Form 10-K
period 2005-12-31
Brookdale Senior Living Inc.
filed 2006-03-31
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-32641
BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
330 North Wabash, Suite 1400, Chicago, Illinois 60611
(Address of Principal Executive Offices)
Telephone: (312) 977-3700
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value Per Share	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2005 is not applicable as the registrant was not publicly traded as of June 30, 2005. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $38.65 per share at which the common equity was last sold as of March 27, 2006 was $2.5 billion.
As of March 27, 2006, the number of shares of the Registrant’s common stock outstanding was 65,006,833.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of Registrant’s Definitive Proxy Statement relating to its 2006 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

EX-2.7: MEMBERSHIP INTEREST PURCHASE AGREEMENT
EX-2.10: MERGER AGREEMENT
EX-2.12: ASSET PURCHASE AGREEMENT
EX-2.13: ASSET PURCHASE AGREEMENT
EX-2.14: PURCHASE AND SALE AGREEMENT
EX-4.2: STOCKHOLDERS AGREEMENT
EX-21.1: SUBSIDIARIES OF THE REGISTRANT
EX-23.1: CONSENT OF ERNST & YOUNG
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

BROOKDALE SENIOR LIVING INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Certain items in this Annual Report on Form 10-K, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing facilities, close acquisitions under letters of intent, close the Southern Assisted Living Inc, the Wellington Group LLC, American Senior Living L.P. and AEW Capital Management transactions, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, generate growth organically or through acquisitions, secure financing and increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income and add residents. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Brookdale Senior Living Inc. can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Brookdale Senior Living’s expectations include, but are not limited to, our continued ability to acquire facilities at attractive prices which will generate returns consistent with expectations; the possibility that the facilities that we have acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of certain transactions will not be satisfied; our ability to close on facilities under non-binding letters of intent, which is generally less probable than closing on facilities under definitive agreements; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; a decrease in the overall demand for senior housing; general economic conditions and economic conditions in the markets in which we operate; real estate markets in the regions where our facilities are located; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our residents; interest rate fluctuations; licensing risks; our failure to comply with federal, state and local laws and regulations; our failure to comply with environmental laws; the effect of future legislation or regulatory changes in our operations; and other risks detailed from time to time in Brookdale Senior Living’s SEC reports including in “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Annual Report. Brookdale Senior Living expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I
Item 1. BUSINESS
Overview
     As of December 31, 2005, we are the third largest operator of senior living facilities in the United States based on total capacity, with over 380 facilities in 31 states and the ability to serve over 30,000 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. As of December 31, 2005, we operated 80 independent living facilities with 14,439 units/beds, 295 assisted living facilities with 12,529 units/beds, seven continuing care retirement communities, or CCRCs, with 3,005 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and one skilled nursing facility with 82 units/beds. The majority of our units/beds are located in campus settings or facilities containing multiple services, including CCRCs. As of December 31, 2005, our facilities were on average 89.8% occupied. We generate over 96% of our revenues from private pay customers, which limits our exposure to government reimbursement risk. In addition, we control all financial and operational decisions regarding our facilities through property ownership and long-term leases. We believe we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services. For the year ended December 31, 2005, 28.7% of our revenues were generated from owned facilities, 70.8% from leased facilities and 0.5% from management fees from facilities we operate on behalf of third parties and affiliates.
     We were formed in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra. BLC and Alterra have been operating independently since 1986 and 1981, respectively. Since December 2003, BLC and Alterra have been under the common control of Fortress Investment Group (“Fortress” or “FIG”). Fortress owns 43,407,000 shares, or over 65%, of our common stock. On November 22, 2005, we completed our initial public offering of 12,732,800 shares of our common stock, including 8,560,800 primary shares, at $19.00 per share, for which we received proceeds, after fees and expenses, of approximately $144.8 million.
     We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale, including those created by the BLC and Alterra combination. Given the size and breadth of our nationwide platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, CCRC and skilled nursing assets. For the period January 2001 through December 31, 2005, we have begun leasing or acquired the ownership or management of 55 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 10,900 units/beds. In 2005, prior to our initial public offering in November 2005, we acquired 15 senior living facilities with 4,077 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and two additional facilities with an aggregate of 422 units/beds, which were sold in the third quarter of 2005, and one of which we continued to manage to January 2006. Since our initial public offering in November 2005, we have purchased or has committed to purchase $743 million in senior housing assets representing 101 facilities (9,015 units/beds).
     We believe that the senior living industry is the preferred alternative to meet the growing demand for a cost-effective residential setting in which to care for the elderly who cannot, or as a lifestyle choice choose not to, live independently due to physical or cognitive frailties and who may, as a result, require assistance with some of the activities of daily living or the availability of nursing or other medical care. Housing alternatives for seniors include a broad spectrum of senior living service and care options, including independent living, assisted living, memory care and skilled nursing care. More specifically, senior living consists of a combination of housing and the availability of 24-hour a day personal support services and assistance with certain activities of daily living.

We completed our formation transactions on September 30, 2005. Results prior to that represent the combined operations of Brookdale Facility Group, which is comprised of BLC, Alterra, Fortress CCRC Acquisition LLC, or Fortress CCRC, and FIT REN LLC, or FIT REN, (collectively, the “Predecessor Company”). For comparative purposes the three months ended December 31, 2005, and nine months ended September 30, 2005, have been aggregated for the year ended December 31, 2005. For the three months ended December 31, 2005, the nine months ended September 30, 2005 and years ended December 31, 2005, 2004, and 2003 we generated ($ in millions):

	Brookdale Senior	Brookdale Facility Group
	Living Inc.	(Predecessor Company)
	Three Months Ended	Nine Months Ended
	December 31,	September 30,	Years Ended(3)
	2005	2005	2004	2003
Total revenues	$213.0	$577.5	$660.9	$222.6
Net loss	$(24.5)	$(26.5)	$(9.8)	$(9.0)
Adjusted EBITDA (1)	$27.0	$39.6	$104.4	$43.3
Cash From Facility Operations(2)	$10.9	$(4.3)	$27.9	$27.8
Facility Operating Income (1)	$84.7	$208.1	$242.2	$84.1

(1)	Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of net income (loss) to each of these measures.

(2)	Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for an explanation of how we define this measure, a detailed description of why we believe such measure is useful and the limitations of such measure, and a reconciliation of net cash provided by (used in) operating activities to such measure.

(3)	The net loss is after an allocation of $16.1 million, $12.1 million and $7.5 million minority interest for the nine months ended September 30, 2005 and years ended December 31, 2004 and 2003, respectively.
Growth Strategy
     Our objective is to increase our revenues, Adjusted EBITDA, Cash From Facility Operations and dividends per share of our common stock, while remaining one of the premier senior living providers in the United States. Key elements of our strategy to achieve these objectives include:
•	Organic growth in our existing operations. We plan to grow our existing operations by:
•	increasing revenues through a combination of occupancy growth and resident fee increases as a result of growing demand for senior living facilities. For the 343 facilities we owned, leased or managed since 2003 (excluding four development facilities), for the year ended December 31, 2005 our facility operating income has increased approximately 8.3% on an annualized basis and, including the four development facilities, our facility operating income has increased approximately 9.5% on an annualized basis; and

•	taking advantage of our sophisticated operating and marketing expertise to retain existing residents and attract new residents to our facilities. As of December 31, 2005, our facilities were on average 89.8% occupied.
•	Growth through operating efficiencies. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform. Our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living facilities. As a result, we are able to achieve economies of scale with respect to the goods and services we purchase. In connection with the combination of BLC and Alterra, we negotiated new contracts for food, insurance and other goods and services. In addition, we have and will continue to consolidate corporate functions such as accounting, finance, human resources, legal, information technology and marketing. Collectively, we expect these initiatives to result in recurring operating and general and administrative expense savings, net of additional recurring costs expected to be incurred as a public company, of between approximately $13.0 million and $15.0 million per year. We began to realize these savings upon the completion of our formation transactions in September 2005 and expect to realize the remainder subsequent to the formation.
•	Growth through the acquisition and consolidation of asset portfolios and other senior living companies. We plan to take advantage of the fragmented independent living and assisted living sectors by selectively purchasing existing operating companies and facilities. For the period January 2001 through December 2005 (not including those facilities we acquired and subsequently disposed of), we have begun leasing or acquired the ownership or management of 55 senior living facilities with approximately 10,900 units/beds. In 2005, we acquired the ownership or management of 15 senior living facilities with 4,077 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and an additional two facilities with an aggregate of 422 units/beds, which were sold in the third quarter of 2005, one of which we continued to manage until January 2006. In 2006, we have already acquired two facilities with 114 units/beds and have definitive agreements to acquire or lease an additional 83 facilities with 7,087 units/beds, which we expect to close in 2006. However, there can be no assurance we will acquire or lease these facilities. Our acquisition strategy will continue to focus primarily on facilities where we can improve service delivery, occupancy rates and cash flow. We expect to finance our acquisitions, on a long-term basis, by using primarily equity issuances combined with fixed- and floating-rate debt.

•	Expansion of existing facilities where economically advantageous. Certain of our facilities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents) offering increased capacity, as well as additional levels of service for residents requiring higher levels of care.
Competitive Strengths
     We believe our nationwide network of senior living facilities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:
•	Skilled management team with extensive experience. Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets. Our chairman and top five executive officers have over 115 years of combined experience in the senior living, hospitality and real estate industries. In addition, as stockholders, our management team is incentivized to continue to grow our business. Our senior management team owns approximately 3.8% of our common stock on a diluted basis.

•	Proven track record of successful acquisitions. For the period January 2001 through December 31, 2005, we have begun leasing or acquired the ownership or management of 55 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 10,900 units/beds. Our experience in acquiring senior living facilities enables us to consider a wide range of acquisition targets in the senior living industry. In addition, we believe our expertise in integrating these facilities onto our operating platform enables us to acquire facilities while causing minimal disruption to either the residents or facility operating staff.

•	High-quality purpose-built facilities. We operate a nationwide base of over 380 purpose-built facilities in 31 states, including 66 facilities in eight of the top ten standard metropolitan statistical areas. The average age of our facilities is 10.2 years. We have experienced significant facility operating income growth and occupancy growth over the past year. Our facility operating income increased 20.9%, from $242.2 million for the year ended December 31, 2004 to $292.8 million for the year ended December 31, 2005, and our occupancy rate increased 1.8%, from 88.2% as of December 31, 2004 to 89.8% as of December 31, 2005.
•	Ability to provide a broad spectrum of care. Given our diverse mix of independent and assisted living facilities and CCRCs, we are able to meet a wide range of our customers’ needs. We believe that we are one of the few companies in the senior living industry with this capability. We believe that our multiple product offerings create marketing synergies and cross-marketing opportunities.

•	The size of our business allows us to realize cost efficiencies. We are the third largest operator of senior living facilities in the United States based on total capacity. The size of our business allows us to realize cost savings in the purchasing of goods and services and also allows us to achieve increased efficiencies with respect to various corporate functions, most of which have yet to be realized in our operating results given the recent combination of BLC and Alterra in September 2005. In addition, our size and broad geographical footprint gives us an advantage in executing our acquisition strategy. When we acquire a facility in one of our existing markets, we are able to integrate that facility at little or no incremental cost. This allows us to acquire assets more efficiently and to better compete against other operators for acquisitions with a more geographically limited presence.
     History
     We are a holding company formed in June 2005 for the purpose of combining, through a series of mergers, two leading senior living operating companies, BLC and Alterra, which have been operating independently since 1986 and 1981, respectively. Fortress has been the majority owner of BLC since September 2000 and of Alterra since December 2003. Fortress owns 43,407,000 shares, or over 65% of our common stock. On November 22, 2005, we completed our initial public offering of 12,732,800 shares of our common stock, including 8,560,800 primary shares, at $19.00 per share, for which we received proceeds, after fees and expenses, of approximately $144.8 million. In addition, prior to our initial public offering, we acquired, through affiliates of Fortress, 15 additional senior living facilities and two facilities which were sold in the third quarter of 2005, one of which we continued to manage until January 2006. In June and July 2005, FIT REN purchased eight senior living facilities and one senior living facility, respectively, consisting of 1,261 units/beds from affiliates of Prudential Financial, Inc. for an aggregate purchase price of approximately $282.4 million, before closing costs. In April 2005, Fortress CCRC purchased eight senior living facilities with 3,238 units/beds from The National Benevolent Association of the Christian Church (Disciples of Christ), or the NBA, as debtor-in-possession under Chapter 11 of the U.S. bankruptcy code for an aggregate purchase price of approximately $181.4 million, before closing costs. Of these eight facilities, Fortress CCRC sold one on July 1, 2005 for $2.5 million, and one on September 14, 2005 for $9.0 million, before closing costs. Subsequent to the acquisition of these facilities by FIT REN and Fortress CCRC, the facilities were managed by affiliates of BLC. As described below, we acquired ownership of the properties purchased by FIT REN and Fortress CCRC in September 2005 at a price equal to the purchase price for which each of FIT REN and Fortress CCRC acquired the respective facilities. It is our intention to continue to own and manage the nine facilities originally purchased by FIT REN and six facilities originally purchased by Fortress CCRC. In September 2005, the following series of transactions occurred:
•	A wholly-owned subsidiary of ours merged with and into BLC. In the merger, the stockholders of BLC, including affiliates of Fortress, an affiliate of Capital Z Partners and certain members of our management, including our chief executive officer, received an aggregate of 20,000,000 shares of our common stock, representing 34.5% of our outstanding common stock prior to the initial public offering of our common stock for all of their outstanding common stock of BLC. As a result of the merger, BLC became our wholly-owned subsidiary.

•	FEBC-ALT Investors purchased from Fortress Investment Trust II, an affiliate of Fortress, all of the outstanding membership interests of FIT REN, which had recently acquired certain senior living facilities from Prudential Financial, Inc., as described in “— Acquisition and History of Alterra Healthcare Corporation,” for an aggregate purchase price of approximately $282.4 million before closing costs (including the assumption of approximately $171.0 million of debt). Immediately after the purchase, the membership interests of FIT REN were contributed to Alterra. As a result, FIT REN became a wholly-owned subsidiary of Alterra and Fortress Investment Trust II became a member of

FEBC-ALT Investors, Alterra’s indirect parent company. In connection with the merger of FEBC-ALT Investors described below, Fortress Investment Trust II received 11,750,000 shares of our common stock, representing 20.3% of our outstanding common stock prior to the initial public offering of our common stock, for its interest in FIT REN.
•	A wholly-owned subsidiary of ours merged with and into FEBC-ALT Investors, Alterra’s indirect parent company. In the merger, FIT-ALT Investor, Fortress Investment Trust II, Emeritus, NW Select and certain members of our management, each of which was a member of FEBC-ALT Investors, received an aggregate of 29,750,000 shares of our common stock, representing 51.3% of our outstanding common stock prior to the initial public offering of our common stock, for all of the outstanding membership interests of FEBC-ALT Investors. FIT-ALT Investor and Fortress Investment Trust II are affiliates of Fortress. As a result of the merger, Alterra became our wholly-owned subsidiary. Each of Emeritus and NW Select sold all of its shares in our initial public offering.

•	A wholly-owned subsidiary of ours merged with and into Fortress CCRC. In the merger, Fortress Investment Trust II received an aggregate of 8,250,000 shares of our common stock, representing 14.2% of our outstanding common stock prior to the initial public offering of our common stock, for all of the outstanding membership interests of Fortress CCRC. Fortress CCRC owns, through its wholly-owned subsidiaries, seven senior living facilities, including one facility currently under contract for sale. As a result of the merger, Fortress CCRC became our wholly-owned subsidiary.
     On August 5, 2005 and September 14, 2005, BLC granted an aggregate of 988 shares of its stock and FEBC-ALT Investors granted 3.33% of its membership interests to certain members of our management, which shares and percentage interests are or were subject to substantial risk of forfeiture until the occurrence of certain events, as specified in the applicable restricted stock or restricted securities award agreements. In accordance with the terms of the plans, a portion of these securities are no longer subject to a risk of forfeiture following the consummation of our initial public offering. In addition, the remaining securities will vest over a five-year period following the issuance if the executive remains continuously employed by the Company. Securities that are subject to risk of forfeiture may not be sold or transferred. In connection with the merger transactions described above, these shares were automatically converted into an aggregate of 2,575,405 shares of our common stock, representing 4.4% of our outstanding common stock prior to the initial public offering of our common stock.
     As a holding company, subsequent to the formation transactions we own 100% of the outstanding stock and membership interests of the operating companies of our business. The previous stockholders of the operating companies contributed their ownership interests to us in exchange for shares of our common stock. For financial reporting purposes, the Fortress entities that own the stock or membership interests in the operating companies are considered the control group as defined under paragraph 3 of EITF 02-5, Definition of “Common Control” in relation to FASB Statement No. 141. Accordingly, our pre-formation combined financial statements reflect the historical cost of the operating companies. Upon the completion of the formation transactions on September 30, 2005, the non-controlling interests were accounted for as a purchase in accordance with SFAS No. 141.
     As a result of these formation transactions, prior to the consummation of our initial public offering, all of our outstanding common stock was held by FIT-ALT Investor, Fortress Investment Trust II, Fortress Brookdale Acquisition LLC, or FBA, each of which is an affiliate of Fortress, Health Partners, which is an affiliate of Capital Z Partners, Emeritus Corporation, NW Select LLC, and certain members of our management. Each of Emeritus and NW Select sold all of the shares of our common stock it owned in our initial public offering. Fortress and its affiliates did not sell any of the shares of our common stock that they owned in our initial public offering.
Acquisition History of Brookdale Senior Living Inc.

     On February 28, 2006, we acquired two facilities in Orlando, Florida (114 units/beds) from Orlando Madison Ivy, LLC for an aggregate purchase price of $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage bearing interest at a variable rate of LIBOR plus 1.70%.
     On December 30, 2005, we acquired from Capstead Mortgage Corporation all of the outstanding stock of CMCP-Properties, Inc. (“CMCP”), which owns six senior living facilities (1,394 units/beds) that we operated since May 2002 under a long-term operating lease. We refer to this transaction in this Annual Report as the Chambrel transaction. We paid $57.5 million in cash to acquire all of the outstanding stock of CMCP, and assumed $119.8, million of debt and $5.2 million of working capital and cash and investments-restricted. In connection with the acquisition, we obtained a $30.0 million first mortgage related to one facility that refinanced the existing $18.9 million first mortgage on that facility, and we incurred a loss of $2.5 million in connection with the early extinguishment of debt.
     On December 22, 2005, we acquired four facilities (187 units/beds) from Merrill Gardens for an aggregate purchase price of $16.3 million. On November 30, 2005, we completed our acquisition of six facilities (237 units/beds) from Omega Healthcare Investors, Inc. pursuant to our exercise of a purchase option, for an aggregate purchase price of $20.4 million. These acquisitions were financed in part by $24.0 million first mortgage financing bearing interest at a variable rate of LIBOR plus 1.70% and in part using a portion of the proceeds from our initial public offering.
     On December 21, 2005, we signed a definitive agreement to acquire Southern Assisted Living Inc. (SALI), a company based in North Carolina that operates a portfolio of 41 senior living facilities with 2,887 units/beds, all of which are leased, for $82.9 million.
     On January 11, 2006, we signed a definitive agreement to purchase 18 assisted living facilities with 944 units/beds from The Wellington Group LLC for $95.0 million. The portfolio is located in Alabama, California, Florida, Georgia, Mississippi, and Tennessee and is divided into 14 owned and four leased properties. The transaction is expected to close in the second quarter of 2006 and is subject to customary closing conditions and possible multiple closings.
     On January 12, 2006, we signed a definitive agreement to purchase 18 owned and leased senior living facilities with 2,239 units/beds from American Senior Living L.P. for $124.0 million. The portfolio is located in Alabama, California, Delaware, Florida, Georgia, Louisiana, Ohio, Tennessee, Virginia and Washington and is divided into seven owned and 11 leased facilities.
     On February 7, 2006, we signed a definitive agreement to acquire six properties from AEW Capital Management for $209.5 million. The portfolio located in California, Ohio and Washington is comprised of 6 independent living, assisted living and CCRC facilities, containing a total of 1,107 units/beds. The transaction is subject to customary closing conditions and possible multiple closings.
Acquisition and History of Brookdale Living Communities, Inc.
     In September 2005, a wholly-owned subsidiary of ours merged with and into BLC, resulting in the issuance of an aggregate of 20,000,000 shares of our common stock to the previous holders of all of the outstanding common stock of BLC. As a result of this transaction, BLC became our wholly-owned subsidiary and (1) Fortress Brookdale Acquisition LLC, or FBA, an affiliate of Fortress and the former holder of a majority of the outstanding common stock of BLC, and (2) Health Partners, a former member of FBA, became significant stockholders of ours.
     In June and July of 2005, subsidiaries of BLC entered into management agreements/operating leases to operate eight senior living facilities and one senior living facility, respectively, consisting of 1,261 units/beds, which we refer to as the Prudential Portfolio. See “— Acquisition and History of Alterra Healthcare Corporation” for a description of the acquisition history of the Prudential Portfolio. Fortress and BLC received regulatory authorization to operate these facilities in June and July 2005, respectively.
     In April 2005, subsidiaries of BLC entered into management agreements to operate eight facilities, six of which we own, two of which we sold and no longer manage, consisting of 3,238 units/beds, in the Fortress

CCRC Portfolio. Fortress and BLC received regulatory licenses required to operate these facilities in April 2005.
     In October 2004, Provident Senior Living Trust, or Provident, a real estate investment trust, acquired 21 senior living facilities from BLC through a stock acquisition, for a total purchase price of approximately $742.4 million (including the assumption of approximately $433.6 million of non-recourse and limited recourse property-level and other debt). BLC currently leases and operates all of the facilities that it sold to Provident pursuant to long-term operating leases and management agreements. In October 2004, BLC paid a dividend of $254.6 million to all of its stockholders, which represented a return of capital. The dividend was funded with a portion of the proceeds from the Provident transaction.
     In August 2004, BLC entered into management agreements to operate nine facilities consisting of more than 1,900 units/beds owned by Cypress Senior Living, which we refer to as the Town Village Portfolio. The Town Village Portfolio consists of entirely independent living facilities, ranging in size from 176 to 276 units/beds each. The facilities are located in the metro areas of Detroit, Kansas City, Memphis, Dallas, Birmingham, Fort Worth, and Tulsa, all of which opened in the last three years, and Oklahoma City, which opened in December 2004. One facility located in Oklahoma City was sold in January 2006, and we no longer manage it. Four other facilities located in Texas and Kansas totaling 914 units/beds were sold in February 2006, and we no longer manage them.
     During the first quarter of 2004, the limited partnerships that owned 14 facilities, in which subsidiaries of BLC held general and limited partnership interests, sold those facilities to Ventas Realty, Limited Partnership, or Ventas, for approximately $114.6 million. Ventas also acquired another facility from a third party in a separate transaction. Simultaneously with such sales, wholly-owned subsidiaries of BLC, or the Ventas Tenants, entered into and became the tenants under a master lease with Ventas pursuant to which the Ventas Tenants currently lease 13 facilities. Two additional facilities are leased to the Ventas Tenants pursuant to individual leases substantially similar to the master lease. BLC has guaranteed the leases for the full and prompt payment and performance of all of Ventas Tenants’ obligations thereunder. The guaranty requires that BLC maintain a net worth of not less than $100.0 million (as defined).
Acquisition and History of Alterra Healthcare Corporation
     In September 2005, a wholly-owned subsidiary of ours merged with and into FEBC-ALT Investors LLC, resulting in the issuance of an aggregate of 29,750,000 shares of our common stock for all of the outstanding membership interests of FEBC-ALT Investors. Alterra is an indirect wholly-owned subsidiary of FEBC-ALT Investors and, as a result of this transaction, Alterra became our indirect wholly-owned subsidiary. FIT-ALT Investor, Fortress Investment Trust II, Emeritus Corporation and NW Select LLC (each a former member of FEBC-ALT Investors) each became significant stockholders of ours. Each of FIT-ALT Investor and Fortress Investment Trust II is an affiliate of Fortress. Each of Emeritus and NW Select sold all of its shares in our initial public offering.
     In June and July 2005, FIT REN LLC, an affiliate of Fortress, purchased eight senior living facilities and one senior living facility, respectively, consisting of 1,261 units, or the Prudential Portfolio, from affiliates of Prudential Financial, Inc. for an aggregate purchase price of approximately $282.4 million, before closing costs. Prior to our acquisition of Alterra, Alterra purchased from Fortress Investment Trust II, an affiliate of Fortress, all of the outstanding membership interests in FIT REN for an aggregate purchase price of approximately $282.4 million before closing costs (including the assumption of approximately $171.0 million of debt). As a result of the purchase, FIT REN became a wholly-owned subsidiary of Alterra and Fortress Investment Trust II became a member of FEBC-ALT Investors. In connection with the FEBC-ALT Investors merger described above, Fortress Investment Trust II received 11,750,000 shares of our common stock, and became a significant stockholder of ours. Subsidiaries of BLC operate each of the facilities in the Prudential Portfolio pursuant to management agreements with the property owners. See “— Acquisition and History of Brookdale Living Communities, Inc.”
     In June 2005, FIT-ALT Investor, an affiliate of Fortress, purchased membership interests representing an approximately 25% membership interest in FEBC-ALT Investors from Emeritus and NW Select, for an aggregate purchase price of $50.0 million. In connection with this transaction, FEBC-ALT Investors paid a dividend of $20.0 million to FIT-ALT Investor, its sole Class A Preferred stockholder. FIT-ALT Investor used the proceeds of the dividend to pay a portion of the purchase price.
     During the fourth quarter of 2004, Provident acquired 47 assisted living facilities from Alterra through the acquisition of 100% of the outstanding capital stock of certain Alterra subsidiaries for a total purchase price of approximately $240.4 million (including the assumption of approximately $49.5 million of non-recourse and limited recourse property-level debt). Alterra currently leases and operates all of the facilities that it sold to Provident pursuant to long-term operating leases. In October 2004, Alterra paid a dividend of $50.0 million to FIT-ALT Investor, its sole Class A Preferred stockholder, which represented a partial return of capital, and included repayment of approximately $17.2 million of debt owed to Fortress, including accrued interest. The dividend was funded with a portion of the proceeds received from the Provident transaction.
     In December 2004, AHC Purchaser Inc., a wholly-owned subsidiary of Alterra, and Merrill Lynch Capital entered into a series of agreements through which Alterra borrowed $72.5 million to refinance two other debt arrangements. The financing is secured by 21 facilities with a capacity for 860 residents.
     In February 2003, ALS-Venture II, Inc., a now inactive subsidiary of Alterra, and Wynwood of Chapel Hill, LLC, sold 25 assisted living properties pursuant to a Purchase and Sale Agreement to SNH ALT Leased Properties Trust, or SNH, for approximately $61.0 million. Subsequently, AHC Trailside, Inc., a subsidiary of Alterra, entered into and became the tenant at these 25 assisted living facilities pursuant to a lease with SNH.
     Alterra completed an initial public offering of its common stock in August 1996 and remained a public company until 2003. In January 2003, in order to facilitate and complete its ongoing restructuring initiatives, Alterra filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Alterra emerged from bankruptcy in December 2003 when it was acquired and recapitalized by FEBC-ALT Investors, a joint venture that included an affiliate of Fortress. Since 2001, in connection with its bankruptcy and reorganization efforts, Alterra has sold more than 200 facilities and parcels of land to third parties for in excess of $150.0 million.
Acquisition and History of Fortress CCRC Portfolio
     In September 2005, a wholly-owned subsidiary of ours merged with and into Fortress CCRC Acquisition LLC, or Fortress CCRC, resulting in the issuance of an aggregate of 8,250,000 shares of our common stock for all of the outstanding membership interests of Fortress CCRC. As a result of this transaction, Fortress CCRC became our wholly-owned subsidiary and Fortress Investment Trust II, the former sole member of Fortress CCRC, received shares of our common stock and became a significant stockholder of ours.
     The NBA is a 501(c)(3) not-for-profit organization founded in 1887. As a result of deteriorating operating performance and unsuccessful negotiations to restructure the NBA’s debt and management, bonds issued by the NBA were trading at a discount to their par value. Between January and February 2004, FIT CCRC LLC, an affiliate of Fortress, acquired the NBA debt and helped form the unsecured creditors’ committee to lead a restructuring of the NBA. In February 2004, the NBA elected to file for bankruptcy protection. In September 2004, Fortress CCRC negotiated an asset purchase agreement to acquire 11 CCRC facilities consisting of 4,053 units/beds (including 817 resident-owned cottages or our CCRC campuses managed by us) across ten states from the NBA as debtor in possession under Chapter 11 of the U.S. bankruptcy code. Fortress CCRC was subsequently selected as the winning bidder through a bankruptcy auction in December 2004. In April and May 2005, Fortress CCRC purchased 11 of the facilities consisting of 4,053 units/beds (including 825 resident-owned cottages or our CCRC campuses managed by us) from the NBA for an aggregate purchase price of approximately $210.5 million, including closing costs and the assumption of $24.4 million of refundable entrance fees. Three of these facilities were sold by Fortress CCRC to other purchasers for $30.3 million simultaneously with or shortly after their purchase. Of the eight facilities that remained, Fortress CCRC sold one on July 1, 2005 for $2.5 million and one on September 14, 2005 for $9.0 million. It is our intention to retain ownership of the six remaining facilities. We refer to these six facilities as the “Fortress CCRC Portfolio.” We plan to improve the operation of the Fortress CCRC Portfolio, which we believe has been severely under-managed as a result of significant turmoil at the NBA prior to and during the bankruptcy process.

Operations
Segments
     We have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise’s decision makers use to make decisions about the enterprise’s operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Prior to formation on September 30, 2005 and presently, each of Brookdale Living Communities, Inc., the Fortress CCRC Portfolio and the Prudential Portfolio, and Alterra, had and has distinct chief operating decision makers, or CODMS. Each of our facilities are considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the CODMS to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, permits aggregation of operating segments that share all common operating characteristics (similar products and services, similar methods used to deliver or provide their products and services, and similar type and class of customer for their products and services) and similar economic characteristics (revenue recognition and gross margin). We believe that each of our facilities provides similar services, delivers these services in a similar manner, and has common type and class of customer. In addition, all of our facilities recognize and report revenue in a similar manner. However, our individual facility gross margins vary significantly. Therefore, we have aggregated our segments based upon the lowest common economic characteristic of each of our facilities: gross margin. The CODMS allocate resources in large part based on margin and analyze each of the facilities as having either (1) less than 20% operating margins, (2) more than 20% operating margins but less than 40% operating margins, or (3) greater than 40% operating margins. The CODMS believe that the margin is the primary, most significant and most useful indicator of the necessary allocation of resources to each individual facility because it is the best indicator of a facility’s operating performance and resource requirements. Accordingly, our operating segments are aggregated into six reportable segments based on comparable operating margins within each of Brookdale Living and Alterra. We defined our operating margin for each group of facilities as that group’s operating income divided by its revenue. Operating income represents revenue less operating expenses (excluding depreciation and amortization). See Note 14 to the consolidated financial statements included herein on Item 8.
     We also present a reportable segment for management services because the economic and operating characteristics of these services are different from our facilities aggregated above.
Our Product Offerings
     We offer a variety of senior living housing and service alternatives in facilities located across the United States. Our primary product offerings consist mainly of (i) Independent Living Facilities, (ii) Assisted Living Facilities, (iii) Memory Care Facilities, and (iv) CCRCs. Following is a description of each:
•	Independent Living Facilities
     Our Independent Living Facilities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service.
     The majority of our Independent Living Facilities consist of both independent living and assisted living units in a single facility, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular facility, 85% of all of the units at our Independent Living Facilities are independent living units (of our facilities with both independent and assisted living units, approximately 77.0% of the total units are designated as independent living units), with a smaller number of units licensed for assisted living.

     Our Independent Living Facilities are large multi-story buildings containing from 74 to 341 units. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific facility.
     Each Independent Living Facility provides residents with basic services such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. Most of these facilities also offer custom tailored supplemental care services at an additional charge under the “Personally Yours” program, which may include medication reminders, check-in services and escort and companion services. Additional fees that we collect in connection with our “Personally Yours” program vary by facility and range from $5 to $50 per service.
     In addition to the basic services, our Independent Living Facilities that include assisted living also provide residents with supplemental care services options to provide assistance with ADLs. The levels of care provided to residents vary from facility to facility depending, among other things, upon the licensing requirements of the state in which the facility is located.
     Residents in these facilities are able to maintain their residency for an extended period of time due to the range of service options available to residents (not including skilled nursing) as their needs change. Residents with cognitive or physical frailties and higher level service needs are accommodated with supplemental services in their own units or, in certain facilities, are cared for in a more structured and supervised environment on a separate wing or floor. These facilities also have a dedicated assisted living staff, including nurses at the majority of facilities, and separate assisted living dining rooms and activity areas.
     Our Independent Living Facilities represent approximately 48.0% of our total senior living capacity.
•	Assisted Living Facilities
     Our Assisted Living Facilities offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents.
     Our Assisted Living Facilities include both freestanding, multi-story facilities with more than 30 beds and smaller, freestanding single story facilities with less than 30 beds. Depending upon the specific location, the facility may include (i) private studio, one-bedroom and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or “neighborhoods” scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station.
     All residents at these facilities receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping and personal laundry services. In some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer’s and other forms of dementia. In addition, we offer higher levels of personal care services to residents at these facilities that are very physically frail or experiencing early stages of Alzheimer’s disease or other dementia and who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments. For example, physically frail residents may require medication management, two-person transfer from a wheelchair or incontinence care. These additional services, which we offer for an additional cost, are part of our “YourCare” program. Additional fees that we collect in connection with our “YourCare” program vary by facility and range from $0 to $3,600 per month per resident.
     Our Assisted Living Facilities represent approximately 31.3% of our senior living capacity.
•	Memory Care Facilities
     Our Memory Care Facilities are specially designed freestanding facilities for residents with Alzheimer’s disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life.

     Our Memory Care Facilities have from 20 to 60 beds and some are part of a campus setting, which includes a free-standing assisted living facility.
     As a result of their progressive decline in cognitive abilities, including impaired memory, thinking and behavior, residents at these facilities typically require higher levels of personal care and services. In addition, residents require increased supervision because they are typically highly confused, wander prone and incontinent. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.
     Our Memory Care Facilities represent approximately 10.4% of our senior living capacity.
•	CCRCs
     Our CCRCs offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer’s units. In addition, four of our CCRC facilities also contain single-family homes that are owned by the resident, who pays a monthly maintenance charge to the community for various maintenance services.
     Some of our CCRCs require the residents in the independent living apartment units to pay a one-time upfront entrance fee, which fee is partially refundable upon the subsequent sale of the unit or, in certain cases, upon the sale of a comparable unit.
     In addition, we have one skilled nursing facility — Westbury Care Center — that is not part of a CCRC.
     Our CCRCs represent approximately 10.0% of our total senior living capacity. Our single skilled nursing facility represents approximately 0.3% of our total senior living capacity.
Operations Overview
     We continually review opportunities to expand the amount of services we provide to our residents. To date, we have been able to increase our monthly resident fees each year and we have generally experienced increasing facility operating margins through a combination of the implementation of efficient operating procedures and the economies of scale associated with the size and number of our facilities. Our operating procedures include securing national vendor contracts to obtain the lowest possible pricing for certain services such as food, energy and insurance, implementing strict budgeting and financial controls at each facility, and establishing standardized training and operations procedures.
     We also purchase annual insurance policies in the ordinary course of business for property, auto, workers’ compensation and excess auto/employer liability and most recently purchased a three-year general/professional liability policy, with a one-year excess general liability policy.
     We believe that successful senior living operators must effectively combine the business disciplines of housing, hospitality, health care, marketing, finance and real estate expertise.
     We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals, which we believe have contributed to our facility operating margins. We have centralized accounting controls, finance and other operating functions so that, consistent with our operating philosophy, facility-based personnel can focus on resident care and efficient operations. Staff in both our headquarters in Chicago, Illinois and at our operations support center in Milwaukee, Wisconsin are responsible for the establishment of company-wide policies and procedures relating to, among other things, resident care; facility design and facility operations; billings and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.
Consolidated Corporate Operations Support
     We have developed a centralized infrastructure and services platform, which provides us with a significant operational advantage over local and regional operators of senior living facilities. The size of our business also allows us to achieve increased efficiencies with respect to various corporate functions such as human resources, finance, accounting, legal, information technology and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established an operations group to support all of our product lines and facilities in areas such as training, regulatory affairs, asset management, dining and procurement.
Facility Staffing and Training
     Each facility has an Executive Director or Residence Director, each a Director, responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Each Director receives specialized training from us. In addition, a portion of each Director’s compensation is directly tied to the operating performance of the facility and to the maintenance of high occupancy levels. We believe that the quality of our facilities, coupled with our competitive compensation philosophy, has enabled us to attract high-quality, professional Directors.
     Depending upon the size of the facility, each Director is supported by a facility staff member who is directly responsible for day-to-day care of the residents and either facility staff or regional support to oversee the facility’s marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for food service, activities, housekeeping, and engineering.
     We believe that quality of care and operating efficiency can be maximized by direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the support and care needs of the residents and emergency response techniques. We have adopted formal training and evaluation procedures to help ensure quality care for our residents. We have extensive policy and procedure manuals and hold frequent training sessions for management and staff at each site.
Quality Assurance
     We maintain quality assurance programs at each of our facilities through our corporate staff. Our quality assurance program is designed to achieve a high degree of resident and family member satisfaction with the care and services that we provide. Our quality control measures include, among other things, facility inspections conducted by corporate staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services provided to residents.
     In order to foster a sense of community as well as to respond to residents’ desires, at our facilities, we have established a resident council or other resident advisory committee that meets monthly with the Director of the facility. Separate resident committees also exist at many of these facilities for food service, activities, marketing and hospitality. These committees promote resident involvement and satisfaction and enable facility management to be more responsive to the residents’ needs and desires.
Marketing and Sales
     Our marketing strategy is intended to create awareness of us, our facilities, our products and our services among potential residents and their family members and among referral sources, including hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. Our marketing staff develops overall strategies for promoting our facilities and monitors the success of our marketing efforts, including outreach programs. In addition to direct contacts with prospective referral sources, we also rely on print advertising, yellow pages advertising, direct mail, signage and special events, health fairs and community receptions. Certain resident referral programs have been established and promoted within the limitations of federal and state laws at many facilities.
Competition
     The senior living industry is highly competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, except in the skilled nursing segment. Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living facilities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major competitors are Sunrise Senior Living, Inc., Colson & Colson/Holiday Retirement Corp., American Retirement Corporation, Professional Community Management Life Care Services, LLC and Atria Senior Living Group.
Customers
     Our target independent living residents are senior citizens age 70 and older who desire or need a more supportive living environment. The average independent living resident resides in an independent living facility for 30 months. A number of our independent living residents relocate to one of our facilities in order to be in a metropolitan area that is closer to their adult children.
     Our target assisted living residents are predominantly female senior citizens age 85 and older who require daily assistance with two or three ADLs. The average assisted living resident resides in an assisted living facility for 22 months. Residents typically enter an assisted living facility due to a relatively immediate need for services that might have been triggered by a medical event or need.
     We believe our combination of independent and assisted living operating expertise and the broad base of customers that this enables us to target creates a unique opportunity for us to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, CCRC and skilled nursing assets.
Our Employees
     As of December 31, 2005 we had approximately 9,860 full-time employees and approximately 5,900 part time employees, of which 145 work in our Chicago headquarters office and 155 work in our Milwaukee operations support center. Five of our employees are unionized. We currently consider our relationship with our employees to be good.
Government Regulation
     The regulatory environment surrounding the senior living industry continues to intensify in the amount and type of laws and regulations affecting it. In addition, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws. This is particularly true for large for-profit, multi-facility providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the facilities’ management of property and equipment and how we otherwise conduct our operations, such as fire, health and safety laws and regulations and privacy laws, federal and state laws designed to protect Medicare and Medicaid, which mandate what are allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents’ rights statutes and regulations; Anti-Kickback and physicians referral (“Stark”) laws; and safety and health standards set by the Occupational Safety and Health Administration. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.
     Many senior living facilities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training and records; facility services, including administration of medication, assistance with self-administration of medication and the provision of nursing services; staffing levels; monitoring of resident wellness; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; professional licensing and certification of staff prior to beginning employment; and resident rights and responsibilities, including in some states the right to receive health care services from providers of a resident’s choice that are not our employees. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. In addition, in several of the states in which we operate or intend to operate, assisted living facilities and/or skilled nursing facilities require a certificate of need before the facility can be opened or the services at an existing facility can be expanded. Senior living facilities may also be subject to state and/or local building, zoning, fire and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and facilities in existing markets. In addition, if any of our presently licensed facilities operates outside of its licensing authority, it may be subject to penalties, including closure of the facility.
     The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. Unannounced surveys or inspections may occur annually or bi-annually, or following a state’s receipt of a complaint about the facility. From time to time in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed-to plan of corrective action relating to the facility’s operations, but the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our leases and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers’ or facilities’ history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, state Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may investigate assisted living facilities even if the facility or any of its residents do not receive federal or state funds.
     Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living. Our operations could suffer if future regulatory developments, such as federal assisted living laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials, increase the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our facilities exceeds the level of care for which the facility is licensed. A finding that a facility is delivering care beyond its license might result in the immediate transfer and discharge of residents, which may create market instability and other adverse consequences. Furthermore, certain states may allow citations in one facility to impact other facilities in the state. Revocation of a license at a given facility could therefore impact our ability to obtain new licenses or to renew existing licenses at other facilities, which may also cause us to be in default under our leases and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one facility’s citation will impact another of our facilities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. In addition, any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the facility or individual.
     There are various extremely complex federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act of 1997 expanded the penalties for health care fraud. In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Recently, other health care providers have faced enforcement action under the False Claims Act. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, so-called “whistleblower” suits have become more frequent. Also, if any of our facilities exceeds its level of care, we may be subject to private lawsuits alleging “transfer trauma” by residents. Such allegations could also lead to investigations by enforcement officials, which could result in penalties, including the closure of facilities. The violation of any of these regulations may result in the imposition of fines or other penalties that could jeopardize our business.
     Additionally, in several states, we operate facilities that participate in federal and/or state health care reimbursement programs, including state Medicaid waiver programs for assisted living facilities and the Medicare skilled nursing facility benefit program, or other federal and/or state health care programs. Consequently, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state and we cannot be sure that these laws will interpret consistently or in keeping with past practices. Violation of any of these laws can result in loss of licensure, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the applicable federal and/or state health care reimbursement program. Loss of licensure may also cause us to default under our leases and/or trigger cross-defaults.
     We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Federal Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which may also cause us to default under our leases and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.
     We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services, or HHS, has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective April 14, 2003 govern our use and disclosure of health information at certain HIPAA covered facilities. We established procedures to comply with HIPAA privacy requirements at these facilities. We were required to be in compliance with the HIPAA rule establishing administrative, physical and technical security standards for health information by April 2005. To the best of our knowledge, we are in compliance with this rule. Although both current and pending HIPAA requirements affect the manner in which we handle health data and communicate with payors at covered facilities, we believe that the cost of compliance will not have a material adverse effect on our business, financial condition or results of operations.
Environmental Matters
     Under various federal, state and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at or under a property, regardless of how such materials came to be located there. Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines and payments for personal injuries or damage to adjacent property. The cost of any required investigation remediation, removal, mitigation, compliance, fines or personal or property damages and our liability therefore could exceed the property’s value and/or our assets’ value. In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral or to develop or redevelop such property. In addition, such laws impose liability for investigation, remediation, removal and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Moreover, the imposition of such liability upon us could be joint and several, which means we could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof.
     We do not believe that we have incurred such liabilities as would have a material adverse effect on our business, financial condition and results of operations.
     Our operations are subject to regulation under various federal, state and local environmental laws, including those relating to: the handling, storage, transportation, treatment and disposal of medical waste products generated at our facilities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment, and protection of the environment and natural resources in connection with development or construction of our properties.
     Some of our facilities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including its handling, storage, transportation, treatment and disposal, is subject to regulation under various federal, state and local environmental laws. These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice and reporting obligations. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with environmental laws could adversely affect our business operations and financial condition.
     Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. The regulations also set forth employee training, record-keeping requirements and sampling protocols pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potential asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.
     The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the facilities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan. Furthermore, the presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the facilities we own or may acquire may present a risk that third parties will seek recovery from the owners, operators or tenants of such properties for personal injury or property damage. In some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a facility to retain or attract residents and could adversely affect a facility’s market value.
     We believe that we are in material compliance with applicable environmental laws.
     We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.
Intellectual Property
     Brookdale®, Hallmark®, Devonshire®, Alterra®, Crossings®, Wynwood®, Sterling House®, Clare Bridge® and Clare Bridge Cottage® are registered service marks of ours. We also own various domain names in connection with our facilities.
Leases
Provident Sale-Leasebacks
     In each of the following sale-leaseback transactions, Provident entered into the relevant purchase agreement and master lease agreement with certain of our affiliated entities in 2004. On June 7, 2005, Ventas announced that it had completed the acquisition of Provident pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2005, pursuant to which Provident was merged with and into a wholly-owned subsidiary of Ventas.
Alterra’s Sale of the Alterra/Provident Properties
     In the fourth quarter of 2004, pursuant to a stock purchase agreement, or the Alterra/Provident Purchase Agreement, entered into in June 2004, as amended in October 2004, between Alterra and Provident, Alterra sold to Provident 100% of the outstanding capital stock of certain Alterra subsidiaries for an aggregate purchase price of approximately $240.4 million (including $3.5 million of transaction expenses), or the Alterra/Provident Sale. Pursuant to the terms of the Alterra/Provident Purchase Agreement, Alterra consummated the Alterra/Provident Acquisition in two separate closings. The Alterra subsidiaries owned a total of 47 assisted living facilities, or the Alterra/Provident Properties, together in each case with certain related personal property. Certain other real and personal property owned by the Alterra subsidiaries and all of the liabilities and obligations of the Alterra subsidiaries other than certain liabilities relating to the Alterra/Provident Properties that are not required to be reflected or reserved on a balance sheet in accordance with GAAP were transferred to or assumed by Alterra or a subsidiary of Alterra prior to the completion of the Alterra/Provident Sale.
     Alterra agreed to indemnify Provident for any losses it may incur as a result of (a) any inaccuracy or breach of any representation or warranty made by Alterra in the Alterra/Provident Purchase Agreement, (b) any breach or failure by Alterra to perform its obligations under the Alterra/Provident Purchase Agreement, (c) any Alterra/Provident Excluded Assets and Alterra/Provident Excluded Liabilities, (d) certain environmental claims relating to the Alterra/Provident Properties, (e) any third party claims arising out of actions, omissions, events or facts occurring on or prior to the closing of the Alterra/Provident Sale relating to the assets, properties and business of Alterra, and (f) certain fees and expenses of Alterra’s advisors. Alterra is not required to indemnify Provident for any loss arising from matters set forth in clauses (a) and (e) above, which does not exceed $25,000 and has no obligation to indemnify Provident with respect to any losses until such losses exceed $650,000 and in no event will Alterra be required to indemnify Provident for losses in excess of $25.0 million that arise from those matters set forth in clauses (a), (d) and (e) above; provided, however, that such cap shall not apply to any third-party claim relating to or arising out of the operation of the senior living business conducted by Alterra and its affiliates, including prior to the closing date of the Alterra/Provident sale of certain Alterra subsidiaries. In addition, Alterra is not required to indemnify Provident for breaches of representations and warranties of which Provident’s officers obtained actual knowledge prior to the execution of the Alterra/Provident Purchase Agreement. Alterra is also not required to indemnify Provident for matters of which Provident’s officers obtained actual knowledge prior to the closing of the Alterra/Provident Acquisition, unless on or before such date Provident notified them of such matters and Alterra agreed prior to such date that Provident was not obligated to close the transactions contemplated by the Alterra/Provident Purchase Agreement. Moreover, Alterra has generally agreed to indemnify Provident against any tax liability with respect to periods ending on or before, and transactions occurring before, the Alterra/Provident Sale. Provident has agreed to release the stockholders of Alterra and their affiliates (other than Alterra and its subsidiaries) from any claims or losses arising out of the transactions contemplated by the Alterra/Provident Purchase Agreement.
     Provident agreed to indemnify Alterra for any losses it may incur as a result of (a) any inaccuracy or breach of any representation or warranty made by it, (b) any breach or failure by Provident to perform its obligations under the Alterra/Provident Purchase Agreement and (c) any third party claims as a result of any inspections of the Alterra/Provident Properties performed by Provident. Provident is not required to indemnify Alterra for any loss arising from matters set forth in clauses (a) and (e) above, which does not exceed $25,000 and Provident has no obligation to indemnify Alterra with respect to any losses until such losses exceed $650,000 and in no event will Provident be required to indemnify for losses in excess of $25.0 million that arise from those matters set forth in clauses (a) and (c) above. Moreover, Provident has generally agreed to indemnify Alterra against any tax liability (other than tax liability required to be borne or paid by the Alterra/Provident Tenants (as defined below) pursuant to the Alterra/Provident Property Leases (as defined below)) with respect to periods beginning after, and transactions occurring after, the closing of the Alterra/Provident Sale.
     Alterra paid all of the expenses incurred in connection with the consummation of the Alterra/Provident Sale, including certain of Provident’s expenses. However, upon Alterra’s request and pursuant to the terms of the Alterra/Provident Purchase Agreement, Provident funded these transaction expenses in the aggregate amount of $3.5 million, which were contemplated as part of the purchase price and lease basis upon which base rent is calculated.
Provident’s Master Lease Arrangements with Alterra
     Each of the Alterra/Provident Properties is owned by a subsidiary of Provident, each an Alterra/Provident Landlord and leased to a subsidiary of Alterra, each an Alterra/Provident Tenant. Each Alterra/Provident Tenant entered into a master sublease agreement with Alterra relating to the possession, management and operation of each of the Alterra/Provident Properties, or the Alterra/Provident Sublease Agreements.

     Concurrently with the consummation of the Alterra/Provident Sale, subsidiaries and/or affiliates of Alterra entered into master lease arrangements with Provident, which include (a) two master lease agreements covering the Alterra/Provident Properties, each an Alterra/Provident Property Lease, (b) an agreement regarding leases, or the Alterra/Provident Agreement Regarding Leases, entered into between the parent company of the Alterra/Provident Tenants or ALS Holdings and the parent company of each of the owners of the Alterra/Provident Properties, or PSLT-ALS Holdings, (c) a lease guaranty by ALS Holdings with respect to each Alterra/Provident Property Lease, and (d) a guaranty of the Alterra/Provident Agreement Regarding Leases by Alterra.
     Each Alterra/Provident Property Lease is for an initial term of 15 years, with two five-year renewal options at Alterra’s election, provided that, among other things, (i) no event of default exists under any Alterra/Provident Property Lease or under the Alterra/Provident Agreement Regarding Leases and (ii) no management termination event (as defined in the Alterra/Provident Agreement Regarding Leases) has occurred and is continuing beyond any applicable cure period. Pursuant to the Alterra/Provident Agreement Regarding Leases, the renewal option may only be exercised with respect to all of the Alterra/Provident Properties.
     Under the terms of the Alterra/Provident Property Leases, the Alterra/Provident Tenants are obligated to pay base rent in an amount equal to the Alterra/Provident Lease Rate (as defined below) multiplied by the sum of the purchase price (including certain transaction costs incurred in connection with the Alterra/Provident Sale which, at Alterra’s election, Provident actually paid (including financing costs and debt assumption fees) in the amount of $3.5 million) plus any subsequent amounts Provident funds in connection with capital improvements as described in each Alterra/Provident Property Lease and the Alterra/Provident Agreement Regarding Leases, such sum, the Alterra/Provident Lease Basis.
     The initial lease rate for the first year of each of the Alterra/Provident Property Leases is 9.625%, as the same may be escalated, the Alterra/Provident Lease Rate. Commencing on November 1, 2005 and January 1, 2006, respectively, for each of the Alterra/Provident Leases, and annually thereafter, the Alterra/Provident Lease Rate will be increased by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%, or the Alterra/Provident Annual Increase. During the first year of each renewal term of the Alterra/Provident Property Leases, the Alterra/Provident Lease Basis will be adjusted to equal the greater of (i) the then current fair market value of the Alterra/Provident Properties as increased by amounts delivered by the Alterra/Provident Landlord to the Alterra/Provident Tenant for capital expenditures (as determined by mutual agreement, or if no such agreement is reached, by an acceptable appraisal method) or (ii) the Alterra/Provident Lease Basis for the immediately preceding calendar month. Rent under the Alterra/Provident Property Leases will continue to be escalated in accordance with the Alterra/Provident Annual Increase during each renewal term. Rent under the Alterra/Provident Property Leases is paid in arrears on a monthly basis.
     The Alterra/Provident Property Leases include representations, warranties and covenants customary for sale-leaseback transactions. Lease payments are absolute triple-net, with the Alterra/Provident Tenants responsible for the payment of all taxes, assessments, utility expenses, insurance premiums and other expenses relating to the operation of the Alterra/Provident Properties. In addition, the Alterra/Provident Tenants are required to comply with the terms of the mortgage financing documents encumbering the Alterra/Provident Properties, if and to the extent that, among other things, the terms of such mortgage financings are commercially reasonable and consistent with other mortgage financings of comparable properties in the then current market.
     Provident may, in Provident’s sole discretion, upon the request of any Alterra/Provident Tenant, fund additional necessary capital improvements to the properties. If Provident funds any such amounts, the Alterra/Provident Lease Basis shall be increased on a dollar-for-dollar basis for the amounts Provident funds. In addition, if PSLT-ALS Holdings, ALS Holdings and Alterra mutually determine that there is an extraordinary capital expenditure requirement at one or more of the Alterra/Provident Properties, or if PSLT-ALS Holdings and ALS Holdings mutually agree that a capital improvement at one or more of the Alterra/Provident Properties is necessary for the applicable Alterra/Provident Property to be in compliance with legal requirements, PSLT-ALS Holdings agreed to fund up to $5 million in the aggregate over the term of the Alterra/Provident Property Leases with respect to all of the Alterra/Provident Properties and the amount that Provident funds will be added to the Alterra/Provident Lease Basis. The Alterra/Provident Tenants have covenanted to keep the Alterra/Provident Properties in good condition and repair.
     The Alterra/Provident Property Leases also require the Alterra/Provident Tenants to spend on capital expenditures and improvements, in the aggregate among the Alterra/Provident Properties, at least $400 per unit per year, or the Alterra/Provident Capital Improvement Amount, which amount will be increased annually by the percentage increase in the Consumer Price Index. If in any year the Alterra/Provident Tenants do not expend the entire Alterra/Provident Capital Improvement Amount, the unspent portion of such funds will be deposited into an escrow account with Provident or with Provident’s mortgage lender, which funds will be available for property capital expenditures and capital improvements; provided that such funds will not be made available to the Alterra/Provident Tenants until such time as the Alterra/Provident Tenants have expended the Alterra/Provident Capital Improvement Amount, in the aggregate, in such year. In addition, Provident has the right to require reserve funding of the Alterra/Provident Capital Improvement Amount upon its request or as required by a mortgage lender. Provident and the Alterra/Provident Tenants have also agreed to review periodically the Alterra/Provident Capital Improvement Amount to adjust as necessary to properly maintain the properties in accordance with the requirements of the Alterra/Provident Property Leases.
     The Alterra/Provident Agreement Regarding Leases provides that, commencing on the first month of the first calendar quarter which occurs after the commencement date of the Alterra/Provident Agreement Regarding Leases, and on the first month of each calendar quarter thereafter, ALS Holdings shall deposit with PSLT-ALS Holdings as security for the performance of the terms, conditions and provisions of the Alterra/Provident Agreement Regarding Leases and the Alterra/Provident Property Leases, 50% of excess cash flow for the prior calendar quarter, until such time as the amount held as the security deposit is equal to $10 million. At ALS Holdings’ option, ALS Holdings may post letters of credit in such amounts in lieu of depositing a cash security deposit. For the foregoing purposes, excess cash flow will be computed by taking the net operating income for all of the Alterra/Provident Properties and subtracting the Alterra/Provident Base Rent payable in the aggregate under all of the Alterra/Provident Property Leases. If the Alterra/Provident Properties achieve and maintain a lease coverage ratio of at least 1.15 to 1.00 for two consecutive six month periods, then the security deposit will be returned to ALS Holdings. For the foregoing purposes, the lease coverage ratio will be computed by taking the net operating income for all of the Alterra/Provident Properties (subject to certain adjustments), and dividing it by the applicable Alterra/Provident Base Rent payable in the aggregate under all of the Alterra/Provident Property Leases.
     The Alterra/Provident Agreement Regarding Leases also provides that PSLT-ALS Holdings may cause to be terminated the Alterra/Provident Sublease Agreements upon the occurrence of certain events, including if any Alterra/Provident Tenant fails to make a rental payment under the Provident/Alterra Master Lease and ALS Holdings fails to make rental payments under the Agreement Regarding Leases and the failure goes uncured for more than 30 days, if an event of default has occurred and remains uncured under any of the Alterra/Provident Property Leases or under the Alterra/Provident Agreement Regarding Leases, or if the Alterra operator becomes bankrupt or insolvent, has bankruptcy proceedings filed against it or voluntarily files for bankruptcy. In addition, PSLT-ALS Holdings may cause to be terminated the Alterra/Provident Sublease Agreements if the Alterra/Provident Properties fail to maintain on a quarterly basis a lease coverage ratio (measured quarterly on a rolling four-quarter basis) of at least 1.05 to 1.00 during any of the first through third lease years, and at least 1.10 to 1.00 during any of the fourth through fifteenth lease years and during each renewal term. ALS Holdings or the Alterra operator has the right to cure a failure to maintain the required lease coverage ratio by posting cash or a letter of credit in an amount sufficient to decrease, on a dollar-for-dollar basis, the aggregate applicable Alterra/Provident Base Rent reflected in the denominator of the lease coverage ratio calculation to the extent necessary to be within compliance. This cure option may only be exercised two times during the first through tenth years of the initial term. If PSLT-ALS Holdings terminates any Alterra/Provident Sublease Agreement and replaces the Alterra operator with a manager or operator other than an affiliate of Alterra, the Alterra/Provident Tenant has the right to terminate the Alterra/Provident Property Lease with respect to the facility to which such Alterra/Provident Sublease Agreement has been terminated. If PSLT-ALS Holdings terminates one or more of the Alterra/Provident Management Agreements but the Alterra/Provident Tenants for such applicable Alterra/Provident Properties do not terminate the applicable Alterra/Provident Property Leases with respect to the applicable facilities, the Alterra/Provident Tenant will enter into a new management agreement with a replacement manager designated by PSLT-ALS Holdings and is required to pay such replacement manager the management fee pursuant to the replacement management agreements, provided that the Alterra/Provident Tenants will be entitled to a credit against base rent for any payments (excluding out-of-pocket reimbursements) payable to such replacement manager in excess of an amount equal to five percent of gross revenues.
     Each Alterra/Provident Property Lease is unconditionally guaranteed by ALS Holdings, and ALS Holdings’ obligations under the Alterra/Provident Agreement Regarding Leases are unconditionally guaranteed by Alterra. Under the Alterra/Provident Property Leases, the Alterra/Provident Tenants agreed to indemnify Provident from liabilities related to the occupancy and operation of the Alterra/Provident Properties prior to and during the term of the Alterra/Provident Property Leases, with such indemnification continuing for 24 months following the termination of any such Alterra/Provident Property Lease.
     In connection with Provident’s existing mortgage financing for the Alterra/Provident Properties, the applicable Alterra/Provident Tenant has subordinated its rights to those of the applicable mortgage lender, and such mortgage lender has entered into a subordination, non-disturbance and attornment agreement agreeing not to disturb such Alterra/Provident Tenant’s right to possession. Additionally, Alterra has agreed to guaranty certain payments under the existing mortgage financing including, without limitation, payments required in connection with failure to meet certain debt service coverage ratios.
     Each Alterra/Provident Property Lease prohibits the assignment of any Alterra/Provident Property Lease by the applicable Alterra/Provident Tenant. The Alterra/Provident Agreement Regarding Leases also prohibits certain other “changes of control” of certain Alterra entities, which includes with certain exceptions (i) the acquisition or attainment by any means by any person, or two or more persons acting in concert, of direct or indirect beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) or control of 50% or more, or rights, options or warrants to acquire 50% or more, of the voting stock or membership interests in Alterra, ALS Holdings or in any of the Alterra/Provident Tenants, or (ii) the merger or consolidation of Alterra, ALS Holdings, any Alterra/Provident Tenant or any Person that directly or indirectly owns more than 50% of the membership interests in ALS Holdings or any Alterra/Provident Tenant with or into any other person, or (iii) any one or more sales or conveyances to any person of all or substantially all of the assets of Alterra, ALS Holdings or any Alterra/Provident Tenant. However, the sale of 50% or more of Alterra’s outstanding stock by its stockholders, or the sale of 50% or more of the voting stock or membership interests in any direct or indirect parent of Alterra, does not require Provident’s or PSLT-ALS Holdings’ consent if, among other things, ALS Holdings provides evidence reasonably satisfactory to PSLT-ALS Holdings that Alterra or any successor guarantor under the terms of such transaction (i) has industry experience in owning, operating and managing senior living properties that is at least comparable to or better than that of Alterra and (ii) has a net worth at least equal to the net worth of Alterra immediately prior to such transaction (which net worth determination shall not take into account any extraordinary and non-recurring transactions during the 12 months prior to such transaction which reduces the net worth of Alterra), both of which conditions were met in connection with the formation transactions described in “Business — History.” In addition, Provident’s consent is not required in connection with any initial public offering or other equity-raising transaction of Alterra or any direct or indirect parent of Alterra or any direct or indirect transfer of less than 50% of the ownership interest in Alterra, provided that the stockholders who control management of Alterra as of the date of the Lease continue to do so.
     Each Alterra/Provident Lease provides that a default pertaining to a single facility covered by one of the Alterra/Provident Leases is an event of default with respect to all of the facilities covered by such lease. In addition, a default by any Alterra/Provident Tenant under its respective lease also causes a default under the Alterra/Provident Agreement Regarding Leases in certain circumstances.
BLC’s Sale of the BLC/Provident Properties
     In October 2004, pursuant to a stock purchase agreement, or the BLC/Provident Purchase Agreement, entered into in June 2004 between Fortress Brookdale Acquisition LLC, or FBA, and Provident, FBA sold 100% of the outstanding capital stock of the predecessor to BLC, Brookdale Living Communities, Inc., or Old Brookdale, to Provident for an aggregate purchase price of approximately $742.4 million (including $7.4 million of transaction expenses), or the BLC/Provident Sale. Old Brookdale indirectly owned 21 senior living facilities, or the BLC/Provident Properties, together with certain related personal property. Prior to the closing of the BLC/Provident Sale in October 2004, all of the other real and personal property owned by Old

Brookdale, all of the liabilities and obligations of Old Brookdale other than the mortgage debt Provident assumed, and certain liabilities relating to the BLC/Provident Properties that are not required to be reflected or reserved on a balance sheet in accordance with GAAP, the BLC/Provident Excluded Assets and BLC/Provident Excluded Liabilities were transferred to or assumed by BLC Senior Holdings Inc., which was subsequently renamed Brookdale Living Communities, Inc. (which we refer to as New Brookdale or BLC), or one of its wholly-owned subsidiaries.
     New Brookdale agreed to indemnify Provident for any losses Provident may incur as a result of or in connection with (a) any inaccuracy or breach of any representation or warranty made by Fortress Brookdale Acquisition LLC or New Brookdale in the BLC/Provident Purchase Agreement, (b) any breach or failure by FBA or New Brookdale to perform its obligations under the BLC/Provident Purchase Agreement, (c) any BLC/Provident Excluded Assets and BLC/Provident Excluded Liabilities, (d) certain environmental claims relating to the BLC/Provident Properties, (e) any third party claims arising out of actions, omissions, events or facts occurring on or prior to the closing of Provident’s purchase of the BLC/Provident Properties relating to the assets, properties and business of Old Brookdale, and (f) certain fees and expenses of FBA’s, New Brookdale’s and Old Brookdale’s advisers. New Brookdale is not required to indemnify Provident for any loss which does not exceed $100,000 and has no obligation to indemnify Provident with respect to certain losses until such losses exceed $2.0 million, and in no event will New Brookdale be required to indemnify Provident for losses in excess of $75.0 million that arise from those matters set forth in clauses (a), (d) and (e) above; provided that such cap shall not apply to any third-party claim relating to or arising out of the senior living business conducted by FBA, the Indemnitor and their respective affiliates (prior to the closing date), by Old Brookdale and its subsidiaries. In addition, New Brookdale is not required to indemnify Provident for breaches of representations and warranties of which Provident’s officers obtained actual knowledge prior to the execution of the BLC/Provident Purchase Agreement. New Brookdale is also not required to indemnify Provident for breaches of representations and warranties of which Provident’s officers obtained actual knowledge prior to the closing of the BLC/Provident Sale, unless on or before such date Provident notified them of such matters and New Brookdale and FBA agreed prior to such date that Provident was not obligated to close the transactions contemplated by the BLC/Provident Purchase Agreement. Moreover, New Brookdale has generally agreed to indemnify Provident against any tax liability with respect to periods ending on or before, and transactions occurring before, the BLC/Provident Sale. Provident has agreed to release FBA and its affiliates (other than New Brookdale and its subsidiaries) from any claims or losses arising out of the transactions contemplated by the BLC/Provident Purchase Agreement.
     Provident agreed to indemnify FBA and New Brookdale against any losses that either may incur as a result of (a) any inaccuracy or breach of any representation or warranty made by Provident, (b) any breach by Provident to perform its obligations under the BLC/Provident Purchase Agreement and (c) certain third party claims as a result of any inspections of the BLC/Provident Properties performed by Provident. Provident is not required to indemnify FBA and New Brookdale for any loss which does not exceed $75,000 and Provident has no obligation to indemnify with respect to certain losses until such losses exceed $2.0 million, and in no event will Provident be required to indemnify for losses in excess of $75.0 million which arise from those matters set forth in clauses (a) and (c) above. Moreover, Provident has generally agreed to indemnify New Brookdale against any tax liability (other than tax liability required to be borne or paid by the BLC/Provident Tenants (as defined below) pursuant to the BLC/Provident Property Leases) with respect to periods beginning, and transactions occurring, after the closing of the BLC/Provident Sale.
     All of the expenses incurred in connection with the consummation of the BLC/Provident Sale, including certain of Provident’s expenses, were payable by FBA. However, upon New Brookdale’s request and pursuant to the terms of the BLC/Provident Purchase Agreement, Provident funded these transaction expenses in the aggregate amount of $7.4 million, which were contemplated as part of the purchase price and lease basis upon which base rent is calculated.
BLC’s Master Lease Arrangements With Provident
     Each BLC/Provident Property is owned by a separate subsidiary of Provident and leased to a subsidiary of BLC, each a BLC/Provident Tenant. Each BLC/Provident Tenant entered into a management agreement with another subsidiary of BLC relating to the management and operation of each of the BLC/Provident Properties, or the BLC/Provident Management Agreements.

     Concurrently with the consummation of the BLC/Provident Sale, subsidiaries and/or affiliates of BLC entered into master lease arrangements with Provident, which include (a) property lease agreements for each of the BLC/Provident Properties, each a BLC/Provident Property Lease, (b) an agreement regarding leases, or the BLC/Provident Agreement Regarding Leases, entered into between the parent company of the BLC/Provident Tenants, or BLC Holdings, and the parent company of each of the owners of the BLC/Provident Properties, or PSLT-BLC Holdings, (c) a lease guaranty by BLC Holdings with respect to each BLC/Provident Property Lease, and (d) a guaranty of the BLC/Provident Agreement Regarding Leases by BLC.
     Each BLC/Provident Property Lease is for an initial term of 15 years ending December 31, 2019, with two ten-year renewal options at BLC’s election, provided that, among other things, (i) no event of default exists under any BLC/Provident Property Lease or under the BLC/Provident Agreement Regarding Leases and (ii) no management termination event (as defined in the BLC/ Provident Agreement Regarding Leases) has occurred on the date that BLC Holdings exercises the renewal option or on the commencement date of the renewal period. Pursuant to the BLC/Provident Agreement Regarding Leases, the renewal option may be exercised only with respect to all of the BLC/Provident Properties.
     Under the terms of the BLC/Provident Property Leases, the BLC/Provident Tenants are obligated to pay base rent in an amount equal to the BLC/Provident Lease Rate (as defined below) multiplied by the sum of the purchase price (including certain transaction costs incurred in connection with the BLC/Provident Sale which, at BLC’s election, Provident actually paid (including financing costs and debt assumption fees) in the amount of $7.4 million) plus any subsequent amounts Provident funds in connection with capital improvements as described in each BLC/Provident Property Lease and the BLC/Provident Agreement Regarding Leases, such sum, the BLC/Provident Lease Basis.
     The initial lease rate for the first year of each BLC/Provident Property Lease is 8.1%, or the BLC/Provident Lease Rate. Commencing on January 1, 2006, and annually thereafter, the BLC/Provident Lease Rate will be increased, as the same may be escalated, the BLC/Provident Annual Increase, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%. During the first year of each renewal term of the BLC/Provident Property Leases, (a) the BLC/Provident Lease Rate will be adjusted to equal the greater of (i) the then current fair market BLC/Provident Lease Rate (as determined by mutual agreement, or if no such agreement is reached, by an acceptable appraisal method) or (ii) the prior year’s BLC/Provident Lease Rate times the BLC/Provident Annual Increase, and (b) the BLC/Provident Lease Basis will be adjusted to equal the greater of (i) the then current fair market value of the BLC/Provident Properties (as determined by mutual agreement, or if no such agreement is reached, by an acceptable appraisal method) or (ii) the BLC/Provident Lease Basis for the immediately preceding calendar month (as such amounts in (i) and (ii) above are increased by amounts Provident funds in connection with capital improvements, as described in each BLC/ Provident Property Lease and the BLC/Provident Agreement Regarding Leases).
     In addition, base rent will be increased or decreased by a “floating adjustment” tied to fluctuations in Provident’s floating rate-based mortgage indebtedness. The floating adjustment is an amount computed monthly equal to the increase or decrease in the applicable index (LIBOR, Prime or BMA) from a base value multiplied by the aggregate outstanding principal amount of all floating rate mortgages encumbering the BLC/Provident Properties (i.e., the dollar amount of the BLC/Provident Floating Rate Debt (as defined below) assumed by Provident at the inception of the BLC/Provident Property Leases, plus any additional amounts related to any refinancing advanced by Provident to the BLC/Provident Tenants pursuant to the terms of the BLC/Provident Property Leases and the BLC/Provident Agreement Regarding Leases) other than from refinancings under which BLC Holdings has not elected to receive any proceeds, or the BLC/Provident Floating Rate Debt. Rent under the BLC/Provident Property Leases will continue to be escalated in accordance with the BLC/Provident Annual Increase and the floating adjustment during each renewal term; provided, however, that with respect to any floating rate mortgages, the floating adjustment will apply only through the maturity date of any underlying BLC/Provident Floating Rate Debt encumbering the BLC/Provident Property at the commencement date of the respective BLC/Provident Property Lease and with respect to any refinancings that BLC either requests or under which BLC requests net proceeds (as described below). Rent under the BLC/Provident Property Leases is to be paid in arrears on a monthly basis.

     The BLC/Provident Property Leases include representations, warranties and covenants customary for sale-leaseback transactions. Lease payments are absolute triple-net, with the BLC/Provident Tenants responsible for the payment of all taxes, assessments, utility expenses, insurance premiums and other expenses relating to the operation of the BLC/Provident Properties. In addition, the BLC/Provident Tenants are required to comply with the terms of the mortgage financing documents encumbering the BLC/Provident Properties, if and to the extent that, among other things, the terms of such mortgage financings are commercially reasonable and consistent with other mortgage financings of comparable properties in the then-current market.
     Provident may, in its sole discretion, upon the request of the BLC/Provident Tenant, fund additional necessary capital improvements to the properties. If Provident funds any such amounts, the BLC/Provident Lease Basis shall be increased on a dollar for dollar basis for the amounts Provident funds. In addition, if Provident, the BLC/Provident Tenant and the manager mutually determine that there is an extraordinary capital expenditure requirement at one or more of the BLC/Provident Properties, or if Provident and any BLC/Provident Tenant mutually agree that a capital improvement at one or more of the BLC/Provident Properties is necessary for the applicable BLC/Provident Property to be in compliance with legal requirements, Provident has agreed to fund up to $5.0 million in the aggregate over the term of the BLC/Provident Property Leases with respect to all of the BLC/Provident Properties and the amount that Provident funds will be added to the BLC/Provident Lease Basis. The BLC/Provident Tenants have covenanted to keep the BLC/Provident Properties in good condition and repair and operate them in a fashion similar to their operations on the commencement date of the BLC/Provident Property Leases.
     The BLC/Provident Property Leases also require the BLC/Provident Tenants to spend, in the aggregate among the BLC/Provident Properties, at least $450 per unit per year, or the BLC/Provident Capital Improvement Amount, which amount will be increased annually by the percentage increase in the Consumer Price Index. Provident has the right to require reserved funding of the BLC/Provident Capital Improvement Amount upon its request or as required by a mortgage lender. Provident and the BLC/Provident Tenants have also agreed to review periodically BLC/Provident Capital Improvement Amount to adjust as necessary to properly maintain the properties in accordance with the requirements of the BLC/Provident Property Leases.
     If PSLT-BLC Holdings or any of the lessors under the BLC/Provident Property Leases desire to enter into a new mortgage financing or a refinancing of an existing mortgage or otherwise obtain additional mortgage debt encumbering any of the BLC/Provident Properties through December 31, 2010, provided there is no event of default, Provident will deliver notice thereof to BLC Holdings together with a copy of a bona fide term sheet setting forth the proposed terms of such mortgage financing. BLC Holdings may elect to have the applicable BLC/Provident Tenant obtain the net proceeds of any such financing or may request that Provident obtain a financing that will provide additional net proceeds for the applicable BLC/Provident Tenant. In addition, BLC Holdings has the right, through December 31, 2010, to request two times per calendar year that Provident attempt to obtain a new mortgage or a refinancing of an existing mortgage with respect to the BLC/Provident Properties. Provident has agreed that it will use commercially reasonable efforts to obtain any such financing but will be obligated only to seek such new financing from the holder of the mortgage financing then in place with respect to the applicable BLC/Provident Property.
     Net financing or refinancing proceeds advanced by Provident to the BLC/Provident Tenants as described in the immediately preceding paragraph, each a BLC/Provident Tenant Refinance Advance, will be added to the BLC/Provident Lease Basis under the applicable BLC/Provident Property Lease. All fees, penalties, premiums or other costs related to any BLC/Provident Tenant Refinance Advance will also be included in the BLC/Provident Lease Basis, except that if the applicable BLC/Provident Tenant obtains net proceeds of any financing Provident initiates, then only such portion of the fees, penalties, premiums or other costs related to any such BLC/Provident Tenant Refinance Advance, as it relates to the proceeds disbursed to the applicable BLC/Provident Tenant, will be included in the BLC/Provident Lease Basis. In addition, if the monthly debt service relating to a BLC/Provident Tenant Refinance Advance exceeds the amount of rent that will be payable relating to the increase in the BLC/Provident Lease Basis as a result of such BLC/Provident Tenant Refinance Advance, then the applicable BLC/Provident Tenant is required to pay the excess, and under certain circumstances the applicable BLC/Provident Tenant will also be required to pay additional amounts relating to increases in debt service and other costs with respect to the remaining portion of the balance of the refinancing, or the Additional Debt Service Costs.
     Under the BLC/Provident Agreement Regarding Leases, Provident agreed that, through December 31, 2010, PSLT-BLC Holdings will not (i) pledge or otherwise encumber its interest in any of the lessors under the BLC/Provident Property Leases, or (ii) permit the lessors under the BLC/Provident Property Leases to pledge or otherwise encumber the BLC/Provident Properties or their interests in the BLC/Provident Property Leases, other than any existing mortgages, new mortgages, refinancings of existing mortgages or other additional mortgage debt encumbering the BLC/Provident Properties. In addition, Provident agreed that it will not, and that PSLT-BLC Holdings and the lessors under the BLC/Provident Property Leases will not, enter into any agreement which contains covenants or other agreements expressly restricting the ability of any lessor under the BLC/Provident Property Leases to enter into a financing which has been requested by BLC Holdings, as described above, or expressly limiting the amount that may be borrowed thereunder, except for any existing mortgages, new mortgages, refinancings of existing mortgages or other additional mortgage debt that may encumber the BLC/Provident Properties from time to time.
     Pursuant to the BLC/Provident Agreement Regarding Leases, FBA deposited $20.0 million at closing with PSLT-BLC Holdings as security for the performance of the terms, conditions and provisions of the BLC/Provident Agreement Regarding Leases and the BLC/Provident Property Leases. Provided there is no event of default under the BLC/Provident Agreement Regarding Leases, BLC Holdings has the right to request that portions of the security deposit be paid to the BLC/Provident Tenants’ to reimburse them for the expenditure requirement under each of the BLC/Provident Property Leases with respect to capital improvements of $450 per unit per year (in the aggregate) among the BLC/Provident Properties, up to a maximum amount of $600 per unit per year. If the BLC/Provident Properties achieve and maintain a lease coverage ratio of at least 1.10 to 1.00 for a consecutive twelve month period, then $10.0 million of the security deposit will be returned to BLC Holdings. If the BLC/Provident Properties achieve and maintain a lease coverage ratio of at least 1.15 to 1.00 for a consecutive twelve month period, then $15.0 million of the security deposit will be returned to BLC Holdings. Any balance of the security deposit will be returned to BLC Holdings if the BLC/Provident Properties achieve and maintain a lease coverage ratio of at least 1.20 to 1.00 for twelve consecutive months. For the foregoing purposes, the lease coverage ratio will be computed by taking the net operating income for all of the BLC/Provident Properties (subject to certain adjustments, including reductions for management fees and capital expenditure requirements), and dividing it by base rent payable and Additional Debt Service Costs in the aggregate under all of the BLC/Provident Property Leases.
     The BLC/Provident Agreement Regarding Leases also provides that PSLT-BLC Holdings may terminate the BLC/Provident Management Agreements upon the occurrence of certain events, including if any BLC/Provident Tenant fails to make a rental payment and the failure goes uncured for more than 30 days, if an event of default has occurred and remains uncured under any of the BLC/Provident Property Leases or under the BLC/Provident Agreement Regarding Leases, or if the Brookdale manager becomes bankrupt or insolvent, has bankruptcy proceedings filed against it or voluntarily files for bankruptcy. In addition, PSLT-BLC Holdings may terminate the BLC/Provident Management Agreements if the BLC/Provident Properties fail to maintain on a quarterly basis a lease coverage ratio (subject to certain adjustments) of at least 1.05 to 1.00 from January 1, 2009 through December 31, 2011; 1.10 to 1.00 from January 1, 2012 through December 31, 2016; and 1.15 to 1.00 from January 1, 2017 through December 31, 2019 and during each renewal term. BLC Holdings or the Brookdale manager has the right to cure a failure to maintain the required lease coverage ratio by posting cash or a letter of credit in an amount sufficient to increase on a dollar-for- dollar basis the net operating income reflected in the numerator of the lease coverage ratio calculation to the extent necessary to be within compliance. This cure option is available through December 31, 2014 and may only be exercised two times thereafter through December 31, 2019. If PSLT-BLC Holdings terminates the BLC/Provident Management Agreement and replaces the Brookdale manager with a manager other than an affiliate of Brookdale, the BLC/Provident Tenant has the right to terminate the BLC/Provident Property Leases as to which the BLC/Provident Management Agreements have been terminated. If PSLT-BLC Holdings terminates one or more of the BLC/Provident Management Agreements but the BLC/Provident Tenants for such applicable BLC/Provident Properties do not terminate the applicable BLC/Provident Property Leases, the BLC/Provident Tenants will enter into new management agreements with a replacement manager designated by PSLT-BLC Holdings and will be required to pay any replacement manager the management fee pursuant to the replacement management agreements, provided that the BLC/Provident

Tenants will be entitled to a credit against base rent for any payments (excluding out-of-pocket reimbursements) payable to such replacement manager in excess of an amount equal to five percent of gross revenues.
     Each BLC/Provident Property Lease is unconditionally guaranteed by BLC Holdings and BLC Holdings’ obligations under the BLC/Provident Agreement Regarding Leases are unconditionally guaranteed by BLC. Under the BLC/Provident Agreement Regarding Leases, it is a default if the net worth of BLC declines to less than $75.0 million; provided that Brookdale may cure any such default by depositing cash collateral in the amount of (i) one month’s rent under all of the BLC/Provident Property Leases, if BLC’s net worth is between $50.0 million and $75.0 million; (ii) three months’ rent, if BLC’s net worth is between $25.0 million and $50.0 million; and (iii) six months’ rent, if BLC’s net worth is $25.0 million or less. For purposes of the foregoing net worth test, BLC’s “net worth” means the sum of BLC’s net worth, determined in accordance with GAAP, plus the “deferred gain” that results from the transactions contemplated by the BLC/Provident Stock Purchase Agreement, which, for the purposes of the BLC/Provident Agreement Regarding Leases is deemed not to exceed $110.0 million. Under the BLC/Provident Property Leases, the BLC/Provident Tenants agreed to indemnify Provident from all liabilities related to the occupancy and operation of the BLC/Provident Properties prior to and during the term of the BLC/Provident Property Leases, with such indemnification continuing for twelve months following any termination of the BLC/Provident Property Leases for any claims made with respect to incidents occurring prior to the end of the lease term.
     In connection with any new mortgage financing, the applicable BLC/Provident Tenant will subordinate its rights to those of such new mortgage lender, provided such mortgage lender enters into a subordination, non-disturbance and attornment agreement and agrees not to disturb such BLC/Provident Tenant’s right to possession.
     BLC has a right of first refusal if certain conditions set forth in that certain letter agreement dated March 28, 2005 are met. If, during the initial term, Provident receives a bona fide offer to purchase any of the properties leased to BLC that Provident seeks to accept, Provident will notify BLC of the offer and BLC has five days from receipt of the notice of proposed sale to notify Provident of its election to purchase all but not less than all of the property or properties that are the subject of said notice (or ownership interests in the applicable BLC/Provident Landlords) at the price reflected in the bona fide offer, or the BLC/Provident Purchase Notice. BLC is also required to pay Provident a non-refundable deposit of 2% of the purchase price within three business days of the BLC/Provident Purchase Notice and to close on the purchase of the properties within 60 days following the BLC/Provident Purchase Notice. In the event BLC does not give notice that it wishes to acquire the properties in question, or pay the deposit or close on the properties within these time frames, the right of first refusal is deemed waived with regard to the proposed sale. Further, if BLC gives the BLC/Provident Purchase Notice and pays the deposit, but then fails to close (except under limited circumstances out of BLC’s control), the entire right of first refusal automatically becomes null and void as to all of the properties leased to BLC. Notwithstanding the receipt of a BLC/Provident Purchase Notice, at any time prior to the closing of the sale of the properties to BLC under the right of first refusal, Provident may nevertheless proceed to sell the properties that were the subject of the bona fide offer to any third party so long as Provident pays BLC an amount equal to two times the amount of the deposit upon the closing of such sale (which amount includes a refunding of the deposit).
     Each of the BLC/Provident Property Leases prohibits the assignment of any BLC/Provident Property Lease by the applicable BLC/Provident Tenant. The BLC/Provident Agreement Regarding Leases also prohibits certain other “changes of control” of BLC entities, which includes (i) the acquisition or attainment by any means by any person, or two or more persons acting in concert, of direct or indirect beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) or control of 50% or more, or rights, options or warrants to acquire 50% or more, of the voting stock or membership interests in BLC, BLC Holdings or in any of the BLC/Provident Tenants, or (ii) the merger or consolidation of BLC, BLC Holdings, any of the BLC/Provident Tenants or any Person that directly or indirectly owns more than 50% of the membership interests in BLC, BLC Holdings or any of the BLC/Provident Tenants with or into any other Person, or (iii) any one or more sales or conveyances to any Person of all or substantially all of the assets of BLC, BLC Holdings or any of the BLC/Provident Tenants. However, any sale by BLC of all or substantially all of its assets or any sale of more than 50% of BLC’s outstanding stock by its stockholders, or the sale of more than 50% of the membership interests in FBA, does not require Provident’s consent if (i)

BLC Holdings provides evidence reasonably satisfactory to PSLT-BLC Holdings that the industry experience of the guarantor under the terms of such transaction in owning, operating and managing senior living properties similar to BLC’s properties is at least comparable to or better than that of BLC and (ii) the guarantor under the terms of such transaction has a net worth at least equal to $75.0 million both of which conditions were met in connection with the formation transactions described in “Business — History.” In addition, Provident’s consent is not required in connection with (a) any initial public offering or other equity-raising transaction of BLC or (b) any direct or indirect transfer of less than 50% of the ownership interest in BLC or FBA, if, in the case of a transfer contemplated by clause (b), the current stockholders or members of BLC or FBA, as the case may be, continue to control BLC or FBA, as the case may be, following such transfer.
     A default by any BLC/Provident Tenant under its BLC/Provident Property Lease causes a default under the BLC/Provident Agreement Regarding Leases in certain circumstances. In addition, in certain circumstances termination of some of the BLC/Provident Property Leases may cause an event of default under facility mortgages.
Ventas Lease Arrangement with BLC
     During the first quarter of 2004, the limited partnerships that owned 14 facilities, in which subsidiaries of BLC held general and limited partnership interests, sold those facilities to Ventas for approximately $114.6 million. Ventas also acquired another facility from a third party in a separate transaction. Simultaneously with such sales, six wholly-owned subsidiaries of BLC, or the Ventas Tenants, entered into and became the tenants under a master lease, or the Ventas Master Lease, with Ventas. The Ventas Master Lease currently covers 13 facilities, or the Ventas Properties, and there are two additional facilities that, because of restrictions contained in their current financings, are leased to Ventas Tenants pursuant to individual leases, or the Other Ventas Leases (together with the Ventas Master Lease, the Ventas Lease), substantially similar to the Ventas Master Lease and which will be added to the Ventas Master Lease when their current financing expires. BLC has guaranteed the Ventas Master Lease for the full and prompt payment and performance of all of Ventas Tenants’ obligations under the Ventas Master Lease. The guaranty requires that BLC maintain a net worth (as defined) of not less than $100.0 million. For purposes of the foregoing net worth test, BLC’s “net worth” means the sum of BLC’s net worth, determined in accordance with generally accepted accounting principles, or GAAP, plus the “deferred gain” that results from the BLC/Provident Stock Purchase Agreement.
     The Ventas Master Lease’s initial term is for 15 years and expires on January 31, 2019. The Ventas Tenants have two ten-year renewal options under the Ventas Master Lease.
     The Ventas Tenants and BLC have posted a security deposit with Ventas in the amount of six months’ of lease payments, or $7.4 million (all in the form of letters of credit).
     Under the terms of the Ventas Master Lease, the Ventas Tenants currently are obligated to pay per annum rent of $14.6 million, which amount is net of a $0.2 million rent credit for one property, or the Ventas Base Rent, in equal monthly installments during the first year of the lease. The Ventas Base Rent increases annually by the greater of (i) 2.0% and (ii) 75% of the increase in the consumer price index.
     Under the Ventas Master Lease, Ventas Tenants are required to maintain, as of the end of each fiscal quarter, a portfolio coverage ratio of not less than 1.10:1.00. Failure to do so shall not be an event of default if (i) the portfolio coverage ratio is greater than or equal to 1.00:1.00 subject to certain adjustments, including reductions for management fees, insurance costs and capital expenditure requirements, and (ii) within 15 days following the date on which Ventas Tenants were required to deliver its computation of the portfolio coverage ratio for such fiscal quarter, Ventas Tenants deposit with Ventas an additional security deposit equal to an amount that, had such amount been added to the cash flow for such 12 month period, the portfolio coverage ratio for such period would have been equal to 1.10:1.00. Notwithstanding the forgoing, Ventas Tenants shall have the ability to cure a breach of the portfolio coverage ratio in such a manner no more than five times during the term of the lease.
     No Ventas Tenant shall amend or otherwise change, by consent, acquiescence or otherwise, the number of units at any facility (in excess of 2% of the number of such units at any such facility as of the lease commencement date) or the type and/or licensed capacity at such facility (by more than 2% of the type and/or licensed capacity at any such facility as of the lease commencement date).
     The Ventas Tenants were required to expend $350 per unit in the first year of the Ventas Master Lease for capital expenditures. Each year thereafter, the required amount of capital expenditures is increased by the greater of (x) 1.5% and (y) 75% of the actual increase in the consumer price index. If the Ventas Tenants fail to make such required capital expenditures, then Ventas has the right to require the Ventas Tenants to fund a reserve to satisfy Ventas Tenants’ annual capital expenditure requirements equal to 1/12 of the difference between the annual capital expenditure spending requirement and the actual amount budgeted and/or spent by the Ventas Tenants in the applicable year. Ventas Tenants are also required to deposit into escrow one year’s worth of real estate taxes and insurance premiums in monthly installments as a real estate tax reserve and insurance premium reserve, respectively, all of which has been funded.
     Ventas Tenants, BLC, and each of their respective affiliates (excluding, however, Fortress and Capital Z Partners, and affiliates of each (other than BLC and its direct or indirect subsidiaries)) shall not participate in the development or construction of any assisted living facility or senior independent living facility that (i) competes in any way with, directly or indirectly, or is comparable in any way to, any Ventas Properties, and (ii) is located within a 5 mile radius of any Ventas Property.
     The Ventas Tenants have a one time purchase option for all facilities except the Seasons of Glenview facility located in Glenview, Illinois, during the 15th year of the Ventas Master Lease, pursuant to which they may purchase the Ventas Properties at their fair market value adjusted to reflect above or below market financing on the existing financings on the Ventas Properties at the commencement date of the Ventas Master Lease, provided that there is a minimum purchase price equal to Ventas’ purchase price for the Ventas Properties as increased annually by the greater of (i) 1.5% and (ii) 75% of the increase in consumer price index.
     The Ventas Master Lease does not permit (i) a conveyance, sale, assignment, transfer, pledge, hypothecation, encumbrance or other disposition of the direct or indirect interests in the Ventas Tenants or BLC such that after such disposition any person, together with its affiliates, owns or controls, directly or indirectly, in the aggregate more than fifty percent of the beneficial ownership interests of the Ventas Tenants or BLC or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the Ventas Tenants or BLC, whether through the ability to exercise voting power, by contract or otherwise, or a Ventas Change of Control; or (ii) BLC from merging or consolidating with any other person or selling all or substantially all or its assets to any other person on or subsequent to the date of the entering into of the Ventas Master Lease, unless (a) immediately following such Ventas Change of Control, BLC has a net worth, as defined above, equal to or greater than $100.0 million; (b) there is no then existing monetary event of default; and (c) such change of control would not otherwise result in a default or “event of default” under, and as defined in, the Ventas Master Lease, the guaranty or the property management contract.
     It shall be an event of default if there is (i) a default under the BLC/Provident Lease and related documents that in the aggregate results in obligations of $2.0 million or more becoming due and payable, (ii) a default or breach by BLC of any other contract or agreement that in the aggregate results in more than $10.0 million becoming due and payable; (iii) with certain exceptions, any material default under any material agreement between the tenants under the Ventas Lease and the Ventas Landlord (and its affiliates); (iv) a default under any credit, guaranty or similar agreement where BLC is a party and maintains recourse obligations or provides credit enhancement support if such default results in acceleration aggregating $25.0 million or more of indebtedness; or (v) with certain exceptions, any material default under the Other Ventas Leases. In addition, with certain exceptions any default pertaining to a single facility constitutes an event of default with respect to all facilities covered by the Ventas Master Lease.
Health Care REIT’s Master Lease Arrangement with Alterra
     In July 2001, individual leases on 38 residences that were previously leased by Alterra from HCR and its affiliates were terminated, and Alterra entered into a single master lease with HCR and its affiliates with respect to 36 of such residences. In subsequent amendments, ten additional properties with a capacity for 424 residents were refinanced out of unaffiliated lender/lessor portfolios and added to the master lease, and one property originally included in the master lease was sold and removed from the master lease. As a result, Alterra currently leases 45 facilities from HCR and its affiliates under the master lease.
     The HCR Master Lease is for an initial term that expires March 19, 2017. Alterra has one fifteen-year renewal option.
     Under the terms of the HCR Master Lease, Alterra is obligated to pay monthly base rent, as the same may be increased from time to time, the HCR Base Rent, based upon the aggregate amount of any funds advanced by HCR to Alterra pursuant to the terms of the HCR Master Lease (approximately $81.7 million as of time of execution of the HCR Master Lease; subject to adjustment as properties are or have been added to or removed from the portfolio) multiplied by 10.72%. HCR Base Rent increases annually to an amount equal to the HCR Base Rent for the prior year plus the lesser of (i) the maximum rent adjustment (which is equal to the prior year’s HCR Base Rent multiplied by 1.025) and (ii) an amount determined by multiplying the prior year’s HCR Base Rent by the increase in the consumer price index. If any annual adjustment based on the increase in the consumer price index is in excess of the maximum rent adjustment, then the excess is applied to previous years in which the increase was less than the maximum rent adjustment. The current rent payable under the HCR Master Lease is approximately $13.5 million. The rent payable under the HCR Master Lease is a net rent payable to HCR, with Alterra responsible for the payment of all taxes, assessments, utility expenses, insurance premiums and other expenses relating to the operation of the HCR Properties.
     Alterra has the option to purchase the HCR Properties upon notice given during the last six months of the initial term or renewal term, with an option price equal to the greater of (i) any funds advanced by HCR to Alterra pursuant to the terms of the HCR Master Lease, including the initial lease advance of approximately $81.7 million, as the same may be adjusted as properties are or have been added to or removed from the portfolio and (ii) the fair market value of the HCR Properties at the time of the exercise of the option.
     Alterra is required to maintain a letter of credit with HCR as a security deposit for the performance of Alterra’s obligations under the HCR Master Lease. The letter of credit currently held by HCR is approximately $1.1 million provided such amount may be increased to reflect any additional amounts advanced to Alterra by HCR. Alterra’s obligation to maintain the letter of credit terminates if the portfolio coverage ratio (the ratio of (i) portfolio cash flow to (ii) the rent payments under the HCR Master Lease and all other debt service and lease payments relating to the HCR Properties) equals or exceeds 1.75:1.00 for four consecutive fiscal quarters. In addition, Alterra has agreed to use its best efforts to deliver to HCR additional letters of credit as security deposits equal to approximately $0.7 million.
     The HCR Master Lease prohibits the assignment of Alterra’s interest in the HCR Master Lease without HCR’s consent. A change in Alterra’s stock ownership is not a prohibited assignment. If Alterra seeks to effect a merger, consolidation, or other structural change without HCR’s consent, then Alterra must have a net worth (calculated in accordance with GAAP) of $50.0 million immediately following such transaction.
     Alterra must maintain a portfolio coverage ratio in excess of 1.00 for 2005 and 1.20 for each year thereafter. Alterra must also maintain available working capital per property in the amount of $100,000. Failure to comply with the aforementioned financial covenants will not constitute an event of default unless such failure negatively affects 5% or more of the total beds at the HCR Properties. If the failure affects less than 5% of total beds at the HCR Properties, then Alterra shall have 90 days after the occurrence of the potential event of default to cure such failure to comply with the financial covenant. If such potential event of default is not cured within the 90 day period, then Alterra is obligated within 12 months thereafter to either (i) provide a substitute property for that portion of the HCR Properties that caused the potential event of default, which substitute property must satisfy all of HCR’s underwriting requirements, or (ii) acquire that portion of the HCR Property which caused the potential event of default at a price equal to the greater of (a) the fair market value of such HCR Property and (b) the allocated lease amount for the HCR Property plus 10% of the allocated lease amount. A loss of licensure or a bed reduction in excess of 3% at any HCR Property shall also constitute an event of default.
     If Alterra achieves a facility coverage ratio in excess of 1.30:1.00 for eight consecutive quarters by July 2005 for the four residences in Valparaiso, Indiana and Vero Beach, Florida, then HCR has agreed to disburse $250,000 to Alterra as an earn out amount provided that HCR’s investment amount for such residences is less than 90% of their appraised value and provided certain other conditions in the HCR Master Lease are satisfied. Alterra has satisfied this required facility coverage ratio through 2004 and expects to continue to do so.
     An event of default pertaining to a single facility covered by the HCR Master Lease constitutes an event of default with respect to all facilities covered by the HCR Master Lease.
SNH’s Sale-Leaseback Arrangement with Alterra
     On February 28, 2003, pursuant to a purchase and sale agreement, or the SNH Purchase Agreement, two subsidiaries of Alterra, ALS-Venture II, Inc., now inactive, and Wynwood of Chapel Hill, LLC, together the Alterra SNH Sellers, sold 25 assisted living properties, or the SNH Properties, to SNH ALT Leased Properties Trust, or SNH, for an aggregate purchase price of approximately $61.0 million, or the SNH Sale. Simultaneously, AHC Trailside, Inc., a subsidiary of Alterra, or AHC Trailside, entered into and became the tenant under a lease with SNH for the SNH Properties. Pursuant to the SNH Purchase Agreement, the Alterra SNH Sellers have agreed to indemnify SNH against all obligations, claims, losses, damages, liabilities and expenses arising out of (i) events, contractual obligations, acts or omissions of the Alterra SNH Sellers occurring in connection with the ownership or operation of any of the SNH Properties prior to closing of the SNH Sale or (ii) any damage to property of others or injury to or death of any person or any claims or any debts or obligations occurring on or about or in connection with any of the SNH Properties at any time prior to such closing. Subject to the terms of the SNH Lease, SNH has agreed to indemnify the Alterra SNH Sellers against all obligations, claims, losses, damages, liabilities and expenses arising out of (i) events, contractual obligations, acts or omissions of SNH that occur in connection with ownership or operation of any of the SNH Properties on or after closing of the SNH Sale, or (ii) any damage to property of others or injury to or death of any person or any claims or any debts or obligations occurring on or about any of the SNH Properties at any time after such closing.
     Effective March 9, 2006, we have guaranteed the payment and performance of AHC Trailside’s obligations under the SNH Lease. Alterra has guaranteed the payment and performance of the obligations of the Alterra SNH Sellers under the SNH Purchase Agreement. Prior to March 9, 2006, the lease was guaranteed by Alterra. The obligations of AHC Trailside under the SNH Lease, the obligations of the Alterra SNH Sellers under the SNH Purchase Agreement and the obligations of Alterra under its guaranty are secured by Alterra’s pledge of 100% of the capital stock of AHC Trailside, security liens on all of AHC Trailside’s personal assets and security liens on all of Alterra’s personal assets arising from or used in connection with the SNH Properties.
     The SNH Lease’s initial term, or the SNH Initial Term, expires on December 31, 2017. AHC Trailside has two fifteen-year renewal options, each, an SNH Renewal Term.
     Under the terms of the SNH Lease, AHC Trailside must pay, on a monthly basis, base rent, as the same may be increased from time to time, the SNH Base Rent, in an amount equal to approximately $0.6 million. If SNH is required to pay for any repairs, maintenance, renovations, or replacements at the SNH Properties, the SNH Base Rent increases yearly by an amount equal to (i) the greater of (a) 10% and (b) the per annum rate for 15 year U.S. treasury obligations plus 500 basis points not to exceed 11.5% times (ii) the amount so disbursed for such items. AHC Trailside must also pay additional rent with respect to each lease year, in an amount equal to 10% of the net resident revenues for each property in excess of the net resident revenue for 2003. Notwithstanding the above, in no event shall the aggregate amount of SNH Base Rent and additional rent payable in any calendar year exceed an amount equal to approximately $7.2 million in 2004, as subsequently increased by 3% per year. The current amount of SNH Base Rent and additional rent payable is approximately $7.3 million per annum, as may be adjusted simultaneously with an adjustment to SNH Base Rent pursuant to the SNH Lease or any decrease in the additional rent as a result of the reduction in the number of units available at the SNH Properties.
     The SNH Lease includes representations, warranties and covenants customary for sale-leaseback transactions. The rent paid by AHC Trailside is absolutely net to SNH, so that the payments yield to SNH the full amount of the installments or amounts of rent throughout the term. AHC Trailside has covenanted to keep the leased property and all private roadways, sidewalks, and curbs appurtenant thereto in good order and repair, reasonable wear and tear excepted.
     AHC Trailside has covenanted to maintain a positive tangible net worth (which is defined as the excess of total assets over total liabilities, excluding from the determination of assets any items that are treated as intangibles in conformity with GAAP) at all times. AHC Trailside is also prohibited from creating, incurring, assuming or guaranteeing, or permitting to exist, or becoming or remaining liable upon any additional indebtedness (with typical exceptions for items incurred in the ordinary course of operating the SNH Properties). AHC Trailside may not engage in any trade or business other than the leasing and operating of the SNH Properties.
     It is an event of default if there is any direct or indirect change in control of AHC Trailside or Alterra without consent. A change of control includes (i) the acquisition by any person, or group of persons acting in concert, of record ownership of, or the right to vote, or the power to direct the vote of, in excess of 50% of the voting power of the outstanding shares of voting stock of AHC Trailside or Alterra, (ii) the merger or consolidation of AHC Trailside or Alterra with or into any other person, (iii) any one or more sales or conveyances to any person of all or substantially all of its assets or business of AHC Trailside or Alterra, and (iv) a change in majority of AHC Trailside’s or Alterra’s board of directors (excluding changes where a new director is elected or approved by a majority of the board in office on the effective date of Alterra’ Plan of Reorganization or previously so elected or approved); provided, however, that no change of control shall be deemed to have occurred as a result or arising out of any acquisition referred to in clause (i) immediately above with respect to the voting power of the outstanding shares of voting stock of any parent of AHC Trailside so long as such parent is a guarantor and at the time of such acquisition and immediately thereafter such parent has a consolidated tangible net worth at least equal to $50.0 million. Following the purchase of FIT REN by Alterra, as described in “Business — History,” Alterra had a net worth in excess of $50.0 million and remained a guarantor of the SNH Lease.
     A default pertaining to one facility under the SNH Lease causes a default with respect to all facilities covered by the SNH Lease. In addition, the following constitute an event of default under the SNH Lease: (i) if any obligation of AHC Trailside in respect of any indebtedness for money borrowed or material property or services, or any guaranty related thereto becomes due prior to maturity; and (ii) a material default by AHC Trailside, Alterra, us or any of their affiliates under the other documents relating to the SNH Portfolio (e.g., the purchase agreement, stock pledge agreement, guaranty, etc.).
LTC’s Master Lease Arrangement with Alterra
     Effective January 1, 2003, individual leases on 35 of the residences that were previously leased by Alterra from LTC Properties, Inc., or LTC, and its affiliates were either terminated or amended and restated, and Alterra entered into four separate leases or the LTC Master Leases, which we are now parties to or have guaranteed, with LTC and its affiliates with respect to such residences. The term of the LTC Master Leases expires on December 31, 2020, or the LTC Initial Term. We have two ten-year renewal options, each a LTC Extended Term, under the LTC Master Leases. LTC, at its option upon meeting certain conditions precedent, may cause Alterra and the Company to consolidate the LTC Master Leases into a single master lease on substantially the same terms and conditions as the LTC Master Leases.
     Aggregate current LTC Initial Term Minimum Rent is $9.3 million per annum. The LTC Initial Term Minimum Rent increases annually to an amount equal to the LTC Initial Term Minimum Rent for the prior lease year plus an amount determined by multiplying the prior year’s LTC Initial Term Minimum Rent by the increase in the consumer price index, subject to a 2% cap. For any year in which the increase is more than 2%, such excess is applied to any prior or future year in which the increase in the consumer price index was less than 2%.
     The minimum rent payable at the commencement of the first LTC Extended Term shall be the greater of (i) the previous year’s minimum rent increased by 2%, and (ii) the minimum rent during the first lease year of the Initial Term multiplied by a fraction, the numerator of which is the consumer price index as of the commencement date of the first LTC Extended Term and the denominator of which is the consumer price index as of the LTC Initial Term commencement date. In no event shall the minimum rent for the first year of the first LTC Extended Term exceed 15% or more of the amount of minimum rent at the end of the LTC Initial Term. The initial minimum rent payable during the second LTC Extended Term shall be the greater of (a) the minimum rent payable during the last 12 months of the previous LTC Extended Term increased by 2%, (b) the fair market rent as determined pursuant to the terms of the LTC Master Leases, and (c) the minimum rent during the first lease year of the first LTC Extended Term multiplied by a fraction, the numerator of which is the consumer price index as of the commencement date of the second LTC Extended Term and the denominator of which is the consumer price index as of the commencement date of the first LTC Extended Term. In no event shall the minimum rent for the first year of the second LTC Extended Term exceed by 15% or more the amount of minimum rent at the end of the first LTC Extended Term. The minimum rent during any LTC Extended Term increases annually in the same manner as during the LTC Initial Term.
     LTC agreed to provide us (provided certain conditions were met) with $2.5 million for capital expenditures over the three year period following December 2003, and up to an additional $2.5 million over the following three year period for expansions of the LTC Properties. If such funds are advanced, LTC Initial Term Minimum Rent will thereafter be increased by an amount equal to 10% of all such funds advanced.
     LTC Master Leases are triple net and we are responsible for the payment of all taxes, assessments, utility expenses, insurance premiums and other expenses relating to the operation of the LTC Properties.
     The LTC Master Leases prohibit any assignment of the lessee’s interest in the lease without LTC’s consent. In addition, the LTC Master Leases prohibit any change of control without LTC’s consent. A change of control includes the following: (i) any change in the person which ultimately exerts effective control over the management of the affairs of the tenant under the LTC leases, or LTC Tenant (which person is deemed to be the Company); (ii) any person or persons is or becomes the beneficial owner, directly or indirectly, of securities of LTC Tenant and/or the Company, whether by operation of law or otherwise, representing thirty percent (30%) or more of the combined voting power of the then outstanding securities of LTC Tenant and/or the Company; (iii) the stockholders of LTC Tenant or the Company approve a merger or consolidation of LTC Tenant or the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of LTC Tenant or the Company (as applicable) which are outstanding immediately prior thereto continuing to represent more than fifty percent (50%) of the combined voting power of the voting securities of LTC Tenant or the Company or such surviving entity immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of LTC Tenant or the Company (or similar transaction) in which no person acquires more than thirty percent (30%) of the combined voting power of the then outstanding securities of LTC Tenant and/or the Company shall not constitute a change of control; or (iv) the stockholders of LTC Tenant or the Company approve a plan of complete liquidation of LTC Tenant or the Company (as applicable) or an agreement for the sale or disposition by LTC Tenant or the Company of all or substantially all of the assets of LTC Tenant or the Company, provided, a change of control shall not constitute an event of default if at all times the Company has an audited consolidated tangible net worth equal to or greater than $150.0 million and has issued or outstanding securities which are publicly traded on the New York Stock Exchange, American Stock Exchange or NASDAQ. In addition, upon the payment of certain waiver fees, the Company having a net worth of between $50.0 million and $150.0 million shall not constitute an event of default under the LTC Master Lease.
     We are obligated to comply with terms of all mortgages and have the right (but not obligation) to cure LTC’s defaults to a mortgagee on behalf of LTC and to offset rental payments to LTC by amounts expended.
     Under two of the LTC Master Leases containing 25 of the facilities, if LTC Tenant (or any of its affiliates) commits an event of default under any other lease or sublease entered into between LTC (or any of its affiliates) and the LTC Tenant (or any of its affiliates), such event of default will be a default under each respective LTC Master Lease. The other two LTC Leases are not cross-defaulted against each other but are cross-defaulted against the two LTC Master Leases containing the 25 facilities. In addition, a default pertaining to one facility covered by an LTC Master Lease is a default with respect to all facilities covered by such LTC Master Lease.
NHP’s Master Lease Arrangement with Alterra

     In April 2002, Alterra entered into a single master lease, or the NHP Master Lease, with NHP and its affiliates with respect to 57 facilities which included six facilities that were previously leased by Alterra from Meditrust. Of the entire original NHP-Alterra portfolio, six additional facilities were not included in the master lease due to underlying ground leases or bond related indebtedness, and Alterra is obligated to amend the master lease to add such facilities when consents are obtained. One of the six facilities was added to the NHP Master Lease in June 2005. Since the time of entry into the master lease, six facilities have been sold. As a result, 52 facilities, or the NHP Properties, remain under the master lease. The Company has guaranteed the payment and performance of all of Alterra’s obligations under the NHP Lease. Alterra is required to maintain unrestricted cash and/or availability under lines of credit or revolving loan agreements in the aggregate amount of at least $10.0 million.
     The NHP Master Lease expires on December 31, 2021, or the NHP Initial Term. Alterra has two ten-year renewal options, each a NHP Renewal Term, under the NHP Master Lease.
     Alterra is obligated to pay, on a monthly basis, base rent, as the same may be increased from time to time, the NHP Base Rent, in an amount equal to approximately $20.0 million per annum plus NHP Base Rent was to increase upon disbursements of any subsequent amounts by NHP to Alterra to fund the cost of capital improvements at the NHP Properties within three years of April 9, 2002, as described in the NHP Master Lease, up to $4.0 million, or the CapEx Funds. To date, approximately $1.8 million of the CapEx Funds have been funded. The rental increase would be the product of (a) the amount of such CapEx Funds disbursed, and (b) a percentage equal to the greater of (i) 11.5% per annum and (ii) NHP’s then market lease rate, not to exceed 13% per annum. In addition, Alterra is obligated to pay, on a quarterly basis, additional rent, as the same may be increased from time to time, the NHP Additional Rent, and together with the NHP Base Rent, collectively, the NHP Rent, in an amount equal to 16% of the amount by which gross revenues of the NHP Properties for the applicable quarter exceed one-fourth of the gross revenues of the NHP Properties for the 2002 calendar year for the initial term. Base year for renewal terms is the first year of the applicable renewal term. The current NHP Rent is $20.4 million.
     The NHP Base Rent increases at the beginning of each NHP Renewal Term in an amount equal to the product of (a) 3.0% over the ten year United States treasury rate as determined immediately prior to the tenant’s notice of election to renew and (b) the greater of (i) the fair market value of the NHP Properties on the date Alterra sent NHP notice of its election to extend the term of the NHP Master Lease or (ii) NHP’s cost of acquiring the NHP Properties, which was approximately $172.9 million, plus the CapEx Funds plus any other amount for alterations or other amounts funded by NHP in accordance with the NHP Master Lease, less any amount received by NHP in connection with any sales of the NHP Properties, NHP’s receipt of condemnation proceeds in connection with a public taking of a portion of any of the NHP Properties or any other net capital proceeds received by NHP with respect to any of the NHP Properties.
     The total amount of NHP Rent paid in any year shall not be less than the total amount of NHP Rent paid in the prior year. The increase in the NHP Rent due during any year shall not exceed more than 2.7% of the NHP Rent from the prior year other than in connection with the first year of a NHP Renewal Term where the increase in the NHP Rent shall not exceed 15% of the prior year. To the extent the increase in the NHP Rent from one year to the next would otherwise exceed 2.7%, such excess over 2.7% is carried forward and applied to future years in which the rent increases for such year would be below such capped amount. To the extent that the increase in the NHP Rent in the first year of an NHP Renewal Term would otherwise exceed 15%, such excess over 15% is carried forward and evenly divided over the months of the subsequent NHP Renewal Term to the extent the increase in such subsequent renewal term is less than 15%.
     Alterra is required to maintain with NHP cash and/or letters of credit as a security deposit for the performance of its obligations under the NHP Master Lease in an amount not less than approximately $4.8 million. Tenant has an obligation to replace cash with letters of credit when letters of credit become available to Tenant on commercially reasonable terms.
     NHP Rent is a net rent payable to NHP, with Alterra responsible for the payment of all taxes, assessments, utility expenses, insurance premiums and other expenses relating to the operation of the NHP Properties. Alterra has covenanted to keep the NHP Properties in good condition and repair. The NHP Master

Lease also requires Alterra to make annual expenditures at each NHP property to upgrade the NHP Properties ranging between $150-$200 per unit, which amounts will be increased annually by the percent increase in the consumer price index. In addition, Alterra is required to spend a minimum of $3.0 million for capital improvements to the Canterbury Gardens facility prior to June 30, 2006.
     Alterra is obligated to operate each of the NHP Properties in compliance with a scheduled required bed count. Alterra may permit, at any one time, the number of beds or living units, as applicable, at no more than 30 individual NHP Properties (and not in the aggregate) to be one bed or unit less than the required bed count for such property.
     A material default by Alterra or any affiliate of Alterra under: (i) the letter of credit agreement, (ii) the NHP Master Lease, the JER I Master Lease, the JER II Master Lease, and the individual leases for Union Park, Albany, Forest Grove, McMinnville, and Mt. Hood, or the NHP Designated Leases, (iii) any other lease, agreement or obligation between Alterra or any affiliate of Alterra and NHP or any of their affiliates, which is not cured within any applicable cure period specified therein or (iv) any other obligation which affects the Premises which material default has not been waived or cured in accordance with the applicable agreement shall constitute a default under the NHP Master Lease. In addition, any default pertaining to a single facility constitutes an event of default with respect to all facilities covered by the NHP Master Lease.
     The NHP Master Lease prohibits the assignment of Alterra’s interest in the NHP Master Lease without NHP’s consent. There are no restrictions on changes of ownership in Company nor restrictions on the Company’s ability to merge or engage in a business combination, so long as the Company has a consolidated net worth equal to or greater than $100.0 million and otherwise complies with any applicable licensing requirements arising out of such change of ownership, merger or business combination.
     Alterra has agreed that during the term of the NHP Master Lease and for one year thereafter, neither Alterra nor any of its affiliates will, without the prior written consent of NHP, (a) operate, own, participate in or otherwise receive revenues from any other business providing services similar to those at any of the NHP Properties within an eight mile radius of each property, though Alterra and its affiliates may continue to operate, own, manage, participate in or otherwise receive revenues from certain expressly exempt facilities so long as no aspects of the operations or management of such other facility are changed in a manner that will result in the other facility becoming more competitive with the NHP Properties; (b) recommend or solicit the removal or transfer of any residents or patients to any other facility owned or operated by Alterra or its affiliates, unless necessary to provide an alternate level of care not provided within the proximate NHP Property; or (c) employ any management or supervisory personnel working on or in connection with any portion of the NHP Properties.
     Alterra has an option to purchase the Canterbury Gardens facility commencing on January 1, 2008 for the purchase price set forth in the NHP Master Lease.
JER I’s Master Lease Arrangement with Alterra
     In April 2002, ALS Leasing, Inc. and Assisted Living Properties, Inc, each wholly owned subsidiaries of Alterra, or the JER I Tenant, entered into a single master lease, or the JER I Master Lease, with JER I. The JER I Master Lease currently covers 37 assisted living and memory care properties, or the JER I Properties. Alterra agreed to guaranty the payment of all amounts due by JER I Tenant under the JER I Master Lease. The Company has guaranteed the payment and performance of all of Alterra’s obligations under the JER I Master Lease. Alterra is required to maintain unrestricted cash and/or availability under lines of credit or revolving loan agreements in the aggregate amount of at least $10.0 million.
     The JER I Master Lease is for an initial term of approximately 18 years and expires on December 31, 2020, or the JER I Initial Term. JER I Tenant has two ten-year renewal options, each a JER I Renewal Term, under the JER I Master Lease.
     The JER I Tenant is obligated to pay an initial term base rent, or the JER I Initial Term Base Rent, of approximately $10.8 million per annum (which represents JER I’s original investment in the JER I Properties of approximately $96.4 million (as reduced to approximately $94.4 million based upon the consummation of the sale of six properties and as the same may be further increased or decreased pursuant to the terms of the JER I Master Lease), or JER I’s Investment, multiplied by a rate of 11.5%, or the Initial Term Base Rate, as the same is increased each year as provided below). Concurrently with any adjustment to JER I’s Investment, the base rent for the balance of the applicable lease year and term is recalculated and reset based on such adjustment.
     The JER I Initial Term Base Rate increases at the beginning of each year in an amount equal to the Initial Term Base Rate plus the increase in the consumer price index (as calculated pursuant to the terms of the lease) not to exceed .30% for the first four lease years and .25% for the 5th lease year and each lease year thereafter during the JER I Initial Term. The current Initial Term Base Rate is 12.40% and the JER I Initial Term Base Rent payable is approximately $11.1 million.
     Renewal term base rent, or the JER I Renewal Term Base Rent, shall be in an annual amount equal to the product of the greater of (a) (i) JER I’s Investment in the JER I Properties on the exercise date of such JER I Renewal Term and (ii) the fair market value of the JER I Properties on such date and (b) 629 basis points over the ten-year U.S. treasury rate in effect on the exercise date, or the JER I Renewal Term Base Rate. The JER I Renewal Term Base Rate shall increase at the beginning of each year in an amount equal to the JER I Renewal Term Base Rate in effect in the immediately preceding lease year plus the increase in the consumer price index not to exceed .25% in any year. In no event shall the JER I Renewal Term Base Rent for the first lease year of any JER I Renewal Term exceed 125% or be less than 100% of the base rent due for the last lease year of the JER I Initial Term or the preceding JER I Renewal Term.
     JER I Tenant is also required to pay amounts due and payable in connection with the financing of the Wynwood of Manlius property directly to JER I ‘s lender. Any amounts paid by JER I Tenant in any calendar month in connection with the Manlius Property financing are credited against the amount of JER I Initial Term Base Rent payable in such month provided certain conditions are met.
     JER I Tenant is required to make monthly escrows of taxes equal to 1/12 of the estimated annual taxes due and make monthly escrow payments for a capital expenditure reserve in an amount equal to 1/12 of (i) $250 (as adjusted each year for increases in the consumer price index (as calculated pursuant to the terms of the lease), multiplied by (ii) the aggregate number of living units or beds in all of the JER I Properties on the date the payment is due. Both the tax escrow and the capital expenditure reserve are held by JER I in interest bearing accounts. JER I retains amounts remaining in the capital expenditure reserve at the expiration or earlier termination of the term as supplemental rent. There is no requirement for an insurance escrow.
     JER I Tenant shall maintain with JER I the amount of approximately $2.7 million, comprised of approximately $2.5 million of cash and $243,200 represented by letters of credit, as a security deposit for the performance of JER I Tenant’s obligations under the JER I Master Lease. Tenant has an obligation to replace cash with letters of credit when letters of credit become available to Tenant on commercially reasonable terms. All interest earned on the cash portion of the security deposit is added to and becomes a part of the capital expenditure reserve.
     If at any time the coverage ratio, which is the ratio of (i) the net income of JER I Tenant for any applicable fiscal quarter, adjusted to add interest expenses, income tax expenses, depreciation and amortization expenses, rental expenses, and management fee expenses to (ii) the amount of minimum rent for the JER I Properties and debt service due with respect to the Manilus property payable for any applicable fiscal quarter, falls below 1.4:1.0, and there is any material suspension, termination or restriction placed upon the JER I Tenant or the JER I Properties that continues for more than 60 days, or a Sixty Day Inference, such event shall constitute an event of default under the JER I Master Lease.
     JER I Tenant is obligated to operate each of the JER I Properties in compliance with a scheduled required bed count. JER I Tenant may permit, at any one time, the number of beds or units at no more than 20 individual JER I Properties (and not in the aggregate) to be one bed or unit less than the required bed count for such property. JER I Tenant shall not allow the average occupancy for any trailing three month period to (i) drop below 40% of the required unit/bed count for more than 4 properties if the coverage ratio is less than 1.0:1.0 or (ii) allow the overall occupancy for the entire portfolio to be less than 65% of the required unit/bed count.
     A default by JER I Tenant or any guarantor or any affiliate of either under (i) the documents applicable to the JER I Portfolio (e.g., the guaranty, letter of credit agreement and stock pledge agreement), (ii) the NHP Designated Leases, (iii) any other lease, agreement or obligation between JER I Tenant or any guarantor or any affiliate of either and JER I or any of its affiliates, which is not cured within any applicable cure period specified therein, or (iv) any other obligation in excess of $1.0 million under any other lease or financing agreement with any other party and with respect to which such party has accelerated such obligation or has otherwise exercised any material remedy as a result of such material default that has not been cured or waived, shall constitute an event of default under the JER I Master Lease. In addition, any default pertaining to a single facility constitutes an event of default with respect to all facilities covered by the JER I Master Lease.
     Upon (a) the failure to perform or comply with the provisions of, or a breach or default under, the section of the JER I Master Lease relating to regulatory compliance (a loss of licensure), (b) the closure of any material portion of the business, (c) the sale or transfer of all or any portion of any certificate of need, bed rights or other similar certificate or license relating to any portion of the business or properties, (d) the use of any portion of the JER I Properties other than for a licensed facility engaged in the applicable business and for ancillary services relating thereto, or (e) a Sixty Day Inference occurs JER I shall have the right to put, or the PUT, the applicable JER I Property to the JER I Tenant and/or petition any appropriate court for the appointment of a receiver to manage the operation of the JER I Property. If JER I exercises the PUT, JER I Tenant shall purchase the applicable portion of the JER I Property from JER I for a cash price equal to the greater of (a) JER I’s investment with respect to such property plus the product of JER I’s investment and the current JER I Initial Term applicable rate or JER I Renewal Term applicable rate, as applicable, and (b) fair market value on the date of JER I’s exercise of the PUT without taking into account the event of default, plus, in either case, all of JER I’s costs and expenses related to the PUT.
     JER I Master Lease is triple net with JER I Tenant responsible for the payment of all taxes, assessments, utility expenses, insurance premiums and other expenses relating to the operation of the JER I Properties. JER I is responsible for certain maintenance costs at the JER I Properties.
     The JER I Master Lease prohibits the assignment of JER I Tenant’s interest in the JER I Master Lease without JER I’s consent. There are no restrictions on changes of ownership in the Company nor restrictions on the Company’s ability to merge or engage in a business combination, so long as the Company has a consolidated net worth equal to or greater than $100.0 million and otherwise complies with any applicable licensing requirements arising out of such change of ownership, merger or business combination.
     JER I Tenant and Alterra have agreed that during the term of the JER I Master Lease and for one year thereafter, neither JER I Tenant, Alterra nor any of their affiliates will (i) operate, own participate in or otherwise receive revenues from any other business providing services similar to those at any of the JER I Properties within an eight mile radius of each property, though JER I Tenant and their affiliates may continue to operate, own, manage, participate in or otherwise receive revenues from certain expressly exempt facilities so long as no aspects of the operations or management of such other facility are changed in a manner that will result in the other facility becoming more competitive with the JER I Properties, (ii) recommend or solicit the removal or transfer of any residents or patients to any other facility owned or operated by the JER I Tenant or its affiliates, unless necessary to provide an alternate level of care not provided within the proximate JER I Property, or (iii) employ any management or supervisory personnel working on or in connection with any portion of the JER I Properties.
JER II’s Master Lease Arrangement with Alterra
     In October 2002, JER II leased nine residences to ALS Leasing, Inc., or JER II Tenant, in a single master lease, or the JER II Master Lease. The JER II Master Lease is for an initial term of approximately 18 years and expires on December 31, 2020, or the JER II Initial Term. JER II Tenant has two ten-year renewal options, each a JER II Renewal Term, under the JER II Master Lease. The Company has guaranteed the payment and performance of all of Alterra’s obligations under the JER II Master Lease. Alterra is required to maintain unrestricted cash and/or availability under lines of credit or revolving loan agreements in the aggregate amount of at least $10.0 million.
     The JER II Tenant is obligated to pay an initial term base rent, or the JER II Initial Term Base Rent, of approximately $3.2 (which represents JER II’s original investment in the JER II Properties of approximately $28.8 million multiplied by a rate of 11.5%, (or the Initial Term Base Rate), decreased by $0.4 million (and as the same may be further increased or decreased pursuant to the terms of the JER II Master Lease), or JER II’s Investment, as the same is increased each year as provided below). The $750,000 security deposit is included in JER II’s original investment until the JER II Tenant fully funds the security deposit. JER II Tenant has an obligation to replace cash with letters of credit when letters of credit become available to Tenant on commercially reasonable terms. All interest earned on the cash security deposit is added to and becomes a part of the capital expenditure reserves. Concurrently with any adjustment to JER II’s Investment, the base rent for the balance of the applicable lease year and term is recalculated and reset based on such adjustment.
     The JER II Initial Term Base Rate increases at the beginning of each year in an amount equal to the Initial Term Base Rate plus the increase in the consumer price index (as calculated pursuant to the terms of the Lease) not to exceed .30% for the first four lease years, and .25% for the fifth lease year and each lease year thereafter during the JER II Initial Term. The current Initial Term Base Rate is 12.4% and the JER II Initial Term Base Rent payable is $3.6 million.
     Renewal term base rent, or JER II Renewal Term Base Rent, shall be in an annual amount equal to the product of (a) the greater of (i) JER II’s Investment in the JER II Properties on the exercise date of such JER II Renewal Term and (ii) the fair market value of the JER II properties on such date, and (b) 788 basis points over the ten-year U.S. treasury rate in effect on the exercise date, or the JER II Renewal Term Base Rate. The JER II Renewal Term Base Rate shall increase at the beginning of each year in an amount equal to the JER II Renewal Term Base Rate in effect in the immediately preceding lease year plus the increase in the consumer price index (as calculated pursuant to the terms of the Lease), not to exceed .25% in any year. In no event shall the JER II Renewal Term Base Rent for the first lease year of any JER II Renewal Term exceed 125% or be less than 100% of the base rent due for the last lease year of the JER II Initial Term or the preceding JER II Renewal Term.
     Upon execution of the JER II Master Lease, JER II Tenant deposited $103,022 in a tax escrow with JER II. JER II Tenant is required to make monthly escrows of taxes in an amount equal to 1/12 of the estimated annual taxes due and JER II Tenant is required to make monthly escrow payments for a capital expenditure reserve in an amount equal to 1/12 of (i) $250 (as adjusted each year for increases in the consumer price index), multiplied by (ii) the aggregate number of living units or beds in all of the JER II Properties on the date the payment is due. Both the tax escrow and the capital expenditure reserve are held by JER II in interest bearing accounts. JER II retains amounts remaining in the capital expenditure reserve at the expiration or earlier termination of the term as supplemental rent. There is no requirement for insurance escrows.
     If at any time the coverage ratio (which is the ratio of (i) the net income of JER II Tenant for any applicable fiscal quarter, adjusted to add interest expenses, income tax expenses, depreciation and amortization expenses, rental expenses, and management fee expenses, to (ii) the amount of minimum rent payable for any applicable fiscal quarter, falls below 1.4:1.0 and there is any material suspension, termination or restriction placed upon the JER II Tenant or the JER II Properties that continues for more than 60 days (a “Sixty Day Inference”), such event shall constitute an event of default under the JER II Master Lease.
     JER II Tenant is obligated to operate each of the JER II Properties in compliance with a scheduled required bed count. JER II Tenant may permit at any one time the number of beds at no more than an aggregate of five individual JER II Properties to be one bed less than the required bed count for such property. JER II Tenant shall not (i) allow the average occupancy for any trailing three month period to drop below 40% of the required bed count for more than two properties if the debt service coverage ratio is less than 1.0:1.0, or (ii) allow the overall occupancy for the entire portfolio to be less than 65% of the required bed count.
     The following shall constitute an event of default under the JER II Master Lease: (i) a default under the NHP Designated Leases or the Purchase and Sale Agreement among JER II, ALS Holdings, Inc. and ALS National, Inc. prior to closing, (ii) a default by the JER II Tenant or any guarantor or any affiliate under the documents applicable to the JER II Portfolio (e.g., the letter of credit agreement, guaranty and stock pledge agreement), (iii) a default by JER II Tenant or any guarantor or any affiliate under any other lease, agreement or obligation between JER II Tenant or any guarantor or any affiliate thereunder and JER II or any of its affiliates (including the Purchase Agreement with respect to any default by ALS Holdings, Inc. and ALS

National, Inc., which is not cured within any applicable cure period specified therein), or (iv) a default by JER II Tenant or any guarantor or any affiliate under any obligation in excess of $1.0 million under any other lease or financing agreement with any other party and with respect to which such party has accelerated such obligation or has otherwise exercised any material remedy as a result of such material default that has not been cured or waived. In addition, any default pertaining to a single facility constitutes an event of default with respect to all facilities covered by the JER II Master Lease.
     Upon (a) the failure to perform or comply with the provisions of, or a breach or default under the JER II Master Lease section regarding regulatory compliance (loss of licensure), (b) the closure of any material portion of the business, (c) the sale or transfer of all or any portion of any certificate of need, bed rights or other similar certificate or license relating to any portion of the business or properties, (d) the use of any portion of the JER II Properties other than for a licensed facility engaged in the applicable business and for ancillary services relating thereto or (e) a Sixty Day Inference occurs JER II shall have the right to put, or PUT, the applicable JER II Property to the JER II Tenant and/or petition any appropriate court for the appointment of a receiver to manage the operation of the JER II Property. If JER II exercises the PUT, JER II Tenant shall purchase the applicable portion of the JER II Property from JER II for a cash price equal to the greater of (A) JER I’s investment with respect to such property plus the product of JER II’s investment and the current JER II Initial Term applicable rate or JER II Renewal Term applicable rate, as applicable, and (B) fair market value on the date of JER II’s exercise of the PUT without taking into account the event of default, plus, in either case, all of JER II’s costs and expenses related to the PUT.
     The JER II Master Lease is triple net with JER II Tenant responsible for the payment of all taxes, assessments, utility expenses, insurance premiums and other expenses relating to the operation of the JER II Properties. JER II is responsible for certain maintenance costs at the JER II Properties.
     The JER II Master Lease prohibits the assignment of JER I Tenant’s interest in the JER II Master Lease without JER II’s consent. There are no restrictions on changes of ownership in the Company nor restrictions on the Company’s ability to merge or engage in a business combination, so long as the Company has a consolidated net worth equal to or greater than $100.0 million and otherwise complies with any applicable licensing requirements arising out of such change of ownership, merger or business combination.
     JER II Tenant and Alterra have a purchase option with respect to all, but not part, of the JER II Properties in the tenth year of the JER II Initial Term for a purchase price equal to the product of JER II’s Investment on the closing date and the JER II Initial Term Base Rate to be in effect in the eleventh lease year, divided by 9%.
     JER I Tenant and Alterra have agreed that during the term of the JER II Master Lease and for one year thereafter, neither JER I Tenant, Alterra nor any of their affiliates will (i) operate, own, participate in or otherwise receive revenues from any other business providing services similar to those at any of the JER II Properties within an eight mile radius of each property, though JER II Tenant and their affiliates may continue to operate, own, manage, participate in or otherwise receive revenues from certain expressly exempt facilities so long as no aspects of the operations or management of such other facility are changed in a manner that will result in the other facility becoming more competitive with the JER II Properties; (ii) recommend or solicit the removal or transfer of any residents or patients to any other facility owned or operated by the JER II Tenant or its affiliates, unless necessary to provide an alternate level of care not provided within the proximate JER II Property; or (iii) employ any management or supervisory personnel working on or in connection with any portion of the JER II Properties.
Web Site Postings
     The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through the company’s web site as soon as reasonably practicable after the company electronically files such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.brookdaleliving.com. The information within, or that can be accessed through the web site is not part of this report.

Management Certifications
     The certifications of our chief executive officer and our chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, which is available on our website at www.brookdaleliving.com and from the SEC at www.sec.gov. In 2005, we were not required to file the CEO certification as required by the New York Stock Exchange because we were not listed until November 2005, but we will file the CEO certification within 30 days of our 2006 annual meeting of stockholders.

Item 1A. RISK FACTORS
Risks Related to Our Business
Our operating businesses were recently transferred to us, we have a limited operating history on a combined basis, and we are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses.
     In June 2005, we were formed for the purpose of combining two leading senior living operating companies, BLC and Alterra, through a series of mergers that occurred in September 2005. Prior to this combination, we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses, including the risk that we will not be able to realize expected efficiencies and economies of scale or implement our business strategies. As such, we have no meaningful combined and consolidated operating history upon which investors may evaluate our performance as an integrated entity and assess our future prospects. In addition, in 2005 prior to our initial public offering we acquired 15 additional senior living facilities and two additional facilities that were sold in the third quarter of 2005, one of which we continued to manage until January 2006. Since our initial public offering, we have purchased or have entered into definitive agreements to purchase $743 million in senior housing assets, representing 101 facilities (9,015 units/beds). See “Business — History.” There can be no assurance that we will be able to successfully integrate and oversee the combined operations of BLC and Alterra and these additional facilities. Accordingly, our financial performance to date may not be indicative of our long-term future performance and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we not operated as separate, stand-alone entities pursuing independent strategies during the periods presented. Failure to successfully integrate our operations could have a material adverse effect on our revenues, earnings and growth prospects.
We have a history of losses and one of our operating subsidiaries, Alterra Healthcare Corporation, emerged from Chapter 11 bankruptcy reorganization in December 2003; therefore, we may not be able to achieve profitability.
     We incurred net losses of approximately $24.5 million for three months ended December 31, 2005 and approximately $26.5 million for the nine months ended September 30, 2005 and approximately $9.8 million for the year ended December 31, 2004. In addition, Alterra emerged from Chapter 11 bankruptcy reorganization in December 2003, approximately 11 months after filing a voluntary petition for bankruptcy reorganization, pursuant to which it sought to facilitate and complete its ongoing restructuring initiatives. Prior to its reorganization, Alterra’s overall cash position had declined to a level that it believed to be insufficient to operate the company. This resulted in its failure to make certain scheduled debt service and lease payments, which caused it to be in default under several of its principal financing arrangements. The principal components of Alterra’s restructuring plan were to dispose of selected under-performing and non-strategic assets and to restructure its capital structure. Alterra emerged from bankruptcy in December 2003 when it was acquired and recapitalized by FEBC-ALT Investors. In connection with its reorganization, Alterra adopted fresh start accounting as of December 4, 2003. Given our history of losses and Alterra’s recent emergence from bankruptcy, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our cash flow and combined business operations going forward or otherwise achieve profitability, our ability to pay dividends to our stockholders and our stock price would be adversely affected.
You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our common stock.
     As a result of Alterra’s emergence from bankruptcy, we are operating a portion of our business with a new capital structure and fewer properties and have adopted fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike companies that have not previously filed for bankruptcy protection, a portion of our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in Alterra’s historical financial statements for periods prior to December 4, 2003 contained in Item 8 of this Annual Report. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our common stock.
If we are unable to generate sufficient cash flow to cover required interest and long-term operating lease payments, this would result in defaults of the related debt or operating leases and cross-defaults under other debt or operating leases, which would adversely affect our ability to continue to generate income.
     At December 31, 2005, we had $754.3 million of outstanding indebtedness, bearing interest at a weighted-average rate of 6.99%, including $66.3 million of capital and financing lease obligations. In connection with our announced acquisitions, we expect to incur approximately $269.4 million of new indebtedness. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the facility or facilities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of income and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a facility (or facilities) and a guaranty by us, BLC and/or Alterra. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because our mortgages and operating leases generally contain cross-default and cross-collateralization provisions, a default by us related to one facility could affect a significant number of facilities and their corresponding financing arrangements and operating leases.
     In addition, as of December 31, 2005, our lessors have invested a total of $1,705.6 million, which includes capital and financing leases of $66.3 million, in facilities that we lease from them. Lease financing transactions carry an inherently higher level of leverage than debt financings, since typically the lessor finances 100% of the cost of a facility as compared to traditional mortgage financings, which typically are financed with leverage of 65% to 75% of the cost of a facility. For the year ended December 31, 2005, our overall lease coverage in our leased portfolio was 1.32:1.00 (measuring coverage before capital spending reserves and central management costs). Certain of our leases require minimum lease coverage ratios as defined in the applicable agreement. The failure to comply would result in a default under such leases, subject to cure provisions. As of December 31, 2005, we were in compliance with all of our lease coverage calculations.
Our indebtedness and long-term operating leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy.
     At December 31, 2005, we had approximately $754.3 million of outstanding indebtedness bearing interest at a weighted-average rate of 6.99%, including $66.3 million of capital and financing lease obligations, and we may incur additional indebtedness or enter into additional leases in the future. In connection with our announced acquisitions, we expect to incur approximately $269.4 million of new indebtedness. Our level of indebtedness and our long-term operating leases could adversely affect our future operations and/or impact our stockholders for several reasons, including, without limitation:
•	We may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term operating leases;

•	Increases in our outstanding indebtedness, leverage and long-term operating leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes; and

•	Our ability to satisfy our obligations with respect to holders of our capital stock may be limited.
     Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenues and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms to us.
Our existing credit facilities, mortgage loans and sale-leaseback arrangements contain covenants that restrict our operations and any default under such facilities, loans or arrangements could result in the acceleration of indebtedness, termination of the leases or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.
     As of December 31, 2005, we had $754.3 million of outstanding indebtedness bearing interest at a weighted-average rate of 6.99%, including $66.3 million of capital and financing lease obligations. Our outstanding indebtedness and leases contain restrictions and covenants and require us to maintain or satisfy specified financial ratios and coverage tests, including maintaining debt service and lease coverage ratios on a consolidated basis and on a facility or facilities basis based on the debt securing the facilities. In addition, certain of our leases require us to maintain lease coverage ratios on a lease portfolio basis (each as defined in the agreements) and maintain stockholders’ equity or tangible net worth amounts. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. Stockholders’ equity is calculated in accordance with GAAP, and in certain circumstances less intangible assets or liabilities, or stockholders’ equity plus deferred gains from sale-leaseback transactions. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues. If we fail to comply with any of these requirements, then the related indebtedness could become immediately due and payable. We cannot assure you that we could pay this debt if it became due.
     Our outstanding indebtedness and leases are secured by the facilities and, in certain cases, a guaranty by us, BLC and/or Alterra. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, foreclose on collateral securing the outstanding indebtedness and leases and restrict our ability to make additional borrowings under the outstanding indebtedness or continue to operate the properties subject to the lease. Certain of our outstanding indebtedness and leases contain cross-default provisions so that a default under certain outstanding indebtedness would cause a default under certain of our operating leases. Certain of our outstanding indebtedness and long-term leases also restrict, among other things, our ability to incur additional debt.
     The substantial majority of our lease arrangements are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. As a result, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, potential defaults related to an individual property may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding indebtedness and other leases, which would have a negative impact on our capital structure and our ability to generate future revenues, and could interfere with our ability to pursue our growth strategy.
     Certain of our master leases also contain radius restrictions which limit our ability to develop or acquire new facilities within a specified distance from certain existing facilities covered by such master leases.
Mortgage debt and long-term lease obligations expose us to increased risk of loss of property, which could harm our ability to generate future revenues and could have an adverse tax effect.
     Mortgage debt and long-term lease obligations increase our risk of loss because defaults on indebtedness secured by properties or pursuant to the terms of the lease may result in foreclosure actions initiated by lenders or lessors and ultimately our loss of the property securing any loans for which we are in default or cause the lessor to terminate the lease. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could negatively impact our earnings. Further, our mortgage debt and long-term leases generally contain cross-default and cross-collateralization provisions and a default on one facility could affect a significant number of our facilities, financing arrangements and operating leases.
If we do not effectively manage our growth, then our business, ability to maintain consistent quality control and financial results could be adversely affected.
     We plan to grow organically through our existing operations, through selectively purchasing existing senior living operating companies and facilities, and through the expansion of our existing facilities. In 2005, prior to our initial public offering we acquired the ownership or management of 15 senior living facilities with 4,077 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and two additional facilities with an aggregate of 422 units/beds, which were sold in the third quarter of 2005, one of which we continued to manage to January 2006. Since our initial public offering in November 2005, we have purchased or have committed to purchase $743 million in senior housing assets representing 101 facilities (9,015 units/beds). This growth will place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions and expansions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. For example, in connection with the purchase of the Prudential Portfolio, we significantly expanded one of our operating divisions to manage these assets. Although we believe we were successful in attracting qualified individuals to work in this division, there can be no assurance that we will be successful in attracting qualified individuals in future acquisitions to the extent necessary, and management may expend significant time and energy attracting the appropriate personnel to manage assets we purchase in the future. Also, the additional facilities will require us to maintain consistent quality control measures that allow our management to effectively identify deviations that result in delivering care and services that are substandard, which may result in litigation and/or loss of licensure or certification. If we are unable to manage our growth effectively and successfully integrate new acquisitions and expansions into our existing business or maintain consistent quality control measures, our business, financial condition and results of operations could be adversely affected.
Unforeseen costs associated with the acquisition of new facilities could reduce our future profitability.
     Our growth strategy contemplates future acquisitions of existing senior living operating companies and facilities. Despite our extensive underwriting and due diligence procedures, facilities that we may acquire in the future may generate unexpectedly low or no returns or may not meet a risk profile that our investors find acceptable. In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired facilities, including contingent liabilities, or newly acquired facilities might require significant management attention that would otherwise be devoted to our ongoing business. For example, a facility may require capital expenditures in excess of budgeted amounts, or it may experience management turnover that is higher than we project. These costs may negatively affect our future profitability.

Competition for the acquisition of strategic assets from buyers with lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.
     Several real estate investment trusts, or REITs, have similar asset acquisition objectives as we do, along with greater financial resources and lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. There is significant competition among potential acquirors in the senior living industry, including REITs, and there can be no assurance that we will be able to successfully implement our growth strategy or complete acquisitions, which could limit our ability to grow our business effectively.
We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.
     Continued expansion of our business through the acquisition of existing senior living operating companies and facilities and expansion of our existing facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain it on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.
Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees could cause our occupancy rates, revenues and results of operations to decline.
     Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Accordingly, over 96% of our resident fee revenues are derived from private pay sources consisting of income or assets of residents and/or their family members. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically can afford to pay our monthly resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our resident fees. In addition, downturns in the housing markets would adversely affect the ability of seniors to afford our resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates, revenues and results of operations would decline.
The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations.
     For the years ended December 31, 2005 and 2004, our facilities located in Florida accounted for approximately 13.6% and 13.7% of our revenue, our facilities located in Illinois accounted for approximately 9.0% and 9.8% of our revenue and our facilities located in California accounted for approximately 6.0% and 3.6%, respectively, of our revenue. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living facilities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs and results of operations. In addition, since these facilities are located in Florida and California, we are particularly susceptible to revenue loss, cost increase or damage caused by hurricanes or other severe weather conditions or natural disasters such as earthquakes. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

Termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels.
     State regulations governing assisted living facilities require written resident agreements with each resident. Several of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, several of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days’ notice. Unlike typical apartment leasing or independent living arrangements that involve lease agreements with specified leasing periods of up to a year or longer, in many instances we cannot contract with our assisted living residents to stay in those living spaces for longer periods of time. Our independent living resident agreements generally provide for termination of the lease upon death or allow a resident to terminate his or her lease upon the need for a higher level of care not provided at the facility. The resident is usually obligated to pay rent for the lesser of 60 days after the move out or until the unit is rented by another resident. If multiple residents terminate their resident agreements at or around the same time, our revenues, earnings and occupancy levels could be adversely affected. In addition, because of the demographics of our typical residents, including age and health, resident turnover rates in our facilities are difficult to predict. As a result, the living spaces we lease may be unoccupied for a period of time, which could adversely affect our revenues and earnings.
Early termination or non-renewal of our management agreements could cause a loss in revenues and could negatively impact earnings.
     Approximately 0.5% of our revenues were generated through third-party management agreements for the year ended December 31, 2005. Our third-party management agreements generally have terms of one to five years. In some cases, subject to our rights to cure defaults, a facility owner may terminate us as manager if any licenses or certificates necessary for operation are revoked or upon the sale of the facility. Under our management agreements in connection with sale-leaseback transactions, we cannot be terminated as manager unless we default under the related lease or are otherwise terminated for cause under the related lease. Early termination or non-renewal of our management agreements, or renewal on less favorable terms, could cause a loss in revenues and could negatively impact earnings.
Increased competition for or a shortage of skilled personnel could increase our staffing and labor costs, which would have an adverse effect on our profitability and/or our ability to conduct our business operations.
     Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our facilities. Each facility has an Executive Director or Residence Director, each a Director, responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each Director is supported by a facility staff member who is directly responsible for day-to-day care of the residents and either facility staff or regional support to oversee the facility’s marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for food service, healthcare services, activities, housekeeping and engineering. We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents. Turnover rates and the magnitude of the shortage of nurses or other trained personnel varies substantially from facility to facility. Although reliable industry-wide data on key employee retention does not exist, we believe that our employee retention rates are consistent with those of other national senior housing operators. If there is an increase in these costs, our profitability would be negatively affected. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively and our overall operating results could be harmed.

Departure of our key officers could harm our business.
     Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly: Mark J. Schulte, our chief executive officer; Mark W. Ohlendorf, our co-president; John P. Rijos, our co-president; R. Stanley Young, our chief financial officer; and Kristin A. Ferge, our treasurer. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.
Increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     At December 31, 2005, we had approximately $191.7 million of unhedged obligations consisting of $106.5 million and $85.2 million of unhedged floating-rate debt and lease payment obligations, respectively, outstanding at a combined weighted-average floating interest rate of 5.00%. In February 2006, we hedged $5.0 million of our debt obligations at 4.96% for five years. Our unhedged debt and lease obligations include $180.9 million tied to the tax-exempt bond rates and are subject to interest rate caps at a weighted average cap rate of 6.17%. This debt, and any unhedged floating-rate debt incurred in the future, exposes us to interest rate risk. Therefore, increases in prevailing interest rates could increase our payment obligations which would negatively impact our liquidity and earnings. For example, a 1% increase in interest rates would increase annual interest expense and lease expense by approximately $1.1 million and $0.9 million based on the amount of unhedged floating-rate debt and leases, respectively.
We may not be able to pay or maintain dividends and the failure to do so would adversely affect our stock price.
     On December 15, 2005, our board of directors declared our second quarterly cash dividend of $0.25 per share of our common stock, or an aggregate of $16.5 million, for the three months ended December 31, 2005, which we paid on January 16, 2006. On March 13, 2006, our board of directors declared a quarterly cash dividend of $0.35 per share of our common stock, or an aggregate of $23.2 million for the quarter ended March 31, 2006. The $0.35 per share dividend is payable on April 14, 2006, to holders of record of our common stock on March 31, 2006. We intend to continue to pay regular quarterly dividends to the holders of our common stock. However, our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units/beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. We expect that in certain quarters we may pay dividends that exceed our net income amount for such period as calculated in accordance with GAAP. The failure to pay or maintain dividends would adversely affect our stock price.
Environmental contamination at any of our facilities could result in substantial liabilities to us which may exceed the value of the underlying assets and which could materially and adversely effect our liquidity and earnings.
     Under various federal, state and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal or remediation of, or related to the release of, certain hazardous or toxic substances, that could be located on, in, at or under a property, regardless of how such materials came to be located there. The cost of any required investigation, remediation, removal, mitigation, compliance, fines or personal or property damages and our liability therefore could exceed the property’s value and/or our assets’ value. In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral or to develop or redevelop such property. In addition, such laws impose liability, which may be joint and several, for investigation, remediation, removal and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Although we do not believe that we have incurred such liabilities as would have a material adverse effect on our business, financial condition and results of operations, we could be subject to substantial future liability for environmental contamination that we have no knowledge about as of the date of this report and/or for which we may not be at fault.
Failure to comply with existing environmental laws could result in increased expenditures, litigation and potential loss to our business and in our asset value, which would have an adverse effect on our earnings and financial condition.
     Our operations are subject to regulation under various federal, state and local environmental laws, including those relating to: the handling, storage, transportation, treatment and disposal of medical waste products generated at our facilities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our properties.
     Some of our facilities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste, but the use of such waste management companies does not immunize us from alleged violations of such laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.
     Federal regulations require building owners and those exercising control over a building’s management to identify and warn their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.
     The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the facilities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a facility to retain or attract residents and could adversely affect a facility’s market value.
     Although we believe that we are currently in material compliance with applicable environmental laws, if we fail to comply with such laws in the future, we would face increased expenditures both in terms of fines and remediation of the underlying problem(s), potential litigation relating to exposure to such materials, and potential decrease in value to our business and in the value of our underlying assets. Therefore, our failure to comply with existing environmental laws would have an adverse effect on our earnings, our financial condition and our ability to pursue our growth strategy.
     We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.
Risks Related to Pending Litigation
Two recent complaints filed against our subsidiary could, if adversely determined, subject us to a material loss.
     In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005 by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et. al. v. Apollo Real Estate Advisors, L.P., et al (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLCI”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLCI, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC (“FIG”), an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLCI, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLCI, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We intend to file a motion to dismiss the claims, and to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLCI and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLCI. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.
Risks Related to Our Industry
The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business operations and profits.
     The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living facilities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. Also, in several of the states in which we operate or intend to operate, assisted living facilities and/or skilled nursing facilities require a certificate of need before the facility can be opened or the services at an existing facility can be expanded. See “Business — Government Regulation” for a description of some of the specific laws and regulations applicable to us. Furthermore, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws, particularly with respect to large for-profit, multi-facility providers like us. These requirements, and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and facilities in existing markets and, if any of our presently licensed facilities were to operate outside of its licensing authority, may subject us to penalties including closure of the facility. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer. We are unable to predict the future course of federal, state and local legislation or regulation. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, our earnings and operations could be adversely affected.
     The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-to plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one facility to impact other facilities in the state. Revocation of a license at a given facility could therefore impact our ability to obtain new licenses or to renew existing licenses at other facilities, which may also cause us to be in default under our leases, trigger cross-defaults, trigger defaults under certain of our credit agreements or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one facility’s citation would impact another of our facilities, this would also increase costs and result in increased surveillance by the state survey agency. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, the failure to comply with applicable legal and regulatory requirements in the future could result in a material adverse effect to our business as a whole.
     There are various extremely complex federal and state laws governing a wide array of referral relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. See “Business — Government Regulation” for a description of these laws. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business.
     Additionally, in several states, we operate facilities that participate in federal and/or state health care reimbursement programs, which makes us subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state and we cannot be sure that these laws will be interpreted consistently or in keeping with past practice. Violation of any of these laws can result in loss of licensure, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the applicable federal and/or state health care reimbursement program. Loss of licensure may also cause us to default under our leases and/or trigger cross-defaults.
     We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. See “Business — Government Regulation.” Authorities have interpreted the Federal Anti-Kickback Law very broadly to apply to many practices and relationships between health care providers and sources of patient referral. This could result in criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which may also cause us to default under our leases and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living facilities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.
     Compliance with the Americans with Disabilities Act, Fair Housing Act and fire, safety and other regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings, financial condition and our ability to pay dividends to stockholders.
     All of our facilities are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants.
     We must also comply with the Fair Housing Act, which prohibits us from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. Additionally, the Fair Housing Act and other state laws require that we advertise our services in such a way that we promote diversity and not limit it. We may be required, among other things, to change our marketing techniques to comply with these requirements.
     In addition, we are required to operate our facilities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other health care facilities, senior living facilities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with those requirements.
     Capital expenditures we have made to comply with any of the above to date have been immaterial, however, the increased costs and capital expenditures that we may incur in order to comply with any of the above would result in a negative effect on our earnings, financial condition and our ability to pay dividends to stockholders.
Significant legal actions and liability claims against us in excess of insurance limits could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and operating results.
     The senior living business entails an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. In the past year, we have not had any claims that exceeded our policy limits. However, there can be no guarantee that we will not have such claims in the future.
     We currently maintain the following liability insurance: a $25.0 million primary limit of general and healthcare professional liability insurance coverage, inclusive of at least a $15.0 million sub-limit of healthcare professional liability ($25.0 million sub-limit for designated locations). This insurance coverage is on a per claim and aggregate basis with a self-insured retention of $1.0 million. The general and professional liability coverage is arranged on a three-year, shared-limit basis, with a pre-negotiated reinstatement of limit provision that will allow for the re-purchase of the lead $15.0 million of general and professional liability coverage, at a set additional premium, should adverse claims experience be realized during the policy term. In addition to this $25.0 million primary limit, we have arranged $25.0 million excess general liability-only insurance coverage on a per claim and aggregate basis.
     Additionally, we maintain primary workers’ compensation insurance, which includes a $0.5 million deductible per occurrence, employer’s liability and auto liability insurance in compliance with statutory limits and requirements and a $20.0 million excess auto liability and employer’s liability coverage, over a primary auto and employer’s liability $1.0 million policy limit, on a per-occurrence, annual aggregate basis.
     We also currently maintain the following property insurance: a $300.0 million per-occurrence primary policy limit, which contains various sub-limits of coverage, most notably for the perils of flood and earthquake, limited to $50.0 million on a per-occurrence and annual aggregate basis. Terrorism coverage is provided for other than the peril of earthquake to the noted policy limits.
     If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Also, the above deductibles, or self-insured retention, are accrued based on an actuarial projection of future liabilities. If this projection is inaccurate and if there are an unexpectedly large number of successful claims that result in liabilities in excess of our self-insured retention, our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business. We also have to renew our policies every year and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.
Overbuilding, increased competition and increased operating costs may adversely affect our ability to generate and increase our revenues and profits and to pursue our growth strategy.
     The senior living industry is highly competitive, and we expect that it may become more competitive in the future. We compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, except in the skilled nursing segment. We have experienced and expect to continue to experience increased competition in our efforts to acquire and operate senior living facilities. Consequently, we may encounter increased competition that could limit our ability to attract new residents, raise resident fees or expand our business, which could have a material adverse effect on our revenues and earnings.
     In addition, overbuilding in the late 1990s in the senior living industry reduced the occupancy rates of several newly constructed buildings and, in some cases, reduced the monthly rate that some newly built and previously existing facilities were able to obtain for their services. This resulted in lower revenues for certain of our facilities during that time. While we believe that overbuilt markets have stabilized and should continue to be stabilized for the immediate future, we cannot be certain that the effects of this period of overbuilding will not effect our occupancy and resident fee rate levels in the future, nor can we be certain that another period of overbuilding in the future will not have the same effects. Moreover, while we believe that the new construction dynamics and the competitive environments in Florida, Illinois and California are substantially similar to the national market, taken as a whole, if the dynamics or environment were to be significantly adverse in one or more of those states, it would have a disproportionate effect on our revenues (due to the large portion of our revenues that are generated in those states).

Risks Related to Our Organization and Structure
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.
     Entities affiliated with Fortress beneficially own 43,407,000 shares, or over 65%, of our common stock. As a result, Fortress will be able to control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’ interests may conflict with your interests. Their control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.
Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management.
     Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:
•	a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms;

•	removal of directors only for cause, and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;

•	blank-check preferred stock;

•	provisions in our amended and restated certificate of incorporation and amended and restated by-laws preventing stockholders from calling special meetings (with the exception of Fortress and its affiliates, so long as they collectively beneficially own at least 50.1% of our issued and outstanding common stock);

•	advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and

•	no provision in our amended and restated certificate of incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election.
     Additionally, our amended and restated certificate of incorporation provides that Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, will not apply to us. This may make it easier for a third party to acquire an interest in some or all of us with Fortress’ approval, even though our other stockholders may not deem such an acquisition beneficial to their interests.
We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
     We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations, including paying dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
     The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•	variations in our quarterly operating results;

•	changes in our earnings estimates;

•	the contents of published research reports about us or the senior living industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur or lease obligations we may enter into in the future;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	speculation or reports by the press or investment community with respect to the Company or the senior living industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	changes or proposed changes in laws or regulations affecting the senior living industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market and economic conditions.
Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
     In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, series of preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their share holdings in us.
     As of December 31, 2005 we had an aggregate of 131,811,017 shares of common stock authorized but unissued and not reserved for issuance under our option plans. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue acquisitions of senior living facilities and may issue shares of common stock in connection with these acquisitions. Any shares issued in connection with our acquisitions, the exercise of outstanding stock options or otherwise would dilute the holdings of our current stockholders.
Fluctuation of market interest rates may have an adverse effect on the value of your investment in our common stock.
     One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend payment per share as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher rate of return on our common stock and therefore may seek securities paying higher dividends or interest or offering a higher rate of return than shares of our common stock. As a result, market interest rate fluctuations and other capital market conditions can affect the demand for and market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease, because current stockholders and potential investors will likely require a higher dividend yield and rate of return on our common stock as interest-bearing securities, such as bonds, offer more attractive returns.
The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
     As March 14, 2006, there are 65,006,833 shares of our common stock outstanding. All the shares of our common stock sold in our initial public offering are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
     Pursuant to our Stockholders Agreement, Fortress and Health Partners, an affiliate of Capital Z Partners, and certain of their related partnerships and permitted third-party transferees have the right, in certain circumstances, to require us to register their 51,001,625 shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.
     In addition, following the completion of our initial public offering, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 2,000,000 shares of our common stock reserved for issuance under our stock incentive programs. Subject to any restrictions imposed on the shares granted under our stock incentive programs, shares registered under the registration statement on Form S-8 will be available for sale into the public markets, subject to the 120-day lock-up agreements described above. All participants in the directed shares program also agreed to similar restrictions on the ability to sell their common stock.
Item 1B. UNRESOLVED STAFF COMMENTS.
     As of December 31, 2005, we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Item 2. PROPERTIES
     At December 31, 2005, we operated 383 facilities across 31 states, with the capacity to serve over 30,000 residents. Of the facilities we operated at December 31, 2005, we owned 72, we leased 295 pursuant to operating and capital leases and 16 were owned by third parties.

     The following table sets forth certain information regarding our facilities:

	Occupancy		Ownership Status at
	at December 31, 2005		December 31, 2005
State	Units/Beds	Occupancy	Leased	Owned	Managed	Total
Alabama	222	79.7%	—	—	1	1
Arizona	661	90.6%	8	—	1	9
California	2,031	90.4%	3	9	—	12
Colorado	1,572	89.6%	15	3	—	18
Connecticut	292	97.9%	2	—	—	2
Florida	3,907	92.2%	34	11	2	47
Georgia	280	96.4%	—	1	—	1
Idaho	228	90.4%	3	—	—	3
Illinois	2,306	91.0%	9	2	—	11
Indiana	1,150	87.7%	10	4	—	14
Iowa	139	82.0%	—	1	—	1
Kansas	1,227	87.3%	10	8	2	20
Massachusetts.	282	96.8%	1	—	—	1
Michigan	1,851	88.5%	25	3	3	31
Minnesota	643	98.7%	16	—	—	16
Missouri	948	91.1%	1	2	—	3
Nevada	306	99.7%	3	—	—	3
New Jersey	343	94.5%	6	—	—	6
New Mexico	344	95.6%	2	—	—	2
New York	1,196	90.8%	10	6	—	16
North Carolina	743	93.1%	12	1	—	13
Ohio	1,657	88.7%	24	4	—	28
Oklahoma	1,324	80.4%	26	1	2	29
Oregon	823	88.0%	12	—	—	12
Pennsylvania	541	76.5%	3	3	1	7
South Carolina	336	91.1%	8	—	—	8
Tennessee	390	94.9%	4	1	1	6
Texas	2,632	87.4%	26	6	3	35
Virginia	353	98.3%	1	1	—	2
Washington	906	91.5%	8	3	—	11
Wisconsin	422	91.9%	13	2	—	15

Total	30,055	89.8%	295	72	16	383

     The table below sets forth certain information regarding the top 15 facilities, by number of units, for BLC and Alterra, as well as all of the properties in the Prudential Portfolio and the Fortress CCRC Portfolio.

		Number of Units/Beds
Facility Name	Location	Independent Living	Assisted Living	Memory Care	Skilled Nursing	Equity Homes	Total
Brookdale Living Communities(1)

The Hallmark-Chicago.	Chicago, IL	341	—	—	—	—	341
The Hallmark-Battery Park.	New York, NY	197	20	—	—	—	217
The Devonshire of Lisle.	Lisle, IL	296	25	—	—	—	321
Classic at West Palm Beach.	West Palm Beach, FL	237	64	—	—	—	301
The Atrium of San Jose.	San Jose, CA	291	—	—	—	—	291
River Bay Club.	Quincy, MA	282	—	—	—	—	282
The Chambrel at Roswell.	Roswell, GA	224	24	—	—	32	280
Grand Court Overland Park.	Overland Park, KS	276	—	—	—	—	276
Woodside Terrace.	Redwood City, CA	177	93	—	—	—	270
Chambrel at Island Lake.	Longwood, FL	213	40	—	—	16	269
Kenwood of Lakeview.	Chicago, IL	220	44	—	—	—	264
Devonshire of Hoffman Estates	Hoffman Estates, IL	228	34	—	—	—	262

		Number of Units/Beds
Facility Name	Location	Independent Living	Assisted Living	Memory Care	Skilled Nursing	Equity Homes	Total
Chambrel at Club Hill.	Garland, TX	176	68	—	—	16	260
The Chambrel at Williamsburg.	Williamsburg, VA	201	54	—	—	—	255
The Heritage of Des Plaines.	Des Plaines, IL	226	29	—	—	—	255
Meadows of Glen Ellyn.	Glen Ellyn, IL	190	44	—	—	—	234

Alterra(2)
Wynwood & Villas at Canterbury Gardens.	Aurora, CO	153	65	—	—	—	218
Wynwood of Columbia Edgewater	Richland, WA	—	128	—	—	—	128
Villas at Union Park.	Tacoma, WA	119	—	—	—	—	119
Wynwood of Kenmore.	Kenmore, NY	—	113	—	—	—	113
Wynwood of Northampton Manor.	Richboro, PA	—	113	—	—	—	113
Wynwood of Niskayuna.	Niskayuna, NY	—	100	—	—	—	100
Wynwood of Rogue Valley.	Medford, OR	—	95	—	—	—	95
Villas of Sparks.	Sparks, NV	90	—	—	—	—	90
Wynwood of Forest Grove.	Forest Grove, OR	—	88	—	—	—	88
Villas of McMinnville.	McMinnville, OR	87	—	—	—	—	87
Villas of Sherman Brook.	Clinton, NY	84	—	—	—	—	84
Villas of Summerfield Village	Syracuse, NY	84	—	—	—	—	84
Villas at the Atrium.	Boulder, CO	82	—	—	—	—	82
Wynwood of River Place.	Boise, ID	—	80	—	—	—	80
Wynwood of Manilus.	Manilus, NY	—	80	—	—	—	80

Prudential Portfolio(1)
Lodge at Paulin Creek.	Santa Rosa, CA	250	—	—	—	—	250
Oak Tree Villa.	Scotts Valley, CA	126	70	—	—	—	196
Pacific Inn.	Torrance, CA	134	—	—	—	—	134
Inn at the Park.	Irvine, CA	70	64	—	—	—	134
Nohl Ranch Inn.	Anaheim Hills, CA	85	42	—	—	—	127
Mirage Inn.	Rancho Mirage, CA	94	31	—	—	—	125
Ocean House.	Santa Monica, CA	50	67	—	—	—	117
The Lexington.	Ventura, CA	56	58	—	—	—	114
The Gables.	Monrovia, CA	41	23	—	—	—	64

Fortress CCRC Portfolio(1)
Cypress Village.	Jacksonville, FL	364	39	60	60	292	815
Foxwood Springs.	Raymore, MO	141	62	50	58	246	557
Village at Skyline.	Colorado Springs, CO	347	86	13	57	59	562
Robin Run Village.	Indianapolis, IN	199	—	24	60	228	511
Patriot Heights.	San Antonio, TX	162	10	—	60	—	232
Ramsey Home/Ramsey Village.	Des Moines, IA	10	51	24	54	—	139

(1)	Operate within our Brookdale Living group of facilities

(2)	Operate within our Alterra group of facilities.
     In addition, on July 1, 2005 and September 14, 2005, Fortress CCRC sold Heatherwood Village and Heritage Crossing, 189- and 223-unit facilities located in Newton, Kansas and Edmond, Oklahoma, respectively. A subsidiary of BLC continued to manage Heatherwood Village pursuant to a management agreement with the new owner through January 2006.

Corporate Offices
     Our main corporate offices are all leased, including our 30,314 square foot corporate headquarters facility in Chicago, Illinois, and our 59,800 square foot operations support center in Milwaukee, Wisconsin.
Item 3. LEGAL PROCEEDINGS
     In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005 by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et. al. v. Apollo Real Estate Advisors, L.P., et al (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that the defendants committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that the defendants committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (vii) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We intend to file a motion to dismiss the claims, and to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.
     In addition, we have been involved in litigation and claims incidental to the conduct of our business comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage claims and may require significant legal costs to defend and resolve. Similarly, our industry is always subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We believe that the cost of defending any pending or future litigation or challenging any pending or future regulatory compliance matter will not have a material adverse effect on our business.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No stockholder votes took place during the fourth quarter of the year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information concerning our executive officers as of March 14, 2006:

Name	Age	Position
Mark J. Schulte	52	Chief Executive Officer
Mark W. Ohlendorf	46	Co-President
John P. Rijos	53	Co-President
R. Stanley Young	53	Executive Vice President and Chief Financial Officer
Kristin A. Ferge	32	Executive Vice President and Treasurer
Deborah C. Paskin	54	Executive Vice President, Secretary and General Counsel
     Mark J. Schulte became our Chief Executive Officer in August 2005. Previously, Mr. Schulte served as Chief Executive Officer and director of BLC since 1997, and was also Chairman of the board from September 2001 to June 2005. From January 1991 to May 1997, he was employed by BLC’s predecessor company, The Prime Group, Inc., in its Senior Housing Division, most recently serving as its Executive Vice President, with primary responsibility for overseeing all aspects of Prime’s Senior Housing Division. Mr. Schulte has 25 years of experience in the development and operation of multi-family housing, senior housing, senior independent and assisted living and health care facilities. He is a former Chairman of ASHA and remains on ASHA’s board of directors. Mr. Schulte received a B.A. in English and a J.D. from St. Louis University, and is licensed to practice law in the State of New York.
     Mark W. Ohlendorf became our Co-President in August 2005. Mr. Ohlendorf has also served as Chief Executive Officer and President of Alterra since December 2003. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer. Mr. Ohlendorf has over 20 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He is a member of the board of directors of the Assisted Living Federation of America (ALFA) and ASHA. He received a B.A. in Political Science from Illinois Wesleyan University, and is a certified public accountant.
     John P. Rijos became our Co-President in August 2005. Previously, Mr. Rijos served as President, Chief Operating Officer and director of BLC since August 2000. Prior to joining BLC in August 2000, Mr. Rijos spent 16 years with Lane Hospitality Group, owners and operators of over 40 hotels and resorts, as its President and Chief Operating Officer. From 1981 to 1985 he served as President of High Country Corporation, a Denver-based hotel development and management company. Prior to that time, Mr. Rijos was Vice President of Operations and Development of several large real estate trusts specializing in hotels. Mr. Rijos has over 25 years of experience in the acquisition, development and operation of hotels and resorts. He received a B.S. in Hotel Administration from Cornell University and serves on many tourist-related operating boards and committees, as well as advisory committees for Holiday Inns, Sheraton Hotels and the City of Chicago and the Board of Trustees for Columbia College. Mr. Rijos is a certified hospitality administrator.
     R. Stanley Young became our Executive Vice President and Chief Financial Officer in August 2005. Previously, Mr. Young served as Executive Vice President, Chief Financial Officer and Treasurer of BLC since December 1999. From August 1998 to December 1999, Mr. Young was Senior Vice President — Finance and Treasurer of BLC. From 1977 to 1998, Mr. Young practiced public accounting with KPMG LLP, where he was admitted to the partnership in 1987. Mr. Young received a B.A. in Business Administration from Illinois Wesleyan University, an MBA from the University of Illinois, and is a certified public accountant.
     Kristin A. Ferge became our Executive Vice President and Treasurer in August 2005. Ms. Ferge has also served as Vice President, Chief Financial Officer and Treasurer of Alterra since December 2003. From April 2000 through December 2003, Ms. Ferge served as Alterra’s Vice President of Finance and Treasurer. Prior to joining Alterra, she worked in the audit division of KPMG LLP. Ms. Ferge received a B.A. in Accounting from Marquette University, an MBA from the University of Wisconsin, and is a certified public accountant.

     Deborah C. Paskin became our Executive Vice President, Secretary and General Counsel in August 2005. Previously, Ms. Paskin served as Senior Vice President, Secretary and General Counsel of BLC since November 2002. Prior to joining BLC, from 1999 to 2002, she served as Chief Administrative Officer, Executive Vice President, Secretary and General Counsel for Clark Retail Enterprises, Inc. Prior to that time, she served as General Counsel for two other Chicago-based companies, Dominick’s Finer Foods, Inc. and Helene Curtis, Inc. Prior to that, Ms. Paskin practiced law in the Chicago office of Latham & Watkins. Ms. Paskin graduated from Northwestern University School of Law. She also received a Masters Degree in Library Science from Dominican University and a B.A. in English from Indiana University in Bloomington, Indiana.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock has been traded on the New York Stock Exchange, or the NYSE, under the symbol “BKD” since our initial public offering on November 22, 2005. The following table shows the high and low sale prices of our common stock as reported by the NYSE since our initial public offering on November 22, 2005.

	High	Low
FISCAL 2006:
First quarter (through March 27, 2006)	$39.65	$29.30
FISCAL 2005:
From November 22, 2005 through December 31, 2005	$31.73	$23.00
     The closing sale price of the company’s common stock as reported on the New York Stock Exchange on March 27, 2006 was $38.65 per share. As of that date there were 29 holders of record and approximately 3,181 beneficial owners registered in nominee and street name.
     On November 22, 2005, we consummated our initial public offering of 12,732,800 shares of common stock, par value $0.01 per share, consisting of 8,560,800 primary shares (including 1,660,800 shares pursuant to the option granted by us to the Underwriters to purchase up to an additional 1,660,800 shares of common stock to cover over-allotments) and 4,172,000 shares sold by the selling stockholders. We did not receive any proceeds from the shares sold by the selling stockholders. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-127372) that was declared effective by the Securities and Exchange Commission on November 21, 2005. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers Inc., Citigroup Global Markets Inc. and UBS Securities LLC. All of the shares sold by us and by the selling stockholders were sold at a price of $19.00 per share. The aggregate gross proceeds from the shares of common stock sold by us and the selling stockholders were $241.9 million. We received net proceeds of approximately $144.8 million, after deducting an aggregate of $16.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $6.4 million in other direct expenses incurred in connection with the offering. None of the proceeds from the offering were paid, directly or indirectly, to any of the Company’s officers or directors or any of their associates, or to any persons owning ten percent or more of the Company’s outstanding shares of common stock or to any of the Company’s affiliates.
     Upon consummation of the offering, we applied approximately (i) $7.8 million of the net proceeds of the offering to the repayment of the debt outstanding under a first mortgage loan encumbering our Westbury Care Center facility; (ii) $32.3 million to the repayment of the notes B portion of our $182.0 million first mortgage loan entered into in March 2005 with Guaranty Bank; (iii) $9.5 million to the repayment in full of our term loan from LaSalle bank National Association; (iv) $2.5 million to the repayment in full of the debt outstanding related to Assisted Living Residence Revenue Bonds encumbering four Alterra facilities located in Kansas (repaid January 2006); (v) $8.9 million to repayment of unsecured notes that were issued in conjunction with Alterra’s acquisition of joint venture partnership interests; (vi) $2.2 million to the repayment in full of lessor advances to fund certain escrow deposits and costs in connection with the Chambrel

Portfolio; (vii) $12.7 million toward the purchase price of approximately $20.4 million to exercise our purchase option with respect to six facilities that Alterra previously leased from Omega Healthcare Investors, LLC and certain of its facilities and four facilities from Merrill Gardens for $16.3 million; and (viii) $51.1 million, net of refinancing proceeds, toward the purchase price of approximately $181.0 million to purchase all of the shares of capital stock of CMCP Properties Inc., a wholly-owned subsidiary of Capstead Mortgage Corporation. We have invested the remaining net proceeds of the offering in long-term, investment-grade, interest bearing instruments.
Dividends
     On March 14, 2006, our board of directors declared a quarterly cash dividend of $0.35 per share of our common stock, or an aggregate of $23.2 million for the quarter ended March 31, 2005. The $0.35 per share dividend is payable on April 14, 2006, to holders of record of our common stock on March 31, 2006.
     On December 15, 2005, our board of directors declared a quarterly cash dividend of $0.25 per share of our common stock, or an aggregate of $16.5 million for the quarter ending December 31, 2005, which we paid on January 16, 2006.
     On September 30, 2005, we paid a dividend of $0.25 per share of our common stock, or an aggregate of $14.4 million for the quarter ended September 30, 2005, which we paid on October 7, 2005.
     We intend to continue to pay regular quarterly dividends to the holders of our common stock. However, our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units/beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. We expect that in certain quarters we may pay dividends that exceed our net income amount for such period as calculated in accordance with GAAP. The failure to pay or maintain dividends would adversely affect our stock price.
Equity Compensation Plans Information
     The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2005:

Number of securities
	Number of		remaining available
	securities to be		for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,462,600

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,462,600
Under the terms of our Omnibus Stock Incentive Plan, the number of shares available for future issuance will increase annually each January 1st by the lesser of (1) 400,000 shares and (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding year.

     Under the terms of our Omnibus Stock Incentive Plan, the number of shares available for future issuance automatically increased by 400,000 of shares on January 1, 2006, and will increase annually each January 1st by the lesser of (1) 400,000 shares and (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year.
Recent Sales of Unregistered Securities
     The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act during the last three years preceding the date of this Annual Report on Form 10-K. Each of the following transactions were private transactions entered into in connection with the formation transactions described in “Business — History” and were exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act. In September 2005:
•	A wholly-owned subsidiary of ours merged with and into BLC. In connection with the merger, FBA, an affiliate of Capital Z Partners, and certain members of our management, including our chief executive officer, received an aggregate of 20,000,000 shares of our common stock, representing 34.5% of our outstanding common stock prior to our initial public offering, for all of their outstanding common stock of BLC or membership interests in FBA, as applicable. As a result of the merger, BLC became our wholly-owned subsidiary.

•	FEBC-ALT Investors purchased from Fortress Investment Trust II, an affiliate of Fortress, all of the outstanding membership interests of FIT REN, which had recently acquired certain senior living facilities from Prudential Financial, Inc., for an aggregate purchase price of approximately $282.4 million (including the assumption of approximately $171.0 million of debt). Immediately after the purchase, the membership interests of FIT REN were contributed to Alterra. As a result FIT REN became a wholly-owned subsidiary of Alterra and Fortress Investment Trust II became a member of FEBC-ALT Investors, Alterra’s indirect parent company. In connection with the merger of FEBC-ALT Investors described below, Fortress Investment Trust II received 11,750,000 shares of our common stock, representing 20.3% of our outstanding common stock prior to our initial public offering, for its interest in FIT REN.

•	A wholly-owned subsidiary of ours merged with and into FEBC-ALT Investors, Alterra’s indirect parent company. In the merger, FIT-ALT Investor, Fortress Investment Trust II, Emeritus, NW Select and certain members of our management, each of which was a member of FEBC-ALT Investors, received an aggregate of 29,750,000 shares of our common stock, representing 51.3% of our outstanding common stock prior to our initial public offering, for all of the outstanding membership interests of FEBC-ALT Investors. FIT-ALT Investor is an affiliate of Fortress. As a result of the merger, Alterra became our wholly-owned subsidiary.

•	A wholly-owned subsidiary of ours merged with and into Fortress CCRC. In the merger, Fortress Investment Trust II received an aggregate of 8,250,000 shares of our common stock, representing 14.2% of our outstanding common stock prior to our initial public offering, for all of the outstanding membership interests of Fortress CCRC. Fortress CCRC owns, through its wholly-owned subsidiaries, six senior living facilities. As a result of the merger, Fortress CCRC became our wholly-owned subsidiary.
     In addition, on August 5, 2005 and September 14, 2005, BLC granted an aggregate of 988 shares of its stock and FEBC-ALT Investors granted 3.33% of its membership interests, to certain members of our management. Certain of these shares, other than those shares described below, and percentage interests are subject to substantial risk of forfeiture until the occurrence of certain events, as specified in the applicable restricted stock or restricted securities award agreements. Of the 988 shares of BLC stock granted, 25 shares were granted to Paul Froning, a member of our management, in exchange for a cash payment to BLC by Mr. Froning of $500,000. These 25 shares are fully vested and are not subject to risk of forfeiture. In accordance with the terms of the plans, a portion of these securities are no longer subject to a risk of forfeiture following the consummation of our initial public offering. In addition, the remaining securities will vest over a five-year period following the issuance if the executive remains continuously employed by the Company. Securities that are subject to a risk of forfeiture may not be sold or transferred. In connection with the merger transactions described in above, these shares and membership interests were automatically converted into an aggregate of 2,575,405 shares of our common stock, representing 4.4% of our outstanding common stock prior to our initial public offering. A portion of these grants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and the remainder of these grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701.
Item 6. SELECTED FINANCIAL DATA
     The following table sets forth our selected historical consolidated and combined financial data as of and for each of the years in the five-year period ended December 31, 2005. The combined financial statement includes Brookdale Living Communities, Inc. for all periods presented and Alterra Healthcare Corporation effective December 1, 2003, Fortress CCRC Portfolio, effective April 5, 2005, and the acquisition of eight of the nine facilities in the Prudential Portfolio on June 21, 2005 and the ninth facility on July 22, 2005. You should read this information in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our historical combined financial statements and the related notes thereto included elsewhere in this report. Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2005 have been derived from our audited financial statements.

	Brookdale
	Senior	Brookdale Facility Group
	Living Inc.	(Predecessor Company)
	For the	For the
	Period	Period
	October 1,	January 1,
	2005 to	2005 to
	December 31,	September 30,	Year Ended December 31,
	2005	2005	2004	2003	2002	2001
Statement of Operations Data (in thousands, except per share data):
Revenue	$213,047	$577,530	$660,872	$222,584	$161,516	$123,935

Facility operating expenses	127,105	366,782	415,169	133,119	92,980	72,467
Lease expense	48,487	140,852	99,997	30,744	31,003	26,016
Depreciation and amortization	19,022	30,861	52,307	22,480	13,708	11,230
Amortization of goodwill	—	—	—	—	—	2,382
General and administrative expenses (including non-cash stock compensation of $11,534 and $11,146 respectively, for 2005)	27,690	54,006	43,640	15,997	12,540	12,138

Total operating expenses	222,304	592,501	611,113	202,340	150,231	124,233

Income (loss) from operations	(9,257)	(14,971)	49,759	20,244	11,285	(298)
Interest income	1,588	2,200	637	14,037	18,004	18,251
Interest expense:
Debt	(12,809)	(33,439)	(63,634)	(25,106)	(9,490)	(8,247)
Change in fair value of derivatives	(88)	4,080	3,176	—	—	—
Loss on sale of properties	—	—	—	(24,513)	—	—
Loss (gain) on extinguishment of debt	(3,543)	(453)	1,051	12,511	—	—
Equity in earnings (loss) of unconsolidated ventures, net of minority interest	(197)	(641)	(931)	318	584	984
Other	—	—	(114)	—	—	—

Income (loss) before taxes	(24,306)	(43,224)	(10,056)	(2,509)	20,383	10,690
(Provision) benefit for income taxes	(150)	247	(11,111)	(139)	(8,666)	(4,503)

Income (loss) before minority interest.	(24,456)	(42,977)	(21,167)	(2,648)	11,717	6,187
Minority interest	—	16,575	11,734	1,284	(5,262)	(2,778)

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(24,456)	(26,402)	(9,433)	(1,364)	6,455	3,409
Loss on discontinued operations	—	(128)	(361)	(322)	—	—
Cumulative effect of a change in accounting principle, net of income taxes of $8,095	—	—	—	(7,277)	—	—

Net income (loss)	$(24,456)	$(26,530)	$(9,794)	$(8,963)	$6,455	$3,409

Basic earnings (loss) per share(1)	$(0.41)	$—	$—	$—	$—	$—
Weighted average shares used in computing basic earnings (loss) per share	59,710	—	—	—	—	—
Diluted earnings (loss) per share before extraordinary loss	(0.41)	—	—	—	—	—
Weighted average shares used in computing diluted earnings (loss) per share	59,710	—	—	—	—	—
Other Operating Data:
Number of facilities (at end of period)	383	380	367	359	60	51
Total units operated	30,055	30,048	26,208	24,423	11,334	9,266

Occupancy rate	89.8%	88.9%	89.4%	87.5%	91.0%	82.2%

Average monthly revenue per unit/bed (same store)	$2,969	$2,910	$2,827	$2,660	$2,516	$2,445

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data (in thousands):
Cash and cash equivalents	$77,682	$86,858	$56,468	$2,172	$1,067
Total assets	1,697,811	746,625	1,656,582	730,298	570,323
Total debt	754,301	371,037	1,044,736	290,483	171,236
Total stockholders’/owners’ equity	630,403	40,091	237,744	183,807	177,352

(1)	We have excluded the earnings (loss) per share data for the nine months ended September 30, 2005 and years ended December 31, 2004, 2003, 2002 and 2001. We believe these calculations are not meaningful to investors due to the different ownership and legal structures (e.g., corporation and limited liability companies) of the various entities prior to the combination transaction on September 30, 2005.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our “Selected Consolidated Historical Financial And Operating Data” and our consolidated and combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for more information. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Executive Overview
     As of December 31, 2005, we are the third largest operator of senior living facilities in the United States based on total capacity with over 380 facilities in 31 states and the ability to serve over 30,000 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. As of December 31, 2005, we operated 80 independent living facilities with 14,439 units/beds, 295 assisted living facilities with 12,529 units/beds, seven continuing care retirement communities, or CCRCs, with 3,005 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and one skilled nursing facility with 82 units/beds. The majority of our units/beds are located in campus settings or facilities containing multiple services, including CCRCs. As of December 31, 2005, our facilities were on average 89.8% occupied. We generate over 96% of our revenues from private pay customers, which limits our exposure to government reimbursement risk. In addition, we control all financial and operational decisions regarding our facilities through property ownership and long-term leases. As of December 31, 2005, we are in compliance with the financial covenants of our debt and lease agreements. We believe we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services. For the year ended December 31, 2005, 28.7% of our revenues were generated from owned facilities, 70.8% from leased facilities and 0.5% from management fees from facilities we operate on behalf of third parties and affiliates.
     We were formed in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra. BLC and Alterra have been operating independently since 1986 and 1981, respectively. Since December 2003, BLC and Alterra have been under the common control of Fortress. Fortress owns 43,407,000 shares, or over 65% of our common stock. On November 22, 2005, we completed our initial public offering of 12,732,800 shares of our common stock, including 8,560,800 primary shares, at $19.00 per share, for which we received proceeds, after fees and expenses, of approximately $144.8 million.
     We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale, including those created by the BLC and Alterra combination. Given the size and breadth of our nationwide platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, CCRC and skilled nursing assets. Since January 2001, we have begun leasing or acquired the ownership or management 55 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 10,900 units/beds. In 2005, prior to our initial public offering, we acquired 15 senior living facilities with 4,077 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and two additional facilities with an aggregate of 422 units/beds, which were sold in the third quarter of 2005, one of which we continued to manage through January, 2006. Since our initial public offering, we have purchased or committed to purchase $743 million in senior housing assets representing 101 facilities with 9,015 units/beds.
     Our senior living facilities offer residents a supportive “home-like” setting, assistance with activities of daily living, or ADLs, and, in a few facilities, licensed skilled nursing services. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to “age-in-place” and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are burdened with care decisions for their elderly relatives.
     Our independent living facilities’ average resident is 83 years old and desires or needs a more supportive living environment. The average independent living resident resides in an independent living facility for 32 months. Many of our residents relocate to one of our independent living facilities in order to be in a metropolitan area that is closer to their adult children. Our assisted living facilities’ average resident is an 83 year old who requires assistance with two or three ADLs. 85% of our assisted living residents require medication management. The average assisted living resident resides in an assisted living facility for 22 months. Residents typically enter an assisted living facility due to a relatively immediate need for services that might have been triggered by a medical event or need. Our assisted living facilities consist of 75% traditional assisted living facilities and 25% memory care facilities.
     Overbuilding in the late 1990s in the senior living industry put downward pressure on the occupancy rates and the resident fees of certain senior living providers. The slowdown in construction and lack of construction financing since 1999 has led to a reduction in the supply of new units being constructed. Growing demand for senior living services has resulted in a recent trend towards increasing occupancy rates and resident fees for operators of existing facilities.
     Growing consumer awareness among seniors and their families concerning the types of services provided by independent and assisted living operators has further contributed to the opportunities in the senior living industry. Also, seniors possess greater financial resources, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and, due to strong national housing markets, the sale of private homes.
     Challenges in our industry include increased state and local regulation of the assisted living industry, which has led to an increase in the cost of doing business; the regulatory environment continues to intensify in the amount and types of laws and regulations affecting us, accompanied by an increase by state and local officials in enforcement thereof. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care, for our employees. Increases in the costs of utilities and real estate taxes will also have a negative impact on our financial results.
Formation Transactions
     We are a holding company formed in June 2005 for the purpose of combining, through a series of mergers, two leading senior living operating companies, BLC and Alterra. The combination of these two companies created a nationwide operating platform to grow our existing portfolio, realize economies of scale and add to our existing portfolio through strategic acquisitions of existing assets and/or senior living portfolios. In connection with the combination of BLC and Alterra, we negotiated new contracts for food, insurance and other goods and services and have and will continue to consolidate our corporate functions such as accounting, finance, human resources and legal, which are collectively expected to result in recurring operating and general and administrative expense savings, net of additional recurring costs expected to be incurred as a public company, of between approximately $13.0 million and $15.0 million per year. We began to realize these savings upon completion of the formation transactions in September 2005 and expect to realize the remainder before the end of 2006.
     In addition to the combination of BLC and Alterra, Fortress contributed the Prudential Portfolio to Alterra in exchange for membership interests in FEBC-ALT Investors and merged the Fortress CCRC Portfolio with and into a wholly-owned subsidiary of the Company in exchange for shares of our common stock. Alterra purchased the Prudential Portfolio to expand its western presence and to strengthen its overall financial position. These portfolios together consisted of 17 senior living facilities with an aggregate of 4,499 units, of which two facilities with an aggregate of 422 units/beds were sold on July 1, 2005 and September 14, 2005, for $2.5 million and $9.0 million, respectively, and the proceeds of which were contributed to us in the series of formation transactions described in “Business — History.” An affiliate of BLC managed one of these facilities through January 2006. All of the preceding were purchased in the second and third quarter of 2005 by affiliates of Fortress.
     As a holding company, we own 100% of the outstanding stock and membership interests of the operating companies of our business. The previous stockholders and members of the operating companies contributed their ownership interests to us in exchange for shares of our common stock. For financial reporting purposes, the Fortress entities that own the stock or membership interests in the operating companies are considered the control group as defined under paragraph 3 of EITF No. 02-5, “Definition of ‘Common Control’ in relation to FASB Statement No. 141.” Accordingly, the combined financial statements of the Predecessor Company reflect the historical cost of the operating companies. Upon the completion of the formation transactions on September 30, 2005, the non-controlling minority interests were accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141.
     As a result of these transactions we are the third largest operator of senior living facilities in the United States based on total capacity.
Segments
     We have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise’s decision makers use to make decisions about the enterprise’s operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Prior to September 30, 2005 (the date of the formation transactions described in “Business — History”) and presently, each of Brookdale Living, which includes BLC, the Fortress CCRC Portfolio and the Prudential Portfolio, and Alterra, had and has distinct chief operating decision makers, or CODMS. Each of our facilities are considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the CODMS to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, permits aggregation of operating segments that share all common operating characteristics (similar products and services, similar methods used to deliver or provide their products and services, and similar type and class of customer for their products and services) and similar economic characteristics (revenue recognition and gross margin). We believe that each of our 380 facilities provides similar services, delivers these services in a similar manner, and has common type and class of customer. In addition, all of our facilities recognize and report revenue in a similar manner. However, our individual facility gross margins vary significantly. Therefore, we have aggregated our segments based upon the lowest common economic characteristic of each of our facilities: gross margin. The CODMS allocate resources in large part based on margin and analyze each of the facilities as having either (1) less than 20% operating margins, (2) more than 20% operating margins but less than 40% operating margins, or (3) greater than 40% operating margins. The CODMS believe that the margin is the primary, most significant and most useful indicator of the necessary allocation of resources to each individual facility because it is the best indicator of a facility’s operating performance and resource requirements. Accordingly, our operating segments are aggregated into six reportable segments based on comparable operating margins within each of Brookdale Living and Alterra. We define our operating margin for each group of facilities as that group’s operating income divided by its revenue. Operating income represents revenue less operating expenses (excluding depreciation and amortization). See Note 14 to the consolidated financial statements.
     We also present a seventh reportable segment for management services because the economic and operating characteristics of these services are different from our facilities aggregated above.

     Brookdale Living. Our Brookdale Living group of facilities operates independent living facilities and CCRCs that provide a continuum of services, including independent living, assisted living, Alzheimer’s care, dementia care and skilled nursing care. Our facilities include rental facilities and three entrance fee facilities. We also provide various ancillary services to our residents, including extensive wellness programs, personal care and therapy services for all levels of care. Our facilities are large, often in campus or high-rise settings, with an average unit/bed capacity of 211units/beds. These facilities generally maintain high and consistent occupancy levels. We operate 64 facilities, with an aggregate capacity of 13,554 units/beds, representing approximately 45% of the total unit/bed capacity of our facilities.
     Alterra. Our Alterra group of facilities operates primarily assisted living facilities that provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer’s and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting. Our assisted living facilities target residents generally requiring assistance with two or three ADLs and are generally smaller than our Brookdale Living facilities, with an average unit/bed capacity of 44 units/beds. We operate 303 facilities, with an aggregate capacity of 13,251 units/beds, representing approximately 44% of the total unit/bed capacity of our facilities.
     Management Services. Our management services segment includes 16 facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. These 16 facilities have an aggregate capacity of 3,250 units/beds, representing approximately 11% of the total unit/bed capacity of our facilities.
Revenues
     We generate all of our revenues from resident fees, entrance fees and management fees. For the years ended December 31, 2005, 2004 and 2003, approximately 99.5% and 0.5%, 99.5% and 0.5% and 97.6% and 2.4% of our revenues were generated from resident fees and management fees, respectively. In addition, we generated a small amount of revenue from entrance fees during 2005, which accounted for less than 0.1% of our revenue during this period.
     We derive over 96% of our resident fees from private pay sources. Our resident fees are paid, on a monthly basis in advance, by residents, their families or other responsible parties, typically out of personal income, assets or other savings. As a result, economic downturns or changes in demographics, among other things, could impact our ability to charge and collect resident fees. Ancillary charges are billed in arrears.
     Resident Fees. We generate resident fee revenue on a monthly basis from each resident in each facility that we own and operate or lease and operate. The rates we charge are highly dependent on local market conditions and the competitive environment in which the facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any such pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. In addition, regulations governing assisted living facilities in several states stipulate that each resident must have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, a majority of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days’ notice. Our independent living facilities generally allow residents to terminate their leases upon the need for a higher level of care not provided at the facility or death. Upon termination of a lease, the resident is usually obligated to pay rent for the lesser of 60 days after he or she vacates the unit or until the unit is rented by another resident.
     On average, for the years ended December 31, 2005, 2004 and 2003, we generated resident fees of approximately $2,921, $2,827 and $2,660 per unit/bed per month, respectively, and approximately $786.7 million, $657.3 million and $217.2 million, respectively, in resident fee revenue. The increases were attributable to the leasing of 15 properties from Ventas during the first half 2004 and the integration of the Fortress CCRC and Prudential portfolios into our operations and increased revenue from the 347 facilities operated during both periods which includes the lease-up of four facilities.
     Entrance Fees. In three of our CCRC facilities, independent living residents pay an entrance fee upon moving into the facility in addition to a monthly fee. We have two types of entrance fee arrangements, as described below.
     In two of our facilities, a portion of the entrance fee is generally non-refundable and a portion is refundable. The non-refundable portion of the fee is initially recorded as deferred revenue and amortized to revenue over the estimated stay of the resident in the facility. The refundable portion of the fee is generally refundable upon the resale of the unit, or in certain agreements upon resale of a comparable unit or 12 months after the resident vacates the unit and is classified as current liabilities. Based on market conditions and resident preferences we periodically review our entrance fee arrangements to determine the amount of the fee and the allocation between the refundable and non-refundable portions.
     In one facility the entrance fee is refundable to the resident pro rata over a 67-month period. Accordingly, the fee is amortized to revenue over 67 months.
     For the years ended December 31, 2005 we received $5.2 million of entrance fees and refunded $2.7 million. We had no entrance fees prior to 2005. Of the amount received, $1.2 million is deferred and amortized and $30.7 million, including net obligations assumed in connection with the purchase, is refundable to the resident generally upon resale of the unit or a comparable unit.
     Management Fees. Management fees are monthly fees that we collect from owners of facilities for which we are the manager. Management fees typically range from 2.8% to 5.0% of the facility’s total gross revenues. All management fees are recognized as revenues when services are provided. For the years ended December 31, 2005, 2004 and 2003, we earned approximately $3.9 million, $3.5 million and $5.4 million, respectively, in management fee revenue. Management fee revenues have declined since 2003 primarily due to the lease of the 14 facilities from Ventas during the quarter ended March 31, 2004, that were previously managed by us, partially offset by the additional nine facilities for which we took over management in August and December 2004.
     The terms of our management agreements generally range from one to three years and can be cancelled by the property owners for cause, sale of the facility or upon 30 to 60 days’ notice at renewal.
Operating Expenses
     We classify our operating expenses into the following categories: (i) facility operating expenses, which include labor, food, marketing and other direct facility expenses, insurance and real estate taxes; (ii) general and administrative expenses, which primarily include the cost to staff and maintain our corporate headquarters, our regional and divisional operating infrastructure and other overhead costs; (iii) facility lease payments; and (iv) depreciation and amortization.
Alterra Reorganization
     In the second half of 2000, two issues emerged that had a materially adverse effect on Alterra’s liquidity. First, costs associated with operating Alterra’s residences, labor and liability insurance costs in particular, increased significantly in the second half of 2000. Labor costs increased due to an increase in demand for skilled nursing professionals and an overall low unemployment rate. The costs of obtaining liability insurance increased due to an increase in the number of professional liability claims. Second, due both to a generally unfavorable financing market for assisted living residences and the declining credit fundamentals at both the residence and corporate level, Alterra was unable to complete its anticipated financing transactions in 2000 and 2001. Declining credit fundamentals relates to a reduction in Alterra’s liquidity position and negative equity value caused by its inability to meet the projections in its business plan. These declining credit fundamentals and its assessment of future market conditions caused management to decide to reorganize its business under Chapter 11 (as discussed below). Throughout 2000 and 2001, Alterra sought to implement several strategic initiatives designed to strengthen its balance sheet and to enable management to focus on stabilizing and enhancing its core business operations. The principal components of these strategic initiatives included: (i) discontinuing its development activity; (ii) reducing its use of and reliance upon joint venture arrangements; (iii) reducing the amount of outstanding debt; and (iv) focusing on improving its cash flow.
     On January 22, 2003, Alterra filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. Alterra believed that its Chapter 11 Filing was an appropriate and necessary step to conclude its reorganization initiatives commenced in 2001.
     On November 26, 2003, the United States Bankruptcy Court for the District of Delaware entered an order confirming Alterra’s Second Amended Plan of Reorganization, or the Plan. Alterra executed an Agreement and Plan of Merger, or the Merger Agreement, with FEBC-ALT Investors pursuant to which FEBC-ALT Investors purchased 100% of the common stock of Alterra upon emergence from the Chapter 11 bankruptcy proceeding. FEBC-ALT Investors is a limited liability company with the following members: FIT-ALT Investor LLC, an affiliate of Fortress, or FIT-ALT Investor; Emeritus; NW Select; and certain members of our management. Prior to Alterra’s bankruptcy, there was no relationship between Alterra and Emeritus, NW Select or Fortress. However, Daniel R. Baty, an affiliate of Emeritus and NW Select, through his affiliates, participated in an investment in convertible debt of Alterra prior to the bankruptcy which was expunged in the bankruptcy proceedings. Pursuant to the Merger Agreement, FEBC-ALT Investors was capitalized with $76.0 million, including (i) a $15.0 million senior loan to FEBC-ALT Investors from an affiliate of Fortress Investment Trust II, or FIT II, a private equity fund, and (ii) $61.0 million of aggregate equity contributions. FIT II provided approximately 75% of the equity investment to FEBC-ALT Investors and was entitled to appoint a majority of the directors of Alterra. Emeritus and NW Select provided the remaining equity capital to FEBC-ALT Investors and each was entitled to appoint one director. The merger consideration was used to fund (i) costs of Alterra’s bankruptcy and reorganization and to provide for the working capital and other cash needs of Alterra and (ii) a distribution to the unsecured creditors. In connection with the execution of the Merger Agreement, Emeritus and FIT II delivered a Payment Guaranty to Alterra pursuant to which Emeritus and FIT II guaranteed up to $6.9 million and $69.1 million, respectively, of the merger consideration.
     Alterra emerged from bankruptcy on December 4, 2003, which we refer to as the Effective Date. Since FEBC-ALT Investors purchased Alterra in December 2003, a number of actions have been taken in an effort to resolve the issues which led to Alterra’s bankruptcy filing. These actions included, but were not limited to, (i) implementing the various strategic initiatives that were begun by management in 2000 and 2001 described above, (ii) selling or otherwise disposing of more than 200 facilities and vacant land parcels that either generated negative cash flow or were in non-strategic markets (with the proceeds from most of these sales being used to pay down existing debt or reduce other liabilities), and (iii) reducing recurring general and administrative expenses. We believe these initiatives have adequately addressed the problems that resulted in the bankruptcy.
     Prior to the execution of the Merger Agreement, Alterra was a publicly traded company. Public holders of Alterra’s common stock prior to Alterra’s bankruptcy received no payment or equity interest in exchange for their common stock following the company’s emergence from bankruptcy.
     Pursuant to the Merger Agreement, the maximum distribution to holders of unsecured claims was approximately $23.0 million (which includes payments pursuant to settlement agreements with holders of deficiency claims), which was to be adjusted pursuant to the Merger Agreement based on working capital and the cash requirements of the Plan through the Effective Date. Alterra has distributed all of the approximately $23.0 million. Certain liabilities deemed subject to compromise were subsequently repaid by Alterra, pursuant to the Plan.
     The working capital settlement between Alterra and the committee of unsecured creditors was finalized and approved by the Bankruptcy Court on December 29, 2004, for a total fixed distributable amount of $2.5 million. Through December 31, 2005, $1.0 million has been distributed. Payment of the remaining $1.5 million distributable amount was made on March 14, 2006, when all unsecured claims were determined and liquidated.
     On the Effective Date, Alterra adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position (SOP) 90-7, Financial Reporting

by Entities in Reorganization Under the Bankruptcy Code. For financial reporting purposes, Alterra adopted the provisions of fresh start accounting effective December 1, 2003. In accordance with the principles of fresh start accounting, Alterra adjusted its assets and liabilities to their fair values as of December 1, 2003. Alterra’s reorganization value was determined to be equal to the cash amount paid for all of the outstanding common stock of post-bankruptcy Alterra plus the post-emergence liabilities existing at the reorganization date of December 4, 2003. To the extent the fair value of its tangible and identifiable intangible assets, net of liabilities, exceeded the reorganization value, the excess was recorded as a reduction of the amount allocated to property, plant and equipment and intangible assets.
Acquisitions and Dispositions
     Our financial results are impacted by the timing, size and number of acquisitions, leases and sale-leasebacks we complete in a period. Since January 2001, the number of facilities we owned or leased increased by 43, which resulted in an increase of approximately 8,500 units/beds, for an aggregate purchase price or lease value of approximately $819.4 million (including two facilities held for sale, which were sold at no gain or loss on July 1, 2005 and September 14, 2005 for $2.5 million and $9.0 million, respectively). During this time period, we managed an additional 14 facilities with approximately 2,800 units/beds for a total of 57 facilities with approximately 10,900 units/beds that we began to own, lease or manage since January 2001.
     On February 28, 2006, we acquired two facilities in Orlando, Florida (114 units/beds) from Orlando Madison Ivy, LLC for an aggregate purchase price of $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage bearing interest at a variable rate of LIBOR plus 1.70%.
     On December 30, 2005, we completed the acquisition of all of the shares of capital stock of CMCP Properties Inc. from Capstead Mortgage Corporation, or Capstead. The purchase was structured as a stock transaction, at a total cost of $181 million, consisting of a $57.5 million cash payment and assumption of $119.8 million of debt. At closing we obtained a $30.0 million first mortgage loan against one of the facilities bearing interest at 6.085% payable interest only until February, 2011 and principal and interest thereafter until maturity in February, 2013 and we repaid an existing $19.0 million loan against the facility. In connection with the refinancing we incurred a loss on extinguishment of $2.5 million. The portfolio is comprised of six independent and assisted living facilities, containing a total of 1,394 units and is located in Florida, Georgia, Virginia, Ohio and Texas (the “CMCP Properties”). Subsidiaries of BLC have leased and operated the facilities since May 1, 2002.
     On December 22, 2005, we acquired four assisted living facilities (187 units/beds) from Merrill Gardens for an aggregate purchase price of $16.3 million. On November 30, 2005, we completed our acquisition of six facilities (237 units/beds) from Omega Healthcare Investors, Inc (“Omega”) pursuant to our exercise of a purchase option, for an aggregate purchase price of $20.4 million. These acquisitions were financed by $24.0 million of first mortgage financing bearing interest at LIBOR plus 1.70%.
     During the fourth quarter of 2004, we completed a sale-leaseback with Provident Senior Living Trust, or Provident, whereby we sold 68 facilities (which included 6,819 units/beds) to Provident for an aggregate sales price of $982.8 million and leased the facilities back through October 31, 2019 and December 31, 2019 with extension rights at our option. On June 7, 2005, Ventas announced that it had completed the acquisition of Provident pursuant to the terms of the Agreement and Plan of Merger, dated as of April 12, 2005, under which Provident was merged with and into a wholly-owned subsidiary of Ventas.
     During the first quarter of 2004, the limited partnerships that owned 14 facilities in which our subsidiaries had general and limited partnership interests sold these facilities to affiliates of Ventas for an aggregate sales price of $114.6 million. Ventas also acquired another facility from a third party in a separate transaction. Simultaneously with such sales, certain of our subsidiaries entered into agreements to lease the 15 facilities (which included 2,215 units/beds) from Ventas pursuant to either a master lease or individual leases (collectively, the Ventas Leases).
     Asset dispositions consist of facilities and land parcels previously identified during Alterra’s bankruptcy as non-core assets and facilities acquired in connection with the Fortress CCRC acquisition that have been classified as held for sale. For the years ended December 31, 2005, 2004 and 2003, we disposed of 5, 13 and 13 facilities and land parcels that included 543, 790 and 551 units/beds, respectively.
Financial Developments
     The following are certain changes in our financial results that have occurred or that we expect to occur in 2006 and beyond, as compared to our 2005 results.
     As a new public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company related to corporate governance, Securities and Exchange Commission, or SEC, reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In particular, we expect to incur significant incremental expenses associated with Sarbanes-Oxley Section 404 compliance documentation and remediation. In addition, as a New York Stock Exchange-listed company, we were required to establish an internal audit function, and did so, on an outsourced basis. As a result, we will incur additional cost associated with this function. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. We expect the legal, accounting and other expenses that we will incur as a public company to result in general and administrative costs of approximately $4.1 million in 2006 and approximately $2.5 million thereafter on an annual basis. We expect to fund these additional costs using cash flows from operations and from financing activities such as this offering and additional indebtedness, including availability under our expected lines of credit.
     As of December 31, 2005, our facilities were 89.8% occupied. We expect to maintain and increase these occupancy levels due to the projected demand for senior living services; however, there can be no assurance that we will maintain or increase this occupancy level or the resident fees we charge for our services. Due to the stable nature of our portfolio, we do not expect to add significant personnel to our facilities as occupancy increases; however, we are subject to wage and benefit cost increases as we strive to attract and retain skilled management and staff at our facilities. In addition, we are subject to increases in other operating expenses such as: real estate taxes, as the taxing authorities are under increasing pressure to raise revenues; utilities, as a result of the recent oil shortages and supply problems; and insurance costs.
     General and administrative costs have increased primarily due to the inclusion of Alterra in our operations, effective December 1, 2003, and the increase in the number of properties we own, lease and manage. During 2005, we purchased the Fortress CCRC Portfolio (eight facilities with 3,238 units/beds of which 817 are resident-owned cottages managed by us; we sold two of these facilities in the third quarter of 2005, one of which we continued to manage through January 2006), we purchased the Prudential Portfolio (nine facilities with 1,261 units/beds), we purchased six facilities (1,394/beds) from Capstead that we previously leased, we purchased four facilities (187 units/beds) from Merrill Gardens, and we purchased six facilities (237 units/beds) from Omega that we previously leased. These acquisitions, excluding the Capstead and Omega acquisitions, required us to add incremental corporate staff to oversee these facilities, and we expect to incur similar incremental and general and administrative costs in the future as we acquire additional senior housing facilities.
     Historically we have leased facilities under long-term leases. We intend to finance our future acquisitions primarily through a combination of traditional mortgage debt and equity and to reduce our use of sale-leaseback transactions. As a result, we expect the overall percentage of our revenues derived from our leased portfolio to decline. From a business standpoint, there is no fundamental difference in the way we manage the operations of our leased versus owned facilities, while from a financial standpoint, financing future acquisitions with traditional mortgage financing and equity is expected to generate more cash flow to distribute to our stockholders and the opportunity to generate additional proceeds from future refinancing opportunities.
     Due to the fact that we are an acquisition-focused company, as we evaluate operating companies and facilities for potential acquisition, we incur costs both internally and for various third parties’ assistance, including in connection with due diligence, negotiation and structuring of these acquisitions. These third party costs are capitalized once the acquisition is deemed probable. If an acquisition is abandoned, these costs will be expensed. If the acquisition is consummated, these third party costs will be capitalized as a part of the total purchase price.
Results of Operations
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of the Fortress CCRC, Prudential, Capstead, Omega and Merrill Gardens Portfolios into our operations effective April, June/July, November and December 2005, respectively. Brookdale Senior Living Inc. completed its formation transaction on September 30, 2005. Results prior to that date represent the combined operations of Brookdale Facility Group (“Predecessor Company”). For comparative purposes the three months ended September 30, 2005, and nine months ended September 30, 2005, have been aggregated for the year ended December 31, 2005 presentation ($ in 000’s):

	Brookdale
	Senior	Brookdale Facility Group
	Living Inc.	(Predecessor Company)
	For Period October	For the Period
	1, 2005 to December	January 1, 2005 to
	31,	September 30,			Increase	% Increase
Statement of Operations Data:	2005	2005	2005	2004	(Decrease)	(Decrease)
Revenue
Resident fees:
Brookdale Living:
Less than 20% operating margin	$13,685	$29,903	$43,588	$17,475	$26,113	149.4%
20% - 40% operating margin	30,299	102,269	132,568	86,290	46,278	53.6%
Greater than 40% operating margin	60,251	129,228	189,479	159,844	29,635	18.5%

Total	104,235	261,400	365,635	263,609	102,026	38.7%

Alterra:
Less than 20% operating margin	7,904	38,773	46,677	52,267	(5,590)	(10.7%)
20% - 40% operating margin	38,045	153,973	192,018	179,857	12,161	6.8%
Greater than 40% operating margin	61,676	120,709	182,385	161,594	20,791	12.9%

Total	107,625	313,455	421,080	393,718	27,362	6.9%

Total resident fees	211,860	574,855	786,715	657,327	129,388	19.7%
Management fees	1,187	2,675	3,862	3,545	317	8.9%

Total revenue	213,047	577,530	790,577	660,872	129,705	19.6%

Expenses
Facility operating:
Brookdale Living:
Less than 20% operating margin	11,836	26,176	38,002	15,225	22,777	149.6%
20% - 40% operating margin	20,560	69,778	90,338	59,682	30,656	51.4%
Greater than 40% operating margin	29,598	65,423	95,021	83,737	11,284	13.5%

Total	61,984	161,377	223,361	158,644	64,717	40.8%

Alterra:
Less than 20% operating margin	7,219	34,999	12,218	46,593	(4,375)	(9.4%)
20% - 40% operating margin	25,974	104,190	130,164	122,060	8,104	6.6%
Greater than 40% operating margin	31,928	66,216	98,144	87,872	10,272	11.7%

Total	65,121	205,405	270,526	256,525	14,001	5.5%

Total facility operating expenses	127,105	366,782	493,887	415,169	78,718	19.0%
Lease expense	48,487	140,852	189,339	99,997	89,342	89.3%
General and administrative	27,690	54,006	81,696	43,640	38,056	87.2%
Depreciation and amortization	19,022	30,861	49,883	52,307	(2,424)	(4.6%)

Total operating expenses	222,304	592,501	814,805	611,113	203,692	33.3%

Income from operations	(9,257)	(14,971)	(24,228)	49,759	(73,987)	(148.7%)
Interest income	1,588	2,200	3,788	637	3,151	494.7%
Interest expense: Debt	(12,809)	(33,439)	(46,248)	(63,634)	17,386	(27.3%)
Change in fair value of derivatives	(88)	4,080	3,992	3,176	816	25.7%
Gain on extinguishment of debt	(3,543)	(453)	(3,996)	1,051	(5,047)	(480.2%)
Equity in earnings (loss) of unconsolidated ventures, net of minority interests	(197)	(641)	(838)	(931)	93	(10.0%)
Other	—	—	—	(114)	114	N/A

Loss before income taxes	(24,306)	(43,224)	(67,530)	(10,056)	(57,474)	571.5%
(Provision) benefit for income taxes	(150)	247	97	(11,111)	11,208	(100.9%)

Income loss before minority interest	(24,456)	(42,977)	(67,433)	(21,167)	(46,266)	(218.6%)
Minority interest	—	16,575	16,575	11,734	4,841	41.3%

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(24,456)	(26,402)	(50,858)	(9,433)	(41,425)	(439.1%)
Discontinued operations	—	(128)	(128)	(361)	233	64.5%

Net loss	$(24,456)	$(26,530)	$(50,986)	$(9,794)	$(41,192)	(420.6%)

Selected Operating and Other Data:
Number of facilities (at end of period).	383	380	383	367	16	4.4%
Total units/beds operated(1)	30,055	30,048	30,055	26,208	3,847	14.7%
Owned/leased facilities units/beds	26,805	26,618	26,805	22,540	4,265	18.9%
Owned/leased facilities occupancy rate:
Period end	89.8%	88.9%	89.6%	89.4%	0.2%	0.0%
Weighted average	89.4%	88.5%	88.9%	87.4%	1.5%	1.7%
Average monthly revenue per unit/beds(2)	$3,062	$2,972	$2,991	$2,827	164	5.8%

	Brookdale
	Senior	Brookdale Facility Group
	Living Inc.	(Predecessor Company)
	For Period October	For the Period
	1, 2005 to December	January 1, 2005 to
	31,	September 30,			Increase	% Increase
Statement of Operations Data:	2005	2005	2005	2004	(Decrease)	(Decrease)
Selected Segment Operating and Other
Data
Brookdale Living:
Number of Facilities (period end)	64	64	64	49	15	30.6%
Total Units/beds	13,554	13,554	13,554	9,476	4,078	43.0%
Occupancy Rate:
Period end	91.0%	90.3%	91.0%	92.8%	(1.8%)	(1.9%)
Weighted average	90.9%	91.1%	91.0%	91.5%	(0.5%)	(0.1%)
Average monthly rate per unit/bed(2).	$3,002	$2,857	$2,887	$2,655	$232	8.7%
Alterra:
Number of Facilities (period end)	303	299	303	299	4	1.3%
Total Units/beds	13,251	13,064	13,251	13,064	187	1.4%
Occupancy Rate Period end	88.2%	87.5%	88.2%	86.9%	1.3%	1.5%
Weighted average	88.0%	86.7%	87.2%	84.4%	2.8%	3.3%
Average monthly rate per unit/bed(2).	$3,122	$3,076	$3,088	$2,976	$112	3.8%
Managed:
Number of Facilities (period end)	16	17	16	19	(3)	(15.8%)
Total Units/beds	3,250	3,430	3,250	3,668	(418)	(11.4%)
Occupancy Rate(3):
Period end	88.4%	89.9%	88.4%	79.8%	8.6%	10.8%
Weighted average	87.5%	89.7%	84.5%	84.6%	(0.1%)	0.0%
Average monthly rate per unit/beds(2)	$2,246	$2,286	$2,225	$2,581	$(356)	(13.8%)

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues divided by occupied units/beds at the end of the period averaged over the respective period presented.

(3)	Includes facilities managed by us but excludes Town Village Oklahoma City, which is under development and was sold January, 2006.
Revenues
     Total revenues increased primarily due to increased resident fees of approximately $129.4 million, or 19.7% and an increase in management fees of $0.3 million, or 8.9%.
Resident fee revenue
     Resident fees increased by approximately $39.0 million, or 5.9%, at the 347 facilities we operated during both periods which includes the lease-up of four facilities. The remaining increase in resident fee revenue was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens facilities into our operations effective April, June/July, and December 2005, respectively.
     Brookdale Living revenue increased $102.0 million, or 38.7%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens facilities into our operations effective April, June/July and December 2005, respectively, and the 15 facilities leased from Ventas in January through March and May 2004. The inclusion of these facilities offset increases in occupancy and average rate for the 34 facilities operated in the same period in the prior year. The Fortress CCRC Portfolio has a lower average rate as the independent living units/beds at three facilities charge an entrance fee which is deferred and amortized over the expected stay of the resident.
     Alterra revenue increased $27.4 million, or 6.9%, primarily due to a 2.8% increase in average occupancy and a 3.8% increase in average monthly rent per unit/bed.

Management fee revenue
     Management fee revenue increased over this period primarily due to the addition of nine new management agreements entered during the second half of 2004 and an early termination fee of $0.3 million received relating to a facility we no longer manage due to its sale, offset by the 14 properties leased from Ventas that were previously managed by us for a portion of the first quarter of 2004.
Operating Expenses
     The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $78.7 million, or 19.0%; (ii) general and administrative expenses increased $38.1 million, or 87.2%; (iii) lease expenses increased $89.3 million, or 89.3%; and (iv) depreciation and amortization expenses decreased $2.4 million, or 4.6%.
     Explanations of significant variances noted in individual line-item expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are as follows:
•	Of our increased facility operating expenses, $11.4 million, or 14.5% of the increase, was attributable to the 347 facilities we operated during both periods. The remaining increase was primarily due to increases in salaries, wages and benefits, the operations from the 15 facilities that we leased from Ventas, and the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and Merrill Gardens facilities into our operations effective April, June/July, and December 2005, respectively.

Brookdale Living facility operating expenses increased $64.7 million, or 40.8%, primarily due to the addition of the Fortress CCRC Portfolio and the Prudential Portfolio into our operations effective April and June/July 2005, respectively. The balance was primarily due to increases in salaries, wages and benefits.

Alterra facility operating expenses increased $14.0 million, or 5.5%, primarily due to increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents and net of a non-cash benefit of $4.7 million related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

•	General and administrative expenses increased $38.1 million, or 87.2%, primarily as a result of the $12.5 million of merger and integration costs in connection with our formation in September 2005 which includes $6.6 million of bonuses to reimburse key management for their Federal and state income taxes in connection with our restricted stock grant, non-cash compensation expense of $22.7 million as a result of the restricted stock grant and our adoption of SFAS No. 123R, an increase in salaries, wages and benefits, an increase in the number of employees in anticipation of and in connection with the addition of nine new management agreements and the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens facilities into our operations effective April, June/July and December 2005, respectively. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 5.4% and 6.0% for the years ended December 31, 2005 and 2004, respectively, calculated as follows ($ in 000’s):

	Year Ended
	December 31,
	2005	2004
Combined resident fee revenues	$786,715	$657,327
Resident fee revenues under management	77,375	64,191

Total	$864,090	$721,518

General and administrative expenses (excluding merger and integration expenses, non-cash stock compensation expense and bonuses in connection with the restricted stock grant totaling $35.2 million in 2005)	$46,504	$43,640

General and administrative expenses as of % of total revenues	5.4%	6.0%

•	Lease expense increased $89.3 million, or 89.3%, primarily due the addition of 15 operating leases executed during the first half of 2004 for the Ventas facilities, and the addition of 68 operating leases executed during the fourth quarter 2004 for the Provident facilities, including $23.8 million of additional straight-line rent expense, partially offset by $7.9 million of additional deferred gain amortization.

•	Total depreciation and amortization expense decreased by $2.4 million, or 4.6%, primarily due to sale-leaseback arrangements entered into with respect to the 68 facilities sold and leased back from Provident in the fourth quarter of 2004 and fully depreciated lease intangibles as of December 31, 2004 from the 5 Variable Interest Entities, or VIE’s consolidated as of December 31, 2003, partially offset by increased depreciation and amortization on the step-up in minority interest recorded in connection with the initial public offering, increased capital expenditures and leasehold improvements and the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens facilities into our operations effective April, June/July and December 2005, respectively.

•	Interest income increased $3.2 million, or 494.7%, primarily due to an increase in cash and cash equivalents invested from our initial public offering, Provident transaction proceeds, and increased lease security deposits.

•	Interest expense decreased $18.2 million, or 30.1%, primarily due to approximately $433.6 million of our debt that was assumed by Provident or repaid using proceeds from the sale-leaseback arrangements in the fourth quarter of 2004, partially offset by the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens facilities into our operations effective April, June/July and December 2005, respectively, and increased interest rates on floating-rate debt. This increase was partially offset by a $0.8 million decrease in the fair value liability of the interest rate swaps from December 31, 2004 to December 31, 2005.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
     The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our combined financial statements and the notes thereto, which are included herein ($ in 000’s). Our results reflect the inclusion of Alterra in our operations effective December 1, 2003.

			Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Statement of Operations Data:
Revenue
Resident fees:
Brookdale Living:
Less than 20% operating margin	$17,475	$6,719	10,756	160.1%
20% - 40% operating margin	86,290	67,879	18,411	27.1%
Greater than 40% operating margin	159,844	109,836	50,008	45.5%

Total	263,609	184,434	79,175	42.9%

Alterra:
Less than 20% operating margin	52,267	5,744	46,523	809.9%
20% - 40% operating margin	179,857	15,814	164,043	1,037.3%
Greater than 40% operating margin	161,594	11,224	150,370	1,339.7%

Total	393,718	32,782	360,936	1,101.0%

Total resident fees	657,327	217,216	440,111	202.6%
Management fees	3,545	5,368	(1,823)	(34.0)%

Total revenues	660,872	222,584	438,288	196.9%

Expenses
Facility operating:
Brookdale Living:
Less than 20% operating margin	15,225	6,381	8,844	138.6%
20% - 40% operating margin	59,682	47,227	12,455	26.4%
Greater than 40% operating margin	83,737	56,821	26,916	47.4%

Total	158,644	110,429	48,215	43.7%

Alterra:
Less than 20% operating margin	46,593	5,452	41,141	754.6%
20% - 40% operating margin	122,060	11,013	111,047	1,008.3%
Greater than 40% operating margin	87,872	6,225	81,647	1,311.6%

Total	256,525	22,690	233,835	1,030.6%

Total facility operating expenses	415,169	133,119	282,050	211.9%
Lease expense	99,997	30,744	69,253	225.3%
General and administrative	43,640	15,997	27,643	172.8%
Depreciation and amortization	52,307	22,480	29,827	132.7%

Total operating expenses	611,113	202,340	408,773	202.0%

Income from operations	49,759	20,244	29,515	145.8%
Interest income	637	14,037	(13,400)	(95.5)%
Interest expense:
Debt	(63,634)	(25,106)	(38,528)	(153.5)%
Change in fair value of derivatives	3,176	—	3,176	N/A
Loss from sale of properties	—	(24,513)	24,513	100.0%
Gain on extinguishment of debt	1,051	12,511	(11,460)	(91.6)%
Equity in earnings (loss) of unconsolidated ventures, net of minority interests	(931)	318	(1,249)	(392.8)%
Other	(114)	—	(114)	N/A

Loss before income taxes	(10,056)	(2,509)	(7,547)	(300.8)%
(Provision) benefit for income taxes	(11,111)	(139)	(10,972)	(7,893.5)%

Income (loss) before minority interest	(21,167)	(2,648)	(18,519)	(699.4%)
Minority interest	11,734	1,284	10,450	813.9%

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(9,433)	(1,364)	(8,069)	(591.6)%
Discontinued operations	(361)	(322)	(39)	(12.1%)
Cumulative effect of change in accounting principle, net of income taxes of $4,460	—	(7,277)	7,277	100.0%

Net loss	$(9,794)	$(8,963)	$(831)	(9.3)%

Selected Operating and Other Data:
Number of facilities (at end of period)	367	359	8	2.2%
Total units/beds operated(1)	26,208	24,423	1,785	7.3%
Owned/leased facilities units/beds	22,540	20,324	2,216	10.9%
Owned/leased facilities occupancy rate:
Period end	89.4%	87.5%	1.9%	2.2%
Weighted average	87.4%	88.0%	(0.6)%	(0.7)%
Average monthly revenue per unit/beds(2)	$2,827	$2,660	$167	6.3%

			Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Selected Segment Operating and Other Data
Brookdale Living:
Number of Facilities (period end)	49	34	15	44.1%
Total Units/beds	9,476	7,260	2,216	30.5%
Occupancy Rate
Period end	92.8%	89.7%	3.1%	3.5%
Weighted average	91.5%	91.8%	(0.3)%	—
Average monthly rate per unit/bed(2)	$2,655	$2,720	$(65)	(2.4)%
Alterra:
Number of Facilities (period end)	299	299	n/a	n/a
Total Units/beds	13,064	13,064	n/a	n/a
Occupancy Rate
Period end	86.9%	85.4%	1.5%	1.8%
Weighted average	84.4%	86.4%	(2.0)%	(2.3)%
Average monthly rate per unit/bed(2)	$2,976	$2,848	$128	4.5%
Managed:
Number of Facilities (period end)	19	26	(7)	(26.9)%
Total Units/beds	3,668	4,099	(431)	(10.5)%
Occupancy Rate(3)
Period end	79.8%	89.2%	(9.4)%	(10.5)%
Weighted average	84.6%	83.6%	1.0%	1.2%
Average monthly rate per unit/bed(2)	$2,581	$2,263	$318	14.1%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues divided by occupied units/beds at the end of the period averaged over the respective period presented.

(3)	Includes facilities managed by us but excludes Town Village Oklahoma City, which is currently under development.
Revenues
     Total revenues increased primarily due to increased resident fees of $440.1 million, or 202.6%, the inclusion of Alterra into our operations for a full year following the Effective Date in December 2003, leasing of the 15 Ventas facilities in the first half of 2004 (14 of which were leased in the three months ended March 31, 2004 and one of which was leased on May 13, 2004), partially offset by a decrease in management fee revenue of $1.8 million, or 34.0%.
     Resident fee revenue
     Resident fees increased by $11.6 million, or 6.5%, at the 29 facilities we operated during both periods. The remaining increase was primarily due to the addition of Alterra into our operations for a full year following the Effective Date, the consolidation of the five facilities as of December 31, 2003 developed and managed by us pursuant to revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”) and an increase in resident fees resulting from the 15 facilities leased from Ventas in the first half of 2004.
     Brookdale Living revenue increased $79.2 million, or 42.9%, primarily due to the consolidation of the five facilities developed and managed by us pursuant to FIN 46R and the 15 facilities leased from Ventas in the first half of 2004.
     Alterra revenue increased $360.9 million, or 1,101.0%, due to the addition of Alterra in our results effective December 1, 2003.
     Management fee revenue
     Management fee revenue decreased over this period primarily due to the 14 properties leased from Ventas that were previously managed by us, partially offset by the additional nine facilities (which include 1,915 units/beds) for which we took over management in August and December 2004, and consolidation of five facilities developed and managed by us pursuant to FIN 46R at December 31, 2003.
Operating Expenses
     The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $282.1 million, or 211.9%; (ii) general and administrative expenses increased $27.6 million, or 172.8%; (iii) lease expenses increased $69.3 million, or 225.3%; and (iv) depreciation and amortization expenses increased $29.8 million, or 132.7%.
     Explanations of significant variances noted in individual line-item expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 are as follows:
•	Of our increased facility operating expenses, $4.6 million, or 1.6% of the increase, was attributable to the 29 facilities we operated during both periods. The remaining increase was primarily a result of the inclusion of Alterra into our operations for a full year following the Effective Date in December 2003, the consolidation of the five facilities pursuant to FIN 46R developed and managed by us and expenses associated with operating an additional 15 facilities leased from Ventas in the first half of 2004.

Brookdale Living facility operating expenses increased $48.2 million, or 43.7%, primarily due to the consolidation of the five facilities developed and managed by us pursuant to FIN 46R and the 15 facilities leased from Ventas in the first half of 2004.

Alterra facility operating expenses increased $233.8 million, or 1,030.6%, due to the inclusion of Alterra in our results, effective December 1, 2003.

•	General and administrative expenses increased $27.6 million, or 172.8%, primarily as a result of the inclusion of Alterra into our operations for a full year following the Effective Date in December 2003, and an increase in salaries, wages and number of personnel (due to wage and salary increases and an additional nine properties we managed during the second half of 2004). General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 6.0% and 4.9% for the years ended December 31, 2004 and 2003, respectively, calculated as follows ($ in 000’s):

	Year Ended
	December 31,
	2004	2003
Combined resident fee revenues	$657,327	$217,216
Resident fee revenues under management	64,191	108,320

Total	$721,518	$325,536

General and administrative expenses	$43,640	$15,997

General and administrative expenses as of % of total revenues	6.0%	4.9%

•	Lease expense increased $69.3 million, or 225.3%, primarily due to lease expense associated with a full year’s operation of Alterra following the Effective Date in December 2003, the addition of 15 operating leases executed during the first half of 2004 for the Ventas facilities, and the addition of 68 operating leases executed during the fourth quarter 2004 for the Provident facilities, including $3.5 million of additional straight-line rent expense, partially offset by $1.7 million of additional deferred gain amortization.

•	Total depreciation and amortization expense increased by $29.8 million, or 132.7%, primarily due to depreciation and amortization on Alterra’s owned facilities, taking into account a full year’s operation of Alterra following the Effective Date in December 2003, capital additions (including capital additions from 15 additional facilities leased from Ventas in 2004); the purchase of 15 facilities previously leased by us and the consolidation of five facilities pursuant to FIN 46R developed and managed by us at December 31, 2003.

•	Interest income decreased $13.4 million, or 95.5%, primarily due to the reduction in lease security deposits resulting from the purchase of 15 facilities in 2003 and one facility in 2002 that were previously leased by us.

•	Interest expense increased $35.4 million, or 140.8%, primarily due to the cost of servicing Alterra’s debt obligations for a full year following the Effective Date in December 2003, five facilities consolidated at December 31, 2003, pursuant to FIN 46R, and interest expense from 15 facilities purchased in 2003 and one facility purchased in 2002 that were previously leased by us. This increase was partially offset by a $3.2 million decrease in the fair value liability of the interest rate swaps from December 31, 2003 to December 31, 2004.
Liquidity and Capital Resources
     We had $77.7 million of cash and cash equivalents at December 31, 2005, excluding cash and investments — restricted and lease security deposits of $86.7 million. In addition, we had $2.6 million available under our credit facilities.
     As discussed below, we had a net decrease in cash and cash equivalents of $9.2 million for the year ended December 31, 2005.
     Net cash provided by operating activities was $16.9 million and $50.1 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $33.2 million was primarily due to the increase in lease expense as a result of the Provident sale-leaseback transactions completed in the fourth quarter of 2004, which was partially offset by improved operations and reduction in debt service as a result of the Provident transaction. Changes in current assets and current liabilities primarily relate to the timing of collections of resident fees and payment of operating expenses, including salaries and wages, real estate taxes and insurance.
     Net cash provided by (used in) investing activities was $(580.4) million and $524.7 million for the years ended December 31, 2005 and 2004, respectively. During the year ended December, 2005 we used $595.3 million to purchase the Fortress CCRC, Prudential, Capstead, Omega and Merrill Gardens Portfolios, respectively, and to fund capital improvements at our existing facilities. During the year ended December 31, 2004 we received $13.0 million in distributions and proceeds from the sale of the Grand Court partnerships’ facilities, $520.0 million in sale proceeds from the sale and leaseback of the Provident facilities and $24.0 million from the sale of property, plant and equipment, offset by a cash outflow of $38.0 million for additions to property, plant and equipment.
     Net cash provided by (used in) financing activities was $554.3 million and $(544.5) million for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, we received $151.8 million from issuance of common stock from our initial public offering, $522.8 million of net proceeds from debt primarily as a result of the debt incurred in connection with the purchase of the Fortress CCRC, Prudential, Capstead, Omega and Merrill Gardens Portfolios and refinancing of the five development facilities and $196.7 million of equity contributed by Fortress in connection with the purchase of the Fortress CCRC Portfolio and the Prudential Portfolio, partially offset by the repayment of $260.0 million of debt payment of a $20.0 million dividend to Fortress by Alterra and payment of a $14.4 million dividend in October 2005. During the year ended December 31, 2004, we used $312.4 million primarily to repay debt.
     To date we have financed our operations primarily with cash generated from operations, both short- and long-term borrowings and proceeds from our sale-leaseback transaction completed in the fourth quarter of 2004. We financed the acquisitions completed during fiscal year 2005 with long-term borrowings, equity contributed by Fortress, and proceeds from the initial public offering. In connection with the formation transactions Fortress contributed the Prudential Portfolio and the Fortress CCRC Portfolio to us in exchange for shares of our common stock.
     At December 31, 2005, we had $754.3 million of debt outstanding at a weighted-average interest rate of 6.53%, of which $0.1 million was due in the next 12 months. We had a $10.0 million line of credit, of which $7.4 million was used for letters of credit to secure our obligations under the Ventas lease, leaving an available balance of $2.6 million. In addition, in February 2006 we entered into a $330.0 million credit agreement, consisting of a $250.0 million term loan, a $20.0 million revolving loan, and a $60.0 million letters of credit commitment. See “New Credit Facility” below.
     Our liquidity requirements have historically arisen from, and we expect they will continue to arise from, working capital, general and administrative costs, debt service and lease payments, acquisition costs, employee compensation and related benefits, capital improvements and dividend payments. In the past, we have met our cash requirements for operations using cash flows from operating revenues, the receipt of resident fees and the receipt of management fees from third-party-managed facilities. In addition to using cash flows from operating revenues, we use available funds from our indebtedness and long-term leasing of our facilities to meet our cash obligations. Over 96% of our resident fee revenues are generated from private pay residents with less than 4% of our resident fee revenues coming from reimbursement programs such as Medicare and Medicaid. The primary use of our cash is for operating costs, which includes debt service and lease payments and capital expenditures. We currently estimate that our existing cash flows from operations, together with existing working capital, asset sales and the credit facility we recently entered into will be sufficient to fund our short-term liquidity needs. In addition to normal recurring capital expenditures of $12.6 million, net of reimbursements, we expect to spend approximately $15.4 million for major improvements at the six Fortress CCRC Portfolio and several existing Alterra facilities that we own. The source of these funds is the prior sale of two Fortress CCRC facilities for $11.5 million in the aggregate, before closing costs, during the third quarter of 2005 and cash on hand and generated from operations and financings. There can be no assurance that financing or refinancing will be available to us or available on acceptable terms.
     We expect to fund the growth of our business through cash flows from operations and cash flows from financing activities, such as equity offerings, and through the incurrence of additional indebtedness or leasing arrangements. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business. At December 31, 2005, we had approximately $77.7 million in cash and cash equivalents. We may incur additional indebtedness or lease financing to fund such acquisitions. In addition, we may incur additional indebtedness or lease financing to fund future dividends.
     Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our ability to acquire new facilities, general economic conditions and the cost of capital.
Cash Flows
     We had cash and cash equivalents of $77.7 million, $86.9 million and $56.5 million at December 31, 2005, 2004 and 2003, respectively. These amounts exclude cash and investments-restricted and lease security deposits totaling $86.7 million, $74.2 million and $61.6 million, respectively, escrowed pursuant to the terms of our indebtedness, leases, residency agreements and insurance programs. Restricted cash amounts are generally available to pay real estate taxes and insurance premiums, reimbursements of capital improvements and refundable tenant security deposits, and to collateralize our debt, lease and self-insured retention obligations.
     The increase in cash and cash equivalents at December 31, 2005 as compared to December 31, 2004 was primarily due to the following:
•	Net cash provided by operating activities for the year ended December 31, 2005 totaled approximately $16.9 million, compared to approximately $50.1 million for the year ended December 31, 2004, primarily due to increased facility lease expense related to the Provident sale-leaseback that occurred in the fourth quarter of 2004 partially offset by reduced interest expense for the properties related to the Provident sale-leaseback;

•	Net cash provided by (used in) investing activities for the year ended December 31, 2005 totaled approximately $(580.4) million, compared to approximately $524.7 million for the year ended December 31, 2004, primarily due to the 2005 purchase of the Fortress CCRC, Prudential, Omega and Merrill Gardens Portfolios compared to the 2004 sale leaseback of the Provident facilities, the proceeds of which were used to repay debt and to pay dividends, the 2004 sale of the Grand Court partnerships’ facilities, the proceeds of which were used to repay loans and amounts due from the partnerships and to pay distributions to the general and limited partners (of which we owned interests through our investment in GFB-AS Investors, LLC), and the release of cash from cash and investments-restricted; and

•	Net cash provided by (used in) financing activities for the year ended December 31, 2005 totaled approximately $554.3 million, compared to approximately $(544.5 million) for the year ended December 31, 2004, primarily due to the $151.8 million we received from issuance of common stock from our initial public offering, financing of the purchase of the Fortress CCRC, Prudential, Omega and Merrill Gardens Portfolios as compared to repayment of outstanding indebtedness related to the sale of properties and dividends in 2004.
     The increase in cash and cash equivalents at December 31, 2004 from December 31, 2003 was primarily due to the following:
•	Net cash provided by operating activities for the year ended December 31, 2004 totaled approximately $50.1 million, compared to approximately $34.1 million for the year ended December 31, 2003, primarily due to the inclusion of Alterra into our operations following the Effective Date in December 2003 and improved operations and partially offset by the consolidation of five facilities pursuant to FIN 46R, effective December 31, 2003, that were still in lease up and generating operating deficits;

•	Net cash provided by investing activities for the year ended December 31, 2004 totaled approximately $524.7 million, compared to approximately $105.9 million for the year ended December 31, 2003, primarily due to the receipt of proceeds from the Provident sale- leaseback transaction, partially offset by the inclusion of Alterra effective December 1, 2003; and

•	Net cash used in financing activities for the year ended December 31, 2004 totaled approximately $544.5 million, compared to approximately $85.7 million for the year ended December 31, 2003, primarily due to payment of a dividend of $304.6 million to our stockholders, of which $254.6 million was paid in connection with the Provident sale-leaseback in the fourth quarter 2004, and the repayment of approximately $312.4 million of outstanding indebtedness.
     The increase in cash and cash equivalents at December 31, 2003 from December 31, 2002 was primarily due to the following:
•	Net cash provided by operating activities for the year ended December 31, 2003 totaled approximately $34.1 million, compared to approximately $39.6 million for the year ended December 31, 2002, primarily due to the inclusion of Alterra into our operations following the Effective Date in December 2003, the purchase of three facilities in November 2002 that were previously managed by us and were still in lease up and generating operating deficits and additional interest expense related to stockholder loans;

•	Net cash provided by (used in) investing activities for the year ended December 31, 2003 totaled approximately $105.9 million, compared to approximately ($47.3 million) for the year ended December 31, 2002, primarily due to the receipt of proceeds from the sale of properties and additional receipts from cash and investments-restricted during 2003; and

•	Net cash (used in) provided by financing activities for the year ended December 31, 2003 totaled approximately ($85.7 million), compared to approximately $8.7 million for the year ended December 31, 2002, due to formation of our joint venture with Northwestern Mutual Life Insurance Co., or Northwestern, and repayment of outstanding indebtedness from the sale of two of the facilities to the joint venture and refinancing of the third facility during 2003.

New Credit Facility
     On February 10, 2006, we entered into a $330.0 million credit agreement (the “Credit Agreement”), consisting of a $250.0 million term loan, a $20.0 million revolving loan and a $60.0 million letters of credit commitment, with the several lenders from time to time parties thereto, Lehman Brothers Inc., as lead arranger, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., Citicorp North America, Inc., and LaSalle Bank National Association, as co-arrangers, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent. Concurrent with the Credit Agreement we terminated our existing line of credit.
     In connection with the Credit Agreement, we and certain of our subsidiaries (the “Guarantors”) made a Guarantee and Pledge Agreement (the “Guarantee and Pledge Agreement”) in favor of Lehman Commercial Paper Inc., as administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement, pursuant to which certain of the Guarantors guarantee the prompt and complete payment and performance when due by us of our obligations under the Credit Agreement and certain of the Guarantors pledge certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the Credit Agreement and under the guarantee. The pledged assets include, among other things, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing, all supporting obligations in respect of any of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing.
     The term loan under the Credit Agreement and the revolving loan and the letters of credit commitment is scheduled to expire on February 10, 2007. We have the option of requesting a six-month extension of any or all of the maturity or expiration dates.
     At our option, the term loan and the revolving loan bear interest at either (i) the greater of (a) the prime lending rate as set forth on the British Banking Association Telerate Page 5 plus a margin of 0.50% and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus a margin of 0.50%, or (ii) the Eurodollar rate plus a margin of 1.50%. In connection with the revolving loan and the letters of credit commitment, we will pay a commitment fee of 0.25% per annum on the average daily amount of undrawn funds. In connection with the term loan, we will pay a commitment fee of 0.125% of the average daily amount of undrawn funds so long as we draw less than $150.0 million, or 0.25% if we draw $150.0 million or more.
     The proceeds of the loans under the Credit Agreement shall be used to finance a portion of acquisitions of fee-simple and leasehold and stock ownership interests in senior housing real estate and to pay related fees and expenses and for general corporate purposes. The letters of credit shall be used for the purpose of securing the payment obligation of us which could properly be paid from the proceeds of the loans.
     The Credit Agreement contains typical representations and covenants for loans of this type. A violation of any of these covenants could result in a default under the Credit Agreement, which would result in termination of all commitments and loans under the Credit Agreement and all other amounts owing under the Credit Agreement and other loan and lease agreements to become immediately due and payable.

Contractual Commitments
     The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2005.

	Total	2006	2007	2008	2009	2010	Thereafter
	($ in 000’s)
Contractual Obligations:
Long-term debt(1)	$754,301	$132	$71,233	$150,025	$17,851	$129,997	$385,063
Capital lease obligations(1)	99,667	7,944	7,944	7,944	7,944	7,944	59,947
Operating lease obligations(2)	2,508,516	162,129	165,183	167,543	170,455	173,702	1,669,504
Purchase obligations(3)	1,438	956	438	44	—	—	—

Total	$3,363,922	$171,161	$244,798	$325,556	$196,250	$311,643	$2,114,514

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2005 rate.

(2)	Reflects future cash payments after giving effect to lease escalators and assumes payments on variable rate instruments at the December 31, 2005 rate.

(3)	Represents minimum purchase commitments pursuant to contracts with suppliers.
Company Indebtedness, Long-term Leases and Hedging Agreements
Indebtedness
     As of December 31, 2005, 2004 and 2003, our outstanding property-specific debt was approximately $754.3 million, $371.1 million and $1029.3 million, respectively. The increase from December 31, 2004 to December 31, 2005 was primarily due to debt incurred to fund the acquisition of the Fortress CCRC, Prudential, Capstead, Omega and Merrill Gardens Portfolios and the refinancing of our $182.0 million Guaranty Bank loan, partially offset by scheduled principal payments and repayment of debt from the proceeds of our initial public offering. The decrease from December 31, 2003 to December 31, 2004, was primarily due to the assumption by Provident of approximately $483.3 million of indebtedness, including first mortgage loans, mezzanine loans and an unsecured line of credit, in connection with the Provident sale-leaseback and net repayment of approximately $232.5 million of indebtedness, including $19.4 million of loans to the members of Fortress Brookdale Acquisition LLC.
     On February 10, 2006, we entered into a new Credit Agreement. See “New Credit Facility” above.
     We had an unsecured line of credit of $23.5 million at December 31, 2005, of which $13.5 million was restricted for certain letters of credit and bore interest at the prime rate plus 1.00%. Of the balance, $7.4 million was in the form of outstanding letters of credit for a security deposit under leases with Ventas, which left an available balance of $2.6 million. As of December 31, 2005, we had no outstanding borrowings (excluding letters of credit) on our unsecured line of credit. In connection with the Credit Agreement we terminated our line of credit.
     On March 30, 2005, we refinanced the construction loans secured by five facilities with new construction loans in the aggregate amount of $182.0 million, bearing interest at 30-day LIBOR plus 3.05% to 5.60% (with a weighted average of 3.50%), payable in monthly installments of interest only through the maturity of April 1, 2008. The loans can be extended for two additional one-year terms (subject to certain performance covenants and payment of an annual extension fee of 0.25% of the amount outstanding). Upon completion of our initial public offering, we repaid $32.0 million of this loan that bore interest at LIBOR plus 5.60%. The remaining loan bears interest at LIBOR plus 3.05%.
     We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and our lease security deposits with $42.3 million and $6.6 million, respectively, of cash and letters of credit at December 31, 2005.

     As of December 31, 2005, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.
Long-term Leases
     We have historically financed our acquisitions and current portfolio with a combination of mortgage financing and long-term leases. During 2004, we entered into two long-term leases with Ventas and Provident (which was acquired by Ventas in June 2005). In connection with the leases, we substantially reduced our outstanding debt during 2004 by $483.3 million. Our strategy going forward is to finance acquisitions through traditional mortgage financing of up to 65% of the cost of a facility, with the balance in the form of our equity. The source of equity is expected to be from current cash and cash equivalents, cash generated from operations, lines of credit, refinancing of our existing facilities, joint ventures or additional equity offerings.
     As of December 31, 2005, we have 295 facilities under long-term leases. Our lessors invested a total of $1,705.6 million in the facilities we lease from them. The leased facilities are generally fixed rate leases with annual escalators that are either fixed or tied to the consumer price index.
     The following two leases have or had a floating-rate debt component built into the lease payment:
     We acquired the Chambrel portfolio from Capstead on December 30, 2005. Prior to the acquisition, the Chambrel portfolio lease payment was a pass through of debt service, which includes $100.8 million of floating rate tax-exempt debt that is credit enhanced by Fannie Mae and subject to interest rate caps at 6.0% and $18.9 million of fixed rate debt, and a stated equity return subject to annual escalation based on the CPI.
     The Brookdale Provident leases contain $109.7 million of variable rate mortgages, which includes $80.0 million of floating-rate tax-exempt debt that is credit enhanced by Freddie Mac. The payments under the lease are subject to interest rate caps with a weighted-average rate of 6.39%. $24.5 million is hedged by an interest rate swap of 4.4% and the balance of $5.2 million is unhedged and matures in May 2006.
     For the year ended December 31, 2005, our minimum annual lease payments for our capital and financing leases and operating leases was $8.0 million and $173.5 million, respectively. This amount excludes the straight-line rent expense associated with our annual escalators and the amortization of the deferred gains recognized in connection with the sale-leasebacks.
     For the year ended December 31, 2004, our minimum annual lease payments for our capital and financing leases and operating leases was $7.9 million and $169.3 million, respectively. This amount excludes the straight-line rent expense associated with our annual escalators and the amortization of the deferred gains recognized in connection with the sale-leasebacks.
     As of December 31, 2005, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge debt coverage.
Hedging
     We had one interest rate swap agreement with Firstar Bank, N.A. (now doing business as US Bank Corp.) that converts $37.3 million of its floating-rate construction debt to a fixed-rate basis of 5.19% through maturity on April 1, 2005. This interest rate swap agreement was designated as a fair value hedge. The market value of the fair value hedge at December 31, 2004 was a liability of $0.2 million, which is included in other current liabilities.
     We had four 10-year forward interest rate swaps with LaSalle Bank, N.A. to fix $97.3 million of future mortgage debt at 7.03%-7.325% with maturity dates ranging from August 2012 to March 2013. In May 2004, we extended the termination dates of these swaps to June 2006. The terms of the forward interest rate swaps required us to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The fair value of the forward interest rate swaps at December 31, 2004 was a liability of $17.9 million. Included in cash and investments-restricted at December 31, 2004 is a deposit of $8.0 million to collateralize our swap obligations.

     On March 30, 2005, we terminated our four 10-year forward interest rate swaps and incurred a termination payment of $15.8 million, including accrued interest of $1.7 million, which was funded by a $10.0 million unsecured loan bearing interest payable monthly at prime plus 1% and principal payable in quarterly installments of $500 commencing July 1, 2005 and maturing March 31, 2007. The loan was repaid in November 2005 from the proceeds of our initial public offering.
     We had interest rate caps with notional amounts of approximately $62.3 million and approximately $15.0 million and strike prices of 6.35% and 6.58% that expired at June 1, 2009 and December 1, 2004, respectively. The interest rate caps were assigned to Provident in October 2004. Pursuant to the terms of our lease with Provident, the floating rate adjustment we are required to pay is limited to the rate under the assumed interest rate caps.
     In connection with the funding of $182.0 million of loans secured by five facilities on March 30, 2005, we entered into interest rate swaps for a notional amount of $182.0 million to hedge the floating rate debt and lease payments where we pay an average fixed rate of 4.64% and receive 30-day LIBOR from the counterparty. The interest rate swaps are comprised of a $145.0 million notional amount for seven years and a $37.0 million notional amount for three years. In connection with the swaps, we posted approximately $2.3 million as cash collateral with the counterparty, which was returned in March 2006, and are required to post additional cash collateral based on changes in the fair value of the swaps. The swaps are recorded as cash flow hedges. Upon completion of our initial public offering, we repaid the $32.0 million series B portion of the $182.0 million loan.
     On March 28, 2005, we entered into a seven-year $70.0 million interest rate swap with Merrill Lynch Capital Services, Inc., to hedge Alterra’s $72.2 million floating rate debt, pursuant to which we pay a fixed rate of 4.70% and receive 30-day LIBOR. The swap is treated as a cash flow hedge.
     In March 2005, in connection with the acquisition of the Prudential Portfolio, we entered into a $170.0 million five-year forward interest rate swap with Merrill Lynch Capital Services Inc. to hedge the anticipated floating-rate debt under which we paid 4.6375% and received 30-day LIBOR from the counterparty. In connection with the acquisition of eight facilities in June 2005 and one facility in July 2005, we obtained fixed-rate debt and terminated $151.0 million and $19.0 million of the forward interest rate swap and paid $2.4 million and $0.2 million, respectively. The termination of the loan is recorded as a component of other comprehensive loss and amortized as additional interest expense over the term of the debt.
     In connection with the purchase of the Chambrel portfolio we assumed interest rate caps with an aggregate notional amount of $100.8 million, a strike price of 6.0% and a maturity date of November/December 2007.
     In December 2004, in connection with the acquisition of the Fortress CCRC Portfolio, we entered into a $120.0 million three-year forward interest rate swap of which $12.0 million is amortizing to hedge floating-rate debt where we pay 3.615% and receive 30-day LIBOR from the counterparty. In connection with the acquisition, we obtained $105.8 million of first mortgage debt. Accordingly, $105.8 million of the interest rate swap is treated as a cash flow hedge with fair value adjustments recorded as a component of other comprehensive income in the combined balance sheet and $2.2 million is marked to market and recorded as an adjustment to income. In December 2005, we redesignated $12.0 million of the forward interest rate swap to our Omega Portfolio debt, this swap was recorded as a cash flow hedge.
     At December 31, 2005, we had interest swaps with an aggregate notional amount of $370.0 million and a fair value of $4.0 million.
     In February 2006, we entered into five-year forward interest rate swaps in the aggregate notional amounts of $283.3 million whereby we pay an average fixed rate of 4.97% and receive 30-day LIBOR from the counterparty.
Impacts of Inflation
     Resident fees for the facilities we own or lease and management fees from facilities we manage for third parties are our primary source of revenue. These revenues are affected by the amount of monthly resident fee rates and facility occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse affect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. At December 31, 2005, approximately $561.7 million of our indebtedness and lease payments bore interest at floating rates. We have mitigated $550.9 million of our exposure to floating rates by using $370.0 million of interest rate swaps and $180.9 million of interest rate caps under our lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such debt.
Application of Critical Accounting Policies and Estimates
     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our combined results of operations or financial condition. We have identified the following critical accounting policies that affect significant estimates and judgments.
Self-Insurance Liability Accruals
     We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed facilities under a master insurance program, our current policy provides for deductibles of $1.0 million for each and every claim. As a result, we are effectively self-insured for most claims. In addition, we maintain a self-insured workers compensation program (with excess loss coverage above $0.5 million per individual claim) and a self-insured employee medical program (with excess loss coverage above $0.2 million to $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.
Tax Valuation Allowance
     We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2005 and 2004, we have a valuation allowance against deferred tax assets of approximately $47.5 million and $89.3 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in either income or as an adjustment to Goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting
     We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2005, we operated 295 facilities under long-term leases with $1,639.3 million of operating and $66.3 million of capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facility and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Facilities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For facilities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.
     One of our leases provide for various additional lease payments based on changes in the interest rates on the debt underlying the lease. All of our leases contain fixed or formula based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, we recognize all rent-free or rent holiday periods in operating leases on a straight-line basis over the lease term, including the rent holiday period.
Allowance for Doubtful Accounts
     Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $3.0 million and $2.9 million as of December 31, 2005 and 2004, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.
Long-lived Assets and Goodwill
     As of December 31, 2005, 2004 and 2003, our long-lived assets were comprised primarily of $1,408.7 million, $523.6 million and $1,395.3 million, respectively, of property, plant and equipment. In accounting for our long-lived assets, other than goodwill, we apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Goodwill associated with the step-up was allocated to the carrying value of each facility and included in our application of the provisions of SFAS No. 142. Beginning January 1, 2002, we accounted for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2005 and 2004, we had $65.6 million and $9.0 million, respectively, of goodwill.
     In determining the allocation of the purchase price of facilities to net tangible and identified intangible assets acquired, we make estimates of the fair value of the tangible and intangible assets using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. We allocate a portion of the purchase price to the value of leases acquired based on the difference between the facility valued with existing leases adjusted to market rental rates and the facility valued as if vacant.
     The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed cap and discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. Future events may indicate differences from management’s current judgments and estimates, which could, in turn, result in impairment. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, differences in projected occupancy rates and changes in the cost structure of existing communities.
Recently Issued Accounting Pronouncements
SFAS No. 123, Share-Based Payment
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. For all companies, this Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of stock awards after the grant date must be recognized. This Statement will be effective for us as of January 1, 2006, although early adoption is permitted. We adopted SFAS 123R in connection with our initial stock compensation grant of restricted stock effective August 2005. We recorded initial compensation expense of $18.5 million, based on an offering price of $19.00 per share, for the vested shares from the date of grant to the date of our initial public offering, and total compensation expense of $22.7 million was recorded as of December 31, 2005. In addition, we paid a cash bonus of $6.4 million to the grantees to reimburse them for their Federal and state taxes incurred on the grant.
EITF Issue No. 04-05, General Partner Controls a Limited Partnership
     In June 2005, the FASB issued EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (‘EITF 04-05”). EITF 04-05 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-05 effective January 1, 2006 and do not anticipate a significant impact on our consolidated financial statements.
FASB Interpretation No. 46, Consolidation of Variable Interest Entities
     In December 2003, the “FASB” issued FIN 46R. This Interpretation addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (“VIEs”) as defined in the Interpretation.
     We developed and manage five facilities for third-party entities, for which we have guaranteed certain debt obligations and have the right to purchase or lease the facilities. We evaluated our relationship with the entities that own the facilities pursuant to FIN 46R, and determined they are VIEs, of which we are the primary beneficiary. We elected to adopt FIN 46R as of December 31, 2003 and accordingly, consolidated the entities as of December 31, 2003 in the accompanying financial statements. On March 1, 2005, we obtained legal title to four of the VIEs (The Meadows of Glen Ellyn, The Heritage of Raleigh, Trillium Place and The Hallmark of Creve Coeur facilities). Additionally, on December 30, 2005 we obtained legal title to the Hallmark of Battery Park City. The five VIE’s were previously consolidated pursuant to FIN 46R. The legal acquisition of the facilities had minimal accounting impact.

Off-Balance Sheet Arrangements
     We have one joint venture, Brookdale Senior Housing, LLC, with an affiliate of Northwestern Mutual Life which owns and operates two facilities, The Heritage of Southfield, Southfield, Michigan (which includes 217 units/beds) and The Devonshire of Mt. Lebanon, Mt. Lebanon (Pittsburgh), Pennsylvania (which includes 218 units/beds). The venture partner made a first mortgage loan to a third facility owned by us, The Heritage at Gaines Ranch, Austin, Texas (which includes 208 units/beds) and the venture made a mezzanine loan of $12.7 million to the entity that owns the facility. Pursuant to the terms of the mezzanine loan, all net cash flow, including sale or refinancing proceeds, is payable to the venture. Pursuant to the terms of the venture agreements all net cash flow, including sale or refinancing proceeds, is distributed to the venture partner until it receives a 16% compounded return and then net cash flow is distributed 60% to the venture partner and 40% to us. Capital contributions, if any, are contributed 75% by the venture partner and 25% by us.
     We developed and managed eight facilities for a third party. In addition, we indemnified the owner for any federal or state tax liabilities associated with the ownership of the facilities. Three of the facilities were purchased in 2002 and in September 2003 they were sold or refinanced by the joint venture described above. As described above, effective December 31, 2003, the remaining five facilities (which include 1,104 units/beds) were consolidated in our financial statements pursuant to FIN 46R. Prior to purchasing and consolidating the facilities in our financial statements, we recorded management fees of 5% — 7% of gross revenues with respect to the facilities in our combined financial statements.
     As described above, on March 1 and December 30, 2005, we purchased four and one of the five facilities (which include 887 and 217 units/beds), respectively. Although the facilities were consolidated effective December 31, 2003, pursuant to FIN 46R, they were not included in our Federal and state income tax returns until we purchased them. On March 30, 2005, we obtained $182.0 million of first mortgage financing to refinance the existing indebtedness on the five facilities.
Non-GAAP Financial Measures
     A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use the non-GAAP financial measures Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income, as set forth below.
Adjusted EBITDA
Definition of Adjusted EBITDA
     We define Adjusted EBITDA as follows:
     Net income before:
•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	straight-line rent expense (income);

•	amortization of deferred entrance fees;

•	and non-cash compensation expense;
     and including:
•	entrance fee receipts and refunds.

Management’s Use of Adjusted EBITDA
     We use Adjusted EBITDA to assess our overall financial and operating performance. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.
     Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, straight-line rent expense (income), taxation and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis. Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.
Limitations of Adjusted EBITDA
     Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:
•	the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of facilities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•	depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our facilities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.
     An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
     Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Adjusted EBITDA to GAAP net income (loss), along with our consolidated and combined financial statements included below. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.
     The calculation of Adjusted EBITDA includes non-recurring merger and integration expenses, acquisition transition costs and cash bonuses in connection with the restricted stock grants totaling $12.5 for the year ended December 31, 2005.

     The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended December 31, 2005, nine months ended September 30, 2005 and years ended December 31, 2005, 2004 and 2003:

	Three Months	Nine Months
	Ended	Ended
	December 31,	September 30,	Years Ended December 31,
	2005(1)	2005(1)	2005(1)	2004	2003
Net loss	$(24,456)	$(26,530)	$(50,986)	$(9,794)	$(8,963)
Cumulative effect of a change in accounting principle, net	—	—	—	—	7,277
Loss on discontinued operations	—	128	128	361	322
Provision (benefit) for income taxes	150	(247)	(97)	11,111	139
Other	—	—	—	114	—
Minority interest	—	(16,575)	(16,575)	(11,734)	(1,284)
Equity in (earnings) loss of unconsolidated ventures	197	641	838	931	(318)
Loss (gain) extinguishment of debt	3,543	453	3,996	(1,051)	(12,511)
Loss on sale of properties	—	—	—	—	24,513
Interest expense:
Debt	10,485	26,564	37,049	55,851	24,484
Capitalized lease obligation	2,324	6,875	9,199	7,783	622
Change in fair value of Derivatives	88	(4,080)	(3,992)	(3,176)	—
Interest Income	(1,588)	(2,200)	(3,788)	(637)	(14,037)

Income (loss) From Operations	(9,257)	(14,971)	(24,228)	49,759	20,244
Depreciation and amortization	19,022	30,861	49,883	52,307	22,480
Straight-line lease expense	5,895	17,857	23,752	4,588	1,102
Amortization of deferred gain	(1,152)	(6,786)	(7,938)	(2,260)	(539)
Amortization of entrance fees	(15)	(18)	(33)	—	—
Non-cash compensation expense	11,534	11,146	22,680	—	—
Entrance fee receipts	1,999	3,230	5,229	—	—
Entrance fee disbursements	(1,065)	(1,670)	(2,735)	—	—

Adjusted EBITDA	$26,961	$39,649	$66,610	$104,394	$43,287

(1)	Brookdale Senior Living completed its formation transactions on September 30, 2005. Results prior to that date represent the combined operations of the Predecessor entities. For comparative purposes the three months ended December 31, 2005, and nine months ended September 30, 2005, have been aggregated in the year ended December 31, 2005 presentation.
Cash From Facility Operations
Definition of Cash From Facility Operations
     We define Cash From Facility Operations as follows:
     Net cash provided by (used in) operating activities adjusted for;
•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	non refundable entrance fees;

•	entrance fees disbursed;

•	other; and

•	recurring capital expenditures.

     Recurring capital expenditures include expenditures capitalized in accordance with GAAP that are funded from Cash From Facility Operations. Amounts excluded from recurring capital expenditures consist primarily of unusual or non-recurring capital items and facility purchases and/or major renovations that are funded using financing proceeds and/or proceeds from the sale of facilities that are held for sale.
Management’s Use of Cash From Facility Operations
     We use Cash From Facility Operations to assess our overall liquidity. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.
     This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Cash From Facility Operations is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to pay dividends to stockholders, (iii) our ability to make regular recurring capital expenditures to maintain and improve our facilities on a period-to-period basis and (iv) for planning purposes, including preparation of our annual budget. Our credit facility, which we entered into on February 10, 2006 with Lehman Brothers Inc., LaSalle Bank National Association, Goldman Sachs Credit Partners L.P., and Citicorp North America, Inc. contains a concept similar to Cash From Facility Operations as part of a formula to calculate availability of borrowing under the credit facility. In addition, our operating leases and loan agreements generally contain provisions requiring us to make minimum annual capital expenditures. These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year. Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future. If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.
Limitations of Cash From Facility Operations
     Cash From Facility Operations has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of cash flow from operations. Cash From Facility Operations does not represent cash available for dividends or discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure. Material limitations in making the adjustment to our cash flow from operations to calculate Cash From Facility Operations, and using this non-GAAP financial measure as compared to GAAP operating cash flows, include:
•	the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of facilities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•	depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our facilities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.
     We believe Cash From Facility Operations is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders and (3) our ability to make regular recurring capital expenditures to maintain and improve our facilities.
     Cash From Facility Operations is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Cash From Facility Operations as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Cash From Facility Operations to GAAP net cash provided by (used in) operating activities, along with our combined financial statements included below. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Cash From Facility Operations is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Cash From Facility Operations measure, as presented in this report, may differ from and may not be comparable to similarly title measures used by other companies.
     The calculation of Cash From Facility Operations includes non-recurring combination expenses, acquisition transition costs and cash bonuses in connection with the restricted stock grants of $12.5 for the year ended December 31, 2005.
     The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the three months ended December 31, 2005, nine months ended September 30, 2005, and years ended December 31, 2005, 2004 and 2003:

	Three
	Months	Nine Months
	Ended	Ended
	December 31,	September 30,	Years Ended December 31,
	2005(1)	2005(1)	2005(1)	2004	2003
Net cash provided by operating activities	$9,093	$7,807	$16,900	$50,128	$34,111
Changes in operating assets and liabilities	6,199	(257)	5,942	(7,465)	(1,095)
Long-term deferred interest and fee added to principal	—	—	—	(1,380)	(798)
Refundable entrance fees received	1,513	2,530	4,043	—	—
Entrance fees disbursed	(1,065)	(1,670)	(2,735)	—	—
Other	—	—	—	114	—
Recurring capital expenditures	(4,868)	(12,640)	(17,508)	(13,527)	(4,434)

Cash From Facility Operations	$10,872	$(4,230)	$6,642	$27,870	$27,784

(1)	Brookdale Senior Living completed its formation transactions on September 30, 2005. Results prior to that date represent the combined operations of the Predecessor entities. For comparative purposes the three months ended December 31, 2005, and nine months ended September 30, 2005, have been aggregated in the year ended December 31, 2005 presentation.
Facility Operating Income
Definition of Facility Operating Income
     We define Facility Operating Income as follows:
     Net income before:
•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	facility lease expense;

•	general and administrative expense

•	compensation expense;

•	amortization of deferred entrance fee revenue; and

•	management fees.

Management’s Use of Facility Operating Income
     We use Facility Operating Income to assess our facility operating performance. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day facility performance because the items excluded have little or no significance on our day-to-day facility operations. This measure provides an assessment of revenue generation and expense management and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as to achieve optimal facility financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.
     Facility Operating Income provides us with a measure of facility financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, lease expense, taxation and interest expense associated with our capital structure. This metric measures our facility financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Facility Operating Income is one of the metrics used by our senior management and board of directors to review the financial performance of the business on a monthly basis. Facility Operating Income is also used by research analysts and investors to evaluate the performance of and value companies in our industry by investors, lenders and lessors. In addition, Facility Operating Income is a common measure used in the industry to value the acquisition or sales price of facilities and is used as a measure of the returns expected to be generated by a facility.
     A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages. The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP). For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4%-5% of operating revenue) and an annual capital reserve (generally $250-$450 per unit/bed). As of December 31, 2005, we are in compliance with the financial covenants of all of our debt and lease agreements. An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.
Limitations of Facility Operating Income
     Facility Operating Income has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate Facility Operating Income, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:
•	interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of facilities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•	depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our facilities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.
     An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position on a facility-by-facility basis. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. Facility Operating Income is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Facility Operating Income as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Facility Operating Income to GAAP net income (loss), along with our combined financial statements included below. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Facility Operating Income is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Facility Operating

Income measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.
     The table below shows the reconciliation of net income (loss) to Facility Operating Income for the three months ended December 31, 2005, nine months ended September 30, 2005, and the years ended December 31, 2005, 2004 and 2003:

	Three
	Months	Nine
	Ended	Months Ended
	December 31,	September 30,	Years Ended December 31,
	2005(1), (2)	2005(1)	2005(1), (2)	2004	2003
Net loss	$(24,456)	$(26,530)	$(50,986)	$(9,794)	$(8,963)
Cumulative effect of a change in accounting principle, net	—	—	—	—	7,277
Loss on discontinued operations	—	128	128	361	322
Provision (benefit) for income taxes	150	(247)	(97)	11,111	139
Other	—	—	—	114	—
Minority interest	—	(16,575)	(16,575)	(11,734)	(1,284)
Equity in (earning) loss of unconsolidated ventures	197	641	838	931	(318)
Loss (gain) on extinguishment of debt	3,543	453	3,996	(1,051)	(12,511)
Loss on sale of properties	—	—	—	—	24,513
Interest expense:
Debt	10,485	26,564	37,049	55,851	24,484
Capitalized lease obligation	2,324	6,875	9,199	7,783	622
Change in fair value of derivatives	88	(4,080)	(3,992)	(3,176)	—
Interest income	(1,588)	(2,200)	(3,788)	(637)	(14,037)

Income (loss) from operations	(9,257)	(14,971)	(24,228)	49,759	20,244
Depreciation and amortization	19,022	30,861	49,883	52,307	22,480
Facility lease expense	48,487	140,852	189,339	99,997	30,744
General and administrative (including non-cash stock compensation expense)	27,690	54,006	81,696	43,640	15,997
Amortization of entrance fees	(15)	(18)	(33)	—	—
Management fees	(1,187)	(2,675)	(3,862)	(3,545)	(5,368)

Facility operating income	$84,740	$208,055	$292,795	$242,158	$84,097

(1)	Brookdale Senior Living completed its formation transactions on September 30, 2005. Results prior to that date represent the combined operations of the Predecessor entities. For comparative purposes the three months ended December 31, 2005, and nine months ended September 30, 2005, have been aggregated in the year ended December 31, 2005 presentation.

(2)	Includes non-cash benefit of $4.7 million related to the reversal of an accrual established in connection with Alterra’s bankruptcy in December 2003.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2005, we had approximately $223.4 million of long-term fixed rate debt, $464.6 million of long-term variable rate debt, and $66.3 million of operating lease obligations. As of December 31, 2005, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.99%.
     We do not expect changes in interest rates to have a material effect on earnings or cash flows since 100% of our debt and lease payments either have fixed rates or variable rates that are subject to swap or interest rate cap agreements with major financial institutions to manage our risk.

     The following table presents future principal payment obligations and weighted-average interest rates as of December 31, 2005 associated with long-term debt instruments ($ in 000s).

	Weighted
	Average
	Interest		Expected Maturity Date — Year Ended December 31,
	Rate(1)	Total	2006	2007	2008	2009	2010	Thereafter
Mortgage notes payable 2008 through 2012	5.55%	$70,422	$—	$—	$—	$16,422	$24,000	$30,000
Mortgage notes payable 2005 through 2037	9.12%	74,704	132	71,233	25	28	30	3,256
Mortgage notes payable through 2010	6.615%	105,756	—	—	—	1,401	104,355	—
Mortgage notes payable through 2010	5.38%	171,000	—	—	—	—	1,612	169,388
Construction loans	8.14%	150,000	—	—	150,000	—	—	—
Capital and financing lease obligation	11.83%	66,284	—	—	—	—	—	66,284
Mezzanine loan	(2)	12,739	—	—	—	—	—	12,739
Tax exempt and taxable bonds	3.54%	100,841	—	—	—	—	—	100,841
Serial and term revenue bonds	7.48%	2,555	—	—	—	—	—	2,555

Total Debt	6.99%	$754,301	$132	$71,233	$150,025	$17,851	$129,997	$385,063

(1)	Variable rate debt reflected at the swapped rate.

(2)	Payable to the extent of all available net cash flow (as defined).

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the F-Pages contained herein, which include our audited consolidated financial statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Management’s Assessment of Internal Control over Financial Reporting
     We were not required to provide management’s assessment of our internal control over financial reporting or the attestation report of our independent registered public accounting firm about management’s assessment, for our fiscal year 2005. We will be required to provide these for 2006.
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information regarding our Directors and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the discussion under Proposal 1 in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled “Executive Officers of the Registrant.” under Item 4 of Part I of this report.
     Information about our audit committee financial expert is incorporated by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.
     We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our Chief Executive Officer, principal financial officer and principal accounting officer, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Co-Presidents, Chief Financial Officer, Treasurer, and Controller, both of which are available on our website at www.Brookdaleliving.com. Any amendment to, or waiver from, a provision of such codes of ethics will be posted on our website.
Item 11. Executive Compensation
     Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information about security ownership of certain beneficial owners and management, and information about our equity compensation plans are incorporated by reference from the discussion under the headings “Common Share and Unit Ownership by Trustees and Executive Officers” and “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions.
     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading “Certain Relationships and Related Transactions” in our Definitive Proxy Statement fro the 2006 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services.
     Information about principal accountant fees and services is incorporated by reference from the discussion under the heading Proposal 2: Ratification of the Audit Committee’s Appointment of Independent Auditors in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

1) Our audited consolidated financial statements

Balance Sheets for the Company as of December 31, 2005 and for the Predecessor Company as of December 31, 2004

Statements of Operations for the Company for the Period from October 1, 2005 through December 31, 2005 and for the Predecessor Company for the Period From January 1, 2005 Through September 30, 2005 and the Years Ended December 31, 2004 and 2003

Statements of Stockholders’ Equity for the Company for the Period From October 1, 2005 Through December 31, 2005 and for the Predecessor Company for the Period From January 1, 2005 Through September 30, 2005 and the Years Ended December 31, 2004 and 2003

Statements of Cash Flows for the Company for the Period From October 1, 2005 Through December 31, 2005 and for the Predecessor Company for the Period From January 1, 2005 Through September 30, 2005 and the Years Ended December 31, 2004 and 2003

Notes to the Consolidated and Combined Financial Statements

Schedule II — Valuation and Qualifying Accounts

2) Exhibits (See (b) below)

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1.1	Asset Purchase Agreement, dated as of September 3, 2004, by and among Fortress CCRC Acquisition LLC, as purchaser, Fortress Investment Fund II LLC, as guarantor, and The National Benevolent Association of the Christian Church (Disciples of Christ) and certain of its affiliated entities, as sellers (incorporated by reference to Exhibit 2.2.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.2	Letter Agreement, dated March 9, 2005, by and among The National Benevolent Association of the Christian Church (Disciples of Christ), Fortress CCRC Acquisition LLC and Fortress Investment Fund II LLC, regarding amendment of the Asset Purchase Agreement, dated as of September 3, 2004 (incorporated by reference to Exhibit 2.2.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.3	Letter Agreement dated April 6, 2005, by and among The National Benevolent Association of the Christian Church (Disciples of Christ), Fortress CCRC Acquisition, LLC, and Fortress Investment Fund II LLC, regarding Asset Purchase Agreement, dated as of September 3, 2004 (incorporated by reference to Exhibit 2.2.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.4	Letter Agreement, dated April 14, 2005, by and among The National Benevolent Association of the Christian Church (Disciples of Christ), Fortress NBA Acquisition LLC, and Fortress Investment Fund II LLC, regarding Asset Purchase Agreement, dated as of September 3, 2004 (incorporated by reference to Exhibit 2.2.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.5	Supplemental Agreement with Respect to the Asset Purchase Agreement, dated as of September 30, 2004, by and among Fortress CCRC Acquisition LLC, Fortress Investment Fund II LLC, The National Benevolent Association of the Christian Church (Disciples of Christ) and certain of its affiliated entities and the Official Committee of Residents appointed in Chapter 11 Case of The National Benevolent Association of the Christian Church (Disciples of Christ) (incorporated by reference to Exhibit 2.2.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.2.1	Purchase and Sale Agreement, dated March 16, 2005, by and among SHP Pacific Inn, LLC; SHP Nohl Ranch, LLC; SHP Gables, LLC; SHP Oak Tree Villa, LLC; SHP Lexington, LLC; SHP Inn at the Park, LLC; SHP Paulin Creek, LLC; SHP Mirage Inn, LLC; SHP Ocean House, LLC, as sellers, and FIT REN LLC, as purchaser ((incorporated by reference to Exhibit 2.3.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.2.2	First Amendment to Purchase and Sale Agreement, dated June 10, 2005, by and between SHP Pacific Inn, LLC; SHP Nohl Ranch, LLC; SHP Gables, LLC; SHP Oak Tree Villa, LLC; SHP Lexington, LLC; SHP Inn at the Park, LLC; SHP Paulin Creek, LLC; SHP Mirage Inn, LLC; and SHP Ocean House, LLC, as seller, and FIT REN LLC, as buyer (incorporated by reference to Exhibit 2.3.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.3	Membership Interest Purchase Agreement (Creve Coeur), dated as of March 1, 2005, between Brookdale Development, LLC and DBF Consulting, LLC (incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.4	Stock Purchase Agreement (Raleigh), dated as of March 1, 2005, between Brookdale Development, LLC and DBF Consulting, LLC (incorporated by reference to Exhibit 2.8 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.5	Stock Purchase Agreement (Glen Ellyn), dated as of March 1, 2005, between Brookdale Development, LLC and DBF Consulting, LLC (incorporated by reference to Exhibit 2.9 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.6	Membership Interest Purchase Agreement (Trillium Place), dated as of March 1, 2005, between Brookdale Development, LLC and DBF Consulting, LLC (incorporated by reference to Exhibit 2.10 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9,

Exhibit No.	Description
2005).
2.7	Membership Interest Purchase Agreement (Battery Park), dated as of December 1, 2005, between Brookdale Development, LLC and Alliance Holdings Inc.
2.8	Membership Interest Purchase Agreement, dated June 29, 2005, by and among NW Select LLC, Emeritus Corporation, FIT-ALT Investor LLC and Brookdale Senior Living Inc. (incorporated by reference to Exhibit 2.11 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.9	Conveyance Agreement, dated as of September 30, 2005, by and among Brookdale Senior Living Inc., Brookdale Living Communities, Inc., BSL Brookdale Merger Inc., BSL CCRC Merger Inc., BSL FEBC Merger Inc., Emeritus Corporation, FEBC-ALT Investors LLC, FIT-ALT Investor LLC, Fortress CCRC Acquisition LLC, Fortress Investment Trust II, Fortress Registered Investment Trust, Fortress Brookdale Acquisition LLC, Health Partners and NW Select LLC (incorporated by reference to Exhibit 2.12 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
2.10	Amended and Restated Agreement and Plan of Merger, dated March 30, 2006, by and among BLC Acquisitions, Inc., SALI Merger Sub Inc. and Southern Assisted Living, Inc.*
2.11	Stock Purchase Agreement, dated December 30, 2005, by and between Brookdale Communities, Inc. and Capstead Mortgage Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 30, 2005).
2.12	Asset Purchase Agreement, dated January 11, 2006, by and between BLC Acquisitions, Inc., as purchaser, and Health Care Properties I, LLC; Health Care Properties IV, LLC; Health Care Properties VI, LLC; Health Care Properties VII, LLC; Health Care Properties VIII, LLC; Health Care Properties IX, LLC; Health Care Properties X, LLC; Health Care Properties XI, LLC; Health Care Properties XII, LLC; Health Care Properties XIII, LLC; Health Care Properties XV, Ltd.; Health Care Properties XVI, LLC; Health Care Properties XVII, Ltd.; Health Care Properties XVIII, LLC; Health Care Properties XX, LLC; Health Care Properties XXIII, LLC; Health Care Properties XXIV, LLC; Health Care Properties XXV, LLC; Health Care Properties XXVII, LLC; Cleveland Health Care Investors, LLC; and Wellington SPE, LLC, as sellers.*
2.13	Asset Purchase Agreement, dated January 12, 2006, by and between AHC Acquisitions, Inc., as purchaser, and American Senior Living Limited Partnership; American Senior Living of Fort Walton Beach, FL, LLC; American Senior Living of Jacksonville, LLC; American Senior Living of Jacksonville-SNF, LLC; American Senior Living of Titusville, FL, LLC; ASL Senior Housing, LLC; American Senior Living of Destin, FL, LLC; and American Senior Living of New Port Richey, FL, LLC, as sellers.*
2.14	Purchase and Sale Agreement, dated February 7, 2006, among PG Santa Monica Senior Housing, LP; PG Tarzana Senior Housing, LP; PG Chino Senior Housing, LP; The Fairways Senior Housing, LLC; AEW/Careage — Federal Way, LLC; AEW/Careage — Bakersfield, LLC; and AEW/Careage — Bakersfield SNF, LLC, as sellers, and BLC Acquisitions, Inc., as buyer.*
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners.
10.1.1	Agreement Regarding Leases, dated October 19, 2004, by and between Brookdale Provident Properties, LLC and PSLT-BLC Properties Holdings, LLC (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.1.2	Letter Agreement, dated March 28, 2005, regarding the Agreement Regarding Leases, dated October 19, 2004, by and between Brookdale Provident Properties, LLC and PSLT-BLC Properties Holdings, LLC (incorporated by reference to Exhibit 10.1.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.2	Guaranty of Agreement Regarding Leases, dated October 19, 2004, by Brookdale Living Communities, Inc., in favor of PSLT-BLC Properties Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.3.1	Tax Matters Agreement, dated as of June 18, 2004, by and among Fortress Brookdale Acquisition LLC, Provident Senior Living Trust and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.3.2	Letter Agreement, dated March 28, 2005, amending the Tax Matters Agreement, dated as of June 18, 2004, by and among Fortress Brookdale Acquisition LLC, Provident Senior Living Trust and Brookdale Living Communities, Inc., related to the Brookdale Agreement Regarding Leases (incorporated by reference to Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.1	Master Lease Agreement, dated January 28, 2004, between Ventas Realty, Limited Partnership, BLC Adrian-GC, LLC, BLC Albuquerque-GC, LLC, BLC Dayton-GC, LLC and BLC Fort Myers-GC, LLC (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.2	First Amendment to Master Lease Agreement, dated February 20, 2004, by and between Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; and BLC Tavares-GC, LLC (incorporated by reference to Exhibit 10.4.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.3	Second Amendment to Master Lease Agreement, dated March 30, 2004, by and between Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; BLC Tavares-GC, LLC; BLC Las Vegas-GC, LLC; BLC Lubbock-GC, L.P.; and BLC Overland Park-GC, LLC (incorporated by reference to Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.4	Third Amendment to Master Lease Agreement, dated May 13, 2004, by and between Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; BLC Tavares-GC, LLC; BLC Las Vegas-GC, LLC; BLC Lubbock-GC, L.P.; BLC Overland Park-GC, LLC; and Brookdale Living Communities of Illinois-GV, LLC (incorporated by reference to Exhibit 10.4.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.5	Fourth Amendment to Master Lease Agreement, dated October 19, 2004, by and among Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; BLC Tavares-GC, LLC; BLC Las Vegas-GC, LLC; BLC Lubbock-GC, L.P.; BLC Overland Park-GC, LLC; and Brookdale Living Communities of Illinois-GV, LLC (incorporated by reference to Exhibit 10.4.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.6	Fifth Amendment to Master Lease Agreement, dated May 18, 2005, effective as of April 30, 2005, by and between Ventas Realty, Limited Partnership, BLC Adrian-GC, LLC, BLC Albuquerque-GC, LLC, BLC Dayton-GC, LLC, BLC Fort Myers-GC, LLC, BLC Bristol-GC, LLC, BLC Tavares-GC, LLC, BLC Las Vegas-GC, LLC, BLC Lubbock-GC, L.P., BLC Overland Park-GC, LLC, Brookdale Living Communities Of Illinois-GV, LLC, BLC Belleville-GC, LLC, BLC Findlay-GC, LLC, and BLC Springfield-GC, LLC (incorporated by reference to Exhibit 10.4.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.5	Form of Property Lease Agreement with respect to the Provident-Brookdale properties (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1

Exhibit No.	Description
(No. 333-127372) filed on August 9, 2005).
10.6	Form of Lease Guaranty with respect to the Provident-Brookdale properties (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.1	Guaranty of Lease, dated as of January 28, 2004, by Brookdale Living Communities, Inc., for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.2	First Amendment to Guaranty of Lease, dated as of February 20, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.7.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.3	Second Amendment to Guaranty of Lease, dated as of February 26, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.7.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.4	Third Amendment to Guaranty of Lease, dated as of March 10, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership and Ventas Kansas City I, LLC (incorporated by reference to Exhibit 10.7.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.5	Fourth Amendment to Guaranty of Lease, dated as of March 30, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; and Ventas Springfield/Findlay, LLC (incorporated by reference to Exhibit 10.7.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.6	Fifth Amendment to Guaranty of Lease, dated as of May 13, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; Ventas Farmington Hills, LLC; and Ventas Springfield/Findlay, LLC (incorporated by reference to Exhibit 10.7.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.7	Sixth Amendment to Guaranty of Lease, dated as of June 18, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; Ventas Springfield/Findlay, LLC; and Ventas Farmington Hills, LLC (incorporated by reference to Exhibit 10.7.7 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.8	Seventh Amendment to Guaranty of Lease, dated as of April 30, 2005, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; Ventas Springfield/Findlay, LLC; and Ventas Farmington Hills, LLC (incorporated by reference to Exhibit 10.7.8 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.8	Amended and Restated Limited Liability Company Agreement of Brookdale Senior Housing, LLC, dated October 19, 2004, among The Northwestern Mutual Life Insurance Company, AH Michigan Owner Limited Partnership, and AH Pennsylvania Owner Limited Partnership (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.9	Master Agreement regarding Brookdale Senior Housing, LLC and related matters, dated September 30, 2003, by and among The Northwestern Mutual Life Insurance Company, Brookdale Senior Housing, LLC, AH Michigan Owner Limited Partnership, AH Pennsylvania Owner Limited Partnership, AH Texas Owner Limited Partnership and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.10	Guarantee, dated September 30, 2003, by Brookdale Living Communities, Inc. on behalf of AH Pennsylvania Owner Limited Partnership and AH Michigan Owner Limited Partnership (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.11	Guarantee, dated September 30, 2003, by AH Pennsylvania Owner Limited Partnership, in favor of Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.12	Southfield Guarantee of Recourse Obligations (Single Guarantor), dated September 30, 2003, by Brookdale Living Communities, Inc. in connection with the loan made by Northwestern Mutual Life Insurance Company to Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.13	Guarantee of Member Obligations, dated September 30, 2003, among The Northwestern Mutual Life Insurance Company, AH Michigan Owner Limited Partnership, and AH Pennsylvania Owner Limited Partnership for Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.14	Devonshire First Open-End Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.15	Devonshire Second Open-End Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.16	Southfield First Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.17	Southfield Second Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.18	Gaines Ranch First Deed of Trust and Security Agreement, dated September 30, 2003, between AH Texas Owner Limited Partnership, Henry F. Lange, and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.19	Gaines Ranch Second Deed of Trust and Security Agreement, dated September 30, 2003, among AH Texas Owner Limited Partnership, Henry F. Lange, and Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.20	Gaines Ranch Third Deed of Trust and Security Agreement, dated September 30, 2003, among AH Texas Owner Limited Partnership, Henry F. Lange and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.21	Loan Agreement, dated March 30, 2005, among AH Battery Park Owner, LLC, KG Missouri-CC Owner, LLC, AH Illinois Owner, LLC, AH North Carolina, Owner, LLC, AH Ohio-Columbus Owner, LLC, Guarantee Bank, GMAC Commercial Mortgage Corporation and GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.22	Guaranty, dated March 30, 2005, among Brookdale Living Communities, Inc., Guarantee Bank, GMAC Commercial Mortgage Corporation and GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.1	Loan Agreement, dated October 19, 2004, between LaSalle Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.2	Amendment No. 1 to Loan Agreement, dated March 1, 2005, between LaSalle National Bank

Exhibit No.	Description
National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.3	Amendment No. 2 to Loan Agreement, dated March 24, 2005, between LaSalle National Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.4	Amendment No. 3 to Loan Agreement, dated May 26, 2005, between LaSalle National Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.24	Agreement for Management Services, dated July 13, 2004, effective as of August 1, 2004 by and between Cyprus Senior Management Services Limited Partnership and Brookdale Cyprus Management LLC (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.25	Loan Agreement, dated as of April 6, 2005, among General Electric Capital Corporation, Merrill Lynch Capital, FIT NBA Cypress Village LLC, FIT NBA Foxwood Springs LLC, FIT NBA Kansas Christian LLC, FIT NBA Patriot Heights LP, FIT NBA Ramsey LLC, FIT NBA Robin Run LP, and FIT NBA Skyline LLC (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.26	Assumption Agreement, dated September 30, 2005, by FIT Cypress Village LLC (F/K/A FIT NBA Cypress Village LLC), FIT Foxwood Springs LLC (F/K/A FIT NBA Foxwood Springs LLC), FIT Patriot Heights LP (F/K/A FIT NBA Patriot Heights LP), FIT Ramsey LLC (F/K/A FIT NBA Ramsey LLC), FIT Robin Run LP (F/K/A FIT NBA Robin Run LP), and FIT Skyline LLC (F/K/A FIT NBA Skyline LLC), Fortress Investment Trust II, Brookdale Senior Living Inc., Fortress CCRC Acquisition LLC (F/K/A Fortress NBA Acquisition, LLC), FIT Patriot Heights GP, Inc. (F/K/A FIT NBA Patriot Heights GP, Inc.), FIT Robin Run GP, Inc. (F/K/A FIT NBA Robin Run GP, Inc.), BLC-Cypress Village, LLC, BLC-Foxwood Springs, LLC, BLC-Ramsey, LLC, BLC-Village At Skyline, LLC, BLC-Patriot Heights, L.P., BLC-Robin Run, L.P., General Electric Capital Corporation, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.27	Loan Agreement, dated December 31, 2004, by and between AHC Purchaser, Inc. and Merrill Lynch Capital (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.28	Guaranty, dated as of December 31, 2004, by Alterra Healthcare Corporation and AHC Purchaser Holding, Inc. for the benefit of Merrill Lynch Capital (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.29	Loan Agreement, dated as of December 31, 2004, by and between AHC Purchaser Holding II, Inc. and Merrill Lynch Capital (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.30	Guaranty, dated as of December 31, 2004, by Alterra Healthcare Corporation for the benefit of Merrill Lynch Capital (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.31	Cross-Collateralization, Cross-Default and Cross-Guaranty Agreement, dated May 31, 2005, among AHC Purchaser, Inc., AHC Purchaser Holding II, Inc., Alterra Healthcare Corp., Ithaca Bundy Tenant, Inc., Ithaca Sterling Cottage Operator, Inc., Niagara Sterling Cottage Operator, Inc., Niagara Nash Tenant, Inc., and Clinton Sterling Cottage Operator, Inc., AHC Purchaser Holding, Inc. and Alternative Living Services—New York, Inc., and Merrill Lynch Capital (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.1	Amended and Restated Master Lease Agreement, dated as of July 1, 2001, by and among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI

Exhibit No.	Description
Texas Properties, Ltd. and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.2	First Amendment to the Amended and Restated Master Lease Agreement, dated as of July 16, 2001, by and among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd. and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.3	Second Amendment to the Amended and Restated Master Lease Agreement, dated as of December 21, 2001, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.4	Third Amendment to the Amended and Restated Master Lease Agreement, dated as of March 19, 2002, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.5	Fourth Amendment to the Amended and Restated Master Lease Agreement, dated as of December 27, 2002, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.6	Fifth Amendment to Amended and Restated Master Lease Agreement, dated as of December 4, 2003, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.7	Sixth Amendment to Amended and Restated Master Lease Agreement, dated as of June 30, 2004, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties III, Limited Partnership; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.7 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.33.1	Master Lease, dated as of April 9, 2002, by and between Alterra Healthcare Corporation and Nationwide Health Properties, Inc. and its affiliates (incorporated by reference to Exhibit 10.42.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.33.2	First Amendment to Master Lease and Consent to Transfer, dated as of December 2, 2003, by and among Alterra Healthcare Corporation; Nationwide Health Properties, Inc.; NHP Texas Properties Limited Partnership; MLD Delaware trust; MLD Properties, LLC; NHP Silverwood Investments, Inc.; and NHP Westwood Investments, Inc. (incorporated by reference to Exhibit 10.42.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.33.3	Second Amendment to Master Lease, dated as of June 28, 2005, by and among Alterra Healthcare Corporation and Nationwide Health Properties, Inc., NH Texas Properties Limited Partnership, MLD Delaware Trust, MLD Properties, LLC, NHP Silverwood Investments, Inc., and NHP Westwood Investments, Inc. (incorporated by reference to Exhibit 10.42.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).

Exhibit No.	Description
10.34.1	Master Lease, dated as of April 9, 2002, by and among JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, JER/NHP Senior Living Kansas, Inc., ALS Leasing, Inc. and Assisted Living Properties, Inc. (incorporated by reference to Exhibit 10.43.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.34.2	First Amendment to Master Lease, Affirmation of Guaranty and Consent to Transfer, dated as of September 12, 2003, by and among ALS Leasing, Inc., Assisted Living Properties, Inc., JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, LP, JER/NHP Senior Living Wisconsin, LLC, JER/NHP Senior Living Kansas, Inc., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.43.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.34.3	Second Amendment to Master Lease, dated as of February 23, 2004, by and among ALS Leasing, Inc., Assisted Living Properties, Inc., JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, LP, JER/NHP Senior Living Wisconsin, LLC, JER/NHP Senior Living Kansas, Inc., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.43.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.35	Guaranty of Lease and Letter of Credit Agreement dated as of April 9, 2002 by and among Alterra Healthcare Corporation, JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, and JER/NHP Senior Living Kansas, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.36.1	Master Lease (Alterra Pool 2), dated as of October 7, 2002, by and between JER/NHP Senior Living Acquisition, LLC and ALS Leasing, Inc. (incorporated by reference to Exhibit 10.45.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.36.2	First Amendment to Master Lease, Affirmation of Guaranty and Consent to Transfer, dated September 12, 2003, by and among ALS Leasing, Inc., JER/NHP Senior Living Acquisition, LLC and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.45.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.37	Guaranty of Lease and Letter of Credit Agreement, dated as of October 7, 2002, by and between Alterra Healthcare Corporation and JER/NHP Senior Living Acquisition, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.38	Amended and Restated Lease, dated December 15, 2002, between LTC-K1 Inc., as lessor and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.39	Amended and Restated Lease, dated December 15, 2002, between LTC-K2 Limited Partnership, as lessor and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.40	Master Lease Agreement, dated December 15, 2002, between Kansas-LTC Corporation, as lessor, and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.41	Master Lease Agreement, dated December 15, 2002 among LTC Properties, Inc., Texas-LTC Limited Partnership, and North Carolina Real Estate Investments, LLC, as lessor, and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.42.1	Lease Agreement, dated as of February 28, 2003, by AHC Trailside, Inc. in favor of SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.51.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.42.2	First Amendment to Lease Agreement, dated as of December 4, 2003, by and between AHC Trailside, Inc., and SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.51.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.43.1	Guaranty Agreement, dated as of February 28, 2003, by Alterra Healthcare Corporation in favor of SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.52.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.43.2	First Amendment to Guaranty Agreement, dated as of December 4, 2003, by Alterra Healthcare Corporation in favor of SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.52.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.44	Tri-Party Agreement, dated December 4, 2003, by and among SNH ALT Mortgaged Properties Trust, SNH ALT Leased Properties Trust, FIT-ALT SNH Loan LLC, Pomacy Corporation, AHC Trailside, Inc., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.45.1	Property Lease Agreement, dated October 20, 2004, by and between PSLT-ALS Properties I, LLC, and ALS Properties Tenant I, LLC (incorporated by reference to Exhibit 10.54.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.45.2	Amended and Restated Property Lease Agreement, dated as of December 16, 2004, by and between PSLT-ALS Properties II, LLC and ALS Properties Tenant II, LLC (incorporated by reference to Exhibit 10.54.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.46	Sublease Agreement, dated October 21, 2004, by and between ALS Properties Tenant I, LLC and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.47	Agreement Regarding Leases, dated October 20, 2004, by and between ALS Properties Holding Company, LLC and PSLT-ALS Properties Holdings, LLC (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.48	Guaranty of Agreement Regarding Leases, dated October 20, 2004, by Alterra Healthcare Corporation in favor of PSLT-ALS Properties Holdings, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.49	Form of Property Lease Agreement with respect to the Provident-Alterra properties (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.50	Form of Lease Guaranty with respect to the Provident-Alterra Properties (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.51.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Park LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.60.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.51.2	Multifamily Note in the amount of $22,545,000, dated June 21, 2005, from FIT REN Park, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.60.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.51.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.60.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.51.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Park LP and Fannie Mae (incorporated by reference to Exhibit 10.60.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.52.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Nohl Ranch LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender

Exhibit No.	Description
(incorporated by reference to Exhibit 10.61.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.52.2	Multifamily Note in the amount of $7,920,000, dated June 21, 2005, from FIT REN Nohl Ranch, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.61.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.52.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.61.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.52.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Nohl Ranch LP and Fannie Mae (incorporated by reference to Exhibit 10.61.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.53.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Mirage Inn LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.62.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.53.2	Multifamily Note in the amount of $15,000,000, dated June 21, 2005, from FIT REN Mirage Inn, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.62.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.53.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.62.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.53.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Mirage Inn LP and Fannie Mae (incorporated by reference to Exhibit 10.62.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.54.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Pacific Inn LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.63.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.54.2	Multifamily Note in the amount of $25,775,000, dated June 21, 2005, from FIT REN Pacific Inn, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.63.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.54.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.63.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.54.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Pacific Inn LP and Fannie Mae (incorporated by reference to Exhibit 10.63.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.55.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN The Gables LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.64.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.55.2	Multifamily Note in the amount of $5,255,000, dated June 21, 2005, from FIT REN The Gables,

Exhibit No.	Description
LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.64.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.55.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.64.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.55.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN The Gables LP and Fannie Mae (incorporated by reference to Exhibit 10.64.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.56.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN The Lexington LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.65.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.56.2	Multifamily Note in the amount of $10,867,974.00, dated June 21, 2005 from FIT REN The Lexington, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.65.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.56.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.65.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.56.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN The Lexington LP and Fannie Mae (incorporated by reference to Exhibit 10.65.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.57.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Oak Tree LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.66.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.57.2	Multifamily Note in the amount of $23,305,026, dated June 21, 2005, from FIT REN Oak Tree, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.66.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.57.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.66.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.57.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Oak Tree LP and Fannie Mae (incorporated by reference to Exhibit 10.66.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.58.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Paulin Creek LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.67.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.58.2	Multifamily Note in the amount of $40,732,000, dated June 21, 2005, from FIT REN Paulin Creek, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.67.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9,

Exhibit No.	Description
2005).
10.58.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.67.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.58.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Paulin Creek LP and Fannie Mae (incorporated by reference to Exhibit 10.67.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.59.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated July 22, 2005, by FIT REN Ocean House LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.68.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.59.2	Multifamily Note in the amount of $19,600,000, dated July 22, 2005, from FIT REN Ocean House, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.68.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.59.3	Exceptions to Non Recourse Guaranty, dated July 22, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.68.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.59.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Ocean House LP and Fannie Mae (incorporated by reference to Exhibit 10.68.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.60	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.61	Employment Agreement dated September 8, 2005, by and between Brookdale Senior Living Inc., Alterra Healthcare Corporation and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.62	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and John P. Rijos (incorporated by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.63	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.72 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.64	Employment Agreement dated September 8, 2005, by and between Brookdale Senior Living Inc., a Delaware corporation, Alterra Healthcare Corporation and Kristin A. Ferge (incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.65	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.66	Brookdale Living Communities, Inc. Employee Restricted Stock Plan (incorporated by reference to Exhibit 10.75 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No.

Exhibit No.	Description
333-127372) filed on September 21, 2005).
10.67	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.76 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.68	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and John P. Rijos (incorporated by reference to Exhibit 10.77 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.69	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.78 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.70	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.71	FEBC-ALT Investors LLC Employee Restricted Securities Plan (incorporated by reference to Exhibit 10.80 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.72	Award Agreement dated August 9, 2005, by and between FEBC-ALT Investors LLC and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.73	Award Agreement dated August 9, 2005, by and between FEBC-ALT Investors LLC and Kristin A. Ferge (incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.74.1	ISDA Master Agreement, dated as of December 3, 2004, between Merrill Lynch Capital Services, Inc. and Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.74.2	Confirmation Letter, dated December 3, 2004, from Merrill Lynch Capital Services, Inc. to Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.74.3	Confirmation Letter, dated December 3, 2004, from Merrill Lynch Capital Services, Inc. to Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.74.4	Confirmation Letter, dated December 8, 2004, from Merrill Lynch Capital Services, Inc. to Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.75.1	ISDA Master Agreement, dated as of March 18, 2005, between Merrill Lynch Capital Services, Inc. and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.84.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.75.2	Confirmation Letter, dated March 28, 2005, from Merrill Lynch Capital Services, Inc. to Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.84.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.76.1	ISDA Master Agreement dated as of March 18, 2005, between LaSalle Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.76.2	Confirmation Letter, dated March 18, 2005, from LaSalle Bank National Association to Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on

Exhibit No.	Description
September 21, 2005).
10.76.3	Confirmation Letter, dated March 24, 2005, from LaSalle Bank National Association to Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.76.4	Confirmation Letter, dated March 24, 2005, from LaSalle Bank National Association to Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.77	Exchange and Stockholder Agreement, dated September 30, 2005, by and among Brookdale Senior Living Inc., Fortress Brookdale Acquisition LLC and Mark J. Schulte. (incorporated by reference to Exhibit 10.86 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.78	Brookdale Senior Living Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.87 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.79.1	Credit Agreement, dated as of February 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc, as Lead Arranger, LaSalle Bank National Association, as Syndication Agent, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as Co-Arrangers, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).
10.79.2	Guarantee and Pledge Agreement, dated as of February 10, 2006, made by Brookdale Senior Living Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2006).
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Reg. S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

BROOKDALE SENIOR LIVING INC.
INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets for the Company as of December 31, 2005 and for the Predecessor Company as of December 31, 2004	F-3
Statements of Operations for the Company for the Period from October 1, 2005 through December 31, 2005 and for the Predecessor Company for the Period From January 1, 2005 Through September 30, 2005 and the Years Ended December 31, 2004 and 2003
F-4
Statements of Stockholders’ Equity for the Company for the Period From October 1, 2005 Through December 31, 2005 and for the Predecessor Company for the Period From January 1, 2005 Through September 30, 2005 and the Years Ended December 31, 2004 and 2003
F-5
Statements of Cash Flows for the Company for the Period From October 1, 2005 Through December 31, 2005 and for the Predecessor Company for the Period From January 1, 2005 Through September 30, 2005 and the Years Ended December 31, 2004 and 2003
F-6
Notes to the Consolidated and Combined Financial Statements	F-9
Schedule II — Valuation and Qualifying Accounts	F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Brookdale Senior Living, Inc.
     We have audited the accompanying consolidated balance sheet of Brookdale Senior Living, Inc. (the “Company”) as of December 31, 2005 and the combined balance sheet of the Brookdale Facility Group (the “Predecessor Company”), as defined in Note 1, as of December 31, 2004 and the Company’s consolidated statements of operations, stockholders’ equity, and cash flows for the period October 1, 2005 to December 31, 2005, and the Predecessor Company’s combined statements of operations, owners’ equity, and cash flows from the period January 1, 2005 to September 30, 2005, and the years ended December 31, 2004 and 2003. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 2 to the combined financial statements, the Predecessor Company changed its method of accounting for variable interest entities in 2003.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and the combined financial position of the Predecessor Company at December 31, 2004 and the Company’s consolidated results of operations and cash flows for the period from October 1, 2005 to December 31, 2005 and the Predecessor Company’s combined results of operations and cash flows for the period from January 1, 2005 to September 30, 2005 and the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
March 17, 2006

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEET AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED BALANCE SHEET
(In thousands, except stock amounts)

	Brookdale Senior	Brookdale Facility
	Living	Group (Predecessor
	Inc.	Company)
	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$77,682	$86,858
Cash and investments — restricted	37,314	20,528
Accounts receivable, net	10,623	8,062
Assets held for sale	—	2,964
Prepaid expenses and other, net	20,258	16,891

Total current assets	145,877	135,303

Property, plant and equipment	1,479,587	557,293
Accumulated depreciation	(70,855)	(33,674)

Property, plant and equipment, net	1,408,732	523,619

Cash and investments — restricted	24,099	27,459
Investment in unconsolidated ventures	14,086	14,805
Goodwill	65,646	8,961
Lease security deposits	25,271	26,233
Other, net	14,100	10,245

Total assets	$1,697,811	$746,625

Liabilities and Stockholders’/Owner’s Equity
Current liabilities:
Current portion of debt	$132	$3,888
Trade accounts payable	9,253	7,437
Accrued expenses	85,392	77,333
Refundable entrance fees	30,693	—
Tenant refundable fees and security deposits	16,333	14,756
Deferred revenue	13,093	14,588
Dividends payable	16,547	—

Total current liabilities	171,443	118,002

Long-term debt, less current portion	754,169	367,149
Deferred gains	60,681	138,402
Deferred lease liability	19,234	9,527
Deferred tax liability	41,689	—
Other	20,156	42,055

Total liabilities	1,067,372	675,135

Minority interests	36	31,399

Commitments and contingencies
Stockholders’/Owner’s Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized at December 31, 2005; no shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 2005; 65,006,833 shares issued and outstanding	650	—
Additional paid-in-capital	690,950	—
Accumulated deficit	(62,626)	—
Accumulated other comprehensive income	1,429	—
Owners’ equity	—	40,091

Total stockholders’/owner’s equity	630,403	40,091

Total liabilities and stockholders’/owner’s equity	$1,697,811	$746,625

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Brookdale
	Senior Living	Brookdale Facility Group
	Inc.	(Predecessor Company)
	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2004	2003
Revenue
Resident fees	$211,860	$574,855	$657,327	$217,216
Management fees	1,187	2,675	3,545	5,368

Total revenue	213,047	577,530	660,872	222,584

Expenses
Facility operating, excluding depreciation and amortization of $17,657, $27,586, $48,885 and $20,383, respectively)	127,105	366,782	415,169	133,119
General and administrative (including non-cash stock compensation expense of $11,534 and $11,146 for 2005, respectively)	27,690	54,006	43,640	15,997
Facility lease expense	48,487	140,852	99,997	30,744
Depreciation and amortization	19,022	30,861	52,307	22,480

Total operating expenses	222,304	592,501	611,113	202,340

Income (loss) from operations	(9,257)	(14,971)	49,759	20,244
Interest income	1,588	2,200	637	14,037
Interest expense:
Debt	(12,809)	(33,439)	(63,634)	(25,106)
Change in fair value of derivatives.	(88)	4,080	3,176	—
Loss from sale of properties	—	—	—	(24,513)
Gain (loss) on extinguishment of debt	(3,543)	(453)	1,051	12,511
Equity in earnings (loss) of unconsolidated ventures, net of minority interest $—, $—, $(6) and $11, respectively	(197)	(641)	(931)	318
Other	—	—	(114)	—

Loss before income taxes	(24,306)	(43,224)	(10,056)	(2,509)
(Provision) benefit for income taxes.	(150)	247	(11,111)	(139)

Loss before minority interest	(24,456)	(42,977)	(21,167)	(2,648)
Minority interest	—	16,575	11,734	1,284

Loss before discontinued operations and cumulative effect of a change in accounting principle	(24,456)	(26,402)	(9,433)	(1,364)
Loss on discontinued operations, net of taxes and minority interest	—	(128)	(361)	(322)
Cumulative effect of a change in accounting principle, net of income taxes of $4,460 and minority interest	—	—	—	(7,277)

Net loss	$(24,456)	$(26,530)	$(9,794)	$(8,963)

Basic and diluted (loss) per share	$(0.41)

Weighted average shares used in computing basic and diluted (loss) per share	59,710

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from October 1, 2005 through December 31, 2005 and
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENTS OF OWNERS’ EQUITY
For the Period From January 1, 2005 through September 30, 2005 and
Years Ended December 31, 2004 and 2003
(In thousands)

						Brookdale Facility Group
						(Predecessor Company)
	Brookdale Senior Living Inc.
						Accumulated
	Common Stock			Additional	Accumulated	Other
				Paid-In	Earnings	Comprehensive
	Shares	Amount		Capital	(Deficit)	Income (Loss)	Equity	Total
Balances at January 1, 2003		$		$	$	$	$183,807	$183,807
Combination of Alterra							62,900	62,900
Net loss							(8,963)	(8,963)

Balances at December 31, 2003							237,744	237,744
Dividends							(190,253)	(190,253)
Net loss							(9,794)	(9,794)
Tax effect of pre-fresh start accounting net operating loss carryforward							2,394	2,394

Balances at December 31, 2004							40,091	40,091
Dividends							(34,355)	(34,355)
Purchase of non controlling interest in Alterra							50,000	50,000
Combination of Fortress CCRC LLC and FIT REN LLC							199,423	199,423
Compensation expense related to restricted stock grant							6,399	6,399
Allocation of minority interest in connection with stock grant							(2,717)	(2,717)
Net loss							(26,530)	(26,530)
Unrealized loss on derivative						(666)	—	(666)

Subtotal at September 30, 2005.	—		—	—	—	(666)	232,311	231,645
Reclassify predecessor equity and minority interest	—		—	316,048	(63,045)	(280)	(232,311)	20,412
Minority step-up in basis	—		—	236,663	24,875	—	—	261,538
Shares issued in connection with the formation of BSL	56,446		564	(564)	—	—	—	—

Balances at September 30, 2005.	56,446		564	552,147	(38,170)	(946)	—	513,595
Dividends	—		—	(16,548)	—	—	—	(16,548)
Compensation expense related to restricted stock grant	—		—	11,534	—	—	—	11,534
Reversal of tax effect of pre-fresh start accounting net operating loss carryforward	—		—	(932)	—	—	—	(932)
Issuance of common stock from initial public offering, net	8,561		86	144,749	—	—	—	144,835
Net loss	—		—	—	(24,456)	—	—	(24,456)
Amortization of payments from settlement of forward interest rate swaps	—		—	—	—	94	—	94
Unrealized income on derivative	—		—	—	—	2,281	—	2,375

Balances at December 31, 2005	65,007		$650	$690,950	$(62,626)	$1,429	$—	$630,403

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLDIATED STATEMENT OF CASH FLOWS AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Brookdale
	Senior Living	Brookdale Facility Group
	Inc.	(Predecessor Company)
	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2004	2003
Cash Flows from Operating Activities
Net loss	$(24,456)	$(26,530)	$(9,794)	$(8,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of properties	—	—	—	24,513
Loss (gain) on extinguishment of debt	3,543	453	(1,051)	(12,511)
Cumulative effect of a change in accounting principle	—	—	—	7,277
Depreciation and amortization	19,022	30,861	52,307	22,480
Minority interest	—	(16,575)	(11,734)	(1,284)
Equity in (earnings) loss of unconsolidated ventures, net	197	641	931	(318)
Loss on discontinued operations	—	128	842	751
Amortization of deferred gain	(1,152)	(6,786)	(2,260)	(539)
Amortization of entrance fees	(15)	(18)	—	—
Proceeds from deferred entrance fee revenue	486	700	—	—
Deferred income taxes provision (benefit)	150	(247)	10,630	(290)
Change in deferred lease liability	5,895	17,857	4,588	1,102
Change in fair value of derivatives	88	(4,080)	(3,176)	—
Compensation expenses related to restricted stock grants.	11,534	11,146	—	—
Long-term debt deferred interest and subsequent fee added to principal, net of $—, $—, $2,342 and $2,176 paid, respectively	—	—	1,380	798
Changes in operating assets and liabilities:
Accounts receivable, net	917	(3,478)	1,457	887
Prepaid expenses and other assets, net	(3,825)	703	1,057	1,146
Accounts payable and accrued expenses	8,555	5,192	3,865	(1,901)
Tenant refundable fees and security deposits	108	1,715	1,938	13
Other	(11,954)	(3,875)	(852)	950

Net cash provided by operating activities	9,093	7,807	50,128	34,111

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued) AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Brookdale
	Senior Living	Brookdale Facility Group
	Inc.	(Predecessor Company)
	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2004	2003
Cash Flows from Investing Activities
Acquisition of leased facilities	$(79,979)	$—	$265	$—
Increase in lease security deposits and lease acquisition deposits, net	491	254	(70)	(6,518)
(Increase) decrease in cash and investments — restricted	6,729	(8,266)	5,421	5,891
Increase in investment certificates — restricted	—	—	—	(5,004)
Net proceeds from sale of property, plant and equipment	—	15,446	24,023	80,622
Additions to property, plant and equipment, net of related payables	(25,872)	(489,206)	(37,951)	(7,291)
Proceeds from sale leaseback, net of costs	—	—	520,043	—
Cash and cash equivalents from the combination of Alterra	—	—	—	57,972
Increase in reimbursable development costs	—	—	—	(11,139)
Purchase of venture partner’s interest	—	—	—	(10,533)
Distribution from unconsolidated venture	—	—	3,772	1,915
Proceeds from sale of partnerships, net of minority interests	—	—	9,228	—

Net cash provided by (used in) investing activities	(98,631)	(481,772)	524,731	105,915

Cash Flows from Financing Activities
Proceeds from debt	54,000	468,756	79,809	29,161
Repayment of debt	(77,459)	(182,558)	(312,355)	(111,220)
Payment of dividends	(14,355)	(20,000)	(304,577)	—
Proceeds from unsecured lines of credit	—	—	94,200	96,500
Repayment of unsecured lines of credit	—	—	(99,200)	(109,702)
Proceeds from notes payable to affiliates	—	—	—	10,633
Payment of financing costs	—	(3,425)	(2,346)	(1,102)
Refundable entrance fees:
Proceeds from refundable entrance fees	1,513	2,530	—	—
Refunds of entrance fees	(1,065)	(1,670)	—	—
Payment of swap termination	—	(14,065)	—	—
Proceeds from issuance of common stock, net of underwriters discount	151,269	500	—	—
Costs incurred related to initial public offering	(6,434)	—	—	—
Capital contributions from controlling shareholder	—	196,790	—	—

Net cash provided by (used in) financing activities	107,469	446,858	(544,469)	(85,730)

Net increase (decrease) in cash and cash equivalents	17,931	(27,107)	30,390	54,296
Cash and cash equivalents at beginning of period	59,751	86,858	56,468	2,172

Cash and cash equivalents at end of period	$77,682	$59,751	$86,858	$56,468

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued) AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Brookdale
	Senior Living	Brookdale Facility Group
	Inc.	(Predecessor Company)
	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2004	2003
Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,896	$32,896	$61,844	$25,656

Income taxes paid	$259	$2,377	$836	$149

Reorganization costs paid	$—	$—	$—	$10,846

Write-off of fully amortized intangible asset	$3,815	$4,403	$—	$—

Write-off of deferred costs	$702	$453	$—	$—

Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
In connection with net operating lease transactions and property acquisitions assets acquired and liabilities assumed were as follows:
Property, plant and equipment excluding write-off of accumulated depreciation totaling $9,577 in 2003	$164,903	$—	$—	$415,761
Cash and investments — restricted, current	—	—	1,300	14,023
Accounts receivable assumed	—	—	47	—
Prepaid expenses and other assumed	5,157	—	22	—
Other asset assumed	—	—	—	485
Lease security deposits redeemed	—	—	—	(156,787)
Deferred costs paid by lessor	—	—	112	—
Accrued real estate taxes assumed	—	—	(454)	—
Trade accounts payable assumed	—	—	(117)	—
Tenant refundable entrance fees and security deposits assumed	—	—	(1,036)	—
Other current liabilities assumed	—	—	(139)	—
Debt assumed	(119,775)	—	—	(274,641)
Accrued interest assumed	—	—	—	(1,088)
Other liabilities	7,215	—	—	2,247

Net cash paid (received)	$57,500	$—	$(265)	$—

Consolidation of the development properties pursuant to FIN 46R (note 2):
Property, plant and equipment	$—	$—	$—	$300,405
Other assets assumed	—	—	—	8,789
Investment certificates — restricted	—	—	—	(58,484)
Development fees receivable	—	—	—	(9,000)
Reimbursable development costs	—	—	—	(42,584)
Debt assumed	—	—	—	(191,543)
Accrued interest assumed	—	—	—	(2,912)
Accrued real estate taxes	—	—	—	(768)
Security deposits assumed	—	—	—	(2,415)
Other liabilities assumed	—	—	—	(1,488)

Net cash paid	$—	$—	$—	$—

Investment in unconsolidated ventures, net purchase of venture partner’s interest in GFB-AS Investors, LLC Other assets acquired	$—	$—	$—	$12,641
Investment in unconsolidated ventures	—	—	—	(1,926)
Minority interests	—	—	—	(182)

Net cash paid	$—	$—	$—	$10,533

Reclassification of property, plant and equipment to investment in unconsolidated ventures in connection with formation of Brookdale Senior Housing, LLC, net.	$—	$—	$—	$15,229

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
1. Organization
     Brookdale Senior Living Inc. (“BSL”) was formed as a Delaware corporation on June 28, 2005. Under the Certificate of Incorporation, the Company was initially authorized to issue up to 5,000 common shares and 5,000 of preferred shares. On September 30, 2005, our Certificate of Incorporation was amended to authorize up to 200,000 common shares and 50,000 preferred shares. We provide services to the elderly through facilities located in urban and suburban areas of major markets in the United States.
     On September 30, 2005, the holders of all equity shares or membership interests in Brookdale Living Communities, Inc. (“BLC”), Alterra Healthcare Corporation (“Alterra”), FIT REN LLC (“FIT REN”) and Fortress CCRC Acquisition LLC (“Fortress CCRC”) (collectively all such entities are referred to as the “Brookdale Facility Group”) contributed their ownership interests to BSL for common shares of BSL. Simultaneously with the formation transaction, FIT II, as defined below, contributed its membership interest in FIT REN to FEBC in exchange for common shares of BSL. A summary of the common shares issued by BSL for the respective interests is as follows:

BLC		20,000
Alterra	18,000
FIT REN	11,750	29,750

Fortress CCRC		8,250

		58,000

     On November 22, 2005, we consummated our initial public offering of 12,732,800 shares of common stock, par value $0.01 per share, consisting of 8,560,800 primary shares (including 1,660,800 shares pursuant to the option granted by us to the Underwriters to purchase up to an additional 1,660,800 shares of common stock to cover over-allotments) and 4,172,000 shares sold by the selling stockholders. We did not receive any proceeds from the shares sold by the selling stockholders. We received net proceeds of approximately $144.8 million, after deducting an aggregate of $16.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $6.4 million in other direct expenses incurred in connection with the offering.
     Prior to the merger transaction described above, Fortress Investment Group (“FIG”) controlled BLC, Alterra, FIT REN and Fortress CCRC through its ability to exercise voting, financial and investment control over each of the entities through contractual control relationships with and investment advisory agreements over the various entities that own the majority of BLC, Alterra, FIT REN and Fortress CCRC.
     Ownership interests in BLC and Alterra representing all interests in the merger not controlled by FIG (“Non-FIG Shareholders” owned approximately 10.1 million and 4.8 million shares of BLC and Alterra, respectively, collectively 14.9 million of the above shares of common stock representing 50.5% and 26.7% of BLC and Alterra, respectively, collectively 25.7% of the shares outstanding in BSL) were adjusted for financial reporting purposes to the fair value as if their ownership interests in BLC and Alterra were purchased by BSL as of September 30, 2005. This results in partial step-up to the fair value in the assets, liabilities and equity of BSL.
     The following table summarizes the step-up in basis to reflect the fair value adjustments relating to the ownership interests of the Non-FIG Shareholders.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)

Fair Value
Adjustment
Property, plant and equipment, net	$176,013
Deferred costs	(2,004)
Investment in unconsolidated ventures	(217)
Goodwill	56,686

Total assets	$230,478

Deferred gains	$(60,262)
Deferred lease liability	(12,487)
Deferred tax liability	41,689

Total liabilities	(31,060)
Stockholders’ equity	261,538

Total liabilities and stockholders’ equity	$230,478

     The fair value adjustment to stockholders’ equity was calculated as the difference between the historical carrying value of Non-FIG shareholders in BLC and Alterra and their estimated fair value as of September 30, 2005. The fair value was based upon the total number of shares issued by BSL to the Non-FIG

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     Shareholders and valued at the offering price of $19 per share and allocated to BLC and Alterra based upon the fair value of underlying assets and liabilities. Current assets, certain long-term assets, current liabilities, long-term debt and certain long-term liabilities were valued at their historical costs since fair value approximated their costs. Property, plant and equipment, deferred costs, goodwill, deferred gains and deferred lease liability were valued based upon our accounting policies with regards to these asset and liability categories. Fair value for property, plant and equipment was determined utilizing discounted cash flows derived from the operations of the facilities owned or leased within each company. The discount rates and cap rates used in the valuations are deemed by management to represent current market rates. Deferred costs, deferred gains and deferred lease liability were deemed to have no fair value since there is no future benefit or costs associated with these accounts.

Total
Equity
Contribution from Brookdale Facility Group	$231,645
Reclass of minority interest to equity in connection with combination	20,412
Minority step-up in basis	261,538

Stockholders’ equity at September 30, 2005	$513,595

     In June 2005, prior to the formation of BSL, FIT II purchased 50% of the membership interests held by minority members for $50.0 million. In connection with the purchase Alterra recorded a step-up in basis of assets and liabilities related to the purchase to reflect their fair values.
     The combined financial statements include the accounts of Brookdale Living Communities, Inc, (“BLC”) a wholly-owned subsidiary of Fortress Brookdale Acquisition LLC, (“FBA”) and effective December 1, 2003, Alterra Healthcare Corporation (“Alterra” or “Successor Alterra”), a wholly-owned subsidiary of FEBC ALT Investors, LLC (“FEBC”), effective April 5, 2005, Fortress CCRC Acquisition LLC (“Fortress CCRC”), a wholly-owned subsidiary of Fortress Investment Trust II (“FIT II”) and effective June 21, 2005, FIT REN LLC (“FIT REN”), a wholly-owned subsidiary of FIT II (collectively referred to as the “Brookdale Facility Group”). All entities are indirectly controlled by affiliates of FIG and as such are presented on a combined basis due to their common control.
     These combined statements are presented on a combined basis due to that fact that FIG controlled each of BLC, Alterra, Fortress CCRC and FIT REN through its voting, financial and investment control over Fortress Registered Investment Trust (“FRIT”) and FIT II. FRIT owned 50.51% of FBA, which owned 100% and 90.1% of BLC as of December 31, 2004 and August 2005, respectively. FIT II owned 100% of each of Fortress CCRC, FIT REN and FIT-ALT Investor LLC (“FIT-ALT”), which owned 73.49% of FEBC, the indirect parent of Alterra, as of August 2005 (as of December 31, 2004, FIT II owned 50% of FEBC and had the right to appoint a majority of the members of the FEBC board).
     FIG exercises control over FRIT and FIT II through contractual control relationships with, and investment advisory control over, each of FRIT and FIT II. FRIT and FIT II are wholly-owned subsidiaries of Fortress Investment Fund (“FIF”) and Fortress Investment Fund II (“FIF II”), respectively. Pursuant to various agreements, Fortress Fund MM LLC (“Fund MM”) and Fortress Fund MM II LLC (“Fund MM II”), as managing member of FIF and FIF II, respectively, have “the full, exclusive and absolute right, power and authority to manage and control” each of FIF and FIF II, “and the property, assets, affairs, and business thereof.” In addition, “the formulation of investment policy” of FIF and FIF II is “vested exclusively” in each of Fund MM and Fund MM II, and “any and all rights, including voting rights, pertaining to any Portfolio Investments” (as defined in the agreements) “may be exercised only by” each of Fund MM and Fund MM II. In addition, pursuant to these agreements, the control vested in each of Fund MM and Fund MM II is irrevocably delegated to FIG, which serves as the managing member of each of these funds. Finally, FIG, through its wholly-owned subsidiary, FIG Advisors LLC, further exercises control over each of FRIT and FIT II in its capacity as investment advisor of each of these funds.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     As set forth in the preceding paragraphs, since FIG controls more than 50 percent of the voting ownership interest of BLC, Alterra, Fortress CCRC and FIT REN, pursuant to EITF Opinion No. 02-5 Definition of “Common Control” in relation to FASB Statement No. 141, the Company is presenting combined financial statements.
     A summary of the changes in total owners’ equity and minority interests from December 31, 2004 to September 30, 2005 prior to the contribution to BSL is as follows:

	Total
	Owners'	Minority
	Equity	Interests	Total
Balance at December 31, 2004	$40,091	$31,363 (1)	$71,454
Dividends	(34,355)	—	(34,355)
Purchase of non-controlling interest in Alterra	50,000	(2,543)	47,457
Combination of Fortress CCRC LLC and FIT REN LLC	199,423	—	199,423
Issuance of stock in BLC	—	500	500
Vesting of restricted shares	6,399	4,747	11,146
Allocation to minority interest in connection with stock grant	(2,717)	2,717	—
Loss from continuing operations	(26,402)	(16,575)	(42,977)
Discontinued operations	(128)	483	355
Unrealized loss on derivatives	(666)	(280)	(946)

Balance at September 30, 2005 prior to contribution to BSL	$231,645	$20,412	$252,057

(1)	Reconciliation to December 31, 2004 combined balance sheet:

Minority interest per above	$31,363
Minority interest related to unconsolidated joint ventures	36

Minority interest at December 31, 2004	$31,399

Predecessor Presentation
BLC
     BLC was incorporated in Delaware on September 4, 1996 and commenced operations upon completion of its initial public offering which closed on May 7, 1997. During the year ended December 2000, FBA acquired the outstanding stock of BLC in an all cash transaction and Health Partners, a Bermuda exempted partnership (“Health Partners”) agreed to contribute its convertible subordinated note originally due 2009 in exchange for stock of FBA. FBA was owned by FRIT, Health Partners, Fortress Brookdale Investment Fund LLC, and management prior to September 30, 2005. As of December 31, 2004, BLC owned or leased 49 facilities and managed or served as management consultant for 19 facilities for third party and affiliated owners.
     FBA sold 100% of the common stock of the predecessor to BLC, which was also known as Brookdale Living Communities, Inc., or Old Brookdale, to Provident Senior Living Trust (“Provident”) on October 19,

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
2004. Prior to the sale, Old Brookdale distributed certain assets and liabilities to a newly formed subsidiary which was later renamed Brookdale Living Communities, Inc. For financial reporting purposes our operations include that of Old Brookdale prior to and BLC subsequent to the Provident transaction.
Alterra
     Substantially all of the membership interests in FEBC were held by FIT-ALT, a wholly-owned subsidiary of FIT II, Emeritus Corporation (“Emeritus”), and NW Select, LLC prior to September 30, 2005. Alterra owns and operates assisted living residences. As of December 31, 2004, the Successor Alterra operated and managed 300 residences located in 21 states throughout the United States.
     On November 26, 2003, a U.S. Bankruptcy Court entered an order confirming Alterra’s Second Amended Plan of Reorganization. Alterra executed an Agreement and Plan of Merger (“Merger Agreement”) with FEBC, pursuant to which FEBC would acquire 100% of the common stock of the Company upon emergence from the Chapter 11 bankruptcy proceeding. Pursuant to the Merger Agreement, FEBC would pay Successor Alterra $76.0 million of merger consideration, which may be adjusted downward in certain circumstances. FEBC was capitalized with $76.0 million including (i) a $15.0 million senior loan to FEBC from an affiliate of FIT II and (ii) $61.0 million of aggregate equity contributions. FIT II provided approximately 75% of the equity investment to FEBC and is entitled to appoint a majority of the directors of Alterra. Emeritus Corporation and NW Select LLC provided the remaining equity capital to FEBC and is entitled to appoint one director.
     Alterra emerged from bankruptcy on December 4, 2003 (the Effective Date).
     Settlement between Alterra and the committee of unsecured creditors was finalized and approved by the Bankruptcy Court on December 29, 2004, for a total fixed distributable amount of $2.45 million. Payment of the settlement will be made when all unsecured claims are determinable and liquidated. This settlement was included in the fresh start adjustments recognized in 2004 as an increase in current liabilities and an increase in property, plant and equipment.
     On the Effective Date, Alterra adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. For financial reporting purposes, Alterra adopted the provisions of fresh start accounting effective December 1, 2003. In accordance with the principles of fresh start accounting, Alterra has adjusted its assets and liabilities to their fair values as of December 1, 2003. Alterra’s reorganization value was determined to be equal to the cash amount paid for all of the outstanding common stock of Alterra plus the post-emergence liabilities existing at the reorganization date. To the extent the fair value of its tangible and identifiable intangible assets net of liabilities exceeded the reorganization value, the excess was recorded as a reduction of the amounts allocated to property and equipment and leasehold intangibles.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     Alterra’s condensed consolidated balance sheet reflecting the application of fresh start accounting as of December 1, 2003 is summarized as follows ($ in 000’s):

Assets
Current assets:
Cash and cash equivalents	$57,972
Accounts receivable, net	8,014
Assets held for sale	52,537
Prepaid expenses and supply inventory	15,446
Other current assets	8,881

Total current assets	142,850

Property and equipment, net	392,298
Other assets	17,556

Total assets	$552,704

Current liabilities:
Current installments of long-term obligations	$68,951
Current debt maturities on assets held for sale	49,214
Accounts payable	4,880
Accrued expenses	74,777
Other liabilities	12,381

Total current liabilities	210,203

Long-term obligations, less current installments	264,256
Other long-term liabilities	2,245

Total liabilities	476,704

Stockholders’ equity	76,000

Total liabilities and stockholders’ equity	$552,704

     In June 2005, FIT II purchased 50% of the membership interests held by Emeritus and NW Select, LLC for $50.0 million. In connection with the purchase Alterra recorded a step-up in the basis of assets and liabilities related to the purchase to reflect their fair values. A summary of the adjustment is as follows:

Property, plant and equipment	$9,964
Operating leases	31,730
Deferred costs and other, net	(645)

Total Assets	$41,049

Deferred gains	(5,142)
Deferred lease liability	(1,266)

Purchase of minority interest	(2,543)
Total liabilities	(8,951)

Equity	50,000

Total liabilities and equity	$41,049

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
Fortress CCRC Portfolio
     On April 5, 2005, an affiliate of FIT II, Fortress CCRC, purchased eight facilities for a combined purchase price of $210.5 million, including closing costs and including the assumption of $24.4 million, of refundable entrance fee obligations, which were allocated $199.5 million, to real estate and $11.0 million, to lease intangibles.
Prudential Portfolio
     On June 21, 2005, FIT REN purchased eight facilities for an aggregate of $258.0 million, including closing costs, which was allocated as follows: $251.9 million to real estate and $6.1 million to lease intangibles. In connection with the purchase, FIT REN obtained $151.4 million of first mortgage financing. Prior to the acquisition, FIT REN entered into a $170.0 million forward swap of which $151.0 million was attributed to the eight facilities. At closing FIT REN terminated $151.0 million of the forward swap and incurred a loss of $2.4 million. The loss is included in other comprehensive loss and will be amortized as an adjustment to interest expense over the term of the hedged debt.
     On July 22, 2005 FIT REN acquired a ninth facility for $27.9 million located in Santa Monica, CA. At closing, FIT REN terminated the remaining $19.0 million forward swap and incurred a loss of $0.2 million which will be included in other comprehensive income and amortized as an adjustment to interest expense over the term of the hedged debt.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions have been eliminated.
     The financial statements of Brookdale Facility Group (Predecessor Company) are presented on a combined basis, in accordance with GAAP for the periods of January 1, 2005 through September 30, 2005 and for the years ended December 31, 2004 and 2003. For financial reporting purposes the non-controlling shareholders or members (ownership interests other than those controlled by FIG) have been presented as minority interest. Upon consummation of the proposed formation transaction, the minority interests were consolidated as shareholders of BSL and their interest reflected at fair value in accordance with SFAS No. 141 Business Combinations.
Principles of Consolidation
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”). This Interpretation addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (“VIE”) as defined in the Interpretation. A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s losses and/or receive a majority of expected residual returns, if they occur. We elected to adopt FIN 46R as of December 31, 2003 and accordingly, consolidated the entities as of December 31, 2003 in the accompanying financial statements.
     On March 1, 2005 and December 30, 2005, we obtained legal title to four VIE’s (The Meadows of Glen Ellyn, The Heritage of Raleigh, Trillium Place and The Hallmark of Creve Coeur facilities) and one VIE (the Hallmark of Battery Park City), respectively. The five VIE’s were previously consolidated pursuant to FIN 46R, the legal acquisition of the facilities had minimal accounting impact.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)

Facilities	Total Units
(Unaudited)
The Meadows of Glen Ellyn.	234
The Heritage of Raleigh	219
The Hallmark, Battery Park City	217
Trillium Place	216
The Hallmark of Creve Coeur	218

1,104

Investment in Unconsolidated Ventures
     The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered VIE’s as we do not possess a controlling financial interest (note 3).
New Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. This Statement will be effective for us as of January 1, 2006. We adopted SFAS 123R in connection with the granting of our predecessors’ initial stock compensation grant of restricted stock effective August 2005 (note 15).
     In June 2005, the FASB issued EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (‘EITF 04-05”). EITF 04-05 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-05 effective January 1, 2006 and do not expect it to have a significant impact on our consolidated financial statements.
Use of Estimates
     The preparation of the consolidated and combined financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported and disclosures of contingent assets and liabilities in the consolidated balance sheet and accompanying notes. Actual results could differ from those estimates and assumptions.
Cash and Cash Equivalents
     We consider all investments with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
     Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $3.0 million, and $2.9 million as of December 31, 2005 and 2004, respectively. The adequacy of our allowance for doubtful

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.
Revenue Recognition
     Resident Fee Revenue
     Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized health and assisted living care. Residency agreements are generally for a term of 30 days to one year.
     Entrance Fees
     Three facilities have residency agreements which require the resident to pay an upfront fee prior to occupying the facility. Generally we have no further obligation to provide healthcare or reduce the future monthly fee paid by the tenant. In two of our facilities a portion of the entrance fee is refundable and a portion non-refundable. In the third facility the entrance fee is refundable to the resident pro rata over a 67-month period.
     The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident. The refundable portion is generally refundable upon the sale of the unit, or in certain agreements upon the resale of a comparable unit or 12 months after the resident vacates the unit. All refundable amounts due to residents are classified as current liabilities.

	Brookdale Senior Living Inc.
	December 31, 2005
	Refundable	Nonrefundable
	Current	(Deferred
	Liabilities	Revenue)	Total
Balance at October 1, 2005	$25,257	$682	$25,939
Additions	1,513	486	1,999
Other	4,991	—	4,991
Amortization	(3)	(12)	(15)
Refunds	(1,065)	—	(1,065)

Balance at December 31, 2005	$30,693	$1,156	$31,849

	Brookdale Facility Group
	(Predecessor Company)
	September 30, 2005
	Refundable	Nonrefundable
	Current	(Deferred
	Liabilities	Revenue)	Total
Beginning balance in April 2005 (assumed at closing)	$24,397	$—	$24,397
Additions	2,530	700	3,230
Amortization	—	(18)	(18)
Refunds	(1,670)	—	(1,670)

Balance at September 30, 2005	$25,257	$682	$25,939

     Management Fee Revenue
     Management fee revenue is recorded as services provided to the owners of the facilities. Revenues are determined by an agreed upon percentage of gross revenues (as defined).

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
Cash and Investments — Restricted
     Cash and investments — restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following:

	Brookdale	Brookdale Facility
	Senior Living	Group (Predecessor
	Inc.	Group)
	December 31,	December 31,
	2005	2004
Current:
Real estate taxes	$10,385	$8,281
Tenant security deposits	12,241	5,089
Replacement reserve and other	14,688	3,139
Construction loan collateral	—	4,019

Subtotal	37,314	20,528

Non-current:
Collateral deposit for interest rate swaps	3,966	8,004
Insurance reserves	17,633	17,918
Debt service reserves	2,500	1,537

Subtotal	24,099	27,459

Total	$61,413	$47,987

     Eight facilities located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act. As of December 31, 2005 and 2004, required deposits were $13.5 million and $8.5 million, respectively, all of which were made in the form of letters of credit.
Assets Held for Sale
     We record an impairment loss on facilities held for sale whenever their carrying value cannot be fully recovered through the estimated cash flows, including net sale proceeds. The amount of the impairment loss recognized is the difference between the carrying value and the estimated fair value less costs to sell. Our policy is to consider a facility to be held for sale when we have committed to a plan to sell such facility and active marketing activity has commenced or it is expected to commence in the near term. Depreciation is suspended during the period the assets are held for sale.
Income Taxes
     Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     Fortress CCRC and FIT REN are limited liability companies and as such the liability for such taxes is that of the members. Accordingly, for purposes of the combined statements, no provision for Federal and state income taxes has been included for these entities.
Property, Plant and Equipment
     Property, plant and equipment are carried at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life, or if the renovations or improvements are made with respect to facilities subject to an operating lease, over the shorter of the estimated useful life of the renovations or improvements, or the term of the operating

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
lease. Facility operating expenses excludes depreciation and amortization directly attributable to the operation of the facility.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Long-Lived Assets to Be Disposed, we will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets. Impairment losses will be measured as the difference between carrying value and fair value of assets.
     We allocate the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions SFAS No. 141, Business Combinations. In making estimates of the fair values of the tangible and intangible assets for purposes of allocating purchase price, we consider information obtained about each property as a result of its pre-acquisition due diligence, marketing, leasing activities and independent appraisals.
     We allocate a portion of the purchase price to the value of leases acquired based on the difference between the facilities valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes estimates of lost rentals during the lease-up period and estimated costs to execute similar leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.
     Depreciation is provided on a straight-line basis over the estimated useful lives of assets, which are as follows:

Asset Category	Estimated Useful Life
Buildings and improvements	40 years
Leasehold intangibles and improvements	1 - 18 years
Furniture and equipment	3 -- 7 years
Resident lease intangibles	1 - 2 years
Deferred Costs
     Deferred financing and lease costs are recorded in other assets and amortized on a straight-line basis, which approximates the level yield method, over the term of the related debt or lease.
Fair Value of Financial Instruments
     Cash and cash equivalents, cash and investments-restricted and variable rate debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term fixed rate debt using a discounted cash flow analysis based upon our current borrowing rate for debt with similar maturities. As of December 31, 2005 and 2004, the fair value of fixed rate debt approximates its book value.
Derivative Financial Instruments
     In the normal course of business, we use a variety of financial instruments to manage or hedge interest rate risk. We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. All derivative instruments are recognized as either assets or liabilities in the consolidated and combined balance sheet at fair value. The change in mark-to-market of the value of the derivative is recorded as an adjustment to income or other comprehensive income (loss) depending upon whether it has been designated and qualifies as part of a hedging relationship.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     We do not enter into derivative contracts for trading or speculative purposes. Furthermore, we have a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.
Goodwill
     Goodwill relates to the minority step-up in basis in connection with the formation transaction and FBA’s acquisition of BLC in 2000 at December 31, 2005 and 2004, respectively. This cost is not amortized and we perform an annual impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We will record impairment losses on the goodwill acquired when events and circumstances indicate that the asset might be impaired. Impairment losses are measured as the difference between carrying value and fair value of our net assets.
     As more fully described in note 11, we sold certain facilities to which we had allocated the goodwill based upon the relative fair values at the point in time that the original goodwill arose. Included in the deferred gain calculation is the write-off of $35,689 of goodwill associated with the facilities sold.
Self-Insurance Liability Accruals
     We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed facilities under a master insurance program, our current policy provides for deductibles of $1.0 million for each and every claim. As a result, we are self-insured for most claims. In addition, we maintain a self-insured workers compensation program and a self insured employee medical program, for amounts below excess loss coverage amounts, as defined. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actual valuations, third party administrator estimates, consultants, advice form legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.
Dividend
     On March 14, 2006, our Board of Directors declared a quarterly cash dividend of our common stock of $0.35 per share, or an aggregate of $23.2 million for the quarter ended March 31, 2006. The $0.35 per share dividend is payable on April 14, 2006 to holders of record of our common stock on March 31, 2006. On December 15, 2005, our Board of Directors declared a quarterly cash dividend of our common stock of $0.25 per share, or an aggregate of $16.5 million for the three months ended December 31, 2005. The $0.25 per share dividend is payable on January 16, 2006 to holders of record of our common stock on December 30, 2005.
     On September 30, 2005, our board of directors declared a dividend of $0.25 per share of our common stock, or an aggregate of $14.4 million, for the three months ended September 30, 2005, which we paid on October 7, 2005.
     In June 2005, prior to the formation of BSL, FIT II declared and paid a $20.0 million dividend to FIG.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments net of any related income tax effect. Net loss equals comprehensive loss for the

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
years ended December 31, 2004 and 2003. Comprehensive loss for the three months ended December 31, 2005 and nine months ended September 30, 2005 equals $22.1 million and $27.2 million, respectively.
Earnings Per Share
     The company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income/(net loss) by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of restricted stock grants issued during 2005. Common stock grants are excluded from the computation of diluted earnings per share for the period from October 1, 2005 to December 31, 2005 of their effect is anti-dilutive. The weighted average restricted stock grants excluded from the calculations of diluted net loss per share were 2.1 million for the year ended December 31, 2005.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the period from October 1, 2005 to December 31, 2005:

Numerator:
Net loss	$(24,456)

Denominator:
Basic and diluted loss per share:
Weighted average common shares outstanding	59,710

Basic and diluted loss per share	$(0.41)

     We have excluded the earnings (loss) per share data for the nine months ended September 30, 2005 and years ended December 31, 2004 and 2003. We believe these calculations are not meaningful to investors due to the different ownership and legal structures (e.g., corporation and limited liability companies) of the various entities prior to the combination transaction on September 30, 2005.
Advertising Costs
     Advertising costs are expensed as incurred and were $1.6 million for the period from October 1, 2005 to December 31, 2005, $4.6 million for the nine months ended September 30, 2005 and $6.0 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively.
Facility Leases
     We, as lessee, make a determination with respect to each of the facility leases whether they should be accounted for as operating leases or capital leases. We base our classification criteria on estimates regarding the fair value of the leased facility, minimum lease payments, our effective cost of funds, the economic life of the facility and certain other terms in the lease agreements. Facilities under operating leases are accounted for in our statement of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred. For facilities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale lease back transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     All of our leases contain fixed or formula based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, we recognize all rent-free or rent holiday periods in operating leases on a straight-line basis over the leased term, including the rent holiday period.
     A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows:

	Brookdale
	Senior Living	Brookdale Facility Group
	Inc.	(Predecessor Company)
	For the Period	For the Period
	from October 1,	from January 1,	For the Years Ended
	2005 to	2005 to	December 31,
	December 31,	September 30,
	2005	2005	2004	2003
Cash basis payment	$43,744	$129,781	$97,669	$30,181
Straight-line expense	5,895	17,857	4,588	1,102
Amortization of deferred gain	(1,152)	(6,786)	(2,260)	(539)

Facility lease expense	$48,487	$140,852	$99,997	$30,744

Sale Leaseback
     Sale leaseback accounting is applied to transactions in which a residence is sold and leased back from the buyer. Under sale leaseback accounting, we remove the property and related liabilities from the balance sheet. Gain on the sale is deferred and recognized as a reduction of rent expense for operating leases and a reduction of amortization expense for capital leases.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.
3. Investment in Unconsolidated Ventures
GFB-AS Investors, LLC
     On January 30, 2001, BLC acquired a 45% interest in GFB-AS Investors, LLC (“GFB”), a Delaware limited liability company, and GFB, in turn, acquired management contract rights, loans receivable, and the equity interests in the general partners of various partnerships (the “GC Property Partnerships”) previously owned or controlled by affiliates of Grand Court Lifestyles, Inc. Each GC Property Partnership owns a senior housing facility (the “GC Facilities”).
     The total initial investment in GFB was $12.8 million, of which our share was $5.7 million. On September 7, 2002, GFB purchased a portion of the limited partners’ interests in 15 of the GC Property Partnerships. The members contributed an additional $2.6 million to fund these purchases of which the Company’s share was $1.1 million. Our investment in GFB was funded from the proceeds of a loan made by our majority shareholder which bore interest at 15% per annum. We accounted for GFB’s limited partner interests in the GC Property Partnerships under the equity method of accounting.
     On May 29, 2003, we purchased the remaining 55% interest in GFB for $10.5 million, all of which was funded by additional loans made by the shareholders of FBA. The existing loan to the majority shareholder was amended and restated in connection with the transaction and a restatement fee (as defined) of $0.9 million incurred and included in interest expense in the accompanying consolidated statement of operations.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     We incurred interest totaling $1.1 million and $3.4 million on the shareholder loans for the years ended December 31, 2004 and 2003, respectively.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     For financial reporting purposes, the assets acquired and liabilities assumed, as well as the results of operations of GFB subsequent to May 29, 2003, are included in our consolidated financial statements. We accounted for our investment in GFB under the equity method prior to that date due to lack of control. The portion of the purchase price allocated to GFB’s assets is included in other long-term assets in the accompanying combined balance sheets.
     As of December 31, 2005, 2004 and 2003, we have management consulting and supervisory agreements with 3, 3 and 19 GC Facilities, respectively, providing for a fee payable in the amount of 2.8% of the gross revenues. Fees from the GC Facilities totaled $0.1 million for the three months ended December 31, 2005, $0.3 million for the nine months ended September 30, 2005 and $0.8 million and $2.4 million for the years ended December 31, 2004 and 2003, respectively.
     During the three months ended March 31, 2004, 14 GC Property Partnerships in which GFB had general and limited partnership interests, sold the facilities to Ventas, Inc. (note 9). Upon the sale of the 14 GC Facilities and one additional GC Facility, we received approximately $9.2 million from our investment in loans receivable and $4.0 million from our general and limited partnership interests. We did not recognize any gain or loss related to these transactions.
Brookdale Senior Housing, LLC
     On November 27, 2002, we purchased The Heritage at Gaines Ranch, a 208-unit facility located in Austin, Texas (“Austin”), The Heritage of Southfield, a 217-unit facility located in Southfield, Michigan (“Southfield”), and The Devonshire of Mt. Lebanon, a 218-unit facility located in Mt. Lebanon (Pittsburgh), Pennsylvania (“Mt. Lebanon”) which were developed and managed for third party owners. The total purchase price included cash of $41 plus the assumption of all liabilities, including $76.1 million of first mortgage loans and $13.4 million of mezzanine financing.
     The first mortgage notes payable totaling $76.1 million were originally due September 26, 2002 and March 11, 2003. The mortgage loans were cross-collateralized and partially guaranteed by BLC. Upon the non-payment of the mortgage loans due September 26, 2002, the first mortgage lender declared an event of default and accelerated the due date on the remaining loan.
     We reached an agreement with the first mortgage lender on August 8, 2003 to restructure the first mortgage loans which gave us the right to payoff the first mortgage loans at an agreed upon amount on or before December 31, 2003. For the period November 1, 2002, through August 8, 2003 the lender retained all rental receipts and we paid certain of the facilities operating expenses. The agreement also provided, among other things, for the first mortgage lender to forbear with respect to the acceleration notices and interest to accrue on the loan balances at the stated rate of LIBOR plus 3%. The mezzanine loans related to the Austin and Southfield facilities also matured on September 26, 2002 and we reached an agreement with the subordinated lender to forbear on all claims until February 1, 2004.
     On September 30, 2003, we formed the Brookdale Senior Housing, LLC joint venture (“Venture”) with a third party (“Venture Partner”) and effectively sold 75% of our interest in the Southfield and Mt. Lebanon facilities. The Venture owns the Southfield and Mt. Lebanon facilities and provided mezzanine financing for the Austin facility. The Venture was capitalized with $66.3 million of cash of which $144 was contributed by us and the balance of $66.2 million from the Venture Partner in the form of $35.8 million of equity and $30.3 million first mortgage financing. The first mortgage loans are secured by the Southfield and Mt. Lebanon facilities payable interest only at the rate of 6.75% through September 30, 2008 and 7.25% through maturity on October 1, 2009. The difference between the carrying amount of this investment and the value of the underlying equity is amortized as an adjustment to earnings from unconsolidated joint ventures.
     The Venture made a $12.7 million mezzanine loan to the Austin facility payable interest at the rate of all available cash flow, as defined, and entitled the Venture to receive all appreciation in the facility. In addition,

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
the Venture Partner made a first mortgage loan of $16.4 million secured by the Austin facility and on the same terms as the Southfield and Mt. Lebanon first mortgage loans.
     The Venture agreement provides that all operating cash flow is distributed to the Venture Partner until they receive a 16% cumulative preferred return and then 60% to the Venture Partner and 40% to us. Sale or refinancing proceeds are to be distributed first to the Venture Partner until they receive their cumulative preferred return; second to the venture partner until they receive the return of their contributed equity; and then 60% to the Venture Partner and 40% to us. Additional capital contributions, if any, are to be contributed 75% by the Venture Partner and 25% by us.
     In connection with the sale of its interest in the Southfield and Mt. Lebanon facilities to the Venture, we received net proceeds of $51.6 million, which resulted in a loss on the sale of $24.5 million. The Company used the proceeds to repay the existing first mortgage and mezzanine loans on the Southfield, Mt. Lebanon and Austin facilities and recognized a gain on extinguishment of debt of $12.5 million, net of closing costs.
     We manage the facilities for a fee equal to 5% of gross revenues. Under certain limited circumstances the venture partner has the right to terminate the management agreement.
     Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, are as follows:

	2005	2004	2003
Statement of Operations Data:
Total revenue	$11,179	$10,701	$3,977

Expenses:
Facility operating	8,897	8,162	2,047
Depreciation and amortization	1,629	2,216	690
Interest expense	2,049	2,049	522
Interest income	(2,035)	(1,602)	(423)
Other expense	—	81	168

Total expense	10,540	10,906	3,004

Net income (loss)	$639	$(205)	$973

	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$444	$1,017
Mezzanine loan receivable	12,739	12,739
Property, plant and equipment, net	49,245	50,777
Other	1,455	1,131

Total assets	$63,883	$65,664

Accounts payable and accrued expenses	$1,555	$1,631
Long-term debt	30,355	30,355
Members’ equity	31,973	33,678

Total liabilities and members’ equity	$63,883	$65,664

Members’ equity consists of:
Invested capital	$35,973	$35,973
Cumulative net income (loss)	400	(239)
Cumulative distributions	(4,400)	(2,056)

Members’ equity	$31,973	$33,678

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
4. Property, Plant and Equipment
     Property, plant and equipment consist of the following as of December 31:

		Brookdale
		Facility
	Brookdale	Group
	Senior Living	(Predecessor
	Inc.	Company)
	2005	2004
Land	$133,280	$44,062
Buildings and improvements	1,212,986	463,490
Furniture and equipment	71,155	40,083
Resident and operating lease intangibles	62,166	9,658

	1,479,587	557,293
Accumulated depreciation and amortization	(70,855)	(33,674)

Property, plant and equipment, net	$1,408,732	$523,619

5. Assets Sold or Held for Sale
     For the nine months ended September 30, 2005 and year ending December 31, 2004, five and thirteen facilities were sold or disposed, none and two land parcels were sold and approximately $0.8 million and $6.7 million in debt was repaid, respectively. As of December 31, 2005, we have no assets held for sale. We have presented separately as discontinued operations in all periods, the results of operations for all consolidated assets disposed of or held for sale.
     The following table represents operating information included in the loss on discontinued operations in the consolidated statements of operations are as follows:

	Brookdale Facility Group
	(Predecessor Company)
	For the Period
	from January 1,
	2005 to	For the Years Ended
	September 30,	December 31,
	2005	2004	2003
Revenues	$4,676	$15,265	$2,669
Operating expenses	5,642	16,533	3,059

Operating loss	(966)	(1,268)	(390)
Loss on debt extinguishment	—	—	(580)
Gain (loss) on sale or disposal of residences	1,321	65	(102)
Benefit for income taxes	—	481	429

Income (loss) on discontinued operations before minority interest	355	(722)	(643)
Minority interest	(483)	361	321

Loss on discontinued operations	$(128)	$(361)	$(322)

6. Other Assets
     Other assets are comprised of deferred financing costs, net, employee loan receivable (note 13), and other.
7. Debt
Line of Credit Agreement
     As of December 31, 2005 and 2004, we had an available unsecured line of credit of $23.5 million and $18.6 million ($13.5 million and $8.6 million is only available for certain letters of credit), and there were no borrowings outstanding. Borrowings under the line of credit accrue interest at the prime rate plus 1.00% (prime rate 7.25% and 5.25% at December 31, 2005 and 2004). We pay a quarterly fee of 1/8% per annum on the unused amounts under the lines of credit. Pursuant to the terms of the credit agreement, we must maintain certain debt service coverage ratios. The line of credit was terminated on February 10, 2006 (note 17).

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     As of December 31, 2005 and 2004, we had additional outstanding letters of credit totaling $6.6 million and $3.3 million with other financial institutions to secure our obligations under self-insured retention risks and required lease deposits. The total amount of letters of credit outstanding as of December 31, 2005 and 2004 were $31.0 million and $15.7 million.
Long-term Debt, Capital Leases and Financing Obligations
     Long-term debt, capital leases and financing obligations consist of the following:

		Brookdale
	Brookdale	Facility
	Senior	Group
	Living	(Predecessor
	Inc.	Company)
	December 31,
	2005	2004
Mortgage notes payable due 2008 through 2012 weighted average interest at rates of 5.55% in 2005 (weighted average interest rate 6.42% in 2004)	$70,422	$24,578
Mortgages payable, due from 2005 through 2037; weighted average interest rate of 9.12% in 2005 (weighted average interest rate of 6.46% in 2004)	74,704	75,903
$150,000 Series A and $32,000 Series B (repaid from initial public offering proceeds in November 2005) notes payable, secured by development properties, bearing interest at LIBOR plus 3.05% and 5.60%, respectively (weighted average rate 3.50%), payable in monthly installments of interest only, with an initial maturity date of April 1, 2008 and 50% guaranteed by BLC(a)	150,000	—
Construction and mezzanine loans payable secured by development properties consolidated pursuant to FIN 46R bearing interest at rates ranging from LIBOR plus 2.30% to LIBOR plus 3.50% (floor of 5.50%) and 15.65%-19.50%, respectively, payable in monthly installments and $153,567 guaranteed by BLC (b)	—	179,248
Mortgages payable due 2012, weighted average interest rate of 5.38%, payable interest only through June 2010 and payable in monthly installments of principal and interest through maturity in June 2012 secured by the FIT REN portfolio	171,000	—
Mortgages payable due 2010, bearing interest of LIBOR plus 3%, payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC portfolio	105,756	—
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae, due 2032 secured by the Chambrel portfolio, payable interest only until maturity plus required deposits to sinking fund	100,841	—
Capital and financing lease obligation payable through 2020; weighted average interest rate of 11.83% in 2005 (weighted average interest rate of 11.48%)	66,284	66,284
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Serial and term revenue bonds maturing serially from 2003 through 2013; interest rate of 7.36% in 2004 (repaid January 2006)	2,555	2,865
Notes payable to former joint venture partners bearing interest rates at 9.0%.	—	9,420

Total debt	754,301	371,037
Less current portion	132	3,888

Total long-term debt	$754,169	$367,149

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)

(a)	The notes can be extended to two one-year terms based on meeting certain covenants.

(b)	Includes first mortgage and mezzanine loan payable to an affiliate of FIG with a balance, including accrued long-term interest, of $51,238 and $14,458, respectively, at December 31, 2004 originally due December 31, 2005. The first mortgage loan was guaranteed by BLC and bore interest at LIBOR plus 2.70% payable interest only monthly and net cash flow (as defined). The mezzanine loan accrued interest at 19.5% payable at maturity.

In connection with the Provident transaction BLC posted $4,000 in an interest bearing account as collateral for one construction loan maturing March 2005. Upon completion of the refinancing the collateral was released.

(c)	Certain of our debt agreements require us to maintain financial ratios, including debt service coverage and occupancy ratios and are guaranteed by us.
     The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2005 are as follows:

Year Ending December 31,	Amount
2006	$132
2007	71,233
2008	150,025
2009	17,851
2010	129,997
Thereafter	385,063

$754,301

     Substantially all the property, plant and equipment has been pledged as collateral for the outstanding debt, capital lease and financing obligations.
8. Derivative Financial Instruments
     We recorded $37.3 million of interest rate swaps and $97.3 million of forward-starting interest rate swaps when we consolidated the developmental facilities in accordance with FIN 46R on December 31, 2003. Upon consolidation, we recorded a cumulative effect of a change in accounting principle resulting in a loss of $13.2 million, net of income taxes, which was the fair value of the swaps on the date of consolidation. Subsequent changes in the fair market of these derivative instruments are recorded in the statement of operations.
Interest Rate Swaps
     The interest rate swap agreement that converts $37.3 million of our floating-rate construction debt to a fixed-rate basis of 5.19% through maturity on April 1, 2005. The market value of the fair value hedge at December 31, 2004 was a liability of $.2 million, which is included in other current liabilities.
Forward Interest Rate Swaps
     We had four 10-year forward interest rate swaps to fix $97.3 million of forward interest rate swaps at 7.03%-7.325% with a maturity date of August 2012 to March 2013. In May 2004, the Company extended the termination dates to June 2006. The terms of the forward interest rate swaps required the Company to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The fair value of the forward interest rate swaps at December 31, 2004 was a liability of $17.9 million. Included in cash and investments-restricted at December 31, 2004 is a deposit of $8.0 million to collateralize our swap obligations.
     On March 30, 2005, we terminated the $97.3 million forward interest rate swaps and incurred a termination payment of $15.8 million, including accrued interest of $1.7 million, which was funded in part by

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
a $10.0 million unsecured loan bearing interest payable monthly at prime plus 1% and principal payable in quarterly installments of $.5 million commencing July 1, 2005 and maturing March 31, 2007. The loan was repaid in November 2005 from initial public offering proceeds.
Interest Rate Swaps
     In March 2005, we entered into interest rate swaps with a notional amount of $182.0 million to hedge floating rate debt where we pay an average fixed rate of 4.64% and receive 30-day LIBOR from the counterparty. The interest rate swaps are comprised of a $145.0 million notional amount for seven years and a $37.0 million notional amount for three years. In connection with the swaps, we posted approximately $2.3 million as cash collateral, which was released March 10, 2006, with the counterparty and are required to post additional cash collateral based on changes in the fair value of the swaps. The swaps are recorded as cash flow hedges.
     On March 28, 2005, we entered into a seven-year $70.0 million interest rate swap with Merrill Lynch Capital Services, Inc., to hedge Alterra’s $72.2 million floating rate debt, pursuant to which we pay a fixed rate of 4.70% and receive 30-day LIBOR. The interest rate swap is treated as a cash flow hedge.
     In March 2005, in connection with the proposed acquisition of the Prudential Portfolio, we entered into a $170.0 million five-year forward interest rate swap to hedge the anticipated floating-rate debt under which we paid 4.6375% and received 30-day LIBOR from the counterparty. In connection with the acquisition of eight facilities in June 2005 and one facility in July 2005, we obtained fixed-rate debt and terminated $151.0 million and $19.0 million of the forward interest rate swap and paid $2.4 million and $0.2 million, respectively. The termination of the swap is recorded as a component of other comprehensive loss and amortized as additional interest expense over the term of the debt.
     In December 2004, in connection with the acquisition of the Fortress CCRC Portfolio, we entered into a $120.0 million three-year forward interest rate swap to hedge floating-rate debt where we pay 3.615% and receive 30-day LIBOR from the counterparty. In connection with the acquisition, we obtained $105.8 million of first mortgage debt. Accordingly, $105.8 million of the interest rate swap is treated as a cash flow hedge with fair value adjustments recorded as a component of other comprehensive income in the combined balance sheet and $12.2 million is marked to market and recorded as an adjustment to earnings.
     In connection with the purchase of the Chambrel Portfolio (note 16) we assumed interest rate caps with an aggregate notional amount of $100.8 million, a strike price of 6.0% and a maturity date of November/December 2007.
     The fair value of the outstanding swaps are included in other current assets and other current liabilities with the corresponding fair value included as a separate component of stockholders’ equity.
     For the three months ended December 31, 2005, nine months ended September 30, 2005 and for the year ended December 31, 2004 an adjustment to interest expense was recorded for $(0.1) million, $4.0 million and $3.2 million, respectively, the majority of which resulted from the change in the fair value of interest rate and forward starting interest rate swaps not previously designated as hedging instruments.
     At December 31, 2005, we have interest rate swaps outstanding with an aggregate notional amount of $370.0 million and a fair value of $4.0 million.
Interest Rate Caps
     We had interest rate caps with notional amounts of approximately $62.3 million and approximately $15.0 million and strike prices of 6.35% and 6.58% that expired at June 1, 2009 and December 1, 2004, respectively. The interest rate caps were assigned to Provident in October 2004. Pursuant to the terms of our

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
lease with Provident, the floating rate adjustment we are required to pay is limited to the rate under the assumed interest rate caps.
9. Accrued Expenses
     Accrued expenses at December 31, comprise of the following:

		Brookdale
	Brookdale	Facility Group
	Senior Living	(Predecessor
	Inc.	Group)
	2005	2004
Accrued salaries and wages	$14,350	$13,521
Accrued interest	4,078	3,622
Accrued insurance reserves	12,877	15,795
Accrued real estate taxes	12,088	11,877
Accrued income taxes	314	2,173
Accrued vacation	6,169	5,406
Accrued professional fees	3,045	2,936
Accrued lease payable	7,202	6,614
Other	25,269	15,389

Total	$85,392	$77,333

10. Income Taxes
     The (provision) benefit for income taxes is comprised of the following:

	Brookdale
	Senior	Brookdale Facility Group
	Living Inc.	(Predecessor Company)
	For the Period	For the Period
	from October 1,	from January 1,
	2005 to	2005 to	For the Years Ended
	December 31,	September 30,	December 31,
Federal:	2005	2005	2004	2003
Current	$—	$540	$(5,032)	$—
Deferred	—	—	(2,895)	340

	—	540	(7,927)	340
	[a]a [a]aa[a]
State:
Current	(150)	(293)	(2,368)	(127)
Deferred	—	—	(335)	77

	(150)	(293)	(2,703)	(50)

Total	$(150)	$247	$(10,630)	$290

     A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows:

	Brookdale
	Senior	Brookdale Facility Group
	Living Inc.	(Predecessor Company)
	For the Period	For the Period
	from October 1,	from January 1,
	2005 to	2005 to	For the Years Ended
	December 31,	September 30,	December 31,
	2005	2005	2004	2003
Tax (provision) benefit at U.S. Statutory Rate	$8,507	15,079	3,721	1,241
Variable interest entities (VIE’s)	(244)	(2,210)	(10,342)	—
Valuation allowance	(8,728)	(10,299)	(3,491)	—
State taxes, net of federal income tax	632	1,120	(1,444)	73
Other, net	(317)	(3,443)	926	(1,024)

Total	$(150)	$247	$(10,630)	$290

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     As discussed in note 2, we adopted FIN 46R as of December 31, 2003 and consolidated the VIE’s for financial reporting purposes. For Federal and state income tax purposes, we were not historically the legal owner of the entities and were not entitled to receive tax benefits generated from the losses associated with these VIE’s. The Company did obtain legal title to four of the facilities on March 1, 2005 and the remaining facility on December 30, 2005.
     Significant components of our deferred tax assets and liabilities at December 31, are as follows:

		Brookdale
	Brookdale	Facility Group
	Senior Living	(Predecessor
	Inc.	Company)
	2005	2004
Deferred income tax assets:
Operating loss carryforwards	$50,104	$34,106
Prepaid revenue	1,346	1,171
Accrued expenses	18,184	10,650
Property, plant and equipment	—	13,829
Fair value of swaps (a cumulative effect of a change in accounting principle in 2003, note 8)	2,288	6,833
Deferred gain on sale leaseback	18,231	41,186
Other	9,615	2,332

Total gross deferred income tax asset	99,768	110,107
Valuation allowance	(47,511)	(89,282)

Net deferred income tax assets	52,257	20,825

Deferred income tax liabilities:
Property, plant and equipment	(86,090)	(12,352)
Investment in Brookdale Senior Housing, LLC	(5,353)	(5,402)
Other	(2,503)	(3,071)

Total gross deferred income tax liability	(93,946)	(20,825)

Net deferred income tax liability	$(41,689)	$—

     As described in note 1, BSL was formed by the exchange of common shares or membership interests in entities controlled by FIG. In connection with the transaction the assets and liabilities of the Non-FIG Shareholders were recorded at their respective fair values for financial reporting purposes. The assets and liabilities were recorded at carryover basis for Federal income tax purposes. The difference between the basis recorded for financial reporting purposes and the basis recorded for Federal income tax purposes is reflected as a deferred tax liability. As a result of the transaction, we have determined that it is more likely than not that we will recognize certain deferred tax assets and have adjusted our valuation allowance to $38.7 million at September 30, 2005. In accordance with SFAS No. 109, the reduction in the allowance was reflected in the fair value adjustments described in note 1. During the fourth quarter 2005, the deferred tax assets increased $8.7 million and the valuation allowance was increased for the same amount. The valuation allowance is $47.5 million at December 31, 2005.
     As of December 31, 2005, BSL had operating net operating loss carryforwards of approximately $128.5 million, which are available to offset future taxable income, if any, through 2025. The formation of BSL constituted an ownership change under Section 382 of the Internal Revenue Code, as amended. As a result, BSL’s ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.
     At December 31, 2004, BLC has net operating loss carryforwards for Federal and state income tax purposes of approximately $13,611 and $19,331, respectively, which are available to offset future taxable income, if any, through 2024. We have recorded a valuation allowance due to uncertainties regarding our ability to utilize these losses in the future.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     As described in note 11, in 2004 we sold the stock of BLC to Provident who assumed BLC’s income tax positions resulting in a non-taxable gain for income tax purposes. For financial reporting purposes we recorded a deferred tax asset of $41.2 million from the gain. Included in the deferred gain on sale leaseback is a net deferred tax liability of $51.7 million assumed by Provident comprised primarily of deferred tax liabilities related to the stock sale, net of operating loss carryforwards and related valuation allowance.
     In connection with fresh start accounting, Alterra’s assets and liabilities were recorded at their respective fair market values. Deferred tax assets and liabilities were recognized for the tax effects of the difference between the fair values and the tax bases of Alterra’s assets and liabilities. In addition, deferred tax assets were recognized for the future use of net operating losses. The valuation allowance established to reduce deferred tax assets as of December 31, 2004 was $28.4 million. The reduction in this valuation allowance relating to net deferred tax items existing at the Effective Date will increase additional paid in capital. At December 31, 2004, Alterra increased additional paid-in capital by $4.8 million as a result of a reduction in valuation allowance related to net deferred tax assets not benefited under fresh-start accounting, but realized in the year ended December 31, 2004. During 2005, Alterra reduced additional paid-in capital by $0.9 million due to a reversal of the valuation allowance, related to net deferred tax asset.
     The reorganization of Alterra constituted an ownership change under section 382 of the Internal Revenue Code. The use of any of its net operating losses generated prior to the ownership change that are not reduced pursuant to the provisions discussed above will be subject to an overall annual limitation of approximately $3.6 million. Further utilization of net operating losses can be achieved by increasing the net operating loss limitation (under section 382) for recognized built-in gains. During 2004, Alterra increased the section 382 limitation by $63.3 million as a result of recognizing built-in gains.
     Alterra has approximately $71.3 million of net operating losses subject to the section 382 limitation and $6.2 million of regular net operating loss carryforwards at December 31, 2004. Any unused net operating loss carryforwards will expire commencing in years 2021 through 2023.
11. Facility Operating Leases
     We have entered into sale leaseback and lease agreements with certain real estate investment trusts (REITs). Under these agreements we either sell facilities to the REIT or enter into a long-term lease agreement for such facilities. The lease terms vary from 10 to 20 years and include renewal options ranging from 5 to 30 years. We are responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of our lease arrangements are structured as master leases. Under a master lease, we lease numerous facilities through an indivisible lease. We typically guarantee our performance and the lease payments under the master lease and are subject to net worth, minimum capital expenditure requirements per facility per annum and minimum lease coverage ratios. Failure to comply with these covenants could result in an event of default.
Ventas Portfolio
     During the first quarter of 2004, the limited partnerships that owned 14 GC Facilities (1,994 units), in which GFB had general and limited partnership interests, sold the facilities to Ventas, Inc. (“Ventas”) and we entered into an operating lease agreement to lease the facilities from Ventas for an initial aggregate annual lease rate of $10,598 (the “Ventas Lease”). The Ventas Lease has an initial term of 15 years with our right to extend for up to two 10-year periods and is guaranteed by BLC. We also have the right to purchase the facilities in year 15 at the greater of the fair market value or a stated minimum purchase price.
     On May 13, 2004, we amended the operating lease agreement with Ventas to include a 221-unit facility with an initial annual lease rate of $3.5 million except that we do not have a purchase option. On October 19, 2004, the Ventas Lease was amended to provide for: (i) annual escalations of the greater of 2.0% (increased from 1.5%) or 75% of the CPI increase and, (ii) a purchase option in year 15 (from year 10) of the lease.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     In May 2005, the Ventas Lease was amended to provide for a security deposit of $7.2 million (increased from $1.2 million) which is in the form of letters of credit.
Provident Portfolio
     On October 19, 2004, FBA sold the stock of BLC to Provident Senior Living Trust (“Provident”). On June 7, 2005, Ventas acquired Provident. Prior to the sale, BLC distributed all the assets and liabilities, except for the real estate of 21 owned facilities (4,474 units/beds) and related property debt, certain other mezzanine loans and the unsecured line of credit, to a new entity representing the continuing BLC entity. In connection with the stock sale, Provident assumed BLC’s income tax positions.
     In October and December 2004, Alterra sold 38 (1,732 units/beds) and nine facilities (613 units/beds), respectively, to Provident.
     The aggregate sales price was $982.8 million including transaction costs, assumed debt and other liabilities. Simultaneously with the closing, we entered into an operating lease agreements to lease back the facilities, resulting in the gain on the sale of $130.8 million being deferred and amortized over the initial lease term. In addition, we recognized a gain of $1.1 million on the assumption of the mezzanine loans. A summary of the deferred gain is as follows:

Sales price	$982,798
Net carrying value	(856,339)
Transaction costs	(11,663)
Goodwill write-off	(35,689)
Net deferred tax liability assumed by Provident (note 10)	51,669

Deferred gain	$130,776

Proceeds from the sale were distributed as follows:
Sales price	$982,798
Assumption of debt and accrued interest	(461,248)
Assumption of mezzanine loans and unsecured line of credit	(114,202)
Transaction costs, net	(10,494)
Lease security deposit	(20,000)
Dividend to shareholders	(254,577)

Net working capital retained	$122,277

     BLC’s operating lease has an initial term ending on December 31, 2019, with our right to extend for up to two 10-year periods and is guaranteed by BLC. The lease rate can be adjusted for changes in interest rates on variable rate mortgages assumed by the lessor and increases annually starting on January 1, 2006 by the lesser of 3% or four times the percentage increase in CPI.
     Alterra’s operating lease has an initial term ending on October 31, 2019 with our right to extend for two five-year periods and is guaranteed by Alterra. The lease increases annually by the lesser of 2.5% or four times the percentage increase in CPI.
     In connection with the transaction, FBA made a $20.0 million lease security deposit in an interest bearing account at the time of closing and Alterra has agreed to deposit 50% of excess cash flow until the security deposit is $10.0 million. The lease deposits will be released upon achieving coverage ratios, as defined. We agreed to spend a minimum of $400 and $450 per unit per year on capital improvements on the Alterra facilities and the BLC facilities, respectively, of which Provident will reduce BLC’s security deposit by that same amount up to $600 per unit or $2.7 million per year.
12. Commitments and Contingencies

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     We have two operating lease agreements for 30,314 and 59,800 square feet of office space that extends through 2010 and 2009, respectively. The leases require the payment of base rent which escalates annually, plus operating expenses (as defined). We incurred rent expense of $1.6 million, $2.4 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, under the office leases.
     The aggregate amounts of all future minimum operating lease payments, including facilities and office leases, as of December 31, 2005, are as follows:

	Capital/
	Financing	Operating
Year Ending December 31,	Leases	Leases	Total
2006	$7,944	$162,129	$170,073
2007	7,944	165,183	173,127

2008	7,944	167,543	175,487

2009	7,944	170,455	178,399

2010	7,944	173,702	181,646

Thereafter	59,947	1,669,504	1,729,451

Total minimum lease payments	99,667	2,508,516	2,608,183
Less amount representing interest (11.83%)	(33,383)	—	(33,383)

	$66,284	$2,508,516	$2,574,800

     We have employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers’ employment, as described in those agreements.
Litigation
     In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005 by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et. al. v. Apollo Real Estate Advisors, L.P., et al (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLCI”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLCI, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC (“FIG”), an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLCI, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLCI, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We intend to file a motion to dismiss the claims, and to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities,

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
Inc. (the “Second Action”). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendantsBLCI and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilitiesby Ventas to subsidiaries of BLCI. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.
     In addition, we are involved in various lawsuits and are subject to various claims arising in the normal course of business. In the opinion of management, although the outcomes of these suits and claims are uncertain, in the aggregate, they should not have a material adverse effect on our business, financial condition and results of operations.
13. Insurance, Benefits and Employee Loan
Insurance
     We obtain various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company’s estimate of expected losses plus incurred but not reported claims. As of December 31, 2005 and 2004, we have accrued $30.5 million and $35.4 million, respectively, for our self-insured programs.
     We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs with cash and letters of credit aggregating $17.1 million and $6.6 million, and $17.9 million and $3.3 million as of December 31, 2005 and 2004, respectively.
Employee Benefit Plan
     We maintain 401(k) Retirement Savings Plans for all employees that meet minimum employment criteria. The plans provide that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. We make matching contributions in amounts equal to 25% of the employee’s contribution to the plans. Employees are always 100% vested in their own contributions and vest in our contributions over five years. We made contributions to such plans in the amount of $0.7 million for the three months ended December 31, 2005, $0.3 million for the nine months ended September 30, 2005 and $0.9 and $0.5 million for the years ended December 31, 2004 and 2003, respectively. Such amounts are included in facility operating and general and administrative expense in the accompanying consolidated statements of operations.
Employee Loan
     Pursuant to the terms of his employment agreement, BLC loaned approximately $2.0 million to our Chief Executive Officer. In exchange, BLC received a ten-year, secured, non-recourse promissory note, which note bears interest at a rate of 6.09% per annum, of which 2.0% is payable in cash and of which the remainder accrues and is due at maturity on October 2, 2010. The note is secured by a portion of our Chief Executive Officer’s stock.
14. Segment Information
     Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise’s decision makers use to make decisions about the enterprise’s operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Prior to September 30, 2005 (the date of the formation transactions) and presently, each of Brookdale Living, which includes BLC, the Fortress

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
CCRC Portfolio and the Prudential Portfolio, and Alterra, had and has distinct chief operating decision makers, or CODMS. Our facilities are considered separate operating segments because they each engage inbusiness activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the CODMS to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.
     SFAS No. 131 permits aggregation of operating segments that share all common operating characteristics (similar products and services, similar methods used to deliver or provide their products and services, and similar type and class of customer for their products and services) and similar economic characteristics (revenue recognition and gross margin). We believe that each of our facilities provides similar services, delivers these services in a similar manner, and has a common type and class of customer. In addition, all of our facilities recognize and report revenue in a similar manner. However, our individual facility gross margins vary significantly. Therefore, we have aggregated our segments based upon the lowest common economic characteristic of each of our facilities: gross margin. The CODMS allocate resources in large part based on margin and analyze each of the facilities as having either (1) less than 20% operating margins, (2) more than 20% operating margins but less than 40% operating margins, or (3) greater than 40% operating margins. The CODMS believe that the margin is the primary, most significant and most useful indicator of the necessary allocation of resources to each individual facility because it is the best indicator of a facility’s operating performance and resource requirements. Accordingly, our operating segments are aggregated into six reportable segments based on comparable operating margins within each of Brookdale Living and Alterra. We define our operating margin for each group of facilities as that group’s operating income divided by its revenue. Operating income represents revenue less operating expenses (excluding depreciation and amortization).

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     We also present a seventh reportable segment for management services because the economic and operating characteristics of these services are different from our facilities aggregated above.
     Brookdale Living. Our Brookdale Living group of facilities operates independent living facilities and CCRCs that provide a continuum of services, including independent living, assisted living, Alzheimer’s care, dementia care and skilled nursing care. Our facilities include rental facilities and three entrance fee facilities. We also provide various ancillary services to our residents, including extensive wellness programs, personal care and therapy services for all levels of care.
     Alterra. Our Alterra group of facilities operates primarily assisted living facilities that provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer’s and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting.
     Management Services. Our management services segment includes facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners.
     The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data.

	Brookdale Senior	Brookdale Facility Group
	Living Inc.	(Predecessor Company)
	For the
	Period	For the Period
	October 1,	January 1,
	2005 to	2005 to September	Year Ended
	December 31,	30,	December 31,
	2005	2005	2004	2003
Revenue(3):
Brookdale Living
Less than 20% operating margin	$13,685	$29,903	$17,475	$6,719
20% - 40% operating margin	30,299	102,269	86,290	67,879
Greater than 40% operating margin	60,251	129,228	159,844	109,836

Total Brookdale Living	104,235	261,400	263,609	184,434

Alterra
Less than 20% operating margin	7,904	38,773	52,267	5,744
20% - 40% operating margin	38,045	153,973	179,857	15,814
Greater than 40% operating margin	61,676	120,709	161,594	11,224

Total Alterra	107,625	313,455	393,718	32,782

Management Services	1,187	2,675	3,545	5,368

	$213,047	$577,530	$660,872	$222,584

Segment Operating Income(1):
Brookdale Living
Less than 20% operating margin	1,859	3,727	2,250	338
20% - 40% operating margin	9,739	32,491	26,608	20,652
Greater than 40% operating margin	30,653	63,805	76,107	53,015

Total Brookdale Living	42,251	100,023	104,965	74,005

Average Margin	40.5%	38.3%	39.8%	40.1%
Alterra
Less than 20% operating margin	685	3,774	5,674	292
20% - 40% operating margin	12,071	49,783	57,791	4,801
Greater than 40% operating margin	29,748	54,493	73,728	4,999

Total Alterra	42,504	108,050	137,193	10,092

Average Margin	39.5%	34.5%	34.8%	30.8%
Management Services	831	1,873	2,482	3,758

	$85,586	$209,946	$244,640	$87,855

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)

General and administrative (including non-cash stock compensation expense)(2)	27,334	53,204		42,577	14,387
Facility lease expense	48,487	140,852		99,997	30,744
Depreciation and amortization	19,022	30,861		52,307	22,480

Operating income (loss)	$(9,257)	$(14,971)		$49,759	$20,244

Total Assets:
Brookdale Living	$1,256,833	$1,089,410	(4)	$467,320	$1,147,469
Alterra	440,978	382,525	(4)	279,305	509,113
Management Services	—	—	(4)	—	—

	$1,697,811	$1,471,935	(4)	$746,625	$1,656,582

(1)	Segment operating income defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(2)	Net of general and administrative costs allocated to management services reporting segment.

(3)	All revenue is earned from external third parties in the United States.

(4)	Unaudited.
15. Employee Restricted Stock Plans and Omnibus Stock Incentive Plan
     On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of shares of common stock to those participants selected by the board of directors. Upon adoption of the plans, restricted shares of BLC and Alterra were granted to employees. At September 30, 2005, as a result of the formation transactions described in Note 1, these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19 per share. Pursuant to the plans, 25% to 50% of each individual’s award vested upon completion of the initial public offering on November 22, 2005. The remaining awards vest over a period of three to five years.
     On October 14, 2005, we adopted a new equity incentive plan for our employees, the Brookdale Senior Living Omnibus Stock Incentive Plan, which was approved by our stockholders on October 14, 2005, to strengthen the commitment of our employees, motivate them to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons who are essential to the success of our business and whose efforts will result in our long-term growth and profitability. The plan provides for the issuance of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, unrestricted shares and other stock-based awards. While we intend to issue stock in the future to key employees as a recruiting and retention tool, we have not established specific parameters regarding future grants of restricted stock.
     A total of 2,000,000 shares of our common stock has been reserved for issuance under the plan; provided, however, that commencing on the first day of our fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (1) 400,000 shares and (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year. When Section 162(m) of the Internal Revenue Code becomes applicable, the maximum aggregate number of shares that will be subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year will be 400,000, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.
     The plan will initially be administered by our board of directors, although it may be administered by either our board of directors or any committee of our board of directors, including a committee that complies with the applicable requirements of Section 162(m) of the Internal Revenue Code, Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements.
     Except as otherwise provided by the plan administrator, on the first business day after our annual meeting of stockholders and each such annual meeting thereafter during the term of the plan, each of our independent

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
directors who is then serving will automatically be granted under the plan a number of unrestricted shares of our common stock having a fair market value of $15,000 as of the date of grant; however, those of ourindependent directors who were granted restricted common stock upon the consummation of our initial public offering will not be eligible to receive these automatic annual grants.
     The terms of the plan provide that the board may amend, alter or discontinue the plan, but no such action may impair the rights of any participant with respect to outstanding awards without the participant’s consent. Unless the board determines otherwise, stockholder approval of any such action will be obtained if required to comply with applicable law. The plan will terminate on October 13, 2015.
     As a result of the formation transactions described in Note 1, the employee restricted stock plans described above were merged into the Omnibus Stock Incentive Plan.
     Under our Omnibus Stock Incentive Plan, additional grants of 0.02 million and 0.5 million restricted shares were granted in 2005 at $28.52 and $19.00 per share for a total value of $0.6 million and $10.1 million, respectively.
     Compensation expense of $11.1 and $11.5 million was recorded using graded vesting for the nine months ended September 30, 2005, and three months ended December 31, 2005, respectively, in connection with the vested shares and the balance of the expense will be recorded over the remaining vested period, net of forfeitures estimated at 5% of the shares granted.
16. Acquisitions
     On December 30, 2005, we completed the acquisition of all of the shares of capital stock of CMCP Properties Inc. from Capstead Mortgage Corporation, or Capstead. The purchase was structured as a stock transaction, at a total cost of $181 million, consisting of a $57.5 million cash payment and assumption of $119.8 million of debt. At closing we obtained a $30.0 million first mortgage loan against one of the facilities bearing interest at 6.085% payable interest only until February, 2011 and principal and interest thereafter until maturity in February, 2013 and we repaid an existing $19.0 million loan against the facility. In connection with the refinancing we incurred a loss on extinguishment of $2.5 million. The portfolio is comprised of six independent and assisted living facilities located in Florida, Georgia, Virginia, Ohio and Texas (the “CMCP Properties”). Subsidiaries of BLC have leased and operated the facilities since May 1, 2002.
     On December 22, 2005, we acquired four assisted living facilities (which included 187 units/beds) from Merrill Gardens for an aggregate purchase price of $16.3 million. The acquisition was financed by $15.2 million of first mortgage financing bearing interest at a variable rate of LIBOR plus 1.70%.
     On November 30, 2005, we completed our acquisition of six facilities (which included 237 units/beds from Omega Healthcare Investors, Inc (“Omega”) pursuant to our exercise of a purchase option, for an aggregate purchase price of $20.4 million. The Merrill Gardens and Omega acquisitions were financed by $8.8 million of first mortgage financing bearing interest at LIBOR plus 1.70% and $6.7 million of the net proceeds of our initial public offering.
     The above acquisitions were accounted for using the purchase method of accounting and the purchase price was allocated to the assets and liabilities based on their estimated fair values.
     The following unaudited pro forma condensed consolidated financial information sets forth the historical financial information for the period October 1, 2005 to December 31, 2005 derived from the consolidated financial statements of Brookdale Senior Living Inc., as adjusted to give effect to:
•	acquisition of the capital stock of CMCP Properties, Inc. and the Merrill Gardens portfolio as if these transactions closed on October 1, 2005.
     The following unaudited pro forma condensed combined financial information sets forth the historical financial information for the nine months ended September 30, 2005 and for the year ended December 31, 2004 derived from the combined historical financial statements, as adjusted to give effect to:
•	pro forma adjustments to give effect to the Provident sale-leaseback and Ventas operating lease on the combined statement of operations as if these transactions closed on January 1, 2004;

•	pro forma adjustments to give effect to the refinancing of five facilities, tax effect of the purchase of four of these facilities and termination of forward interest rate swaps as if these transactions closed on January 1, 2005 and 2004;

•	pro forma adjustments to give effect to the Fortress CCRC Portfolio and the Prudential Portfolio acquisitions on the combined statements of operations as if these transactions closed on January 1, 2004;

•	pro forma adjustment to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of Fortress Investment Group LLC, “Minority Shareholders”) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2004;

•	pro forma adjustment to give effect to the compensation expense in connection with the grants under the restricted stock plan;

•	incremental general and administrative expenses related to operating as a public company;

•	our initial public offering, repayment of indebtedness and other use of proceeds; and

•	acquisition of the Chambrel portfolio and Merrill Gardens portfolio subsequent to our initial public offering.
     The unaudited pro forma condensed consolidated and combined financial information is presented for informational purposes only, and we do not expect that this information will reflect our future results of operations. The unaudited pro forma adjustments are based on available information and upon assumptions that we believe are reasonable. The unaudited pro forma financial information assumes that the transactions and our initial offering were completed as of January 1, 2005 and 2004 for purposes of the unaudited pro forma condensed combined financial information.

	Brookdale
	Senior Living
	Inc.	Brookdale Facility Group
	For the Period	(Predecessor Company)
	From October 1,	For the nine
	2005 to	months ended	For the year ended
	December 31,	September 30,	December 31,
	2005	2005	2004

Revenues	$214,259	$623,722	$795,360

Loss from operations	(8,629)	(44,249)	(37,391)

Loss before income taxes	(24,438)	(81,948)	(89,553)

Loss from continuing operations	(25,588)	(82,881)	(93,474)

Weighted average basic and diluted loss per share	$(0.43)

Weighted average shares used in computing basic and diluted loss per share	59,710

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
17. Subsequent Events
     On December 21, 2005, we signed an agreement to acquire Southern Assisted Living Inc. (SALI), a company based in North Carolina that operates a portfolio of 41 senior living facilities, all of which are leased, for $82.9 million.
     On January 12, 2006, we signed a definitive agreement to purchase 18 owned and leased senior living facilities from American Senior Living L.P. for $124.0 million. The portfolio is located in Alabama, California, Delaware, Florida, Georgia, Louisiana, Ohio, Tennessee, Virginia and Washington and is divided into seven owned and 11 leased facilities. The transaction is subject to customary closing conditions and multiple closings.
     On February 7, 2006, we signed a definitive agreement to acquire six properties from AEW Capital Management for $209.5 million. The portfolio located in California, Ohio and Washington is comprised of six independent living, assisted living and CCRC facilities. The transaction is subject to customary closing conditions and possible multiple closings.
     On February 10, 2006, we entered into a $330.0 million credit agreement, consisting of a $250.0 million term loan available for acquisitions and an $80.0 million revolving loan with a $60.0 million sublimit for letters of credit. Concurrent with the new credit agreement we terminated our existing line of credit. The credit agreement bears interest at either prime plus 0.5% or LIBOR plus 1.50% and matures on February 10, 2007, subject to extension at our option for six months. In connection with the revolving loan we paid a commitment fee of 0.5% and a non-use fee on the term loan of 0.125% of the average daily amount of undrawn funds so long as we draw less than $150.0 million, 0.25% if we draw $150.0 million or more.
     In February 2006, we entered into five-year forward interest rate swaps in the aggregate notional amounts of $283.3 million whereby we pay an average fixed rate of 4.97% and receive 30-day LIBOR from the counterparty.
     On February 28, 2006, we terminated the management agreement for four facilities due to a sale. Management fees for these four facilities was $0.8 million for the year ended December 31, 2005, and we received a termination fee of $0.2 million.
     On February 28, 2006, we acquired two facilities in Orlando, Florida from Orlando Madison Ivy, LLC. for an aggregate purchase price of $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage bearing interest at a variable rate of LIBOR plus 1.70%.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     On March 13, 2006, our Board of Directors declared a quarterly cash dividend of our common stock of $0.35 per share, or an aggregate of $23.2 million for the quarter ended March 31, 2006. The $0.35 per share dividend is payable on April 14, 2006 to holders of record of our common stock on March 31, 2006.
     On March 17, 2006, under our Omnibus Stock Incentive Plan, an additional grant of 0.04 million restricted shares were granted at $32.88 per share for a total value of $1.5 million.
     (Unaudited)
     On March 28, 2006, we purchased 17 assisted living facilities from The Wellington Group LLC for $95.0 million. The acquisition was funded in part with $52.6 million of first mortgage debt bearing interest at LIBOR plus 1.70%. The portfolio is located in Alabama, California, Florida, Georgia, Mississippi, and Tennessee and is divided into 14 owned and four leased properties.
18. Quarterly Results of Operations (Unaudited)
     The following is a summary of quarterly results of operations for the fiscal quarters (in thousands, expect per share amounts):

				Brookdale
				Senior Living
				Inc.
	Brookdale Facility Group			For the Period
	(Predecessor Company)			From October 1,
	For the Quarters Ended			2005 to
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$174,983	$193,188	$209,359	$213,047
Income (loss) from operations	878	1,702	(17,551)	(9,257)
Loss before income taxes	(4,129)	(8,980)	(30,115)	(24,306)
Loss before discontinued operations	(4,295)	(8,999)	(29,683)	(24,456)
Net loss	(4,365)	(8,811)	(29,446)	(24,456)
Weighted average basic and diluted earnings (loss) per share				$(0.41)

Weighted average shares used in computing basic and diluted loss per share				59,710

	Brookdale Facility Group
	(Predecessor Company)
		For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues	$155,633	$163,220	$166,161	$175,858
Income from operations	13,162	16,136	15,611	4,850
Income (loss) before income taxes	(8,960)	6,630	(5,675)	(2,051)
Income (loss) before discontinued operations	(8,247)	2,336	(5,095)	(10,161)
Net income (loss)	(9,067)	1,924	(5,209)	(9,537)
Note: The earnings per share disclosure pertain only to the operations of Brookdale Senior Living Inc. from October 1, 2005 through December 31, 2005.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005
(In thousands)

		Additions
	Balance at	Charged to	Charged					Balance at
	Beginning of	costs and	To other		Combination			End of
Description	Period	expenses	Accounts		of Alterra	Deductions		Period
Allowance for Doubtful Accounts:
Year ended December 31, 2003	$300	$560	$—		$7,374	$588		$7,646
(Predecessor Company)
Year ended December 31, 2004	$7,646	$831	$—		$—	$5,614		$2,863
(Predecessor Company)
Year ended December 31, 2005	$2,863	$1,571	$—		$—	$1,413		$3,021

Deferred Tax Valuation Account:
Year ended December 31, 2003	$13,573	$—	$—		$32,703	$—		$46,276
(Predecessor Company)
Year ended December 31, 2004	$46,276	$—	$43,006	(1)	$—	$—		$89,282
(Predecessor Company)
Year ended December 31, 2005	$89,282	$—	$—		$—	$41,771	(2)	$47,511

(1)  Change in valuation allowance
(2)  Change in valuation allowance due to minority step-up in basis
See accompanying report of independent registered public accounting firm.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC. (Registrant)

By:	/s/ Mark J. Schulte

Name: Mark J. Schulte Title: Chief Executive Officer Date: March 31, 2006
     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	March 31, 2006
Wesley R. Edens

/s/ Mark J. Schulte	Chief Executive Officer	March 31, 2006
Mark J. Schulte

/s/ R. Stanley Young	Executive Vice President,	March 31, 2006
R. Stanley Young	Chief Financial Officer and Principal Accounting Officer

/s/ William B. Doniger	Director	March 31, 2006
William B. Doniger

/s/ Bradley E. Cooper	Director	March 31, 2006
Bradley E. Cooper

/s/ Jackie M. Clegg	Director	March 31, 2006
Jackie M. Clegg

/s/ Jeffrey G. Edwards Jeffrey G. Edwards	Director	March 31, 2006

/s/ Jeffrey R. Leeds	Director	March 31, 2006
Jeffrey R. Leeds

/s/ Samuel Waxman	Director	March 31, 2006
Samuel Waxman