Form 10-Q
period 2006-03-31
Brookdale Senior Living Inc.
filed 2006-05-15
CIK 1332349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32641
BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2006, 65,006,833 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3

	Consolidated and Combined Statements of Operations (unaudited) for the Company for the Three Months ended March 31, 2006 and for the Predecessor Company for the Three Months ended March 31, 2005	4

	Consolidated and Combined Statements of Cash Flows (unaudited) for the Company for the Three Months ended March 31, 2006 and for the Predecessor Company for the Three Months ended March 31, 2005	5

	Notes to Consolidated and Combined Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures
First Amendment, Consent and Waiver to Credit Agreement dated 5/10/06
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certifications of CEO & CFO Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,096	$77,682
Cash and investments — restricted	41,984	37,314
Accounts receivable, net	12,160	10,623
Prepaid expenses and other, net	33,239	20,258

Total current assets	181,479	145,877

Property, plant and equipment	1,715,239	1,479,587
Accumulated depreciation	(104,688)	(70,855)

Property, plant and equipment, net	1,610,551	1,408,732

Cash and investments — restricted	7,565	24,099
Goodwill	65,646	65,646
Lease security deposits	19,723	25,271
Other, net	40,107	28,186

Total assets	$1,925,071	$1,697,811

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$10,766	$132
Line of credit	87,000	—
Trade accounts payable	4,290	9,253
Accrued expenses	85,574	85,392
Refundable entrance fees	31,606	30,693
Tenant refundable fees and security deposits	17,087	16,333
Deferred revenue	20,849	13,093
Dividends payable	23,167	16,547

Total current liabilities	280,339	171,443

Long-term debt, less current portion	887,074	754,169
Deferred gains	59,594	60,681
Deferred lease liability	24,493	19,234
Deferred tax liability	41,689	41,689
Other	20,681	20,156

Total liabilities	1,313,870	1,067,372

Minority interests	12,267	36

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized at March 31, 2006 and December 31, 2005; no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; 65,006,833 shares issued and outstanding, respectively	650	650
Additional paid-in-capital	670,801	690,950
Accumulated deficit	(81,952)	(62,626)
Accumulated other comprehensive income	9,435	1,429

Total stockholders’ equity	598,934	630,403

Total liabilities and stockholders’ equity	$1,925,071	$1,697,811

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENT OF OPERATIONS
(Unaudited, in thousands)

		Brookdale
	Brookdale	Facility Group
	Senior Living	(Predecessor
	Inc.	Company)
	Three Months Ended March 31,
	2006	2005
Revenue
Resident fees	$221,036	$174,112
Management fees	1,147	871

Total revenue	222,183	174,983

Expenses
Facility operating (excluding depreciation and amortization of $21,410 and $3,540, respectively)	136,945	110,349
General and administrative (including non-cash stock compensation expense of $3,018 for 2006)	21,085	11,658
Facility lease expense	45,734	46,502
Depreciation and amortization	22,299	5,173

Total operating expenses	226,063	173,682

Income (loss) from operations	(3,880)	1,301

Interest income	1,052	696
Interest expense:
Debt	(13,690)	(9,125)
Amortization of deferred financing costs	(703)	(423)
Change in fair value of derivatives	(101)	4,062
Loss on extinguishment of debt	(1,334)	(453)
Equity in loss of unconsolidated ventures	(168)	(187)

Loss before income taxes	(18,824)	(4,129)
Provision for income taxes	(386)	(166)

Loss before minority interest	(19,210)	(4,295)
Minority interest	(116)	2,532

Loss before discontinued operations	(19,326)	(1,763)
Loss on discontinued operations, net	—	(35)

Net loss	$(19,326)	$(1,798)

Basic and diluted loss per share	$(0.30)

Weighted average shares used in computing basic and diluted loss per share	65,007

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

		Brookdale
	Brookdale	Facility Group
	Senior Living	(Predecessor
	Inc.	Company)
	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(19,326)	$(1,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	1,334	453
Depreciation and amortization	23,002	5,596
Minority interest	116	(2,532)
Equity in loss of unconsolidated ventures	168	187
Loss on discontinued operations	—	35
Amortization of deferred gain	(1,087)	(2,296)
Amortization of entrance fees	(83)	—
Proceeds from deferred entrance fee revenue	448	—
Deferred income taxes provision	—	166
Change in deferred lease liability	5,259	6,094
Change in fair value of derivatives	101	(4,062)
Compensation expenses related to restricted stock grants	3,018	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,446)	999
Prepaid expenses and other assets, net	827	3,202
Accounts payable and accrued expenses	(5,104)	(10,383)
Tenant refundable fees and security deposits	602	263
Other	4,290	(352)

Net cash provided by (used in) operating activities	12,119	(4,428)

Cash Flows from Investing Activities
Decrease (increase) in lease security deposits and lease acquisition deposits, net	$5,548	$(67)
Decrease in cash and investments — restricted	13,069	3,292
Net proceeds from sale of property, plant and equipment	—	677
Additions to property, plant and equipment, net of related payables	(6,737)	(5,660)
Acquisition of assets, net of related payables	(197,863)	—

Net cash used in investing activities	(185,983)	(1,758)

Cash Flows from Financing Activities
Proceeds from debt	127,847	192,000
Proceeds from line of credit	87,000	—
Repayment of debt	(3,934)	(179,762)
Payment of dividends	(16,547)	—
Payment of financing costs, net of related payables	(5,006)	(2,762)
Refundable entrance fees:
Proceeds from refundable entrance fees	1,621	—
Refunds of entrance fees	(703)	—
Payment of swap termination	—	(14,065)

Net cash provided by (used in) financing activities	190,278	(4,589)

Net increase (decrease) in cash and cash equivalents	16,414	(10,775)
Cash and cash equivalents at beginning of period	77,682	86,858

Cash and cash equivalents at end of period	$94,096	$76,083

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
COMBINED STATEMENT OF CASH FLOWS – (Continued)
(Unaudited, in thousands)

		Brookdale Facility
	Brookdale	Group
	Senior Living	(Predecessor
	Inc.	Company)
	Three Months Ended March 31,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,358	$10,410

Income taxes paid	$298	$1,872

Write-off of fully amortized intangible asset	$—	$4,404

Write-off of deferred costs	$—	$453

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Consolidation of limited partnerships pursuant to EITF 04-5 on January 1, 2006:
Property, plant and equipment, net	$31,645	$—
Accounts receivable	91	—
Prepaid expenses and other	1,272	—
Cash and investments-restricted	1,205	—
Other asset	96	—
Accrued expenses	(906)	—
Other current liabilities	(1,290)	—
Tenant refundable fees and security deposits	(177)	—
Debt	(19,723)	—
Other liabilities	(49)	—
Minority interest	(12,114)	—

Net	$—	$—

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
1. Organization
     Brookdale Senior Living Inc. (“BSL”) was formed as a Delaware corporation on June 28, 2005. Under the Certificate of Incorporation, the Company was initially authorized to issue up to 5,000 common shares and 5,000 preferred shares. On September 30, 2005, our Certificate of Incorporation was amended and restated to authorize up to 200,000 common shares and 50,000 preferred shares. We provide services to the elderly through facilities located in urban and suburban areas of major markets in the United States.
     On September 30, 2005, the holders of all equity shares or membership interests in Brookdale Living Communities, Inc. (“BLC”), Alterra Healthcare Corporation (“Alterra”), FIT REN LLC (“FIT REN”) and Fortress CCRC Acquisition LLC (“Fortress CCRC”) (collectively all such entities are referred to as the “Brookdale Facility Group”) contributed their ownership interests to BSL for common shares of BSL. Simultaneously with the formation transaction, FIT II, as defined below, contributed its membership interest in FIT REN to FEBC, as defined below, in exchange for common shares of BSL. A summary of the common shares issued by BSL for the respective interests is as follows:

BLC		20,000
Alterra	18,000
FIT REN	11,750	29,750

Fortress CCRC		8,250

		58,000

     We completed our initial public offering of common shares on November 22, 2005.
     Prior to the formation transaction described above, Fortress Investment Group (“FIG”) controlled BLC, Alterra, FIT REN and Fortress CCRC through its ability to exercise voting, financial and investment control over each of the entities through contractual control relationships with and investment advisory agreements over the various entities that own the majority of BLC, Alterra, FIT REN and Fortress CCRC.
     Ownership interests in BLC and Alterra representing all interests in the formation transaction not controlled by FIG (“Non-FIG Shareholders”, which owned approximately 10.1 million and 4.8 million shares of BLC and Alterra, respectively, collectively 14.9 million of the above shares of common stock representing 50.5% and 26.7% of BLC and Alterra, respectively, collectively 25.7% of the shares outstanding in BSL) were adjusted for financial reporting purposes to the fair value as if their ownership interests in BLC and Alterra were purchased by BSL as of September 30, 2005. This results in partial step-up to the fair value in the assets, liabilities and equity of BSL.
     The combined 2005 financial statements for the three months ended March 31, 2005 include the accounts of BLC, a wholly-owned subsidiary of Fortress Brookdale Acquisition LLC (“FBA”) and Alterra, a wholly-owned subsidiary of FEBC ALT Investors LLC “FEBC”. All entities were indirectly controlled by affiliates of FIG and as such are presented on a combined basis due to their common control.
     These combined statements are presented on a combined basis due to that fact that FIG controlled each of BLC and Alterra through its voting, financial and investment control over Fortress Registered Investment Trust (“FRIT”) and FIT II.
     FIG exercises control over FRIT and FIT II through contractual control relationships with, and investment advisory control over, each of FRIT and FIT II. FRIT and FIT II are wholly-owned subsidiaries of Fortress Investment Fund (“FIF”) and Fortress Investment Fund II (“FIF II”), respectively. As FIG controlled more than 50 percent of the voting ownership interest of BLC and Alterra, pursuant to EITF Opinion No. 02-5, Definition of “Common Control” in relation to FASB Statement No. 141, the Company is presenting combined financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     The accompanying condensed consolidated and combined financial statements are unaudited and include all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the three-month periods ended March 31, 2006 and 2005 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. Operating results are not necessarily indicative of results that may be expected for the entire year ended December 31, 2006.
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
     On March 1, 2005 and December 30, 2005, we obtained legal title to four VIEs (The Meadows of Glen Ellyn, The Heritage of Raleigh, Trillium Place and The Hallmark of Creve Coeur facilities) and one VIE (the Hallmark of Battery Park City), respectively. The five VIEs were previously consolidated pursuant to FIN 46R and accordingly the legal acquisition of the facilities had minimal accounting impact.
     The financial statements of Brookdale Facility Group (Predecessor Company) are presented on a combined basis, in accordance with GAAP for the period January 1, 2005 through March 31, 2005. For financial reporting purposes the non-controlling shareholders or members (ownership interests other than those controlled by FIG) have been presented as minority interest. Upon consummation of the formation transaction, the minority interests were consolidated as shareholders of BSL and their interest reflected at fair value in accordance with SFAS No. 141, “Business Combinations”.
     All significant intercompany balances and transactions have been eliminated.
Investment in Unconsolidated Ventures
     The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered VIEs as we do not possess a controlling financial interest.
New Accounting Pronouncements
     In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (‘EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-05 effective January 1, 2006, and as a result, consolidated the operations of three limited partnerships controlled by us. A summary of the impact on the financial position of the Company as of January 1, 2006 is presented in the Supplemental Schedule of Non-cash Operating, Investing and Financing Activities.
Use of Estimates

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
     The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported and disclosures of contingent assets and liabilities in the consolidated balance sheet and accompanying notes. Actual results could differ from those estimates and assumptions.
Revenue Recognition
     Resident Fee Revenue
     Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized health and assisted living care. Residency agreements are generally for a term of 30 days to one year.
     Entrance Fees
     The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. The refundable portion is generally refundable upon the sale of the unit, or in certain agreements upon the resale of a comparable unit or 12 months after the resident vacates the unit. All refundable amounts due to residents are classified as current liabilities.

	Refundable	Nonrefundable
	Current	(Deferred
	Liabilities	Revenue)	Total
Balance at December 31, 2005	$30,693	$1,156	$31,849
Additions	1,621	448	2,069
Amortization	(5)	(78)	(83)
Refunds	(703)	—	(703)

Balance at March 31, 2006	$31,606	$1,526	$33,132

Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments net of any related income tax effect. Comprehensive loss for the three months ended March 31, 2006 and 2005 equals $11.4 million and $2.2 million, respectively.
Earnings Per Share
     The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income/(net loss) by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of restricted stock grants and are included in diluted earnings per share applying the treasury stock method. Restricted stock grants are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. The weighted average common stock grants excluded from the calculations of diluted net loss per share were 2.1 million for the three months ended March 31, 2006.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for Brookdale Senior Living Inc. for the three months ended March 31, 2006:

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)

Numerator:
Net loss	$(19,326)

Denominator:
Basic and diluted loss per share:
Weighted average common shares outstanding	65,007

Basic and diluted loss per share	$(0.30)

     We have excluded the earnings (loss) per share data for the three months ended March 31, 2005. We believe these calculations are not meaningful to investors due to the different ownership and legal structures (e.g., corporation and limited liability companies) of the various entities prior to the combination transaction on September 30, 2005.
Restructuring Charges
     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses the accounting and reporting for costs associated with restructuring costs in the financial statements. In connection with the formation, certain home office functions are being combined and we expect to incur costs of $1.3 million from January 1, 2006 through June 30, 2006. For the three months ended March 31, 2006, $0.8 million was expensed and included in general and administrative expense.

Balance at January 1, 2006	$—
Restructuring charges, net	766
Payments	(190)
Reversals	—

Balance at March 31, 2006	$576

Facility Leases
     A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains for the three months ended March 31 are as follows:

		Brookdale Facility
	Brookdale Senior	Group
	Living Inc.	(Predecessor Company)
	2006	2005
Cash basis payment	$41,562	$42,704
Straight-line expense	5,259	6,094
Amortization of deferred gain	(1,087)	(2,296)

Facility lease expense	$45,734	$46,502

Income Taxes
     During the three months ended March 31, 2006, we incurred a taxable loss which generated additional net operating losses and in accordance with SFAS No. 109, Accounting for Income Taxes, we established a valuation allowance equal to the net operating loss carryforward due to the uncertainty of future realization. The current provision reflects the Company’s estimated state tax liability.
Property, Plant and Equipment
     Property, plant and equipment are carried at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life, or if the renovations or improvements are made with respect to facilities subject to an operating lease, over the shorter of the estimated useful life of the renovations or improvements, or the term of the operating lease. Facility operating expenses excludes depreciation and amortization directly attributable to the operation of the facility.
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
     Depreciation is provided on a straight-line basis over the estimated useful lives of assets, which are as follows:

Asset Category	Estimated Useful Life
Buildings and improvements	40 years
Leasehold intangibles and improvements	1 – 18 years
Furniture and equipment	3 – 7 years
Resident lease intangibles	1 – 2 years
Dividends
     On March 14, 2006, our board of directors declared a quarterly cash dividend of $0.35 per share of our common stock, or an aggregate of $23.2 million, for the quarter ended March 31, 2006. The $0.35 per share dividend was paid on April 14, 2006, to holders of record of our common stock on March 31, 2006.
     We intend to continue to pay regular quarterly dividends to the holders of our common stock. However, our ability to pay and maintain cash dividends is based on many factors, including our ability to make and

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units/beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. We expect that in certain quarters we may pay dividends that exceed our net income amount for such period as calculated in accordance with GAAP. The failure to pay or maintain dividends could adversely affect our stock price.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.
3. Debt
Line of Credit Agreement
     On February 10, 2006, we entered into a $330.0 million credit agreement, consisting of a $250.0 million term loan available for acquisitions, $20.0 million revolving loan, and a $60.0 million letters of credit commitment. Concurrent with the new credit agreement we terminated our existing line of credit. The credit agreement bears interest at either prime plus 0.50% or LIBOR plus 1.50%, at our election, and matures on February 10, 2007, subject to extension at our option for six months. In connection with the revolving loan we paid a commitment fee of 0.50% and are subject to a non-use fee on the term loan of 0.125% of the average daily amount of undrawn funds so long as we draw less than $150.0 million, 0.25% if we draw $150.0 million or more.
     As of March 31, 2006, $87.0 million was drawn on the term loan to fund a portion of the purchase price for several of our acquisitions (notes 6 and 8) and $56.0 of letters of credit have been issued. Through May 10, 2006, we have drawn an additional $65.0 million and $15.0 million on the term loan and revolving loan, respectively.
Long-term Debt, Capital Leases and Financing Obligations
     Long-term debt, capital leases and financing obligations consist of the following:

	2006	2005
Mortgage notes payable due 2008 through 2012 weighted average interest at rates of 6.5% (weighted average interest rate 5.55% in 2005)	$196,935	$70,422
Mortgage notes payable, due from 2006 through 2037; weighted average interest rate of 9.12% (weighted average interest rate of 9.12% in 2005)	74,588	74,704
$150,000 Series A and $32,000 Series B (repaid in November 2005 using a portion of the proceeds from our initial public offering) notes payable, secured by five facilities, bearing interest at LIBOR plus 3.05%, payable in monthly installments of interest only, with a maturity date of April 1, 2008 and 50% guaranteed by BLC	150,000	150,000
Mortgage notes payable due 2012, weighted average interest rate of 5.38%, payable interest only through June 2010 and payable in monthly installments of principal and interest through maturity in June 2012, secured by the Prudential Portfolio	171,000	171,000
Mortgage notes payable due 2010, bearing interest of LIBOR plus 3%, payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae, due 2032 secured by the Chambrel Portfolio, payable interest only until maturity	100,841	100,841
Capital and financing lease obligation payable through 2020; weighted average interest rate of 11.83% in 2005 (weighted average interest rate of 11.48%)	66,284	66,284

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)

	2006	2005
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Serial and term revenue bonds repaid January 2006	—	2,555
Mortgage notes payables due 2006-2010, weighted average interest rates of 7.9%, secured by the limited partnerships consolidated pursuant to EITF 04-5 ($10,745 payable currently)	19,697	—

Total debt	897,840	754,301
Less current portion	10,766	132

Total long-term debt	$887,074	$754,169

4. Litigation
     In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et. al. v. Apollo Real Estate Advisors, L.P., et al (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We have filed a motion to dismiss the claims, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.
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

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
5. Employee Restricted Stock Plans and Omnibus Stock Incentive Plan
     In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. We adopted SFAS 123R in connection with our initial stock compensation grant of restricted stock effective August 2005, which were converted into BSL restricted stock on September 30, 2005.
     On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of securities to those participants selected by the board of directors. Upon adoption of the plans, restricted securities of BLC and Alterra were granted to employees. At September 30, 2005, as a result of the formation transactions described in Note 1, these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share. Pursuant to the plans, 25% to 50% of each individual’s award vested upon completion of the initial public offering on November 22, 2005. The remaining awards vest over a period of three to five years.
     On October 14, 2005, we adopted a new equity incentive plan for our employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (“Incentive Plan”), which was approved by our stockholders on October 14, 2005. A total of 2.0 million shares of our common stock was initially reserved for issuance under the plan; provided, however, that commencing on the first day of our fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (1) 0.4 million shares, or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year. When Section 162(m) of the Internal Revenue Code becomes applicable, the maximum aggregate number of shares that will be subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year will be 0.4 million, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 0.4 million.
     As a result of the formation transactions described in Note 1, the employee restricted stock plans described above were merged into the Omnibus Stock Incentive Plan. Additional grants of restricted shares under the Incentive Plan were as follows:

		Value	Total
	Grants	Per Share	Value
As of December 31, 2005	554	$19.00-28.52	$10,100
Three months ended March 31, 2006	44	$32.88	1,500
     Compensation expense of $3.0 million was recorded for the three months ended March 31, 2006, net of forfeitures estimated at 5% of the shares granted. The Company records compensation expense over the requisite service period in accordance with SFAS 123R.
     6. Acquisitions
     On March 31, 2006, we completed the acquisition of seven senior living facilities, all of which are owned, with 1,077 units/beds from American Senior Living L.P. for an aggregate purchase price of $92.2 million (the “Liberty Owned Portfolio”). The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee all of which are owned facilities. In connection with the acquisition, we obtained a $65.2 million first mortgage

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
loan, bearing interest at a variable rate of LIBOR plus 1.75%, payable interest only through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge.
     On March 28, 2006, we completed the acquisition of 17 assisted living facilities with 814 units/beds from the Wellington Group LLC for $79.5 million (the “Wellington Portfolio”). On January 11, 2006, we signed a definitive agreement to acquire 18 facilities; however, the agreement to acquire one facility was terminated. In connection with the acquisition we obtained $52.6 million of first mortgage financing bearing interest at a variable rate of LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two-one year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and consists of 13 owned and four leased facilities.
     On February 28, 2006, we acquired two facilities in Orlando, Florida with 114 units/beds from Orlando Madison Ivy, LLC, for an aggregate purchase price of $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage bearing interest at a variable rate of LIBOR plus 1.70% payable, interest only through maturity in December 2008, with two-one year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge.
     The above acquisitions were accounted for using the purchase method of accounting and the purchase price was allocated to the assets and liabilities based on their estimated fair values.
     The following unaudited proforma condensed consolidated financial information sets forth the historical information for the three months ended March 31, 2006 and 2005 derived from the historical financial statements, as adjusted to give effect to:
•	Pro forma adjustment to give effect to the refinancing of five facilities;

•	Pro forma adjustments to give effect to the Fortress CCRC Portfolio, Prudential Portfolio, Chambrel Portfolio, Merrill Gardens Portfolio, Orlando, Fl facilities, Wellington Portfolio and Liberty Owned Portfolio acquisitions on the statement of operations as if these transactions closed on January 1, 2005;

•	Pro forma adjustments to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of Fortress Investment Group LLC, “Minority Shareholders”) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2005;

•	Pro forma adjustments to give effect to the consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2005;

•	Pro forma adjustments to give effect to the compensation expense in connection with the grants under the restricted stock plan;

•	Incremental general and administrative expenses related to operating as a public company;

•	Our initial public offering, repayment of indebtedness and other use of proceeds; and

•	Pro forma adjustments to give effect as if we entered into the Line of Credit Agreement on January 1, 2005.
     The unaudited pro forma condensed consolidated financial information is presented for informational purposes only, and we do not expect that this information will reflect our future results of operations. The unaudited pro forma adjustments are based on available information and upon assumptions that we believe are reasonable. The unaudited pro forma financial information assumes that the transactions and our initial offering were completed as of January 1, 2005.

	Three Months Ended March 31,
	2006	2005
Revenues	$236,369	$222,188
Loss from operations	(5,503)	(23,845)
Loss before income taxes	(24,368)	(41,505)
Loss from continuing operations	(24,870)	(41,671)
Weighted average basic and diluted loss per share	$(0.38)	$(0.64)
Weighted average shares used in computing basic and diluted loss per share	65,007	65,007
7. Segment Information
     Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise’s decision makers use to make decisions about the enterprise’s operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Prior to September 30, 2005, (the date of the formation transactions) and presently, each of Brookdale Living, and Alterra, had and has distinct chief operating decision makers, or CODMS. Each of our facilities are considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the CODMS to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.

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
Brookdale Living
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
Alterra
     Our Alterra group of facilities operates primarily assisted living facilities that provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer’s and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting.
Management Services
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

		Brookdale Facility
		Group
	Brookdale Senior	(Predecessor
	Living Inc.	Company)
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Revenue(3):
Brookdale Living
Less than 20% operating margin	$17,724	$3,492
20%-40% operating margin	31,253	27,192
Greater than 40% operating margin	59,873	40,240

Total Brookdale Living	108,850	70,924

Alterra
Less than 20% operating margin	13,737	15,098
20%-40% operating margin	46,570	48,804
Greater than 40% operating margin	51,879	39,286

Total Alterra	112,186	103,188
Management Services	1,147	871

	$222,183	$174,983

Segment Operating Income(1):
Brookdale Living
Less than 20% operating margin	$3,362	$423
20%-40% operating margin	10,130	8,767
Greater than 40% operating margin	30,244	19,657

Total Brookdale Living	43,736	28,847

Average Margin	40.2%	40.7%
Alterra
Less than 20% operating margin	1,245	1,142
20%-40% operating margin	15,017	15,843
Greater than 40% operating margin	24,093	17,931

Total Alterra	40,355	34,916

Average Margin	38.0%	33.8%
Management Services	803	610

	$84,894	$64,373

General and administrative (including non-cash stock compensation expense)(2)	$20,741	$11,397
Facility lease expense	45,734	46,502
Deprecation and amortization	22,299	5,173

Operating income (loss)	$(3,880)	$1,301

Total assets:
Brookdale Living	$1,385,458	$450,663
Alterra	539,613	278,751
Management Services	—	—

	$1,925,071	$729,414

(1)	Segment operating income defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(2)	Net of general and administrative costs allocated to management services reporting segment.

(3)	All revenue is earned from external third parties in the United States.
8. Subsequent Events
     On January 12, 2006, we signed a definitive agreement to purchase seven owned and 11 leased senior living facilities from American Senior Living L.P. As described in note 6, we acquired the seven (1,077 units/beds) owned facilities and the remaining 11 leased facilities are under contract for $79.5 million. The portfolio is located in Alabama, Florida, Georgia, Mississippi and Tennessee. The transaction for the

BROOKDALE SENIOR LIVING INC. AND
BROOKDALE FACILITY GROUP (PREDECESSOR COMPANY)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
remaining facilities is expected to close in the second quarter of 2006 and is subject to customary closing conditions.
     On February 7, 2006, we signed a definitive agreement to acquire six facilities from AEW Capital Management for $209.5 million (the “AEWI Portfolio”). The portfolio, located in California, Ohio and Washington, is comprised of six independent living, assisted living and CCRC facilities, containing a total of 1,107 units/beds. On April 28, 2006, we acquired five facilities with 813 units/beds for $179.5 million. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus 1.50%, payable interest only through maturity in May 2009, with two-one year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The remaining facility along with a skilled nursing component of one of the facilities acquired is expected to close during the second quarter of 2006 and is subject to customary closing conditions and possible multiple closings.
     On April 7, 2006, we completed the acquisition of 41 leased senior living facilities from Southern Assisted Living Inc. with 2,887 units/beds (the “SALI Portfolio”) for $82.9 million. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.
     On April 14, 2006, we completed at $12.0 million financing secured by the Chambrel Portfolio, bearing interest at 6.53% and payable principal and interest until maturity in 2013.
     On May 1, 2006, we completed the acquisition of four owned senior living facilities (262 units/beds) located in Florida from Southland Suites for $24.0 million. We are in the process of obtaining $16.0 million of first mortgage financing that is expected to close in the second quarter of 2006; however, there is no assurance that the financing will close.
     On May 12, 2006, we signed an Agreement and Plan of Merger (the “ARC Merger Agreement”) pursuant to which Beta Merger Sub Corporation, our wholly-owned subsidiary, will merge with and into American Retirement Corporation (“ARC”) with ARC continuing as the surviving corporation and our wholly-owned subsidiary (the “ARC Merger”). Under the terms of the ARC Merger Agreement, upon consummation of the ARC Merger, each outstanding share of common stock, par value $0.01 per share, of ARC (“ARC Common Stock”), together with the rights issued pursuant to the Rights Agreement, dated as of November 18, 1998, between ARC and American Stock Transfer and Trust Company, will be converted into the right to receive $33.00 per share in cash. All of the options to purchase ARC Common Stock, whether vested or unvested, will be cancelled and each holder of any such option will be entitled to receive a cash payment equal to the product of (i) the excess of $33.00 over the applicable option exercise price, and (ii) the number of shares of ARC Common Stock for which the options had not been previously exercised.
     Consummation of the ARC Merger is subject to the satisfaction of various conditions, including (i) the approval of the ARC Merger Agreement by a majority of ARC’s shareholders, (ii) the expiration or termination of any waiting period applicable to the ARC Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) certain other closing conditions customary for transactions of this type. The ARC Merger Agreement contains certain termination rights and certain provisions that require ARC to pay the Company a termination fee of up to $45 million and/or reimburse the Company for its expenses up to $5 million under certain specified circumstances.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing facilities, [close acquisitions under letters of intent,] close the AEW Capital Management transaction, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, generate growth organically or through acquisitions, secure financing and increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income and add residents. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Brookdale Senior Living Inc. can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Brookdale Senior Living’s expectations include, but are not limited to, our continued ability to acquire facilities at attractive prices which will generate returns consistent with expectations; the possibility that the facilities that we have acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of certain transactions will not be satisfied; our ability to close on facilities under non-binding letters of intent, which is generally less probable than closing on facilities under definitive agreements; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; a decrease in the overall demand for senior housing; general economic conditions and economic conditions in the markets in which we operate; real estate markets in the regions where our facilities are located; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our residents; interest rate fluctuations; licensing risks; our failure to comply with federal, state and local laws and regulations; our failure to comply with environmental laws; the effect of future legislation or regulatory changes in our operations; and other risks detailed from time to time in Brookdale Senior Living’s SEC reports including in “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, filed on March 31, 2006. Such forward-looking statements speak only as of the date of this Annual Report. Brookdale Senior Living expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
Executive Overview
     As of March 31, 2006, we are the third largest operator of senior living facilities in the United States based on total capacity with over 400 facilities in 32 states and the ability to serve over 30,700 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. As of March 31, 2006, we operated 78 independent living facilities with 13,901 units/beds, 317 assisted living facilities with 13,707 units/beds, seven continuing care retirement communities, or CCRCs, with 3,084 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and one skilled nursing facility with 82 units/beds. The majority of our units/beds are located in campus settings or facilities containing multiple services, including CCRCs. As of March 31, 2006, our facilities were on average 90.2% occupied. We generate over 96% of our revenues from private pay customers, which limits our exposure to government reimbursement risk. In addition, we control all financial and operational decisions regarding our facilities through property ownership and long-term leases. As of March 31, 2006, we are in compliance with the financial covenants of our debt and lease agreements. We believe we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services. For the three months ended March 31,

2006, 33.7% of our revenues were generated from owned facilities, 65.8% from leased facilities and 0.5% from management fees from facilities we operate on behalf of third parties and affiliates.
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
     We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale, including those created by the BLC and Alterra combination. Given the size and breadth of our nationwide platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, CCRC and skilled nursing assets. Since January 2001, we have begun leasing or acquired the ownership or management 75 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 11,600 units/beds. In 2005, prior to our initial public offering, we acquired 15 senior living facilities with 4,077 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and two additional facilities with an aggregate of 422 units/beds, which were sold in the third quarter of 2005, one of which we continued to manage through January, 2006. Since our initial public offering, we have purchased or committed to purchase $750.8 million in senior housing assets representing 104 facilities with 9,147 units/beds.
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
Formation Transactions
     We are a holding company formed in June 2005 for the purpose of combining, through a series of mergers, two leading senior living operating companies, BLC and Alterra. The combination of these two companies created a nationwide operating platform to grow our existing portfolio, realize economies of scale and add to our existing portfolio through strategic acquisitions of existing assets and/or senior living portfolios. In connection with the combination of BLC and Alterra, we negotiated new contracts for food, insurance and other goods and services and have and will continue to consolidate our corporate functions such as accounting, finance, human resources and legal, which are collectively expected to result in recurring operating and general and administrative expense savings, net of additional recurring costs expected to be incurred as a public company, of between approximately $13.0 million and $15.0 million per year. We began to realize these savings upon completion of the formation transactions in September 2005 and expect to realize the remainder subsequent to the formation.
     In addition to the combination of BLC and Alterra, Fortress contributed FIT REN, which owned nine facilities, (including the Prudential Portfolio), to Alterra in exchange for membership interests in FEBC and merged Fortress CCRC (including the Fortress CCRC Portfolio) with and into a wholly-owned subsidiary of the Company in exchange for shares of our common stock. Alterra purchased the Prudential Portfolio to expand its western presence and to strengthen its overall financial position. These portfolios together consisted of 17 senior living facilities with an aggregate of 4,499 units, of which two facilities with an aggregate of 422 units/beds were sold on July 1, 2005 and September 14, 2005, for $2.5 million and $9.0 million, respectively, and the proceeds of which were contributed to us in the series of formation transactions described in “Business — History.” An affiliate of BLC managed one of these facilities through January 2006. All of the preceding were purchased in the second and third quarter of 2005 by affiliates of Fortress.
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

Acquisitions
     Our financial results are impacted by the timing, size and number of acquisitions, leases and sale-leasebacks we complete in a period. During the three months ended March31, 2006, the number of facilities we owned or leased increased by 26, which resulted in an increase of approximately 2,005 units/beds, for an aggregate purchase price or lease value of approximately $184.6 million.
     On March 31, 2006, we acquired seven owned senior living facilities with 1,077 units/beds from American Senior Living L.P. for $92.1 million (the “Liberty Owned Portfolio”). The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, secured by the facilities, payable interest only at LIBOR plus 1.75%, through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge. We expect to complete the closing on the remaining 11 facilities in the second quarter of 2006.
     On March 28, 2006, we acquired 17 assisted living facilities with 814 units/beds from the Wellington Group LLC for $79.5 million (the Wellington Portfolio). The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and is divided into 13 owned and four leased facilities. In connection with the acquisition, we obtained a $52.6 million first mortgage loan, secured by the facilities, bearing interest at a variable rate of LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge. We originally signed an agreement to acquire 18 facilities; however, the agreement to acquire one facility was terminated.
     On February 28, 2006, we acquired two facilities in Orlando, Florida with 114 units/beds from Orlando Madison Ivy, LLC for an aggregate purchase price of $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage loan, secured by the facilities, bearing interest at a variable rate of LIBOR plus 1.70%, payable interest only through maturity in December 2008, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge.
     On December 30, 2005, we completed the acquisition of the entire share of capital stock of CMCP Properties Inc. from Capstead Mortgage Corporation, or Capstead. The purchase was structured as a stock transaction, at a total cost of $181.0 million, consisting of a $57.5 million cash payment and assumption of $119.8 million of debt. At closing we obtained a $30.0 million first mortgage loan against one of the facilities bearing interest at 6.085% payable interest only until February 2011 and principal and interest thereafter until maturity in February, 2013 and we repaid an existing $19.0 million loan against the facility. In connection with the refinancing we incurred a loss on extinguishment of $2.5 million. The portfolio is comprised of six independent and assisted living facilities (the “Chambrel Portfolio”), containing a total of 1,394 units and is located in Florida, Georgia, Virginia, Ohio and Texas. Subsidiaries of BLC have leased and operated the facilities since May 1, 2002.
     On December 22, 2005, we acquired four assisted living facilities (187 units/beds) from Merrill Gardens for an aggregate purchase price of $16.3 million. On November 30, 2005, we completed the acquisition of six facilities (237 units/beds) from Omega Healthcare Investors, Inc. (“Omega”) pursuant to our exercise of a purchase option, for an aggregate purchase price of $20.4 million. These acquisitions were financed by $24.0 million of first mortgage financing bearing interest at LIBOR plus 1.70%, payable interest only through maturity in December 2008, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge.
     The above acquisitions were accounted for using the purchase method of accounting and the purchase price was allocated to the assets and liabilities based on their estimated fair values.
     The following unaudited proforma condensed consolidated financial information sets forth the historical information for the three months ended March 31, 2006 and 2005 derived from the historical financial statements, as adjusted to give effect to:
•	Pro forma adjustment to give effect to the refinancing of five facilities;

•	Pro forma adjustments to give effect to the Fortress CCRC Portfolio, Prudential Portfolio, Chambrel Portfolio, Merrill Gardens Portfolio, Orlando, Fl facilities, Wellington Portfolio and Liberty Owned Portfolio acquisitions on the statement of operations as if these transactions closed on January 1, 2005;

•	Pro forma adjustments to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of Fortress Investment Group LLC, “Minority Shareholders”) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2005;

•	Pro forma adjustments to give effect to the consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2005;

•	Pro forma adjustments to give effect to the compensation expense in connection with the grants under the restricted stock plan;

•	Incremental general and administrative expenses related to operating as a public company;

•	Our initial public offering, repayment of indebtedness and other use of proceeds; and

•	Pro forma adjustments to give effect as if we entered into the Line of Credit Agreement on January 1, 2005.
     The following unaudited pro forma condensed consolidated financial information is presented for informational purposes only, as we do not expect that this information will reflect our future results of operations. The unaudited pro forma adjustments are based on available information and upon assumptions that we believe are reasonable. The unaudited pro forma financial information assumes that the transactions and our initial public offering were completed as of January 1, 2005.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Revenues	$236,369	$222,188
Loss from operations	(5,503)	(23,845)
Loss before income taxes	(24,368)	(41,505)
Loss from continuing operations	(24,870)	(41,671)
Weighted average basic and diluted loss per share	$(0.38)	$(0.64)
Weighted average shares used in computing basic and diluted loss per share	65,007	65,007
Segments
     We have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise’s decision makers use to make decisions about the enterprise’s operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Prior to September 30, 2005 (the date of the formation transactions described in “Business — History” of our Annual Report on Form 10-K filed with the SEC on March 31, 2006 and presently, each of Brookdale Living, which includes BLC, the Fortress CCRC Portfolio and the Prudential Portfolio, and Alterra, had and has distinct chief operating decision makers, or CODMS. Each of our facilities are considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the CODMS to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.
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
     Brookdale Living. Our Brookdale Living group of facilities operates independent living facilities and CCRCs that provide a continuum of services, including independent living, assisted living, Alzheimer’s care, dementia care and skilled nursing care. Our facilities include rental facilities and three entrance fee facilities. We also provide various ancillary services to our residents, including extensive wellness programs, personal care and therapy services for all levels of care. Our facilities are large, often in campus or high-rise settings, with an average unit/bed capacity of 210 units/beds. These facilities generally maintain high and consistent occupancy levels. We operate 69 facilities, with an aggregate capacity of 14,497 units/beds, representing approximately 47% of the total unit/bed capacity of our facilities.
     Alterra. Our Alterra group of facilities operates primarily assisted living facilities that provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer’s and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting. Our assisted living facilities target residents generally requiring assistance with two or three ADLs and are generally smaller than our Brookdale Living facilities, with an average unit/bed capacity of 44 units/beds. We operate 324 facilities, with an aggregate capacity of 14,309 units/beds, representing approximately 47% of the total unit/bed capacity of our facilities.
     Management Services. Our management services segment includes 10 facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. These 10 facilities have an aggregate capacity of 1,964 units/beds, representing approximately 6% of the total unit/bed capacity of our facilities.
Revenues
     We generate all of our revenues from resident fees, entrance fees and management fees. For the three months ended March 31, 2006 and 2005, approximately 99.5% and 0.5% and 99.5% and 0.5% of our revenues were generated from resident fees and management fees, respectively. In addition, we generated a small amount of revenue from entrance fees, which accounted for less than 0.1% of our revenue during this period.
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
     Resident Fees. We generate resident fee revenue on a monthly basis from each resident in each facility that we own and operate or lease and operate. The rates we charge are highly dependent on local market conditions and the competitive environment in which the facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any such pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. In addition, regulations governing assisted living facilities in several states stipulate that each resident must have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, a majority of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days’ notice. Our independent living facilities generally allow residents to terminate their leases upon the need for a higher level of care not provided at the facility or death.
     Upon termination of a lease, the resident is usually obligated to pay rent for the lesser of 60 days after he or she vacates the unit or until the unit is rented by another resident.
     On average, for the three months ended March 31, 2006 and 2005, we generated resident fees of approximately $221.0 million at $3,116 per unit/bed per month, and approximately $174.1 million at $2,903 per unit/bed, respectively. The increases were attributable to increased rates at our existing facilities and integration of the recent acquisitions into our operations.
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
     For the three months ended March 31, 2006, we received $2.1 million of entrance fees and refunded $0.7 million. We had no entrance fees prior to April 2005. Of the amount received, $0.4 million is deferred and amortized and $31.6 million, including net obligations assumed in connection with the purchase, is refundable to the resident generally upon resale of the unit or a comparable unit.
     Management Fees. Management fees are monthly fees that we collect from owners of facilities for which we are the manager. Management fees typically range from 2.8% to 5.0% of the facility’s total gross revenues. All management fees are recognized as revenues when services are provided. For the three months ended March 31, 2006 and 2005, we earned approximately $1.1 million and $0.9 million, respectively, in management fee revenue. Management fee revenues increased primarily due to termination fees of $0.2 received in connection with the third party owner’s sale of four facilities during the three months ended March 31, 2006.
     The terms of our management agreements generally range from one to three years and can be cancelled by the facility owners for cause, sale of the facility or upon 30 to 60 days’ notice at renewal.
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

     As of March 31, 2006, our facilities were 90.2% occupied. We expect to maintain and increase these occupancy levels due to the projected demand for senior living services; however, there can be no assurance that we will maintain or increase this occupancy level or the resident fees we charge for our services. Due to the stable nature of our portfolio, we do not expect to add significant personnel to our facilities as occupancy increases; however, we are subject to wage and benefit cost increases as we strive to attract and retain skilled management and staff at our facilities. In addition, we are subject to increases in other operating expenses such as: real estate taxes, as the taxing authorities are under increasing pressure to raise revenues; utilities, as a result of the recent oil shortages and supply problems; and insurance costs.
     General and administrative costs have increased primarily due to the increase in the number of facilities we own, lease and manage. During 2005, we purchased the Fortress CCRC Portfolio (eight facilities with 3,238 units/beds of which 817 are resident-owned cottages managed by us; we sold two of these facilities in the third quarter of 2005, one of which we continued to manage through January 2006), we purchased the Prudential Portfolio (nine facilities with 1,261 units/beds), we purchased the Chambrel Portfolio (six facilities with 1,394/beds) from Capstead that we previously leased, we purchased the Merrill Gardens Portfolio four facilities, with 187 units/beds, and we purchased six facilities with 237 units/beds from Omega (the “Omega Portfolio”) that we previously leased. During 2006, we purchased two facilities with 114 units/beds from Orlando Madison Ivy, LLC, we purchased the Wellington Portfolio (17 facilities with 814 units/beds), we purchased the Liberty Owned Portfolio (seven facilities with 1,077 units/beds), we purchased the SALI Portfolio (41 facilities with 12,877 units/beds) and we purchased the AEW I Portfolio (five facilities with 813 units/beds). These acquisitions, excluding the Capstead and Omega acquisitions, required us to add incremental corporate staff to oversee these facilities, and we expect to incur similar incremental and general and administrative costs in the future as we acquire additional senior housing facilities.
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
Results of Operations
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
     The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of the Fortress CCRC Portfolio (effective April 2005), the Prudential Portfolio (effective June/July 2005), the Merrill Gardens Portfolio (effective November 2005) the Omega and Chambrel Portfolios (effective December 2005), two facilities in Orlando, Florida (effective February 2006), Liberty Owned Portfolio and the Wellington Portfolio (effective March 2006) into our operations. BSL completed its formation transaction on September 30, 2005. Results prior to that date represent the combined operations of Brookdale Facility Group (“Predecessor Company”):

	Three Months Ended
	March 31,		Increase	% Increase
Statement of Operations Data:	2006	2005	(Decrease)	(Decrease)
Revenue
Resident fees:
Brookdale Living:
Less than 20% operating margin	$17,724	$3,492	$14,232	407.6%
20% - 40% operating margin	31,253	27,192	4,061	14.9%
Greater than 40% operating margin	59,873	40,240	19,633	48.8%

Total	108,850	70,924	37,926	53.5%

Alterra:
Less than 20% operating margin	13,737	15,098	(1,361)	(9.0%)
20% - 40% operating margin	46,570	48,804	(2,234)	(4.6%)
Greater than 40% operating margin	51,879	39,286	12,593	32.1%

Total	112,186	103,188	8,998	8.7%

Total resident fees	221,036	174,112	46,924	27.0%
Management fees	1,147	871	276	31.7%

Total revenue	222,183	174,983	47,200	27.0%

Expenses
Facility operating:
Brookdale Living:
Less than 20% operating margin	14,362	3,069	11,293	368.0%
20% - 40% operating margin	21,123	18,425	2,698	14.6%
Greater than 40% operating margin	29,629	20,583	9,046	43.9%

Total	65,114	42,077	23,037	54.7%

Alterra:
Less than 20% operating margin	12,492	13,956	(1,464)	(10.5%)
20% - 40% operating margin	31,553	32,961	(1,408)	(4.3%)
Greater than 40% operating margin	27,786	21,355	6,431	30.1%

Total	71,831	68,272	3,559	5.2%

Total facility operating expenses	136,945	110,349	26,596	24.1%
Lease expense	45,734	46,502	(768)	(1.7%)
General and administrative	21,085	11,658	9,427	80.9%
Depreciation and amortization	22,299	5,173	17,126	331.1%

Total operating expenses	226,063	173,682	52,381	30.2%

Income (loss) from operations	(3,880)	1,301	(5,181)	(398.2%)
Interest income	1,052	696	356	51.1%
Interest expense:
Debt	(13,690)	(9,125)	(4,565)	(50.0%)
Amortization of deferred financing costs	(703)	(423)	(280)	(66.2%)
Change in fair value of derivatives	(101)	4,062	(4,163)	(102.5%)
Loss on extinguishment of debt	(1,334)	(453)	(881)	(194.5%)
Equity in earnings (loss) of unconsolidated ventures, net of minority interests	(168)	(187)	19	10.2%

Loss before income taxes	(18,824)	(4,129)	(14,695)	(355.9%)
(Provision) benefit for income taxes	(386)	(166)	(220)	(132.5%)

Income loss before minority interest	(19,210)	(4,295)	(14,915)	(347.3%)
Minority interest	(116)	2,532	(2,648)	(104.6%)

Income (loss) before discontinued operations	(19,326)	(1,763)	(17,563)	(996.2%)
Discontinued operations	—	(35)	35	100.0%

Net loss	$(19,326)	$(1,798)	$(17,528)	(974.9%)

Selected Operating and Other Data:
Number of facilities (at end of period)	403	366	37	10.1%
Total units/beds operated(1)	30,770	26,109	4,661	17.9%
Owned/leased facilities units/beds	28,806	22,541	6,265	27.8%
Owned/leased facilities occupancy rate:
Period end	89.7%	89.0%	0.7%	0.8%
Weighted average	89.5%	89.1%	0.4%	0.4%
Average monthly revenue per unit/beds(2)	$3,116	$2,903	213	7.3%
Selected Segment Operating and Other Data
Brookdale Living:
Number of Facilities (period end)	69	49	20	40.8%
Total Units/beds	14,497	9,477	5,202	53.0%
Occupancy Rate:
Period end	90.8%	92.8%	(2.0%)	(2.2%)
Weighted average	90.9%	92.7%	(1.8%)	(1.9%)
Average monthly rate per unit/bed(2)	$2,969	$2,724	$245	9.0%
Alterra:
Number of Facilities (period end)	324	299	25	8.4%
Total Units/beds	14,309	13,064	1,245	9.5%
Occupancy Rate
Period end	88.6%	86.2%	2.4%	2.8%
Weighted average	88.2%	86.6%	1.6%	1.8%
Average monthly rate per unit/bed(2)	$3,191	$3,041	$150	4.9%
Managed:

	Three Months Ended
	March 31,		Increase	% Increase
Statement of Operations Data:	2006	2005	(Decrease)	(Decrease)
Number of Facilities (period end)	10	18	(8)	(44.4%)
Total Units/beds	1,964	3,568	(1,604)	(45.0%)
Occupancy Rate(3):
Period end	92.7%	82.3%	10.4%	12.6%
Weighted average	92.0%	82.7%	9.3%	11.2%
Average monthly rate per unit/beds(2)	$2,381	$2,350	$31	1.3%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues divided by occupied units/beds at the end of the period averaged over the respective period presented.

(3)	Includes facilities managed by us but excludes Town Village Oklahoma City, which is under development and was sold January, 2006.
Revenues
     Total revenues increased primarily due to increased resident fees of approximately $46.9 million, or 27.0% and an increase in management fees of $0.3 million, or 31.7%.
Resident fee revenue
     Resident fees increased by approximately $10.6 million, or 6.4%, at the facilities we operated during both periods which excludes the lease-up of four facilities. The remaining increase in resident fee revenue was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Merrill Gardens Portfolio, two facilities located in Orlando, Florida, the Liberty Owned Portfolio and the Wellington Portfolio into our operations effective April, June/July, December 2005 and February and March 2006, respectively.
     Brookdale Living revenue increased $37.9 million, or 53.5%, primarily due to the addition of the Fortress CCRC Portfolio and the Prudential Portfolio into our operations effective April and June/July 2005, respectively. The Prudential Portfolio and the Fortress CCRC Portfolio had lower occupancies at the acquisition which resulted in 1.8% decline in average occupancy. The Prudential Portfolio had higher average monthly rates which were partially offset by the Fortress CCRC Portfolio’s average rate as the independent living units/beds at three facilities charge an entrance fee which is deferred and amortized over the expected stay of the resident.
     Alterra revenue increased $9.0 million, or 8.7%, primarily due to the addition of the Merrill Gardens Portfolio and the Wellington Portfolio, a 1.8% increase in average occupancy and a 4.9% increase in average monthly rent per unit/bed.
Management fee revenue
     Management fee revenue increased over this period primarily due to termination fees of $0.2 million received in connection with the third party owner’s sale of four facilities during the three months ended March 31, 2006.
Operating Expenses
     The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $26.6 million, or 24.1%; (ii) general and administrative expenses increased $9.4 million, or 80.9%; and (iii) depreciation and amortization expenses increased $17.1 million, or 331.1% offset by a decrease in lease expense of $0.8 million, or 1.7%.

Explanations of significant variances noted in individual line-item expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 are as follows:
•	Of our increased facility operating expenses, $2.0 million, or 1.8% of the increase was attributable to the facilities we operated during both periods which excludes the lease up of four facilities. The remaining increase was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens Portfolio into our operations effective April, June/July, and December 2005, respectively.

Brookdale Living facility operating expenses increased $23.0 million, or 54.7%, primarily due to the addition of the Fortress CCRC Portfolio and the Prudential Portfolio into our operations effective April and June/July 2005, respectively. The balance was primarily due to increases in salaries, wages and benefits.

Alterra facility operating expenses increased $3.6 million, or 5.2%, primarily due to the Merrill Gardens acquisition and increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents.

•	General and administrative expenses increased $9.4 million, or 80.9%, primarily as a result of $3.0 million of non-recurring costs, non-cash compensation expense of $3.0 million as a result of our adoption of SFAS No. 123R, an increase in salaries, wages and benefits, an increase in the number of employees in anticipation of and in connection with the acquisitions. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 6.4% and 6.0% for the three months ended March 31, 2006 and 2005, respectively, calculated as follows:

	Three Months Ended
	March 31,
	2006	2005
Combined resident fee revenues	$221,036	$174,112
Resident fee revenues under management	12,909	19,734

Total	$233,945	$193,846

General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $6.0 million in 2006)	$15,060	$11,658

General and administrative expenses as of % of total revenues	6.4%	6.0%

•	Lease expense decreased by $0.8 million, or 1.7%, primarily due to the acquisition of the Omega and Chambrel Portfolios in December 2005 which were previously leased by us and includes $5.3 million of additional straight-line rent expense, partially offset by $1.1 million of additional deferred gain amortization.

•	Total depreciation and amortization expense increased by $17.1 million, or 331.1%, primarily due to the step-up in minority interest recorded in connection with the initial public offering, increased capital expenditures and leasehold improvements and the addition of the Fortress CCRC, Prudential, Omega and Chambrel Portfolio acquisitions.

•	Interest income increased $0.4 million, or 51.1%, primarily due to an increase in cash and cash equivalents invested from our initial public offering and cash flow from operations.

•	Interest expense increased $9.0 million, or 164.2%, primarily due to additional debt in connection with our acquisitions and the change in the fair value liability of the interest rate swaps from the three months ended March 31, 2006 and 2005.

Liquidity and Capital Resources
     We had $94.1 million of cash and cash equivalents at March 31, 2006, excluding cash and investments- restricted and lease security deposits of $69.3 million. In addition, we had $20.0 million available under our revolving credit agreement.
     As discussed below, we had a net increase in cash and cash equivalents of $16.4 million for the three months ended March 31, 2006.
     Net cash provided by (used in) operating activities was $12.1 million and $(4.4) million for the three months ended March 31, 2006 and 2005, respectively. The increase of $16.5 million was primarily due to recent acquisitions and the decrease in lease expense as a result of Omega and Chambrel Portfolios acquired in the fourth quarter 2005. Changes in current assets and current liabilities primarily relate to the timing of collections of resident fees and payment of operating expenses, including salaries and wages, real estate taxes and insurance.
     Net cash (used in) investing activities was $(186.0) million and $(1.8) million for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 we used $197.9 million to purchase two facilities in Orlando, Florida, the Liberty Owned Portfolio and the Wellington Portfolio, respectively, and to fund capital improvements at our existing facilities.
     Net cash provided by (used in) financing activities was $190.3 million and $(4.6) million for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we received $214.8 million of net proceeds from debt primarily as a result of the debt incurred in connection with our acquisitions and draws on our line of credit to fund a portion of the equity required for these acquisitions and the acquisition of the SALI Portfolio that closed on April 7, 2006, partially offset by the repayment of $3.9 million of debt, payment of a $16.5 million dividend in January 2006 and payment of financing costs of $5.0 million.
     To date we have financed our operations primarily with cash generated from operations, both short- and long-term borrowings and draws from our line of credit.
     At March 31, 2006, we had $897.8 million of debt outstanding at a weighted-average interest rate of 6.98%, of which $10.8 million was due in the next 12 months and primarily attributable to the three limited partnerships consolidated pursuant to EITF 04-5.
     In addition, in February 2006 we entered into a $330.0 million credit agreement, consisting of a $250.0 million term loan, a $20.0 million revolving loan, and a $60.0 million letters of credit commitment of which $87.0 million is drawn on the term loan and $56.0 million of letters of credit have been issued as of March 31, 2006. See “New Credit Facility” below.
     Our liquidity requirements have historically arisen from, and we expect they will continue to arise from, working capital, general and administrative costs, debt service and lease payments, acquisition costs, employee compensation and related benefits, capital improvements and dividend payments. In the past, we have met our cash requirements for operations using cash flows from operating revenues, the receipt of resident fees and the receipt of management fees from third-party-managed facilities. In addition to using cash flows from operating revenues, we use available funds from our indebtedness and long-term leasing of our facilities to meet our cash obligations. Over 96% of our resident fee revenues are generated from private pay residents with less than 4% of our resident fee revenues coming from reimbursement programs such as Medicare and Medicaid. The primary use of our cash is for operating costs, which includes debt service and lease payments and capital expenditures. We currently estimate that our existing cash flows from operations, together with existing working capital, asset sales and the credit facility we recently entered into will be sufficient to fund our short-term liquidity needs. In addition to normal recurring capital expenditures, we expect to spend approximately $14.3 million for major improvements at the six Fortress CCRC Portfolio facilities and several existing Alterra facilities that we own. The source of these funds is the prior sale of two Fortress CCRC facilities for $11.5 million in the aggregate, before closing costs, during the third quarter of 2005, cash on hand and cash generated from operations and financings. There can be no assurance that financing or refinancing will be available to us or available on acceptable terms.
     We expect to fund the growth of our business through cash flows from operations and cash flows from financing activities, such as equity offerings, and through the incurrence of additional indebtedness or leasing arrangements. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business. At March 31, 2006, we had approximately $94.1 million in cash and cash equivalents of which $82.9 was used to fund the April 7, 2006 acquisition of the SALI Portfolio. We may incur additional indebtedness or lease financing to fund such acquisitions. In addition, we may incur additional indebtedness or lease financing to fund future dividends.
     Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our ability to acquire new facilities, general economic conditions and the cost of capital.
Cash Flows
     We had cash and cash equivalents of $94.1 million and $77.7 million at March 31, 2006 and December 31, 2005, respectively. These amounts exclude cash and investments-restricted and lease security deposits totaling $69.3 million and $86.7 million, respectively, escrowed pursuant to the terms of our indebtedness, leases, residency agreements and insurance programs. Restricted cash amounts are generally available to pay real estate taxes and insurance premiums, reimbursements of capital improvements and refundable tenant security deposits, and to collateralize our debt, lease and self-insured retention obligations.
     The increase in cash and cash equivalents at March 31, 2006 as compared to March 31, 2005 was primarily due to the following:
•	Net cash provided by (used in) operating activities for the three months ended March 31, 2006 totaled approximately $12.1 million, compared to approximately $(4.4) million for the three months ended March 31, 2005, primarily due to recent acquisitions and decreased facility lease expense related to the Chambrel and Omega acquisitions as these were previously leased by us;

•	Net cash (used in) investing activities for the three months ended March 31, 2006 totaled approximately $(186.0) million, compared to approximately $(1.8) million for the three months ended March 31, 2005, primarily due to the 2006 purchase of two facilities in Orlando, Florida, the Liberty Owned Portfolio and the Wellington Portfolio, additions to property, plant and equipment and partially offset by the release of cash from cash and investments-restricted; and

•	Net cash provided by (used in) financing activities for the three months ended March 31, 2006 totaled approximately $190.3 million, compared to approximately $(4.6) million for the three months ended March 31, 2005, primarily due to the receipt of net proceeds from debt primarily as a result of the debt incurred in connection with the purchase of the Orlando, Florida facilities, the Liberty Owned Portfolio and the Wellington Portfolio and draws on our credit agreement.
New Credit Facility
     On February 10, 2006, we entered into a $330.0 million credit agreement (the “Credit Agreement”), consisting of a $250.0 million term loan, a $20.0 million revolving loan and a $60.0 million letters of credit commitment, with the several lenders from time to time parties thereto, Lehman Brothers Inc., as lead arranger, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., Citicorp North America, Inc., and LaSalle Bank National Association, as co-

arrangers, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent. Concurrent with the Credit Agreement we terminated our existing line of credit.
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
Contractual Commitments
     The following table presents a summary of our material indebtedness, lease and other contractual commitments, as of March 31, 2006.

	Total	2006(1)	2007	2008	2009	2010	Thereafter
	($ in 000’s)
Contractual Obligations:
Long-term debt(2)	$1,147,010	$41,952	$136,585	$222,404	$114,485	$132,024	$499,560
Capital lease obligations(2)	97,684	5,958	7,944	7,944	7,944	7,944	59,950
Operating lease obligations(3)	2,467,984	121,597	165,183	167,543	170,455	173,702	1,669,504
Purchase obligations(4)	1,199	717	438	44	—	—	—

Total	$3,713,877	$170,224	$310,150	$397,935	$292,884	$313,670	$2,229,014

(1)	Nine months ended December 31, 2006

(2)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the March 31, 2006 rate.

(3)	Reflects future cash payments after giving effect to lease escalators and assumes payments on variable rate instruments at the March 31, 2006 rate.

(4)	Represents minimum purchase commitments pursuant to contracts with suppliers.
Company Indebtedness, Long-term Leases and Hedging Agreements
Indebtedness
     As of March 31, 2006 and December 31, 2005, our outstanding property-specific debt was approximately $897.8 million, and $754.3 million, respectively. The increase from December 31, 2005 to March 31, 2006 was primarily due to debt incurred to fund the acquisitions of the facilities from Orlando Madison Ivy, the Wellington Portfolio and the Liberty Owned Portfolio and inclusion of the debt associated with three limited partnerships consolidated pursuant to EITF 04-5 partially offset by scheduled principal payments and repayment of debt from the proceeds of our initial public offering.
     We had an unsecured line of credit of $330.0 million at March 31, 2006, of which $60.0 million was restricted for certain letters of credit and $20.0 million for working capital. The balance consists of a $250.0 term loan to fund the equity portion of our acquisitions. As of March 31, 2006, we had drawn $87.0 million on the term loan and had issued $56.0 million of letters of credit.
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
     We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and our lease security deposits with $23.1 million and $34.9 million, respectively, of cash and letters of credit at March 31, 2006.
     As of March 31, 2006, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.
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
     As of March 31, 2006, we have 299 facilities under long-term leases. The leased facilities are generally fixed rate leases with annual escalators that are either fixed or tied to the consumer price index.
     The following two leases have or had a floating-rate debt component built into the lease payment:
     We completed the acquisition of the entities that own the six properties comprising the Chambrel Portfolio from Capstead on December 30, 2005. Prior to the acquisition, the Chambrel portfolio lease payment was a pass through of debt service, which includes $100.8 million of floating rate tax-exempt debt that is credit enhanced by Fannie Mae and subject to interest rate caps at 6.0% and $18.9 million of fixed rate debt, and a stated equity return subject to annual escalation based on the CPI.
     The Brookdale Provident leases contain $109.5 million of variable rate mortgages, which includes $80.0 million of floating-rate tax-exempt debt that is credit enhanced by Freddie Mac. The payments under the lease are subject to interest rate caps with a weighted-average rate of 6.39%. $24.4 million is hedged by an interest rate swap and the balance of $5.1 million is not hedged and matures in May 2006.

     For the three months ended March 31, 2006, our minimum annual lease payments for our capital and financing leases and operating leases was $2.0 million and $41.6 million, respectively. This amount excludes the straight-line rent expense associated with our annual escalators and the amortization of the deferred gains recognized in connection with the sale-leasebacks.
     As of March 31, 2006, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge debt coverage.
Hedging
     We had one interest rate swap agreement with Firstar Bank, N.A. (now doing business as US Bank Corp.) that converted $37.3 million of its floating-rate construction debt to a fixed-rate basis of 5.19% through maturity on April 1, 2005. This interest rate swap agreement was designated as a fair value hedge.
     We had four 10-year forward interest rate swaps with LaSalle Bank, N.A. to fix $97.3 million of future mortgage debt at 7.03%-7.325% with maturity dates ranging from August 2012 to March 2013 with a scheduled termination date of June 2006. The terms of the forward interest rate swaps required us to pay a fixed-interest rate to the counterparties. On March 30, 2005, we terminated our four 10-year forward interest rate swaps and incurred a termination payment of $15.8 million, including accrued interest of $1.7 million, which was funded by cash deposited with the counterparty and a $10.0 million unsecured loan bearing interest payable monthly at prime plus 1% and principal payable in quarterly installments of $500 commencing July 1, 2005 and maturing March 31, 2007. The loan was repaid in November 2005 from the proceeds of our initial public offering.
     In connection with the funding of $182.0 million of loans secured by five facilities on March 30, 2005, we entered into interest rate swaps for a notional amount of $182.0 million to hedge the floating rate debt payments where we pay an average fixed rate of 4.64% and receive 30-day LIBOR from the counterparty. The interest rate swaps are comprised of a $145.0 million notional amount for seven years and a $37.0 million notional amount for three years. In connection with the swaps, we originally posted approximately $2.3 million as cash collateral with the counterparty, which was returned in March 2006, and are required to post additional cash collateral based on changes in the fair value of the swaps. The swaps are recorded as cash flow hedges.
     In connection with the purchase of the Chambrel Portfolio, we assumed interest rate caps with an aggregate notional amount of $100.8 million, a strike price of 6.0% and a maturity date of November/December 2007.

     In February 2006, we entered into five-year forward interest rate swaps in the aggregate notional amounts of $283.5 million whereby we pay an average fixed rate of 4.97% and receive 30-day LIBOR from the counterparty. Of this amount $5.6 million was designated for existing floating rate debt, $126.5 was designated as a hedge on the floating rate debt incurred in connection with two Orlando facilities, Liberty owned and Wellington Portfolio acquisitions, and $151.4 is designated for future acquisitions of which the AEWI Portfolio with $124.5 million of floating rate debt closed on April 28, 2006.
     At March 31, 2006, we had interest swaps with an aggregate notional amount of $653.5 million and a fair value of $11.9 million. The average fixed rate is 4.61% with a weighted average maturity of 5.2 years.
Impacts of Inflation
     Resident fees for the facilities we own or lease and management fees from facilities we manage for third parties are our primary source of revenue. These revenues are affected by the amount of monthly resident fee rates and facility occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse affect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. At March 31, 2006, approximately $688.1 million of our indebtedness and lease payments bore interest at floating rates. We have mitigated $683.0 million of our exposure to floating rates by using $502.1 million of interest rate swaps and $180.9 million of interest rate caps under our debt and lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such debt. The balance of floating rate debt and lease exposure of $5.1 million matures May 2006.
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
Self-Insurance Liability Accruals
     We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed facilities under a master insurance program, our current policy provides for deductibles of $1.0 million for each and every claim. As a result, we are effectively self-insured for most claims. In addition, we maintain a self-insured workers compensation program (with excess loss coverage above $0.5 million per individual claim) and a self-insured employee medical program (with excess loss coverage above $0.2 million to $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-

insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.
Tax Valuation Allowance
     We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of March 31, 2006 and December 31, 2005, we have a valuation allowance against deferred tax assets of approximately $46.4 million and $47.5 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in either income or as an adjustment to Goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.
Lease Accounting
     We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of March 31, 2006, we operated 299 facilities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facility and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Facilities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For facilities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.
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
Allowance for Doubtful Accounts
     Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $3.0 million and $3.0 million as of March 31, 2006 and December 31, 2005, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.
Long-lived Assets and Goodwill
     As of March 31, 2006 and December 31, 2005, our long-lived assets were comprised primarily of, $1,610.6 million and $1,408.7 million, respectively, of property, plant and equipment. In accounting for our long-lived assets, other than goodwill, we apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Goodwill associated with the step-up was allocated to the carrying value of each facility and included in our application of the provisions of SFAS No. 142. We account for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of March 31, 2006 and December 31, 2005, we had $65.6 million and $65.6 million of goodwill, respectively.
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
Recently Issued Accounting Pronouncements
EITF Issue No. 04-5, General Partner Controls a Limited Partnership
     In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (‘EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-5 effective January 1, 2006 and the impact on our consolidated financial statements was not significant.

Off-Balance Sheet Arrangements
     We have one joint venture with an affiliate of Northwestern Mutual Life which owns and operates two facilities, The Heritage of Southfield, Southfield, Michigan (which includes 217 units/beds) and The Devonshire of Mt. Lebanon, Mt. Lebanon (Pittsburgh), Pennsylvania (which includes 218 units/beds). The venture partner made a first mortgage loan to a third facility owned by us, The Heritage at Gaines Ranch, Austin, Texas (which includes 208 units/beds) and the venture made a mezzanine loan of $12.7 million to the entity that owns the facility. Pursuant to the terms of the mezzanine loan, all net cash flow, including sale or refinancing proceeds, is payable to the venture. Pursuant to the terms of the venture agreements all net cash flow, including sale or refinancing proceeds, is distributed to the venture partner until it receives a 16% compounded return and then net cash flow is distributed 60% to the venture partner and 40% to us. Capital contributions, if any, are contributed 75% by the venture partner and 25% by us.
     We developed and managed facilities for a third party. In addition, we indemnified the owner for any federal or state tax liabilities associated with the ownership of the facilities. Effective December 31, 2003, these facilities were consolidated in our financial statements pursuant to FIN 46R. Prior to purchasing and consolidating the facilities in our financial statements, we recorded management fees of 5% - 7% of gross revenues with respect to the facilities in our combined financial statements.
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

     The calculation of Adjusted EBITDA includes non-recurring merger and integration expenses totaling $2.0 million for the three months ended March 31, 2006.
     The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006(1) (2)	2005(1)
Net loss	$(19,326)	$(1,798)
Loss on discontinued operations	—	35
Minority interest	116	(2,532)
Provision for income taxes	386	166
Equity in loss of unconsolidated ventures	168	187
Loss extinguishment of debt	1,334	453

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006(1) (2)	2005(1)
Interest expense:
Debt	11,530	6,849
Amortization of deferred financing costs	703	423
Capitalized lease obligation	2,160	2,276
Change in fair value of derivatives	101	(4,062)
Interest income	(1,052)	(696)

Income (loss) from operations	(3,880)	1,301
Depreciation and amortization	22,299	5,173
Straight-line lease expense	5,259	6,094
Amortization of deferred gain	(1,087)	(2,296)
Amortization of entrance fees	(83)	—
Non-cash compensation expense	3,018	—
Entrance fee receipts	2,069	—
Entrance fee disbursements	(703)	—

Adjusted EBITDA	$26,892	$10,272

(1)	BSL completed its formation transactions on September 30, 2005. Results prior to that date represent the combined operations of the Predecessor entities.

(2)	Includes non-recurring expenses totaling $3.0 million for the three months ended March 31, 2006.
Cash From Facility Operations
Definition of Cash From Facility Operations
     We define Cash From Facility Operations as follows:
     Net cash provided by (used in) operating activities adjusted for:
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

     The calculation of Cash From Facility Operations includes non-recurring merger and integration expenses of $3.0 million the three months ended March 31, 2006.
     The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the three months ended March 31, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006(1)	2005(1)
Net cash provided by operating activities	$12,119	$(4,428)
Changes in operating assets and liabilities	831	6,271
Refundable entrance fees received	1,621	—
Reimbursement of operating expenses	1,500	—
Entrance fees disbursed	(703)	—
Recurring capital expenditures, net	(2,061)	(3,428)

Cash From Facility Operations	$13,307	$(1,585)

(1)	BSL completed its formation transactions on September 30, 2005. Results prior to that date represent the combined operations of the Predecessor entities.

(2)	Includes non-recurring expenses totaling $3.0 million for the three months ended March 31, 2006.
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
     A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages. The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP). For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4%-5% of operating revenue) and an annual capital reserve (generally $250-$450 per unit/bed). As of March 31, 2006, we are in compliance with the financial covenants of all of our debt and lease agreements. An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.
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
     The table below shows the reconciliation of net income (loss) to Facility Operating Income for the three months ended March 31, 2006 and 2005:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005(1)	2005(1)
Net loss	$(19,326)	$(1,798)
Loss on discontinued operations	—	35
Minority interest	116	(2,532)
Provision for income taxes	386	166
Equity in loss of unconsolidated ventures	168	187
Loss on extinguishment of debt	1,334	453
Interest expense:
Debt	11,530	6,849
Amortization of deferred financing costs	703	423
Capitalized lease obligation	2,160	2,276
Change in fair value of derivatives	101	(4,062)
Interest income	(1,052)	(696)

Income (loss) from operations	(3,880)	1,301
Depreciation and amortization	22,299	5,173
Facility lease expense	45,734	46,502
General and administrative (including non-cash stock compensation expense)	21,085	11,658
Amortization of entrance fees	(83)	—
Management fees	(1,147)	(871)

Facility operating income	$84,008	$63,763

(1)	BSL completed its formation transactions on September 30, 2005. Results prior to that date represent the combined operations of the Predecessor entities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2006, we had approximately $240.5 million of long-term fixed rate debt, $591.1 million of long-term variable rate debt, and $66.3 million of capital lease obligations. As of March 31, 2006, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.98%.
     We do not expect changes in interest rates to have a material effect on earnings or cash flows since 100% of our debt and lease payments either have fixed rates or variable rates that are subject to swap or interest agreements with major financial institutions to manage our risk.

     The following table presents future principal payment obligations and weighted-average interest rates as of March 31, 2006 associated with long-term debt instruments.

	Weighted
	Average
	Interest		Expected Maturity Date — December 31,
	Rate(1)	Total	2006	2007	2008	2009	2010	Thereafter
Mortgage notes payable 2008 through 2012	5.54%	$196,935	$—	$—	$—	$68,994	$32,771	$95,170
Mortgage notes payable 2005 through 2037	9.12%	74,588	16	71,233	25	27	29	3,258
Mortgage notes payable through 2010	6.615%	105,756	—	—	—	1,401	104,355	—
Mortgage notes payable through 2010	5.38%	171,000	—	—	—	—	2,478	168,522
Mortgage notes payable through 2010(3)	7.88%	19,697	249	10,605	164	177	2,548	5,954
Notes payable	8.14%	150,000	—	—	150,000	—	—	—
Capital and financing lease obligation	11.83%	66,284	—	—	—	—	—	66,284
Mezzanine loan	(2)	12,739	—	—	—	—	—	12,739
Tax exempt and taxable bonds	3.18%	100,841	—	—	—	—	—	100,841

Total Debt	6.98%	$897,840	$265	$81,838	$150,189	$70,599	$142,181	$452,768

(1)	Variable rate debt reflected at the swapped rate.

(2)	Payable to the extent of all available net cash flow (as defined).

(3)	Debt related to consolidation of limited partnerships pursuant to EITF 04-5.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term sis defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et. al. v. Apollo Real Estate Advisors, L.P., et al (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We have filed a motion to dismiss the claims, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.
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
Item 1A. RISK FACTORS
     None.
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     (a) None.
     (b) None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated March 30, 2006, by and between BLC Acquisitions, Inc., SALI Merger Sub Inc., and Southern Assisted Living, Inc. (incorporated by reference to Exhibit 2.10 to the Company’s Annual Report on Form 10-K (File No. 001-32641) filed on March 31, 2006).*

2.2	Asset Purchase Agreement, dated January 11, 2006, by and between BLC Acquisitions, Inc., as buyer, and Health Care Properties I, LLC; Health Care Properties IV, LLC; Health Care Properties VI, LLC; Health Care Properties VII, LLC; Health Care Properties VIII, LLC; Health Care Properties IX, LLC; Health Care Properties X, LLC; Health Care Properties XI, LLC; Health Care Properties XII, LLC; Health Care Properties XIII, LLC; Health Care Properties XV, Ltd.; Health Care Properties XVI, LLC; Health Care Properties XVII, Ltd.; Health Care Properties XVIII, LLC; Health Care Properties XX, LLC; Health Care Properties XXIII, LLC; Health Care Properties XXIV, LLC; Health Care Properties XXV, LLC; Health Care Properties XXVII, LLC; Cleveland Health Care Investors, LLC; and Wellington SPE, LLC, as sellers (incorporated by reference to Exhibit 2.12 to the Company’s Annual Report on Form 10-K (File No. 001-32641) filed on March 31, 2006).*

2.3	Asset Purchase Agreement, dated January 12, 2006, by and between AHC Acquisitions, Inc., as buyer, and American Senior Living Limited Partnership; American Senior Living of Fort Walton Beach, FL, LLC; American Senior Living of Jacksonville, LLC; American Senior Living of Jacksonville-SNF, LLC; American Senior Living of Titusville, FL, LLC; ASL Senior Housing, LLC; American Senior Living of Destin, FL, LLC; and American Senior Living of New Port Richey, FL, LLC, as sellers (incorporated by reference to Exhibit 2.13 to the Company’s Annual Report on Form 10-K (File No. 001-32641) filed on March 31, 2006).*

2.4	Purchase and Sale Agreement, dated February 7, 2006, among PG Santa Monica Senior Housing, LP; PC Tarzana Senior Housing, LP; PG Chino Senior Lousing, LP; The Fairways Senior Housing, LLC; AEW/Careage – Federal Way, LLC; AEW/Careage – Bakersfield, LLC; and AEW/Careage – Bakersfield SNF, LLC, as sellers, and BLC Acquisitions, Inc., as buyer (incorporated by reference to Exhibit 2.14 to the Company’s Annual Report on Form 10-K (File No. 001-32641) filed on March 31, 2006).*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).

4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).

4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-32641) filed on March 31, 2006).

10.1	Credit Agreement, dated as of February 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc, as Lead Arranger, LaSalle Bank National Association, as Syndication Agent, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as Co-Arrangers, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.2	Guarantee and Pledge Agreement, dated as of February 10, 2006, made by Brookdale Senior Living Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.3	First Amendment, Consent and Waiver to Credit Agreement, dated May 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc, as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent.*

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits omitted pursuant to Item 601(b) (2) of Reg. S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By: /s/ R. Stanley Young

Name: R. Stanley Young
Title: Duly authorized officer and Chief Financial Officer
Date: May 15, 2006