Form 10-K/A
period 2005-12-31
Brookdale Senior Living Inc.
filed 2006-06-13
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
EXPLANATORY NOTE
This Form 10-K/A is being filed for the sole purpose of presenting aggregated results for the year ended December 31, 2005 in a separate column by combining the consolidated operating results for the period October 1, 2005 to December 31, 2005 (period subsequent to formation transaction) with the combined operating results for the period January 1, 2005 to September 30, 2005, in our Form 10-K filed on March 31, 2006; Part II. Financial Statements and Supplemental Data, Item 8 and Selected Financial Data, Item 6, have been updated to reflect this combined presentation. In addition, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K, or modify or update the disclosures presented in such original filing of our Form 10-K.

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

1

	For the	For the
	Period	Period
	October 1,	January 1,
	2005 to	2005 to
	December 31,	September 30,	Year Ended December 31,
	2005	2005	2005	2004	2003	2002	2001
Statement of Operations Data (in thousands, except per share data):
Revenue	$213,047	$577,530	$790,577	$660,872	$222,584	$161,516	$123,935

Facility operating expenses	127,105	366,782	493,887	415,169	133,119	92,980	72,467
Lease expense	48,487	140,852	189,339	99,997	30,744	31,003	26,016
Depreciation and amortization	19,022	30,861	49,883	52,307	22,480	13,708	11,230
Amortization of goodwill	—	—	—	—	—	—	2,382
General and administrative expenses (including non-cash stock compensation of $11,534, $11,146 and $22,680 respectively, for 2005)	27,690	54,006	81,696	43,640	15,997	12,540	12,138

Total operating expenses	222,304	592,501	814,805	611,113	202,340	150,231	124,233

Income (loss) from operations	(9,257)	(14,971)	(24,228)	49,759	20,244	11,285	(298)
Interest income	1,588	2,200	3,788	637	14,037	18,004	18,251
Interest expense:
Debt	(12,809)	(33,439)	(46,248)	(63,634)	(25,106)	(9,490)	(8,247)
Change in fair value of derivatives	(88)	4,080	3,992	3,176	—	—	—
Loss on sale of properties	—	—	—	—	(24,513)	—	—
Loss (gain) on extinguishment of debt	(3,543)	(453)	(3,996)	1,051	12,511	—	—
Equity in earnings (loss) of unconsolidated ventures, net of minority interest	(197)	(641)	(838)	(931)	318	584	984
Other	—	—	—	(114)	—	—	—

Income (loss) before taxes	(24,306)	(43,224)	(67,530)	(10,056)	(2,509)	20,383	10,690
(Provision) benefit for income taxes	(150)	247	97	(11,111)	(139)	(8,666)	(4,503)

Income (loss) before minority interest.	(24,456)	(42,977)	(67,433)	(21,167)	(2,648)	11,717	6,187
Minority interest	—	16,575	16,575	11,734	1,284	(5,262)	(2,778)

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(24,456)	(26,402)	(50,858)	(9,433)	(1,364)	6,455	3,409
Loss on discontinued operations	—	(128)	(128)	(361)	(322)	—	—
Cumulative effect of a change in accounting principle, net of income taxes of $8,095	—	—	—	—	(7,277)	—	—

Net income (loss)	$(24,456)	$(26,530)	$(50,986)	$(9,794)	$(8,963)	$6,455	$3,409

Basic earnings (loss) per share(1)	$(0.41)	$—	$—	$—	$—	$—	$—
Weighted average shares used in computing basic earnings (loss) per share	59,710	—	—	—	—	—	—
Diluted earnings (loss) per share before extraordinary loss	(0.41)	—	—	—	—	—	—
Weighted average shares used in computing diluted earnings (loss) per share	59,710	—	—	—	—	—	—
Other Operating Data:
Number of facilities (at end of period)	383	380	383	367	359	60	51
Total units operated	30,055	30,048	30,055	26,208	24,423	11,334	9,266

Occupancy rate	89.8%	88.9%	89.6%	89.4%	87.5%	91.0%	82.2%

Average monthly revenue per unit/bed (same store)	$2,969	$2,910	$2,991	$2,827	$2,660	$2,516	$2,445

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data (in thousands):
Cash and cash equivalents	$77,682	$86,858	$56,468	$2,172	$1,067
Total assets	1,697,811	746,625	1,656,582	730,298	570,323
Total debt	754,301	371,037	1,044,736	290,483	171,236
Total stockholders’/owners’ equity	630,403	40,091	237,744	183,807	177,352

2

(1)	We have excluded the earnings (loss) per share data for the nine months ended September 30, 2005 and years ended December 31, 2005, 2004, 2003, 2002 and 2001. We believe these calculations are not meaningful to investors due to the different ownership and legal structures (e.g., corporation and limited liability companies) of the various entities prior to the combination transaction on September 30, 2005.

3

BROOKDALE SENIOR LIVING INC.
INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated and Combined Statements of Operations for the periods from October 1, 2005 through December 31, 2005 and from January 1, 2005 through September 30, 2005 and the Years Ended December 31, 2005, 2004 and 2003
F-4
Consolidated and Combined Statements of Equity for the periods from October 1, 2005 through December 31, 2005 and from January 1, 2005 through September 30, 2005 and the Years Ended December 31, 2004 and 2003
F-5
Consolidated and Combined Statements of Cash Flows for the periods from October 1, 2005 through December 31, 2005 and from January 1, 2005 through September 30, 2005 and the Years Ended December 31, 2005, 2004 and 2003
F-6
Notes to the Consolidated and Combined Financial Statements	F-9
Schedule II — Valuation and Qualifying Accounts	F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Brookdale Senior Living, Inc.
     We have audited the accompanying consolidated and combined balance sheets of Brookdale Senior Living, Inc. (the “Company”) as of December 31, 2005 and 2004, as defined in Note 1, and the related combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2005 and the consolidated statements of operations, stockholders’ equity, and cash flows for the period from October 1, 2005 to December 31, 2005, and the combined statements of operations, owners’ equity, and cash flows for the period from January 1, 2005 to September 30, 2005. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     As discussed in Note 2 to the combined financial statements, the Company changed its method of accounting for variable interest entities in 2003.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of the Company at December 31, 2005 and 2004, respectively, the combined results of operations and cash flows for each of the three years in the period ended December 31, 2005 and the consolidated results of operations and cash flows for the period from October 1, 2005 to December 31, 2005 and the combined results of operations and cash flows for the period from January 1, 2005 to September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
March 17, 2006

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except stock amounts)

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

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2005	2004	2003
Revenue
Resident fees	$211,860	$574,855	$786,715	$657,327	$217,216
Management fees	1,187	2,675	3,862	3,545	5,368

Total revenue	213,047	577,530	790,577	660,872	222,584

Expenses
Facility operating, excluding depreciation and amortization of $17,657, $27,586, $45,243, $48,885 and $20,383, respectively)	127,105	366,782	493,887	415,169	133,119
General and administrative (including non-cash stock compensation expense of $11,534, $11,146 and $22,680 for 2005, respectively)	27,690	54,006	81,696	43,640	15,997
Facility lease expense	48,487	140,852	189,339	99,997	30,744
Depreciation and amortization	19,022	30,861	49,883	52,307	22,480

Total operating expenses	222,304	592,501	814,805	611,113	202,340

Income (loss) from operations	(9,257)	(14,971)	(24,228)	49,759	20,244
Interest income	1,588	2,200	3,788	637	14,037
Interest expense:
Debt	(12,809)	(33,439)	(46,248)	(63,634)	(25,106)
Change in fair value of derivatives.	(88)	4,080	3,992	3,176	—
Loss from sale of properties	—	—	—	—	(24,513)
Gain (loss) on extinguishment of debt	(3,543)	(453)	(3,996)	1,051	12,511
Equity in earnings (loss) of unconsolidated ventures, net of minority interest $—, $—, $—, $(6) and $11, respectively	(197)	(641)	(838)	(931)	318
Other	—	—	—	(114)	—

Loss before income taxes	(24,306)	(43,224)	(67,530)	(10,056)	(2,509)
(Provision) benefit for income taxes.	(150)	247	97	(11,111)	(139)

Loss before minority interest	(24,456)	(42,977)	(67,433)	(21,167)	(2,648)
Minority interest	—	16,575	16,575	11,734	1,284

Loss before discontinued operations and cumulative effect of a change in accounting principle	(24,456)	(26,402)	(50,858)	(9,433)	(1,364)
Loss on discontinued operations, net of taxes and minority interest	—	(128)	(128)	(361)	(322)
Cumulative effect of a change in accounting principle, net of income taxes of $4,460 and minority interest	—	—	—	—	(7,277)

Net loss	$(24,456)	$(26,530)	$(50,986)	$(9,794)	$(8,963)

Basic and diluted (loss) per share	$(0.41)

Weighted average shares used in computing basic and diluted (loss) per share	59,710

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND OWNER’S EQUITY
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

BROOKDALE SENIOR LIVING INC.
CONSOLDIATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2005	2004	2003
Cash Flows from Operating Activities
Net loss	$(24,456)	$(26,530)	$(50,986)	$(9,794)	$(8,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of properties	—	—	—	—	24,513
Loss (gain) on extinguishment of debt	3,543	453	3,996	(1,051)	(12,511)
Cumulative effect of a change in accounting principle	—	—	—	—	7,277
Depreciation and amortization	19,022	30,861	49,883	52,307	22,480
Minority interest	—	(16,575)	(16,575)	(11,734)	(1,284)
Equity in (earnings) loss of unconsolidated ventures, net	197	641	838	931	(318)
Loss on discontinued operations	—	128	128	842	751
Amortization of deferred gain	(1,152)	(6,786)	(7,938)	(2,260)	(539)
Amortization of entrance fees	(15)	(18)	(33)	—	—
Proceeds from deferred entrance fee revenue	486	700	1,186	—	—
Deferred income taxes provision (benefit)	150	(247)	(97)	10,630	(290)
Change in deferred lease liability	5,895	17,857	23,752	4,588	1,102
Change in fair value of derivatives	88	(4,080)	(3,992)	(3,176)	—
Compensation expenses related to restricted stock grants.	11,534	11,146	22,680	—	—
Long-term debt deferred interest and subsequent fee added to principal, net of $—, $—, $—, $2,342 and $2,176 paid, respectively	—	—	—	1,380	798
Changes in operating assets and liabilities:
Accounts receivable, net	917	(3,478)	(2,561)	1,457	887
Prepaid expenses and other assets, net	(3,825)	703	(3,122)	1,057	1,146
Accounts payable and accrued expenses	8,555	5,192	13,747	3,865	(1,901)
Tenant refundable fees and security deposits	108	1,715	1,823	1,938	13
Other	(11,954)	(3,875)	(15,829)	(852)	950

Net cash provided by operating activities	9,093	7,807	16,900	50,128	34,111

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2005	2004	2003
Cash Flows from Investing Activities
Acquisition of leased facilities	$(79,979)	$—	$(79,979)	$265	$—
Increase in lease security deposits and lease acquisition deposits, net	491	254	745	(70)	(6,518)
(Increase) decrease in cash and investments — restricted	6,729	(8,266)	(1,537)	5,421	5,891
Increase in investment certificates — restricted	—	—	—	—	(5,004)
Net proceeds from sale of property, plant and equipment	—	15,446	15,446	24,023	80,622
Additions to property, plant and equipment, net of related payables	(25,872)	(489,206)	(515,078)	(37,951)	(7,291)
Proceeds from sale leaseback, net of costs	—	—	—	520,043	—
Cash and cash equivalents from the combination of Alterra	—	—	—	—	57,972
Increase in reimbursable development costs	—	—	—	—	(11,139)
Purchase of venture partner’s interest	—	—	—	—	(10,533)
Distribution from unconsolidated venture	—	—	—	3,772	1,915
Proceeds from sale of partnerships, net of minority interests	—	—	—	9,228	—

Net cash provided by (used in) investing activities	(98,631)	(481,772)	(580,403)	524,731	105,915

Cash Flows from Financing Activities
Proceeds from debt	54,000	468,756	522,756	79,809	29,161
Repayment of debt	(77,459)	(182,558)	(260,017)	(312,355)	(111,220)
Payment of dividends	(14,355)	(20,000)	(34,355)	(304,577)	—
Proceeds from unsecured lines of credit	—	—	—	94,200	96,500
Repayment of unsecured lines of credit	—	—	—	(99,200)	(109,702)
Proceeds from notes payable to affiliates	—	—	—	—	10,633
Payment of financing costs	—	(3,425)	(3,425)	(2,346)	(1,102)
Refundable entrance fees:
Proceeds from refundable entrance fees	1,513	2,530	4,043	—	—
Refunds of entrance fees	(1,065)	(1,670)	(2,735)	—	—
Payment of swap termination	—	(14,065)	(14,065)	—	—
Proceeds from issuance of common stock, net of underwriters discount	151,269	500	151,769	—	—
Costs incurred related to initial public offering	(6,434)	—	(6,434)	—	—
Capital contributions from controlling shareholder	—	196,790	196,790	—	—

Net cash provided by (used in) financing activities	107,469	446,858	554,327	(544,469)	(85,730)

Net increase (decrease) in cash and cash equivalents	17,931	(27,107)	(9,176)	30,390	54,296
Cash and cash equivalents at beginning of period	59,751	86,858	86,858	56,468	2,172

Cash and cash equivalents at end of period	$77,682	$59,751	$77,682	$86,858	$56,468

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	For the Period from	For the Period from	For the Years Ended
	October 1, 2005 to	January 1, 2005 to	December 31,
	December 31,	September 30,
	2005	2005	2005	2004	2003
Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,896	$32,896	$45,792	$61,844	$25,656

Income taxes paid	$259	$2,377	$2,636	$836	$149

Reorganization costs paid	$—	$—	$—	$—	$10,846

Write-off of fully amortized intangible asset	$3,815	$4,403	$8,218	$—	$—

Write-off of deferred costs	$702	$453	$1,155	$—	$—

Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
In connection with net operating lease transactions and property acquisitions assets acquired and liabilities assumed were as follows:
Property, plant and equipment excluding write-off of accumulated depreciation totaling $9,577 in 2003	$164,903	$—	$164,903	$—	$415,761
Cash and investments — restricted, current	—	—	—	1,300	14,023
Accounts receivable assumed	—	—	—	47	—
Prepaid expenses and other assumed	5,157	—	5,157	22	—
Other asset assumed	—	—	—	—	485
Lease security deposits redeemed	—	—	—	—	(156,787)
Deferred costs paid by lessor	—	—	—	112	—
Accrued real estate taxes assumed	—	—	—	(454)	—
Trade accounts payable assumed	—	—	—	(117)	—
Tenant refundable entrance fees and security deposits assumed	—	—	—	(1,036)	—
Other current liabilities assumed	—	—	—	(139)	—
Debt assumed	(119,775)	—	(119,775)	—	(274,641)
Accrued interest assumed	—	—	—	—	(1,088)
Other liabilities	7,215	—	7,215	—	2,247

Net cash paid (received)	$57,500	$—	$57,500	$(265)	$—

Consolidation of the development properties pursuant to FIN 46R (note 2):
Property, plant and equipment	$—	$—	$—	$—	$300,405
Other assets assumed	—	—	—	—	8,789
Investment certificates — restricted	—	—	—	—	(58,484)
Development fees receivable	—	—	—	—	(9,000)
Reimbursable development costs	—	—	—	—	(42,584)
Debt assumed	—	—	—	—	(191,543)
Accrued interest assumed	—	—	—	—	(2,912)
Accrued real estate taxes	—	—	—	—	(768)
Security deposits assumed	—	—	—	—	(2,415)
Other liabilities assumed	—	—	—	—	(1,488)

Net cash paid	$—	$—	$—	$—	$—

Investment in unconsolidated ventures, net purchase of venture partner’s interest in GFB-AS Investors, LLC Other assets acquired	$—	$—	$—	$—	$12,641
Investment in unconsolidated ventures	—	—	—	—	(1,926)
Minority interests	—	—	—	—	(182)

Net cash paid	$—	$—	$—	$—	$10,533

Reclassification of property, plant and equipment to investment in unconsolidated ventures in connection with formation of Brookdale Senior Housing, LLC, net.	$—	$—	$—	$—	$15,229

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
     On September 30, 2005, the holders of all equity shares or membership interests in Brookdale Living Communities, Inc. (“BLC”), Alterra Healthcare Corporation (“Alterra”), FIT REN LLC (“FIT REN”) and Fortress CCRC Acquisition LLC (“Fortress CCRC”) contributed their ownership interests to BSL for common shares of BSL. Simultaneously with the formation transaction, FIT II, as defined below, contributed its membership interest in FIT REN to FEBC in exchange for common shares of BSL. A summary of the common shares issued by BSL for the respective interests is as follows:

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

     The fair value adjustment to stockholders’ equity was calculated as the difference between the historical carrying value of Non-FIG shareholders in BLC and Alterra and their estimated fair value as of September 30, 2005. The fair value was based upon the total number of shares issued by BSL to the Non-FIG.

BROOKDALE SENIOR LIVING INC.
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

Total
Equity
Contribution of ownership interests	$231,645
Reclass of minority interest to equity in connection with combination	20,412
Minority step-up in basis	261,538

Equity at September 30, 2005	$513,595

     In June 2005, prior to the formation of BSL, FIT II purchased 50% of the membership interests held by minority members for $50.0 million. In connection with the purchase Alterra recorded a step-up in basis of assets and liabilities related to the purchase to reflect their fair values.
     The combined financial statements include the accounts of Brookdale Living Communities, Inc, (“BLC”) a wholly-owned subsidiary of Fortress Brookdale Acquisition LLC, (“FBA”) and effective December 1, 2003, Alterra Healthcare Corporation (“Alterra” or “Successor Alterra”), a wholly-owned subsidiary of FEBC ALT Investors, LLC (“FEBC”), effective April 5, 2005, Fortress CCRC Acquisition LLC (“Fortress CCRC”), a wholly-owned subsidiary of Fortress Investment Trust II (“FIT II”) and effective June 21, 2005, FIT REN LLC (“FIT REN”), a wholly-owned subsidiary of FIT II. All entities are indirectly controlled by affiliates of FIG and as such are presented on a combined basis due to their common control. Combined financial statements are presented for all dates and periods prior to September 30, 2005, the date of the merger transaction described above. Subsequent to the transaction, the financial statements are presented on a consolidated basis.
     The combined statements are presented on a combined basis due to that fact that FIG controlled each of BLC, Alterra, Fortress CCRC and FIT REN through its voting, financial and investment control over Fortress Registered Investment Trust (“FRIT”) and FIT II. FRIT owned 50.51% of FBA, which owned 100% and 90.1% of BLC as of December 31, 2004 and August 2005, respectively. FIT II owned 100% of each of Fortress CCRC, FIT REN and FIT-ALT Investor LLC (“FIT-ALT”), which owned 73.49% of FEBC, the indirect parent of Alterra, as of August 2005 (as of December 31, 2004, FIT II owned 50% of FEBC and had the right to appoint a majority of the members of the FEBC board).
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
     A summary of the changes in total equity and minority interests from December 31, 2004 to September 30, 2005 prior to the contribution to BSL is as follows:

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

Combined Presentation
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
     For the year ended December 31, 2005, we have aggregated the consolidated financial statements of the Company for the three months ended December 31, 2005, and combined statements for the nine months ended September 30, 2005. The financial statements are presented on a combined basis, in accordance with GAAP for the years ended December 31, 2004 and 2003. For financial reporting purposes the non-controlling shareholders or members (ownership interests other than those controlled by FIG) have been presented as minority interest. Upon consummation of the formation transaction on September 30, 2005, the minority interests were consolidated as shareholders of BSL and their interest reflected at fair value in accordance with SFAS No. 141 Business Combinations.
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
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments net of any related income tax effect. Net loss equals comprehensive loss for the

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
years ended December 31, 2004 and 2003. Comprehensive loss for the three months and year ended December 31, 2005 and nine months ended September 30, 2005, equals $22.1 million, $49.3 million and $27.2 million, respectively.
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

     We have excluded the earnings (loss) per share data for the nine months ended September 30, 2005 and years ended December 31, 2005, 2004 and 2003. We believe these calculations are not meaningful to investors due to the different ownership and legal structures (e.g., corporation and limited liability companies) of the various entities prior to the combination transaction on September 30, 2005.
Advertising Costs
     Advertising costs are expensed as incurred and were $1.6 million for the period from October 1, 2005 to December 31, 2005, $4.6 million for the nine months ended September 30, 2005 and $6.2 million, $6.0 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
     A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows:

	For the Period	For the Period
	from October 1,	from January 1,	For the Years Ended
	2005 to	2005 to	December 31,
	December 31,	September 30,
	2005	2005	2005	2004	2003
Cash basis payment	$43,744	$129,781	$173,525	$97,669	$30,181
Straight-line expense	5,895	17,857	23,752	4,588	1,102
Amortization of deferred gain	(1,152)	(6,786)	(7,938)	(2,260)	(539)

Facility lease expense	$48,487	$140,852	$189,339	$99,997	$30,744

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
     As of December 31, 2005, 2004 and 2003, we have management consulting and supervisory agreements with 3, 3 and 19 GC Facilities, respectively, providing for a fee payable in the amount of 2.8% of the gross revenues. Fees from the GC Facilities totaled $0.1 million and $0.4 million for the three months and year ended December 31, 2005, $0.3 million for the nine months ended September 30, 2005 and $0.8 million and $2.4 million for the years ended December 31, 2004 and 2003, respectively.
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
     The following table represents operating information included in the loss on discontinued operations in the consolidated statements of operations are as follows:

	For the Period
	from January 1,
	2005 to	For the Years Ended
	September 30,	December 31,
	2005	2005	2004	2003
Revenues	$4,676	$4,676	$15,265	$2,669
Operating expenses	5,642	5,642	16,533	3,059

Operating loss	(966)	(966)	(1,268)	(390)
Loss on debt extinguishment	—	—	—	(580)
Gain (loss) on sale or disposal of residences	1,321	1,321	65	(102)
Benefit for income taxes	—	—	481	429

Income (loss) on discontinued operations before minority interest	355	355	(722)	(643)
Minority interest	(483)	(483)	361	321

Loss on discontinued operations	$(128)	$(128)	$(361)	$(322)

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
     For the three months and year ended December 31, 2005, nine months ended September 30, 2005 and for the year ended December 31, 2004 an adjustment to interest expense was recorded for $(0.1) million, $3.9 million, $4.0 million and $3.2 million, respectively, the majority of which resulted from the change in the fair value of interest rate and forward starting interest rate swaps not previously designated as hedging instruments.
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
9. Accrued Expenses
     Accrued expenses at December 31, comprise of the following:

	2005	2004
Accrued salaries and wages	$14,350	$13,521
Accrued interest	4,078	3,622
Accrued insurance reserves	12,877	15,795
Accrued real estate taxes	12,088	11,877
Accrued income taxes	314	2,173
Accrued vacation	6,169	5,406
Accrued professional fees	3,045	2,936
Accrued lease payable	7,202	6,614
Other	25,269	15,389

Total	$85,392	$77,333

10. Income Taxes
     The (provision) benefit for income taxes is comprised of the following:

	For the Period	For the Period
	from October 1,	from January 1,
	2005 to	2005 to	For the Years Ended
	December 31,	September 30,	December 31,
Federal:	2005	2005	2005	2004	2003
Current	$—	$540	$540	$(5,032)	$—
Deferred	—	—	—	(2,895)	340

	—	540	540	(7,927)	340

State:
Current	(150)	(293)	(443)	(2,368)	(127)
Deferred	—	—	—	(335)	77

	(150)	(293)	(443)	(2,703)	(50)

Total	$(150)	$247	$97	$(10,630)	$290

     A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows:

	For the Period	For the Period
	from October 1,	from January 1,
	2005 to	2005 to	For the Years Ended
	December 31,	September 30,	December 31,
	2005	2005	2005	2004	2003
Tax (provision) benefit at U.S. Statutory Rate	$8,507	15,079	$23,586	3,721	1,241
Variable interest entities (VIE’s)	(244)	(2,210)	(2,454)	(10,342)	—
Valuation allowance	(8,728)	(10,299)	(19,027)	(3,491)	—
State taxes, net of federal income tax	632	1,120	1,752	(1,444)	73
Other, net	(317)	(3,443)	(3,760)	926	(1,024)

Total	$(150)	$247	$97	$(10,630)	$290

BROOKDALE SENIOR LIVING INC.
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
Employee Benefit Plan
     We maintain 401(k) Retirement Savings Plans for all employees that meet minimum employment criteria. The plans provide that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. We make matching contributions in amounts equal to 25% of the employee’s contribution to the plans. Employees are always 100% vested in their own contributions and vest in our contributions over five years. We made contributions to such plans in the amount of $0.7 million for the three months ended December 31, 2005, $0.3 million for the nine months ended September 30, 2005 and $1.0 million, $0.9 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts are included in facility operating and general and administrative expense in the accompanying consolidated statements of operations.
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

	For the
	Period	For the Period
	October 1,	January 1,
	2005 to	2005 to September	For the Years Ended
	December 31,	30,	December 31,
	2005	2005	2005	2004	2003
Revenue(3):
Brookdale Living
Less than 20% operating margin	$13,685	$29,903	$43,588	$17,475	$6,719
20% - 40% operating margin	30,299	102,269	132,568	86,290	67,879
Greater than 40% operating margin	60,251	129,228	189,479	159,844	109,836

Total Brookdale Living	104,235	261,400	365,635	263,609	184,434

Alterra
Less than 20% operating margin	7,904	38,773	46,677	52,267	5,744
20% - 40% operating margin	38,045	153,973	192,018	179,857	15,814
Greater than 40% operating margin	61,676	120,709	182,385	161,594	11,224

Total Alterra	107,625	313,455	421,080	393,718	32,782

Management Services	1,187	2,675	3,862	3,545	5,368

	$213,047	$577,530	$790,577	$660,872	$222,584

Segment Operating Income(1):
Brookdale Living
Less than 20% operating margin	1,859	3,727	5,586	2,250	338
20% - 40% operating margin	9,739	32,491	42,230	26,608	20,652
Greater than 40% operating margin	30,653	63,805	94,458	76,107	53,015

Total Brookdale Living	42,251	100,023	142,274	104,965	74,005

Average Margin	40.5%	38.3%	38.9%	39.8%	40.1%
Alterra
Less than 20% operating margin	685	3,774	4,459	5,674	292
20% - 40% operating margin	12,071	49,783	61,854	57,791	4,801
Greater than 40% operating margin	29,748	54,493	84,241	73,728	4,999

Total Alterra	42,504	108,050	150,554	137,193	10,092

Average Margin	39.5%	34.5%	35.8%	34.8%	30.8%
Management Services	831	1,873	2,704	2,482	3,758

	$85,586	$209,946	$295,532	$244,640	$87,855

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)

	For the
	Period	For the Period
	October 1,	January 1,
	2005 to	2005 to September		For the Years Ended
	December 31,	30,		December 31,
	2005	2005		2005	2004	2003
General and administrative (including non-cash stock compensation expense)(2)	27,334	53,204		80,538	42,577	14,387
Facility lease expense	48,487	140,852		189,339	99,997	30,744
Depreciation and amortization	19,022	30,861		49,883	52,307	22,480

Operating income (loss)	$(9,257)	$(14,971)		$(24,228)	$49,759	$20,244

Total Assets:
Brookdale Living	$1,256,833	$1,089,410	(4)	$1,256,833	$467,320	$1,147,469
Alterra	440,978	382,525	(4)	440,978	279,305	509,113
Management Services	—	—	(4)	—	—	—

	$1,697,811	$1,471,935	(4)	$1,697,811	$746,625	$1,656,582

(1)	Segment operating income defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(2)	Net of general and administrative costs allocated to management services reporting segment.

(3)	All revenue is earned from external third parties in the United States.

(4)	Unaudited.
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
     Except as otherwise provided by the plan administrator, on the first business day after our annual meeting of stockholders and each such annual meeting thereafter during the term of the plan, each of our independent

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
directors who is then serving will automatically be granted under the plan a number of unrestricted shares of our common stock having a fair market value of $15,000 as of the date of grant; however, those of our independent directors who were granted restricted common stock upon the consummation of our initial public offering will not be eligible to receive these automatic annual grants.
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
     Compensation expense of $11.1 million, $11.5 million and $22.6 million was recorded using graded vesting for the nine months ended September 30, 2005, three months and year ended December 31, 2005, respectively, in connection with the vested shares and the balance of the expense will be recorded over the remaining vested period, net of forfeitures estimated at 5% of the shares granted.
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
     The following unaudited pro forma condensed and consolidated financial information sets forth the historical financial information for the nine months ended September 30, 2005 and for the years ended December 31, 2005 and 2004 derived from the consolidated and combined historical financial statements, as adjusted to give effect to:
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

	For the Period
	From October 1,	For the nine
	2005 to	months ended	For the years ended
	December 31,	September 30,	December 31,
	2005	2005	2005	2004

Revenues	$214,259	$623,722	$837,981	$795,360

Loss from operations	(8,629)	(44,249)	(52,878)	(37,391)

Loss before income taxes	(24,438)	(81,948)	(106,386)	(89,553)

Loss from continuing operations	(25,588)	(82,881)	(108,469)	(93,474)

Weighted average basic and diluted loss per share	$(0.43)

Weighted average shares used in computing basic and diluted loss per share	59,710

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

		For the Quarters Ended
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005
(In thousands)

		Additions
	Balance at	Charged to	Charged					Balance at
	Beginning of	costs and	To other		Combination			End of
Description	Period	expenses	Accounts		of Alterra	Deductions		Period
Allowance for Doubtful Accounts:
Year ended December 31, 2003	$300	$560	$—		$7,374	$588		$7,646
Year ended December 31, 2004	$7,646	$831	$—		$—	$5,614		$2,863
Year ended December 31, 2005	$2,863	$1,571	$—		$—	$1,413		$3,021

Deferred Tax Valuation Account:
Year ended December 31, 2003	$13,573	$—	$—		$32,703	$—		$46,276
Year ended December 31, 2004	$46,276	$—	$43,006	(1)	$—	$—		$89,282
Year ended December 31, 2005	$89,282	$—	$—		$—	$41,771	(2)	$47,511

(1)  Change in valuation allowance
(2)  Change in valuation allowance due to minority step-up in basis
See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Ernst & Young.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC. (Registrant)

By:	/s/ Mark J. Schulte

Name: Mark J. Schulte Title: Chief Executive Officer Date: June 13, 2006
     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	June 13, 2006
Wesley R. Edens

/s/ Mark J. Schulte	Chief Executive Officer	June 13, 2006
Mark J. Schulte

/s/ R. Stanley Young	Executive Vice President,	June 13, 2006
R. Stanley Young	Chief Financial Officer and Principal Accounting Officer

/s/ William B. Doniger	Director	June 13, 2006
William B. Doniger

/s/ Bradley E. Cooper	Director	June 13, 2006
Bradley E. Cooper

/s/ Jackie M. Clegg	Director	June 13, 2006
Jackie M. Clegg

/s/ Jeffrey G. Edwards Jeffrey G. Edwards	Director	June 13, 2006

/s/ Jeffrey R. Leeds	Director	June 13, 2006
Jeffrey R. Leeds

/s/ Samuel Waxman	Director	June 13, 2006
Samuel Waxman