Form 10-Q
period 2006-06-30
Brookdale Senior Living Inc.
filed 2006-08-14
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32641

BROOKDALE SENIOR LIVING INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 North Wabash Avenue,
Suite 1400, Chicago,
Illinois 60611

(Address of principal executive offices)

Telephone: (312) 977-3700

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No

As of August 9, 2006, 100,995,340 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,398	$77,682
Cash and investments – restricted	40,054	37,314
Accounts receivable, net	22,044	10,623
Prepaid expenses and other, net	27,181	20,258
Total current assets	119,677	145,877
Property, plant and equipment	2,244,842	1,479,587
Accumulated depreciation	(136,083)	(70,855)
Property, plant and equipment, net	2,108,759	1,408,732
Cash and investments – restricted	9,428	24,099
Goodwill	65,646	65,646
Lease security deposits	20,005	25,271
Other, net	57,671	28,186
Total assets	$2,381,186	$1,697,811
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$15,875	$132
Line of credit	195,000	—
Trade accounts payable	7,206	9,253
Accrued expenses	106,256	85,392
Refundable entrance fees	32,421	30,693
Tenant refundable fees and security deposits	18,344	16,333
Deferred revenue	11,159	13,093
Dividends payable	23,167	16,547
Total current liabilities	409,428	171,443
Long-term debt, less current portion	1,231,208	754,169
Deferred gains	58,508	60,681
Deferred lease liability	29,732	19,234
Deferred tax liability	58,603	41,689
Other	20,571	20,156
Total liabilities	1,808,050	1,067,372
Minority interests	12,500	36
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized at June 30, 2006 and December 31, 2005; no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; 65,006,833 shares issued and outstanding, respectively	650	650
Additional paid-in-capital	651,389	690,950
Accumulated deficit	(102,211)	(62,626)
Accumulated other comprehensive income	10,808	1,429
Total stockholders’ equity	560,636	630,403
Total liabilities and stockholders’ equity	$2,381,186	$1,697,811

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Resident fees	$267,842	$192,350	$488,878	$366,462
Management fees	585	945	1,732	1,816
Total revenue	268,427	193,295	490,610	368,278
Expenses
Facility operating (excluding depreciation and amortization of $30,042, $8,201, $51,452 and $12,471, respectively)	161,281	122,866	298,226	233,215
General and administrative (including non-cash stock compensation expense of $3,755 and $6,773, respectively, for 2006)	23,125	11,323	44,210	22,981
Facility lease expense	46,623	47,091	92,357	93,593
Depreciation and amortization	30,947	9,072	53,246	14,245
Total operating expenses	261,976	190,352	488,039	364,034
Income from operations	6,451	2,943	2,571	4,244
Interest income	625	680	1,677	1,376
Interest expense:
Debt	(25,544)	(11,188)	(39,234)	(20,313)
Amortization of deferred financing costs	(1,335)	(1,136)	(2,038)	(1,559)
Amortization and change in fair value of derivatives	519	85	418	4,147
Loss on extinguishment of debt	—	—	(1,334)	(453)
Equity in loss of unconsolidated ventures	(469)	(258)	(637)	(445)
Loss before income taxes	(19,753)	(8,874)	(38,577)	(13,003)
Provision for income taxes	(273)	(19)	(659)	(185)
Loss before minority interest	(20,026)	(8,893)	(39,236)	(13,188)
Minority interest	(233)	2,939	(349)	5,471
Loss before discontinued operations	(20,259)	(5,954)	(39,585)	(7,717)
Income on discontinued operations, net	—	112	—	77
Net loss	$(20,259)	$(5,842)	$(39,585)	$(7,640)
Basic and diluted loss per share	$(0.31)		$(0.61)
Weighted average shares used in computing basic and diluted loss per share	65,007		65,007

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(39,585)	$(7,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	1,334	453
Depreciation and amortization	55,284	15,803
Minority interest	349	(5,471)
Equity in loss of unconsolidated ventures	637	445
Loss on discontinued operations	—	(77)
Amortization of deferred gain	(2,173)	(4,585)
Amortization of entrance fees	(145)	(3)
Proceeds from deferred entrance fee revenue	613	273
Deferred income taxes provision	—	185
Change in deferred lease liability	10,498	11,975
Amortization and change in fair value of derivatives	(418)	(4,147)
Compensation expenses related to restricted stock grants	6,773	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,715)	338
Prepaid expenses and other assets, net	7,376	1,444
Accounts payable and accrued expenses	(3,596)	2,113
Tenant refundable fees and security deposits	2,182	1,157
Other	(5,175)	(702)
Net cash provided by operating activities	23,239	11,561
Cash Flows from Investing Activities
Decrease (increase) in lease security deposits, net	$5,266	$(180)
Decrease (increase) in cash and investments – restricted	14,854	(4,576)
Net proceeds from sale of property, plant and equipment	—	544
Additions to property, plant and equipment, net of related payables	(14,957)	(10,258)
Acquisition of assets, net of related payables	(531,895)	(444,030)
Net cash used in investing activities	(526,732)	(458,500)
Cash Flows from Financing Activities
Proceeds from debt	$321,170	$449,156
Proceeds from line of credit	195,000	—
Repayment of debt	(11,356)	(181,359)
Payment of dividends	(39,714)	(20,000)
Payment of financing costs, net of related payables	(10,636)	(2,909)
Refundable entrance fees:
Proceeds from refundable entrance fees	2,756	986
Refunds of entrance fees	(1,011)	(257)
Payment of swap termination	—	(14,065)
Capital contributions from controlling shareholder	—	188,395
Net cash provided by financing activities	456,209	419,947
Net decrease in cash and cash equivalents	(47,284)	(26,992)
Cash and cash equivalents at beginning of period	77,682	86,858
Cash and cash equivalents at end of period	$30,398	$59,866

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid	$21,671	$19,736
Income taxes paid	$335	$370
Write-off of fully amortized intangible asset	$—	$4,404
Write-off of deferred costs	$—	$453
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Consolidation of limited partnerships pursuant to EITF 04-5 on January 1, 2006:
Property, plant and equipment, net	$31,645	$—
Accounts receivable, prepaid expenses and other	1,409	—
Cash and investments – restricted	1,205	—
Accounts payable and accrued expenses	(2,250)	—
Tenant refundable fees and security deposits	(171)	—
Debt	(19,723)	—
Minority interest	(12,115)	—
Net	$—	$—
Acquisitions
Cash and investments – restricted	$1,719	$—
Property, plant and equipment	706,647	—
Capital lease obligations assumed	(163,245)	—
Deferred tax liability	(9,812)	—
Other, net	(3,414)	—
Net cash paid	$531,895	$—

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

1.    Organization

Brookdale Senior Living Inc. (‘‘BSL’’) was formed as a Delaware corporation on June 28, 2005. Under the Certificate of Incorporation, the Company was initially authorized to issue up to 5,000 common shares and 5,000 preferred shares. On September 30, 2005, our Certification of Incorporation was amended and restated to authorize up to 200,000 common shares and 50,000 preferred shares. We provide services to the elderly through facilities located in urban and suburban areas of major markets in the United States.

On September 30, 2005, the holders of all equity shares or membership interests in Brookdale Living Communities, Inc. (‘‘BLC’’), Alterra Healthcare Corporation (‘‘Alterra’’), FIT REN LLC (‘‘FIT REN’’) and Fortress CCRC Acquisition LLC (‘‘Fortress CCRC’’) contributed their ownership interests to BSL for common shares of BSL. Simultaneously with the formation transaction, Fortress Investment Trust II (‘‘FIT II’’) contributed its membership interest in FIT REN to FEBC, as defined below, in exchange for common shares of BSL. A summary of the common shares issued by BSL for the respective interests is as follows:

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

Prior to the merger transaction described above, Fortress Investment Group LLC (‘‘FIG’’ or ‘‘Fortress’’) controlled BLC, Alterra, FIT REN and Fortress CCRC through its ability to exercise voting, financial and investment control over each of the entities through contractual control relationships with and investment advisory agreements over the various entities that own the majority of BLC, Alterra, FIT REN and Fortress CCRC.

Ownership interests in BLC and Alterra representing all interests in the formation transaction not controlled by FIG (‘‘Non-FIG Shareholders’’), which owned approximately 10.1 million and 4.8 million shares of BLC and Alterra, respectively, collectively 14.9 million of the above shares of common stock representing 50.5% and 26.7% of BLC and Alterra were adjusted for financial reporting purposes to the fair value as if their ownership interests in BLC and Alterra were purchased by BSL as of September 30, 2005. This results in partial step-up to the fair value in the assets, liabilities and equity of BSL.

The combined 2005 financial statements for the three and six months ended June 30, 2005 include the accounts of BLC, a wholly-owned subsidiary of Fortress Brookdale Acquisition LLC (‘‘FBA’’) and Alterra, a wholly-owned subsidiary of FEBC ALT Investors LLC (‘‘FEBC’’) and FIT REN and Fortress CCRC. FIT REN and Fortress CCRC were contributed in the three months ended June 30, 2005. All entities were indirectly controlled by affiliates of FIG and as such are presented on a combined basis due to their common control.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

These combined statements are presented on a combined basis due to that fact that FIG controlled each of BLC and Alterra through its voting, financial and investment control over Fortress Registered Investment Trust (‘‘FRIT’’) and FIT II. FIG exercises control over FRIT and FIT II through contractual control relationships with, and investment advisory control over, each of FRIT and FIT II. FRIT and FIT II are wholly-owned subsidiaries of Fortress Investment Fund (‘‘FIF’’) and Fortress Investment Fund II (‘‘FIF II’’), respectively. As FIG controlled more than 50 percent of the voting ownership interest of BLC and Alterra, pursuant to EITF Opinion No. 02-5, Definition of ‘‘Common Control’’ in relation to FASB Statement No. 141, the Company is presenting 2005 combined financial statements.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements include all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2006 and 2005 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. Operating results are not necessarily indicative of results that may be expected for the entire year ended December 31, 2006.

Principles of Consolidation

In December 2003, the Financial Accounting Standards Board (‘‘FASB’’) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (‘‘FIN 46R’’). This Interpretation addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (‘‘VIE’’) as defined in the Interpretation. A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE's losses and/or receive a majority of expected residual returns, if they occur.

As of June 30, 2006, we have one facility that is considered a VIE and consolidated pursuant to FIN 46R.

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

The 2005 financial statements are presented on a combined basis, in accordance with U.S. generally accepted accounting principles. For financial reporting purposes the non-controlling shareholders or members (ownership interests other than those controlled by FIG) have been presented as minority interest. Upon consummation of the formation transaction, the minority interests were consolidated as shareholders of BSL and their interest reflected at fair value in accordance with SFAS No. 141, ‘‘Business Combinations’’.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

All significant intercompany balances and transactions have been eliminated.

Investment in Unconsolidated Ventures

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered VIEs as we do not possess a controlling financial interest.

New Accounting Pronouncements

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5’’). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date is June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-05 effective January 1, 2006, and as a result, consolidated the operations of three limited partnerships controlled by us. A summary of the impact on the financial position of the Company as of January 1, 2006 is presented in the Supplemental Schedule Non-cash Operating, Investing and Financing Activities.

Use of Estimates

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

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

	Refundable Current Liabilities	Nonrefundable (Deferred Revenue)	Total
Balance at December 31, 2005	$30,693	$1,156	$31,849
Additions	1,621	448	2,069
Amortization	(5)	(78)	(83)
Refunds	(703)	—	(703)
Balance at March 31, 2006	31,606	1,526	33,132
Additions	1,135	165	1,300
Amortization	(12)	(50)	(62)
Refunds	(308)	—	(308)
Balance at June 30, 2006	$32,421	$1,641	$34,062

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in shareholders' equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments net of any related income tax effect. Comprehensive loss, net of tax, for the three and six months ended June 30, 2006 and 2005 was $14.6 million and $25.9 million and $14.2 million and $16.3 million, respectively.

Earnings Per Share

The company computes earnings per share in accordance with SFAS No. 128, ‘‘Earnings Per Share’’. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of operations is presented. Basic earnings per share is computed by dividing net income/(net loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of restricted stock grants applying the treasury stock method. Restricted stock grants are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. The weighted average common stock grants excluded from the calculations of diluted net loss per share were 2.1 million and 2.1 million for the three and six months ended June 30, 2006.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for Brookdale Senior Living Inc. for the three and six months ended June 30, 2006:

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Numerator:
Net loss	$(20,259)	$(39,585)
Denominator:
Basic and diluted loss per share:
Weighted average common shares outstanding	65,007	65,007
Basic and diluted loss per share	$(0.31)	$(0.61)

We have excluded the earnings (loss) per share data for the three and six months ended June 30, 2005. We believe these calculations are not meaningful to investors due to the different ownership and legal structures (e.g., corporation and limited liability companies) of the various entities prior to the combination transaction on September 30, 2005.

Restructuring Charges

In connection with the formation, certain home office functions were combined and we incurred costs of $1.3 million. For the three and six months ended June 30, 2006, $0.5 million and $1.3 million was expensed and included in general and administrative expense in the consolidated financial statements.

Facility Leases

A summary of facility lease expense and the impact of straight-line expense and amortization of deferred gain for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Cash basis payment	$42,470	$43,499	$84,032	$86,203
Straight-line expense	5,239	5,881	10,498	11,975
Amortization of deferred gain	(1,086)	(2,289)	(2,173)	(4,585)
Facility lease expense	$46,623	$47,091	$92,357	$93,593

Income Taxes

During the three and six months ended June 30, 2006, we incurred a taxable loss which generated additional net operating losses. In accordance with SFAS No. 109, Accounting for Income Taxes, we established a valuation allowance equal to the net operating loss carryforward due to the uncertainty of future realization. The current provision reflects the Company's estimated state tax liability.

Dividends

On June 15, 2006, our board of directors declared a quarterly cash dividend of $0.35 per share of our common stock, or an aggregate of $23.2 million, for the quarter ended June 30, 2006. The $0.35 per share dividend was paid on July 17, 2006, to holders of record of our common stock on June 30, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

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

As of June 30, 2006, $195.0 million was drawn on the term loan to fund a portion of the purchase price for several of our acquisitions (see notes 6 and 8) and $59.4 of letters of credit have been issued.

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following:

	June 30, 2006	December 31, 2005
Mortgage notes payable due 2008 through 2013 weighted average interest at rates of 6.50% (weighted average interest rate 5.55% in 2005)	$382,901	$70,422
Mortgages payable, due from 2006 through 2037; weighted average interest rate of 9.12% (weighted average interest rate of 9.12% in 2005)	74,582	74,704
$150,000 Series A and $32,000 Series B (repaid in November 2005 using a portion of the proceeds from our initial public offering) notes payable, secured by five facilities, bearing interest at LIBOR plus 3.05%, payable in monthly installments of interest only, and 50% guaranteed by BLC (see Note 8)	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.38%, payable interest only through June 2010 and payable in monthly installments of principal and interest through maturity in June 2012	171,000	171,000
Mortgages payable due 2010, bearing interest of LIBOR plus 2.25% effective May 1, 2006 (3.0% prior to that date), payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae, due 2032 secured by the Chambrel Portfolio, payable interest only until maturity	100,841	100,841
Capital and financing lease obligation payable through 2020; weighted average interest rate of 9.3% (weighted average interest rate of 11.48% in 2005)	229,431	66,284
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Serial and term revenue bonds repaid January 2006	—	2,555
Mortgage notes payables due 2006-2010, weighted average interest rates of 7.9%, secured by the limited partnerships consolidated pursuant to EITF 04-5 ($10,322 payable currently)	19,833	—
Total debt	1,247,083	754,301
Less current portion	15,875	132
Total long-term debt	$1,231,208	$754,169

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

The aggregated maturities of long-term debt obligations as of June 30, 2006 are as follows:

Amount
2007	$15,875
2008	78,160
2009	269,075
2010	132,923
2011	78,854
Thereafter	672,196
$1,247,083

In February and June 2006, we entered into five-year forward interest rate swaps in the aggregate notional amounts of $283.5 million and $160.0 million, respectively, whereby we pay an average fixed rate of 5.10% and receive 30-day LIBOR from the counterparty. The $160.0 million interest rate swap was designated to hedge a future financing of which $75.0 million occurred. The balance of the financing of $85.0 was not probable at June 30, 2006, accordingly, the $85.0 million balance of the $160.0 million swap was marked-to-market at June 30, 2006 through earnings.

The following table summarizes our swap instruments at June 30, 2006:

Current notional balance	$812,400
Highest possible notional	$812,400
Lowest interest rate	3.615%
Highest interest rate	5.344%
Average fixed rate	4.75%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average maturity	5.2 years
Estimated asset fair value (included in other assets at June 30, 2006)	$21,190

4.    Litigation

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et. al. v. Apollo Real Estate Advisors, L.P., et al (the ‘‘Action’’). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (‘‘GFB-AS’’), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (‘‘RICO’’); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We have filed a motion to dismiss the claims, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the ‘‘Second Action’’). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.

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

5.    Employee Restricted Stock Plans and Omnibus Stock Incentive Plan

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (‘‘SFAS No. 123R’’), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. We adopted SFAS 123R in connection with our initial grants of restricted stock effective August 2005, which were converted into Brookdale restricted stock on September 30, 2005.

On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of restricted securities to those participants selected by the board of directors. Upon adoption of the plans, restricted securities of BLC and Alterra were granted to employees. At September 30, 2005, as a result of the formation transactions described in Note 1, these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share. Pursuant to the plans, 25% to 50% of each individual's award vested upon completion of the initial public offering on November 22, 2005. The remaining awards vest over a period of three to five years.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

On October 14, 2005, we adopted a new equity incentive plan for our employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (‘‘Incentive Plan’’), which was approved by our stockholders on October 14, 2005. A total of 2.0 million shares of our common stock was initially reserved for issuance under the Incentive Plan; provided, however, that commencing on the first day of our fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance will be increased by an amount equal to the lesser of (1) 0.4 million shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year. When Section 162(m) of the Internal Revenue Code becomes applicable, the maximum aggregate number of shares that will be subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year may not exceed 0.4 million, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 0.4 million.

On June 15, 2006, we registered an additional 2.9 million shares of common stock, par value $0.01 per share of the Incentive Plan. This registration of 2.9 million shares of common stock increased the number of shares registered for issuance under the Incentive Plan to 4.9 million. (See Note 8).

As a result of the formation transactions described in Note 1, the employee restricted stock plans described above were merged into the Omnibus Stock Incentive Plan. Additional grants of restricted shares under the Incentive Plan were as follows:

	Grants	Value Per Share	Total Value
As of December 31, 2005	554	$19.00-28.75	$10,100
Three months ended March 31, 2006	44	$33.10	1,451
Three months ended June 30, 2006	49	$44.40	2,196

Compensation expense of $3.8 million and $6.8 million was recorded for the three and six months ended June 30, 2006, net of forfeitures estimated at 5% of the shares granted. The Company records compensation expense over the requisite service period in accordance with SFAS 123R.

6.    Acquisitions and Financings

On June 30, 2006, we completed the acquisition of two facilities with 193 units/beds from AEW II Corporation for $37.8 million. We refer to these facilities as the ‘‘AEW-New Jersey Portfolio’’. Concurrent with the closing, we obtained $24.9 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The loan is combined with the financing of and is also secured by the Southland Portfolio.

On May 1, 2006, we completed the acquisition of four owned senior living facilities with 262 units/beds located in Florida from Southland Suites for $24.0 million. We refer to these facilities as the ‘‘Southland Portfolio’’. On May 18, 2006, we obtained $16.1 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions, at our option, and we entered into an interest rate swap to convert the loan from a floating rate of interest to a fixed rate of interest. The swap is accounted for as a cash flow hedge. The loan is combined with the financing of and is also secured by the AEW-New Jersey Portfolio.

On April 28, 2006, we acquired five facilities with 813 units/beds for $179.5 million from AEW Capital Management. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus 1.50%, payable interest only through maturity in May 2009, with two one-year extensions, at our option, and we entered into an interest rate swap to convert the

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

loan from a floating rate of interest to a fixed rate of interest. The swap is accounted for as a cash flow hedge. On June 30, 2006, we closed on an interim agreement with an affiliate of AEW Capital Management to (i) loan $12.4 million to the affiliate pending lender approval of our acquiring the facility and assuming the outstanding mortgage loan related to the affiliate, and (ii) assumed management of the facility (with 84 units/beds). The loan is due the earlier of (i) June 30, 2007, or (ii) the date on which the lender approved the assumption of the existing mortgage loan by us. The loan bears interest in an amount equal to the facility's net cash flow (as defined) or the maximum permissible by law. For financial reporting purposes, we evaluated our relationship with the entity that owns the facility pursuant to FIN 46R and determined that the entity is a VIE and we are the primary beneficiary and accordingly, consolidated the entity as of June 30, 2006. We are also under contract with AEW Capital Management to purchase a skilled nursing component of one of the purchased facilities for an additional $9.5 million. The remainder of this transaction is expected to close during the third quarter of 2006 and is subject to customary closing conditions and possible multiple closings. We refer to these facilities as the ‘‘AEW Portfolio’’. The AEW Portfolio is located in California, Ohio and Washington and is comprised of six independent living, assisted living and CCRC facilities with a total of 1,017 units/beds.

On April 7, 2006, we acquired the outstanding stock of Southern Assisted Living Inc., which operates 41 leased senior living facilities with 2,887 units/beds (the ‘‘SALI Portfolio’’), for $82.9 million. Also included in the transaction was one property managed by SALI for a third party with 155 independent and assisted living units/beds. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.

On March 31, 2006, we completed the acquisition of seven senior living facilities, all of which are owned, with 1,077 units/beds from American Senior Living L.P. for an aggregate purchase price of $92.2 million (the ‘‘Liberty Owned Portfolio’’). The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee all of which are owned facilities. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, bearing interest at LIBOR plus 1.75%, payable interest only through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge.

On March 28, 2006, we completed the acquisition of 17 assisted living facilities with 814 units/beds from the Wellington Group LLC for $79.5 million (the ‘‘Wellington Portfolio’’). On January 11, 2006, we signed a definitive agreement to acquire 18 facilities; however, the agreement to acquire one facility was terminated. In connection with the acquisition we obtained $52.6 million of first mortgage financing bearing interest at LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two-one year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and consists of 13 owned and four leased facilities.

On February 28, 2006, we acquired two facilities in Orlando, Florida with 114 units/beds from Orlando Madison Ivy, LLC, for an aggregate purchase price of $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage bearing interest at LIBOR plus 1.70% payable, interest only through maturity in December 2008, with two-one year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge.

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets and liabilities based on their estimated fair values. The results of operations of the acquisitions are included in the financial statements subsequent to the closing of the transactions.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

The following unaudited pro forma condensed consolidated financial information sets forth the historical information for the three and six months ended June 30, 2006 and 2005 derived from the historical financial statements, as adjusted to give effect to:

•	Pro forma adjustments to give effect to the Fortress CCRC Portfolio, the Prudential Portfolio, the Chambrel Portfolio, the Merrill Gardens Portfolio, the Orlando, FL facilities, the Wellington Portfolio, the Liberty Owned Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio acquisitions on the statement of operations as if these transactions closed on January 1, 2005;

•	Pro forma adjustments to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of Fortress Investment Group LLC, ‘‘Minority Shareholders’’) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2005;

•	Pro forma adjustments to give effect to the consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2005;

•	Pro forma adjustments to give effect to the compensation expense in connection with the grants under the restricted stock plan;

•	Incremental general and administrative expenses related to operating as a public company;

•	Our initial public offering, repayment of indebtedness and other use of proceeds; and

•	Pro forma adjustments to give effect as if we entered into the Credit Agreement on January 1, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$274,131	$255,170	$544,426	$510,431
Income (loss) from operations	5,496	(6,556)	(1,134)	(37,401)
Loss before income taxes	(22,744)	(34,680)	(57,099)	(92,645)
Loss from continuing operations	(23,250)	(31,803)	(58,107)	(87,402)
Weighted average basic and diluted loss per share	$(0.36)	$(0.49)	$(0.89)	$(1.34)
Weighted average shares used in computing basic and diluted loss per share	65,007	65,007	65,007	65,007

7.    Segment Information

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (‘‘SFAS No. 131’’), we have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Each of Brookdale Living, which includes BLC, the Fortress CCRC

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Portfolio and the Prudential Portfolio, and Alterra, had and has distinct chief operating decision makers, or CODMS. Each of our facilities are considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the CODMS to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.

SFAS No. 131 permits aggregation of operating segments that share all common operating characteristics (similar products and services, similar methods used to deliver or provide their products and services, and similar type and class of customer for their products and services) and similar economic characteristics (revenue recognition and gross margin). We believe that each of our facilities provides similar services, delivers these services in a similar manner, and has a common type and class of customer. In addition, all of our facilities recognize and report revenue in a similar manner. However, our individual facility gross margins vary significantly. Therefore, we have aggregated our segments based upon the lowest common economic characteristic of each of our facilities, gross margin. The CODMS allocate resources in large part based on margin and analyze each of the facilities as having either (1) less than 20% operating margins, (2) more than 20% operating margins but less than 40% operating margins, or (3) greater than 40% operating margins. The CODMS believe that the margin is the primary, most significant and most useful indicator of the necessary allocation of resources to each individual facility because it is the best indicator of a facility's operating performance and resource requirements. Accordingly, our operating segments are aggregated into six reportable segments based on comparable operating margins within each of Brookdale Living and Alterra. We define our operating margin for each group of facilities as that group's operating income divided by its revenue. Operating income represents revenue less operating expenses (excluding depreciation and amortization).

We also present a seventh reportable segment for management services because the economic and operating characteristics of these services are different from our facilities aggregated above.

Brookdale Living

Our Brookdale Living group of facilities operates independent living facilities and CCRCs that provide a continuum of services, including independent living, assisted living, Alzheimer's care, dementia care and skilled nursing care. Our facilities include rental facilities and three entrance fee facilities. We also provide various ancillary services to our residents, including extensive wellness programs, personal care and therapy services for all levels of care.

Alterra

Our Alterra group of facilities operates primarily assisted living facilities that provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer's and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting.

Management Services

Our management services segment includes facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees and reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue(3):
Brookdale Living
Less than 20% operating margin	$—	$13,635	$16,926	$17,127
20%-40% operating margin	51,197	33,418	83,248	60,610
Greater than 40% operating margin	68,744	41,562	128,617	81,802
Total Brookdale Living	119,941	88,615	228,791	159,539
Alterra
Less than 20% operating margin	5,155	11,756	18,892	26,854
20%-40% operating margin	54,188	48,345	100,758	97,149
Greater than 40% operating margin	88,558	43,634	140,437	82,920
Total Alterra	147,901	103,735	260,087	206,923
Management services	585	945	1,732	1,816
	$268,427	$193,295	$490,610	$368,278
Segment Operating Income(1):
Brookdale Living
Less than 20% operating margin	$—	$1,602	$2,487	$2,025
20%-40% operating margin	13,522	10,699	24,527	19,466
Greater than 40% operating margin	33,382	21,236	63,626	40,893
Total Brookdale Living	46,904	33,537	90,640	62,384
Average Margin	39.1%	37.8%	39.6%	39.1%
Alterra
Less than 20% operating margin	828	973	2,073	2,115
20%-40% operating margin	17,436	15,123	32,453	30,966
Greater than 40% operating margin	41,393	19,851	65,486	37,782
Total Alterra	59,657	35,947	100,012	70,863
Average Margin	40.3%	34.7%	38.5%	34.2%
Management services	410	662	1,212	1,271
	$106,971	$70,146	$191,864	$134,518
General and administrative (including non-cash stock compensation expense)(2)	$22,950	$11,040	$43,690	$22,436
Facility lease expense	46,623	47,091	92,357	93,593
Deprecation and amortization	30,947	9,072	53,246	14,245
Operating income	$6,451	$2,943	$2,571	$4,244
Total assets:
Brookdale Living	$1,590,482	$927,512	$1,590,482	$927,512
Alterra	790,704	306,657	790,704	306,657
Management services	—	—	—	—
	$2,381,186	$1,234,169	$2,381,186	$1,234,169

(1)	Segment operating income defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(2)	Net of general and administrative costs allocated to management services reporting segment.

(3)	All revenue is earned from external third parties in the United States.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

8.    Subsequent Events

On January 12, 2006, we signed a definitive agreement to purchase seven owned and 11 leased senior living facilities from American Senior Living L.P. As described in Note 6, we acquired the seven (1,077 units/beds) owned facilities and the remaining 11 leased facilities were under contract for $79.5 million. The portfolio is located in Alabama, Florida, Georgia, Mississippi and Tennessee. On July 27, 2006, we completed the acquisition of 10 of the 11 remaining facilities. Five of the facilities previously leased were purchased and financed with $33.0 million of first mortgage financing bearing interest at 9.8%, payable interest only until maturity in 2009, and five facilities are leased. The purchase agreement for the eleventh facility was terminated.

On May 12, 2006, we signed an Agreement and Plan of Merger pursuant to which Beta Merger Sub Corporation, our wholly-owned subsidiary, merged with and into American Retirement Corporation (‘‘ARC’’) with ARC continuing as the surviving corporation and our wholly-owned subsidiary (the ‘‘ARC Merger’’). The ARC Merger was completed on July 25, 2006. Under the terms of the ARC Merger, each outstanding share of common stock, par value $0.01 per share, of ARC (‘‘ARC Common Stock’’), together with the rights issued pursuant to the Rights Agreement, dated as of November 18, 1998, between ARC and American Stock Transfer and Trust Company, received $33.00 per share in cash. All of the options to purchase ARC Common Stock, whether vested or unvested, were cancelled and each holder of any such option received a cash payment equal to the product of (i) the excess of $33.00 over the applicable option exercise price and (ii) the number of shares of ARC Common Stock for which the options had not been previously exercised.

In connection with the ARC Merger, our board of directors approved an amendment to the Incentive Plan (the ‘‘Plan Amendment’’) to reserve an additional 2,500,000 shares of common stock for issuance thereunder to satisfy (i) obligations to provide for certain purchases of common stock by ARC officers and employees, (ii) obligations to make corresponding grants of restricted shares of common stock under the Incentive Plan to those ARC officers and employees who purchase such shares of common stock pursuant to employment agreements and optionee agreements entered into in connection with the ARC Merger, and for such other grants that may be made from time to time. Upon completion of the ARC Merger, we issued 475,681 shares of common stock to certain officers of ARC at $38.07 per share for aggregate proceeds of $18.1 million and granted the officers 475,681 shares of restricted stock at $38.07 per share. On May 12, 2006, funds managed by affiliates of Fortress, which held approximately 65% of our common stock, executed a written consent approving the Plan Amendment effective upon consummation of the ARC Merger. This consent constituted the consent of a majority of the total number of shares of our outstanding common stock and was sufficient to approve the Plan Amendment.

In connection with the ARC Merger, a fund managed by an affiliate of Fortress (‘‘Investor’’) committed to purchase $1.3 billion in aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor's commitment and on July 25, 2006, issued Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million.

On July 25, 2006, we completed a follow-on equity offering, pursuant to which we issued and sold 17,721,519 primary shares, and an existing shareholder, Health Partners, which is an affiliate of Capital Z Partners sold 4,399,999 shares (including 2,885,415 shares pursuant to the option granted by Health Partners to the underwriters to purchase up to an additional 2,885,415 shares of common stock to cover over-allotments). The shares were issued at a price of $39.50 per common share. We did not receive any proceeds from the shares sold by the selling stockholder. We received net proceeds of approximately $673.5 million, after deducting an aggregate of $24.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $2.0 million in other direct expenses

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

incurred in connection with the offering. Funds managed by affiliates of Fortress, which beneficially owned over 65% of Brookdale's common stock prior to the consummation of the offering, did not sell any shares in the offering and after completion of the offering own approximately 60% of the outstanding shares of common stock. As of June 30, 2006, $5.6 million of costs related to the ARC Merger and offering have been deferred.

On July 14, 2006, we refinanced $150.0 million Series A notes payable. The new mortgage loan bears interest at LIBOR plus ..88%, is payable in monthly installments of interest only through August 2011 and payable in installments of principal and interest through maturity in August 2013. The mortgage loan is additionally secured by a $7.0 million guaranty by BLC until the debt service coverage ratio is 1.35:1.00 for six months. In addition BLC is required to have $3.0 million of cash availability until it secures its obligation with a $3.0 million letter of credit, no later than December 15, 2006.

On July 25, 2006, we repaid the $195.0 million outstanding balance of the term portion of our credit agreement plus accrued interest. Pursuant to the credit agreement, the $250.0 million term loan portion is terminated. We expect to either amend the existing credit agreement to provide for additional borrowing capacity or enter into a new credit agreement during the third quarter of 2006. There can be no assurance that we will amend the current credit agreement or enter into a new agreement or obtain terms satisfactory to us.

On July 25, 2006, concurrent with the ARC Merger, ARC obtained a $310.0 million first mortgage loan commitment, $225.0 million of which was funded at closing. The balance of the commitment expires in one year. The loan is secured by 13 facilities, bears interest at a variable rate of LIBOR plus .70%, and is payable interest only through maturity in August 2012. We entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing facilities, close acquisitions under letters of intent, close the AEW Capital Management transaction, integrate ARC's facilities and business into our operations, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, generate growth organically or through acquisitions, secure financing and increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income and add residents. Words such as ‘‘anticipate(s),’’ ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Brookdale Senior Living Inc. can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Brookdale Senior Living's expectations include, but are not limited to, our continued ability to acquire facilities at attractive prices which will generate returns consistent with expectations; the possibility that the facilities that we have acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of certain transactions will not be satisfied; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads and our ability to close on facilities under non-binding letters of intent, which is generally less probable then closing on facilities under definitive agreements, or other factors could make financing more expensive or unavailable to us; a decrease in the overall demand for senior housing; general economic conditions and economic conditions in the markets in which we operate; real estate markets in the regions where our facilities are located; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our residents; interest rate fluctuations; licensing risks; our failure to comply with federal, state and local laws and regulations; our failure to comply with environmental laws; the effect of future legislation or regulatory changes in our operations; and other risks detailed from time to time in Brookdale Senior Living's SEC reports including in ‘‘Risk Factors’’ included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, filed on March 31, 2006. Such forward-looking statements speak only as of the date of this Quarterly Report. Brookdale Senior Living expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

Upon consummation of the merger with ARC on July 25, 2006, or the ARC Merger, as described in this report, we became the largest operator of senior living facilities in the United States based on total capacity with over 530 facilities in 33 states and the ability to serve over 50,000 residents. We currently operate 97 independent living facilities with 18,890 units/beds, 409 assisted living facilities with 21,284 units/beds, 27 continuing care retirement communities, or CCRCs, with 9,874 units/beds and three skilled nursing facilities with 395 units/beds. We believe that the consummation of the ARC Merger and other recent acquisitions will bring us significant additional incremental revenue and help us to attain additional synergies and cost savings.

Prior to the consummation of the ARC Merger, as of June 30, 2006, we operated 453 facilities in 32 states with the ability to serve over 34,000 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. As of June 30, 2006, we operated 77 independent living facilities with 13,733 units/beds, 368 assisted living facilities with 17,447 units/beds, seven continuing care retirement communities, or CCRCs, with 3,084 units/beds (including 817 resident-owned cottages on our CCRC campuses managed by us) and one skilled nursing facility with 82 units/beds. The majority of our units/beds are located in campus settings or facilities containing multiple services, including CCRCs. As of June 30, 2006, our facilities were 90.1% occupied. We generate over 95% of our revenues from private pay customers, which limits our exposure to government reimbursement risk. In addition, we control all financial and operational decisions regarding our facilities through property ownership and long-term leases. As of June 30, 2006, we are in compliance with the financial covenants of our debt and lease agreements. We believe we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services. For the three and six months ended June 30, 2006, 35.9% and 34.9% of our revenues were generated from owned facilities, 63.9% and 64.7% from leased facilities and 0.2% and 0.4% from management fees from facilities we operate on behalf of third parties and affiliates.

We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale, including the continuing realization of those created by the combination of BLC and Alterra and those that we expect to be created as a result of the ARC Merger. Given the size and breadth of our nationwide platform, we believe that we are well positioned to continue to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, and CCRC assets. Since January 2001 through the date of this report, we have begun leasing or acquired the ownership or management of 125 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 15,200 units/beds. Since the completion of our initial public offering in November 2005, we have purchased or entered into definitive agreements to purchase $818.6 million in senior housing assets representing 106 facilities (which includes 12 facilities that we previously operated through long-tem leases) with 9,360 units/beds.

Our senior living facilities offer residents a supportive ‘‘home-like’’ setting, assistance with activities of daily living, or ADLs, and, in a few facilities, licensed skilled nursing services. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to ‘‘age-in-place’’ and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are burdened with care decisions for their elderly relatives.

Our independent living facilities' average resident is 83 years old and desires or needs a more supportive living environment. The typical independent living resident resides in an independent living facility for 34 months. Many of our residents relocate to one of our independent living facilities in order to be in a metropolitan area that is closer to their adult children. Our assisted living facilities' average resident is an 83 year old who requires assistance with two or three ADLs. 85% of our assisted living residents require medication management. The typical assisted living resident resides in an assisted living facility for 23 months. Residents typically enter an assisted living facility due to a relatively immediate need for services that might have been triggered by a medical event or need. Our assisted living facilities consist of 75% traditional assisted living facilities and 25% memory care facilities.

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

Formation Transactions

We are a holding company formed in June 2005 for the purpose of combining, through a series of mergers, two leading senior living operating companies, BLC and Alterra. The combination of these two companies created a nationwide operating platform to grow our existing portfolio, realize economies of scale and add to our existing portfolio through strategic acquisitions of existing assets and/or senior living portfolios. In connection with the combination of BLC and Alterra, we negotiated new contracts for food, insurance and other goods and services and have and will continue to consolidate our corporate functions such as accounting, finance, human resources and legal, which are collectively expected to result in recurring operating and general and administrative expense savings, net of additional recurring costs expected to be incurred as a public company, of between approximately $13.0 million and $15.0 million per year. We began to realize these savings upon completion of the formation transactions in September 2005 and expect to realize the remainder by the end of 2006.

In addition to the combination of BLC and Alterra, funds managed by affiliates of Fortress contributed the Prudential Portfolio to Alterra in exchange for membership interests in FEBC and merged the Fortress CCRC Portfolio with and into a wholly-owned subsidiary of the Company in exchange for shares of our common stock. Alterra purchased the Prudential Portfolio to expand its western presence and to strengthen its overall financial position. These portfolios together consisted of 17 senior living facilities with an aggregate of 4,499 units, of which two facilities with an aggregate of 422 units/beds were sold on July 1, 2005 and September 14, 2005, for $2.5 million and $9.0 million, respectively, and the proceeds of which were contributed to us in the series of formation transactions described in our Annual Report on Form 10-K, filed on March 31, 2006. An affiliate of BLC managed one of these facilities through January 2006. All of the preceding were purchased in the second and third quarter of 2005 by funds managed by affiliates of Fortress.

As a holding company, we own 100% of the outstanding stock and membership interests of the operating companies of our business. The previous stockholders and members of the operating companies contributed their ownership interests to us in exchange for shares of our common stock. For financial reporting purposes, the Fortress entities that own the stock or membership interests in the operating companies are considered the control group as defined under paragraph 3 of EITF No. 02-5, ‘‘Definition of 'Common Control' in relation to FASB Statement No. 141.’’ Accordingly, the combined financial statements for the three and six months ended June 30, 2005 reflect the historical cost of the operating companies. Upon the completion of the formation transactions on September 30, 2005, the non-controlling minority interests were accounted for as a purchase in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141.

Acquisitions and Dispositions

Our financial results are impacted by the timing, size and number of acquisitions, leases and sale-leasebacks we complete in a period. During the three and six months ended June 30, 2006, the number of facilities we owned or leased increased by 54 and 80, which resulted in an increase of approximately 4,394 and 6,399 units/beds, for an aggregate purchase price or lease value of approximately $344.7 and $529.3 million, respectively.

On June 30, 2006, we completed the acquisition of two facilities from AEW II Corporation for $37.8 million. We refer to these facilities as the ‘‘AEW-New Jersey Portfolio’’. The AEW-New Jersey Portfolio is located in New Jersey. Concurrent with the closing, we obtained $24.9 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The loan is combined with the financing of and is also secured by the Southland Portfolio.

On May 12, 2006, we entered into the ARC Merger Agreement. See ‘‘— Financial Developments — Effect of the American Retirement Corporation Transaction’’.

On May 1, 2006, we completed the acquisition of four owned senior living facilities with 262 units/beds located in Florida from Southland Suites for $24.0 million. We refer to these facilities as the ‘‘Southland Portfolio’’. On May 18, 2006, we obtained $16.1 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The loan is combined with the financing of and is also secured by the AEW-New Jersey Portfolio.

On April 28, 2006, we acquired five facilities with 813 units/beds for $179.5 million from AEW Capital Management. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus 1.50%, payable interest only through maturity in May 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. On June 30, 2006, we closed on an interim agreement with an affiliate of AEW Capital Management Corporation to (i) loan approximately $12.4 million to the affiliate pending lender approval of our acquiring one additional facility from AEW Capital Management and our assuming the outstanding mortgage loan related to the facility and (ii) assumed the management of the facility (84 units/beds). The loan is due the earlier of (i) June 30, 2007, or (ii) the date on which the lender approves the assumption of the existing mortgage loan by us. The loan bears interest in an amount equal to the facility's net cash flow (as defined) or the maximum permissible by law. For financial reporting purposes, we evaluated our relationship with the entity that owns the facility pursuant to FIN 46R and determined that the entity is a VIE and we are the primary beneficiary and accordingly, consolidated the entity as of June 30, 2006. We are also under contract with AEW to purchase a skilled nursing component of one of the purchased facilities for an additional $9.5 million. The remainder of this transaction is expected to close during the third quarter of 2006 and is subject to customary closing conditions and possible multiple closings. We refer to these facilities, as the ‘‘AEW Portfolio’’. The AEW Portfolio is located in California, Ohio and Washington and is comprised of six independent living, assisted living and CCRC facilities with a total of 1,017 units/beds.

On April 7, 2006, we acquired the outstanding stock of Southern Assisted Living Inc., which operates 41 leased facilities with 2,887 units/beds (the ‘‘SALI Portfolio’’), for $82.9 million. Also included in the transaction was one property managed by SALI for a third party with 155 independent and assisted living units/beds. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.

On March 31, 2006, we acquired seven owned senior living facilities with 1,077 units/beds from American Senior Living L.P. for an aggregate purchase price of $92.2 million (the ‘‘Liberty Owned Portfolio’’). The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, secured by the facilities, payable interest only at LIBOR plus 1.75%, through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. We completed the acquisition of 10 of the remaining 11 facilities (the ‘‘Liberty II Portfolio’’) on July 27, 2006. Five of the facilities previously leased were purchased and financed with $33.0 million of first mortgage financing bearing interest at 9.8%, payable interest only until maturity in 2009, and five facilities are leased. The purchase agreement for the eleventh facility was terminated.

On March 28, 2006, we acquired 17 assisted living facilities with 814 units/beds from the Wellington Group LLC for $79.5 million. We refer to these facilities as the ‘‘Wellington Portfolio’’. On January 11, 2006, we signed a definitive agreement to acquire 18 facilities; however, the agreement to acquire one facility was terminated. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and is divided into 13 owned and four leased facilities. In connection with the acquisition, we obtained a $52.6 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two one-year extensions, at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge.

On February 28, 2006, we acquired two facilities in Orlando, Florida with 114 units/beds from Orlando Madison Ivy, LLC for an aggregate purchase price of $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in December 2008, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge.

On December 30, 2005, we acquired from Capstead Mortgage Corporation (‘‘Capstead’’) all of the outstanding stock of CMCP Properties Inc., or CMCP, which owns six senior living facilities that we previously leased with 1,394 units/beds that we operated since May 2002 under a long-term operating lease. We refer to these facilities as the ‘‘Chambrel Portfolio’’. In connection with the acquisition, the lease was terminated. We paid $57.5 million in cash to acquire all of the outstanding stock of CMCP, and assumed $119.8 million of debt and $5.2 million of working capital and cash and investments-restricted. In connection with the acquisition we obtained a $30.0 million first mortgage related to one facility that refinanced the existing $18.9 million first mortgage on that facility and we incurred a loss of $2.5 million in connection with the early extinguishment of debt. On April 14, 2006, we completed a $12.0 million financing secured by the Chambrel Portfolio, bearing interest at 6.56% and payable principal and interest until maturity in 2013.

On December 22, 2005, we acquired four facilities with 183 units/beds from Merrill Gardens for an aggregate purchase price of $16.5 million. We refer to these facilities as the ‘‘Merrill Gardens Portfolio’’. On November 30, 2005, we completed our acquisition of six facilities which we leased at the time with 237 units/beds from Omega Healthcare Investors, Inc., pursuant to our exercise of a purchase option, for an aggregate purchase price of $20.5 million. We refer to these facilities as the ‘‘Omega Portfolio’’ and the leases were terminated following the acquisition. The Merrill Gardens Portfolio and the Omega Portfolio acquisitions were financed in part by a $24.0 million of first mortgage financing bearing interest at a variable rate of LIBOR plus 1.70% and in part using a portion of the proceeds of our initial public offering.

The above acquisitions were accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The following unaudited pro forma condensed consolidated financial information sets forth the historical information for the three and six months ended June 30, 2006 and 2005 derived from the historical financial statements, as adjusted to give effect to:

•	pro forma adjustment to give effect to the refinancing of five facilities;

•	pro forma adjustments to give effect to the Fortress CCRC Portfolio, the Prudential Portfolio, the Merrill Gardens Portfolio, the Orlando, FL facilities, the Wellington Portfolio, the Liberty Owned Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio acquisitions on the statement of operations as if these transactions closed on January 1, 2005;

•	pro forma adjustments to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of Fortress ‘‘Minority Shareholders’’) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2005;

•	pro forma adjustments to give effect to the consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2005;

•	pro forma adjustments to give effect to the compensation expense in connection with the grants under the restricted stock plans;

•	incremental general and administrative expenses related to operating as a public company;

•	our initial public offering, repayment of indebtedness and other use of proceeds; and

•	pro forma adjustments to give effect as if we entered into the Line of Credit Agreement on January 1, 2005.

The following unaudited pro forma condensed consolidated and combined financial information is presented for informational purposes only, as we do not expect that this information will reflect our future results of operations. The unaudited pro forma adjustments are based on available information and upon assumptions that we believe are reasonable. The unaudited pro forma financial information assumes that the transactions and our initial public offering were completed as of January 1, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$274,131	$255,170	$544,426	$510,431
Income (loss) from operations	5,496	(6,556)	(1,134)	(37,401)
Loss before income taxes	(22,744)	(34,680)	(57,099)	(92,645)
Loss from continuing operations	(23,250)	(31,803)	(58,107)	(87,402)
Weighted average basic and diluted loss per share	$(0.36)	$(0.49)	$(0.89)	$(1.34)
Weighted average shares used in computing basic and diluted loss per share	65,007	65,007	65,007	65,007

Segments

We have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Prior to September 30, 2005 (the date of the formation transactions described in ‘‘Business — History’’ of our Annual Report on Form 10-K filed with the SEC on March 31, 2006 and presently, each of Brookdale Living, which includes BLC, the Fortress CCRC Portfolio and the Prudential Portfolio, and Alterra, had and has distinct chief operating decision makers, or CODMS. Each of our facilities are considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the CODMS to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, permits aggregation of operating segments that share all common operating characteristics (similar products and services, similar methods used to deliver or provide their products and services, and similar type and class of customer for their products and services) and similar economic characteristics (revenue recognition and gross margin). We believe that each of our facilities provides similar services, delivers these services in a similar manner, and has common type and class of customer. In addition, all of our facilities recognize and report revenue in a similar manner. However, our individual facility gross margins vary significantly. Therefore, we have aggregated our segments based upon the lowest common economic characteristic of each of our facilities: gross margin. The CODMS allocate resources in large part based on margin and analyze each of the facilities as having either (1) less than 20% operating margins, (2) more than 20% operating margins but less than 40% operating margins, or

(3) greater than 40% operating margins. The CODMS believe that the margin is the primary, most significant and most useful indicator of the necessary allocation of resources to each individual facility because it is the best indicator of a facility's operating performance and resource requirements. Accordingly, our operating segments are aggregated into six reportable segments based on comparable operating margins within each of Brookdale Living and Alterra. We define our operating margin for each group of facilities as that group's operating income divided by its revenue. Operating income represents revenue less operating expenses (excluding depreciation and amortization).

We also present a seventh reportable segment for management services because the economic and operating characteristics of these services are different from our facilities aggregated above.

Brookdale Living.    Our Brookdale Living group of facilities operates independent living facilities and CCRCs that provide a continuum of services, including independent living, assisted living, Alzheimer's care, dementia care and skilled nursing care. Our facilities include rental facilities and three entrance fee facilities. We also provide various ancillary services to our residents, including extensive wellness programs, personal care and therapy services for all levels of care. Our facilities are large, often in campus or high-rise settings, with an average unit/bed capacity of 211 units/beds. These facilities generally maintain high and consistent occupancy levels. We operate 70 facilities, with an aggregate capacity of 14,802 units/beds, representing approximately 43.1% of the total unit/bed capacity of our facilities.

Alterra.    Our Alterra group of facilities operates primarily assisted living facilities that provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer's and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting. Our assisted living facilities target residents generally requiring assistance with two or three ADLs and are generally smaller than our Brookdale Living facilities, with an average unit/bed capacity of 49 units/beds. We operate 376 facilities, with an aggregate capacity of 18,243 units/beds, representing approximately 53.1% of the total unit/bed capacity of our facilities.

Management Services.    Our management services segment includes 7 facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. These 7 facilities have an aggregate capacity of 1,301 units/beds, representing approximately 3.8% of the total unit/bed capacity of our facilities.

Revenues

We generate all of our revenues from resident fees, entrance fees and management fees. For the three and six months ended June 30, 2006 and 2005, approximately 99.8% and 99.6% and 0.2% and 0.4% and 99.5% and 99.5% and 0.5% and 0.5% of our revenues were generated from resident fees and management fees, respectively. In addition, we generated a small amount of revenue from entrance fees, which accounted for less than 0.1% of our revenue during this period.

We derive over 95% of our resident fees from private pay sources. Our resident fees are paid, on a monthly basis in advance, by residents, their families or other responsible parties, typically out of personal income, assets or other savings. As a result, economic downturns or changes in demographics, among other things, could impact our ability to charge and collect resident fees. Ancillary charges are billed in arrears.

Resident Fees.    We generate resident fee revenue on a monthly basis from each resident in each facility that we own and operate or lease and operate. The rates we charge are highly dependent on local market conditions and the competitive environment in which the facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any such pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. In addition, regulations governing assisted living facilities in several states stipulate that each resident must have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, a majority of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days' notice. Our independent living facilities generally allow residents to terminate their leases upon the need for a higher level of care not provided at the facility or death.

Upon termination of a lease, the resident is usually obligated to pay rent for the lesser of 60 days after he or she vacates the unit or until the unit is rented by another resident.

For the three and six months ended June 30, 2006 and 2005, we generated resident fees of approximately $267.8 million and $488.9 million or an average of $3,098 and $3,107 per unit/bed per month, and approximately $192.4 million and $366.5 million at $2,928 and $2,908 per unit/bed, respectively. The increases were attributable to increased rates at our existing facilities and integration of the recent acquisitions into our operations.

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

For the three and six months ended June 30, 2006 and 2005, we received $1.3 million and $3.4 million and $1.3 million and $1.3 million of entrance fees and refunded $0.3 million and $1.0 million and $0.3 million and $0.3 million, respectively. We had no entrance fees prior to April 2005. Of the amount received, $0.2 million and $0.6 million and $0.3 million and $0.3 million is deferred and amortized and $1.1 million and $2.8 million and $1.0 million and $1.0 million, respectively, including net obligations assumed in connection with the purchase, is refundable to the resident generally upon resale of the unit or a comparable unit.

Management Fees.    Management fees are monthly fees that we collect from owners of facilities for which we are the manager. Management fees typically range from 2.8% to 5.0% of the facility's total gross revenues. All management fees are recognized as revenues when services are provided. For the three and six months ended June 30, 2006 and 2005, we earned approximately $0.6 million and $1.7 million and $0.9 million and $1.8 million, respectively, in management fee revenue. Management fee revenues decreased primarily due to the third party owners' sale of four and nine facilities partially offset by receipt of $0.4 million and $0.6 million received in connection with the third party owner's sale of four facilities during the three and six months ended June 30, 2006, respectively.

The terms of our management agreements generally range from one to three years and can be cancelled by the facility owners for cause, sale of the facility or upon 30 to 60 days' notice at renewal.

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

As a new public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company related to corporate governance, Securities and Exchange Commission, or SEC, reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In particular, we expect to incur significant incremental expenses associated with Sarbanes-Oxley Section 404 compliance documentation and remediation. In addition, as a New York Stock Exchange-listed company, we were required to establish an internal audit function, and did so, on an outsourced basis. As a result, we will incur additional cost associated with this function. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. We expect to fund these additional costs using cash flows from operations and from financing activities and additional indebtedness, including availability under our expected lines of credit.

As of June 30, 2006, our facilities were 90.1% occupied. We expect to maintain and increase these occupancy levels due to the projected demand for senior living services; however, there can be no assurance that we will maintain or increase this occupancy level or the resident fees we charge for our services. Due to the stable nature of our portfolio, we do not expect to add significant personnel to our facilities as occupancy increases; however, we are subject to wage and benefit cost increases as we strive to attract and retain skilled management and staff at our facilities. In addition, we are subject to increases in other operating expenses such as real estate taxes, as the taxing authorities are under increasing pressure to raise revenues; utilities, as a result of the recent oil shortages and supply problems; and insurance costs.

General and administrative costs have increased primarily due to the increase in the number of facilities we own, lease and manage. During 2005, we purchased the Fortress CCRC Portfolio (eight facilities with 3,238 units/beds of which 817 are resident-owned cottages managed by us; we sold two of these facilities in the third quarter of 2005, one of which we continued to manage through January 2006), we purchased the Prudential Portfolio (nine facilities with 1,261 units/beds), we purchased the Chambrel Portfolio (six facilities with 1,394/beds) from Capstead that we previously leased, we purchased the Merrill Gardens Portfolio (four facilities with 187 units/beds), and we purchased the Omega Portfolio (six facilities with 237 units/beds) that we previously leased. During 2006 through the date of this report, we purchased two facilities with 114 units/beds from Orlando Madison Ivy, LLC, we purchased the Wellington Portfolio (17 facilities with 814 units/beds), we purchased the Liberty Owned Portfolio (seven facilities with 1,077 units/beds), we purchased the SALI Portfolio (42 facilities with 3,042 units/beds), we purchased the AEW Portfolio (six facilities with 897 units/beds) and we purchased the AEW-New Jersey Portfolio (two facilities with 193 units). These acquisitions, excluding the Capstead and Omega acquisitions, required us to add additional corporate staff to oversee these facilities, and we expect to incur similar incremental and general and administrative costs in the future as we acquire additional senior housing facilities.

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

Due to the fact that we are an acquisition-focused company, as we evaluate operating companies and facilities for potential acquisition, we incur costs both internally and for various third parties' assistance, including in connection with due diligence, negotiation and structuring of these acquisitions.

These third party costs are capitalized once the acquisition is deemed probable. If an acquisition is abandoned, these costs will be expensed. If the acquisition is consummated, these third party costs will be capitalized as a part of the total purchase price.

Effect of the American Retirement Corporation Transaction

On May 12, 2006, we entered into an Agreement and Plan of Merger, or the ARC Merger Agreement, with Beta Merger Sub Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, or Merger Sub, and ARC, pursuant to which Merger Sub would be merged with and into ARC with ARC continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. We refer to this transaction as the ‘‘ARC Merger’’.

Upon consummation of the ARC Merger on July 25, 2006, we became the largest operator of senior living facilities in the United States based on total capacity. On a pro forma basis for the ARC Merger and other recent acquisitions, as of June 30, 2006, we own, manage or lease over 530 facilities in 33 states and have the ability to serve over 50,000 residents.

We will account for the acquisition of ARC common stock as a purchase and hence record the assets and liabilities on our balance sheet at fair value. We will depreciate and amortize these tangible and intangible assets over the shorter of their estimated useful lives or lease terms, which we expect to be similar to the current estimated useful lives of our existing tangible and intangible assets. As a result, depreciation and amortization will increase significantly.

The ARC Merger is significantly larger than any acquisition that we have completed since the completion of our initial public offering in November 2005. ARC owns or leases and operates 83 senior living facilities in 19 states, with a unit capacity of approximately 16,100 unit/beds. Integrating these facilities into our current operations will be a significant undertaking, as our resident capacity will be increased by nearly 50%. To help facilitate the integration of the ARC facilities into our company, we entered into employment agreements, which took effect at the closing of the ARC Merger on July 25, 2006, with W.E. Sheriff, ARC's Chief Executive Officer, and the following other executive officers of ARC: Gregory B. Richard, George T. Hicks, Bryan D. Richardson, H. Todd Kaestner, and James T. Money, regarding their continued service with us following the consummation of the ARC Merger. Mr. Sheriff became our co-Chief Executive Officer. We also expect to maintain an executive office in Nashville, Tennessee, as well as add over 10,800 employees, all of which will add significant costs. We will also incur a substantial amount of non-recurring integration costs with respect to the ARC Merger transaction that will be expensed primarily in 2006 and 2007.

As a result of the increased depreciation and amortization, additional general and administrative expenses, integration costs, lease expense and interest expense that we expect to incur upon consummation of the ARC Merger, we expect to generate net losses under generally accepted accounting principles (United States) after the closing of the ARC Merger.

Simultaneously with entering into the ARC Merger Agreement, in order to finance the ARC Merger, we entered into an Investment Agreement, or the Investment Agreement, with RIC Coinvestment Fund LP, or the Investor, a fund managed by an affiliate of Fortress. Under the terms of the Investment Agreement, the Investor committed to purchase from us, at and simultaneously with the closing of the ARC Merger, up to $1.3 billion of our common stock at a price of $36.93 per share. We used a portion of the net proceeds from our follow-on equity offering together with the proceeds we received from the Investor pursuant to the Investment Agreement to consummate the ARC Merger on July 25, 2006.

Results of Operations

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of the Fortress CCRC Portfolio (effective April 2005), the Prudential Portfolio (effective June/July 2005), the Merrill Gardens Portfolio (effective November 2005), the Omega and Chambrel Portfolios (effective December 2005), two facilities in Orlando, Florida (effective February 2006), the Liberty Owned Portfolio, the Wellington Portfolio (effective March 2006), SALI Portfolio (April 2006), the AEW Portfolio and AEW-New Jersey Portfolio (April/June 2006) and the Southland Portfolio (May 2006) into our operations. We completed our formation transaction on September 30, 2005. Results prior to that date represent the combined operations of BLC, Alterra, the Fortress CCRC Portfolio and the Prudential Portfolio (together, the ‘‘Brookdale Facility Group’’):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
Statement of Operations Data:
Revenue
Resident fees:
Brookdale Living:
Less than 20% operating margin	$—	$13,635	$(13,635)	(100.0)%
20% – 40% operating margin	51,197	33,418	17,779	53.2%
Greater than 40% operating margin	68,744	41,562	27,182	65.4%
Total	119,941	88,615	31,326	35.4%
Alterra:
Less than 20% operating margin	5,155	11,756	(6,601)	(56.2)%
20% – 40% operating margin	54,188	48,345	5,843	12.1%
Greater than 40% operating margin	88,558	43,634	44,924	103.0%
Total	147,901	103,735	44,166	42.6%
Total resident fees	267,842	192,350	75,492	39.2%
Management fees	585	945	(360)	(38.1)%
Total revenue	268,427	193,295	75,132	38.9%
Expenses
Facility operating:
Brookdale Living:
Less than 20% operating margin	—	12,033	(12,033)	(100.0)%
20% – 40% operating margin	37,675	22,719	14,956	65.8%
Greater than 40% operating margin	35,362	20,326	15,036	74.0%
Total	73,037	55,078	17,959	32.6%
Alterra:
Less than 20% operating margin	$4,327	$10,783	$(6,456)	(59.9)%
20% – 40% operating margin	36,752	33,222	3,530	10.6%
Greater than 40% operating margin	47,165	23,783	23,382	98.3%
Total	88,244	67,788	20,456	30.2%
Total facility operating expenses	161,281	122,866	38,415	31.3%
Lease expense	46,623	47,091	(468)	(1.0)%
General and administrative	23,125	11,323	11,802	104.2%
Depreciation and amortization	30,947	9,072	21,875	241.1%
Total operating expenses	261,976	190,352	71,624	37.6%
Income from operations	6,451	2,943	3,508	119.2%
Interest income	625	680	(55)	(8.1)%
Interest expense:
Debt	(25,544)	(11,188)	(14,356)	(128.3)%
Amortization of deferred financing costs	(1,335)	(1,136)	(199)	(17.5)%
Change in fair value of derivatives	519	85	434	510.6%

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
Equity in earnings (loss) of unconsolidated ventures, net of minority interests	(469)	(258)	(211)	(81.8)%
Loss before income taxes	(19,753)	(8,874)	(10,879)	(122.6)%
Provision for income taxes	(273)	(19)	(254)	(1,336.8)%
Loss before minority interest	(20,026)	(8,893)	(11,133)	(125.2)%
Minority interest	(233)	2,939	(3,172)	(107.9)%
Loss before discontinued operations	(20,259)	(5,954)	(14,305)	(240.3)%
Discontinued operations	—	112	(112)	(100.0)%
Net loss	$(20,259)	$(5,842)	$(14,417)	(246.8)%
Selected Operating and Other Data:
Number of facilities (at end of period)	453	380	73	19.2%
Total units/beds operated(1)	34,346	30,164	4,182	13.9%
Owned/leased facilities units/beds	33,045	26,923	6,122	22.7%
Owned/leased facilities occupancy rate:
Period end	89.9%	88.5%	1.4%	1.6%
Weighted average	90.0%	88.3%	1.7%	1.9%
Average monthly revenue per unit/beds(2)	$3,098	$2,928	$170	5.8%
Selected Segment Operating and Other Data
Brookdale Living:
Number of Facilities (period end)	70	65	5	7.7%
Total Units/beds	14,802	13,859	943	6.8%
Occupancy Rate:
Period end	90.3%	90.4%	(0.1)%	(0.1)%
Weighted average	90.4%	89.7%	0.7%	0.8%
Average monthly rate per unit/bed(2)	$3,134	$2,783	$351	12.6%
Alterra:
Number of Facilities (period end)	376	299	77	25.8%
Total Units/beds	18,243	13,064	5,179	39.6%
Occupancy Rate
Period end	89.5%	86.5%	3.0%	3.5%
Weighted average	89.6%	86.2%	3.4%	3.9%
Average monthly rate per unit/bed(2)	$3,069	$3,069	$0	0.0%
Managed:
Number of Facilities (period end)	7	16	(9)	(56.3)%
Total Units/beds	1,301	3,241	(1,940)	(59.9)%
Occupancy Rate(3):
Period end	93.4%	88.2%	5.2%	5.9%
Weighted average	94.1%	86.9%	7.2%	8.3%
Average monthly rate per unit/beds(2)	$2,595	$2,364	$231	9.8%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues divided by occupied units/beds at the end of the period averaged over the respective period presented.

(3)	Includes facilities managed by us but excludes Town Village Oklahoma City, which is under development and was sold January, 2006.

Revenues

Total revenues increased primarily due to increased resident fees of approximately $75.5 million, or 39.2% partially offset by a decrease in management fees of $0.4 million, or 38.1%.

Resident fee revenue

Resident fees increased by approximately $13.9 million, or 7.9%, at the 348 facilities we operated during both periods, which includes the lease-up of four facilities. The remaining increase in resident fee revenue was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Merrill Gardens Portfolio, two facilities located in Orlando, Florida, the Liberty Owned Portfolio, the Wellington Portfolio, the AEW Portfolio, the Southland Portfolio, and the AEW-New Jersey Portfolio into our operations.

Brookdale Living revenue increased $31.3 million, or 35.4%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Liberty Owned Portfolio and the AEW Portfolio into our operations. The Prudential Portfolio and AEW Portfolio had higher average monthly rates, which were partially offset by the Fortress CCRC Portfolio's average rate as the independent living units/beds at three facilities charge an entrance fee which is deferred and amortized over the expected stay of the resident.

Alterra revenue increased $44.2 million, or 42.6%, primarily due to the addition of the Merrill Gardens Portfolio, the Wellington Portfolio, the SALI Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio, and a 3.4% increase in average occupancy.

Management fee revenue

Management fee revenue decreased over this period primarily due to the third party owners' sale of four facilities during the three months ended June 30, 2006 partially offset by one new management contract and receipt of $0.4 million of termination fees.

Operating Expenses

The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $38.4 million, or 31.3%; (ii) general and administrative expenses increased $11.8 million, or 104.2%; and (iii) depreciation and amortization expenses increased $21.9 million, or 241.1%, partially offset by a decrease in lease expense of $0.5 million, or 1.0%.

Explanations of significant variances noted in individual line-item expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 are as follows:

•	Of our increased facility operating expenses, $1.3 million, or 1.2% of the increase was attributable to the 348 facilities we operated during both periods. The remaining increase was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Merrill Gardens Portfolio, two facilities in Orlando, Florida, the Wellington Portfolio, the Liberty Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio into our operations.

Brookdale Living facility operating expenses increased $18.0 million, or 32.6%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the AEW Portfolio into our operations. The balance was primarily due to increases in salaries, wages and benefits.

Alterra facility operating expenses increased $20.5 million, or 30.2%, primarily due to the addition of Merrill Gardens Portfolio, the two facilities in Orlando, Florida, the Wellington Portfolio, the SALI Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio into our operations and increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents.

•	General and administrative expenses increased $11.8 million, or 104.2%, primarily as a result of $3.7 million of non-recurring merger and integration costs in connection with our formation in September 2005 , non-cash compensation expense of $3.8 million, an increase in salaries, wages and benefits, an increase in the number of employees in anticipation of and in connection with the acquisitions. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 5.6% and 5.2% for the three months ended June 30, 2006 and 2005, respectively, calculated as follows:

	Three Months Ended June 30,
	2006	2005
Resident fee revenues	$267,842	$192,350
Resident fee revenues under management	11,439	18,837
Total	$279,281	$211,187
General and administrative expenses (excluding non-recurring merger and integration expenses and non-cash stock compensation expense totaling $7.4 million in 2006)	$15,681	$10,980
General and administrative expenses as of % of total revenues	5.6%	5.2%

•	Lease expense decreased by $0.5 million, or 1.0%, primarily due to the acquisition of the Omega and Chambrel Portfolios in December 2005, which were previously leased, by us partially offset by the lease expense associated with the Liberty Owned Portfolio, annual increases in our existing leases and payments to lessors related to increased revenues and includes $5.2 million of straight-line rent expense, partially offset by $1.1 million of deferred gain amortization.

•	Total depreciation and amortization expense increased by $21.9 million, or 241.1%, primarily due to the step-up in minority interest recorded in connection with the initial public offering, increased capital expenditures and leasehold improvements and the additional acquisitions.

•	Interest income decreased $0.1 million, or 8.1%, primarily due to a decrease in cash and cash equivalents invested from our initial public offering and cash flow from operations used to fund a portion of the purchase price of our acquisitions.

•	Interest expense increased $14.1 million, or 53.65%, primarily due to additional debt in connection with our acquisitions and $3.3 million on the line of credit partially offset by the change in the fair value of the interest rate swaps from the three months ended June 30, 2006 and 2005.

Results of Operations

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of the Fortress CCRC Portfolio (effective April 2005), the Prudential Portfolio (effective June/July 2005), the Merrill Gardens Portfolio (effective November 2005), the Omega and Chambrel Portfolios (effective December 2005), two facilities in Orlando, Florida (effective February 2006), the Liberty Owned Portfolio, the Wellington Portfolio (effective March 2006), the SALI Portfolio (April 2006), the AEW (April/June 2006), the Southland Portfolio (May 2006) and AEW-New Jersey (June 2006) into our operations. We completed our formation transaction on September 30, 2005. Results prior to that date represent the combined operations of BLC, Alterra, the Fortress CCRC Portfolio and the Prudential Portfolio (together, the ‘‘Brookdale Facility Group’’):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
Statement of Operations Data:
Revenue
Resident fees:
Brookdale Living:
Less than 20% operating margin	$16,926	$17,127	$(201)	(1.2)%
20% – 40% operating margin	83,248	60,610	22,638	37.4%
Greater than 40% operating margin	128,617	81,802	46,815	57.2%
Total	228,791	159,539	69,252	43.4%
Alterra:
Less than 20% operating margin	18,892	26,854	(7,962)	(29.6)%
20% – 40% operating margin	100,758	97,149	3,609	3.7%
Greater than 40% operating margin	140,437	82,920	57,517	69.4%
Total	260,087	206,923	53,164	25.7%
Total resident fees	488,878	366,462	122,416	33.4%
Management fees	1,732	1,816	(84)	(4.6)%
Total revenue	490,610	368,278	122,332	33.2%
Expenses
Facility operating:
Brookdale Living:
Less than 20% operating margin	14,439	15,102	(663)	(4.4)%
20% – 40% operating margin	58,721	41,144	17,577	42.7%
Greater than 40% operating margin	64,991	40,909	24,082	58.9%
Total	138,151	97,155	40,996	42.2%
Alterra:
Less than 20% operating margin	16,819	24,739	(7,920)	(32.0)%
20% – 40% operating margin	68,305	66,183	2,122	3.2%
Greater than 40% operating margin	74,951	45,138	29,813	66.0%
Total	160,075	136,060	24,015	17.7%
Total facility operating expenses	298,226	233,215	65,011	27.9%
Lease expense	92,357	93,593	(1,236)	(1.3)%
General and administrative	44,210	22,981	21,229	92.4%
Depreciation and amortization	53,246	14,245	39,001	273.8%
Total operating expenses	488,039	364,034	124,005	34.1%
Income (loss) from operations	2,571	4,244	(1,673)	(39.4)%
Interest income	1,677	1,376	301	21.9%
Interest expense:
Debt	(39,234)	(20,313)	(18,921)	(93.1)%
Amortization of deferred financing costs	(2,038)	(1,559)	(479)	(30.7)%
Change in fair value of derivatives	418	4,147	(3,729)	(89.9)%
Loss on extinguishment of debt	(1,334)	(453)	(881)	(194.5)%
Equity in earnings (loss) of unconsolidated ventures, net of minority interests	(637)	(445)	(192)	(43.1)%
Loss before income taxes	(38,577)	(13,003)	(25,574)	(196.7)%
Provision for income taxes	(659)	(185)	(474)	(256.2)%
Loss before minority interest	(39,236)	(13,188)	(26,048)	(197.5)%
Minority interest	(349)	5,471	(5,820)	(106.4)%
Loss before discontinued operations	(39,585)	(7,717)	(31,868)	(413.0)%
Discontinued operations	—	77	(77)	(100.0)%
Net loss	$(39,585)	$(7,640)	$(31,945)	(418.1)%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
Selected Operating and Other Data:
Number of facilities (at end of period)	453	380	73	19.2%
Total units/beds operated(1)	34,346	30,164	4,182	13.9%
Owned/leased facilities units/beds	33,045	26,923	2,881	9.6%
Owned/leased facilities occupancy rate:
Period end	89.9%	88.5%	1.4%	1.6%
Weighted average	89.8%	88.5%	1.3%	1.5%
Average monthly revenue per unit/beds(2)	$3,107	$2,908	$199	6.8%
Selected Segment Operating and Other Data
Brookdale Living:
Number of Facilities (period end)	70	65	5	7.7%
Total Units/beds	14,802	13,859	943	6.8%
Occupancy Rate:
Period end	90.3%	90.4%	(0.1)%	(0.1)%
Weighted average	90.7%	91.0%	(0.3)%	(0.3)%
Average monthly rate per unit/bed(2)	$3,091	$2,741	$350	12.8%
Alterra:
Number of Facilities (period end)	376	299	77	25.8%
Total Units/beds	18,243	13,064	5,179	39.6%
Occupancy Rate
Period end	89.5%	86.5%	3.0%	3.5%
Weighted average	89.0%	86.4%	2.6%	3.0%
Average monthly rate per unit/bed(2)	$3,121	$3,055	$66	2.2%
Managed:
Number of Facilities (period end)	7	16	(9)	(56.3)%
Total Units/beds	1,301	3,241	(1,940)	(59.9)%
Occupancy Rate(3):
Period end	93.4%	88.2%	5.2%	5.9%
Weighted average	92.8%	85.7%	7.1%	8.3%
Average monthly rate per unit/beds(2)	$2,461	$2,462	$(1)	0.0%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues divided by occupied units/beds at the end of the period averaged over the respective period presented.

(3)	Includes facilities managed by us but excludes Town Village Oklahoma City, which is under development and was sold January, 2006.

Revenues

Total revenues increased primarily due to increased resident fees of approximately $122.4 million, or 33.4% partially offset by a decrease in management fees of $0.1 million, or 4.6%.

Resident fee revenue

Resident fees increased by approximately $25.4 million, or 7.3%, at the 348 facilities we operated during both periods which includes the lease-up of four facilities. The remaining increase in resident fee revenue was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Merrill Gardens Portfolio, two facilities located in Orlando, Florida, the Liberty Owned Portfolio, the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio into our operations.

Brookdale Living revenue increased $69.3 million, or 43.4%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the AEW Portfolio into our operations. The Prudential Portfolio and AEW Portfolio had higher average monthly rates which were partially offset by the Fortress CCRC Portfolio's average rate as the independent living units/beds at three facilities charge an entrance fee which is deferred and amortized over the expected stay of the resident.

Alterra revenue increased $53.2 million, or 25.7%, primarily due to the addition of the Merrill Gardens Portfolio, the Wellington Portfolio, the SALI Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio and a 3.0% increase in average occupancy and a 2.2% increase in average monthly rent per unit/bed.

Management fee revenue

Management fee revenue decreased over this period primarily due to the termination of nine management contracts partially offset by one new management contract and the receipt of termination fees from eight management contracts of $0.6 million during the six months ended June 30, 2006.

Operating Expenses

The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $65.0 million, or 27.9%; (ii) general and administrative expenses increased $21.2 million, or 92.4%; and (iii) depreciation and amortization expenses increased $39.0 million, or 273.8%, partially offset by a decrease in lease expense of $1.2 million, or 1.3%.

Explanations of significant variances noted in individual line-item expenses for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 are as follows:

•	Of our increased facility operating expenses, $3.4 million, or 1.5% of the increase was attributable to the 348 facilities we operated during both periods. The remaining increase was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Merrill Gardens Portfolio, the two facilities in Orlando, Florida, the Liberty Owned Portfolio, the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio into our operations.

Brookdale Living facility operating expenses increased $41.0 million, or 42.2%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the AEW Portfolio into our operations. The balance was primarily due to increases in salaries, wages and benefits.

Alterra facility operating expenses increased $24.0 million, or 17.7%, primarily due to the Merrill Gardens, the two facilities in Orlando, Florida, the Wellington Portfolio, the SALI Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio acquisition and increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents.

•	General and administrative expenses increased $21.2 million, or 92.4%, primarily as a result of $6.7 million of non-recurring merger and integration costs in connection with our formation in September 2005, non-cash compensation expense of $6.8 million, an increase in salaries, wages and benefits, an increase in the number of employees in anticipation of and in connection with the acquisitions. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 6.0% and 5.6% for the six months ended June 30, 2006 and 2005, respectively, calculated as follows:

	Six Months Ended June 30,
	2006	2005
Resident fee revenues	$488,878	$366,462
Resident fee revenues under management	21,297	38,727
Total	$510,175	$405,189
General and administrative expenses (excluding non-recurring merger and integration expenses and non-cash stock compensation expense totaling $13.5 million in 2006)	$30,742	$22,523
General and administrative expenses as of % of total revenues	6.0%	5.6%

•	Lease expense decreased by $1.2 million, or 1.3%, primarily due to the acquisition of the Omega and Chambrel Portfolios in December 2005 which were previously leased by us partially offset by the leases in the Wellington Portfolio, scheduled annual increases in our existing leases and increased payments to certain lessors due to increased revenues for the leased facilities and includes $10.5 million of straight-line rent expense, partially offset by $2.2 million of deferred gain amortization.

•	Total depreciation and amortization expense increased by $39.0 million, or 273.8%, primarily due to the step-up in minority interest recorded in connection with the initial public offering, increased capital expenditures and leasehold improvements and the addition of the acquisitions.

•	Interest income increased $0.3 million, or 21.9%, primarily due to an increase in cash and cash equivalents invested from our initial public offering and cash flow from operations.

•	Interest expense increased $23.1 million, or 56.6%, primarily due to additional debt in connection with our acquisitions and $3.9 million on the line of credit partially offset by a $3.7 million reduction in the fair value of the interest rate swaps from the six months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

We had $30.4 million of cash and cash equivalents at June 30, 2006, excluding cash and investments- restricted and lease security deposits of $69.5 million. In addition, we had $20.0 million available under our revolving credit agreement. On July 25, 2006, we repaid the $195.0 million outstanding under the term portion of the credit agreement and terminated that portion of the credit agreement.

As discussed below, we had a net decrease in cash and cash equivalents of $47.3 million for the six months ended June 30, 2006.

Net cash provided by operating activities was $23.2 million and $11.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase of $11.6 million was primarily due to recent acquisitions and the decrease in lease expense as a result of the acquisition of the Omega and Chambrel Portfolios, which we previously leased, acquired in the fourth quarter of 2005. Changes in current assets and current liabilities primarily relate to the timing of collections of resident fees and payment of operating expenses, including salaries and wages, real estate taxes and insurance.

Net cash used in investing activities was $(526.7) million and $(458.5) million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 we used $531.9 million to purchase two facilities in Orlando, Florida, the Liberty Owned Portfolio and the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio and $15.0 million to fund capital improvements at our existing facilities which was partially offset by a reduction in lease security deposits of $5.3 million and cash and investments-restricted of $14.9 million primarily as a result of posting letters of credit.

Net cash provided by financing activities was $456.2 million and $420.0 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, we received $516.2 million of net proceeds from debt primarily as a result of the debt incurred in connection with our acquisitions and draws on our line of credit to fund a portion of the equity required for these acquisitions, partially offset by the repayment of $11.4 million of debt, payments of $39.7 million in dividends in January and April 2006 and payment of financing costs of $10.6 million.

To date we have financed our operations primarily with cash generated from operations, both short- and long-term borrowings and draws from our line of credit.

At June 30, 2006, we had $1,247.1 million of debt outstanding at a weighted-average interest rate of 6.83%, of which $15.9 million was due in the next 12 months and primarily attributable to the three limited partnerships consolidated pursuant to EITF 04-5.

In addition, in February 2006 we entered into a $330.0 million credit agreement as amended in May 2006 and June 2006, consisting of a $250.0 million term loan, a $20.0 million revolving loan, and a $60.0 million letters of credit commitment of which $195.0 million is drawn on the term loan and $59.4 million of letters of credit have been issued as of June 30, 2006. On July 25, 2006, we repaid the $195.0 outstanding under the term loan portion of our Credit Facility. See ‘‘Credit Facility’’ below.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from, working capital, general and administrative costs, debt service and lease payments, acquisition costs, employee compensation and related benefits, capital improvements and dividend payments. In the past, we have met our cash requirements for operations using cash flows from operating revenues, the receipt of resident fees and the receipt of management fees from third-party-managed facilities. In addition to using cash flows from operating revenues, we use available funds from our indebtedness and long-term leasing of our facilities to meet our cash obligations. Over 95% of our resident fee revenues are generated from private pay residents with less than 5% of our resident fee revenues coming from reimbursement programs such as Medicare and Medicaid. The primary use of our cash is for operating costs, which includes debt service and lease payments and capital expenditures. We currently estimate that our existing cash flows from operations, together with existing working capital, asset sales and the credit facility will be sufficient to fund our short-term liquidity needs. In addition to normal recurring capital expenditures, we expect to spend approximately $14.3 million for major improvements at the six Fortress CCRC Portfolio facilities and several existing Alterra facilities that we own. The source of these funds is cash on hand and cash generated from operations and financings. There can be no assurance that financing or refinancing will be available to us or available on acceptable terms.

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

American Retirement Transaction and Related Financing

On May 12, 2006, we entered into an Agreement and Plan of Merger, or the ARC Merger Agreement, with Beta Merger Sub Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, or Merger Sub, and American Retirement Corporation, a Tennessee corporation, or ARC, pursuant to which Merger Sub would be merged with and into ARC with ARC continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. We refer to this transaction as the ‘‘ARC Merger’’.

Under the terms of the ARC Merger Agreement, upon consummation of the ARC Merger, each outstanding share of common stock, par value $0.01 per share, of ARC, or ARC Common Stock, together with the rights issued pursuant to the Rights Agreement, dated as of November 18, 1998, between ARC and American Stock Transfer and Trust Company, was converted into the right to receive $33.00 per share in cash. In addition to the outstanding shares, all of the options to purchase ARC Common Stock, whether vested or unvested, were cancelled and each holder of any such option was entitled to receive a cash payment equal to the product of (i) the excess of $33.00 over the applicable option exercise price, and (ii) the number of shares of ARC Common Stock for which the options had not been previously exercised, for aggregate consideration of approximately $1.2 billion in cash. We used a portion of the net proceeds from our public offering of equity securities, which closed on July 25, 2006, towards fulfillment of our obligations in connection with the ARC Merger. We financed the remainder of the purchase price through a private placement of equity, as is more fully described below.

Simultaneously with entering into the ARC Merger Agreement, in order to finance the ARC Merger, we entered into the Investment Agreement with the Investor and affiliate of FIG. Under the terms of the Investment Agreement, the Investor committed to purchase from us, at and simultaneously with the closing of the ARC Merger, up to $1.3 billion in aggregate of our common stock at a price of $36.93 per share.

Prior to the ARC Closing, we exercised our right to reduce the Investor's $1.3 billion commitment by $650.0 million. The issuance of these securities was made pursuant to an exemption from registration provided by Section 424(b) of the Securities Act of 1933, as amended.

Cash Flows

We had cash and cash equivalents of $30.4 million and $77.7 million at June 30, 2006 and December 31, 2005, respectively. These amounts exclude cash and investments-restricted and lease security deposits totaling $69.5 million and $86.7 million, respectively, escrowed pursuant to the terms of our indebtedness, leases, residency agreements and insurance programs. Restricted cash amounts are generally available to pay real estate taxes and insurance premiums, reimbursements of capital improvements and refundable tenant security deposits, and to collateralize our debt, lease and self-insured retention obligations.

The increase in cash and cash equivalents at June 30, 2006 as compared to June 30, 2005 was primarily due to the following:

•	Net cash provided by operating activities for the six months ended June 30, 2006 totaled approximately $23.2 million, compared to approximately $11.6 million for the six months ended June 30, 2005, primarily due to recent acquisitions and decreased facility lease expense related to the Chambrel and Omega acquisitions as these were previously leased by us;

•	Net cash used in investing activities for the six months ended June 30, 2006 totaled approximately $(526.7) million, compared to approximately $(458.5) million for the six months ended June 30, 2005, primarily due to the 2006 purchase of two facilities in Orlando, Florida, the Liberty Owned Portfolio, the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio, and additions to property, plant and equipment and partially offset by the posting of letters of credit to release cash from cash and investments-restricted; and

•	Net cash provided by financing activities for the six months ended June 30, 2006 totaled approximately $456.2 million, compared to approximately $420.0 million for the six months ended June 30, 2005, primarily due to the receipt of net proceeds from debt primarily as a result of the debt incurred in connection with the purchase of the Orlando, Florida facilities, the Liberty Owned Portfolio, the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio and draws on our credit agreement.

Credit Facility

On February 10, 2006, we entered into a $330.0 million credit agreement, as amended on May 10, 2006 and June 29, 2006 (the ‘‘Credit Facility’’), consisting of a $250.0 million term loan, a $20.0 million revolving loan and a $60.0 million letters of credit commitment, with the several lenders from time to time parties thereto, Lehman Brothers Inc., as lead arranger, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., and LaSalle Bank National Association, as co-arrangers, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent. Concurrent with the New Credit Facility we terminated our existing line of credit.

In connection with the Credit Facility, we and certain of our subsidiaries (the ‘‘Guarantors’’) made a Guarantee and Pledge Agreement (the ‘‘Guarantee and Pledge Agreement’’) in favor of Lehman Commercial Paper Inc., as administrative agent for the banks and other financial institutions from time to time parties to the New Credit Facility, pursuant to which certain of the Guarantors guarantee the prompt and complete payment and performance when due by us of our obligations under the Credit Facility and certain of the Guarantors pledge certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the Credit Facility and under the guarantee. The pledged assets include, among other things, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing, all supporting obligations in respect of any of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing.

The term loan, revolving loan and the letters of credit commitment under the Credit Facility is scheduled to expire on February 10, 2007. The term loan was terminated on July 25, 2006. We have the option of requesting a six-month extension of any or all of the maturity or expiration dates.

At our option, the term loan and the revolving loan bear interest at either (i) the greater of (a) the prime lending rate as set forth on the British Banking Association Telerate Page 5 plus a margin of 0.50% and (b) the Federal Funds Effective Rate plus ½ of 1% plus a margin of 0.50%, or (ii) the Eurodollar rate plus a margin of 1.50%. In connection with the revolving loan and the letters of credit commitment, we will pay a commitment fee of 0.25% per annum on the average daily amount of undrawn funds. In connection with the term loan, we will pay a commitment fee of 0.125% of the average daily amount of undrawn funds so long as we draw less than $150.0 million, or 0.25% if we draw $150.0 million or more.

The proceeds of the loans under the Credit Facility shall be used to finance a portion of acquisitions of fee-simple and leasehold ownership interests in senior housing real estate and to pay related fees and expenses and for general corporate purposes.

The Credit Facility contains typical representations and covenants for loans of this type. A violation of any of these covenants could result in a default under the Credit Facility, which would result in termination of all commitments and loans under the Credit Facility and all other amounts owing under the Credit Facility and other loan documents to become immediately due and payable.

As of June 30, 2006, we have drawn $195.0 million and $0 on the term loan and the revolving loan, respectively. In addition $59.4 million of letters of credit have been issued under the letter of credit commitment. On July 25, 2006, we repaid the $195.0 outstanding under the term loan and terminated the $250.0 term loan portion of the commitment.

Contractual Commitments

The following table presents a summary of our material indebtedness, lease and other contractual commitments, as of June 30, 2006.

	Total	2007	2008	2009	2010	2011	Thereafter
	($ in 000's)
Contractual Obligations:
Long-term debt(1)	$1,373,077	$74,602	$128,887	$305,797	$156,220	$100,714	$606,857
Capital lease obligations(1)	341,509	17,682	18,653	19,321	20,091	20,796	244,966
Operating lease obligations(2)	2,427,472	163,655	166,363	168,998	172,078	175,194	1,581,184
Purchase obligations(3)	1,948	1,256	532	160	—	—	—
Total	$4,144,006	$257,195	$314,435	$494,276	$348,389	$296,704	$2,433,007

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the June 30, 2006 rate.

(2)	Reflects future cash payments after giving effect to lease escalators and assumes payments on variable rate instruments at the June 30, 2006 rate.

(3)	Represents minimum purchase commitments pursuant to contracts with suppliers.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of June 30, 2006 and December 31, 2005, our outstanding property-specific debt was approximately $1,247.1 million, and $754.3 million, respectively. The increase from December 31, 2005 to June 30, 2006 was primarily due to debt incurred or assumed to fund the acquisitions of the two facilities in Orlando, Florida, the Wellington Portfolio, the Liberty Owned Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio, additional $12.0 million financing secured by five facilities in the Chambrel Portfolio, and inclusion of the debt associated with three limited partnerships consolidated pursuant to EITF 04-5. The increase is partially offset by scheduled principal payments and repayment of debt from the proceeds of our initial public offering.

We had a credit facility of $330.0 million at June 30, 2006, of which $60.0 million was restricted for certain letters of credit and $20.0 million for working capital. The balance consists of a $250.0 term loan to partially fund the purchase of our acquisitions. As of June 30, 2006, we had drawn $195.0 million on the term loan and had issued $59.4 million of letters of credit. On July 25, 2006, we repaid the $195.0 outstanding under the term loan portion of the Credit Facility and terminated the term loan portion of the commitment.

On March 30, 2005, we refinanced the construction loans secured by five facilities with new construction loans in the aggregate amount of $182.0 million, bearing interest at 30-day LIBOR plus 3.05% to 5.60% (with a weighted average of 3.50%), payable in monthly installments of interest only through the maturity of April 1, 2008. Upon completion of our initial public offering, we repaid $32.0 million of this loan that bore interest at LIBOR plus 5.60%. The remaining loan bore interest at LIBOR plus 3.05%. These loans were refinanced on July 14, 2006 at an interest rate of LIBOR plus ..88%, payable interest only until August 2011 and principal and interest thereafter until maturity in August 2013. The loans are also secured by a partial guaranty of BLC.

We have secured our self-insured retention risk under our workers' compensation and general liability and professional liability programs and a portion of our lease security deposits with $4.4 million and $33.8 million, of restricted cash and letters of credit, respectively, at June 30, 2006.

As of June 30, 2006, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

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

As of June 30, 2006, we have 340 facilities under long-term leases. The leased facilities are generally fixed rate leases with annual escalators that are either fixed or tied to the consumer price index.

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

As of June 30, 2006, the Brookdale Provident leases contain $104.2 million of variable rate mortgages, which includes $80.0 million of floating-rate tax-exempt debt that is credit enhanced by Freddie Mac. The payments under the lease are capped pursuant to the terms of the lease and are subject to interest rate caps purchased by the lessor with a weighted-average rate of 6.39%. $24.2 million is hedged by an interest rate swap.

For the six months ended June 30, 2006, our minimum annual lease payments for our capital and financing leases and operating leases was $8.7 million and $84.0 million, respectively. This amount excludes the straight-line expense associated with our annual escalators and the amortization of the deferred gains recognized in connection with the sale-leasebacks.

As of June 30, 2006, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge debt coverage.

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

In February and June 2006, we entered into five-year forward interest rate swaps in the aggregate notional amounts of $283.5 million and $160.0 million, respectively, whereby we pay an average fixed rate of 5.10% and receive 30-day LIBOR from the counterparty. The $160.0 million interest rate swap was designated to hedge a future financing of which $75.0 million occurred. The balance of the financing of $85.0 was not probable at June 30, 2006, accordingly, the $85.0 million balance of the $160.0 million swap was marked-to-market at June 30, 2006 through earnings.

The following table summarizes our swap instruments at June 30, 2006:

Current notional balance	$812,400
Highest possible notional	$812,400
Lowest interest rate	3.615%
Highest interest rate	5.344%
Average fixed rate	4.75%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average maturity	5.2 years
Estimated asset fair value (included in other assets at June 30, 2006)	$21,190

Impacts of Inflation

Resident fees for the facilities we own or lease and management fees from facilities we manage for third parties are our primary source of revenue. These revenues are affected by the amount of monthly resident fee rates and facility occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse affect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. At June 30, 2006, approximately $846.9 million of our indebtedness and lease payments bore interest at floating rates. We have mitigated all of our exposure to floating rates on our existing indebtedness and planned financings by using $812.4 million of interest rate swaps and $180.9 million of interest rate caps under our debt and lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such debt.

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

Tax Valuation Allowance

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of June 30, 2006 and December 31, 2005, we had a valuation allowance against deferred tax assets of approximately $28.3 million and $47.5 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in either income or as an adjustment to Goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of June 30, 2006, we operated 340 facilities under long-term leases with operating and capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facility and certain other terms in the lease agreements. Facilities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For facilities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of the estimated useful life of the asset or term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

One of our leases provides for various additional lease payments based on changes in the interest rates on the debt underlying the lease. All of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, we recognize all rent-free or rent holiday periods in operating leases on a straight-line basis over the lease term, including the rent holiday period.

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $4.6 million and $3.0 million as of June 30, 2006 and December 31, 2005, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Long-lived Assets and Goodwill

As of June 30, 2006 and December 31, 2005, our long-lived assets were comprised primarily of, $2,108.8 million and $1,408.7 million, respectively, of property, plant and equipment. In accounting for our long-lived assets other than goodwill, we apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders' interest at fair value. Goodwill associated with the step-up was allocated to the carrying value of each facility and included in our application of the provisions of SFAS No. 142. We account for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of June 30, 2006 and December 31, 2005, we had $65.6 million and $65.6 million of goodwill, respectively.

In determining the allocation of the purchase price of facilities to net tangible and identified intangible assets acquired, we make estimates of the fair value of the tangible and intangible assets using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. We allocate a portion of the purchase price to the value of leases acquired based on the difference between the facility valued with existing leases adjusted to market rental rates and the facility valued as if vacant. The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed cap and discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. Future events may indicate differences from management's current judgments and estimates, which could, in turn, result in impairment. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, differences in projected occupancy rates and changes in the cost structure of existing communities.

Off-Balance Sheet Arrangements

We have one joint venture, Brookdale Senior Housing LLC, with an affiliate of Northwestern Mutual Life, which owns and operates two facilities, The Heritage of Southfield, Southfield, Michigan (which includes 217 units/beds) and The Devonshire of Mt. Lebanon, Mt. Lebanon (Pittsburgh), Pennsylvania (which includes 218 units/beds). The venture partner made a first mortgage loan to a third facility owned by us, The Heritage at Gaines Ranch, Austin, Texas (which includes 208 units/beds) and the venture made a mezzanine loan of $12.7 million to the entity that owns the facility. Pursuant to the terms of the mezzanine loan, all net cash flow, including sale or refinancing proceeds, is payable to the venture. Pursuant to the terms of the venture agreements all net cash flow, including sale or refinancing proceeds, is distributed to the venture partner until it receives a 16% compounded return and then net cash flow is distributed 60% to the venture partner and 40% to us. Capital contributions, if any, are contributed 75% by the venture partner and 25% by us.

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

Management's Use of Adjusted EBITDA

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

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006(1)	2005(1)	2006(1)	2005(1)
Net loss	$(20,259)	$(5,842)	$(39,585)	$(7,640)
Income from discontinued operations	—	(112)	—	(77)
Minority interest	233	(2,939)	349	(5,471)
Provision for income taxes	273	19	659	185
Equity in loss of unconsolidated ventures	469	258	637	445
Loss extinguishment of debt	—	—	1,334	453
Interest Expense:
Debt	18,963	8,913	30,493	15,762
Amortization of deferred financing costs	1,335	1,136	2,038	1,559
Capitalized lease obligation	6,581	2,275	8,741	4,551
Change in fair value of derivatives	(519)	(85)	(418)	(4,147)
Interest income	(625)	(680)	(1,677)	(1,376)
Income from operations	6,451	2,943	2,571	4,244
Depreciation and amortization	30,947	9,072	53,246	14,245
Straight-line lease expense	5,239	5,881	10,498	11,975
Amortization of deferred gain	(1,086)	(2,289)	(2,173)	(4,585)
Amortization of entrance fees	(62)	—	(145)	—
Non-cash compensation expense	3,755	—	6,773	—
Entrance fee receipts	1,300	1,259	3,369	1,259
Entrance fee disbursements	(308)	(257)	(1,011)	(257)
Adjusted EBITDA	$46,236	$16,609	$73,128	$26,881

(1)	Includes non-recurring expenses totaling $3.7 million and $6.7 million for the three and six months ended June 30, 2006.

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

Management's Use of Cash From Facility Operations

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

The calculation of Cash From Facility Operations includes non-recurring merger and integration expenses of $3.7 million and $6.7 million for the three and six months ended June 30, 2006.

The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006(1)	2005(1)	2006(1)	2005(1)
Net cash provided by operating activities	$11,120	$15,989	$23,239	$11,561
Changes in operating assets and liabilities	9,097	(10,621)	9,928	(4,350)
Refundable entrance fees received	1,135	1,672	2,756	1,672
Reimbursement of operating expenses	1,350	—	2,850	—
Entrance fees disbursed	(308)	(794)	(1,011)	(794)
Recurring capital expenditures, net	(5,299)	(4,598)	(7,360)	(8,026)
Cash From Facility Operations	$17,095	$1,648	$30,402	$63

(1)	Includes non-recurring expense totaling $3.7 million and $6.7 million for the three and six months ended June 30, 2006.

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

Management's Use of Facility Operating Income

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

A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages. The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP). For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4%-5% of operating revenue) and an annual capital reserve (generally $250-$450 per unit/bed). As of June 30, 2006, we are in compliance with the financial covenants of all of our debt and lease agreements. An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.

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

The table below shows the reconciliation of net income (loss) to Facility Operating Income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2005	2006	2005
Net loss	$(20,259)	$(5,842)	$(39,585)	$(7,640)
Loss on discontinued operations	—	(112)	—	(77)
Minority interest	233	(2,939)	349	(5,471)
Provision (benefit) for income taxes	273	19	659	185
Equity in (earning) loss of unconsolidated ventures	469	258	637	445
Loss (gain) on extinguishment of debt	—	—	1,334	453
Interest expense:
Debt	18,963	8,913	30,493	15,762
Amortization of deferred financing costs	1,335	1,136	2,038	1,559
Capitalized lease obligation	6,581	2,275	8,741	4,551
Change in fair value of derivatives	(519)	(85)	(418)	(4,147)
Interest income	(625)	(680)	(1,677)	(1,376)
Income from operations	6,451	2,943	2,571	4,244
Depreciation and amortization	30,947	9,072	53,246	14,245
Facility lease expense	46,623	47,091	92,357	93,593
General and administrative (including non-cash stock compensation expense)	23,125	11,323	44,210	22,981
Amortization of entrance fees	(62)	—	(145)	—
Management fees	(585)	(945)	(1,732)	(1,816)
Facility operating income	$106,499	$69,484	$190,507	$133,247

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2006, we had approximately $275.1 million of long-term fixed rate debt, $742.6 million of long-term variable rate debt, and $229.4 million of capital lease obligations. As of June 30, 2006, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.83%.

We do not expect changes in interest rates to have a material effect on earnings or cash flows since 100% of our debt and lease payments either have fixed rates or variable rates that are subject to swap or interest agreements with major financial institutions to manage our risk.

The following table presents future principal payment obligations and weighted-average interest rates as of June 30, 2006 associated with long-term debt instruments.

	Weighted Average Interest Rate(1)	Total	Expected Maturity Date — Year Ended June 30,
			2007	2008	2009	2010	2011	Thereafter
Mortgage notes payable 2008 through 2012	6.50%	$382,901	$1,189	$1,449	$260,994	$18,105	$66,968	$34,196
Mortgage notes payable 2005 through 2037	9.12%	74,582	26	71,232	26	28	30	3,240
Mortgage notes payable through 2010	5.865%	105,756	—	—	1,401	104,355	—	—
Mortgage notes payable through 2010	5.38%	171,000	—	—	—	—	2,478	168,522
Mortgage notes payable through 2010(3)	7.88%	19,833	10,702	158	168	2,585	91	6,129
Notes payable	5.58%	150,000	—	—	—	—	—	150,000
Capital and financing lease obligation	9.36%	229,431	3,958	5,321	6,486	7,850	9,287	196,529
Mezzanine loan	(2)	12,739	—	—	—	—	—	12,739
Tax exempt and taxable bonds	4.63%	100,841	—	—	—	—	—	100,841
Total Debt	6.83%	$1,247,083	$15,875	$78,160	$269,075	$132,923	$78,854	$672,196

(1)	Variable rate debt reflected at the swapped rate.

(2)	Payable to the extent of all available net cash flow (as defined).

(3)	Debt related to limited partnership’s consolidated pursuant to EITF 04-5.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Our Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et. al. v. Apollo Real Estate Advisors, L.P., et al (the ‘‘Action’’). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (‘‘GFB-AS’’), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (‘‘RICO’’); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We have filed a motion to dismiss the claims, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the ‘‘Second Action’’). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.

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

Item 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 31, 2006, includes a description of our risk factors. The information set forth below updates those risk factors and should be read in conjunction with the risk factors and other information set forth in that Annual Report on Form 10-K.

The market price of our stock could be negatively affected by sales of substantial amounts of our common stock if Fortress, our largest stockholder, defaults under credit agreements secured by its holdings of shares of our common stock.

On June 28, 2006, Fortress informed us of the following:

Two affiliates of Fortress, FRIT Holdings LLC and FIT Holdings LLC entered into separate credit agreements, both dated June 28, 2006, with Deutsche Bank AG, London Branch, or Deutsche Bank, as Administrative Agent and sole lender. Pursuant to these credit agreements, the affiliates have received an aggregate commitment of approximately $1.43 billion from Deutsche Bank, and this amount has been secured by, among other things, a pledge by the borrowers and one other affiliate of Fortress of a total of 40,628,000 shares of our common stock owned by such affiliates. The 40,628,000 shares of common stock represent approximately 61% of our issued and outstanding common stock as of June 28, 2006.

The credit agreements contain customary default provisions and also require prepayment of a portion of the borrowings by the borrowers in the event the trading price of our common stock decreases below certain specified levels. In the event of a default under the credit agreement by the borrowers, Deutsche Bank may foreclose upon any and all shares of our common stock pledged to it. The borrowers have agreed in the credit agreements that if a shelf registration statement is not effective and usable for resale of any portion of the pledged common stock by Deutsche Bank (in the event of foreclosure) as of June 9, 2007, the applicable affiliate will prepay a related portion of the borrowings.

The sale of these pledged shares in the event of a default could have an adverse impact on the price our shares.

We are not a party to the credit agreements and have no obligations thereunder. Wesley R. Edens, the Chairman of our board of directors, owns an interest in Fortress and is the Chairman of its Management Committee.

Item 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    On July 25, 2006, pursuant to a previously executed Investment Agreement, the Company sold an aggregate of 17,600,867 shares of its common stock to RIC Coinvestment Fund LP, a Delaware limited partnership and a fund managed by an affiliate of Fortress Investment Group LLC, our largest stockholder, for a cash price of $36.87 per share, resulting in approximately $650.0 million of gross proceeds to the Company. This issuance of securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale of these securities was used to partially fund the ARC Merger.

(b)    None.

(c)    None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of shareholders of Brookdale Senior Living Inc. was held on May 18, 2006.

(b)    Jeffrey R. Leeds and Dr. Samuel Waxman were reelected as directors at the meeting.

(c)    The following votes were taken in connection with the election of directors at the meeting:

Trustee	Votes For	Withhold Authority
Jeffrey R. Leeds	64,428,941	33,624
Dr. Samuel Waxman	64,457,402	5,163

The terms of office of the following directors continued after the annual meeting: Wesley R. Edens, William B. Doniger, Jeffrey G. Edwards, Bradley E. Cooper, and Jackie M. Clegg.

The proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP as independent auditors for 2006 was approved. The following votes were taken in connection with the proposal:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent auditors for 2006	63,048,428	1,413,862	275	—

(d)    Not applicable.

Item 5.    OTHER INFORMATION

(a)    None.

(b)    None.

ITEM 6.     EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2006, by and among Brookdale Senior Living Inc., Beta Merger Sub Corporation, and American Retirement Corporation* (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 12, 2006).
3.1	Amended and Restated Certificate of Incorporation of the Company.
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K (File No. 001-32641) filed on March 31, 2006).
4.3	Amendment No. 1 to Stockholders Agreement, dated as of July 26, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC.
10.1	Investment Agreement, dated as of May 12, 2006, by and among Brookdale Senior Living Inc. and RIC Coinvestment Fund LP* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2006).
10.2	Employment Agreement, dated May 12, 2006, by and between Brookdale Senior Living Inc. and W.E. Sheriff* (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 12, 2006).
10.3	Form of Employment Agreement for Gregory B. Richard, George T. Hicks, Bryan D. Richardson, H. Todd Kaestner and James T. Money* (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 12, 2006).
10.4	Second Amended and Restated Master Lease Agreement, dated as of April 7, 2006, among Health Care REIT, Inc., HCRI North Carolina Properties III, Limited Partnership, HCRI Tennessee Properties, Inc., HCRI Indiana Properties, LLC, HCRI Wisconsin Properties, LLC, and HCRI Texas Properties, Ltd., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.32 to the Company's Form Registration Statement on Form S-1 (No. 333-135030) filed on June 14, 2006).*
10.5	First Amendment, Consent and Waiver to Credit Agreement, dated May 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc, as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2006).*

Exhibit No.	Description
10.6	Second Amendment, Consent and Waiver to Credit Agreement, dated as of June 29, 2006, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc, as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent*.
10.7	Consent to Change of Control and Third Amendment to Master Lease, dated April 1, 2006, by and between Health Care Property Investors, Inc., Texas HCP Holding, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, and ARC LaBarc Real Estate Holdings, LLC, on the one hand, and Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., LaBarc, L.P. and Park Place Investments, LLC, on the other hand, and ARCPI Holdings, Inc. and American Retirement Corporation.
10.8	Waiver, dated as of August 10, 2006. to the Credit Agreement dated as of February 10, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc, as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits omitted pursuant to Item 601(b) (2) of Reg. S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC. (Registrant)
By: /s/ R. Stanley Young
Name: R. Stanley Young
Title: Duly authorized officer and Chief Financial Officer
Date: August 14, 2006