Form 10-Q
period 2006-09-30
Brookdale Senior Living Inc.
filed 2006-11-14
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006, 101,229,163 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	2
	Condensed Consolidated and Combined Statements of Operations for the Company for the three and nine months ended September 30, 2006 and 2005 (unaudited)	3
	Condensed Consolidated and Combined Statements of Cash Flows for the Company for the nine months ended September 30, 2006 and 2005 (unaudited)	4
	Notes to Condensed Consolidated and Combined Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Submission of Matters to a Vote of Security Holders	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
Signatures		58

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,260	$77,682
Cash and investments – restricted	65,625	37,314
Accounts receivable, net	60,762	10,623
Prepaid expenses and other, net	47,681	20,258
Total current assets	274,328	145,877
Property, plant and equipment and leasehold interests	3,749,969	1,479,587
Accumulated depreciation	(182,669)	(70,855)
Property, plant and equipment, net	3,567,300	1,408,732
Cash and investments – restricted	31,603	24,099
Goodwill	310,065	65,646
Lease security deposits	29,787	25,271
Other intangible assets, net	300,495	—
Other, net	142,078	28,186
Total assets	$4,655,656	$1,697,811
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$50,012	$132
Trade accounts payable	13,292	9,253
Accrued expenses	159,675	85,392
Refundable entrance fees	199,904	30,693
Tenant security deposits	18,341	16,333
Deferred revenue	44,910	13,093
Dividends payable	41,306	16,547
Total current liabilities	527,440	171,443
Long-term debt, less current portion	1,674,230	754,169
Deferred entrance fee revenue	67,839	—
Deferred gains	57,422	60,681
Deferred lease liability	35,856	19,234
Deferred tax liability	406,125	41,689
Other	41,858	20,156
Total liabilities	2,810,770	1,067,372
Minority interests	12,588	36
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized at September 30, 2006 and December 31, 2005; no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 101,082,905 shares and 65,006,833 shares issued and outstanding, respectively	1,011	650
Additional paid-in-capital	1,967,002	690,950
Accumulated deficit	(133,356)	(62,626)
Accumulated other comprehensive (loss) income	(2,359)	1,429
Total stockholders’ equity	1,832,298	630,403
Total liabilities and stockholders’ equity	$4,655,656	$1,697,811

See accompanying notes to condensed consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue
Resident fees	$385,617	$208,393	$874,495	$574,855
Management fees	1,426	859	3,158	2,675
Total revenue	387,043	209,252	877,653	577,530
Expenses
Facility operating (excluding depreciation and amortization of $56,866, $13,557, $109,888 and $24,764, respectively)	245,192	133,567	543,418	366,782
General and administrative (including non-cash stock compensation expense of $5,852, $11,146, $12,625 and $11,146, respectively)	29,248	31,025	73,458	54,006
Facility lease expense	63,623	47,259	155,980	140,852
Depreciation and amortization	60,883	13,794	114,129	28,039
Total operating expenses	398,946	225,645	886,985	589,679
Loss from operations	(11,903)	(16,393)	(9,332)	(12,149)
Interest income	2,032	824	3,709	2,200
Interest expense:
Debt	(29,287)	(13,126)	(68,521)	(33,439)
Amortization of deferred financing costs	(1,141)	(1,263)	(3,179)	(2,822)
Change in fair value of derivatives	(1,840)	(67)	(1,422)	4,080
Loss on extinguishment of debt	(1,414)	—	(2,748)	(453)
Equity in loss of unconsolidated ventures	(1,649)	(196)	(2,286)	(641)
Loss before income taxes	(45,202)	(30,221)	(83,779)	(43,224)
Benefit for income taxes	14,146	432	13,487	247
Loss before minority interest	(31,056)	(29,789)	(70,292)	(42,977)
Minority interest	(89)	11,104	(438)	16,575
Loss before discontinued operations	(31,145)	(18,685)	(70,730)	(26,402)
Loss on discontinued operations, net	—	(205)	—	(128)
Net loss	$(31,145)	$(18,890)	$(70,730)	$(26,530)
Basic and diluted loss per share	$(0.34)		$(0.96)
Weighted average shares used in computing basic and diluted loss per share	91,640		73,999
Dividends declared per share at end of period	$0.40	$0.25	$1.10	$0.25

See accompanying notes to condensed consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(70,730)	$(26,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	2,748	453
Depreciation and amortization	117,308	30,861
Minority interest	438	(16,575)
Loss on sale of assets	123	—
Equity in loss of unconsolidated ventures	2,286	641
Loss on discontinued operations	—	128
Amortization of deferred gain	(3,259)	(6,786)
Amortization of entrance fees	(3,398)	(18)
Proceeds from deferred entrance fee revenue	4,329	700
Deferred income taxes provision (benefit)	(14,457)	(247)
Change in deferred lease liability	16,622	17,857
Change in fair value of derivatives	1,422	(4,080)
Compensation expenses related to restricted stock grants	12,625	11,146
Changes in operating assets and liabilities:
Accounts receivable, net	(24,131)	(3,478)
Prepaid expenses and other assets, net	1,419	703
Accounts payable and accrued expenses	18,665	5,192
Tenant refundable fees and security deposits	2,709	1,715
Other	(11,042)	(3,875)
Net cash provided by operating activities	53,677	7,807
Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	$1,433	$254
Decrease (increase) in cash and investments – restricted	18,278	(8,266)
Net proceeds from sale of property, plant and equipment	—	15,446
Additions to property, plant and equipment, net of related payables	(39,580)	(16,603)
Acquisition of assets, net of related payables and cash received	(1,799,115)	(472,603)
Issuance of notes receivable, net	(2,331)	—
Investment in joint venture	(637)	—
Distributions received from investments	1,355	—
Net cash used in investing activities	(1,820,597)	(481,772)
Cash Flows from Financing Activities
Proceeds from debt	$739,221	$468,756
Repayment of debt	(221,616)	(182,558)
Proceeds from line of credit	215,000	—
Repayment of line of credit	(215,000)	—
Payment of dividends	(62,881)	(20,000)
Payment of financing costs, net of related payables	(19,014)	(3,425)
Refundable entrance fees:
Proceeds from refundable entrance fees	6,900	2,530
Refunds of entrance fees	(4,540)	(1,670)
Payment of swap termination	—	(14,065)
Proceeds from issuance of common stock, net	1,353,863	500
Costs incurred related to follow-on equity offering	(2,435)	—
Capital contributions from controlling shareholder	—	196,790
Net cash provided by financing activities	1,789,498	446,858
Net increase (decrease) in cash and cash equivalents	22,578	(27,107)
Cash and cash equivalents at beginning of period	77,682	86,858
Cash and cash equivalents at end of period	$100,260	$59,751

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited, in thousands)

	Nine months ended September 30,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid	$64,924	$32,896
Income taxes paid	$405	$2,377
Write-off of fully amortized intangible asset	$—	$4,403
Write-off of deferred costs	$5,001	$453
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Consolidation of limited partnerships pursuant to EITF 04-5 on January 1, 2006:
Property, plant and equipment, net	$31,645	$—
Accounts receivable	1,409	—
Cash and investments-restricted	1,205	—
Accrued expenses	(2,250)	—
Tenant refundable fees and security deposits	(171)	—
Debt	(19,723)	—
Minority interest	(12,115)	—
Net	$—	$—
Acquisitions:
Cash and investments-restricted	$50,059	$10,799
Account receivables	25,302	—
Property, plant and equipment and leasehold interests	2,362,413	483,170
Goodwill	272,422	—
Other intangible assets	306,531	—
Capital and financing lease obligations	(308,855)	—
Debt obligations	(291,264)	—
Deferred tax liability	(420,925)	—
Other	(196,568)	(21,366)
Net cash paid	$1,799,115	$472,603

See accompanying notes to condensed consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

1.    Organization

Formation Transactions

Brookdale Senior Living Inc. (‘‘BSL’’ or ‘‘Company’’) was formed as a Delaware corporation on June 28, 2005. Under the Certificate of Incorporation, the Company was initially authorized to issue up to 5,000,000 common shares and 5,000,000 preferred shares. On September 30, 2005, our Certification of Incorporation was amended and restated to authorize up to 200,000,000 common shares and 50,000,000 preferred shares. We provide services to the elderly through facilities located in urban and suburban areas of major markets in the United States.

On September 30, 2005, the holders of all equity shares or membership interests in Brookdale Living Communities, Inc. (‘‘BLC’’), Alterra Healthcare Corporation (‘‘Alterra’’), FIT REN LLC (‘‘FIT REN’’) and Fortress CCRC Acquisition LLC (‘‘Fortress CCRC’’) contributed their ownership interests to BSL for common shares of BSL. Simultaneously with the formation transaction, Fortress Investment Trust II (‘‘FIT-II’’), contributed its membership interest in FIT REN to FEBC, as defined below, in exchange for common shares of BSL. A summary of the common shares issued by BSL for the respective interests is as follows:

BLC		20,000,000
Alterra	18,000,000
FIT REN	11,750,000	29,750,000
Fortress CCRC		8,250,000
		58,000,000

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

Prior to the merger transaction described above, funds managed by affiliates of Fortress Investment Group (‘‘FIG’’) controlled BLC, Alterra, FIT REN and Fortress CCRC through its ability to exercise voting, financial and investment control over each of the entities through contractual control relationships with and investment advisory agreements over the various entities that own the majority of BLC, Alterra, FIT REN and Fortress CCRC.

Ownership interests in BLC and Alterra representing all interests in the formation transaction not controlled by FIG (‘‘Non-FIG Shareholders’’, which owned approximately 10.1 million and 4.8 million shares of BLC and Alterra, respectively, collectively 14.9 million of the above shares of common stock representing 50.5% and 26.7% of BLC and Alterra, respectively, collectively 25.7% of the shares outstanding in BSL) were adjusted for financial reporting purposes to the fair value as if their ownership interests in BLC and Alterra were purchased by BSL as of September 30, 2005. This results in partial step-up to the fair value in the assets, liabilities and equity of BSL.

The combined 2005 financial statements for the three and nine months ended September 30, 2005 include the accounts of BLC, a wholly-owned subsidiary of Fortress Brookdale Acquisition LLC (‘‘FBA’’) and Alterra, a wholly-owned subsidiary of FEBC-ALT Investors LLC (‘‘FEBC’’). All entities were indirectly controlled by funds managed by affiliates of FIG and as such are presented on a combined basis due to their common control.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

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

Acquisition of American Retirement Corporation

On July 25, 2006, we completed the acquisition of American Retirement Corporation (‘‘ARC’’). Under the terms of the merger agreement, BSL acquired all outstanding shares of ARC for an aggregate purchase price of approximately $1.2 billion, or $33.00 per share in cash (the ‘‘ARC Merger’’). In connection with the ARC Merger, RIC Coinvestment Fund LP, a fund managed by an affiliate of FIG (‘‘Investor’’), committed to purchase up to $1.3 billion in aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million and on July 25, 2006, issued Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million. The acquisition of ARC was recorded using the purchase method and the purchase price was allocated to ARC’s assets and liabilities based on their estimated fair values.

On July 25, 2006, we completed a follow-on equity offering, pursuant to which we issued and sold 17,721,519 primary shares, and an existing shareholder, Health Partners, which is an affiliate of Capital Z Partners, sold 4,399,999 shares (including 2,885,415 shares pursuant to the option granted by Health Partners to the underwriters to purchase up to an additional 2,885,415 shares of common stock to cover over-allotments). The shares were issued at a price of $39.50 per common share. We did not receive any proceeds from the shares sold by Health Partners. In connection with the acquisition of ARC, certain executives of ARC purchased 475,681 common shares at $38.07 per share. In connection with the follow-on equity offering, we received net proceeds of approximately $672.8 million, after deducting an aggregate of $24.5 million in underwriting discounts and commissions paid to the underwriters and $2.4 million in other direct expenses incurred in connection with the offering. Funds managed by affiliates of FIG, which beneficially owned over 65% of Brookdale’s common stock prior to the consummation of the offering, did not sell any shares in the offering and after completion of the offering continued to own approximately 60% of the outstanding shares of our common stock.

See Note 6 for further discussion of the ARC Merger and other acquisitions.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements include all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2006 and 2005 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (‘‘GAAP’’) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. Operating results are not necessarily indicative of results that may be expected for the entire year ended December 31, 2006.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

Principles of Consolidation

In December 2003, the Financial Accounting Standards Board (‘‘FASB’’) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (‘‘FIN 46R’’). This Interpretation addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (‘‘VIE’’) as defined in the Interpretation. A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s losses and/or receive a majority of expected residual returns, if they occur. As of September 30, 2006 and 2005, we have two and two facilities, respectively, that are considered VIE’s and were consolidated pursuant to FIN 46R.

The combined financial statements are presented on a combined basis, in accordance with GAAP for the period January 1, 2005 through September 30, 2005. For financial reporting purposes the non-controlling shareholders or members (ownership interests other than those controlled by FIG) have been presented as minority interest. Upon consummation of the formation transaction, the minority interests were consolidated as shareholders of BSL and their interest reflected at fair value in accordance with SFAS No. 141, ‘‘Business Combinations’’.

The results of facilities and companies acquired during the year are included in the condensed consolidated and combined financial statements from the effective date of the respective acquisition. All significant intercompany balances and transactions have been eliminated.

Purchase Price Accounting

In determining the allocation of the purchase price of companies and facilities to net tangible and identified intangible assets acquired and liabilities assumed, we make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. We allocate a portion of the purchase price to the value of leases acquired based on the difference between the facility valued with existing leases adjusted to market rental rates and the facility valued as if vacant. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed capitalization and discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation.

Other Intangible Assets, Net

Other intangible assets, net were acquired as a result of the ARC Merger and include the following at September 30, 2006:

	Amortization Period	September 30, 2006
Facility purchase options	Non-amortizable	$147,682
Other intangible assets, net	1-5 years	152,813
Total other intangible assets, net		$300,495

Investment in Unconsolidated Ventures

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered VIEs as we do not possess a controlling financial interest.

New Accounting Pronouncements

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

Partners Have Certain Rights (‘‘EITF 04-5’’). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date was June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-05 effective January 1, 2006, and as a result, consolidated the operations of three limited partnerships controlled by us. A summary of the impact on the financial position of the Company as of January 1, 2006 is presented in the Supplemental Schedules Non-cash Operating, Investing and Financing Activities.

In October 2005, the FASB issued FASB Staff Position (‘‘FSP’’) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP required companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. The January 1, 2006 adoption of FAS 13-1 did not have a material effect on the Company’s financial position, results of operations or cash flows for the period, however, the accounting related to future development activity, if any, could be affected by the provisions of this statement.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported and disclosures of contingent assets and liabilities in the consolidated balance sheet and accompanying notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition

Resident Fee Revenue

Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized health and assisted living care. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly in advance. Revenue for certain skilled nursing services and ancillary charges is recognized as services are provided and is billed monthly in arrears.

Entrance Fees

The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based upon an actuarial valuation. The refundable portion is

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

generally refundable upon the sale of the unit, or in certain agreements upon the resale of a comparable unit or 12 months after the resident vacates the unit. All refundable amounts due to residents at any time in the future are classified as current liabilities.

Certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments net of any related income tax effect. Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 was $44.3 million and $10.9 million and $74.5 million and $27.2 million, respectively.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, ‘‘Earnings Per Share’’. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of operations is presented. Basic earnings per share are computed by dividing net income/ (net loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of restricted stock grants applying the treasury stock method. Restricted stock grants are excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the Company for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Numerator:
Net loss	$(31,145)	$(70,730)
Denominator:
Basic and diluted loss per share:
Weighted average common shares outstanding	91,640	73,999
Basic and diluted loss per share	$(0.34)	$(0.96)

We have excluded the earnings (loss) per share data for the three and nine months ended September 30, 2005. We believe these calculations are not meaningful to investors due to the different ownership and legal structures (e.g., corporation and limited liability companies) of the various entities prior to the combination transaction on September 30, 2005.

Restructuring Charges

In connection with the formation of the Company, certain home office functions were combined and we incurred costs of $1.3 million. For the three and nine months ended September 30, 2006, $ — million and $1.3 million, respectively, was expensed and included in general and administrative expense in the consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

Facility Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash basis payment	$58,585	$43,577	$142,617	$129,781
Straight-line expense	6,124	5,882	16,622	17,857
Amortization of deferred gain	(1,086)	(2,200)	(3,259)	(6,786)
Facility lease expense	$63,623	$47,259	$155,980	$140,852

Income Taxes

During the three and nine months ended September 30, 2006, we incurred a taxable loss which generated additional net operating losses. In accordance with SFAS No. 109, Accounting for Income Taxes, prior to the ARC Merger we established a valuation allowance equal to the net operating loss carryforward due to the uncertainty of future realization. As a result of the ARC Merger, the Company recorded a deferred tax liability which resulted from the difference in the book and tax basis of assets acquired. This resulted in a reduction in the valuation allowance from $47.5 million at December 31, 2005 to $6.0 million at September 30, 2006. Subsequent to the ARC Merger, the Company generated additional net operating losses and when evaluating the realization of these net operating losses concluded that for financial reporting purposes realization was more likely than not and recorded a tax benefit for such net operating losses, net of estimated state tax liability.

Dividends

On September 18, 2006, our board of directors declared a quarterly cash dividend of $0.40 per share of our common stock, or an aggregate of $41.3 million, for the quarter ended September 30, 2006. The $0.40 per share dividend was paid on October 16, 2006, to holders of record of our common stock on September 29, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.

3.    Debt

Line of Credit Agreement

On February 10, 2006, we entered into a $330.0 million credit agreement, as amended in May 2006 and June 2006, consisting of a $250.0 million term loan available for acquisitions, a $20.0 million revolving loan, and a $60.0 million letters of credit commitment. The credit agreement bears interest at either base rate plus 0.50% or LIBOR plus 1.50%, at our election, and matures on February 10, 2007, subject to extension at our option for six months. In connection with the revolving loan we paid a commitment fee of 0.50% and are subject to a non-use fee on the term loan of 0.125% of the average daily amount of undrawn funds so long as we draw less than $150.0 million, 0.25% if we draw $150.0 million or more.

On July 25, 2006, we repaid the $195.0 million outstanding balance of the term portion of our credit agreement plus accrued interest and terminated the $250.0 million term loan portion of the credit agreement. As a result, we wrote off the deferred costs associated with the term loan portion of the credit agreement, which are included in loss on extinguishment of debt in the statement of operations.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

As of September 30, 2006, $-0- was drawn on the revolving loan and $59.4 million of letters of credit have been issued under the credit agreement. An additional $21.7 million of letters of credit are outstanding as a result of the ARC Merger and will be reissued under the amended and restated credit agreement discussed in the following paragraph.

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following:

	September 30, 2006	December 31, 2005
Mortgages payable due 2008 through 2013; weighted average interest at rates of 6.73% (weighted average interest rate 5.55% in 2005)	$491,749	$70,422
Mortgages payable, due from 2006 through 2037; weighted average interest rate of 9.12% (weighted average interest rate of 9.12% in 2005)	74,577	74,704
$150,000 Series A and $32,000 Series B (repaid in November 2005 using a portion of the proceeds from our initial public offering) notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $7.0 million guaranty by BLC.	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.38%, payable interest only through June 2010 and payable in monthly installments of principal and interest through maturity in June 2012, secured by the Prudential Portfolio	171,000	171,000
Mortgages payable due 2010, bearing interest of LIBOR plus 2.25% effective May 1, 2006 (3.0% prior to that date), payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae, due 2032 secured by the Chambrel Portfolio, payable interest only until maturity	100,841	100,841
Capital and financing lease obligation payable through 2020; weighted average interest rate of 9.36% (weighted average interest rate of 11.48% in 2005)	372,879	66,284
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 13 of the Company’s facilities	225,000	—
Mezzanine loan payable to Brookdale Senior Housing, LLC, a joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Mortgages payable due 2006-2010, weighted average interest rates of 7.9%, secured by the limited partnerships consolidated pursuant to EITF 04-5 ($10,633 payable concurrently)	19,701	—
Serial and term revenue bonds repaid January 2006	—	2,555
Total debt	1,724,242	754,301
Less current portion	50,012	132
Total long-term debt	$1,674,230	$754,169

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

The aggregated maturities of long-term debt obligations as of September 30, 2006 are as follows:

Amount
2007	$50,012
2008	125,436
2009	314,978
2010	148,138
2011	256,378
Thereafter	829,300
$1,724,242

On July 14, 2006, we refinanced the $150.0 million Series A notes payable. The new mortgage loan bears interest at LIBOR plus 0.88%, is payable in monthly installments of interest only through August 2011 and thereafter payable in installments of principal and interest through maturity in August 2013. The mortgage loan is additionally secured by a $7.0 million guaranty by BLC until the debt service coverage ratio is 1.35:1.00 for six months. In addition, BLC is required to have $3.0 million of cash availability until it secures its obligation with a $3.0 million letter of credit, no later than December 15, 2006.

On July 25, 2006, concurrent with the consummation of the ARC Merger, ARC obtained a $310.0 million first mortgage loan commitment, $225.0 million of which was funded at closing. The balance of the commitment expires in one year. The loan is secured by 13 facilities, bears interest at a variable rate of LIBOR plus 0.70%, and is payable interest only through maturity in August 2012. We entered into an interest rate swap to effectively convert the loan interest from floating to fixed. The swap is recorded as a cash flow hedge.

The following table summarizes our swap instruments at September 30, 2006:

Current notional balance	$1,007,366
Highest possible notional	$1,007,366
Lowest interest rate	3.615%
Highest interest rate	6.87%
Average fixed rate	4.91%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average original maturity	5.25 years
Estimated net liability fair value (included in other liabilities at September 30, 2006)	$(6,152)
Estimated net asset fair value (included in other assets at September 30, 2006)	$5,579

The Company qualifies for hedge accounting pursuant to SFAS No.133, Accounting for Derivative Instruments and Certain Hedging Activities, with the effective portion of the change in fair value of the derivative recorded in other comprehensive income and the ineffective portion included in the change in fair value of derivatives in the statement of operations.

4.    Litigation

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

al. (the ‘‘Action’’). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (‘‘GFB-AS’’), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (‘‘RICO’’); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. We have filed a motion to dismiss the claims, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the ‘‘Second Action’’). The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.

In addition, we have been involved in other litigation and claims incidental to the conduct of our business and comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage claims and may require significant legal costs to defend and resolve. Similarly, our industry is always subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We believe that the cost of defending any pending or future litigation or challenging any pending or future regulatory compliance matter will not have a material adverse effect on our business.

5.    Employee Restricted Stock Plans and Omnibus Stock Incentive Plan

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (‘‘SFAS No. 123R’’), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. We adopted SFAS 123R in connection with our initial grants of restricted stock effective August 2005, which were converted into BSL restricted stock on September 30, 2005.

On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of restricted securities to those participants selected by our board of directors. At September 30, 2005, as a result of the formation transactions described in Note 1, these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share. Pursuant to the plans, 25% to 50% of each individual’s award vested upon completion of the initial public offering on November 22, 2005. The remaining awards vest over a period of three to five years.

On October 14, 2005, we adopted a new equity incentive plan for our employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (‘‘Incentive Plan’’), which was approved by our stockholders on October 14, 2005. A total of 2,000,000 shares of our common stock was initially reserved for issuance under the Incentive Plan; provided, however, that commencing on the first day of our fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance was increased by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year. When Section 162(m) of the Internal Revenue Code becomes applicable, the maximum aggregate number of shares that will be subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year may not exceed 400,000, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.

In connection with the ARC Merger, our board of directors approved an amendment to the Incentive Plan (the ‘‘Plan Amendment’’) to reserve an additional 2,500,000 shares of common stock for issuance thereunder to satisfy (i) obligations to provide for certain purchases of common stock by ARC officers and employees for purchase and (ii) obligations to make corresponding grants of restricted shares of common stock under the Incentive Plan to those ARC officers and employees who purchased such shares of common stock pursuant to employment agreements and optionee agreements entered into in connection with the ARC Merger, and for such other grants that may be made from time to time pursuant to the Incentive Plan. Upon completion of the ARC Merger, we issued 475,681 shares of common stock to certain officers of ARC at $38.07 per share for aggregate proceeds of $18.1 million and granted the officers 475,681 shares of restricted stock at $48.00 per share. On May 12, 2006, funds managed by affiliates of Fortress, which then held approximately 65% of our common stock, executed a written consent approving the Plan Amendment effective upon consummation of the ARC Merger. This consent constituted the consent of a majority of the total number of shares of our outstanding common stock and was sufficient to approve the Plan Amendment.

On June 15, 2006, we registered an additional 2,900,000 shares of common stock (2,500,000 shares of common stock in connection with the ARC Merger and 400,000 shares of common stock resulting from the automatic annual increase for fiscal year 2006), under the Incentive Plan. This registration of 2,900,000 shares of common stock increased the number of shares registered for issuance under the Incentive Plan to 4,900,000.

As a result of the formation transactions described in Note 1, the employee restricted stock plans described above were merged into the Incentive Plan. Additional grants of restricted shares under the

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

Incentive Plan were as follows:

	Grants	Value Per Share	Total Value
As of December 31, 2005	554,000	$19.00-28.75	$10,743
Three months ended March 31, 2006	44,000	33.10	1,451
Three months ended June 30, 2006	49,000	44.40	2,196
Three months ended September 30, 2006	1,107,000	$41.65-48.00	52,275

Compensation expense of $5.9 million and $11.1 million and $12.6 million and $11.1 million in connection with the grant of restricted stock was recorded for the three and nine months ended September 30, 2006 and 2005, respectively, net of forfeitures estimated at 5% of the shares granted. The Company records compensation expense over the requisite service period in accordance with SFAS 123R.

6.    Acquisitions and Financings

Our financial results are impacted by the timing, size and number of acquisitions and leases we complete in a period. During the three and nine months ended September 30, 2006, the number of facilities we owned or leased increased by 93 and 172, respectively, which resulted in an increase of approximately 16,909 and 23,143 units/beds, respectively, for an aggregate purchase price of approximately $1,277.9 million and $1,807.2 million, respectively.

Seller	Acquisition Closing Date	Purchase Price, Excluding Fees And Expenses ($ in millions)	Type(s) of Housing Facilities Acquired
Orlando Madison Ivy, LLC	February 28, 2006	$13.0	AL
Wellington Group LLC	March 28, 2006	79.5	AL
American Senior Living L.P.	March 31, 2006/ July 27, 2006	143.2	IL, AL, CCRC
Southern Assisted Living Inc.	April 7, 2006	82.9	AL
AEW Capital Management	April 28, 2006/ June 30, 2006/ August 31, 2006	209.4	IL, AL, CCRC
Southland Suites	May 1, 2006	24.0	AL
AEW II Corporation	June 30, 2006	37.8	AL
American Retirement Corp.	July 25,2006	1,217.4	IL, AL, CCRC
Total		$1,807.2

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

On March 28, 2006, we acquired 17 assisted living facilities with 852 units/beds from the Wellington Group LLC for $79.5 million. We refer to these facilities as the ‘‘Wellington Portfolio’’. On January 11, 2006, we signed a definitive agreement to acquire 18 facilities; however, the agreement to acquire one facility was terminated. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and is divided into 13 owned and four leased facilities. In connection with the acquisition, we obtained a $52.6 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two one-year

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge.

On March 31, 2006, we completed the acquisition of seven senior living facilities, all of which are owned, with 1,021 units/beds from American Senior Living L.P. for an aggregate purchase price of $92.1 million. We refer to these facilities as the ‘‘Liberty Owned Portfolio’’. The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, bearing interest at LIBOR plus 1.75%, payable interest only through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge. On July 27, 2006, we completed the acquisition of ten leasehold senior living facilities with 852 units/beds from American Senior Living L.P. for $51.1 million (the ‘‘Liberty II Portfolio’’). The Liberty II Portfolio is located in Alabama, California, Delaware, Florida, Louisiana, Ohio, Tennessee, Virginia and Washington. In connection with the transaction, we purchased five facilities from the lessor and obtained $33.0 million of first mortgage financing bearing interest at 9.8%, payable interest only until maturity in 2009.

On April 7, 2006, we completed the acquisition of Southern Assisted Living Inc. consisting of 41 leased facilities with 2,887 units/beds for $82.9 million. We refer to these facilities as the ‘‘SALI Portfolio’’. Also included in the transaction was one property managed by SALI for a third party with 155 independent and assisted living units/beds. We terminated the management contract on September 27, 2006. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.

On April 28, 2006, we acquired five facilities with 821 units/beds for $179.5 million from AEW Capital Management. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus 1.50%, payable interest only through maturity in May 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. On September 30, 2006, we closed on an interim agreement with an affiliate of AEW Capital Management to (i) loan approximately $12.4 million to the affiliate pending lender approval of our acquiring one additional facility from AEW and our assuming the outstanding mortgage loan related to the facility and (ii) take over the management of the facility (84 units/beds). The loan is due the earlier of (i) June 30, 2007, or (ii) the date on which the lender approves the assumption of the existing mortgage loan by us. The loan bears interest in an amount equal to the facility’s net cash flow (as defined) or the maximum permissible by law. For financial reporting purposes, we evaluated our relationship with the entity that owns the facility pursuant to FIN 46R and determined that the entity is a VIE and we are the primary beneficiary and accordingly, consolidated the entity as of September 30, 2006. On August 31, 2006, we completed the acquisition of a skilled nursing component of one of the purchased facilities for $9.4 million. In connection with the acquisition, we obtained a $6.5 million first mortgage loan, bearing interest at LIBOR plus 2.50%, payable interest only through maturity in May 2009. We refer to these facilities together, as the ‘‘AEW Portfolio’’. The AEW Portfolio is located in California, Ohio and Washington and is comprised of six independent living, assisted living and CCRC facilities with a total of 1,025 units/beds.

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

On June 30, 2006, we completed the acquisition of two facilities from AEW II Corporation for $37.8 million. We refer to these facilities, which are located in New Jersey as the ‘‘AEW-New Jersey

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

Portfolio’’. Concurrent with the closing, we obtained $24.9 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The loan is combined with the financing of and is also secured by the Southland Portfolio.

On July 25, 2006, we completed the acquisition of ARC. Under the terms of the merger agreement, Brookdale acquired all outstanding shares of ARC for an aggregate purchase price of $1.2 billion, or $33.00 per share in cash. In connection with the ARC Merger, a fund managed by an affiliate of FIG (‘‘Investor’’) committed to purchase up to $1.3 billion in aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million and on July 25, 2006, issued Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$88,101
Property, plant and equipment and leasehold interests	1,432,344
Other intangible assets	306,531
Goodwill	272,422
Other assets	273,185
Current liabilities	(211,476)
Deferred tax liability	(405,289)
Other liabilities	(576,403)
Total purchase price – net of cash acquired	1,179,415

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets and liabilities based on their estimated fair values.

The following unaudited pro forma condensed consolidated financial information sets forth the historical information for the three and nine months ended September 30, 2006 and 2005 derived from the historical financial statements, as adjusted to give effect to:

•	Pro forma adjustments to give effect to the Fortress CCRC Portfolio, the Prudential Portfolio, the Chambrel Portfolio, the Merrill Gardens Portfolio, Orlando, FL facilities, the Wellington Portfolio, the Liberty Owned Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, the ARC and the Liberty II Portfolio acquisitions on the statement of operations as if these transactions closed on January 1, 2005;

•	Pro forma adjustments to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of Fortress Investment Group LLC, ‘‘Minority Shareholders’’) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2005;

•	Pro forma adjustments to give effect to the consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2005;

The unaudited pro forma condensed consolidated financial information is presented for informational purposes only, and we do not expect that this information will reflect our future results of operations. The unaudited pro forma adjustments are based on available information and upon assumptions that we believe are reasonable. The unaudited pro forma financial information assumes that the transactions were completed as of January 1, 2005.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$426,576	$395,766	$1,260,334	$1,169,209
Loss from operations	(15,864)	(43,684)	(48,689)	(96,084)
Loss before income taxes	(52,173)	(76,586)	(151,301)	(191,533)
Loss from continuing operations	(48,212)	(59,579)	(148,348)	(174,441)
Weighted average basic and diluted loss per share	$(0.53)	$(0.92)	$(2.00)	$(2.68)
Weighted average shares used in computing basic and diluted loss per share	91,640	65,007	73,999	65,007

7.    Segment Information

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (‘‘SFAS No. 131’’), we have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise’s decision makers use to make decisions about the enterprise’s operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Each of our facilities are considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the Chief Operating Decision Makers (CODMS) to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.

SFAS No. 131 permits aggregation of operating segments that share all common operating characteristics (similar products and services, similar methods used to deliver or provide their products and services, and similar type and class of customer for their products and services) and similar economic characteristics (revenue recognition and gross margin). We believe that each of our facilities provides similar services, delivers these services in a similar manner, and has a common type and class of customer. In addition, all of our facilities recognize and report revenue in a similar manner. However, our individual facility gross margins vary significantly. Therefore, we have aggregated our segments based upon the lowest common economic characteristic of each of our facilities, gross margin. The CODMS allocate resources in large part based on margin and analyze each of the facilities as having either (1) less than 20% operating margins, (2) more than 20% operating margins but less than 40% operating margins, or (3) greater than 40% operating margins. The CODMS believe that the margin is the primary, most significant and most useful indicator of the necessary allocation of resources to each individual facility because it is the best indicator of a facility’s operating performance and resource requirements. Accordingly, our operating segments are aggregated into six reportable segments based on comparable operating margins. We define our operating margin for each group of facilities as that group’s operating income divided by its revenue. Operating income represents revenue less operating expenses (excluding depreciation and amortization).

We also present a seventh reportable segment for management services because the economic and operating characteristics of these services are different from our facilities aggregated above.

Retirement Centers (IL/CCRC)

Our retirement centers operate independent living facilities and CCRCs that provide a continuum of services, including independent living, assisted living, Alzheimer’s care, dementia care and skilled nursing care. Our facilities include rental facilities and entrance fee facilities. We also provide various ancillary services to our residents and others, including extensive wellness programs, personal care and therapy services for all levels of care.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

Assisted Living Facilities

Our assisted living facilities provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer’s and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting. We also provide various ancillary services, including therapy services to our residents.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue(3):
Retirement Centers
Less than 20% operating margin	$18,096	$12,776	$35,022	$29,903
20% – 40% operating margin	86,506	41,659	169,754	102,269
Greater than 40% operating margin	100,452	47,426	229,069	129,228
Total Retirement Centers	205,054	101,861	433,845	261,400
Assisted Living Facilities
Less than 20% operating margin	13,198	11,919	32,090	38,773
20% – 40% operating margin	93,594	56,824	194,352	153,973
Greater than 40% operating margin	73,771	37,789	214,208	120,709
Total Assisted Living Facilities	180,563	106,532	440,650	313,455
Management Services	1,426	859	3,158	2,675
Total revenue	$387,043	$209,252	$877,653	$577,530

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited, in thousands, except for share and per share amounts)

Segment Operating Income(1):

    Retirement Centers

Less than 20% operating margin	$1,911	$1,702	$4,398	$3,727
20% – 40% operating margin	25,538	13,025	50,065	32,491
Greater than 40% operating margin	47,656	22,912	111,282	63,805
Total Retirement Centers	75,105	37,639	165,745	100,023
Average Margin	36.6%	36.9%	38.2%	38.3%
Assisted Living Facilities
Less than 20% operating margin	1,335	1,659	3,408	3,774
20% – 40% operating margin	30,685	18,817	63,138	49,783
Greater than 40% operating margin	33,300	16,711	98,786	54,493
Total Assisted Living Facilities	65,320	37,187	165,332	108,050
Average Margin	36.2%	34.9%	37.5%	34.5%
Management Services	998	602	2,211	1,873
	$141,423	$75,428	$333,288	$209,946
General and administrative (including non-cash stock compensation expense)(2)	$28,820	$30,768	$72,511	$53,204
Facility lease expense	63,623	47,259	155,980	140,852
Deprecation and amortization	60,883	13,794	114,129	28,039
Operating loss	$(11,903)	$(16,393)	$(9,332)	$(12,149)
Total assets:
Retirement Centers	$2,999,829	$1,008,900	$2,999,829	$1,008,900
Assisted Living Facilities	1,283,312	336,214	1,283,312	336,214
Corporate and Management Services	372,515	126,821	372,515	126,821
	$4,655,656	$1,471,935	$4,655,656	$1,471,935

(1)	Segment operating income defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(2)	Net of general and administrative costs allocated to management services reporting segment.

(3)	All revenue is earned from external third parties in the United States.

8.    Subsequent Events

On November 7, 2006, we signed a definitive agreement to acquire 30 communities for $148.6 million. These properties are currently leased and operated by the Company and owned by Nationwide Health Properties, Inc. (‘‘NHP’’). The communities are located in Colorado, Florida, Idaho, Ohio, Oklahoma, Oregon, South Carolina and Texas, and comprise 1,476 units in the aggregate. After completion of the acquisition, Brookdale will continue to lease a total of 95 properties from NHP. The purchase is scheduled to close on November 30, 2006. The transaction is subject to customary closing conditions.

On October 31, 2006, we entered into three five- year forward interest rate swaps in the aggregate notional amount of $98.0 million whereby we pay an average fixed rate of 4.93%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing facilities, integrate ARC’s facilities and business into our operations, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, generate growth organically or through acquisitions, secure financing and increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income and add residents. Words such as ‘‘anticipate(s),’’ ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Brookdale Senior Living Inc. can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Brookdale Senior Living’s expectations include, but are not limited to, our continued ability to acquire facilities at attractive prices which will generate returns consistent with expectations; the possibility that the facilities that we have acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of certain transactions will not be satisfied; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; a decrease in the overall demand for senior housing; general economic conditions and economic conditions in the markets in which we operate; real estate markets in the regions where our facilities are located; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our residents; interest rate fluctuations; licensing risks; our failure to comply with federal, state and local laws and regulations; our failure to comply with environmental laws; the effect of future legislation or regulatory changes in our operations; and other risks detailed from time to time in Brookdale Senior Living’s SEC reports including in ‘‘Risk Factors’’ included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, filed on March 31, 2006. Such forward-looking statements speak only as of the date of this Quarterly Report. Brookdale Senior Living expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

With the completion of the merger with American Retirement Corporation (‘‘ARC’’) on July 25, 2006, or the ARC Merger, as described in this report, we became the largest operator of senior living facilities in the United States based on total capacity with the ability to serve over 51,000 residents. We believe that the consummation of the ARC Merger and other recent acquisitions will bring us significant additional incremental revenue and help us to attain additional synergies and cost savings. In addition, as a result of the ARC Merger, we expect to increase our ancillary services business including therapy services.

As of September 30, 2006, we operate 545 facilities in 35 states with the ability to serve over 51,000 residents. We offer our residents access to a continuum of services across various sectors of the senior living industry. As of September 30, 2006, we operated 97 independent living facilities with 18,982 units/beds, 417 assisted living facilities with 21,928 units/beds, 28 continuing care retirement communities, or CCRCs, with 9,785 units/beds and three skilled nursing facilities with 395 units/beds. The majority of our units/beds are located in campus settings or facilities containing multiple services, including CCRCs. As of September 30, 2006, our facilities were 91.4% occupied. For the three months ended September 30, 2006, we generated approximately 92% of our revenues from private pay customers, which has historically limited our exposure to government reimbursement risk. We anticipate expanding our therapy and other ancillary services programs, and we will rely consequently on reimbursement from governmental programs for a greater portion of our revenues than before. We cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. In addition, we control all financial and operational decisions regarding our facilities through property ownership and long-term leases. As of September 30, 2006, we are in compliance with the financial covenants of our debt and lease agreements.

We believe we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, health care services and ancillary services (including therapy services). For the three and nine months ended September 30, 2006, 32.4% and 33.6% of our revenues were generated from owned facilities, 67.2% and 66.1% from leased facilities and 0.4% and 0.4% from management fees from facilities we operate on behalf of third parties and affiliates.

We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; (iii) expanding our ancillary service programs (including therapy services) and (iv) the realization of economies of scale, including the continuing realization of those created by the combination of BLC and Alterra and the ARC Merger. Given the size and breadth of our nationwide platform, we believe that we are well positioned to continue to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, and CCRC assets. Since January 2001 through the date of this report, we have begun leasing or acquired the ownership or management of 217 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 31,900 units/beds. Since the completion of our initial public offering in November 2005, we have purchased or entered into definitive agreements to purchase $3.3 billion in senior housing assets representing 188 facilities (which include 12 facilities that we previously operated through long-term leases) with approximately 25,000 units/beds.

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

Growing consumer awareness among seniors and their families concerning the types of services provided by independent and assisted living operators has further contributed to the opportunities in the senior living industry. Also, seniors possess greater financial resources, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and, despite recent weakening in national housing markets, significant equity from the sale of private homes.

Challenges in our industry include increased state and local regulation of the assisted living industry, which has led to an increase in the cost of doing business; the regulatory environment continues to intensify in the amount and types of laws and regulations affecting us, accompanied by an increase by state and local officials in enforcement thereof. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care, for our employees. Increases in the costs of utilities, insurance, and real estate taxes will also have a negative impact on our financial results.

As of January 1, 2006, certain per person annual limits on Medicare reimbursement for therapy services became effective, subject to certain exceptions. If these exceptions are not extended beyond 2006, there would be reductions of therapy services revenue in connection with the ARC business and the profitability of those services. There continues to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Acquisitions and Dispositions

Our financial results are impacted by the timing, size and number of acquisitions, leases and sale-leasebacks we complete in a period. During the three and nine months ended September 30, 2006, the number of facilities we owned or leased increased by 93 and 172, which resulted in an increase of approximately 16,909 and 23,143 units/beds, for an aggregate purchase price of approximately $1,277.9 million and $1,807.2 million, respectively.

Seller	Acquisition Closing Date	Number of Acquired Facilities	Number of Units/Beds	Purchase Price, Excluding Fees And Expenses ($ in millions)	Type(s) of Housing Facilities Acquired
Orlando Madison Ivy, LLC	February 28, 2006	2	114	$13.0	AL
Wellington Group LLC	March 28, 2006	17	852	79.5	AL
American Senior Living L.P.	March 31, 2006/ July 27, 2006	17	1,873	143.2	IL, AL, CCRC
Southern Assisted Living Inc.	April 7, 2006	41	2,887	82.9	AL
AEW Capital Management	April 28, 2006/ June 30, 2006/ August 31, 2006	6	1,025	209.4	IL, AL, CCRC
Southland Suites	May 1, 2006	4	262	24.0	AL
AEW II Corporation	June 30, 2006	2	193	37.8	AL
American Retirement Corp.	July 25,2006	83	15,937	1,217.4	IL, AL, CCRC
Total		172	23,143	$1,807.2

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

On March 28, 2006, we acquired 17 assisted living facilities with 852 units/beds from the Wellington Group LLC for $79.5 million. We refer to these facilities as the ‘‘Wellington Portfolio’’. On January 11, 2006, we signed a definitive agreement to acquire 18 facilities; however, the agreement to acquire one facility was terminated. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and is divided into 13 owned and four leased facilities. In connection with the acquisition, we obtained a $52.6 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge.

On March 31, 2006, we completed the acquisition of seven senior living facilities, all of which are owned, with 1,021 units/beds from American Senior Living L.P. for an aggregate purchase price of

$92.1 million. We refer to these facilities as the ‘‘Liberty Owned Portfolio’’. The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, bearing interest at LIBOR plus 1.75%, payable interest only through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is recorded as a cash flow hedge. On July 27, 2006, we completed the acquisition of ten leasehold senior living facilities with 852 units/beds from American Senior Living L.P. for $51.1 million. We refer to these facilities as the ‘‘Liberty II Portfolio’’. The Liberty II Portfolio is located in Alabama, California, Delaware, Florida, Louisiana, Ohio, Tennessee, Virginia and Washington. In connection with the transaction, we purchased five facilities from the lessor and obtained $33.0 million of first mortgage financing bearing interest at 9.8%, payable interest only until maturity in 2009.

On April 7, 2006, we completed the acquisition of Southern Assisted Living Inc. consisting of 41 leased facilities with 2,887 units/beds for $82.9 million. We refer to these facilities as the ‘‘SALI Portfolio’’. Also included in the transaction was one property managed by SALI for a third party with 155 independent and assisted living units/beds. We terminated the management contract on September 27, 2006. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.

On April 28, 2006, we acquired five facilities with 821 units/beds for $179.5 million from AEW Capital Management. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus 1.50%, payable interest only through maturity in May 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. On June 30, 2006, we closed on an interim agreement with an affiliate of AEW Capital Management to (i) loan approximately $12.4 million to the affiliate pending lender approval of our acquiring one additional facility from AEW and our assuming the outstanding mortgage loan related to the facility and (ii) take over the management of the facility (84 units/beds). The loan is due the earlier of (i) June 30, 2007, or (ii) the date on which the lender approves the assumption of the existing mortgage loan by us. The loan bears interest in an amount equal to the facility’s net cash flow (as defined) or the maximum permissible by law. For financial reporting purposes, we evaluated our relationship with the entity that owns the facility pursuant to FIN 46R and determined that the entity is a VIE and we are the primary beneficiary and accordingly, consolidated the entity as of September 30, 2006. On August 31, 2006, we completed the acquisition of a skilled nursing component of one of the purchased facilities for $9.4 million. In connection with the acquisition, we obtained a $6.5 million first mortgage loan, bearing interest at LIBOR plus 2.50%, payable interest only through maturity in May 2009. We refer to these facilities together, as the ‘‘AEW Portfolio’’. The AEW Portfolio is located in California, Ohio and Washington and is comprised of six independent living, assisted living and CCRC facilities with a total of 1,025 units/beds.

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

On June 30, 2006, we completed the acquisition of two facilities from AEW II Corporation for $37.8 million. We refer to these facilities, which are located in New Jersey as the ‘‘AEW-New Jersey Portfolio’’. Concurrent with the closing, we obtained $24.9 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The swap is accounted for as a cash flow hedge. The loan is combined with the financing of and is also secured by the Southland Portfolio.

On July 25, 2006, we completed the acquisition of ARC. Under the terms of the merger agreement, Brookdale acquired all outstanding shares of ARC for an aggregate purchase price of

$1.2 billion, or $33.00 per share in cash. In connection with the ARC Merger, a fund managed by an affiliate of Fortress (‘‘Investor’’) committed to purchase up to $1.3 billion in aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million, and on July 25, 2006, issued Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million.

Segments

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (‘‘SFAS No. 131’’), we have seven reportable segments which we determined based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. In addition, the management approach focuses on financial information that an enterprise’s decision makers use to make decisions about the enterprise’s operating matters. We continue to evaluate the type of financial information necessary for the decision makers as we implement our growth strategies. Each of our facilities is considered separate operating segments because they each engage in business activities from which they earn revenues and incur expenses, their operating results are regularly reviewed by the Chief Operating Decision Makers (CODMS) to make decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.

SFAS No. 131 permits aggregation of operating segments that share all common operating characteristics (similar products and services, similar methods used to deliver or provide their products and services, and similar type and class of customer for their products and services) and similar economic characteristics (revenue recognition and gross margin). We believe that each of our facilities provides similar services, delivers these services in a similar manner, and has a common type and class of customer. In addition, all of our facilities recognize and report revenue in a similar manner. However, our individual facility gross margins vary significantly. Therefore, we have aggregated our segments based upon the lowest common economic characteristic of each of our facilities, gross margin. The CODMS allocate resources in large part based on margin and analyze each of the facilities as having either (1) less than 20% operating margins, (2) more than 20% operating margins but less than 40% operating margins, or (3) greater than 40% operating margins. The CODMS believe that the margin is the primary, most significant and most useful indicator of the necessary allocation of resources to each individual facility because it is the best indicator of a facility’s operating performance and resource requirements. Accordingly, our operating segments are aggregated into six reportable segments based on comparable operating margins. We define our operating margin for each group of facilities as that group’s operating income divided by its revenue. Operating income represents revenue less operating expenses (excluding depreciation and amortization).

We also present a seventh reportable segment for management services because the economic and operating characteristics of these services are different from our facilities aggregated above.

Retirement Centers.    Our retirement centers operate independent living facilities and CCRCs that provide a continuum of services, including independent living, assisted living, Alzheimer’s care, dementia care and skilled nursing care. Our facilities include rental facilities and three entrance fee facilities. We also provide various ancillary services to our residents, including extensive wellness programs, personal care and therapy services for all levels of care. Our Retirement Centers are large, often in campus or high-rise settings, with an average unit/bed capacity of 219 units/beds. These facilities generally maintain high and consistent occupancy levels. We operate 113 Retirement Centers, with an aggregate capacity of 24,756 units/beds, representing approximately 48.4% of the total unit/bed capacity of our facilities.

Assisted Living Facilities.    Our assisted living facilities provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of our facilities provide specialized care, including Alzheimer’s and other dementia programs. These facilities are designed to provide care in a home-like setting, as opposed to a more institutional setting. We also provide various ancillary services, including therapy services, to our residents. Our assisted living facilities target residents generally requiring assistance with two or three ADLs and are generally smaller than our Retirement

Centers, with an average unit/bed capacity of 53 units/beds. We operate 408 Assisted Living facilities, with an aggregate capacity of 21,810 units/beds, representing approximately 42.7% of the total unit/bed capacity of our facilities.

Management Services.    Our management services segment includes 24 facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. These 24 facilities have an aggregate capacity of 4,524 units/beds, representing approximately 8.9% of the total unit/bed capacity of our facilities.

Revenues

We generate all of our revenues from resident fees (including ancillary services and entrance fees) and management fees. For the three and nine months ended September 30, 2006 and 2005, approximately 99.6% and 99.6% and 0.4% and 0.4% and 99.6% and 99.5% and 0.4% and 0.5% of our revenues were generated from resident fees and management fees, respectively.

For the three months ended September 30, 2006, we derived approximately 92% of our resident fees from private pay sources. Our resident fees are paid, on a monthly basis in advance, by residents, their families or other responsible parties, typically out of personal income, assets or other savings. As a result, economic downturns or changes in demographics, among other things, could impact our ability to charge and collect resident fees. Ancillary charges are billed in arrears.

Resident Fees.    We generate resident fee revenue on a monthly basis from each resident in each facility that we own and operate or lease and operate. The rates we charge are highly dependent on local market conditions and the competitive environment in which the facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees each year. In addition, monthly service fees may change at any time based on increased level of care or service. Any such pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. In addition, regulations governing assisted living facilities in several states stipulate that each resident must have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, a majority of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days’ notice. Our independent living facilities generally allow residents to terminate their leases upon the need for a higher level of care not provided at the facility or death.

Upon termination of a lease, the resident is usually obligated to pay rent for the lesser of 60 days after he or she vacates the unit or until the unit is rented by another resident.

For the three and nine months ended September 30, 2006 and 2005, we generated resident fees of approximately $385.6 million and $208.4 million at $3,319 and $3,038 per unit/bed per month, and approximately $874.5 million and $574.9 million at $3,197 and $2,972 per unit/bed, respectively. The increases were attributable to increased rates at our existing facilities and integration of the recent acquisitions into our operations.

Entrance Fees.    At certain CCRC facilities, independent living residents pay an entrance fee upon moving into the facility in addition to a monthly fee. We currently have 10 CCRC facilities that charge entrance fees. We have three types of entrance fee arrangements, generally as described below.

At certain CCRC facilities, a portion of the entrance fee is generally non-refundable and a portion is refundable. The non-refundable portion of the fee is initially recorded as deferred revenue and amortized to revenue over the estimated stay of the resident in the facility. The refundable portion of the fee is generally refundable upon the resale of the unit, or in certain agreements upon resale of a comparable unit or a stated number of months after the resident vacates the unit and is classified as current liabilities. Based on market conditions and resident preferences we periodically review our entrance fee arrangements to determine the amount of the fee and the allocation between the refundable and non-refundable portions. In one facility the entrance fee is refundable to the resident pro rata over a 67-month period. Accordingly, the fee is amortized to revenue over 67 months.

At certain entrance fee communities, we maintain an entrance fee program known as the ‘‘partner plan’’ which allows the resident to participate in the increase in value of the resident’s unit. Under the partner plan, the entrance fee is refundable to the resident or the resident’s estate only upon the sale of the unit to a succeeding resident unless otherwise required by applicable state law. Typically, partner plan residents receive priority access to assisted living and skilled nursing service, but no discounted or other lifecare benefits. The resident shares in a specified percentage of any appreciation of the entrance fee paid by the succeeding resident.

For the three and nine months ended September 30, 2006 and 2005, we received $7.9 million and $2.0 million and $11.2 million and $3.2 million of entrance fees and refunded $3.5 million and $1.4 million and $4.5 million and $1.7 million, respectively. We had no entrance fees prior to April 2005.

Ancillary Service Program.    We offer a range of therapy, home health and wellness programs to our residents, primarily through our Innovative Senior Care programs, including our Care3 and Optimum Life service offerings. We also have contracts to provide these services to other senior living communities in our markets. We believe that having critical mass in a market through a network of communities is important for the success and growth of our ancillary service programs.

Management Fees.    Management fees are monthly fees that we collect from owners of facilities for which we are the manager. Management fees typically range from 2.8% to 5.0% of the facility’s total gross revenues. All management fees are recognized as revenues when services are provided. For the three and nine months ended September 30, 2006 and 2005, we earned approximately $1.4 million and $0.9 million and $3.2 million and $2.7 million, respectively, in management fee revenue. Management fee revenues increased primarily due to the ARC Merger on July 25, 2006, (ARC managed 18 facilities) and termination fees of $0 and $0.6 million received in connection with the third party owner’s sale of 0 and nine facilities during the three and nine months ended September 30, 2006.

The terms of our management agreements generally range from one to 20 years and can be cancelled by the facility owners for cause, sale of the facility or upon 30 to 60 days notice at renewal.

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

As a new public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company related to corporate governance, Securities and Exchange Commission, or SEC, reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In particular, we expect to continue to incur significant incremental expenses associated with Sarbanes-Oxley Section 404 compliance documentation and remediation. In addition, as a New York Stock Exchange-listed company, we were required to establish an internal audit function, and did so, on an outsourced basis. As a result, we will continue to incur additional cost associated with this function. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. We expect to fund these additional costs using cash flows from operations and from financing activities and additional indebtedness, including availability under our expected lines of credit.

As of September 30, 2006, our facilities were 91.4% occupied. We expect to maintain and increase these occupancy levels due to the projected demand for senior living services; however, there can be no assurance that we will maintain or increase this occupancy level or the resident fees we charge for our services. Due to the stable nature of our portfolio, we do not expect to add significant personnel to our facilities as occupancy increases; however, we are subject to wage and benefit cost increases as we strive to attract and retain skilled management and staff at our facilities. In addition, we are subject to increases in other operating expenses such as real estate taxes, as the taxing authorities are under increasing pressure to raise revenues; utilities, as a result of the recent oil shortages and supply problems; and insurance costs.

General and administrative costs have increased primarily due to the increase in the number of facilities we own, lease and manage. During 2005, we purchased the Fortress CCRC Portfolio (eight facilities with 3,238 units/beds of which 817 are resident-owned cottages managed by us; we sold two of these facilities in the third quarter of 2005, one of which we continued to manage through January 2006), we purchased the Prudential Portfolio (nine facilities with 1,261 units/beds), we purchased the Chambrel Portfolio (six facilities with 1,394/beds) from Capstead that we previously leased, we purchased the Merrill Gardens Portfolio (four facilities with 187 units/beds), and we purchased the Omega Portfolio (six facilities with 237 units/beds) that we previously leased. During 2006 through the date of this report, we purchased two facilities with 114 units/beds from Orlando Madison Ivy, LLC, we purchased the Wellington Portfolio (17 facilities with 852 units/beds), we purchased the Liberty Owned Portfolio (seven facilities with 1,021 units/beds), we purchased the SALI Portfolio (41 facilities with 2,887 units/beds), we purchased the AEW Portfolio (six facilities with 1,025 units/beds), we purchased the Southland Portfolio (four facilities with 262 units/beds), we purchased the AEW-New Jersey Portfolio (two facilities with 193 units/beds), we purchased ARC (83 facilities with 15,937 units) and we purchased the Liberty II Portfolio (10 facilities with 852 units). These acquisitions, excluding the Capstead and Omega acquisitions, required us to add additional corporate staff to oversee these facilities, and we expect to incur similar incremental and general and administrative costs in the future as we acquire additional senior housing facilities.

Historically we have leased facilities under long-term leases. We generally intend to finance our future acquisitions primarily through a combination of traditional mortgage debt and equity and to reduce our use of sale-leaseback transactions. As a result, we generally expect the overall percentage of our revenues derived from our leased portfolio to decline. From a business standpoint, there is no fundamental difference in the way we manage the operations of our leased versus owned facilities, while from a financial standpoint, financing future acquisitions with traditional mortgage financing and equity is expected to generate more cash flow to distribute to our stockholders and the opportunity to generate additional proceeds from future refinancing opportunities.

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

Effect of the American Retirement Corporation Transaction

On July 25, 2006, we completed the acquisition of American Retirement Corporation, or ARC. We refer to this transaction as the ‘‘ARC Merger’’. Upon consummation of the ARC Merger, we became the largest operator of senior living facilities in the United States based on total capacity with over 540 facilities in 35 states and have the ability to serve over 51,000 residents.

We accounted for the acquisition of ARC common stock as a purchase and hence recorded the assets and liabilities on our balance sheet at fair value. We will depreciate and amortize these tangible and intangible assets over the shorter of their estimated useful lives or lease terms, which we expect to be similar to the current estimated useful lives of our existing tangible and intangible assets. As a result, depreciation and amortization will increase significantly.

The ARC Merger is significantly larger than any acquisition that we have completed since the completion of our initial public offering in November 2005. ARC owns or leases and operates 83 senior living facilities in 19 states, with a unit capacity of approximately 15,937 unit/beds. Integrating these facilities into our current operations has and will continue to be a significant undertaking, as our resident capacity will be increased by nearly 50%. We entered into employment agreements, which took effect at the closing of the ARC Merger on July 25, 2006, with W.E. Sheriff, ARC's Chief Executive Officer, and the following other executive officers of ARC: Gregory B. Richard, George T. Hicks, Bryan D. Richardson, H. Todd Kaestner, and James T. Money, regarding their continued service with us following the consummation of the ARC Merger. Mr. Sheriff became our Co-Chief Executive Officer. Following the ARC Merger, we maintain an executive office in Nashville, Tennessee, and added over 10,800 employees, all of which have added and will continue to add significant costs. We will also incur a substantial amount of non-recurring integration costs with respect to the ARC Merger transaction that will be expensed primarily over the remainder of 2006 and 2007.

As a result of the increased depreciation and amortization, additional general and administrative expenses, integration costs, lease expense and interest expense that we expect to continue to incur following consummation of the ARC Merger, we expect to generate net losses under generally accepted accounting principles (United States).

Simultaneously with entering into the ARC Merger Agreement, in order to finance the ARC Merger, we entered into an Investment Agreement, or the Investment Agreement, with RIC Coinvestment Fund LP, or the Investor, a fund managed by an affiliate of Fortress. Under the terms of the Investment Agreement, the Investor committed to purchase from us, at and simultaneously with the closing of the ARC Merger, up to $1.3 billion of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million and on July 25, 2006, issued Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million. We used a portion of the net proceeds from our follow-on equity offering together with the proceeds we received from the Investor pursuant to the Investment Agreement to consummate the ARC Merger on July 25, 2006.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of the Prudential Portfolio (effective June/July 2005), the Merrill Gardens Portfolio (effective November 2005), the Omega and Chambrel Portfolios (effective December 2005), two facilities in Orlando, Florida (effective February 2006), the Liberty Owned Portfolio (effective March and July 2006), the Wellington Portfolio (effective March 2006), the SALI Portfolio (effective April 2006), the AEW Portfolio and AEW-New Jersey Portfolio (effective April/June 2006), the Southland Portfolio (effective May 2006), ARC (effective July 2006) and the Liberty II Portfolio (effective July 2006) into our operations. We completed our formation transaction on September 30, 2005. Results prior to that date represent the combined operations of BLC, Alterra, the Fortress CCRC Portfolio and the Prudential Portfolio (together, the ‘‘Brookdale Facility Group’’):

	Three Months Ended September 30, ($ in 000’s)				Nine Months ended September 30, ($ in 000’s)
	2006	2005	Increase (Decrease)	% Increase (Decrease)	2006		2005	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees:
Retirement Centers:
Less than 20% operating margin	$18,096	$12,776	$5,320	41.6%	$35,022		$29,903	$5,119	17.1%
20% – 40% operating margin	86,506	41,659	44,847	107.7%	169,754		102,269	67,485	66.0%
Greater than 40% operating margin	100,452	47,426	53,026	111.8%	229,069		129,228	99,841	77.3%
Total Retirement Centers	205,054	101,861	103,193	101.3%	433,845		261,400	172,445	66.0%
Assisted Living Facilities:
Less than 20% operating margin	13,198	11,919	1,279	10.7%	32,090		38,773	(6,683)	(17.2%)
20% – 40% operating margin	93,594	56,824	36,770	64.7%	194,352		153,973	40,379	26.2%
Greater than 40% operating margin	73,771	37,789	35,982	95.2%	214,208		120,709	93,499	77.5%
Total Assisted Living Facilities	180,563	106,532	74,031	69.5%	440,650		313,455	127,195	40.6%
Total resident fees	385,617	208,393	177,224	85.0%	874,495		574,855	299,640	52.1%
Management fees	1,426	859	567	66.0%	3,158		2,675	483	18.1%
Total revenue	387,043	209,252	177,791	85.0%	877,653		577,530	300,123	52.0%
Expenses
Facility operating:
Retirement Centers:
Less than 20% operating margin	16,185	11,074	5,111	46.2%	30,624		26,176	4,448	17.0%
20% – 40% operating margin	60,968	28,634	32,334	112.9%	119,689		69,778	49,911	71.5%
Greater than 40% operating margin	52,796	24,514	28,282	115.4%	117,787		65,423	52,364	80.0%
Total	129,949	64,222	65,727	102.3%	268,100		161,377	106,723	66.1%
Assisted Living Facilities:
Less than 20% operating margin	11,863	10,260	1,603	15.6%	28,682		34,999	(6,317)	(18.0%)
20% – 40% operating margin	62,909	38,007	24,902	65.5%	131,214		104,190	27,024	25.9%
Greater than 40% operating margin	40,471	21,078	19,393	92.0%	115,422		66,216	49,206	74.3%
Total	115,243	69,345	45,898	66.2%	275,318		205,405	69,913	34.0%
Total facility operating expenses	245,192	133,567	111,625	83.6%	543,418		366,782	176,636	48.2%
Lease expense	63,623	47,259	16,364	34.6%	155,980		140,852	15,128	10.7%
General and administrative	29,248	31,025	(1,777)	(5.7%)	73,458		54,006	19,452	36.0%
Depreciation and amortization	60,883	13,794	47,089	341.4%	114,129		28,039	86,090	307.0%
Total operating expenses	398,946	225,645	173,301	76.8%	886,985		589,679	297,306	50.4%
Loss from operations	(11,903)	(16,393)	4,490	27.4%	(9,332)		(12,149)	2,817	23.2%
Interest income	2,032	824	1,208	146.6%	3,709		2,200	1,509	68.6%
Interest expense:
Debt	(29,287)	(13,126)	(16,161)	(123.1%)	(68,521)		(33,439)	(35,082)	(104.9%)
Amortization of deferred financing costs	(1,141)	(1,263)	122	9.7%	(3,179	)_	(2,822)	(357)	(12.7%)
Change in fair value of derivatives	(1,840)	(67)	(1,773)	(2,646.3%)	(1,422)		4,080	(5,502)	(134.9%)
Loss on extinguishment of debt	(1,414)	—	(1,414)	0.0%	(2,748)		(453)	(2,295)	(506.6%)
Equity in loss of unconsolidated ventures, net of minority interests	(1,649)	(196)	(1,453)	(741.3%)	(2,286)		(641)	(1,645)	(256.6%)
Loss before income taxes	(45,202)	(30,221)	(14,981)	(49.6%)	(83,779)		(43,224)	(40,555)	(93.8%)
Benefit for income taxes	14,146	432	13,714	3,174.5%	13,487		247	13,240	5,360.3%
Loss before minority interest	(31,056)	(29,789)	(1,267)	(4.3%)	(70,292)		(42,977)	(27,315)	(63.6%)
Minority interest	(89)	11,104	(11,193)	(100.8%)	(438)		16,575	(17,013)	(102.6%)
Loss before discontinued operations	(31,145)	(18,685)	(12,460)	(66.7%)	(70,730)		(26,402)	(44,328)	(167.9%)
Discontinued operations	—	(205)	205	100.0%	—		(128)	128	100.0%
Net loss	$(31,145)	$(18,890)	$(12,255)	(64.9%)	$(70,730)		$(26,530)	$(44,200)	(166.6%)

	Three Months Ended September 30, ($ in 000’s)				Nine Months ended September 30, ($ in 000’s)
	2006	2005	Increase (Decrease)	% Increase (Decrease)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Number of facilities (at end of period)	545	380	165	43.4%	545	380	165	43.4%
Total units/beds operated(1)	51,090	30,048	21,042	70.0%	51,090	30,048	21,042	70.0%
Owned/leased facilities units/beds	46,566	26,618	19,948	74.9%	46,566	26,618	19,948	74.9%
Owned/leased facilities occupancy rate:
Period end	91.1%	88.9%	2.2%	2.5%	91.1%	88.9%	2.2%	2.5%
Weighted average	91.1%	88.7%	2.4%	2.7%	90.3%	88.5%	1.8%	2.0%
Average monthly revenue per unit/beds(2)	$3,319	$3,038	$281	9.2%	$3,197	$2,972	$225	7.6%
Selected Segment Operating and Other Data
Retirement Centers (IL/CCRC):
Number of Facilities (period end)	113	64	49	76.6%	113	64	49	76.6%
Total Units/beds	24,756	13,554	11,202	82.6%	24,756	13,554	11,202	82.6%
Occupancy Rate:
Period end	91.6%	90.3%	1.3%	1.4%	91.6%	90.3%	1.3%	1.4%
Weighted average	91.7%	90.2%	1.5%	1.7%	91.1%	91.1%	0.0%	0.0%
Average monthly rate per unit/bed(2)	$3,441	$2,958	$483	16.3%	$3,248	$2,857	$391	13.7%
Assisted Living Facilities:
Number of Facilities (period end)	408	299	109	36.5%	408	299	109	36.5%
Total Units/beds	21,810	13,064	8,746	66.9%	21,810	13,064	8,746	66.9%
Occupancy Rate
Period end	90.6%	87.5%	3.1%	3.5%	90.6%	87.5%	3.1%	3.5%
Weighted average	90.5%	87.2%	3.3%	3.8%	89.6%	86.7%	2.9%	3.3%
Average monthly rate per unit/bed(2)	$3,193	$3,117	$76	2.4%	$3,150	$3,076	$74	2.4%
Managed:
Number of Facilities (period end)	24	17	7	41.2%	24	17	7	41.2%
Total Units/beds	4,524	3,430	1,094	31.9%	4,524	3,430	1,094	31.9%
Occupancy Rate:
Period end	92.0%	89.9%	2.1%	2.3%	92.0%	89.9%	2.1%	2.3%
Weighted average	92.1%	89.2%	2.9%	3.3%	92.4%	89.7%	2.7%	3.0%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues divided by occupied units/beds at the end of the period averaged over the respective period presented.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Revenues

Total revenues increased primarily due to increased resident fees of approximately $177.2 million, or 85.0% and an increase in management fees of $0.6 million, or 66.0%.

Resident fee revenue

Resident fee revenues increased by approximately $17.4 million, or 8.4%, at the 362 facilities we operated during both periods. The remaining increase in resident fee revenue was primarily due to the addition of the Fortress CCRC Portfolio (effective April 2005), the Prudential Portfolio (effective June/July 2006), the Merrill Gardens Portfolio (effective December 2005), two facilities located in Orlando, Florida (effective February 2006), the Liberty Owned Portfolio (effective March 2006), the Wellington Portfolio (effective March 2006), the AEW Portfolio (effective April/June 2006), the Southland Portfolio (effective May 2006), the AEW-New Jersey Portfolio (effective June 2006), ARC (effective July 2006) and Liberty II Portfolio (effective July 2006) into our operations.

Retirement Centers revenues increased $103.2 million, or 101.3%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Liberty Owned Portfolio, the AEW Portfolio and ARC into our operations effective. The ARC and Prudential Portfolios had higher average monthly rates which were partially offset by the Fortress CCRC Portfolio’s average rate as the independent living units/beds at three facilities charge an entrance fee which is deferred and amortized over the expected stay of the resident.

Assisted Living Facilities revenues increased $74.0 million, or 69.5%, primarily due to the addition of the Merrill Gardens Portfolio, the Wellington Portfolio, the SALI Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, ARC and Liberty II into our operations.

Management fee revenue

Management fee revenue increased over this period primarily due to 18 facilities managed by ARC partially offset by the third party owners’ sale of 10 facilities since September 30, 2005.

Operating Expenses

The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $111.6 million, or 83.6%; (ii) general and administrative expenses decreased $1.8 million, or 5.7%; and (iii) depreciation and amortization expenses increased $47.1 million, or 341.4% and an increase in lease expense of $16.4 million, or 34.6%.

Explanations of significant variances noted in individual line-item expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 are as follows:

•	Of our increased facility operating expenses, $5.9 million, or 4.5% of the increase was attributable to the 362 facilities we operated during both periods. The remaining increase was primarily due to the addition of the Merrill Gardens Portfolio, two facilities in Orlando, Florida, the Wellington Portfolio, the Liberty Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, ARC and the Liberty II Portfolio into our operations.

Retirement Centers operating expenses increased $65.7 million, or 102.3%, primarily due to the addition of the Prudential Portfolio, the Liberty Owned Portfolio, the AEW Portfolio and ARC into our operations. The balance was primarily due to increased utilities and in salaries, wages and benefits partially offset by reduction in insurance and food costs for each facility as a result of our increased purchasing volume.

Assisted Living Facilities operating expenses increased $45.9 million, or 66.2%, primarily due to the addition of Merrill Gardens Portfolio, the Wellington Portfolio, the SALI Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, ARC and Liberty II Portfolio into our operations and increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents partially offset by reduction in insurance and food costs for each facility as a result of our increased purchasing volume.

•	General and administrative expenses decreased $1.8 million, or 5.7%, primarily as a result of a decrease of $5.3 million in non-cash compensation expense and a decrease of $5.3 million in merger and integration costs subsequent to our formation in September 2005, partially offset by the acquisition of ARC, an increase in salaries, wages and benefits, an increase in the number of employees in anticipation of and in connection with the acquisitions, higher professional fees and related costs as a public company. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 4.8% and 4.8% for the three months ended September 30, 2006 and 2005, respectively, calculated as follows:

	Three Months Ended September 30,
	2006	2005
Resident revenues	$385,617	$208,393
Resident revenues under management	24,907	20,162
Total	$410,524	$228,555
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $9.4 million and $20.0 million in 2006 and 2005, respectively)	$19,846	$11,006
General and administrative expenses as of % of total revenues	4.8%	4.8%

•	Lease expense increased by $16.4 million, or 34.6%, primarily due to the ARC Merger, SALI Portfolio, and the Liberty II Portfolio, partially offset by the acquisition of the Omega and Chambrel Portfolios in December 2005 which were previously leased by us partially offset by annual increases in our existing leases and payments to lessors related to increased revenues and includes $6.1 million of additional straight-line rent expense, partially offset by $1.1 million of additional deferred gain amortization.

•	Total depreciation and amortization expense increased by $47.1 million, or 341.4%, primarily due to the step-up in minority interest recorded in connection with the initial public offering, the ARC Merger and other acquisitions, and increased capital expenditures and leasehold improvements.

•	Interest income increased $1.2 million, or 146.6%, primarily due to an increase in cash and cash equivalents invested from cash flow from operations offset by cash used to fund acquisitions and pay dividends to shareholders.

•	Interest expense increased $17.8 million, or 123.2%, primarily due to additional debt in connection with our acquisitions, and amortization of deferred financing costs and the change in the fair value of derivatives from the three months ended September 30, 2006 and 2005.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Revenues

Total revenues increased primarily due to increased resident fees of approximately $299.6 million, or 52.1% and an increase in management fees of $0.5 million, or 18.1%.

Resident fee revenue

Resident fee revenue increased by approximately $40.1 million, or 7.6%, at the 348 facilities we operated during both periods. The remaining increase in resident fee revenue was primarily due to the addition of the Fortress CCRC Portfolio (effective April 2005), the Prudential Portfolio (effective June/July 2005), the Merrill Gardens Portfolio (effective December 2005), two facilities located in Orlando, Florida (effective February 2006), the Liberty Owned Portfolio (effective March and July 2006), the Wellington Portfolio (effective March 2006), the SALI Portfolio (effective April 2006), the AEW Portfolio (effective April/June 2006), the Southland Portfolio (effective May 2006), the AEW-New Jersey Portfolio (effective June 2006), ARC (effective July 2006) and the Liberty II Portfolio (effective July 2006) into our operations.

Retirement Centers revenue increased $172.4 million, or 66.0%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the AEW Portfolio and ARC into our operations. The ARC and Prudential Portfolios had higher average monthly rates which were partially offset by the Fortress CCRC Portfolio's average rate as the independent living units/beds at three facilities charge an entrance fee which is deferred and amortized over the expected stay of the resident.

Assisted Living Facilities' revenue increased $127.2 million, or 40.6%, primarily due to the addition of the Merrill Gardens Portfolio, the Wellington Portfolio, The SALI Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, ARC, and Liberty II Portfolio and a 3.3% increase in average occupancy and a 2.4% increase in average monthly rent per unit/bed.

Management fee revenue

Management fee revenue increased over this period primarily due to the inclusion of 18 facilities managed by ARC and the receipt of termination fees of $0.6 million partially offset by the third party owners' sale of 10 facilities since September 30, 2005 during the nine months ended September 30, 2006.

Operating Expenses

The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $176.6 million, or 48.2%; (ii) general and administrative expenses increased $19.5 million, or 36.0%; and (iii) depreciation and amortization expenses increased $86.1 million, or 307.0% and (iv) increase in lease expense of $15.1 million, or 10.7%.

Explanations of significant variances noted in individual line-item expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 are as follows:

•	Of our increased facility operating expenses, $8.3 million, or 2.5% of the increase was attributable to the 348 facilities we operated during both periods. The remaining increase was primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the Merrill Gardens Portfolio, the two facilities in Orlando, Florida, the Liberty Portfolio, the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, ARC and Liberty II Portfolio into our operations.

Retirement Centers operating expenses increased $106.7 million, or 66.1%, primarily due to the addition of the Fortress CCRC Portfolio, the Prudential Portfolio, the AEW Portfolio and ARC into our operations. The balance was primarily due to increases in utilities and salaries, wages and benefits partially offset by greater purchasing discounts for insurance and food costs.

Assisted Living Facilities operating expenses increased $69.9 million, or 34.0%, primarily due to the Merrill Gardens, the two facilities in Orlando, Florida, the Wellington Portfolio, the SALI Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, ARC and the Liberty II Portfolio into our operations and increased utilities and salaries, wages and benefits as a result of increased occupancy and level of care provided to residents partially offset by greater purchasing discounts for insurance and food costs.

•	General and administrative expenses increased $19.5 million, or 36.0%, primarily as a result of the ARC acquisition and an increase in salaries, wages and benefits, an increase in the number of employees in anticipation of and in connection with the acquisitions and higher professional fees and related costs as a public company. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 5.5% and 5.3% for the nine months ended September 30, 2006 and 2005, respectively, calculated as follows:

	Nine months ended September 30,
	2006	2005
	($ in 000's)
Resident fee revenues	$874,495	$574,855
Resident fee revenues under management	41,335	57,815
Total	$915,830	$632,670
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $22.9 million and $20.3 million in 2006 and 2005, respectively)	$50,587	$33,754
General and administrative expenses as of % of total revenues	5.5%	5.3%

•	Lease expense increased by $15.1 million, or 10.7%, primarily due to the acquisition of the Wellington Portfolio, the SALI Portfolio, ARC and the Liberty II Portfolio, partially offset by the acquisition of the Omega and Chambrel Portfolios in December 2005 which were previously leased by us, scheduled annual increases in our existing leases and increased payments to certain lessors due to increased revenues for the leased facilities and includes $16.6 million of additional straight-line rent expense, partially offset by $3.3 million of additional deferred gain amortization.

•	Total depreciation and amortization expense increased by $86.1 million, or 307.0%, primarily due to the step-up in minority interest recorded in connection with the initial public offering, ARC Merger and other acquisitions, and increased capital expenditures and leasehold improvements.

•	Interest income increased $1.5 million, or 68.6%, primarily due to an increase in cash and cash equivalents invested from our initial public offering and cash flow from operations offset by cash used to fund acquisitions and pay dividends.

•	Interest expense increased $40.9 million, or 127.2%, primarily due to additional debt in connection with our acquisitions and the change in the fair value of derivatives from the nine months ended September 30, 2006 and 2005.

Liquidity and Capital Resources

We had $100.3 million of cash and cash equivalents at September 30, 2006, excluding cash and investments- restricted and lease security deposits of $127.0 million. In addition, we had $20 million available under our revolving credit agreement. On July 25, 2006, we repaid the $195.0 million outstanding and terminated the term loan portion of the credit agreement.

As discussed below, we had a net increase in cash and cash equivalents of $22.6 million for the nine months ended September 30, 2006.

Net cash provided by operating activities was $53.7 million and $7.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increase of $45.9 million was primarily due to the ARC Merger and other acquisitions and the decrease in lease expense as a result of the acquisition of the Omega and Chambrel Portfolios, which we previously leased, acquired in the fourth quarter of 2005. Changes in current assets and current liabilities primarily relate to the timing of collections of resident fees and payment of operating expenses, including salaries and wages, real estate taxes and insurance.

Net cash used in investing activities was $(1,820.6) million and $(481.8) million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 we used approximately $600 million to purchase two facilities in Orlando, Florida, the Liberty Owned Portfolio and the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio,

the Southland Portfolio and the AEW-New Jersey Portfolio, approximately $1,200 million to purchase ARC (net of liabilities and cash assumed), and $39.6 million to fund capital improvements at our existing facilities.

Net cash provided by financing activities was $1,789.5 million and $446.9 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, we received $1,353.9 million from the issuance of common stock, $954.2 million of net proceeds from debt primarily as a result of the debt incurred in connection with our acquisitions and draws on our line of credit to fund a portion of the equity required for these acquisitions, partially offset by the repayment of $436.6 million of debt and draws on our line of credit and payments of $62.9 million in dividends and financing costs of $19.0 million.

To date we have financed our operations primarily with cash generated from operations, both short- and long-term borrowings, equity offerings and draws from our line of credit.

At September 30, 2006, we had $1,724.2 million of debt outstanding at a weighted-average interest rate of 6.98%, of which $50.0 million was due in the next 12 months of which $10.6 million is related to three limited partnerships consolidated pursuant to EITF 04-5.

In addition, in February 2006 we entered into a $330 million credit agreement, as amended in May 2006 and June 2006, consisting of a $250 million term loan, a $20.0 million revolving loan, and a $60.0 million letters of credit commitment of which $59.4 million of letters of credit have been issued as of September 30, 2006. On July 25, 2006, we repaid the $195.0 million outstanding under the term loan and terminated the $250.0 million term loan portion of credit agreement.

At September 30, 2006, we had $253.1 million of negative working capital, which includes the classification of $199.9 million of entrance fees and $18.3 million in tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. We expect that any entrance fee liabilities due within the next twelve months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $6.7 million of cash for the nine months ended September 30, 2006.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from, working capital, general and administrative costs, debt service and lease payments, acquisition costs, employee compensation and related benefits, capital improvements and dividend payments. In the past, we have met our cash requirements for operations using cash flows from operating revenues, the receipt of resident fees and the receipt of management fees from third-party-managed facilities. In addition to using cash flows from operating revenues, we use available funds from our indebtedness and long-term leasing of our facilities to meet our cash obligations. For the three months ended September 30, 2006, approximately 92% of our resident fee revenues are generated from private pay residents with approximately 8% of our resident fee revenues coming from reimbursement programs such as Medicare and Medicaid. The primary use of our cash is for operating costs, which includes debt service and lease payments and capital expenditures and for dividend payments.

We currently estimate that our existing cash flows from operations, together with existing working capital, asset sales and the credit facility will be sufficient to fund our short-term liquidity needs. In addition to normal recurring capital expenditures, net of reimbursements, we expect to spend net of amounts spent previously, approximately $9.5 million for major improvements at the six Fortress CCRC Portfolio facilities and several existing Alterra facilities that we own and $25.1 million in equity for nine developments. The source of these funds is cash on hand and cash generated from operations and financings. There can be no assurance that financing or refinancing will be available to us or available on acceptable terms.

We expect to continue to fund the growth of our business through cash flows from operations and cash flows from financing activities, such as equity offerings, and through the incurrence of additional indebtedness or leasing arrangements. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business. We may incur additional indebtedness or lease financing to fund such acquisitions. In addition, we may incur additional indebtedness or lease financing to fund future dividends.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our ability to acquire new facilities, general economic conditions and the cost of capital.

Cash Flows

We had cash and cash equivalents of $100.3 million and $59.8 million at September 30, 2006 and September 30, 2005, respectively. These amounts exclude cash and investments-restricted and lease security deposits totaling $127.0 million and $94.9 million, respectively, escrowed pursuant to the terms of our indebtedness, leases, residency agreements and insurance programs. Restricted cash amounts are generally available to pay real estate taxes and insurance premiums, reimbursements of capital improvements and refundable tenant security deposits, and to collateralize our debt, lease and self-insured retention obligations.

The increase in cash and cash equivalents at September 30, 2006 as compared to September 30, 2005 was primarily due to the following:

•	Net cash provided by operating activities for the nine months ended September 30, 2006 totaled approximately $53.7 million, compared to approximately $7.8 million for the nine months ended September 30, 2005, primarily due to recent acquisitions and decreased facility lease expense related to the Chambrel and Omega acquisitions as these were previously leased by us;

•	Net cash used in investing activities for the nine months ended September 30, 2006 totaled approximately $(1,820.6) million, compared to approximately $(481.8) million for the nine months ended September 30, 2005, primarily due to the 2006 purchase of two facilities in Orlando, Florida, the Liberty Owned Portfolio, the Wellington Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio and ARC, and additions to property, plant and equipment and partially offset by the release of cash from cash and investments-restricted; and

•	Net cash provided by financing activities for the nine months ended September 30, 2006 totaled approximately $1,789.5 million, compared to approximately $446.9 million for the nine months ended September 30, 2005, primarily due to the issuance of common stock and the receipt of net proceeds from debt primarily as a result of the debt incurred in connection with the purchase of the Orlando, Florida facilities, the Liberty Owned Portfolio, the Wellington Portfolio, the AEW Portfolio, the Southland Portfolio and the AEW-New Jersey Portfolio partially offset by the repayment of line of credit and payment of dividends.

Credit Facility

On February 10, 2006, we entered into a $330.0 million credit agreement as amended on May 10, 2006 and June 29, 2006, consisting of a $250.0 million term loan, a $20.0 million revolving loan and a $60.0 million letters of credit commitment, with the several lenders from time to time parties thereto, Lehman Brothers Inc., as lead arranger, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., and LaSalle Bank National Association, as co-arrangers, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent. On July 25,

2006, we repaid the $195.0 million outstanding under the term loan portion and terminated the term loan portion of the credit agreement. Concurrent with the new credit agreement we terminated our existing line of credit.

In connection with the credit agreement, we and certain of our subsidiaries (the ‘‘Guarantors’’) made a Guarantee and Pledge Agreement (the ‘‘Guarantee and Pledge Agreement’’) in favor of Lehman Commercial Paper Inc., as administrative agent for the banks and other financial institutions from time to time parties to the new credit agreement, pursuant to which certain of the Guarantors guarantee the prompt and complete payment and performance when due by us of our obligations under the New Credit Facility and certain of the Guarantors pledge certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the new credit agreement and under the guarantee. The pledged assets include, among other things, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing, all supporting obligations in respect of any of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing.

At our option, the credit agreement bears interest at either (i) the greater of (a) the prime lending rate as set forth on the British Banking Association Telerate Page 5 plus a margin of 0.50% and (b) the Federal Funds Effective Rate plus ½ of 1% plus a margin of 0.50%, or (ii) the Eurodollar rate plus a margin of 1.50%. In connection with the revolving loan and the letters of credit commitment, we will pay a commitment fee of 0.25% per annum on the average daily amount of undrawn funds.

The credit agreement contains typical representations and covenants for loans of this type. A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments and loans under the credit agreement and all other amounts owing under the credit agreement and other loan documents to become immediately due and payable.

As of September 30, 2006, we have drawn $0 on the revolving loan. In addition $59.4 million of letters of credit have been issued under the letter of credit commitment.

Contractual Commitments

The following table presents a summary of our material indebtedness, lease and other contractual commitments, as of September 30, 2006.

		For the Twelve Months Ended September 30,
	Total	2007	2008	2009	2010	2011	Thereafter
	($ in 000’s)
Contractual Obligations:
Long-term debt(1)	$1,815,069	$135,229	$184,265	$355,174	$172,002	$266,677	$701,722
Capital lease obligations(1)	544,669	42,072	43,261	44,298	45,527	46,807	322,704
Operating lease obligations(2)	3,602,955	259,484	264,484	270,648	277,558	283,801	2,246,980
Purchase obligations(3)	1,387	881	426	80	—	—	—
Refundable entrance fee obligation(4)	78,246	13,041	13,041	13,041	13,041	13,041	13,041
Total contractual obligations	6,042,326	450,707	505,477	683,241	508,128	610,326	3,284,447
Notes Receivable and related interest on contractual obligations, net(5)	(72,612)	(2,712)	(2,715)	(3,401)	(15,214)	(7,797)	(40,773)
Contractual obligations, net	$5,969,714	$447,995	$502,762	$679,840	$492,914	$602,529	$3,243,674
Guarantee(6)	$17,668	$8,656	$391	$423	$458	$496	$7,244
Construction commitments	25,050	8,034	15,502	1,514	—	—	—
Additional cash funding requests(7)	26,250	—	—	26,250	—	—	—
Total Commercial commitments	$68,968	$16,690	$15,893	$28,187	$458	$496	$7,244

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the September 30, 2006 rate.

(2)	Reflects future cash payments after giving effect to lease escalators and assumes payments on variable rate instruments at the September 30, 2006 rate.

(3)	Represents minimum purchase commitments pursuant to contracts with suppliers.

(4)	Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resale of entrance fee units each year completely offset refunds paid and generate excess cash to us.

(5)	A portion of the lease payments is repaid to us as interest income on a note receivable from the lessor.

(6)	The mortgage debt was guaranteed related to a retirement center under a long-term operating lease agreement as well as certain other communities through which we have a joint venture interest.

(7)	We have committed to fund the construction of the free-standing assisted living community for an unrelated non-profit entry. We will finance this commitment through internal sources and a $26.3 million construction loan from a commercial bank.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of September 30, 2006 and December 31, 2005, our outstanding property-specific debt was approximately $1,724.2 million, and $754.3 million, respectively. The increase from December 31, 2005 to September 30, 2006 was primarily due to debt incurred or assumed to fund the acquisitions of the two facilities in Orlando, Florida, the Wellington Portfolio, the Liberty Owned Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio and the ARC Merger, additional $12.0 million financing secured by five facilities in the Chambrel Portfolio, and inclusion of the debt associated with three limited partnerships consolidated pursuant to EITF 04-5. The increase is partially offset by scheduled principal payments.

We had an unsecured line of credit of $330.0 million at September 30, 2006, of which $60.0 million was restricted for certain letters of credit and $20.0 million for working capital. The balance consists of a $250.0 term loan to fund the equity portion of our acquisitions. As of September 30, 2006, we had issued $59.4 million of letters of credit. On July 25, 2006, we repaid the $195.0 million outstanding under the term loan portion of the credit agreement and terminated the term loan portion of the commitment.

On March 30, 2005, we refinanced the construction loans secured by five facilities with new construction loans in the aggregate amount of $182.0 million, bearing interest at 30-day LIBOR plus 3.05% to 5.60% (with a weighted average of 3.50%), payable in monthly installments of interest only through the maturity of April 1, 2008. Upon completion of our initial public offering, we repaid $32.0 million of this loan that bore interest at LIBOR plus 5.60%. The remaining loan bears interest at LIBOR plus 3.05%. These loans were refinanced on July 14, 2006 at an interest rate of LIBOR plus .88%, payable interest only until August 2011 and principal and interest thereafter until maturity in August 2013. The loans are also secured by a partial guaranty of BLC.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and a portion of our lease security deposits with $30.0 million and $39.5 million, of restricted cash and letters of credit, respectively, at September 30, 2006.

As of September 30, 2006, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

Long-term Leases

We have historically financed our acquisitions and current portfolio with a combination of mortgage financing and long-term leases. Our strategy going forward is generally to finance acquisitions through traditional mortgage financing of up to 65% of the cost of a facility, with the balance in the form of our equity. The source of equity is expected to be from current cash and cash equivalents, cash generated from operations, lines of credit, refinancing of our existing facilities, joint ventures or additional equity offerings.

As of September 30, 2006, we have 391 facilities under long-term leases. The leased facilities are generally fixed rate leases with annual escalators that are either fixed or tied to the consumer price index.

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

As of September 30, 2006, the Brookdale Provident leases contain $104.3 million of variable rate mortgages, which includes $80.0 million of floating-rate tax-exempt debt that is credit enhanced by Freddie Mac. The payments under the lease are capped pursuant to the terms of the lease and are subject to interest rate caps purchased by the lessor with a weighted-average rate of 6.39%. $24.2 million is hedged by an interest rate swap.

For the nine months ended September 30, 2006, our minimum annual lease payments for our capital and financing leases and operating leases was $16.8 million and $142.6 million, respectively. This amount excludes the straight-line rent expense associated with our annual escalators and the amortization of the deferred gains recognized in connection with the sale-leasebacks.

As of September 30, 2006, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge debt and lease coverage.

Hedging

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

In connection with the ARC Merger, ARC entered into two five-year forward interest rate swaps in the notional amounts of $85.0 million and $65.0 million, whereby we pay a fixed rate of 5.33% and 5.32%, respectively, and receive 30-day LIBOR from the counterparty. Additionally, prior to the ARC Merger, ARC had two swaps: a three-year forward interest rate swap with a notional amount of $13.0 million with a fixed rate of 4.995% and receive 30-day LIBOR from the counterparty and a nine-year amortizing interest rate swap with a notional amount of $35.7 million ($32.4 million balance at September 30, 2006) with a fixed rate of 6.87% and receive 30-day LIBOR from the counterparty.

At September 30, 2006, we had interest swaps with an aggregate notional amount of $1,007.4 million with average fixed rates of 4.91% and weighted average maturities of 5.25 years.

The following table summarizes our swap instruments at September 30, 2006 ($ in 000’s):

Current notional balance	$1,007,366
Highest possible notional	$1,007,366
Lowest interest rate	3.615%
Highest interest rate	6.87%
Average fixed rate	4.91%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average maturity	5.25 years
Estimated net liability fair value (included in other liabilities at September 30, 2006)	$(6,152)
Estimated net asset fair value (included in other assets at September 30, 2006)	$5,579

The effective portion of the change in fair value of our derivatives is recorded in other comprehensive income, net of tax, with the ineffective portion included in the change in fair value of derivatives in the statement of operations.

Impacts of Inflation

Resident fees for the facilities we own or lease and management fees from facilities we manage for third parties are our primary source of revenue. These revenues are affected by the amount of monthly resident fee rates and facility occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse affect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. At September 30, 2006, approximately $1,113.7 million of our indebtedness and lease payments bore interest at floating rates. We have mitigated $1,188.2 million of our exposure to floating rates by using $1,007.4 million of interest rate swaps and $180.9 million of interest rate caps under our debt and lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such debt.

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

Revenue Recognition and Assumptions at Entrance Fee Facilities

Our seven entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the nonrefundable portion of the residents' entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

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

Tax Valuation Allowance

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of September 30, 2006 and December 31, 2005, we had a valuation allowance against deferred tax assets of approximately $6.0 million and $47.5 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in either income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facility and certain other terms in the lease agreements. Facilities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For facilities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of the estimated useful life of the asset or term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as certain purchase options.

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

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $9.5 million and $3.0 million as of September 30, 2006 and December 31, 2005, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Approximately 8% of our resident and health care revenues for the three months ended September 30, 2006 were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from

Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-lived Assets, Goodwill, and Purchase Accounting

As of September 30, 2006 and December 31, 2005, our long-lived assets were comprised primarily of, $3,567.3 million and $1,408.7 million, respectively, of property, plant and equipment. In accounting for our long-lived assets other than goodwill, we apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to assets and liabilities based on their estimated fair values. Goodwill associated with the ARC Merger and our formation transactions was allocated to the carrying value of each facility and included in our application of the provisions of SFAS No. 142. We account for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2006 and December 31, 2005, we had $310.1 million and $65.6 million of goodwill, respectively.

Hedging

We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis or to hedge anticipated future financings. Amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. For effective cash flow hedges, changes in the fair value of the derivative will be recorded as an asset or liability with the offset recognized in accumulated other comprehensive income, net of tax. For effective cash flow hedges, settlement amounts paid or received in connection with settled or unwound interest rate swap agreements are deferred and recorded to accumulated other comprehensive income. All derivative instruments are recorded at fair value. Derivatives that do not qualify for hedge accounting are recorded at fair value through earnings.

Off-Balance Sheet Arrangements

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered VIEs as we do not possess a controlling financial interest. We do not believe these off-balance sheet arrangements have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	straight-line rent expense (income);

•	amortization of deferred gain

•	amortization of deferred entrance fees;

•	and non-cash compensation expense;

and including:

•	entrance fee receipts and refunds.

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

The calculation of Adjusted EBITDA includes merger, integration and certain other non-recurring expenses totaling $3.6 million and $10.2 million for the three and nine months ended September 30, 2006.

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months ended September 30,
	2006(1)	2005(1)	2006(1)	2005(1)
Net loss	$(31,145)	$(18,890)	$(70,730)	$(26,530)
Loss on discontinued operations	—	205	—	128
Minority interest	89	(11,104)	438	(16,575)
Provision for income taxes	(14,146)	(432)	(13,487)	(247)
Equity in loss of unconsolidated ventures	1,649	196	2,286	641
Loss on extinguishment of debt	1,414	—	2,748	453
Interest Expense:
Debt	21,201	10,802	51,694	26,564
Capitalized lease obligation	8,086	2,324	16,827	6,875
Amortization of deferred financing costs	1,141	1,263	3,179	2,822
Change in fair value of derivatives	1,840	67	1,422	(4,080)
Interest income	(2,032)	(824)	(3,709)	(2,200)
Loss from operations	(11,903)	(16,393)	(9,332)	(12,149)
Depreciation and amortization	60,883	13,794	114,129	28,039
Straight-line lease expense	6,124	5,882	16,622	17,857
Amortization of deferred gain	(1,086)	(2,201)	(3,259)	(6,786)
Amortization of entrance fees	(3,253)	(15)	(3,398)	(18)
Non-cash compensation expense	5,852	11,146	12,625	11,146
Entrance fee receipts	7,860	1,971	11,229	3,230
Entrance fee disbursements	(3,529)	(1,413)	(4,540)	(1,670)
Adjusted EBITDA	$60,948	$12,771	$134,076	$39,649

(1)	Includes merger, integration, and certain other non-recurring expenses totaling $3.6 million and $8.9 million and $10.2 million and $9.1 million for the three and nine months ended September 30, 2006 and 2005, respectively.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	non refundable entrance fees;

•	entrance fee refunds disbursed;

•	other; and

•	recurring capital expenditures.

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Cash From Facility Operations is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to pay dividends to stockholders, (iii) our ability to make regular recurring capital expenditures to maintain our facilities on a period-to-period basis and (iv) for planning purposes, including preparation of our annual budget. Our credit facility, which we entered into on February 10, 2006, as amended in May 2006 and June 2006 with Lehman Brothers Inc., LaSalle Bank National Association, Goldman Sachs Credit Partners L.P., and Citicorp North America, Inc. contains a concept similar to Cash From Facility Operations as part of a formula to calculate availability of borrowing under the credit facility. In addition, our operating leases and loan agreements generally contain provisions requiring us to make minimum annual capital expenditures. These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year. Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future. If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

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

The calculation of Cash From Facility Operations includes merger, integration and certain other non-recurring expenses of $3.6 million and $10.2 million for the three and nine months ended September 30, 2006.

The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months ended September 30,
	2006(1)	2005(1)	2006(1)	2005(1)
Net cash provided by operating activities	$30,438	$(581)	$53,677	$7,807
Changes in operating assets and liabilities	2,452	920	12,380	(257)
Refundable entrance fees received	4,144	1,544	6,900	2,530
Reimbursement of operating expenses	1,000	—	3,850	—
Entrance fee refunds disbursed	(3,529)	(1,413)	(4,540)	(1,670)
Recurring capital expenditures, net	(7,658)	(4,614)	(15,018)	(12,640)
Cash From Facility Operations	$26,847	$(4,144)	$57,249	$(4,230)

(1)	Includes merger, integration and certain other non-recurring expense totaling $3.6 million and $8.9 million and $10.2 million and $9.1 million for the three and nine months ended September 30, 2006 and 2005, respectively.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	facility lease expense;

•	general and administrative expense;

•	compensation expense;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages. The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP). For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4%-5% of operating revenue) and an annual capital reserve (generally $250-$450 per unit/bed). As of September 30, 2006, we are in compliance with the financial covenants of all of our debt and lease agreements. An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.

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

The table below shows the reconciliation of net income (loss) to Facility Operating Income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(31,145)	$(18,890)	$(70,730)	$(26,530)
Loss on discontinued operations	—	205	—	128
Minority interest	89	(11,104)	438	(16,575)
Benefit for income taxes	(14,146)	(432)	(13,487)	(247)
Equity in loss of unconsolidated ventures	1,649	196	2,286	641
Loss on extinguishment of debt	1,414	—	2,748	453
Interest expense:
Debt	21,201	10,802	51,694	26,564
Capitalized lease obligation	8,086	2,324	16,827	6,875
Amortization of deferred financing costs	1,141	1,263	3,179	2,822
Change in fair value of derivatives	1,840	67	1,422	(4,080)
Interest income	(2,032)	(824)	(3,709)	(2,200)
Loss from operations	(11,903)	(16,393)	(9,332)	(12,149)
Depreciation and amortization	60,883	13,794	114,129	28,039
Facility lease expense	63,623	47,259	155,980	140,852
General and administrative (including non-cash stock compensation expense)	29,248	31,025	73,458	54,006
Amortization of entrance fees(1)	(3,253)	(15)	(3,398)	(18)
Management fees	(1,426)	(859)	(3,158)	(2,675)
Facility operating income	$137,172	$74,811	$327,679	$208,055

(1)	Entrance fee sales, net of refunds paid, provided $4.3 million and $0.6 million, and $6.7 million and $1.6 million of cash for the three and nine months ended September 30, 2006 and 2005, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2006, we had approximately $341.9 million of long-term fixed rate debt, $1,009.4 million of long-term variable rate debt, and $372.9 million of capital lease obligations. As of September 30, 2006, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.98%.

We do not expect changes in interest rates to have a material effect on earnings or cash flows since 100% of our debt and lease payments either have fixed rates or variable rates that are subject to swap or interest agreements with major financial institutions to manage our risk.

The following table presents future principal payment obligations and weighted-average interest rates as of September 30, 2006 associated with long-term debt instruments.

	Weighted Average Interest Rate(1)		Expected Maturity Date – Year Ended September 30,
		Total	2007	2008	2009	2010	2011	Thereafter
Mortgage notes payable 2008 through 2013	6.73%	$491,749	$22,193	$34,499	$291,431	$13,990	$67,164	$62,472
Mortgage notes payable 2006 through 2037	9.12%	74,577	28	71,234	27	29	32	3,227
Mortgage notes payable through 2010	5.87%	105,756	—	—	1,401	104,355	—	—
Mortgage notes payable through 2012	5.38%	171,000	—	—	—	2,478	5,165	163,357
Mortgage notes payable 2006 through 2010	7.88%	19,701	10,634	164	166	2,541	6,196	—
Mortgage notes payable through 2012(3)	6.04%	225,000	—	—	—	—	—	225,000
Mortgage Notes payable through 2013	5.58%	150,000	—	—	—	—	150,000	—
Capital and financing lease obligation	9.36%	372,879	17,157	19,539	21,953	24,745	27,821	261,664
Mezzanine loan	(2)	12,739	—	—	—	—	—	12,739
Tax exempt and taxable bonds	4.63%	100,841	—	—	—	—	——	100,841
Total Debt	6.98%	$1,724,242	$50,012	$125,436	$314,978	$148,138	$256,378	$829,300

(1)	Variable rate debt reflected at the swapped rate.

(2)	Payable to the extent of all available net cash flow (as defined).

(3)	Debt related to limited partnership’s consolidated pursuant to EITF 04-5.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), as of the end of the period covered by this report. Our Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

See the section entitled ‘‘Legal Proceedings’’ in our Quarterly Report on Form 10-Q for the period ended June 30, 2006, which we filed with the SEC on August 14, 2006.

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

On June 28, 2006, Fortress informed us of the following:

Two affiliates of Fortress, FRIT Holdings LLC and FIT Holdings LLC entered into separate credit agreements, both dated June 28, 2006, with Deutsche Bank AG, London Branch, or Deutsche Bank, as Administrative Agent and sole lender. Pursuant to these credit agreements, the affiliates have received an aggregate commitment of approximately $1.43 billion from Deutsche Bank, and this amount has been secured by, among other things, a pledge by the borrowers and one other affiliate of Fortress of a total of 40,628,000 shares of our common stock owned by such affiliates. The 40,628,000 shares of common stock represent approximately 40.2% of our issued and outstanding common stock as of September 30, 2006.

The credit agreements contain customary default provisions and also require prepayment or cash-collateralization of a portion of the borrowings by the borrowers in the event the trading price of our common stock decreases below certain specified levels. In the event of a default under the credit agreement by the borrowers, Deutsche Bank may foreclose upon any and all shares of our common stock pledged to it. The borrowers have agreed in the credit agreements that if a shelf registration statement is not effective and usable for resale of any portion of the pledged common stock by Deutsche Bank (in the event of foreclosure) as of June 9, 2007, the applicable affiliate will prepay or cash-collateralize a related portion of the borrowings. We have also agreed in the credit agreements that if RIC or any of it's affiliates sell any shares of common stock received pursuant to the Investment Agreement the borrowers will prepay or cash-collateralize a related portion of the borrowings.

The sale of these pledged shares in the event of a default could have an adverse impact on the price our shares.

We are not a party to the credit agreements and have no obligations thereunder. Wesley R. Edens, the Chairman of our board of directors, owns an interest in Fortress and is the Chairman of its Management Committee.

Failure to successfully and efficiently integrate the facilities of ARC into our operations may adversely affect our operations and financial condition.

Our ability to successfully integrate the facilities of ARC in connection with the ARC Merger is uncertain. The ARC Merger is significantly larger than any acquisition we have completed since the completion of our initial public offering in November 2005. The purchase price of approximately $1.2 billion in cash represented more than ten times the amount of cash on our balance sheet at March 31, 2006. The integration of ARC’s 83 facilities into our operations will be a significant undertaking, as resident capacity will be increased by nearly 50%, and will require significant attention from our management team. The acquisition involves the integration of two companies that previously operated independently. This integration is a complex, costly, and time-consuming process and we cannot assure you that this process will be successful. In addition, we have made several assumptions regarding synergies for the combined company, many of which are dependent upon how successful we are in integrating the operation as the two companies. We have added over 10,800 additional employees to our operations, including a Co-Chief Executive Officer and five executive vice presidents, which has increased our labor costs. In addition, the integration of ARC into our operations will require significant one-time costs for tasks such as site visits and audits and may be difficult to execute. Additional integration challenges include, among other things:

•	retaining existing residents;

•	persuading employees of Brookdale and ARC that the business cultures are compatible; maintaining morale, and retaining and integrating key employees;

•	incorporating new facilities into our business operations;

•	integrating facilities from our recent acquisitions into our business operations simultaneously with the integration of ARC;

•	consolidating corporate and administrative functions;

•	coordinating sales and marketing functions; and

•	maintaining our standards, controls, procedures, and policies (including effective internal controls over financial reporting and disclosure controls and procedures.)

If we are not able to successfully overcome these integration challenges, we may not achieve the benefits we expect from the ARC Merger, and our business, financial condition and results of operations will be adversely affected.

We may encounter difficulties in acquiring facilities at attractive prices or integrating acquisitions other than the ARC Merger with our operations, which may adversely affect our operations and financial condition.

In addition to the ARC Merger, since the completion of our initial public offering in November 2005, as of the date of this report we have purchased or have entered into definitive agreements to purchase $807.8 million in senior housing assets, representing 105 facilities (which includes the acquisition of 12 facilities that we previously operated under long-term leases) with 9,020 units/beds. We will continue to target strategic acquisitions as opportunities arise. The process of integrating these and other acquired facilities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to achieve profitability and pay dividends to our stockholders. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire facilities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of facilities will not increase. Finally, when we are able to locate facilities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and will be subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. For the three months ended September 30, 2006, the Company derived approximately 8% of its revenues from Medicare and Medicaid. As of January 1, 2006, certain per person annual limits on Medicare reimbursement for therapy services became effective, subject to certain exceptions. These exceptions may be modified or may not be extended by Congress at a future date. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

Item 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    On July 25, 2006, pursuant to a previously executed Investment Agreement, the Company sold an aggregate of 17,600,867 shares of its common stock to RIC Coinvestment Fund LP, a Delaware limited partnership (the ‘‘Investor’’) and a fund managed by an affiliate of Fortress Investment Group LLC, our largest stockholder, for a cash price of $36.87 per share, resulting in approximately $650.0 million of gross proceeds to the Company. This issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale of these securities was used to partially fund the ARC Merger.

(b)    None.

(c)    None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

(a)    None.

(b)    None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2006, by and among Brookdale Senior Living Inc., Beta Merger Sub Corporation, and American Retirement Corporation* (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 12, 2006).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on March 31, 2006).
4.3	Amendment No. 1 to Stockholders Agreement, dated as of July 26, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC. (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2006).
10.1	Investment Agreement, dated as of May 12, 2006, by and among Brookdale Senior Living Inc. and RIC Coinvestment Fund LP* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2006).
10.2	Separation Agreement and General Release, dated September 15, 2006, between Brookdale Senior Living Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2006).
10.3	Separation Agreement and General Release, dated September 15, 2006, between Brookdale Senior Living Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 18, 2006).
10.4	Employment Agreement, dated September 25, 2006, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2006).

Exhibit No.	Description
10.5	Waiver, dated as of August 10, 2006. to the Credit Agreement dated as of February 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc, as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits omitted pursuant to Item 601(b) (2) of Reg. S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC (Registrant)
By:	/s/ R. Stanley Young
Name: R. Stanley Young
Title: Duly authorized officer and Chief Financial Officer
Date: November 14, 2006
By:	/s/ Bryan Richardson
Name: Bryan Richardson
Title: Duly authorized officer and Chief Accounting Officer
Date: November 14, 2006