Form 10-K
period 2006-12-31
Brookdale Senior Living Inc.
filed 2007-03-16
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes     No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $488.8 million. The market value calculation was determined using a per share price of $44.74, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 5, 2007, the number of shares of the registrant’s common stock outstanding was 101,306,148.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROOKDALE SENIOR LIVING INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our ability to deploy capital, close accretive transactions, close dispositions of underperforming facilities, close acquisitions under letters of intent, close the previously announced acquisition of two facilities located in Ohio and North Carolina, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, generate growth organically or through acquisitions, achieve operating efficiencies, expand our offering of ancillary services to additional facilities, expand existing facilities, secure financing and increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein) and add residents. Words such as ‘‘anticipate(s)’’, ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, our ability to integrate the facilities of American Retirement Corporation into our operations; our continued ability to acquire facilities at attractive prices which will generate returns consistent with expectations; the possibility that the facilities that we have recently acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of certain transactions will not be satisfied; our ability to close on facilities under non-binding letters of intent, which is generally less probable than closing on facilities under definitive agreements; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; a decrease in the overall demand for senior housing; general economic conditions and economic conditions in the markets in which we operate; downturns in the real estate markets in the regions where our facilities are located; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our residents; interest rate fluctuations; licensing risks; our failure to comply with federal, state and local laws and regulations; our failure to comply with environmental laws; the effect of future legislation or regulatory changes on our operations; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under ‘‘Risk Factors’’ included elsewhere in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.    BUSINESS

Overview

As of December 31, 2006, we are the largest operator of senior living facilities in the United States based on total capacity, with 546 facilities in 35 states and the ability to serve over 51,000 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. As of December 31, 2006, we operated four business segments in which we have 66 independent living facilities with 11,986 units/beds, 408 assisted living facilities with 20,974 units/beds, 48 retirement centers or continuing care retirement communities (CCRCs), with 13,763 units/beds and 24 facilities with 4,548 units/beds where we provide management services for third parties and affiliates. The majority of our units/beds are located in campus settings or facilities containing multiple services, including CCRCs. As of December 31, 2006, our facilities were 91.4% occupied. We generate over 92% of our revenues from private pay customers. In addition, we control all financial and operational decisions regarding our owned and leased facilities. We believe we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. For the year ended December 31, 2006, 34.7% of our revenues were generated from owned facilities, 64.9% from leased facilities and 0.4% from management fees from facilities we operate on behalf of third parties and affiliates.

We were formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra. BLC and Alterra had been operating independently since 1986 and 1981, respectively. Since December 2003, BLC and Alterra were under the common control of Fortress Investment Group (‘‘Fortress’’ or ‘‘FIG’’). Funds managed by affiliates of Fortress beneficially own 61,007,867 shares, or approximately 60%, of our common stock as of December 31, 2006. On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we completed a follow-on equity offering in connection with the acquisition of American Retirement Corporation, or ARC, which had been operating independently since 1978. On July 25, 2006, pursuant to a previously executed Investment Agreement, we sold shares of our common stock to RIC Coinvestment Fund LP, which is a fund managed by an affiliate of Fortress. The proceeds from the sale were used to partially fund the acquisition of ARC.

We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; (iii) expansion of our ancillary service programs (including therapy and home health services); (iv) expansion of our existing facilities; and (v) the realization of economies of scale. Given the size and breadth of our nationwide platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, CCRC and skilled nursing assets. From January 2001 through December 31, 2006, we commenced leasing or acquired the ownership or management of 248 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 33,500 units/beds. Since our initial public offering in November 2005, we have purchased or committed to purchase approximately $3.6 billion in senior housing assets representing 222 facilities with approximately 27,500 units/beds.

Our senior living facilities offer residents a supportive ‘‘home-like’’ setting, assistance with activities of daily living, or ADLs, and, in several facilities, licensed skilled nursing services. We also provide ancillary services (including therapy services) to our residents. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to ‘‘age-in-place’’ and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are burdened with care decisions for their elderly relatives.

Overbuilding in the late 1990’s in the senior living industry put downward pressure on the occupancy rates and the resident fees of certain senior living providers. The slowdown in construction and lack of construction financing since 1999 has led to a reduction in the supply of new units being constructed. Growing demand for senior living services has resulted in a recent trend towards increasing occupancy rates and resident fees for operators of existing facilities.

Growing consumer awareness among seniors and their families concerning the types of services provided by independent and assisted living operators has further contributed to the opportunities in the senior living industry. Also, seniors currently possess greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and, despite recent weakening in national housing markets, equity from the sale of private homes.

Challenges in our industry include increased state and local regulation of the assisted living industry, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care, for our employees. Increases in the costs of utilities, insurance, and real estate taxes may also have a negative impact on our financial results.

As of January 1, 2006, certain per person annual limits on Medicare reimbursement for therapy services became effective, subject to certain exceptions. If these exceptions are modified or not extended, there may be reductions in our therapy services revenue and the profitability of those services. There continues to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare and Medicaid programs could have an adverse effect on our results of operations and cash flow.

For the years ended December 31, 2006, 2005 and 2004 we generated ($ in millions):

	For the Years Ended December 31,
	2006	2005	2004
Total revenues	$1,309.9	$790.6	$660.9
Net loss(1)	$(108.1)	$(51.0)	$(9.8)
Adjusted EBITDA(2)	$200.6	$66.6	$104.4
Cash From Facility Operations(3)	$90.9	$6.6	$27.9
Facility Operating Income(2)	$476.3	$292.8	$242.2

(1)	The net loss is after an allocation of $(0.7) million, $16.6 million and $11.7 million minority interest for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures’’ for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of net loss to each of these measures.

(3)	Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures’’ for an explanation of how we define this measure, a detailed description of why we believe such measure is useful and the limitations of such measure, and a reconciliation of net cash provided by (used in) operating activities to such measure.

Growth Strategy

Our objective is to increase our revenues, Adjusted EBITDA, Cash From Facility Operations and dividends per share of our common stock, while remaining one of the premier senior living providers in the United States. Key elements of our strategy to achieve these objectives include:

•	Organic growth in our existing operations. We plan to grow our existing operations by:

•	increasing revenues through a combination of occupancy growth and resident fee increases as a result of growing demand for senior living facilities. For the 348 facilities we owned, leased or managed since 2003 for the year ended December 31, 2006 our facility operating income has increased approximately 11.5% on an annualized basis and, including the four development facilities, our facility operating income has increased approximately 12.4% on an annualized basis; and

•	taking advantage of our sophisticated operating and marketing expertise to retain existing residents and attract new residents to our facilities. As of December 31, 2006, our facilities were 91.4% occupied.

•	Growth through expansion of ancillary services. We plan to grow our revenues by expanding the Innovative Senior Care program initially developed by ARC throughout our independent living, assisted living, retirement centers/CCRC and management services segments. Through the Innovative Senior Care program, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of certain of our independent living, assisted living, and skilled nursing facilities. These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services. In addition to providing these in-house therapy and wellness services at our facilities, we also provide these services to other senior living facilities that we do not own or operate. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided. We believe there is a significant opportunity to grow our revenues by expanding these services to facilities at which they are not presently offered, which we believe will increase our revenue per unit/bed in the future.

•	Growth through the acquisition and consolidation of asset portfolios and other senior living companies. We plan to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies and facilities. From January 2001 through December 31, 2006 (not including those facilities we acquired and subsequently disposed of), we commenced leasing or acquired the ownership or management of 248 senior living facilities with approximately 33,500 units/beds. In 2006, we commenced leasing or acquired the ownership or management of 203 senior living facilities with approximately 24,800 units/beds. In 2007, we have already acquired one facility with 114 units/beds and the skilled nursing component with 84 units/beds of a facility previously acquired by us and have definitive agreements to acquire two facilities with 675 units/beds, which we expect to close in April 2007. However, there can be no assurance we will acquire these facilities. Our acquisition strategy will continue to focus primarily on facilities where we can improve service delivery, occupancy rates and cash flow. We expect to finance our acquisitions, on a long-term basis, by using primarily equity issuances combined with debt (with rates fixed generally via interest rate swaps).

•	Expansion of existing facilities where economically advantageous. Certain of our facilities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents) offering increased capacity, as well as additional levels of service for residents.

Competitive Strengths

We believe our nationwide network of senior living facilities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•	Skilled management team with extensive experience. Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets, including experience in the senior living, hospitality and real estate industries.

•	Proven track record of successful acquisitions. From January 2001 through December 31, 2006, we commenced leasing or acquired the ownership or management of 248 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 33,500 units/beds. Our experience in acquiring senior living facilities enables us to consider a wide range of acquisition targets in the senior living industry. In addition, we believe our expertise in integrating these facilities into our operations enables us to acquire facilities while causing minimal disruption to either the residents or facility operating staff.

•	High-quality purpose-built facilities. As of December 31, 2006, we operate a nationwide base of 546 purpose-built facilities in 35 states, including 87 facilities in nine of the top ten standard metropolitan statistical areas. We have experienced significant facility operating income growth and occupancy growth over the past year. Our facility operating income increased 62.7%, from $292.8 million for the year ended December 31, 2005 to $476.3 million for the year ended December 31, 2006, and our occupancy rate increased 1.6%, from 89.8% as of December 31, 2005 to 91.4% as of December 31, 2006.

•	Ability to provide a broad spectrum of care. Given our diverse mix of independent and assisted living facilities and CCRCs, we are able to meet a wide range of our customers’ needs. We believe that we are one of the few companies in the senior living industry with this capability. We believe that our multiple product offerings create marketing synergies and cross-marketing opportunities.

•	The size of our business allows us to realize cost and operating efficiencies. We are the largest operator of senior living facilities in the United States based on total capacity. The size of our business allows us to realize cost savings in the purchasing of goods and services and also allows us to achieve increased efficiencies with respect to various corporate functions, some of which have yet to be realized in our operating results given the recent acquisition of ARC in July 2006. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform. Our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living facilities. As a result, we are able to achieve economies of scale with respect to the goods and services we purchase. In connection with our formation transactions and our acquisitions, we negotiated new contracts for food, insurance and other goods and services. In addition, we have and will continue to consolidate corporate functions such as accounting, finance, human resources, legal, information technology and marketing as we make additional acquisitions. We began to realize these savings upon the completion of our formation transactions in September 2005 and expect to realize additional savings as we continue to consolidate and integrate various corporate functions. In addition, our size and broad geographical footprint give us an advantage in executing our acquisition strategy. When we acquire a facility in one of our existing markets, we are able to integrate that facility with minimal incremental cost. This allows us to acquire assets more efficiently and to better compete against other operators for acquisitions with a more geographically limited presence.

•	Significant experience in providing ancillary services. Through our Innovative Senior Care program, which was initially developed by ARC, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our independent living, assisted living, and retirement center/CCRC facilities. We also have contracts to provide these services to other senior living facilities in our markets. We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional facilities.

Recent Acquisition Activity

On February 28, 2006, we acquired two facilities in Orlando, Florida with 114 units/beds from Orlando Madison Ivy, LLC for an aggregate purchase price of approximately $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in December 2008, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed.

On March 28, 2006, we acquired 17 assisted living facilities with 852 units/beds from the Wellington Group LLC for approximately $79.5 million. We refer to these facilities as the ‘‘Wellington Portfolio’’. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and is divided into 13 owned and four leased facilities. In connection with the acquisition, we obtained a $52.6 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed.

On March 31, 2006, we acquired seven owned senior living facilities, with 1,021 units/beds from American Senior Living L.P. for an aggregate purchase price of approximately $92.1 million. We refer to these facilities as the ‘‘Liberty Owned Portfolio’’. The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, bearing interest at LIBOR plus 1.75%, payable interest only through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. On July 27, 2006, we completed the acquisition of ten leasehold senior living facilities with 852 units/beds from American Senior Living L.P. for $51.1 million (the ‘‘Liberty II Portfolio’’). The Liberty II Portfolio is located in Alabama, California, Delaware, Florida, Louisiana, Ohio, Tennessee, Virginia and Washington. In connection with the acquisition, we purchased five facilities from the lessor and obtained $33.0 million of first mortgage financing bearing interest at 9.8%, payable interest only until maturity in 2009.

On April 7, 2006, we acquired Southern Assisted Living Inc. consisting of 41 leased facilities with 2,887 units/beds for approximately $82.9 million. We refer to these facilities as the ‘‘SALI Portfolio’’. Also included in the acquisition was one property managed by SALI for a third party with 155 independent and assisted living units/beds. We terminated the management contract on September 27, 2006. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.

On April 28, 2006, we acquired five facilities with 821 units/beds for approximately $179.5 million from AEW Capital Management. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus a weighted average of 1.50%, payable interest only through maturity in May 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. On August 31, 2006, we completed the acquisition of a skilled nursing component of one of the purchased facilities for approximately $9.4 million. In connection with the acquisition, we obtained a $6.5 million first mortgage loan, bearing interest at LIBOR plus 2.50%, payable interest only through maturity in May 2009. We refer to these facilities collectively as the ‘‘AEW Portfolio’’. The AEW Portfolio is located in California, Ohio and Washington and is comprised of six independent living, assisted living and CCRC facilities with a total of 1,025 units/beds. On September 30, 2006, we closed on an interim agreement with an affiliate of AEW Capital Management to (i) loan approximately $12.4 million to the AEW affiliate pending lender approval of our acquiring one additional facility from AEW and our assuming the outstanding mortgage loan related to the facility and (ii) take over the management of the facility (with 84 units/beds). The loan is due the earlier of (i) June 30, 2007, or (ii) the date on which the lender approves the assumption of the existing mortgage loan by us. The loan bears interest in an amount equal to the facility’s net cash flow (as defined) or the maximum permissible by law. For financial reporting purposes, we evaluated our relationship with the entity that owns the facility pursuant to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (‘‘FIN 46R’’) and determined that the entity is a variable interest entity (‘‘VIE’’) for which we are the primary beneficiary and accordingly, consolidated the entity as of September 30, 2006.

On May 1, 2006, we completed the acquisition of four owned senior living facilities with 262 units/beds located in Florida from Southland Suites for approximately $24.0 million. We refer to these facilities as the ‘‘Southland Portfolio’’. On May 18, 2006, we obtained $16.1 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The loan is combined with the financing of and is also secured by the AEW-New Jersey Portfolio described below.

On June 30, 2006, we acquired two facilities with 193 units/beds from AEW II Corporation for approximately $37.8 million. We refer to these facilities, which are located in New Jersey, as the ‘‘AEW-New Jersey Portfolio’’. Concurrent with the closing, we obtained $24.9 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The loan is combined with the financing of and is also secured by the Southland Portfolio.

On July 25, 2006, we acquired ARC (the ‘‘ARC Merger’’). Under the terms of the merger agreement, we acquired all outstanding shares of ARC for an aggregate purchase price of approximately $1.2 billion, or $33.00 per share, in cash, plus the assumption of $268.3 million of debt and capitalized lease obligations. In connection with the ARC Merger, a fund managed by an affiliate of Fortress (‘‘Investor’’) committed to purchase up to $1.3 billion in the aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million and on July 25, 2006, issued the Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million.

On November 30, 2006, we acquired 30 facilities with 1,476 units/beds for approximately $148.6 million. Prior to the transaction, these properties were leased and operated by us, and were owned by Nationwide Health Properties, Inc. (‘‘NHP’’). The facilities are located in Colorado, Florida, Idaho, Ohio, Oklahoma, Oregon, South Carolina and Texas. We refer to these facilities as the ‘‘NHP Portfolio.’’

On November 30, 2006 we acquired a 163 unit/bed facility in Tampa, Florida for approximately $21.5 million.

On December 19, 2006, we signed a definitive agreement to acquire two senior living facilities for approximately $101.0 million. The two facilities are currently leased and operated by us and owned by private investors. The facilities are located in Ohio and North Carolina and comprise 675 units in the aggregate. The purchase is expected to close in April 2007, subject to the satisfaction of customary closing conditions.

On January 24, 2007, we purchased the interests held by our joint venture partners in a 114 unit/bed facility located in Flint, Michigan for approximately $3.9 million. Accordingly, the facility is now 100% owned by us and will be consolidated in our operations.

On January 16, 2007 and January 24, 2007, we financed the NHP and Flint acquisitions, respectively, with $130.0 of first mortgage financing bearing interest at LIBOR plus 1.15%, payable interest only through February 1, 2012. We also entered into interest rate swaps to convert the loan from floating to fixed. The loan is secured by 27 of the former NHP facilities and the Flint facility and is partially secured by a $7.4 million letter of credit that will be released upon achievement of certain debt service coverage ratios.

Operations

Segments

We currently have four reportable segments: independent living; assisted living; retirement centers/CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

In connection with the integration of ARC’s operations into our business, which increased our resident capacity nearly 50%, we have recently reorganized our operating divisions into the Chicago Operating Group, the Milwaukee Operating Group and the Nashville Operating Group. The Chicago Operating Group is now primarily responsible for the operation of our independent living facilities, the Milwaukee Operating Group is now primarily responsible for the operation of our freestanding assisted living facilities (including memory care facilities) and the Nashville Operating Group is now primarily responsible for the operation of our retirement centers/CCRC facilities.

In light of these organizational changes, we determined that it was necessary to revise our reportable segments to correspond to the new Operating Group structure. We have retained the management services segment, as the organizational changes detailed above did not impact that segment. Our management services segment includes the results of facilities that we operate on behalf of third parties and affiliates pursuant to management agreements. Information regarding the other segments is included below under ‘‘Our Product Offerings’’.

Operating results from our four business segments are discussed further in ‘‘Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and note 13 to our consolidated and combined financial statements included herein.

Our Product Offerings

We offer a variety of senior living housing and service alternatives in facilities located across the United States. Our primary product offerings consist mainly of (i) independent living facilities; (ii) assisted living facilities; and (iii) retirement centers/CCRCs. As discussed above under ‘‘Segments’’, we also operate certain facilities on behalf of third parties and affiliates pursuant to management agreements.

Independent Living.    Our independent living facilities are primarily designed for middle to upper income seniors generally age 70 and older who desire an upscale residential environment providing the highest quality of service.

The majority of our independent living facilities consist of both independent living and assisted living units in a single facility, which allows residents to ‘‘age-in-place’’ by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular facility, approximately 84% of all of the units at our independent living facilities are independent living units, with a smaller number of units licensed for assisted living.

Our independent living facilities are large multi-story buildings containing on average 182 units/beds. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific facility.

Each independent living facility provides residents with basic services such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. Most of these facilities also offer custom tailored supplemental care services at an additional charge, which may include medication reminders, check-in services and escort and companion services. In addition, our Innovative Senior Care program is currently available in certain of our independent living facilities. Through the program, we are able to offer our residents various education, wellness, therapy, home health and other ancillary services.

In addition to the basic services, our independent living facilities that include assisted living also provide residents with supplemental care service options to provide assistance with ADLs. The levels of care provided to residents vary from facility to facility depending, among other things, upon the licensing requirements of the state in which the facility is located.

Residents in our independent living facilities are able to maintain their residency for an extended period of time due to the range of service options available to residents (not including skilled nursing) as their needs change. Residents with cognitive or physical frailties and higher level service needs are accommodated with supplemental services in their own units or, in certain facilities, are cared for in a more structured and supervised environment on a separate wing or floor. These facilities also generally have a dedicated assisted living staff, including nurses at the majority of facilities, and separate assisted living dining rooms and activity areas.

Our independent living facilities represent approximately 25.7% of our total senior living capacity.

Assisted Living.    Our assisted living facilities offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents.

Our assisted living facilities include both freestanding, multi-story facilities with more than 30 beds and smaller, freestanding single story facilities with less than 30 beds. Depending upon the specific location, the facility may include (i) private studio, one-bedroom and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or ‘‘neighborhoods’’ scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station.

We also operate memory care facilities, which are freestanding assisted living facilities specially designed for residents with Alzheimer’s disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care facilities have from 20 to 60 beds and some are part of a campus setting, which includes a freestanding assisted living facility.

All residents at our assisted living and memory care facilities receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping and personal laundry services. In some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer’s and other forms of dementia. In addition, we offer at additional cost higher levels of personal care services to residents at these facilities who are very physically frail or experiencing early stages of Alzheimer’s disease or other dementia and who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments. We also offer our Innovative Senior Care program at certain of our assisted living and memory care facilities.

As a result of their progressive decline in cognitive abilities, residents at our memory care facilities typically require higher levels of personal care and services and therefore higher monthly service fees. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

Our assisted living facilities (including our memory care facilities) represent approximately 42.7% of our total senior living capacity.

Retirement Centers/CCRCs.    Our retirement centers/CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our retirement centers/CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer’s units.

Some of our retirement centers/CCRCs are entry fee communities, in which residents in the independent living apartment units pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which fee is partially refundable in certain circumstances. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since we receive entrance fees upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community.

The refundable portion of a resident’s entrance fee is generally refundable upon the sale of the unit, or in certain agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

We also offer a broad array of ancillary services, including therapy, home health, and other services through our Innovative Senior Care program, to the residents of each of our retirement centers/CCRCs.

Our retirement centers/CCRCs represent approximately 31.6% of our total senior living capacity.

Operations Overview

We continually review opportunities to expand the types of services we provide to our residents. To date, we have been able to increase our monthly resident fees each year and we have generally experienced increasing facility operating margins through a combination of the implementation of efficient operating procedures and the economies of scale associated with the size and number of our facilities. Our operating procedures include securing national vendor contracts to obtain the lowest possible pricing for certain services such as food, energy and insurance, implementing strict budgeting and financial controls at each facility, and establishing standardized training and operations procedures.

We believe that successful senior living operators must effectively combine the business disciplines of housing, hospitality, health care, marketing, finance and real estate expertise.

We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals, which we believe have contributed to high levels of customer service and to improved facility operating margins. We have centralized accounting controls, finance and other operating functions in our support centers so that, consistent with our operating philosophy, facility-based personnel can focus on resident care and efficient operations. We have established company-wide policies and procedures relating to, among other things: resident care; facility design and facility operations; billings and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other facility-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

Consolidated Corporate Operations Support

We have developed a centralized infrastructure and services platform, which provides us with a significant operational advantage over local and regional operators of senior living facilities. The size of our business also allows us to achieve increased efficiencies with respect to various corporate functions such as human resources, finance, accounting, legal, information technology and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established centralized operations groups to support all of our product lines and facilities in areas such as training, regulatory affairs, asset management, dining and procurement.

Facility Staffing and Training

Each facility has an Executive Director responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Each Director receives specialized training from us. In addition, a portion of each Director’s compensation is directly tied to the operating performance of the facility, key service quality measures, and to the maintenance of high occupancy levels. We believe that the quality of our facilities, coupled with our competitive compensation philosophy, has enabled us to attract high-quality, professional facility Directors.

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

Quality Assurance

We maintain quality assurance programs at each of our facilities through our corporate and regional staff. Our quality assurance program is designed to achieve a high degree of resident and family member satisfaction with the care and services that we provide. Our quality control measures include, among other things, facility inspections conducted by corporate staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; quality of resident care (including assisted living services, nursing care, therapy and home health programs); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services provided to residents.

In order to foster a sense of community as well as to respond to residents’ desires, at our larger facilities, we have established a resident council or other resident advisory committee that meets monthly with the Director of the facility. Separate resident committees also exist at many of these facilities for food service, activities, marketing and hospitality. These committees promote resident involvement and satisfaction and enable facility management to be more responsive to the residents’ needs and desires.

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

Competition

The senior living industry is highly competitive. We compete with numerous other companies that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, except in the skilled nursing segment. Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living facilities. Some of our present and potential senior living competitors have, or may obtain greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major competitors are Sunrise Senior Living, Inc., Colson & Colson/Holiday Retirement Corp., Professional Community Management Life Care Services, LLC and Atria Senior Living Group. An affiliate of Fortress, recently announced that it had acquired substantially all of the North American operations and facilities of Holiday Retirement Corp.

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

Our target retirement centers/CCRC residents are senior citizens who are seeking a facility that offers a variety of services and a continuum of care so that they can ‘‘age in place.’’ These residents generally first enter the facility as a resident of an independent living unit and may later move into an assisted living or skilled nursing unit as their needs change.

We believe our combination of independent and assisted living operating expertise and the broad base of customers that this enables us to target creates a unique opportunity for us to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, CCRC and skilled nursing assets.

Our Employees

As of December 31, 2006 we had approximately 21,000 full-time employees and approximately 11,000 part time employees, of which 133 work in our Chicago headquarters office, 194 work in our Nashville office and 272 work in our Milwaukee office. 347 employees are unionized. We currently consider our relationship with our employees to be good.

Government Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. In addition, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-facility providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the facilities’ management of property and equipment and how we otherwise conduct our operations, such as fire, health and safety laws and regulations and privacy laws; federal and state laws designed to protect Medicare and Medicaid, which mandate what are allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents’ rights statutes and regulations; Anti-Kickback and physicians referral (‘‘Stark’’) laws; and safety and health standards set by the Occupational Safety and Health Administration. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

Many senior living facilities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training and records; facility services, including administration of medication, assistance with self-administration of medication and the provision of nursing, home health and therapy services; staffing levels; monitoring of resident wellness; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; professional licensing and certification of staff prior to beginning employment; and resident rights and responsibilities, including in some states the right to receive health care services from providers of a resident’s choice that are not our employees. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. In addition, in several of the states in which we operate or intend to operate, assisted living facilities, home health agencies and/or skilled nursing facilities require a certificate of need before the facility can be opened or the services at an existing facility can be expanded. Senior living facilities may also be subject to state and/or local building, zoning, fire and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and facilities in existing markets. In addition, if any of our presently licensed facilities operates outside of its licensing authority, it may be subject to penalties, including closure of the facility.

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. Unannounced surveys or inspections may occur annually or bi-annually, or following a regulator’s receipt of a complaint about the facility. From time to time in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed-to plan of corrective action relating to the facility’s operations, but the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our loan or lease agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers’ or facilities’ history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states Attorney General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living facilities even if the facility or any of its residents do not receive federal or state funds.

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living. Our operations could suffer if future regulatory developments, such as federal assisted living laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials, increase the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our facilities exceeds the level of care for which the facility is licensed. A finding that a facility is delivering care beyond its license might result in the immediate transfer and discharge of residents, which may create market instability and other adverse consequences. Furthermore, certain states may allow citations in one facility to impact other facilities in the state. Revocation or suspension of a license, or a citation, at a given facility could therefore impact our ability to obtain new licenses or to renew existing licenses at other facilities, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one facility’s citation will impact another of our facilities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. In addition, any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the facility or individual.

There are various extremely complex federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act of 1997 expanded the penalties for health care fraud. In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Recently, other health care providers have faced enforcement action under the False Claims Act. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, so-called ‘‘whistleblower’’ suits have become more frequent. Also, if any of our facilities exceeds its level of care, we may be subject to private lawsuits alleging ‘‘transfer trauma’’ by residents. Such allegations could also lead to investigations by enforcement officials, which could result in penalties, including the closure of facilities. The violation of any of these regulations may result in the imposition of fines or other penalties that could jeopardize our business.

Additionally, we operate facilities that participate in federal and/or state health care reimbursement programs, including state Medicaid waiver programs for assisted living facilities, the Medicare skilled nursing facility benefit program and other healthcare programs such as therapy and home health services, or other federal and/or state health care programs. Consequently, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state and we cannot be sure that these laws will be interpreted consistently or in keeping with past practices. Violation of any of these laws can result in loss of licensure, claims for recoupment, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the applicable federal and/or state health care reimbursement program. Loss of licensure may also cause us to default under our leases and loan agreements and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) ‘‘any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind’’ for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a health care provider were to violate the Federal Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which may also cause us to default under our leases and loan agreements and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services, or HHS, has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective April 14, 2003 govern our use and disclosure of health information at certain HIPAA covered facilities. We established procedures to comply with HIPAA privacy requirements at these facilities. We were required to be in compliance with the HIPAA rule establishing administrative, physical and technical security standards for health information by April 2005. To the best of our knowledge, we are in compliance with these rules.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, are available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, at the following address: www.brookdaleliving.com. The information within, or that can be accessed through, the web site is not part of this report.

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees on our web site at www.brookdaleliving.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Co-Chief Executive Officers, Co-Presidents, Chief Financial Officer, Treasurer and Controller, is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027.

Item 1A.    RISK FACTORS

Risks Related to Our Business

Our operating businesses were recently transferred to us, we have a limited operating history on a combined basis, and we are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses.

In June 2005, we were formed for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra, through a series of mergers that occurred in September 2005. Prior to this combination, we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses, including the risk that we will not be able to realize expected efficiencies and economies of scale or implement our business strategies. As such, we only have a brief combined and consolidated operating history upon which investors may evaluate our performance as an integrated entity and assess our future prospects. In addition, from the date of our initial public offering in November 2005, we have purchased or have entered into definitive agreements to purchase over 222 additional facilities, including 83 facilities from ARC. There can be no assurance that we will be able to successfully integrate and oversee the combined operations of BLC and Alterra and the additional facilities purchased in these acquisitions. Accordingly, our financial performance to date may not be indicative of our long-term future performance and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we not operated as separate, stand-alone entities pursuing independent strategies during the periods presented.

We have a history of losses and one of our operating subsidiaries, Alterra, emerged from Chapter 11 bankruptcy reorganization in December 2003; therefore, we may not be able to achieve profitability.

We have incurred net losses in every quarter since our formation in June 2005. In addition, Alterra emerged from Chapter 11 bankruptcy reorganization in December 2003, approximately 11 months after filing a voluntary petition for bankruptcy reorganization, pursuant to which it sought to facilitate and complete its ongoing restructuring initiatives. Prior to its reorganization, Alterra’s overall cash position had declined to a level that it believed to be insufficient to operate the company. This resulted in its failure to make certain scheduled debt service and lease payments, which caused it to be in default under several of its principal financing arrangements. The principal components of Alterra’s restructuring plan were to dispose of selected under-performing and non-strategic assets and to restructure its capital structure. Alterra emerged from bankruptcy in December 2003 and in connection with its reorganization, Alterra adopted fresh start accounting as of December 4, 2003. Given our history of losses and Alterra’s recent emergence from bankruptcy, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our cash flow and combined business operations going forward or otherwise achieve profitability, our ability to pay dividends to our stockholders and our stock price would be adversely affected.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our securities.

As a result of Alterra’s emergence from bankruptcy, we are operating a portion of our business with a new capital structure and have adopted fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike companies that have not previously filed for bankruptcy protection, a portion of our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in Alterra’s historical financial statements for periods prior to December 4, 2003 contained in this report. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our securities.

Failure to successfully and efficiently integrate the facilities of ARC into our operations may adversely affect our operations and financial condition.

On July 25, 2006, we completed our acquisition of ARC. Our ability to successfully integrate the facilities of ARC is uncertain. The acquisition of ARC was significantly larger than any acquisition we have completed since the completion of our initial public offering in November 2005. The purchase price of approximately $1.2 billion in cash represented more than ten times the amount of cash on our balance sheet at March 31, 2006. The integration of ARC’s 83 facilities into our operations is a significant undertaking, as our resident capacity increased by nearly 50%, and will require significant attention from our management team. In addition, we have made several assumptions regarding synergies for the combined company, many of which are dependent upon how successful we are in integrating the operations of the two companies. We have added approximately 11,600 additional employees to our operations, including a Co-Chief Executive Officer and five executive vice presidents, which has increased our labor costs. In addition, the integration of ARC into our operations will require significant one-time costs for tasks such as site visits and audits and may be difficult to execute. Additional integration challenges include, among other things:

•	retaining existing residents;

•	persuading employees of Brookdale and ARC that the business cultures are compatible, maintaining morale, and retaining and integrating key employees;

•	incorporating new facilities into our business operations;

•	integrating facilities from our other recent acquisitions into our business operations simultaneously with the integration of ARC;

•	consolidating corporate and administrative functions;

•	coordinating sales and marketing functions; and

•	maintaining our standards, controls, procedures, and policies (including effective internal controls over financial reporting and disclosure controls and procedures).

If we are not able to successfully overcome these integration challenges, we may not achieve the benefits we expect from the acquisition of ARC, and our business, financial condition and results of operations will be adversely affected.

We may encounter difficulties in acquiring facilities at attractive prices or integrating acquisitions with our operations, which may adversely affect our operations and financial condition.

We will continue to target strategic acquisitions as opportunities arise. The process of integrating acquired facilities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to achieve profitability and pay dividends to our stockholders. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire facilities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of facilities will not increase. Finally, when we are able to locate facilities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this would result in defaults of the related debt or leases and cross-defaults under other debt or leases, which would adversely affect our ability to continue to generate income.

We have significant indebtedness and lease obligations, and we intend to continue financing our facilities through mortgage financing, long-term leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the facility or facilities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of income and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a facility (or facilities) and a guaranty by us, BLC, ARC and/or Alterra. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one facility could affect a significant number of our facilities and their corresponding financing arrangements and leases.

Our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy.

Our level of indebtedness and our long-term leases could adversely affect our future operations and/or impact our stockholders for several reasons, including, without limitation:

•	We may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;

•	Increases in our outstanding indebtedness, leverage and long-term leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes; and

•	Our ability to pay dividends to our stockholders may be limited.

Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenues and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms to us.

Our existing credit facilities, mortgage loans and lease arrangements contain covenants that restrict our operations and any default under such facilities, loans or arrangements could result in the acceleration of indebtedness, termination of the leases or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.

Our outstanding indebtedness and leases contain restrictions and covenants and require us to maintain or satisfy specified financial ratios and coverage tests, including maintaining prescribed net worth levels, leverage ratios and debt service and lease coverage ratios on a consolidated basis, and on a facility or facilities basis based on the debt or lease securing the facilities. In addition, certain of our leases require us to maintain lease coverage ratios on a lease portfolio basis (each as defined in the leases) and maintain stockholders’ equity or tangible net worth amounts. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. Stockholders’ equity is calculated in accordance with GAAP, and in certain circumstances less intangible assets or liabilities, or stockholders’ equity plus deferred gains from sale-leaseback transactions, and deferred entrance fee revenue. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues. If we fail to comply with any of these requirements, then the related indebtedness could become immediately due and payable. We cannot assure you that we could pay this debt if it became due.

Our outstanding indebtedness and leases are secured by our facilities and, in certain cases, a guaranty by us, BLC, ARC and/or Alterra. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, foreclose on collateral securing the outstanding indebtedness and leases, and restrict our ability to make additional borrowings under the outstanding indebtedness or continue to operate the properties subject to the lease. Certain of our outstanding indebtedness and leases contain cross-default provisions so that a default under certain outstanding indebtedness would cause a default under certain of our leases. Certain of our outstanding indebtedness and leases also restrict, among other things, our ability to incur additional debt.

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

Certain of our master leases also contain radius restrictions, which limit our ability to own, develop or acquire new facilities within a specified distance from certain existing facilities covered by such master leases. These radius restrictions could negatively affect our acquisition and expansion plans.

Mortgage debt and lease obligations expose us to increased risk of loss of property, which could harm our ability to generate future revenues and could have an adverse tax effect.

Mortgage debt and lease obligations increase our risk of loss because defaults on indebtedness secured by properties or pursuant to the terms of the lease may result in foreclosure actions initiated by lenders or lessors and ultimately our loss of the property securing any loans for which we are in default or cause the lessor to terminate the lease. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could negatively impact our earnings. Further, our mortgage debt and leases generally contain cross-default and cross-collateralization provisions and a default on one facility could affect a significant number of our facilities, financing arrangements and leases.

If we do not effectively manage our growth, our business, ability to maintain consistent quality control and financial results could be adversely affected.

We plan to grow organically through our existing operations, through selectively purchasing existing senior living operating companies and facilities, through the expansion of our existing facilities, and through the expansion of our ancillary services programs. This growth has and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions and expansions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. There can be no assurance that we will be successful in attracting qualified individuals to the extent necessary, and management may expend significant time and energy attracting the appropriate personnel to manage assets we purchase in the future and our expansion activities. Also, the additional facilities and expansion activities will require us to maintain consistent quality control measures that allow our management to effectively identify deviations that result in delivering care and services that are substandard, which may result in litigation and/or loss of licensure or certification. If we are unable to manage our growth effectively and successfully integrate new acquisitions and expansions into our existing business or maintain consistent quality control measures, our business, financial condition and results of operations could be adversely affected.

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

Several real estate investment trusts, or REITs, have similar asset acquisition objectives as we do, along with greater financial resources and lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. There is significant competition among potential acquirers in the senior living industry, including REITs, and there can be no assurance that we will be able to successfully implement our growth strategy or complete acquisitions, which could limit our ability to grow our business effectively.

If we are unable to expand our facilities in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.

We are currently working on projects that will expand several of our existing senior living facilities over the next several years. We are also developing certain new senior living facilities. These projects are in various stages of development and are subject to a number of factors over which we have little or no control. Such factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our development projects will be economically successful. Our failure to achieve our expansion and development plans could adversely impact our growth objectives, and our anticipated revenues and results of operations.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.

Continued expansion of our business through the acquisition of existing senior living operating companies and facilities and expansion of our existing facilities will require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

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

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically can afford to pay our monthly resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our resident fees. In addition, downturns in the housing markets would adversely affect the ability of seniors to afford our entrance fees and resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates, revenues and results of operations would decline.

We are susceptible to risks associated with the lifecare benefits that we offer the residents of our lifecare entrance fee communities.

As of December 31, 2006, we operated seven lifecare entrance fee facilities that offer residents a limited lifecare benefit. Residents of these facilities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the facility. This limited lifecare benefit is typically (a) a certain number of free days in the facility’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our facilities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these facilities could be adversely affected.

Residents of these entrance fee facilities are guaranteed a living unit and nursing care at the facility during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the facility. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the facility where the resident lives, the facility must contract with a third party to provide such care. Although we screen potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to our facilities during their lifetime, we cannot assure you that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, we have rights of set-off against the refundable portions of the residents’ deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that our facilities must pay third parties to provide nursing care to residents of our facilities, our results of operations and financial condition would be adversely affected.

The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations.

We have a high concentration of facilities in Florida, Texas and North Carolina. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living facilities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs and results of operations. In addition, given the location of our facilities, we are particularly susceptible to revenue loss, cost increase or damage caused by other severe weather conditions or natural disasters such as hurricanes, earthquakes or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

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

Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our facilities. Each facility has an Executive Director responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each Director is supported by a facility staff member who is directly responsible for day-to-day care of the residents and either facility staff or regional support to oversee the facility’s marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for food service, healthcare services, therapy services, activities, housekeeping and engineering. We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our service charges. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from facility to facility. Although reliable industry-wide data on key employee retention does not exist, we believe that our employee retention rates are consistent with those of other national senior housing operators. If there is an increase in these costs, our profitability would be negatively affected. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our ability to implement our growth strategy, and our overall operating results could be harmed.

Departure of our key officers could harm our business.

Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly: Mark J. Schulte, our co-chief executive officer; W.E. Sheriff, our co-chief executive officer; Mark W. Ohlendorf, our co-president and chief financial officer effective March 30, 2007; and John P. Rijos, our co-president. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

Increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

Our unhedged floating-rate debt and lease payment obligations and any unhedged floating-rate debt incurred in the future, exposes us to interest rate risk. Therefore, increases in prevailing interest rates could increase our payment obligations, which would negatively impact our liquidity and earnings.

We may not be able to pay or maintain dividends and the failure to do so would adversely affect our stock price.

We intend to continue to pay regular quarterly dividends to the holders of our common stock. However, our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance growth and acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units/beds, anticipated entrance fee sales and the rates we charge. Actual results may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. We expect that we will pay dividends that exceed our net income for the applicable quarter as calculated in accordance with GAAP. The failure to pay or maintain dividends would adversely affect our stock price.

Environmental contamination at any of our facilities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely effect our liquidity and earnings.

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

We are subject to risks associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding our internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. Complying with these new requirements is expensive, time consuming and subject to changes in regulatory requirements. The existence of one or more material weaknesses, management’s conclusion that its internal controls over financial reporting are not effective, or the inability of our auditors to express an opinion or attest that our management’s report is fairly stated, could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Risks Related to Pending Litigation

Recent complaints filed against our subsidiary could, if adversely determined, subject us to a material loss.

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned    David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the ‘‘Action’’). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (‘‘GFB-AS’’), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to

Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (‘‘RICO’’); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, we filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the ‘‘Second Action’’). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, we filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.

In addition, we have been involved in other litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, our industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

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

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-to plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one facility to impact other facilities in the state. Revocation of a license at a given facility could therefore impact our ability to obtain new licenses or to renew existing licenses at other facilities, which may also cause us to be in default under our leases, trigger cross-defaults, trigger defaults under certain of our credit agreements or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one facility’s citation would impact another of our facilities, this would also increase costs and result in increased surveillance by the state survey agency. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, the failure to comply with applicable legal and regulatory requirements in the future could result in a material adverse effect to our business as a whole.

There are various extremely complex federal and state laws governing a wide array of referral relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business. Under the Deficit Reduction Act of 2005, or DRA 2005, every entity that receives at least $5 million annually in Medicaid payments must establish, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. Failure to comply with this new compliance requirement may potentially give rise to potential liability. DRA 2005 also creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act.

Additionally, we provide services and operate facilities that participate in federal and/or state health care reimbursement programs, which makes us subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state and we cannot be sure that these laws will be interpreted consistently or in keeping with past practice. Violation of any of these laws can result in loss of licensure, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the applicable federal and/or state health care reimbursement program. Loss of licensure may also cause us to default under our leases and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. Authorities have interpreted the Federal Anti-Kickback Law very broadly to apply to many practices and relationships between health care providers and sources of patient referral. This could result in criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which may also cause us to default under our leases and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

Compliance with the Americans with Disabilities Act, Fair Housing Act and fire, safety and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our earnings, financial condition and our ability to pay dividends to stockholders.

All of our facilities are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for ‘‘public accommodations’’ and ‘‘commercial properties,’’ but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants.

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

The senior living business entails an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. We have formed a wholly-owned ‘‘captive’’ insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. For the year ended December 31, 2006, we did not have any claims that exceeded our policy limits. However, there can be no guarantee that we will not have such claims in the future.

If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Also, the above deductibles, or self-insured retention, are accrued based on an actuarial projection of future liabilities. If these projections are inaccurate and if there are an unexpectedly large number of successful claims that result in liabilities in excess of our self-insured retention, our operating results could be negatively affected. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business. We also have to renew our policies every year and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.

Overbuilding, increased competition and increased operating costs may adversely affect our ability to generate and increase our revenues and profits and to pursue our growth strategy.

The senior living industry is highly competitive, and we expect that it may become more competitive in the future. We compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, therapy services, life care at home, facility-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial. We have experienced and expect to continue to experience increased competition in our efforts to acquire and operate senior living facilities. Consequently, we may encounter increased competition that could limit our ability to attract new residents, raise resident fees or expand our business, which could have a material adverse effect on our revenues and earnings.

In addition, overbuilding in the late 1990s in the senior living industry reduced the occupancy rates of many newly constructed buildings and, in some cases, reduced the monthly rate that some newly built and previously existing facilities were able to obtain for their services. This resulted in lower revenues for certain of our facilities during that time. While we believe that overbuilt markets have stabilized and should continue to be stabilized for the immediate future, we cannot be certain that the effects of this period of overbuilding will not effect our occupancy and resident fee rate levels in the future, nor can we be certain that another period of overbuilding in the future will not have the same effects. Moreover, while we believe that the new construction dynamics and the competitive environments in the states in which we operate are substantially similar to the national market, taken as a whole, if the dynamics or environment were to be significantly adverse in one or more of those states, it would have a disproportionate effect on our revenues (due to the large portion of our revenues that are generated in those states).

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2006, funds managed by affiliates of Fortress beneficially own 61,007,867 shares, or approximately 60%, of our common stock. In addition, two of our directors are associated with Fortress. As a result, funds managed by affiliates of Fortress are able to control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., may conflict with your interests. Their control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

As of December 31, 2006, we had an aggregate of 92,569,559 shares of common stock authorized but unissued and not otherwise reserved for issuance under our stock incentive plans. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue acquisitions of senior living facilities and may issue shares of common stock in connection with these acquisitions. Any shares issued in connection with our acquisitions, or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At March 5, 2007, there are 101,306,148 shares of our common stock outstanding. All of the shares of our common stock are freely transferable, except for any shares held by our ‘‘affiliates,’’ as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its related partnerships and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.

In addition, following the completion of our initial public offering, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 2,000,000 shares of our common stock reserved for issuance under our stock incentive programs. In accordance with the terms of the Plan, the number of shares available for issuance increased by 400,000 shares on each of January 1, 2006 and January 1, 2007. On June 14, 2006, in connection with the initial 400,000 share increase and the shares we planned to issue to certain officers and employees of ARC in connection with the ARC Merger, we filed an amendment to our registration statement on Form S-8 to register an additional 2,900,000 shares of our common stock to be reserved for issuance under our stock incentive programs. Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under the registration statement on Form S-8 and on the amendment to Form S-8 will be available for sale into the public markets.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock if Fortress, our largest stockholder, defaults under credit agreements secured by its holdings of shares of our common stock.

On June 28, 2006, Fortress informed us of the following:

Two affiliates of Fortress, FRIT Holdings LLC and FIT Holdings LLC entered into separate credit agreements, both dated June 28, 2006, with Deutsche Bank AG, London Branch, or Deutsche Bank, as Administrative Agent and sole lender. Pursuant to these credit agreements, the affiliates have received an aggregate commitment of approximately $1.43 billion from Deutsche Bank, and this amount has been secured by, among other things, a pledge by the borrowers and one other affiliate of Fortress of a total of 40,628,000 shares of our common stock owned by such affiliates. The 40,628,000 shares of common stock represented approximately 61% of our issued and outstanding common stock as of June 28, 2006, and approximately 40% as of December 31, 2006.

The credit agreements contain customary default provisions and also require prepayment or cash collateralization of a portion of the borrowings by the borrowers in the event the trading price of our common stock decreases below certain specified levels. In the event of a default under the credit agreements by the borrowers, Deutsche Bank may foreclose upon any and all shares of our common stock pledged to it. The sale of these pledged shares by the affiliates of Fortress in the event of a default could have an adverse impact on the price of our shares.

The borrowers have agreed in the credit agreements that if a shelf registration statement is not effective and usable for resale of any portion of the pledged common stock by Deutsche Bank (in the event of foreclosure) as of June 9, 2007, the applicable affiliate will prepay or cash-collateralize a related portion of the borrowings. We have also agreed in the credit agreements that if RIC Coinvestment Fund LP or any of its affiliates sell any shares of common stock received pursuant to the Investment Agreement the borrowers will prepay or cash-collateralize a related portion of the borrowings.

In connection with our obligations under the Stockholders Agreement, we received a request from Fortress to file a registration statement on Form S-3 to permit the registration of the sale of up to 40,628,000 shares of common stock that Fortress or certain of its affiliates have pledged as collateral in connection with the credit agreements. We filed the registration statement on Form S-3 on December 21, 2006.

We are not a party to the credit agreements and have no obligations thereunder. Wesley R. Edens, the Chairman of our board of directors, owns an interest in Fortress and is the Chairman of its Management Committee. William B. Doniger, the Vice Chairman of our board of directors, is a managing director of Fortress.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES

Facilities

At December 31, 2006, we operated 546 facilities across 35 states, with the capacity to serve over 51,000 residents. Of the facilities we operated at December 31, 2006, we owned 161, we leased 361 pursuant to operating and capital leases, and 24 were managed by us and owned by third parties.

The following table sets forth certain information regarding our facilities:

	Occupancy at December 31, 2006		Ownership Status at December 31, 2006
State	Units/Beds	Occupancy	Owned	Leased	Managed	Total
Alabama	1,017	88.8%	2	5	—	7
Arizona	2,133	90.3%	2	11	3	16
California	2,839	92.4%	13	4	—	17
Colorado	2,686	92.8%	5	19	1	25
Connecticut	292	94.2%	—	2	—	2
Delaware	54	92.9%	1	—	—	1
Florida	8,796	93.4%	33	40	3	76
Georgia	568	92.9%	4	—	1	5
Idaho	228	100.0%	2	1	—	3
Illinois	2,486	91.8%	2	10	—	12
Indiana	1,150	86.1%	4	10	—	14
Iowa	139	89.9%	1	—	—	1
Kansas	1,320	90.6%	10	10	2	22
Kentucky	259	100.0%	—	1	—	1
Louisiana	84	89.3%	1	—	—	1
Massachusetts	282	95.4%	—	1	—	1
Michigan	2,546	88.9%	4	26	4	34
Minnesota	767	90.3%	—	16	1	17
Mississippi	54	81.2%	—	1	—	1
Missouri	948	90.9%	2	1	—	3
Nevada	414	92.9%	—	3	1	4
New Jersey	535	84.1%	2	6	—	8
New Mexico	344	98.0%	—	2	—	2
New York	1,196	97.8%	6	10	—	16
North Carolina	4,019	96.0%	2	51	—	53
Ohio	2,322	87.6%	12	21	—	33
Oklahoma	1,176	85.7%	2	25	1	28
Oregon	823	93.4%	4	8	—	12
Pennsylvania	914	92.1%	4	3	1	8
South Carolina	562	87.2%	2	9	—	11

	Occupancy at December 31, 2006		Ownership Status at December 31, 2006
State	Units/Beds	Occupancy	Owned	Leased	Managed	Total
Tennessee	1,292	86.1%	14	7	—	21
Texas	5,997	87.6%	19	33	6	58
Virginia	1,409	94.8%	2	3	—	5
Washington	1,198	93.2%	4	9	—	13
Wisconsin	422	92.8%	2	13	—	15
Total	51,271	91.4%	161	361	24	546

A significant majority of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 30,314 square foot corporate headquarters facility in Chicago, Illinois, our 51,988 square foot facility in Nashville, Tennessee and our 63,600 (not including space to be occupied in March 2007) square foot facility in Milwaukee, Wisconsin.

Item 3.    LEGAL PROCEEDINGS

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned    David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the ‘‘Action’’). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (‘‘GFB-AS’’), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (‘‘RICO’’); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, we filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the ‘‘Second Action’’). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, we filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.

In addition, we have been involved in other litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, our industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 12, 2007:

Name	Age	Position
Mark J. Schulte	53	Co-Chief Executive Officer
W.E. Sheriff	64	Co-Chief Executive Officer
Mark W. Ohlendorf	47	Co-President and Chief Financial Officer (effective March 30, 2007)
John P. Rijos	54	Co-President
R. Stanley Young	54	Executive Vice President and Chief Financial Officer (through March 30, 2007)
Kristin A. Ferge	33	Executive Vice President, Chief Administrative Officer and Treasurer
T. Andrew Smith	46	Executive Vice President, General Counsel and Secretary
Gregory B. Richard	53	Executive Vice President, Operations
George T. Hicks	49	Executive Vice President, Finance
Bryan D. Richardson	48	Executive Vice President and Chief Accounting Officer
H. Todd Kaestner	51	Executive Vice President, Development
Paul A. Froning .	36	Executive Vice President and Chief Investment Officer
Mark A. Kultgen	48	Executive Vice President, Finance

Mark J. Schulte has served as our Co-Chief Executive Officer since July 2006. He previously served as our Chief Executive Officer from August 2005 until July 2006. Mr. Schulte also previously served as Chief Executive Officer and as a member of the board of directors of BLC since 1997, and was also chairman of the board from September 2001 to June 2005. From January 1991 to May 1997, he was employed by BLC’s predecessor company, The Prime Group, Inc., in its Senior Housing Division, most recently serving as its Executive Vice President, with primary responsibility for overseeing all aspects of Prime’s Senior Housing Division. Mr. Schulte has 25 years of experience in the development and operation of multi-family housing, senior housing, senior independent and assisted living and health care facilities. He is a former Chairman of the American Seniors Housing Association, or ASHA, and remains on ASHA’s board of directors. Mr. Schulte is licensed to practice law in the State of New York.

W.E. Sheriff became our Co-Chief Executive Officer in July 2006 upon the completion of the ARC Merger. Previously, Mr. Sheriff served as Chairman and Chief Executive Officer of ARC and its predecessors since April 1984 and as its President since November 2003. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations.

Mark W. Ohlendorf became our Co-President in August 2005 and will also assume the role of Chief Financial Officer upon Mr. Young’s retirement on March 30, 2007. Mr. Ohlendorf previously served as Chief Executive Officer and President of Alterra from December 2003 until August 2005. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer of Alterra. Mr. Ohlendorf has over 25 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He is a member of the board of directors of the Assisted Living Federation of America.

John P. Rijos became our Co-President in August 2005. Previously, Mr. Rijos served as President and Chief Operating Officer and as a director of BLC since August 2000. Prior to joining BLC in August 2000, Mr. Rijos spent 16 years with Lane Hospitality Group, owners and operators of over 40 hotels and resorts, as its President and Chief Operating Officer. From 1981 to 1985 he served as President of High Country Corporation, a Denver-based hotel development and management company. Prior to that time, Mr. Rijos was Vice President of Operations and Development of several large real estate trusts specializing in hotels. Mr. Rijos has over 25 years of experience in the acquisition, development and operation of hotels and resorts. He serves on many tourist-related operating boards and committees, as well as advisory committees for Holiday Inns, Sheraton Hotels and the City of Chicago and the Board of Trustees for Columbia College. Mr. Rijos is a certified hospitality administrator.

R. Stanley Young became our Executive Vice President and Chief Financial Officer in August 2005. Previously, Mr. Young served as Executive Vice President, Chief Financial Officer and Treasurer of BLC since December 1999. From August 1998 to December 1999, Mr. Young was Senior Vice President—Finance and Treasurer of BLC. From 1977 to 1998, Mr. Young practiced public accounting with KPMG LLP, where he was admitted to the partnership in 1987. Mr. Young is a certified public accountant. Mr. Young will retire on March 30, 2007.

Kristin A. Ferge became our Executive Vice President and Treasurer in August 2005 and our Chief Administrative Officer in March 2007. Ms. Ferge previously served as Vice President, Chief Financial Officer and Treasurer of Alterra from December 2003 until August 2005. From April 2000 through December 2003, Ms. Ferge served as Alterra’s Vice President of Finance and Treasurer. Prior to joining Alterra, she worked in the audit division of KPMG LLP. Ms. Ferge is a certified public accountant.

T. Andrew Smith became our Executive Vice President, General Counsel and Secretary in October 2006. Previously, Mr. Smith was with Bass, Berry & Sims PLC in Nashville, Tennessee from 1985 to 2006. Mr. Smith was a member of that firm’s corporate and securities group, and served as the chair of the firm’s healthcare group.

Gregory B. Richard became our Executive Vice President in July 2006. Previously, Mr. Richard served as Executive Vice President and Chief Operating Officer of ARC since January 2003 and previously served as its Executive Vice President-Community Operations since January 2000. Mr. Richard was formerly with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this, Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

George T. Hicks became our Executive Vice President in July 2006. Previously, Mr. Hicks served as Executive Vice President-Finance and Internal Audit, Secretary and Treasurer of ARC since September 1993. Mr. Hicks had served in various capacities for ARC’s predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President-Finance and Treasurer from November 1989 to September 1993.

Bryan D. Richardson became our Executive Vice President in July 2006 and our Chief Accounting Officer in September 2006. Previously, Mr. Richardson served as Executive Vice President-Finance and Chief Financial Officer of ARC since April 2003 and previously served as its Senior Vice President-Finance since April 2000. Mr. Richardson was formerly with a national graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994. Mr. Richardson was previously with the national public accounting firm PriceWaterhouseCoopers.

H. Todd Kaestner became our Executive Vice President in July 2006. Previously, Mr. Kaestner served as Executive Vice President-Corporate Development of ARC since September 1993. Mr. Kaestner served in various capacities for ARC’s predecessors since 1985, including Vice President-Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

Paul A. Froning became our Executive Vice President and Chief Investment Officer in November 2006, having served as our Senior Vice President and Chief Investment Officer since 2005. Previously, Mr. Froning had worked for nearly 15 years in private equity and investment banking, most recently as a director of acquisitions at JER Partners, the private equity real estate investment management division of the J.E. Robert Companies, from 2000 to 2005.

Mark A. Kultgen became our Executive Vice President in September 2006. Previously, Mr. Kultgen was a partner with the national public accounting firm KPMG LLP from 2001 to 2006. His practice focused on accounting, corporate governance, auditing and control compliance. Prior to joining KPMG LLP, Mr. Kultgen was with Ernst & Young LLP from 1981 to 2001, serving in a number of roles in the firm’s audit and advisory divisions. Mr. Kultgen is a certified public accountant.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the New York Stock Exchange, or the NYSE, under the symbol ‘‘BKD’’ since our initial public offering on November 22, 2005. The following table shows, for the periods indicated, the high and low sale prices of our common stock as reported by the NYSE since our initial public offering on November 22, 2005 and dividend information.

	High	Low	Dividends Declared
Fiscal Year Ended December 31, 2006:
First Quarter	$39.65	$29.30	$0.35
Second Quarter	$54.25	$36.29	$0.35
Third Quarter	$49.24	$39.80	$0.40
Fourth Quarter	$49.19	$43.31	$0.45
Fiscal Year Ended December 31, 2005:
From November 22, 2005 through December 31, 2005	$31.73	$23.00	$0.25

Prior to our initial public offering, we also paid a dividend of $0.25 per share to our stockholders on September 30, 2005.

The closing sale price of our common stock as reported on the NYSE on March 5, 2007 was $46.01 per share. As of that date, there were approximately 534 holders of record of our common stock.

Dividend Policy

We intend to continue to pay regular quarterly dividends to the holders of our common stock. However, our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units/beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. We expect to pay dividends that exceed our net income for the relevant period as calculated in accordance with GAAP. The failure to pay or maintain dividends would adversely affect our stock price.

Recent Sales of Unregistered Securities

On July 25, 2006, pursuant to a previously executed Investment Agreement, we sold an aggregate of 17,600,867 shares of our common stock to RIC Coinvestment Fund LP, a Delaware limited partnership (the ‘‘Investor’’), which is a fund managed by an affiliate of Fortress, our largest stockholder, for a cash price of $36.87 per share, resulting in approximately $650.0 million of gross proceeds to us. The issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale of these securities were used to partially fund the ARC Merger.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated and combined financial data as of and for each of the years in the five-year period ended December 31, 2006. The combined financial statement includes Brookdale Living Communities, Inc. for all periods presented, Alterra Healthcare Corporation, effective December 1, 2003, and the acquisition of ARC, effective July 25, 2006. Other acquisitions are discussed in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ You should read this information in conjunction with the information under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ ‘‘Business’’ and our historical consolidated and combined financial statements and the related notes thereto included elsewhere in this report. Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2006 have been derived from our audited financial statements.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data (in thousands, except per share data):
Revenue	$1,309,913	$790,577	$660,872	$222,584	$161,516
Facility operating expenses	819,801	493,887	415,169	133,119	92,980
General and administrative expenses (including non-cash stock compensation of $26,612 and $22,680 respectively, for 2006 and 2005)	117,897	81,696	43,640	15,997	12,540
Facility lease expense	228,779	189,339	99,997	30,744	31,003
Depreciation and amortization	188,129	47,048	50,153	21,383	13,650
Total operating expenses	1,354,606	811,970	608,959	201,243	150,173
Income (loss) from operations	(44,693)	(21,393)	51,913	21,341	11,343
Interest income	6,810	3,788	637	14,037	18,004
Interest expense:
Debt	(97,694)	(46,248)	(63,634)	(25,106)	(9,490)
Amortization of deferred financing costs	(5,061)	(2,835)	(2,154)	(1,097)	(58)
Change in fair value of derivatives and amortization	(38)	3,992	3,176	—	—
Loss (gain) on extinguishment of debt	(1,526)	(3,996)	1,051	12,511	—
Loss on sale of properties	—	—	—	(24,513)	—
Equity in earnings (loss) of unconsolidated ventures	(3,705)	(838)	(931)	318	584
Other	—	—	(114)	—	—
Income (loss) before taxes	(145,907)	(67,530)	(10,056)	(2,509)	20,383
(Provision) benefit for income taxes	38,491	97	(11,111)	(139)	(8,666)
Income (loss) before minority interest	(107,416)	(67,433)	(21,167)	(2,648)	11,717
Minority interest	(671)	16,575	11,734	1,284	(5,262)
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(108,087)	(50,858)	(9,433)	(1,364)	6,455
Loss on discontinued operations	—	(128)	(361)	(322)	—
Cumulative effect of a change in accounting principle, net of income taxes of $8,095	—	—	—	(7,277)	—
Net income (loss)	$(108,087)	$(50,986)	$(9,794)	$(8,963)	$6,455

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Basic and diluted loss per share:(1)
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(1.34)	$(1.35)	$(0.49)	$(0.12)	$0.62
Loss on discontinued operations	—	—	(0.02)	(0.03)	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.65)	—
Net income (loss)	$(1.34)	$(1.35)	$(0.51)	$(0.80)	$0.62
Weighted average common shares used in computing basic and diluted loss per share	80,842	37,636	19,185	11,142	10,411
Dividends declared per common share	$1.55	$0.50	—	—	—
Other Operating Data:
Number of facilities (at end of period)	546	383	367	359	60
Total units operated	51,271	30,057	26,208	24,423	11,334
Occupancy rate	91.1%	89.6%	89.4%	87.5%	91.0%
Average monthly revenue per unit/bed	$3,265	$2,991	$2,827	$2,660	$2,516

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data (in thousands):
Cash and cash equivalents	$68,034	$77,682	$86,858	$56,468	$2,172
Total assets	4,742,455	1,697,811	746,625	1,656,582	730,298
Total debt	1,873,343	754,301	371,037	1,044,736	290,483
Total equity	1,764,012	630,403	40,091	237,744	183,807

(1)	Earnings per share for periods prior to our formation on September 30, 2005 have been presented as if the common shares described in note 1 to the consolidated and combined financial statements had been issued and were outstanding for the periods in which FIG controlled BLC, Alterra, FIT REN and Fortress CCRC. Prior to September 30, 2005, non-FIG shareholders have been presented as minority interests.

Prior to October 1, 2006, we qualified for hedge accounting on designated swap investments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, with the effective portion of the change in fair value of the derivative recorded in other comprehensive income and the ineffective portion included in the change in fair value of derivatives in the statement of operations.

On October 1, 2006, we elected to discontinue hedge accounting prospectively for the previously designated swap instruments. Consequently, the gains and losses accumulated in other comprehensive income at that date related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt. In the future, if the underlying hedged debt is extinguished or refinanced, the remaining unamortized gain or loss in accumulated other comprehensive income will be recognized in net income. Although hedge accounting was discontinued on October 1, 2006, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet and the change in fair value beginning October 1, 2006 has been included in the consolidated statement of operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our ‘‘Selected Financial Data’’ and our consolidated and combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Please see ‘‘Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995’’ for more information. Factors that could cause such differences include those described in ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.

Executive Overview

As of December 31, 2006, we are the largest operator of senior living facilities in the United States based on total capacity with 546 facilities in 35 states and the ability to serve over 51,000 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. As of December 31, 2006, we operated four business segments in which we have 66 independent living facilities with 11,986 units/beds, 408 assisted living facilities with 20,974 units/beds, 48 continuing care retirement communities, or CCRCs, with 13,763 units/beds and 24 facilities with 4,548 units/beds for our management services. As of December 31, 2006, our facilities were 91.4% occupied. We generate over 92% of our revenues from private pay customers. In addition, we control all financial and operational decisions regarding our facilities through property ownership and long-term leases. As of December 31, 2006, we are in compliance with the financial covenants of our debt and lease agreements. We believe we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services. For the year ended December 31, 2006, 34.7% of our revenues were generated from owned facilities, 64.9% from leased facilities and 0.4% from management fees from facilities we operate on behalf of third parties.

We were formed in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra. BLC and Alterra had been operating independently since 1986 and 1981, respectively. Since December 2003, BLC and Alterra were under the common control of Fortress Investment Group (‘‘Fortress’’). As of December 31, 2006, funds managed by affiliates of Fortress beneficially own 61,007,867 shares, or approximately 60%, of our common stock. On November 22, 2005, we completed our initial public offering and on July 25, 2006, we completed a follow-on equity offering in connection with the acquisition of ARC. On July 25, 2006, pursuant to a previously executed Investment Agreement, we sold shares of our common stock to RIC Coinvestment Fund LP, which is a fund managed by an affiliate of Fortress. The proceeds from the sale were used to partially fund the acquisition of ARC.

We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; (iii) expansion of our ancillary service programs (including therapy and home health services); (iv) expansion of our existing facilities; and (v) the realization of economies of scale. Given the size and breadth of our nationwide platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry, including independent living, assisted living, CCRC and skilled nursing assets. From January 2001 through December 31, 2006, we commenced leasing or acquired the ownership or management of 248 senior living facilities (not including those facilities we acquired and subsequently disposed of) with approximately 33,500 units/beds. Since our initial public offering in November 2005, we have purchased or committed to purchase approximately $3.6 billion in senior housing assets representing 222 facilities with approximately 27,500 units/beds.

Our senior living facilities offer residents a supportive ‘‘home-like’’ setting, assistance with activities of daily living, or ADLs, and, in a few facilities, licensed skilled nursing services. We also provide ancillary services, including therapy services, to our residents. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to ‘‘age-in-place’’ and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are burdened with care decisions for their elderly relatives.

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

Growing consumer awareness among seniors and their families concerning the types of services provided by independent and assisted living operators has further contributed to the opportunities in the senior living industry. Also, seniors currently possess greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and, despite recent weakening in national housing markets, equity from the sale of private homes.

Challenges in our industry include increased state and local regulation of the assisted living industry, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care, for our employees. Increases in the costs of utilities and real estate taxes may also have a negative impact on our financial results.

Historically, we have leased facilities under long-term leases. We intend to finance our future acquisitions primarily through a combination of traditional mortgage debt and equity and to reduce our use of sale-leaseback transactions. As a result, we expect the overall percentage of our revenues derived from our leased portfolio to decline. From a business standpoint, there is no fundamental difference in the way we manage the operations of our leased versus owned facilities, while from a financial standpoint, financing future acquisitions with traditional mortgage financing and equity is expected to generate more cash flow to distribute to our stockholders and the opportunity to generate additional proceeds from future refinancing opportunities.

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

Acquisition of American Retirement Corporation

On July 25, 2006, we completed the acquisition of ARC. Under the terms of the merger agreement, we acquired all outstanding shares of ARC for an aggregate purchase price of approximately $1.2 billion, or $33.00 per share, in cash, plus the assumption of $268.3 million of debt and capitalized lease obligations (the ‘‘ARC Merger’’). In connection with the ARC Merger, RIC Coinvestment Fund LP, a fund managed by an affiliate of Fortress (‘‘Investor’’), committed to purchase up to $1.3 billion in the aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million and on July 25, 2006, issued the Investor 17,600,867 of our common stock at $36.93 per share for aggregate net proceeds of $650.0 million. The acquisition of ARC was recorded using the purchase method and the purchase price was allocated to ARC’s assets and liabilities based on their estimated fair values.

On July 25, 2006, in connection with the ARC Merger, we completed a follow-on equity offering pursuant to which we issued and sold 17,721,519 primary shares, and an existing stockholder, Health

Partners, which is an affiliate of Capital Z Partners, sold 4,399,999 shares (including 2,885,415 shares pursuant to the option granted by Health Partners to the underwriters to purchase up to an additional 2,885,415 shares of common stock to cover over-allotments). The shares were issued at a price of $39.50 per common share. We did not receive any proceeds from the shares sold by Health Partners. In connection with the acquisition of ARC, certain executives of ARC purchased 475,681 shares of our common stock at $38.07 per share. In connection with the follow-on equity offering, we received net proceeds of approximately $672.8 million, after deducting an aggregate of $24.5 million in underwriting discounts and commissions paid to the underwriters and $2.4 million in other direct expenses incurred in connection with the offering. Funds managed by affiliates of Fortress, which beneficially owned over 65% of our common stock prior to the consummation of the offering, did not sell any shares in the offering and after completion of the offering continued to own approximately 60% of the outstanding shares of our common stock.

See note 15 to the consolidated financial statements for further discussion of the ARC Merger and other acquisitions.

Segments

We currently have four reportable segments: independent living; assisted living; retirement centers/CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

In connection with the integration of ARC’s operations into our business, which increased our resident capacity nearly 50%, we have recently reorganized our operating divisions into the Chicago Operating Group, the Milwaukee Operating Group and the Nashville Operating Group. The Chicago Operating Group is now primarily responsible for the operation of our independent living facilities, the Milwaukee Operating Group is now primarily responsible for the operation of our freestanding assisted living facilities (including memory care facilities) and the Nashville Operating Group is now primarily responsible for the operation of our retirement centers/CCRC facilities.

In light of these organizational changes, we determined that it was necessary to revise our reportable segments to correspond to the new Operating Group Structure. We have retained the management services segment, as the organizational changes detailed above did not impact that segment. Our management services segment includes the results of facilities that we operate on behalf of third parties pursuant to management agreements.

Independent Living.    Our independent living facilities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service. The majority of our independent living facilities consist of both independent living and assisted living units in a single facility, which allows residents to ‘‘age-in-place’’ by providing them with a continuum of senior independent and assisted living services. Our independent living facilities are large multi-story buildings containing an average capacity of 182 units/beds. As of December 31, 2006, our independent living segment operated 66 independent living facilities, with an aggregate capacity of 11,986 units/beds, representing approximately 23% of the total unit/bed capacity of our facilities.

Assisted Living.    Our assisted living facilities offer housing and 24-hour assistance with activities of daily life (‘‘ADLs’’) to mid-acuity frail and elderly residents. Our assisted living facilities include both freestanding, multi-story facilities with more than 30 beds and smaller, freestanding single story facilities with less than 30 beds. We also operate memory care facilities, which are freestanding assisted living facilities specially designed for residents with Alzheimer’s disease and other dementias. Our memory care facilities have from 20 to 60 beds and some are part of a campus setting, which includes a freestanding assisted living facility. As of December 31, 2006, our assisted living segment operated 408 assisted living facilities (including 78 memory care facilities), with an aggregate capacity of 20,974 units/beds, representing approximately 41% of the total unit/bed capacity of our facilities.

Retirement Centers/CCRCs.    Our retirement centers/CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health.

Most of our retirement centers/CCRCs are larger campuses that have independent living, assisted living and skilled nursing. As of December 31, 2006, our retirement centers/CCRCs segment operated 48 facilities, with an aggregate capacity of 13,763 units/beds, representing approximately 27% of the total unit/bed capacity of our facilities.

Management Services.    Our management services segment includes 24 facilities owned by third parties and affiliates and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. As of December 31, 2006, these 24 facilities had an aggregate capacity of 4,548 units/beds, representing approximately 9% of the total unit/bed capacity of our facilities.

Revenues

We generate all of our revenues from resident fees (including monthly service fees, amortization of entrance fees and ancillary services fees) and management fees. For the years ended December 31, 2006, 2005 and 2004, approximately 99.6% and 0.4%, 99.5% and 0.5%, and 99.5% and 0.5% of our revenues were generated from resident fees and management fees, respectively.

Resident Fees.    We generate resident fee revenue on a monthly basis from each resident in each facility that we own and operate or lease and operate. The rates we charge are highly dependent on local market conditions and the competitive environment in which the facilities operate. Substantially all of our independent and assisted living residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than every 12 or 13 months, or monthly, respectively, thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any such pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. In addition, regulations governing assisted living facilities in several states stipulate that each resident must have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, a majority of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days notice. Our independent living facilities generally allow residents to terminate their leases upon the need for a higher level of care not provided at the facility or death. Upon termination of a lease, the resident is usually obligated to pay rent for the lesser of 60 days after he or she vacates the unit or until the unit is rented by another resident.

We derive over 92% of our resident fees from private pay sources. Our resident fees are generally paid on a monthly basis in advance, by residents, their families or other responsible parties, typically out of personal income, assets or other savings. As a result, economic downturns or changes in demographics, among other things, could impact our ability to charge and collect resident fees. Charges for ancillary services provided to our residents are billed in arrears.

On average, for the years ended December 31, 2006, 2005 and 2004, we generated resident fees, excluding amortization of entrance fees, of approximately $3,265, $2,991 and $2,827 per unit/bed per month, respectively, and approximately $1,304.3 million, $786.7 million and $657.3 million, respectively, in aggregate resident fee revenue. The increases were primarily attributable to 2006 and 2005 acquisitions along with increases in occupancy rates and ancillary services.

Ten of our retirement centers/CCRCs are entrance fee communities, in which residents in the independent living apartment units pay a one-time upfront entrance fee. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based upon an actuarial valuation. The refundable portion is generally refundable upon the sale of the unit, or in certain agreements upon the resale of a comparable unit or 12 months after the resident vacates the unit. In certain facilities, the resident receives a percentage of the appreciation of the unit upon resale of the unit. All refundable amounts due to residents at any time in the future are classified as current liabilities.

Management Fees.    Management fees are monthly fees that we collect from owners of facilities for which we are the manager. Management fees typically range from 2.8% to 5.0% of the facility’s total gross revenues. All management fees are recognized as revenues when services are provided. For the years ended December 31, 2006, 2005 and 2004, we earned approximately $5.6 million, $3.9 million and $3.5 million, respectively, in management fee revenue.

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

Recent Acquisition Activity

Our financial results are impacted by the timing, size and number of acquisitions, leases and sale-leasebacks we complete in a period. From January 2001 through December 31, 2006 the number of facilities we owned, leased or managed increased by 248, which resulted in an increase of approximately 33,500 units/beds, for an aggregate purchase price or lease value of approximately $3.6 billion. The following is a summary of our recent acquisition activity.

On April 5, 2005, an affiliate of Fortress, Fortress CCRC Acquisition LLC, or Fortress CCRC, purchased eight facilities for a combined purchase price of approximately $210.5 million, including closing costs and including the assumption of $24.4 million of refundable entrance fee obligations, which was allocated $199.5 million to real estate and $11.0 million to lease intangibles. Fortress sold two facilities shortly thereafter at no gain or loss on sale. We refer to these facilities as the ‘‘Fortress CCRC Portfolio’’. We acquired these facilities from Fortress in connection with our formation transactions.

On June 21, 2005, an affiliate or Fortress, FIT REN LLC, or FIT REN, purchased eight facilities for an aggregate of approximately $258.0 million, including closing costs, which was allocated as follows: $251.9 million to real estate and $6.1 million to lease intangibles. In connection with the purchase, FIT REN obtained $151.4 million of first mortgage financing. Prior to the acquisition, FIT REN entered into a $170.0 million forward swap and incurred a loss of $2.4 million. The loss is included in other comprehensive loss and amortized as an adjustment to interest expense over the term of the debt. We acquired these facilities from Fortress in connection with our formation transactions.

On July 22, 2005, FIT REN acquired a ninth facility located in Santa Monica, California for approximately $27.9 million. We refer to these nine facilities as the ‘‘Prudential Portfolio’’. At closing, FIT REN terminated the remaining $19.0 million forward swap and incurred a loss of $0.2 million which will be included in other comprehensive income and amortized as an adjustment to interest expense over the term of the debt. We acquired this facility from Fortress in connection with our formation transactions.

On December 22, 2005, we acquired four facilities with 187 units/beds from Merrill Gardens for an aggregate purchase price of approximately $16.3 million. We refer to these facilities as the ‘‘Merrill Gardens Portfolio’’. On November 30, 2005, we completed our acquisition of six facilities (237 units/beds) from Omega Healthcare Investors, Inc. pursuant to our exercise of a purchase option, for an aggregate purchase price of $20.4 million. We refer to these facilities as the ‘‘Omega Portfolio’’. These acquisitions were financed in part by $24.0 million of first mortgage financing bearing interest at a variable rate of LIBOR plus 1.70% and in part using a portion of the proceeds from our initial public offering.

On December 30, 2005, we acquired from Capstead Mortgage Corporation all of the outstanding stock of CMCP-Properties, Inc. (‘‘CMCP’’), which owns six senior living facilities with 1,394 units/beds that we operated since May 2002 under a long-term operating lease. We refer to this transaction as the ‘‘Chambrel’’ transaction. We paid approximately $57.5 million in cash to acquire all of the outstanding stock of CMCP, and assumed $119.8 million of debt and $5.2 million of working capital and cash and investments-restricted. In connection with the acquisition, we obtained a $30.0 million first mortgage loan related to one facility that refinanced the existing $18.9 million first mortgage loan on that facility, and we incurred a loss of $2.5 million in connection with the early extinguishment of debt.

On February 28, 2006, we acquired two facilities in Orlando, Florida with 114 units/beds from Orlando Madison Ivy, LLC for an aggregate purchase price of approximately $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in December 2008, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed.

On March 28, 2006, we acquired 17 assisted living facilities with 852 units/beds from the Wellington Group LLC for approximately $79.5 million. We refer to these facilities as the ‘‘Wellington Portfolio’’. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and is divided into 13 owned and four leased facilities. In connection with the acquisition, we obtained a $52.6 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed.

On March 31, 2006, we acquired seven owned senior living facilities, with 1,021 units/beds from American Senior Living L.P. for an aggregate purchase price of approximately $92.1 million. We refer to these facilities as the ‘‘Liberty Owned Portfolio’’. The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, bearing interest at LIBOR plus 1.75%, payable interest only through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. On July 27, 2006, we completed the acquisition of ten leasehold senior living facilities with 852 units/beds from American Senior Living L.P. for $51.1 million (the ‘‘Liberty II Portfolio’’). The Liberty II Portfolio is located in Alabama, California, Delaware, Florida, Louisiana, Ohio, Tennessee, Virginia and Washington. In connection with the transaction, we purchased five facilities from the lessor and obtained $33.0 million of first mortgage financing bearing interest at 9.8%, payable interest only until maturity in 2009.

On April 7, 2006, we acquired Southern Assisted Living Inc. consisting of 41 leased facilities with 2,887 units/beds for approximately $82.9 million. We refer to these facilities as the ‘‘SALI Portfolio’’. Also included in the transaction was one property managed by SALI for a third party with 155 independent and assisted living units/beds. We terminated the management contract on September 27, 2006. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.

On April 28, 2006, we acquired five facilities with 821 units/beds for approximately $179.5 million from AEW Capital Management. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus a weighted average of 1.50%, payable interest only through maturity in May 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. On August 31, 2006, we completed the acquisition of a skilled nursing component of one of the purchased facilities for approximately $9.4 million. In connection with the acquisition, we obtained a $6.5 million first mortgage loan, bearing interest at LIBOR plus 2.50%, payable interest only through maturity in May 2009. We refer to these facilities collectively as the ‘‘AEW Portfolio’’. The AEW Portfolio is located in California, Ohio and Washington and is comprised of six independent living, assisted living and CCRC facilities with a total of 1,025 units/beds. On September 30, 2006, we closed on an interim agreement with an affiliate of AEW Capital Management to (i) loan approximately $12.4 million to the AEW affiliate pending lender approval of our acquiring one additional facility from AEW and our assuming the outstanding mortgage loan related to the facility and (ii) take over the management of the facility (84 units/beds). The loan is due the earlier of (i) June 30, 2007, or (ii) the date on which the lender approves the assumption of the existing mortgage loan by us. The loan bears interest in an amount equal to the facility’s net cash flow (as defined) or the maximum permissible by law. For financial reporting purposes, we evaluated our relationship with the entity that owns the facility pursuant to FIN 46R and determined that the entity is a VIE for which we are the primary beneficiary and accordingly, consolidated the entity as of September 30, 2006.

On May 1, 2006, we acquired four owned senior living facilities with 262 units/beds located in Florida from Southland Suites for approximately $24.0 million. We refer to these facilities as the ‘‘Southland Portfolio’’. On May 18, 2006, we obtained $16.1 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The loan is combined with the financing of and is also secured by the AEW-New Jersey Portfolio described below.

On June 30, 2006, we acquired two facilities with 193 units/beds from AEW II Corporation for approximately $37.8 million. We refer to these facilities, which are located in New Jersey, as the ‘‘AEW-New Jersey Portfolio’’. Concurrent with the closing, we obtained $24.9 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The loan is combined with the financing of and is also secured by the Southland Portfolio.

On July 25, 2006, we acquired ARC. Under the terms of the merger agreement, we acquired all outstanding shares of ARC for an aggregate purchase price of $1.2 billion, or $33.00 per share, in cash, plus the assumption of $268.3 million of debt and capitalized lease obligations. In connection with the ARC Merger, a fund managed by an affiliate of Fortress (‘‘Investor’’) committed to purchase up to $1.3 billion in the aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million and on July 25, 2006, issued the Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million.

On November 30, 2006, we acquired a 163 unit/bed facility in Tampa, Florida for approximately $21.5 million (before closing costs). Prior to the acquisition, we owned a 1.99% general partner interest and a 19.42% limited partnership interest in the partnerships that owned the facility and managed it. We expect to obtain a five-year, $11.5 million first mortgage loan for the facility bearing interest at LIBOR plus .98%, payable interest only until maturity, however, there can be no assurance that the loan will close or on the terms described herein. We have entered into an interest rate swap to convert the expected loan from floating to fixed.

On November 30, 2006, we acquired the lessor’s interest in 30 communities with 1,476 units/beds for approximately $148.6 million before closing costs. Prior to the transaction, these properties were leased and operated by us and were owned by Nationwide Health Properties, Inc., or NHP. The facilities are located in Colorado, Florida, Idaho, Ohio, Oklahoma, Oregon, South Carolina and Texas.

On December 19, 2006, we signed a definitive agreement to acquire two senior living communities for $101.0 million. The two facilities are currently leased and operated by us and owned by private investors. The communities are located in Ohio and North Carolina and comprise 675 unit/beds in the aggregate. The purchase is expected to close on or before March 31, 2007, subject to the satisfaction of customary closing conditions.

On January 24, 2007, we purchased the interests held by our joint venture partners in a 114 unit/bed facility located in Flint, Michigan for approximately $3.9 million. Accordingly, the facility is now 100% owned by us and will be consolidated in our operations.

On January 16, 2007 and January 24, 2007, we financed the NHP and Flint acquisitions by obtaining $130.0 million of first mortgage financing bearing interest at LIBOR plus 1.15%, payable interest only through February 1, 2012. We also entered into interest rate swaps to convert the loan from floating to fixed. The loan is secured by 27 of the NHP facilities and the Flint facility and is partially secured by a $7.4 million letter of credit that will be released upon achievement of certain debt service coverage ratios.

Results of Operations

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of our formation transaction on September 30, 2005 and our acquisitions during 2006 and 2005. See note 15 to the consolidated and combined financial statements for detailed information regarding 2006 and 2005 acquisitions ($ in 000’s):

	For the Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
Statement of Operations Data:
Revenue
Resident fees:
Independent Living	$393,940	$314,503	$79,437	25.3%
Assisted Living	621,625	419,541	202,084	48.2%
Retirement Centers/CCRCs	288,731	52,671	236,060	448.2%
Total resident fees	1,304,296	786,715	517,581	65.8%
Management services	5,617	3,862	1,755	45.4%
Total revenue	1,309,913	790,577	519,336	65.7%
Expenses
Facility operating:
Independent Living	225,460	181,750	43,710	24.0%
Assisted Living	387,067	269,592	117,475	43.6%
Retirement Centers/CCRCs	207,274	42,545	164,729	387.2%
Total facility operating expenses	819,801	493,887	325,914	66.0%
General and administrative	117,897	81,696	36,201	44.3%
Lease expense	228,779	189,339	39,440	20.8%
Depreciation and amortization	188,129	47,048	141,081	299.9%
Total operating expenses	1,354,606	811,970	542,636	66.8%
Loss from operations	(44,693)	(21,393)	(23,300)	(108.9%)
Interest income	6,810	3,788	3,022	79.8%
Interest expense:
Debt	(97,694)	(46,248)	(51,446)	(111.2%)
Amortization of deferred financing costs	(5,061)	(2,835)	(2,226)	(78.5%)
Change in fair value of derivatives and amortization	(38)	3,992	(4,030)	(101.0%)
Gain on extinguishment of debt	(1,526)	(3,996)	2,470	61.8%
Equity in loss of unconsolidated ventures	(3,705)	(838)	(2,867)	(342.1%)
Loss before income taxes	(145,907)	(67,530)	(78,377)	(116.1%)
Benefit for income taxes	38,491	97	38,394	39,581.4%
Loss before minority interest	(107,416)	(67,433)	(39,983)	(59.3%)
Minority interest	(671)	16,575	(17,246)	(104.0%)
Loss before discontinued operations	(108,087)	(50,858)	(57,229)	(112.5%)
Loss on discontinued operations	—	(128)	128	—
Net loss	$(108,087)	$(50,986)	$(57,101)	(112.0%)

	For the Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
Selected Operating and Other Data:
Total number of facilities (at end of period)	546	383	163	42.6%
Total units/beds operated(1)	51,271	30,057	21,214	70.6%
Owned/leased facilities units/beds	46,723	26,807	19,916	74.3%
Owned/leased facilities occupancy rate:
Period end	91.1%	89.6%	1.5%	1.7%
Weighted average	90.4%	88.9%	1.5%	1.7%
Average monthly revenue per unit/bed(2)	$3,265	$2,991	$274	9.2%
Selected Segment Operating and Other Data
Independent Living:
Number of Facilities (period end)	66	58	8	13.8%
Total Units/beds(1)	11,986	10,744	1,242	11.6%
Occupancy Rate:
Period end	92.8%	93.0%	(0.2%)	(0.2%)
Weighted average	92.4%	92.8%	(0.4%)	(0.4%)
Average monthly rate per unit/bed(2)	$3,033	$2,796	$237	8.5%
Assisted Living:
Number of Facilities (period end)	408	303	105	34.7%
Total Units/beds(1)	20,974	13,247	7,727	58.3%
Occupancy Rate:
Period end	89.8%	88.4%	1.4%	1.6%
Weighted average	89.8%	87.2%	2.6%	3.0%
Average monthly rate per unit/bed(2)	$3,202	$3,090	$112	3.6%
Retirement Centers/CCRCs:
Number of Facilities (period end)	48	6	42	700.0%
Total Units/beds(1)	13,763	2,816	10,947	388.7%
Occupancy Rate:
Period end	92.1%	79.5%	12.6%	15.8%
Weighted average	88.8%	79.1%	9.7%	12.3%
Average monthly rate per unit/bed(2)	$3,799	$3,572	$227	6.4%
Management Services:
Number of Facilities (period end)	24	16	8	50.0%
Total Units/beds(1)	4,548	3,250	1,298	39.9%
Occupancy Rate:
Period end	92.6%	88.4%	4.2%	4.8%
Weighted average	92.6%	84.5%	8.1%	9.6%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly rate per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by occupied units/beds at the end of the period averaged over the respective period presented.

Revenues

Total revenues increased primarily due to increases in resident fees of approximately $517.6 million, or 65.8%, and an increase in management fees of $1.8 million, or 45.4%.

Resident fee revenue

Resident fees increased by approximately $53.6 million, or 7.5%, at the 348 facilities we operated during both periods. The remaining increase in resident fee revenue was primarily due to the acquisition of ARC and additional acquisitions during 2006 and a full year of operations for the 2005 acquisitions.

Independent living revenue increased $79.4 million, or 25.3%, primarily due to the acquisition of ARC and additional acquisitions during 2006 and a full year of operations for the 2005 acquisitions. The inclusion of these facilities offset increases in occupancy and average rate for the facilities operated in the same period in the prior year.

Assisted living revenue increased $202.1 million, or 48.2%, primarily due to the acquisition of ARC and additional acquisitions during 2006, a 3.0% increase in average occupancy and a 3.6% increase in average monthly rent per unit/bed.

Retirement centers/CCRCs revenue increased $236.1 million, or 448.2%, primarily due to the acquisition of ARC and additional acquisitions in 2006 and a full year of operations of the Fortress CCRC Portfolio acquired in April 2005.

Management fee revenue

Management fee revenue increased over this period primarily due to the acquisition of ARC, partially offset by the termination of ten management agreements during 2006, net of termination fees received of $0.6 million.

Operating Expenses and Other

The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $325.9 million, or 66.0%; (ii) general and administrative expenses increased $36.2 million, or 44.3%; (iii) lease expenses increased $39.4 million, or 20.8%; and (iv) depreciation and amortization expenses increased $141.1 million, or 299.9%.

Explanations of significant variances noted in individual line-item expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 are as follows:

•	Of our increased facility operating expenses, $16.3 million, or 3.7% of the increase, was attributable to the 348 facilities we operated during both periods. The remaining increase was primarily due to increases in salaries, wages and benefits, the inclusion of the operations of ARC and additional 2006 acquisitions and a full year of the operations of 2005 acquisitions, partially offset by cost savings from new vendor supply contracts and renegotiations.

Independent living operating expenses increased $43.7 million, or 24.0%, primarily due to the acquisition of ARC and additional 2006 acquisitions and a full year of the operations of 2005 acquisitions. The balance was primarily due to increases in salaries, wages and benefits.

Assisted living operating expenses increased $117.5 million, or 43.6%, primarily due to increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents and partially offset by a non-cash benefit of $4.1 million and $4.7 million for the years ended December 31, 2006 and 2005, respectively, related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

Retirement centers/CCRC operating expenses increased $164.7 million, or 387.2%, primarily due to the acquisition of ARC and a full year of operations of the Fortress CCRC Portfolio acquired in April 2005.

•	General and administrative expenses increased $36.2 million, or 44.3%, primarily as a result of a $10.9 million increase of merger and integration costs, $3.9 million increase of non-cash compensation expense in connection with restricted stock grants, an increase in salaries, wages and benefits, and an increase in the number of employees in connection with the acquisition of ARC. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage was 5.4% for each of the years ended December 31, 2006 and 2005, calculated as follows ($ in 000’s):

	Year Ended December 31,
	2006	2005
Resident fee revenues	$1,304,296	$786,715
Resident fee revenues under management	73,507	77,375
Total	$1,377,803	$864,090
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $43.4 million and $35.2 million in 2006 and 2005, respectively, with 2005 including bonuses in connection with a restricted stock grant)	$74,449	$46,504
General and administrative expenses as % of total revenues	5.4%	5.4%

•	Lease expense increased $39.4 million, or 20.8%, primarily due to the addition of 55 operating leases in connection with acquisitions partially offset by the November 30, 2006 purchase of 30 facilities previously leased by us.

•	Total depreciation and amortization expense increased by $141.1 million, or 299.9%, primarily due to the acquisition of ARC and additional acquisitions described in note 15 to the consolidated and combined financial statements.

•	Interest income increased $3.0 million, or 79.8%, primarily due to the acquisition of ARC and an increase in cash and cash equivalents invested from our follow-on equity offering, and cash generated from operations, partially offset by a decrease in interest income from lease security deposits and cash and investment restricted as a result of issuing letters of credit to secure our obligations.

•	Interest expense increased $55.2 million, or 112.5%, primarily due to approximately $1.2 billion of new debt assumed or incurred in connection with the acquisition of ARC and with our 2006 acquisitions and issuance of additional letters of credit.

•	Benefit for income taxes increased $38.4 million primarily due to the ARC acquisition and additional acquisitions during 2006 and 2005 that allowed us to reduce our valuation allowance.

•	Minority interest decreased $17.2 million, or 104.0%, primarily due to the completion of the initial public offering, partially offset by minority interest attributable to the limited partnerships consolidated pursuant to EITF 04-5. Prior to completion of the initial public offering, the non-Fortress owners were classified as minority interest pursuant to EITF 02-5.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of our formation transaction on September 30, 2005 and our acquisitions during 2005. See note 15 to the consolidated and combined financial statements for detailed information regarding 2005 acquisitions ($ in 000’s):

	For the Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Statement of Operations Data:
Revenue
Resident fees:
Independent Living	$314,503	$263,609	50,894	19.3%
Assisted Living	419,541	393,718	25,823	6.6%
Retirement Centers/CCRCs	52,671	—	52,671	100.0%
Total resident fees	786,715	657,327	129,388	19.7%
Management services	3,862	3,545	317	8.9%
Total revenues	790,577	660,872	129,705	19.6%
Expenses
Facility operating:
Independent Living	181,750	158,644	23,106	14.6%
Assisted Living	269,592	256,525	13,067	5.1%
Retirement Centers/CCRCs	42,545	—	42,545	100.0%
Total facility operating expenses	493,887	415,169	78,718	19.0%
General and administrative	81,696	43,640	38,056	87.2%
Lease expense	189,339	99,997	89,342	89.3%
Depreciation and amortization	47,048	50,153	(3,105)	(6.2%)
Total operating expenses	811,970	608,959	203,011	33.3%
Income (loss) from operations	(21,393)	51,913	(73,306)	(141.2%)
Interest income	3,788	637	3,151	494.7%
Interest expense:
Debt	(46,248)	(63,634)	17,386	27.3%
Amortization of deferred financing costs	(2,835)	(2,154)	(681)	(31.6%)
Change in fair value of derivatives	3,992	3,176	816	25.7
Gain on extinguishment of debt	(3,996)	1,051	(5,047)	(480.2%)
Equity in loss of unconsolidated ventures	(838)	(931)	93	10.0%
Other	—	(114)	114	N/A
Loss before income taxes	(67,530)	(10,056)	(57,474)	(571.5%)
(Provision) benefit for income taxes	97	(11,111)	11,208	100.9%
Loss before minority interest	(67,433)	(21,167)	(46,266)	(218.6%)
Minority interest	16,575	11,734	4,841	41.3%
Loss before discontinued operations	(50,858)	(9,433)	(41,425)	(439.1%)
Loss on discontinued operations	(128)	(361)	233	64.5%
Net loss	$(50,986)	$(9,794)	$(41,192)	(420.6%)

Selected Operating and Other Data:
Total number of facilities (at end of period)	383	367	16	4.4%
Total units/beds operated(1)	30,057	26,208	3,849	14.7%
Owned/leased facilities units/beds	26,807	22,540	4,267	18.9%
Owned/leased facilities occupancy rate:
Period end	89.6%	89.4%	0.2%	0.2%
Weighted average	88.9%	87.4%	1.5%	1.7%
Average monthly revenue per unit/bed(2)	$2,991	$2,827	$164	5.8%

	For the Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Selected Segment Operating and Other Data:
Independent Living:
Number of Facilities (period end)	58	49	9	18.4%
Total Units/beds(1)	10,744	9,476	1,268	13.4%
Occupancy Rate:
Period end	93.0%	92.8%	0.2%	0.2%
Weighted average	92.8%	91.5%	1.3%	1.4%
Average monthly rate per unit/bed(2)	$2,796	$2,655	$141	5.3%
Assisted Living:
Number of Facilities (period end)	303	299	4	1.3%
Total Units/beds(1)	13,247	13,064	183	1.4%
Occupancy Rate:
Period end	88.4%	86.9%	1.5%	1.7%
Weighted average	87.2%	84.4%	2.8%	3.3%
Average monthly rate per unit/bed(2)	$3,090	$2,976	$114	3.8%
Retirement Centers/CCRCs:
Number of Facilities (period end)	6	—	6	100.0%
Total Units/beds(1)	2,816	—	2,816	100.0%
Occupancy Rate:
Period end	79.5%	—	79.5%	100.0%
Weighted average	79.1%	—	79.1%	100.0%
Average monthly rate per unit/bed(2)	$3,572	—	$3,572	100.0%
Management Services:
Number of Facilities (period end)	16	19	(3)	(15.8%)
Total Units/beds(1)	3,250	3,668	(418)	(11.4%)
Occupancy Rate:
Period end	88.4%	79.8%	8.6%	10.8%
Weighted average	84.5%	84.6%	(0.1%)	0.0%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.

(2)	Average monthly rate per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by occupied units/beds at the end of the period averaged over the respective period presented.

Revenues

Total revenues increased primarily due to an increase in resident fees of approximately $129.4 million, or 19.7%, and an increase in management fees of $0.3 million, or 8.9%.

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

Independent living revenue increased $50.9 million, or 19.3%, primarily due to the addition of the Prudential Portfolio into our operations effective June/July 2005, and the 15 facilities leased from

Ventas in January through March and May 2004. The inclusion of these facilities offset increases in occupancy and average rate for the 34 facilities operated in the same period in the prior year.

Assisted living revenue increased $25.8 million, or 6.6%, primarily due to a 3.3% increase in average occupancy and a 3.8% increase in average monthly rent per unit/bed.

Retirement centers/CCRCs includes the Fortress CCRC Portfolio acquired in April 2005.

Management fee revenue

Management fee revenue increased over this period primarily due to the addition of nine new management agreements entered during the second half of 2004 and an early termination fee of $0.3 million received relating to a facility we no longer manage due to its sale, partially offset by the 14 properties leased from Ventas that were previously managed by us for a portion of the first quarter of 2004.

Operating Expenses and Other

The increase in total operating expenses was attributable to the following: (i) facility operating expenses increased $78.7 million, or 19.0%; (ii) general and administrative expenses increased $38.1 million, or 87.2%; (iii) lease expenses increased $89.3 million, or 89.3%; and (iv) depreciation and amortization expenses decreased $3.1 million, or 6.2%.

Explanations of significant variances noted in individual line-item expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are as follows:

•	Of our increased facility operating expenses, $11.4 million, or 14.5% of the increase, was attributable to the 347 facilities we operated during both periods. The remaining increase was primarily due to increases in salaries, wages and benefits, the operations from the 15 facilities that we leased from Ventas, and the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and Merrill Gardens Portfolio into our operations effective April, June/July, and December 2005, respectively.

Independent living operating expenses increased $23.1 million, or 14.6%, primarily due to the addition of the Prudential Portfolio into our operations effective June/July 2005. The balance was primarily due to increases in salaries, wages and benefits.

Assisted living operating expenses increased $13.1 million, or 5.1%, primarily due to increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents and partially offset by a non-cash benefit of $4.7 million and $6.3 million for the years ended December 31, 2005 and 2004, respectively, related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

Retirement centers/CCRC operating expenses increased $42.5 million, or 100.0%, primarily due to the addition of the Fortress CCRC Portfolio into our operations effective April 2005.

•	General and administrative expenses increased $38.1 million, or 87.2%, primarily as a result of the $12.5 million of merger and integration costs in connection with our formation in September 2005 which includes $6.6 million of bonuses to reimburse key management for their Federal and state income taxes in connection with a restricted stock grant, non-cash compensation expense of $22.7 million as a result of a restricted stock grant and our adoption of SFAS No. 123R, an increase in salaries, wages and benefits, and an increase in the number of employees in anticipation of and in connection with the addition of nine new management agreements and the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens Portfolios into our operations effective April, June/July and December 2005, respectively. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage, was 5.4% and 6.0% for the years ended December 31, 2005 and 2004, respectively, calculated as follows ($ in 000’s):

	Year Ended December 31,
	2005	2004
Resident fee revenues	$786,715	$657,327
Resident fee revenues under management	77,375	64,191
Total	$864,090	$721,518
General and administrative expenses (excluding merger and integration expenses, non-cash stock compensation expense and bonuses in connection with a restricted stock grant totaling $35.2 million in 2005)	$46,504	$43,640
General and administrative expenses as % of total revenues	5.4%	6.0%

•	Lease expense increased $89.3 million, or 89.3%, primarily due to the addition of 15 operating leases executed during the first half of 2004 for the Ventas facilities, and the addition of 68 operating leases executed during the fourth quarter of 2004 for the Provident facilities, including $23.8 million of additional straight-line rent expense, partially offset by $7.9 million of additional deferred gain amortization.

•	Total depreciation and amortization expense decreased by $3.1 million, or 6.2%, primarily due to sale-leaseback arrangements entered into with respect to the 68 facilities sold and leased back from Provident in the fourth quarter of 2004 and fully depreciated lease intangibles as of December 31, 2004 from the five variable interest entities, or VIEs, consolidated as of December 31, 2003, partially offset by increased depreciation and amortization on the step-up in minority interest recorded in connection with the initial public offering, increased capital expenditures and leasehold improvements and the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens Portfolio into our operations effective April, June/July and December 2005, respectively.

•	Interest income increased $3.2 million, or 494.7%, primarily due to an increase in cash and cash equivalents invested from our initial public offering, Provident transaction proceeds, and increased lease security deposits.

•	Interest expense decreased $12.5 million, or 20.3%, primarily due to approximately $433.6 million of our debt that was assumed by Provident or repaid using proceeds from the sale-leaseback arrangements in the fourth quarter of 2004, partially offset by the addition of the Fortress CCRC Portfolio, the Prudential Portfolio and the Merrill Gardens Portfolio into our operations effective April, June/July and December 2005, respectively, and increased interest rates on floating-rate debt. This increase was partially offset by a $0.8 million decrease in the fair value liability of the interest rate swaps from December 31, 2004 to December 31, 2005.

Liquidity and Capital Resources

We had $68.0 million of cash and cash equivalents at December 31, 2006, excluding cash and investments — restricted and lease security deposits of $109.0 million. In addition, we had $148.1 million available under our credit facility.

As discussed below, we had a net decrease in cash and cash equivalents of $9.6 million for the year ended December 31, 2006.

Net cash provided by operating activities was $85.9 million and $16.9 million for the years ended December 31, 2006 and 2005, respectively. The increase of $69.0 million was primarily due to the ARC Merger and additional acquisitions during 2006, a full year’s operations of the 2005 acquisitions and improved operating results at our same store facilities. Changes in current assets and current liabilities primarily relate to acquisitions and the timing of collections of resident fees and payment of operating expenses, including salaries and wages, real estate taxes and insurance.

Net cash used in investing activities was $(2,002.7) million and $(580.4) million for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 we used

$2,036.7 million for acquisitions and to fund capital improvements at our existing facilities partially offset by the reduction in cash and investments restricted and lease security deposits. During the year ended December 31, 2005, we used $595.1 million to purchase the Fortress CCRC, Prudential, Capstead, Omega and Merrill Gardens Portfolios, respectively, and to fund capital improvements.

Net cash provided by financing activities was $1,907.1 million and $554.3 million for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, we received $1,354.1 million from issuance of common stock, $743.1 million of proceeds from debt primarily as a result of the debt incurred in connection with the acquisitions and $378.5 million from draws on our credit facility partially offset by debt repayments and dividend payments. During the year ended December 31, 2005, we received $151.8 million from issuance of common stock from our initial public offering, $522.8 million of net proceeds from debt primarily as a result of the debt incurred in connection with the purchase of the Fortress CCRC, Prudential, Capstead, Omega and Merrill Gardens Portfolios and refinancing of the five development facilities and $196.8 million of equity contributed by Fortress in connection with the purchase of the Fortress CCRC Portfolio and the Prudential Portfolio, partially offset by the repayment of $260.0 million of debt, the payment of a $20.0 million dividend to Fortress by Alterra and the payment of a $14.4 million dividend in October 2005.

To date we have financed our operations primarily with cash generated from operations and both short- and long-term borrowings. We financed our acquisitions with long-term borrowings, draws on our credit facility, equity contributed by Fortress, and proceeds from our public equity offerings. In connection with the formation transactions, Fortress contributed the Prudential Portfolio and the Fortress CCRC Portfolio to us in exchange for shares of our common stock.

At December 31, 2006, we had $1,709.8 million of debt outstanding, including capital lease obligations, excluding our line of credit, at a weighted-average interest rate of 6.59%, of which $20.9 million is due in the next 12 months. In November 2006 we entered into a $400.0 million amended and restated credit agreement, consisting of a $320.0 million revolving loan facility (with a $70.0 million letter of credit sublimit), and an $80.0 million letter of credit facility. See ‘‘Credit Facility’’ below. At December 31, 2006, $163.5 million was drawn on the revolving loan facility and $88.4 million of letters of credit have been issued.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from, working capital, general and administrative costs, debt service and lease payments, acquisition costs, employee compensation and related benefits, capital improvements and dividend payments. In the past, we have met our cash requirements for operations using cash flows from operating revenues, the receipt of resident fees and the receipt of management fees from third-party-managed facilities. In addition to using cash flows from operating revenues, we use available funds from our indebtedness and long-term leasing of our facilities to meet our cash obligations. The primary use of our cash is for operating costs, which includes debt service and lease payments and capital expenditures. We currently estimate that our existing cash flows from operations, together with existing working capital, and the proceeds of the credit facility we recently entered into will be sufficient to fund our short-term liquidity needs. For the year ending December 31, 2007, in addition to our normal recurring capital expenditures, we expect to spend approximately $75.0 million for major capital projects and renovations at our existing and recently acquired facilities (including projects related to the implementation of our ancillary services program). We presently estimate that we will also spend approximately $25.0 million for corporate branding, integration of corporate functions and enhancements of our infrastructure operations. The source of these funds will be from operations and financings. There can be no assurance that financing or refinancing will be available to us or available on acceptable terms.

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

Cash Flows

We had cash and cash equivalents of $68.0 million, $77.7 million and $86.9 million at December 31, 2006, 2005 and 2004, respectively. These amounts exclude cash and investments-restricted and lease security deposits totaling $109.0 million, $86.7 million and $74.2 million, respectively, escrowed pursuant to the terms of our indebtedness, leases, interest rate swaps and residency agreements and insurance programs. Restricted cash amounts are generally available to pay real estate taxes and insurance premiums, reimbursements of capital improvements and refundable tenant security deposits, and to collateralize our debt, lease and self-insured retention obligations.

The increase in cash and cash equivalents at December 31, 2006 as compared to December 31, 2005 was primarily due to the following:

•	Net cash provided by operating activities for the year ended December 31, 2006 totaled approximately $85.9 million, compared to $16.9 million for the year ended December 31, 2005, primarily due to the ARC Merger and other 2006 acquisitions and a full year of operations of the 2005 acquisitions;

•	Net cash used in investing activities for the year ended December 31, 2006 totaled approximately $(2,002.7) million, compared to approximately $(580.4) million for the year ended December 31, 2005, primarily due to the purchase of the 2006 acquisitions and the ARC Merger and additions to property, plant and equipment and leasehold interest at our existing facilities;

•	Net cash provided by financing activities for the year ended December 31, 2006 totaled approximately $1,907.1 million, compared to approximately $554.3 million for the year ended December 31, 2005, primarily due to the $1,354.1 million we received from issuance of common stock from our follow-on offering, net proceeds of debt incurred in connection with our 2006 acquisitions, draws on our line of credit to fund the equity required for our 2006 acquisitions and partially offset by the payment of dividends and deferred financing costs.

The increase in cash and cash equivalents at December 31, 2005 from December 31, 2004 was primarily due to the following:

•	Net cash provided by operating activities for the year ended December 31, 2005 totaled approximately $16.9 million, compared to approximately $50.1 million for the year ended December 31, 2004, primarily due to increased facility lease expense related to the Provident sale-leaseback that occurred in the fourth quarter of 2004 partially offset by reduced interest expense for the properties related to the Provident sale-leaseback;

•	Net cash provided by (used in) investing activities for the year ended December 31, 2005 totaled approximately $(580.4) million, compared to approximately $524.7 million for the year ended December 31, 2004, primarily due to the 2005 purchase of the Fortress CCRC, Prudential, Omega and Merrill Gardens Portfolios partially offset by the 2004 sale leaseback of the Provident facilities, the proceeds of which were used to repay debt and to pay dividends, the 2004 sale of the Grand Court partnerships’ facilities, the proceeds of which were used to repay loans and amounts due from the partnerships and to pay distributions to the general and limited partners (of which we owned interests through our investment in GFB-AS Investors, LLC), and the release of cash from cash and investments-restricted; and

•	Net cash provided by (used in) financing activities for the year ended December 31, 2005 totaled approximately $554.3 million, compared to approximately $(544.5 million) for the year ended December 31, 2004, primarily due to the $151.8 million we received from issuance of common stock from our initial public offering, financing of the purchase of the Fortress CCRC, Prudential, Omega and Merrill Gardens Portfolios partially offset by the repayment of outstanding indebtedness related to the sale of properties and dividends in 2004.

Credit Facility

On February 10, 2006, we entered into a $330.0 million credit agreement (the ‘‘Credit Agreement’’), consisting of a $250.0 million term loan, a $20.0 million revolving loan and a $60.0 million letters of credit commitment, with the several lenders from time to time parties thereto, Lehman Brothers Inc., as lead arranger, LaSalle Bank National Association, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., Citicorp North America, Inc. and Lehman Commercial Paper Inc. Concurrent with the Credit Agreement, we terminated our existing line of credit.

On July 25, 2006, we repaid the $195.0 million outstanding balance of the term portion of the Credit Agreement plus accrued interest and terminated the $250.0 million term loan portion of the Credit Agreement. As a result, we wrote off the deferred costs associated with the term loan portion of the Credit Agreement, which are included in loss on extinguishment of debt in the consolidated and combined statement of operations.

On November 16, 2006, we amended and restated the Credit Agreement (the ‘‘Amended Credit Agreement’’) with the previous lenders and Bank of America, N.A. as a lender under the Amended Credit Agreement. The two-year facility matures November 15, 2008 and has been increased to $400.0 million, consisting of a $320.0 million revolving loan facility (with a $70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million. We have the option of requesting a six-month extension of any or all of the maturity date.

In connection with the Amended Credit Agreement, we and certain of our subsidiaries (the ‘‘Guarantors’’) made a Guarantee and Pledge Agreement (the ‘‘Guarantee and Pledge Agreement’’) in favor of Lehman Commercial Paper Inc., as administrative agent for the banks and other financial institutions from time to time parties to the Amended Credit Agreement, pursuant to which certain of the Guarantors guarantee the prompt and complete payment and performance when due by us of our obligations under the Amended Credit Agreement and certain of the Guarantors pledge certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the Amended Credit Agreement and under the guarantee. The pledged assets include, among other things, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing, all supporting obligations in respect of any of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing.

At our option, the revolving loan bears interest at either (i) the greater of (a) the prime lending rate as set forth on the British Banking Association Telerate Page 5 plus a margin of 0.50% and (b) the Federal Funds Effective Rate plus ½ of 1% plus a margin of 0.50%, or (ii) the Eurodollar rate plus a margin of 1.50%. In connection with the revolving loan and the letters of credit commitment, we will pay a commitment fee of 0.25% per annum on the average daily amount of undrawn funds.

The proceeds of the loans under the Amended Credit Agreement shall be used to finance a portion of acquisitions of fee-simple, leasehold and equity interests in senior housing real estate and for general corporate purposes. The letters of credit shall be used for the purpose of securing the payment obligation of us which could properly be paid from the proceeds of the loans.

The Amended Credit Agreement contains typical representations and covenants for loans of this type. A violation of any of these covenants could result in a default under the Amended Credit Agreement, which would result in termination of all commitments and loans under the Amended Credit Agreement and all other amounts owing under the Amended Credit Agreement and certain other loan and lease agreements becoming immediately due and payable.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2006.

		Payments Due by Twelve Months Ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
	($ in 000’s)
Contractual Obligations:
Long-term debt obligations(1)	$2,041,206	$103,281	$283,007	$418,108	$226,472	$120,352	$889,986
Capital lease obligations(1)	594,744	46,819	48,022	49,122	50,463	51,831	348,487
Operating lease obligations(2)	3,268,098	247,146	250,654	256,733	260,180	263,388	1,989,997
Purchase obligations(3)	3,388	2,233	1,155	—	—	—	—
Refundable entrance fee obligations(4)	198,613	21,165	21,165	21,165	21,165	21,165	92,788
Total contractual obligations	6,106,049	420,644	604,003	745,128	558,280	456,736	3,321,258

Construction commitments	26,944	11,910	13,941	1,093	—	—	—
Additional cash funding requests(5)	15,212	—	—	15,212	—	—	—
Total commercial commitments	$42,156	$11,910	$13,941	$16,305	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2006 rate.

(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2006 rate.

(3)	Represents minimum purchase commitments pursuant to contracts with suppliers.

(4)	Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

(5)	We have committed to fund the construction of a free-standing assisted living community for an unrelated non-profit entity. We expect to finance this commitment through internal sources and a construction loan from a commercial bank.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of December 31, 2006, 2005 and 2004, our outstanding property-specific debt was approximately $1,709.8 million, $754.3 million and $371.1 million, respectively. The increase from December 31, 2005 to December 31, 2006 was primarily due to debt incurred or assumed to fund our 2006 acquisitions of approximately $663.5 million of indebtedness, including first mortgage loans. The increase from December 31, 2004 to December 31, 2005 was primarily due to debt incurred to fund the acquisition of the Fortress CCRC, Prudential, Omega, Merrill Gardens and Chambrel Portfolios and the refinancing of our $182.0 million Guaranty Bank loan, partially offset by scheduled principal payments and repayment of debt from the proceeds of our initial public offering.

On November 16, 2006, we entered into the Amended Credit Agreement. See ‘‘Credit Facility’’ above.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and our lease security deposits with $26.2 million and $58.1 million of cash and letters of credit at December 31, 2006, respectively.

As of December 31, 2006, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

Long-term Leases

We have historically financed our acquisitions and current portfolio with a combination of mortgage financing and long-term leases. Our strategy going forward is to generally finance acquisitions through traditional mortgage financing of up to 65% of the cost of a facility, with the balance in the form of our equity. The source of equity is expected to be from current cash and cash equivalents, cash generated from operations, lines of credit, refinancing of our existing facilities, joint ventures or additional equity offerings.

As of December 31, 2006, we have 361 facilities under long-term leases. The leased facilities are generally fixed rate leases with annual escalators that are either fixed or tied to the consumer price index.

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

One lease contains $103.9 million of variable rate mortgages, which includes $80.0 million of floating-rate tax-exempt debt that is credit enhanced by Freddie Mac. The payments under the lease are capped at a weighted-average rate of 6.39%. The balance is hedged by an interest rate swap.

For the year ended December 31, 2006, our minimum annual lease payments for our capital and financing leases and operating leases was $30.7 million and $206.1 million, respectively. This amount excludes the straight-line rent expense associated with our annual escalators and the amortization of the deferred gains recognized in connection with the sale-leasebacks.

For the year ended December 31, 2005, our minimum annual lease payments for our capital and financing leases and operating leases was $8.0 million and $173.5 million, respectively. This amount excludes the straight-line rent expense associated with our annual escalators and the amortization of the deferred gains recognized in connection with the sale-leasebacks.

As of December 31, 2006, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge debt coverage.

Hedging

In the normal course of business, we use a variety of financial instruments to hedge interest rate risk. We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as hedge anticipated future financing transactions. All derivative instruments are recognized as either assets or liabilities in the consolidated and combined balance sheet at fair value.

At December 31, 2006, we had interest swaps with an aggregate notional amount of $1,153.6 million. The following table summarizes our swap instruments at December 31, 2006 ($ in 000’s):

Current notional balance	$1,153,620
Highest possible notional	$1,153,620
Lowest interest rate	3.615%
Highest interest rate	6.87%
Average fixed rate	4.89%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average original maturity	5.2 years
Estimated liability fair value (included in other liabilities at December 31, 2006)	$(4,649)
Estimated asset fair value (included in other assets at December 31, 2006)	$6,157

We also have $100.8 million of interest rate caps at a strike price of 6.0% that mature in 2007. We expect to either renew these interest rate caps or enter into interest rate swaps upon maturity of these interest rate caps. In addition, we have $80.0 million of floating rate lease expense that is capped at 6.39% pursuant to the terms of the lease.

Impacts of Inflation

Resident fees from the facilities we own or lease and management fees from facilities we manage for third parties are our primary sources of revenue. These revenues are affected by the amount of monthly resident fee rates and facility occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our facilities operate. Substantially all of our independent, assisted living, and retirement centers/CCRCs residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than every 12 or 13 months thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse affect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes. At December 31, 2006, approximately $1,134.3 million of our indebtedness and debt underlying a single lease bore interest at floating rates. We have mitigated $1,134.3 million of our exposure to floating rates by using $953.5 million of interest rate swaps and $180.8 million of interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such debt.

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

Revenue Recognition and Assumptions at Entrance Fee Facilities

Our ten entrance fee facilities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the nonrefundable portion of the residents’

entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed facilities under a master insurance program, our current policy provides for deductibles of $3.0 million for each and every claim. As a result, we are effectively self-insured for most claims. In addition, we maintain a self-insured workers compensation program (with excess loss coverage above $0.5 million per individual claim) and a self-insured employee medical program (with excess loss coverage above $0.2 million to $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2006 and 2005, we have a valuation allowance against deferred tax assets of approximately $6.0 million and $47.5 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in either income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2006, we operated 361 facilities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facility and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Facilities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For facilities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $8.5 million, and $3.0 million as of December 31, 2006 and 2005, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Approximately 8% of our resident and healthcare revenues for the year ended December 31, 2006 were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-lived Assets, Goodwill, and Purchase Accounting

As of December 31, 2006, 2005 and 2004, our long-lived assets were comprised primarily of $3,658.8 million, $1,408.7 million and $523.6 million, respectively, of property, plant and equipment and leasehold interests. In accounting for our long-lived assets, other than goodwill, we apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with the ARC Merger and our formation transactions was allocated to the carrying value of each facility and included in our application of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We account for goodwill under the provisions of SFAS No. 142. As of December 31, 2006 and 2005, we had $324.8 million and $65.6 million of goodwill, respectively.

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

Hedging

We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis or to hedge anticipated future financings. Amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. For effective cash flow hedges, settlement amounts paid or received in connection with settled or unwound interest rate swap agreements are deferred and recorded to accumulated other comprehensive income. For effective fair value hedges, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be recognized in earnings. All derivative instruments are recorded at fair value. Derivatives that do not qualify for hedge accounting are recorded at fair value through earnings.

On October 1, 2006, we elected to discontinue hedge accounting prospectively for the previously designated swap instruments. Consequently, the net gain accumulated in other comprehensive income at that date of approximately $1.3 million related to the previously designated swap instruments is being reclassified to interest expense over the life of the underlying hedged debt. In the future, if the underlying hedged debt is extinguished or refinanced, the remaining unamortized gain or loss in accumulated other comprehensive income will be recognized in net income.

Stock-Based Compensation

We adopted SFAS No. 123 (revised), Share-Based Payment (‘‘SFAS No. 123R’’), in connection with initial grants of restricted stock effective August 2005, which were converted into shares of our restricted stock on September 30, 2005 in connection with our formation transaction. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

Certain of our employee stock awards vest only upon the achievement of performance targets. SFAS No. 123R requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, our determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, we must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Recently Issued Accounting Pronouncements

EITF Issue No. 04-05, General Partner Controls a Limited Partnership

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (‘‘EITF 04-5’’). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date was June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-05 effective January 1, 2006, and as a result, consolidated the operations of three limited partnerships controlled by us. On November 30, 2006, we purchased a facility from one of the limited partnerships and the partnership was liquidated. A summary of the impact on our financial position as of January 1, 2006 is presented in the Supplemental Schedules of Noncash Operating, Investing and Financing Activities included in the accompanying consolidated and combined Statements of Cash Flows.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting

Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

FASB Statement No. 157, Fair Value Measurement

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (‘‘FAS 157’’). FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this new statement on our consolidated financial statements and do not expect it to have a material effect on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered VIEs as we do not possess a controlling financial interest. We do not believe these off-balance sheet arrangements have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	straight-line rent expense (income);

•	amortization of deferred entrance fees; and

•	non-cash compensation expense;

and including:

•	entrance fee receipts and refunds.

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

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Adjusted EBITDA to GAAP net income (loss), along with our consolidated and combined financial statements included herein. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2006, 2005 and 2004 ($ in 000’s):

	Years Ended December 31,
	2006(2)(3)	2005(1)(2)(3)	2004(1)(3)
Net loss	$(108,087)	$(50,986)	$(9,794)
Loss on discontinued operations	—	128	361
Provision (benefit) for income taxes	(38,491)	(97)	11,111
Other	—	—	114
Minority interest	671	(16,575)	(11,734)
Equity in loss of unconsolidated ventures	3,705	838	931
Loss (gain) extinguishment of debt	1,526	3,996	(1,051)
Interest expense: Debt	74,133	37,049	55,851
Capitalized lease obligation	23,561	9,199	7,783
Amortization of deferred financing costs	5,061	2,835	2,154
Change in fair value of derivatives and amortization	38	(3,992)	(3,176)
Interest Income	(6,810)	(3,788)	(637)
Income (loss) From Operations	(44,693)	(21,393)	51,913
Depreciation and amortization	188,129	47,048	50,153
Straight-line lease expense	24,699	23,752	4,588
Amortization of deferred gain	(4,345)	(7,938)	(2,260)
Amortization of entrance fees	(8,149)	(33)	—
Non-cash compensation expense	26,612	22,680	—
Entrance fee receipts	27,556	5,229	—
Entrance fee disbursements	(9,188)	(2,735)	—
Adjusted EBITDA	$200,621	$66,610	$104,394

(1)	Brookdale Senior Living completed its formation on September 30, 2005. Results prior to that date represent the combined operations of the entities described in note 1 to the consolidated and combined financial statements.

(2)	The calculation of Adjusted EBITDA includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $16.8 million and $12.5 million (including cash bonuses in connection with the restricted stock grants) for the years ended December 31, 2006 and 2005, respectively.

(3)	Adjusted EBITDA for the years ended December 31, 2006, 2005 and 2004 includes a non-cash benefit of $4.1 million, $4.7 million, and $6.3 million, respectively, related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Cash From Facility Operations is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to pay dividends to stockholders, (iii) our ability to make regular recurring capital expenditures to maintain and improve our facilities on a period-to-period basis, (iv) for planning purposes, including preparation of our annual budget and (v) in setting various covenants in our credit agreements. These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year. Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future. If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

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

Cash From Facility Operations is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Cash From Facility Operations as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Cash From Facility Operations to GAAP net cash provided by (used in) operating activities, along with our consolidated and combined financial statements included herein. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Cash From Facility Operations is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Cash From Facility Operations measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The calculation of Cash From Facility Operations includes combination expenses and acquisition transition costs of $16.8 and $12.5 million for the years ended December 31, 2006 and 2005, respectively. In addition, year end December 31, 2005 includes cash bonuses in connection with a restricted stock grant.

The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the years ended December 31, 2006, 2005 and 2004 ($ in 000’s):

	Years Ended December 31,
	2006	2005(1)	2004(1)
Net cash provided by operating activities	$85,912	$16,900	$50,128
Changes in operating assets and liabilities	17,936	5,942	(7,465)
Long-term deferred interest and fee added to principal	—	—	(1,380)
Refundable entrance fees received	14,760	4,043	—
Entrance fee refunds disbursed	(9,188)	(2,735)	—
Reimbursement of operating expenses and other	5,000	—	114
Recurring capital expenditures	(23,518)	(17,508)	(13,527)
Cash From Facility Operations	$90,902	$6,642	$27,870

(1)	Brookdale Senior Living completed its formation on September 30, 2005. Results prior to that date represent the combined operations of the predecessor entities described in note 1 to the consolidated and combined financial statements.

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

A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages. The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP). For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4%-5% of operating revenue) and an annual capital reserve (generally $250-$450 per unit/bed). As of December 31, 2006, we are in compliance with the financial covenants of all of our debt and lease agreements. An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.

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

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position on a facility-by-facility basis. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. Facility Operating Income is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Facility Operating Income as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Facility Operating Income to GAAP net income (loss), along with our combined financial statements included herein. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Facility Operating Income is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Facility Operating Income measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net income (loss) to Facility Operating Income for the years ended December 31, 2006, 2005 and 2004 ($ in 000’s):

	Years Ended December 31,
	2006(2)	2005(1)(2)	2004(1)(2)
Net loss	$(108,087)	$(50,986)	$(9,794)
Loss on discontinued operations	—	128	361
Provision (benefit) for income taxes	(38,491)	(97)	11,111
Other	—	—	114
Minority interest	671	(16,575)	(11,734)
Equity in loss of unconsolidated ventures	3,705	838	931
Loss (gain) on extinguishment of debt	1,526	3,996	(1,051)
Interest expense:
Debt	74,133	37,049	55,851
Capitalized lease obligation	23,561	9,199	7,783
Amortization of deferred financing costs	5,061	2,835	2,154
Change in fair value of derivatives and amortization	38	(3,992)	(3,176)
Interest income	(6,810)	(3,788)	(637)
Income (loss) from operations	(44,693)	(21,393)	51,913
Depreciation and amortization	188,129	47,048	50,153
Facility lease expense	228,779	189,339	99,997
General and administrative (including non-cash stock compensation expense)	117,897	81,696	43,640
Amortization of entrance fees	(8,149)	(33)	—
Management fees	(5,617)	(3,862)	(3,545)
Facility operating income	$476,346	$292,795	$242,158

(1)	Brookdale Senior Living completed its formation on September 30, 2005. Results prior to that date represent the combined operations of the entities described in note 1 to the consolidated and combined financial statements.

(2)	Facility Operating Income for the years ended December 31, 2006, 2005 and 2004 include a non-cash benefit of $4.1 million, $4.7 million, and $6.3 million, respectively, related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2006, we had approximately $309.7 million of long-term fixed rate debt, $1,030.4 million of long-term variable rate debt, and $369.7 million of capital and financing lease obligations. As of December 31, 2006, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.59%.

We do not expect changes in interest rates to have a material effect on earnings or cash flows since over approximately 97% of our debt and lease payments either have fixed rates or variable rates that are subject to swap agreements with major financial institutions to manage our risk. As of December 31, 2006, a 100 basis point change in short-term interest rates would affect our pre-tax income (loss) by no more than $1.8 million per annum.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BROOKDALE SENIOR LIVING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the ‘‘Company’’) as of December 31, 2006 and 2005 and the related consolidated and combined statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookdale Senior Living Inc. at December 31, 2006 and 2005, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brookdale Senior Living Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Brookdale Senior Living Inc.

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting at Item 9A, that Brookdale Senior Living Inc. (the ‘‘Company’’) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Assessment of Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two companies, American Retirement Corporation and Southern Assisted Living Inc. and 49 additional facilities acquired in 2006 and described in the first table of Note 15 to the consolidated and combined financial statements. These acquisitions are included in the 2006 consolidated financial statements of the Company and constituted 63% of total assets as of December 31, 2006 and 31% and 53% of revenues and net loss, respectively, for the year then ended.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated and combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2007

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$68,034	$77,682
Cash and investments – restricted	61,116	37,314
Accounts receivable, net	58,987	10,623
Deferred tax asset	40,019	—
Prepaid expenses and other, net	42,076	20,258
Total current assets	270,232	145,877
Property, plant and equipment and leasehold intangibles	3,889,487	1,479,587
Accumulated depreciation	(230,699)	(70,855)
Property, plant and equipment and leasehold intangibles, net	3,658,788	1,408,732
Cash and investments – restricted	22,083	24,099
Investment in unconsolidated ventures	60,653	14,086
Goodwill	324,750	65,646
Lease security deposits	25,804	25,271
Other intangible assets, net	292,448	—
Other, net	87,697	14,100
Total assets	$4,742,455	$1,697,811
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$20,869	$132
Trade accounts payable	15,860	9,253
Accrued expenses	155,577	85,392
Refundable entrance fees	198,613	30,693
Tenant security deposits	24,342	16,333
Deferred revenue and entrance fee revenue	47,056	13,093
Dividends payable	46,588	16,547
Total current liabilities	508,905	171,443
Long-term debt, less current portion	1,688,974	754,169
Line of credit	163,500	—
Deferred entrance fee revenue	70,479	—
Deferred gains	56,336	60,681
Deferred lease liability	43,933	19,234
Deferred tax liability	399,134	41,689
Other	42,581	20,156
Total liabilities	2,973,842	1,067,372
Minority interests	4,601	36
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized at December 31, 2006 and 2005; no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 2006 and 2005; 101,260,648 and 65,006,833 shares issued and outstanding, respectively	1,013	650
Additional paid-in-capital	1,934,603	690,950
Accumulated deficit	(170,713)	(62,626)
Accumulated other comprehensive income (loss)	(891)	1,429
Total stockholders’ equity	1,764,012	630,403
Total liabilities and stockholders’ equity	$4,742,455	$1,697,811

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Revenue
Resident fees	$1,304,296	$786,715	$657,327
Management fees	5,617	3,862	3,545
Total revenue	1,309,913	790,577	660,872
Expenses
Facility operating, excluding depreciation and amortization of $179,850, $42,408 and $46,731, respectively	819,801	493,887	415,169
General and administrative, including non-cash stock compensation expense of $26,612, $22,680 and $ — , respectively	117,897	81,696	43,640
Facility lease expense	228,779	189,339	99,997
Depreciation and amortization	188,129	47,048	50,153
Total operating expenses	1,354,606	811,970	608,959
Income (loss) from operations	(44,693)	(21,393)	51,913
Interest income	6,810	3,788	637
Interest expense:
Debt	(97,694)	(46,248)	(63,634)
Amortization of deferred financing costs	(5,061)	(2,835)	(2,154)
Change in fair value of derivatives and amortization	(38)	3,992	3,176
Gain (loss) on extinguishment of debt	(1,526)	(3,996)	1,051
Equity in loss of unconsolidated ventures	(3,705)	(838)	(931)
Other	—	—	(114)
Loss before income taxes	(145,907)	(67,530)	(10,056)
Benefit (provision) for income taxes	38,491	97	(11,111)
Loss before minority interest	(107,416)	(67,433)	(21,167)
Minority interest	(671)	16,575	11,734
Loss before discontinued operations	(108,087)	(50,858)	(9,433)
Loss on discontinued operations, net	—	(128)	(361)
Net loss	(108,087)	$(50,986)	$(9,794)
Basic and diluted loss per share:
Loss before discontinued operations	$(1.34)	$(1.35)	$(0.49)
Loss on discontinued operations, net	—	—	(0.02)
Net loss	$(1.34)	$(1.35)	$(0.51)
Weighted average common shares used in computing basic and diluted loss per share	80,842	37,636	19,185
Dividends declared per common share	$1.55	$0.50

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock			Additional Paid-In Capital		Accumulated Earnings (Deficit)		Accumulated Other Comprehensive Income (Loss)		Equity	Total
	Shares	Amount
Balances at January 1, 2004		$		$		$		$		$237,744	$237,744
Dividends										(190,253)	(190,253)
Net loss										(9,794)	(9,794)
Tax effect of pre-fresh start accounting net operating loss carryforward										2,394	2,394
Balances at December 31, 2004										40,091	40,091
Dividends										(34,355)	(34,355)
Purchase of non controlling interest in Alterra										50,000	50,000
Combination of Fortress CCRC LLC and FIT REN LLC										199,423	199,423
Compensation expense related to restricted stock grant										6,399	6,399
Allocation of minority interest in connection with stock grant										(2,717)	(2,717)
Net loss										(26,530)	(26,530)
Unrealized loss on derivative									(666)	—	(666)
Subtotal at September 30, 2005	—		—		—		—		(666)	232,311	231,645
Reclassify predecessor equity and minority interest	—		—		316,048		(63,045)		(280)	(232,311)	20,412
Minority step-up in basis	—		—		236,663		24,875		—	—	261,538
Shares issued in connection with the formation of BSL	56,446		564		(564)		—		—	—	—
Balances at September 30, 2005	56,446		564		552,147		(38,170)		(946)	—	513,595
Dividends	—		—		(16,548)		—		—	—	(16,548)
Compensation expense related to restricted stock grant	—		—		11,534		—		—	—	11,534
Reversal of tax effect of pre-fresh start accounting net operating loss carryforward	—		—		(932)		—		—	—	(932)
Issuance of common stock from initial public offering, net	8,561		86		144,749		—		—	—	144,835
Net loss	—		—		—		(24,456)		—	—	(24,456)
Amortization of payments from settlement of forward interest rate swaps	—		—		—		—		94	—	94
Unrealized income on derivative	—		—		—		—		2,281	—	2,281
Balances at December 31, 2005	65,007		650		690,950		(62,626)		1,429	—	630,403
Dividends	—		—		(134,224)		—		—	—	(134,224)
Compensation expense related to restricted stock grants	—		—		26,612		—		—	—	26,612
Issuance of common stock from equity offering and to executives, net	36,026		360		1,351,268		—		—	—	1,351,628
Issuance of common stock from vested restricted stock grants	228		3		(3)		—		—	—	—
Net loss	—		—		—		(108,087)		—	—	(108,087)
Reclassification of net gains on derivatives into earnings	—		—		—		—		(393)	—	(393)
Amortization of payments from settlement of forward interest rate swaps	—		—		—		—		376	—	376
Unrealized loss on derivative, net of tax	—		—		—		—		(2,247)	—	(2,247)
Unrealized loss on investments									(56)		(56)
Balances at December 31, 2006	101,261		$1,013		$1,934,603		$(170,713)		$(891)	$—	$1,764,012

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net loss	$(108,087)	$(50,986)	$(9,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	1,526	3,996	(1,051)
Depreciation and amortization	193,190	49,883	52,307
Minority interest	671	(16,575)	(11,734)
Loss on sale of assets	123	—	—
Equity in loss of unconsolidated ventures	3,705	838	931
Distributions from joint ventures from cumulative share of net earnings	336	—	—
Loss on discontinued operations	—	128	842
Amortization of deferred gain	(4,345)	(7,938)	(2,260)
Amortization of entrance fees	(8,149)	(33)	—
Proceeds from deferred entrance fee revenue	12,796	1,186	—
Deferred income taxes provision (benefit)	(39,267)	(97)	10,630
Change in deferred lease liability	24,699	23,752	4,588
Change in fair value of derivatives and amortization	38	(3,992)	(3,176)
Compensation expenses related to restricted stock grants	26,612	22,680	—
Long-term debt deferred interest and subsequent fee added to principal, net	—	—	1,380
Changes in operating assets and liabilities:
Accounts receivable, net	(23,022)	(2,561)	1,457
Prepaid expenses and other assets, net	6,598	(3,122)	1,057
Accounts payable, accrued expenses and other	(4,156)	(2,082)	3,013
Tenant refundable fees and security deposits	2,644	1,823	1,938
Net cash provided by operating activities	85,912	16,900	50,128
Cash Flows from Investing Activities
Decrease (increase) in lease security deposits and lease acquisition deposits, net	9,144	745	(70)
Decrease (increase) in cash and investments – restricted	35,555	(1,537)	5,421
Net proceeds from sale of property, plant and equipment	—	15,446	24,023
Additions to property, plant and equipment, and leasehold intangibles net of related payables	(68,313)	(23,842)	(37,951)
Acquisition of property, plant and equipment and leasehold intangibles net of related payables and cash received	(1,968,391)	(571,215)	265
Proceeds from sale leaseback, net of costs	—	—	520,043
Issuance of notes receivable, net	(9,850)	—	—
Investment in joint ventures	(2,071)	—	—
Distribution received from investments	1,240	—	—
Distribution from unconsolidated venture	—	—	3,772
Proceeds from sale of partnerships, net of minority interests	—	—	9,228
Net cash provided by (used in) investing activities	(2,002,686)	(580,403)	524,731

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS  – (Continued)

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from Financing Activities
Proceeds from debt	743,190	522,756	79,809
Repayment of debt	(230,177)	(260,017)	(312,355)
Proceeds from line of credit	378,500	—	94,200
Repayment of line of credit	(215,000)	—	(99,200)
Payment of dividends	(104,183)	(34,355)	(304,577)
Payment of financing costs, net of related payables	(22,404)	(3,425)	(2,346)
Refundable entrance fees:
Proceeds from refundable entrance fees	14,760	4,043	—
Refunds of entrance fees	(9,188)	(2,735)	—
Payment of swap termination	—	(14,065)	—
Proceeds from issuance of common stock, net	1,354,063	151,769	—
Costs incurred related to initial public and add-on offerings	(2,435)	(6,434)	—
Capital contributions from controlling shareholder	—	196,790	—
Net cash provided by (used in) financing activities	1,907,126	554,327	(544,469)
Net increase (decrease) in cash and cash equivalents	(9,648)	(9,176)	30,390
Cash and cash equivalents at beginning of year	77,682	86,858	56,468
Cash and cash equivalents at end of year	$68,034	$77,682	$86,858
Supplemental Disclosure of Cash Flow Information:
Interest paid	$95,429	$45,792	$61,844
Income taxes paid	$490	$2,636	$836
Write-off of fully amortized intangible asset	$—	$8,218	$—
Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
Consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2006 and subsequent sale and termination of one limited partnership:
Property, plant and equipment, net	$14,745	$—	$—
Accounts receivable	40	—	—
Cash and investments-restricted	88	—	—
Prepaid and other	381	—	—
Accrued expenses	(2,009)	—	—
Tenant security deposits	(82)	—	—
Debt	(9,269)	—	—
Minority interest	(3,894)	—	—
Net	$—	$—	$—

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS  – (Continued)

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Acquisitions:
Cash and investments-restricted	$57,253	$10,799	$1,300
Account receivables	25,302	—	47
Property, plant and equipment and leasehold intangibles	2,375,304	689,185	—
Goodwill	259,104	—	—
Other intangible assets	306,531	—	—
Other liabilities net	(225,159)	(8,994)	(1,612)
Long-term debt and capital and financing lease obligations	(433,354)	(119,775)	—
Deferred tax liability	(396,590)	—	—
Net cash paid	$1,968,391	$571,215	$(265)

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    Organization

Brookdale Senior Living Inc. (‘‘BSL’’ or the ‘‘Company’’) was formed as a Delaware corporation on June 28, 2005. Under the Certificate of Incorporation, the Company was initially authorized to issue up to 5,000,000 common shares and 5,000,000 preferred shares. On September 30, 2005, our Certificate of Incorporation was amended and restated to authorize up to 200,000,000 common shares and 50,000,000 preferred shares. We provide services to the elderly through facilities located in urban and suburban areas of major markets in the United States.

On September 30, 2005, the holders of all equity shares or membership interests in Brookdale Living Communities, Inc. (‘‘BLC’’), Alterra Healthcare Corporation (‘‘Alterra’’), FIT REN LLC (‘‘FIT REN’’) and Fortress CCRC Acquisition LLC (‘‘Fortress CCRC’’) contributed their ownership interests to BSL for common shares of BSL. Simultaneously with this formation transaction, Fortress Investment Trust II (‘‘FIT-II’’) contributed its membership interest in FIT REN to FEBC -ALT Investors, LLC in exchange for common shares of BSL. A summary of the common shares, including unvested shares, issued by BSL for the respective interests is as follows:

BLC		20,000,000
Alterra	18,000,000
FIT REN	11,750,000	29,750,000
Fortress CCRC		8,250,000
		58,000,000

On November 22, 2005, we consummated our initial public offering of 12,732,800 shares of common stock, par value $0.01 per share, consisting of 8,560,800 primary shares (including an additional 1,660,800 shares of common stock to cover over-allotments) and 4,172,000 shares sold by the selling stockholders. We did not receive any proceeds from the shares sold by the selling stockholders. We received net proceeds of approximately $144.8 million, after deducting an aggregate of $16.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $6.4 million in other direct expenses incurred in connection with the offering.

Prior to the merger transaction described above, Fortress Investment Group (‘‘FIG’’) controlled BLC, Alterra, FIT REN and Fortress CCRC through its ability to exercise voting, financial and investment control over each of the entities through contractual control relationships with and investment advisory agreements over the various entities that own the majority of BLC, Alterra, FIT REN and Fortress CCRC.

Ownership interests in BLC and Alterra representing all interests in the formation transaction not controlled by FIG (‘‘Non-FIG Shareholders’’) were adjusted for financial reporting purposes to their fair value as if their ownership interests were purchased by BSL as of September 30, 2005. This resulted in partial step-up to fair value of the assets, liabilities and equity of BSL.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the step-up in basis to reflect the fair value adjustments relating to the ownership interests of the Non-FIG Shareholders ($ in 000’s):

Fair Value Adjustment
Property, plant and equipment, net	$176,013
Deferred costs	(2,004)
Investment in unconsolidated ventures	(217)
Goodwill	56,686
Total assets	$230,478
Deferred gains	$(60,262)
Deferred leases liability	(12,487)
Deferred tax liability	41,689
Total liabilities	(31,060)
Stockholders’ equity	261,538
Total liabilities and stockholders’ equity	$230,478

The fair value adjustment to stockholders’ equity was calculated as the difference between the historical carrying value of Non-FIG Shareholders in BLC and Alterra and their estimated fair value as of September 30, 2005. The fair value was based upon the total number of shares issued by BSL to the Non-FIG Shareholders and valued at the offering price of $19 per share and allocated to BLC and Alterra based upon the fair value of underlying assets and liabilities. Current assets, certain long-term assets, current liabilities, long-term debt and certain long-term liabilities were valued at their historical cost since fair value approximated their costs. Property, plant and equipment, deferred costs, goodwill, deferred gains and deferred lease liability were valued based upon our accounting policies with regards to these asset and liability categories. Fair value for property, plant and equipment was determined utilizing discounted cash flows derived from the operations of the facilities owned or leased within each company. The discount rates and cap rates used in the valuations are deemed by management to represent current market rates. Deferred costs, deferred gains and deferred lease liability were deemed to have no fair value since there is no future benefit or costs associated with theses accounts.

Total Equity
($ in 000’s)
Contribution of ownership interests	$231,645
Reclass of minority interest to equity in connection with combination	20,412
Minority step-up basis	261,538
Equity at September 30, 2005	$513,595

In June 2005, prior to the formation of BSL, FIT II purchased 50% of the membership interests held by minority members for $50.0 million. In connection with the purchase Alterra recorded a step-up in basis of assets and liabilities related to the purchase to reflect their fair values.

The combined financial statements include the accounts of Brookdale Living Communities, Inc., (‘‘BLC’’) a wholly-owned subsidiary of Fortress Brookdale Acquisition LLC, (‘‘FBA’’) and effective December 1, 2003, Alterra Healthcare Corporation (‘‘Alterra’’ or ‘‘Successor Alterra’’), a wholly-owned subsidiary of FEBC-ALT Investors, LLC (‘‘FEBC’’), effective April 5, 2005, Fortress CCRC Acquisition LLC (‘‘Fortress CCRC’’), a wholly-owned subsidiary of Fortress Investment Trust II (‘‘FIT II’’) and effective June 21, 2005, FIT REN LLC (‘‘FIT REN’’), a wholly-owned subsidiary of FIT II. All entities are indirectly controlled by affiliates of FIG and as such are presented on a combined basis due to their common control. Combined financial statements are presented for all

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

dates and periods prior to September 30, 20005, the date of the merger transaction described above. Subsequent to the transaction, the financial statements are presented on a consolidated basis.

For the historical periods prior to September 30, 2005, the financial statements are presented on a combined basis due to that fact that FIG controlled each of BLC and Alterra through its voting, financial and investment control over Fortress Registered Investment Trust (‘‘FRIT’’) and FIT II. FIG exercises control over FRIT and FIT II through contractual control relationships with, and investment advisory control over, each of FRIT and FIT II. FRIT and FIT II are wholly-owned subsidiaries of Fortress Investment Fund (‘‘FIF’’) and Fortress Investment Fund II (‘‘FIF II’’), respectively. As FIG controlled more than 50 percent of the voting ownership interest of BLC and Alterra, pursuant to EITF Opinion No. 02-5, Definition of ‘‘Common Control’’ in relation to FASB Statement No. 141, the Company is presenting combined financial statements for periods prior to the formation transaction.

Acquisition of American Retirement Corporation

On July 25, 2006, we completed the acquisition of American Retirement Corporation (‘‘ARC’’). Under the terms of the merger agreement, BSL acquired all outstanding shares of ARC for an aggregate purchase price of approximately $1.2 billion, or $33.00 per share, in cash, plus the assumption of $268.3 million of debt and capitalized lease obligations (the ‘‘ARC Merger’’). In connection with the ARC Merger, RIC Coinvestment Fund LP, a fund managed by an affiliate of FIG (‘‘Investor’’), committed to purchase up to $1.3 billion in the aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, we exercised our right to reduce the Investor’s commitment to $650.0 million and on July 25, 2006, issued Investor 17,600,867 common shares at $36.93 per share for aggregate net proceeds of $650.0 million. The acquisition of ARC was recorded using the purchase method and the purchase price was allocated to ARC’s assets and liabilities based on their estimated fair values.

See note 15 for further discussion of the ARC Merger and other acquisitions.

On July 25, 2006, we completed a follow-on equity offering, pursuant to which we issued and sold 17,721,519 primary shares, and an existing stockholder, Health Partners, which is an affiliate of Capital Z Partners, sold 4,399,999 shares (including 2,885,415 shares pursuant to the option granted by Health Partners to the underwriters to purchase up to an additional 2,885,415 shares of common stock to cover over-allotments). The shares were issued at a price of $39.50 per common share. We did not receive any proceeds from the shares sold by Health Partners. In addition, in connection with the acquisition of ARC, certain executives of ARC purchased 475,681 common shares at $38.07 per share. Additional compensation expense of $0.7 million was recorded based on the difference between the $38.07 purchase price and the stock price of BSL on the date of the purchase. In connection with the follow-on equity offering, we received net proceeds of approximately $672.8 million, after deducting an aggregate of $24.5 million in underwriting discounts and commissions paid to the underwriters and $2.4 million in other direct expenses incurred in connection with the offering. Funds managed by affiliates of FIG, which beneficially owned approximately 65% of the Company’s common stock prior to the consummation of the offering, did not sell any shares in the offering and after completion of the offering continued to own approximately 60% of the outstanding shares of the Company’s common stock.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) for the years ended December 31, 2006, 2005 and 2004.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Principles of Consolidation and Combination

The consolidated financial statements include BSL and its wholly-owned subsidiaries BLC, Alterra, Fortress CCRC and ARC. In December 2003, the Financial Accounting Standards Board (‘‘FASB’’) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (‘‘FIN 46R’’). This Interpretation addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (‘‘VIE’’) as defined in the Interpretation. A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s losses and/or receive a majority of expected residual returns, if they occur. As of December 31, 2006 and 2005, we had two and no facilities that are considered VIEs and were consolidated pursuant to FIN 46R, respectively.

The combined financial statements are presented on a combined basis, in accordance with GAAP for the periods prior to September 30, 2005. For financial reporting purposes the non-controlling stockholders or members (ownership interests other than those controlled by FIG) have been presented as minority interest. Upon consummation of the formation transaction, the minority interests were consolidated as stockholders of BSL and their interest reflected at fair value in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations’’.

The results of facilities and companies acquired are included in the consolidated and combined financial statements from the effective date of the respective acquisition. All significant intercompany balances and transactions have been eliminated.

Purchase Accounting

In determining the allocation of the purchase price of companies and facilities to net tangible and identified intangible assets acquired and liabilities assumed, we make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. We allocate the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions SFAS No. 141, Business Combinations. The determination of fair value involves the use of significant judgment and estimation. We determine fair values as follows:

Current assets and current liabilities assumed are valued at carryover basis which approximates fair value.

Property, plant and equipment are valued utilizing discounted cash flow projections that assume certain future revenue and costs, and considers capitalization and discount rates using current market conditions. We allocate the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values.

We allocate a portion of the purchase price to the value of resident leases acquired based on the difference between the facilities valued with existing in-place leases adjusted to market rental rates and the facility valued as if vacant. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar resident leases. In estimating carrying costs, management includes estimates of lost rentals during the lease-up period and estimated costs to execute similar leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.

Leasehold operating intangibles are valued utilizing discounted cash flow projections that assume certain future revenues and costs over the remaining lease term. The value assigned to operating lease intangibles is amortized on a straight-line basis over the lease term.

Facility purchase options are valued at the estimated value of the underlying facility less the cost of the option payment discounted at current market rates. Management contracts and other acquired contracts are valued at a multiple of management fees and operating income and amortized over the estimated term of the agreement.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Long-term debt assumed is calculated based on the current market rates and collateral securing the indebtedness.

Capital lease obligations are valued based on the present value of the minimum lease payments applying a discount rate equal to our estimated incremental borrowing rate at the date of acquisition.

Deferred entrance fee revenue is valued at the estimated cost of providing services to residents over the terms of the current contracts to provide such services. Refundable entrance fees are valued at cost pursuant to the resident lease plus the resident’s share of any appreciation of the facility unit at the date of acquisition.

A deferred tax liability is recognized at statutory rates for the difference between the book and tax bases of the acquired assets and liabilities.

The excess of the fair value of liabilities assumed and cash paid over the fair value of assets acquired is allocated to goodwill.

Goodwill and Other Intangible Assets

Goodwill relates to the minority step-up in basis in connection with Fortress’ acquisition of BLC in 2000, our formation transactions and our acquisition of ARC in 2006. This cost is not amortized and we perform an annual impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is allocated to the carrying value of each facility and analyzed in connection with our evaluation of permanent impairment. Impairment losses are measured annually unless events and circumstances indicate that the asset and allocated goodwill might be impaired.

Other intangible assets were acquired as a result of the ARC Merger and include the following at December 31, 2006 ($ in 000’s):

	Amortization Period	December 31, 2006
Facility purchase options	Non-amortizable	$147,682
Other intangible assets, net	1-5 years	144,766
Total other intangible assets, net		$292,448

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $14.1 million, $ — million and $ — million, respectively.

Future amortization expense for other intangible assets is estimated to be as follows ($ in 000’s):

Year Ending December 31,	Future Amortization
2007	$32,190
2008	32,190
2009	31,731
2010	31,139
2011	17,516
Total	$144,766

Investment in Unconsolidated Ventures

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered VIEs as we do not possess a controlling financial interest.

New Accounting Pronouncements

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Partners Have Certain Rights (‘‘EITF 04-5’’). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date was June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. We adopted EITF 04-05 effective January 1, 2006, and as a result, consolidated the operations of three limited partnerships controlled by us. On November 30, 2006, we purchased a facility from one of the limited partnerships and the partnership was liquidated. The ownership interests in the remaining two limited partnerships not owned by us have been reflected in the 2006 consolidated balance sheet as minority interest. A summary of the impact on the financial position of the Company as of January 1, 2006 is presented in the Supplemental Schedules of Noncash Operating, Investing and Financing Activities included in the accompanying consolidated and combined Statements of Cash Flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (‘‘FAS 157’’). FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new statement on its consolidated financial statements.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $8.5 million and $3.0 million as of December 31, 2006 and 2005, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Entrance Fees

Certain of the Company’s facilities have residency agreements which require the resident to pay an upfront fee prior to occupying the facility. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based upon an actuarial valuation. The refundable portion is generally refundable upon the sale of the unit, or in certain agreements upon the resale of a comparable unit or 12 months after the resident vacates the unit. All refundable amounts due to residents at any time in the future are classified as current liabilities.

The non-refundable portion of entrance fees expected to be earned and recognized in revenue in one year is recorded as a current liability. The balance of the non-refundable portion is recorded as a long-term liability.

Management Fee Revenue

Management fee revenue is recorded as services are provided to the owners of the facilities. Revenues are determined by an agreed upon percentage of gross revenues (as defined).

Cash and Investments — Restricted

Cash and investments — restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following ($ in 000’s):

	December 31,
	2006	2005
Current:
Real estate taxes	$21,311	$10,385
Tenant security deposits	8,862	12,241
Replacement reserve and other	30,943	14,688
Subtotal	61,116	37,314
Long term:
Insurance reserves	4,210	17,633
Debt service and other deposits	17,873	6,466
Subtotal	22,083	24,099
Total	$83,199	$61,413

Nine facilities located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act. As of December 31, 2006 and 2005, required deposits were $15.5 million and $13.5 million, respectively, all of which were made in the form of letters of credit.

Assets Held for Sale

We record an impairment loss on facilities held for sale whenever their carrying value cannot be fully recovered through the estimated cash flows, including net sale proceeds. The amount of the

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

impairment loss recognized is the difference between the carrying value and the estimated fair value less costs to sell. Our policy is to consider a facility to be held for sale when we have committed to a plan to sell such facility and active marketing activity has commenced or is expected to commence in the near term. Depreciation is suspended during the period the assets are held for sale.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent the Company’s valuation allowance is reduced or eliminated as a result of a business combination, the reduction in the valuation allowance is recorded as part of the purchase price allocation.

Fortress CCRC and FIT REN are limited liability companies and as such the liability for such taxes is that of the members. Accordingly, for purposes of the combined statements, no provision for Federal and state income taxes has been included for these entities.

Property, Plant and Equipment and Leasehold Intangibles

Property, plant and equipment are carried at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life, or if the renovations or improvements are made with respect to facilities subject to an operating lease, over the shorter of the estimated useful life of the renovations or improvements, or the term of the operating lease. Facility operating expenses excludes depreciation and amortization directly attributable to the operation of the facility.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Long-Lived Assets to Be Disposed, we will record impairment losses on long-lived assets, including leasehold intangibles, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets. Impairment losses will be measured as the difference between carrying value and fair value of assets.

Depreciation is provided on a straight-line basis over the estimated useful lives of assets, which are as follows:

Asset Category	Estimated Useful Life
Buildings and improvements	40 years
Leasehold improvements	1 – 18 years
Furniture and equipment	3 – 7 years
Resident lease intangibles	1 – 4 years
Leasehold operating intangibles	1 – 18 years

Deferred Costs

Deferred financing and lease costs are recorded in other assets and amortized on a straight-line basis, which approximates the level yield method, over the term of the related debt or lease.

Fair Value of Financial Instruments

Cash and cash equivalents, cash and investments-restricted and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

a discounted cash flow analysis based upon our current borrowing rate for debt with similar maturities and collateral securing the indebtedness. As of December 31, 2006 and 2005, the fair value of long-term debt approximates its book value.

Derivative Financial Instruments

In the normal course of business, we use a variety of financial instruments to manage or hedge interest rate risk. We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The change in mark-to-market of the value of the derivative is recorded as an adjustment to income or other comprehensive income (loss) depending upon whether it has been designated and qualifies as an accounting hedge.

Prior to October 1, 2006, the Company qualified for hedge accounting on designated swap instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, with the effective portion of the change in fair value of the derivative recorded in other comprehensive income and the ineffective portion included in the change in fair value of derivatives in the statement of operations.

On October 1, 2006, the Company elected to discontinue hedge accounting prospectively for the previously designated swap instruments. Consequently, the net gains and losses accumulated in other comprehensive income at that date of $1.3 million related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt payments. In the future, if the underlying hedged debt is extinguished or refinanced, the remaining unamortized gain or loss in accumulated other comprehensive income will be recognized in net income. Although hedge accounting was discontinued on October 1, 2006, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet and the change in fair value beginning October 1, 2006 has been included in the statements of operations.

We do not enter into derivative contracts for trading or speculative purposes. Furthermore, we have a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

Obligation to Provide Future Services

Annually, we calculate the present value of the net cost of future services and the use of facilities to be provided to current residents of our continuing care retirement communities (‘‘CCRCs’’) and compare that amount with the balance of non-refundable deferred revenue from advance fees. If the present value of the net cost of future services and the use of facilities exceeds the non-refundable deferred revenue from advance fees, a liability is recorded (obligation to provide future services and use of facilities) with the corresponding charge to income.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed facilities under a master insurance program, our current policy provides for deductibles of $3.0 million for each claim. As a result, we are self-insured for most claims. In addition, we maintain a self-insured workers compensation program and a self-insured employee medical program, for amounts below excess loss coverage amounts, as defined. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actual valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments net of any related income tax effect. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 equals $110.4 million, $49.3 million and $9.8 million, respectively.

Earnings Per Share

We compute earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income (net loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (net loss) by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of restricted stock grants issued during 2006 and 2005. Restricted stock grants are excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

The periods prior to our formation on September 30, 2005, have been presented as if the common shares described in note 1 had been issued and were outstanding for the periods in which FIG controlled BLC, Alterra, FIT REN and Fortress CCRC. Prior to the initial public offering, Non-FIG Shareholders have been presented as minority interests.

Restructuring Charges

In connection with the formation of the Company, certain home office functions were combined and we incurred costs of $1.3 million for the year ended December 31, 2006 which were expensed and included in general and administrative expense in the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred and were $7.0 million, $6.2 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Facility Leases

We, as lessee, make a determination with respect to each of the facility leases whether they should be accounted for as operating leases or capital leases. We base our classification criteria on estimates regarding the fair value of the leased facility, minimum lease payments, our effective cost of funds, the economic life of the facility and certain other terms in the lease agreements. In a business combination, we assume the lease classification previously determined by the prior lessee absent a modification, as determined by SFAS No. 13, Accounting for Leases, in the assumed lease agreement. Facilities under operating leases are accounted for in our statement of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred. For facilities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet representing the present value of the future minimum lease payments and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheet. The asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. We amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

All of our leases contain fixed or formula based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, we recognize all rent-free or rent holiday periods in operating leases on a straight-line basis over the leased term, including the rent holiday period.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows ($ in 000’s):

	For the Years Ended December 31,
	2006	2005	2004
Cash basis payment	$208,425	$173,525	$97,669
Straight-line expense	24,699	23,752	4,588
Amortization of deferred gain	(4,345)	(7,938)	(2,260)
Facility lease expense	$228,779	$189,339	$99,997

Sale Leaseback

Sale leaseback accounting is applied to transactions in which a facility is sold and leased back from the buyer. Under sale leaseback accounting, we remove the facility and related liabilities from the balance sheet. Gain on the sale is deferred and recognized as a reduction of rent expense for operating leases and a reduction of interest expense for capital leases.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3.    Investment in Unconsolidated Ventures

We have interests ranging from 10% to 49% in nine unconsolidated ventures for the year ended December 31, 2006 and a 25% interest in an unconsolidated joint venture for each of the years ended December 31, 2005 and 2004, respectively. Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, are as follows ($ in 000’s):

	2006	2005	2004
Statement of Operations Data:
Total revenue	$79,540	$11,179	$10,701
Expenses:
Facility operating	55,209	8,897	8,162
Depreciation and amortization	12,317	1,629	2,216
Interest expense	18,020	2,049	2,049
Interest income	(2,488)	(2,035)	(1,602)
Other expense	4,623	—	81
Total expense	87,681	10,540	10,906
Net income (loss)	$(8,141)	$639	$(205)

	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$10,757	$444
Mezzanine loan receivable	12,739	12,739
Property, plant and equipment, net	416,285	49,245
Other	117,067	1,455
Total assets	$556,848	$63,883
Accounts payable and accrued expenses	$89,286	$1,555
Long-term debt	293,972	30,355
Members’ equity	173,590	31,973
Total liabilities and members’ equity	$556,848	$63,883
Members’ equity consists of:
Invested capital	$195,089	$35,973
Cumulative net income (loss)	(7,741)	400
Cumulative distributions	(13,758)	(4,400)
Members’ equity	$173,590	$31,973

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.    Property, Plant and Equipment and Leasehold Intangibles

Property, plant and equipment and leasehold intangibles consist of the following as of December 31 ($ in 000’s):

	2006	2005
Land	$236,945	$122,644
Buildings and improvements	2,301,841	1,058,647
Furniture and equipment	137,583	63,762
Resident and operating lease intangibles	558,781	167,985
Assets under capital and financing leases	654,337	66,547
	3,889,487	1,479,587
Accumulated depreciation and amortization	(230,699)	(70,855)
Property, plant and equipment and leasehold intangibles, net	$3,658,788	$1,408,732

Future amortization expense for resident and operating lease intangibles is estimated to be as follows ($ in 000’s):

Year Ending December 31,	Future Amortization
2007	$95,305
2008	47,954
2009	40,320
2010	39,289
2011	37,911
Thereafter	219,771
Total	$480,550

5.    Assets Sold or Held for Sale

We did not sell or dispose of any facilities or land parcels during the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, we sold or disposed of five and thirteen facilities, respectively. We did not sell or dispose of any land parcels during the year ended December 31, 2005. We sold or disposed of two land parcels during the year ended December 31, 2004. In connection with these sales and dispositions, we repaid $0.8 million and $6.7 million in debt during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2006 and 2005, we had no assets held for sale.

We have presented separately as discontinued operations in all periods, the results of operations for all consolidated assets disposed of or held for sale.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table represents operating information included in the loss on discontinued operations in the consolidated and combined statements of operations ($ in 000’s):

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$—	$4,676	$15,265
Operating expenses	—	5,642	16,533
Operating loss	—	(966)	(1,268)
Gain (loss) on sale or disposal of residences	—	1,321	65
Benefit for income taxes	—	—	481
Income (loss) on discontinued operations before minority interest	—	355	(722)
Minority interest	—	(483)	361
Loss on discontinued operations	$—	$(128)	$(361)

6.    Other Assets

Other assets are primarily comprised of loans receivable, deferred financing costs, net, and an employee loan receivable (note 12).

7.    Debt

Line of Credit Agreement

As of December 31, 2005, we had an available secured line of credit of $23.5 million ($13.5 million was only available for certain letters of credit), and there were no borrowings outstanding. Borrowings under the line of credit bore interest at the prime rate plus 1.00% (the prime rate was 7.25%) and we paid a quarterly fee of 1/8% per annum on the unused amounts under the line of credit. The line of credit was terminated on February 10, 2006.

On February 10, 2006, we entered into a $330.0 million credit agreement, as amended in May 2006 and June 2006, consisting of a $250.0 million term loan available for acquisitions, a $20.0 million revolving loan, and a $60.0 million letters of credit commitment. The credit agreement bore interest at the base rate plus 0.50% or LIBOR plus 1.50%, at our election, and was scheduled to mature on February 10, 2007, subject to extension at our option for six months. In connection with the revolving loan we paid a commitment fee of 0.50% and were subject to a non-use fee on the term loan of 0.125% of the average daily amount of undrawn funds so long as we drew less than $150.0 million or 0.25% if we drew $150.0 million or more.

On July 25, 2006, we repaid the $195.0 million outstanding balance of the term portion of our credit agreement plus accrued interest and terminated the $250.0 million term loan portion of the credit agreement.

On November 16, 2006, we amended and restated our credit agreement (the ‘‘Amended Credit Agreement’’). The two-year facility has been increased to $400.0 million, consisting of a $320.0 million revolving loan facility (with a $70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million. The Amended Credit Agreement bears interest at the base rate plus 0.50% or LIBOR plus 1.50%, at our election. The $80.0 million letter of credit facility bears interest at 1.50%. In connection with the Amended Credit Agreement, we paid a commitment fee of 0.50% and are subject to a non-use fee of 0.25% on all unutilized amounts. The Amended Credit Agreement matures on November 15, 2008 subject to extension at our option for six months and payment of a 0.375% commitment fee. As of December 31, 2006 and March 9, 2007, $163.5 million and $76.0 million was

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

drawn on the revolving loan facility and $88.4 million and $98.9 million of letters of credit have been issued under the Amended Credit Agreement, respectively. The Amended Credit Agreement is secured by a pledge of our tier one subsidiaries and future acquisitions.

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following ($ in 000’s):

	December 31,
	2006	2005
Mortgage notes payable due 2008 through 2037; weighted average interest at rates of 6.98% in 2006 (weighted average interest rate 5.55% in 2005)	$490,997	$70,422
Mortgages payable, due from 2009 through 2038; weighted average interest rate of 6.57% in 2006 (weighted average interest rate of 9.12% in 2005)	74,571	74,704
$150,000 Series A notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $7.0 million guaranty by BLC and a $3.0 million letter of credit	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.37%, payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012 secured by the FIT REN portfolio	171,000	171,000
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25% effective May 1, 2006 (3.0% prior to that date), payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae weighted average interest rates of (4.91% and 4.73% at December 31, 2006 and 2005, respectively), due 2032 secured by the Chambrel portfolio, payable interest only until maturity	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.91% in 2006 (weighted average interest rate of 11.48% in 2005)	369,750	66,284
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 13 of our facilities and a $11.5 million guaranty by the Company	225,000	—
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Mortgages payable due 2010-2011, weighted average interest rates of 6.81%, secured by the limited partnerships consolidated pursuant to EITF 04-5 ($2,620 payable currently)	9,189	—
Serial and term revenue bonds repaid January 2006	—	2,555
Total debt	1,709,843	754,301
Less current portion	20,869	132
Total long-term debt	$1,688,974	$754,169

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2006 are as follows ($ in 000’s):

Year Ending December 31,	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt
2007	$7,112	$46,819	$53,931
2008	24,766	48,022	72,788
2009	349,217	49,122	398,339
2010	173,869	50,463	224,332
2011	76,811	51,831	128,642
Thereafter	708,318	348,487	1,056,805
Total obligations	1,340,093	594,744	1,934,837
Less amount representing interest (8.91%)	—	(224,994)	(224,994)
Total	$1,340,093	$369,750	$1,709,843

On July 14, 2006, we refinanced the $150.0 million Series A notes payable. The new mortgage loan bears interest at LIBOR plus 0.88%, is payable in monthly installments of interest only through August 2011 and thereafter payable in installments of principal and interest through maturity in August 2013. The mortgage loan is additionally secured by a $7.0 million guaranty by BLC until the debt service coverage ratio is 1.35:1.00 for six months and a $3.0 million letter of credit. We entered into an interest rate swap to convert the interest rate from floating to fixed.

On July 25, 2006, concurrent with the consummation of the ARC Merger, ARC obtained a $310.0 million first mortgage loan commitment, $225.0 million of which was funded at closing. The balance of the commitment expires in one year. The loan is secured by 13 facilities, bears interest at a variable rate of LIBOR plus 0.70%, and is payable interest only through maturity in August 2012. We entered into an interest rate swap to convert the interest rate from floating to fixed.

As of December 31, 2006, we are in compliance with the financial covenants of our outstanding debt.

In the normal course of business, we use a variety of financial instruments to manage or hedge interest rate risk. We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to our hedge agreements we are required to secure our obligation to the counterparty if the fair value liability exceeds a specified threshold.

All derivative instruments are recognized as either assets or liabilities in the consolidated and combined balance sheet at fair value. The change in mark-to-market of the value of the derivative is recorded as an adjustment to income or other comprehensive income (loss) depending upon whether it has been designated and qualifies as an accounting hedge.

We do not enter into derivative contracts for trading or speculative purposes. Furthermore, we have a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes our swap instruments at December 31, 2006 ($ in 000’s):

Current notional balance	$1,153,620
Highest possible notional	$1,153,620
Lowest interest rate	3.615%
Highest interest rate	6.87%
Average fixed rate	4.89%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average original maturity	5.2 years
Estimated liability fair value (included in other liabilities at December 31, 2006)	$(4,649)
Estimated asset fair value (included in other assets at December 31, 2006)	$6,157

Prior to October 1, 2006, the Company qualified for hedge accounting on designated swap instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, with the effective portion of the change in fair value of the derivative recorded in other comprehensive income and the ineffective portion included in the change in fair value of derivatives in the statement of operations.

On October 1, 2006, the Company elected to discontinue hedge accounting prospectively for the previously designated swap instruments. Consequently, the net gains and losses accumulated in other comprehensive income at that date of $1.3 million related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt payments. In the future, if the underlying hedged debt is extinguished or refinanced, the remaining unamortized gain or loss in accumulated other comprehensive income will be recognized in net income. Although hedge accounting was discontinued on October 1, 2006, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet and the change in fair value beginning October 1, 2006 has been included in the statements of operations.

8.    Accrued Expenses

Accrued expenses at December 31 comprise the following ($ in 000’s):

	2006	2005
Accrued salaries and wages	$41,452	$14,350
Accrued interest	6,343	4,078
Accrued insurance reserves	25,658	12,877
Accrued real estate taxes	24,268	12,088
Accrued income taxes	4,398	314
Accrued vacation	12,221	6,169
Accrued professional fees	1,554	3,045
Accrued lease payable	8,845	7,202
Other	30,838	25,269
Total	$155,577	$85,392

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9.    Income Taxes

The (provision) benefit for income taxes is comprised of the following ($ in 000’s):

	For the Years Ended December 31,
	2006	2005	2004
Federal:
Current	$—	$540	$(5,032)
Deferred	39,267	—	(2,895)
	39,267	540	(7,927)
State:
Current	(776)	(443)	(2,368)
Deferred	—	—	(335)
	(776)	(443)	(2,703)
Total	$38,491	$97	$(10,630)

A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows ($ in 000’s):

	For the Years Ended December 31,
	2006	2005	2004
Tax benefit at U.S. Statutory Rate	$51,068	$23,586	$3,721
Variable interest entities (VIEs)	—	(2,454)	(10,342)
Valuation allowance	(17,510)	(19,027)	(3,491)
State taxes, net of federal income tax	5,666	1,752	(1,444)
Other, net	(733)	(3,760)	926
Total	$38,491	$97	$(10,630)

As discussed in note 2, we adopted FIN 46R as of December 31, 2003 and consolidated the VIEs for financial reporting purposes. For Federal and state income tax purposes, we are not the legal owner of the entities and are not entitled to receive tax benefits generated from the losses associated with these VIEs.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities at December 31 are as follows
($ in 000’s):

	2006	2005
Deferred income tax assets:
Operating loss carryforwards	$75,425	$50,104
Prepaid revenue	45,405	1,346
Accrued expenses	37,446	18,184
Capital lease obligations	118,156	—
Fair value of interest rate swaps	1,778	2,288
Deferred lease liability	18,341	7,875
Deferred gain on sale leaseback	18,411	18,231
Tax credits	3,713	1,407
Other	7,005	333
Total gross deferred income tax asset	325,680	99,768
Valuation allowance	(6,000)	(47,511)
Net deferred income tax assets	319,680	52,257
Deferred income tax liabilities:
Property, plant and equipment	(671,500)	(86,090)
Investment in Brookdale Senior Housing, LLC	(5,118)	(5,353)
Other	(2,177)	(2,503)
Total gross deferred income tax liability	(678,795)	(93,946)
Net deferred tax liability	$(359,115)	$(41,689)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows ($ in 000’s):

	2006	2005
Deferred tax asset – current	$40,019	—
Deferred tax liability – noncurrent	(399,134)	(41,689)
Net deferred tax liability	$(359,115)	(41,689)

In connection with Alterra’s emergence from bankruptcy in December 2003, its assets and liabilities were recorded at their respective fair market values. Deferred tax assets and liabilities were recognized for the tax effects of the difference between the fair values and the tax bases of Alterra’s assets and liabilities. In addition, deferred tax assets were recognized for the future use of net operating losses. The valuation allowance established to reduce deferred tax assets as of December 31, 2004 was $28.4 million. The reduction in this valuation allowance relating to net deferred tax items existing at the Effective Date will increase additional paid in capital. At December 31, 2004, Alterra increased additional paid-in capital by $4.8 million as a result of a reduction in valuation allowance related to net deferred tax assets not benefited under fresh-start accounting, but realized in the year ended December 31, 2004. During 2005, Alterra reduced additional paid-in capital by $0.9 million due to a reversal of the valuation allowance, related to net deferred tax asset.

As described in note 1, BSL was formed on September 30, 2005, by the exchange of common shares or membership interests in entities controlled by FIG that were recorded on a carryover basis. The non-FIG stockholder interests were recorded at their respective fair values for financial reporting purposes. On April 7, 2006, BSL acquired the stock of SALI and on July 25, 2006 acquired the stock of ARC. In connection with these acquisition transactions, the assets and liabilities were recorded at

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

their respective fair value for financial reporting purposes. The assets and liabilities were recorded at carryover basis for Federal income tax purposes. The difference between the basis recorded for financial reporting purposes and the basis recorded for Federal income tax purposes with respect to the formation transaction and SALI and ARC acquisitions is reflected as a deferred tax liability. As a result of these transactions, we have determined that it is more likely than not that we will recognize certain deferred tax assets and have adjusted our valuation allowance to $6.0 million primarily related to state operating loss carryforwards not expected to be realized. The valuation allowance is $6.0 million and $47.5 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, we had net operating loss carryforwards of approximately $178.5 million and $128.5 million, respectively, which are available to offset future taxable income through 2025. Included in this net operating loss carryforward is $5.8 million of losses relating to restricted stock grants. Under SFAS 123R, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

The formation of BSL, reorganization of Alterra, and the acquisitions of ARC and SALI constitute ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, BSL’s ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.

10.    Facility Operating Leases

We have entered into sale leaseback and lease agreements with certain real estate investment trusts (REITs). Under these agreements we either sell facilities to the REIT or enter into a long-term lease agreement for such facilities. The lease terms vary from 10 to 20 years and include renewal options ranging from 5 to 30 years. We are responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of our lease arrangements are structured as master leases. Under a master lease, we lease numerous facilities through an indivisible lease. We typically guarantee our performance and the lease payments under the master lease and are subject to net worth, minimum capital expenditure requirements per facility per annum and minimum lease coverage ratios. Failure to comply with these covenants could result in an event of default. Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if we do not meet the required covenant.

As of December 31, 2006 and 2005, we operated 361 and 288 facilities, respectively, under long-term leases (301 operating leases and 60 capital and financing leases at December 31, 2006). The remaining base lease terms vary from one to 41 years and generally provide for renewal, extension and purchase options. We expect to renew, extend or exercise purchase options in the normal course of business; however, there can be no assurance that we will exercise these rights in the future.

One lease requires us to deposit 50% of excess cash flow until the security deposit is $10.0 million. Upon achieving certain lease coverage ratios, the security deposit is to be returned. During September 2006 we met the lease coverage test and the lease security deposit was returned.

One lease required posting of a lease security deposit in an interest bearing account at closing. The lease security deposit will be released upon achieving certain lease coverage ratios. We agreed to spend a minimum of $450 per unit per year on capital improvements of which the lessor will reduce the security deposit by the same amount up to $600 per unit, or $2.7 million per year. For the years ended December 31, 2006 and 2005, we received a release of $2.7 million each year from the lease security deposit.

11.    Commitments and Contingencies

We have three operating lease agreements for 30,314, 51,988 and 63,600 square feet of office space that extend through 2010, 2009 and 2010, respectively. The leases require the payment of base

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

rent which escalates annually, plus operating expenses (as defined). We incurred rent expense of $2.6 million, $1.6 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, under the office leases.

The aggregate amounts of all future minimum operating lease payments, including facilities and office leases, as of December 31, 2006, are as follows ($ in 000’s):

Year Ending December 31,	Operating Leases
2007	$247,146
2008	250,654
2009	256,733
2010	260,180
2011	263,388
Thereafter	1,989,997
Total	$3,268,098

We have employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers’ employment, as described in those agreements.

Litigation

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the ‘‘Action’’). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, a subsidiary of the Company, GFB-AS Investors, LLC (‘‘GFB-AS’’), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, FIG, an affiliate of our largest stockholder, and our Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our Chief Financial Officer, but not including the Company, BLC, or FIG, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our Chief Financial Officer, but not including the Company, BLC, the general partners, or FIG, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (‘‘RICO’’); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, we filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plan to continue to vigorously

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the ‘‘Second Action’’). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, we filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.

In addition, we have been involved in other litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, our industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

12.    Insurance, Benefits and Employee Loan

Insurance

We obtain various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company’s estimate of expected losses plus incurred but not reported claims. As of December 31, 2006 and 2005, we have accrued $53.4 million and $30.5 million, for our self-insured programs of which $27.8 million and $12.4 million is classified as long-term, respectively.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs with cash and letters of credit aggregating $0.4 million and $32.8 million, and $17.1 million and $6.6 million as of December 31, 2006 and 2005, respectively.

Employee Benefit Plan

We maintain 401(k) Retirement Savings Plans for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. We make matching contributions in amounts equal to 25% of the employee’s contribution to the plan. Employees are always 100% vested in their own contributions and vest in our contributions over five years. We made contributions to such plans in the amount of $1.7 million, $1.0 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts are included in facility operating and general and administrative expense in the accompanying consolidated and combined statements of operations.

Employee Loan

Pursuant to the terms of his employment agreement, BLC loaned approximately $2.0 million to Mark J. Schulte, our Co-Chief Executive Officer. In exchange, BLC received a ten-year, secured,

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

non-recourse promissory note, which note bears interest at a rate of 6.09% per annum, of which 2.0% is payable in cash and of which the remainder accrues and is due at maturity on October 2, 2010. The note is secured by a portion of Mr. Schulte’s stock. There has been no modification to the terms of the loan since the date of enactment of the Sarbanes-Oxley Act of 2002.

13.    Segment Information

We currently have four reportable segments: independent living; assisted living; retirement centers/CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

In connection with the integration of ARC’s operations into our business, we have recently reorganized our operating divisions into the Chicago Operating Group, the Milwaukee Operating Group and the Nashville Operating Group. The Chicago Operating Group is now responsible for the operation of our independent living facilities, the Milwaukee Operating Group is now responsible for the operation of our freestanding assisted living facilities (including memory care facilities) and the Nashville Operating Group is now responsible for the operation of our retirement centers/CCRC facilities.

We have retained the management services segment, as the organizational changes detailed above did not impact that segment. Our management services segment includes the results of facilities that we operate on behalf of third parties and affiliates pursuant to management agreements.

Independent Living.    Our independent living facilities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service. The majority of our independent living facilities consist of both independent living and assisted living units in a single facility, which allows residents to ‘‘age-in-place’’ by providing them with a continuum of senior independent and assisted living services.

Assisted Living.    Our assisted living facilities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. Our assisted living facilities include both freestanding, multi-story facilities and freestanding single story facilities. We also operate memory care facilities, which are freestanding assisted living facilities specially designed for residents with Alzheimer’s disease and other dementias.

Retirement Centers/CCRCs.    Our retirement centers/CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our retirement centers/CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer’s units.

Management Services.    Our management services segment includes facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data ($ in 000’s):

	For the Years Ended December 31,
	2006	2005	2004
Revenue(1):
Independent Living	$393,940	$314,503	$263,609
Assisted Living	621,625	419,541	393,718
Retirement Centers/CCRCs	288,731	52,671	—
Management Services	5,617	3,862	3,545
	$1,309,913	$790,577	$660,872
Segment Operating Income(2):
Independent Living	168,480	132,753	104,965
Assisted Living	234,558	149,949	137,193
Retirement Centers/CCRCs	81,457	10,126	—
Management Services	3,932	2,704	2,482
	$488,427	$295,532	$244,640

General and administrative (including non-cash stock compensation expense)(3)	$116,212	$80,538	$42,577
Facility lease expense	228,779	189,339	99,997
Depreciation and amortization	188,129	47,048	50,153
Operating income (loss)	$(44,693)	$(21,393)	$51,913
Total Assets:
Independent Living	$1,289,540	$825,000	$455,954
Assisted Living	1,584,896	427,751	191,831
Retirement Centers/CCRCs	1,589,959	336,253	—
Corporate and Management Services	278,060	108,807	98,840
	$4,742,455	$1,697,811	$746,625

(1)	All revenue is earned from external third parties in the United States.

(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Alterra emerged from bankruptcy on December 4, 2003, and had accrued an estimated liability for certain insurance claims related to periods prior to the emergence from Chapter 11 proceedings. For the years ended December 31, 2006, 2005, and 2004, we recorded a non-cash benefit of approximately $4.1 million, $4.7 million, and $6.3 million, respectively, related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

(3)	Net of general and administrative costs allocated to management services reporting segment.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, for each operating segment are as follows ($ in 000’s):

	Independent Living	Assisted Living	Retirement Centers/CCRCs	Total
Balance as January 1, 2005	$8,960	$—	$—	$8,960
Formation transaction partial step-up (see note 1)	(5,267)	61,166	787	56,686
Balance as of December 31, 2005	$3,693	$61,166	$787	$65,646
Acquisitions	4,425	40,755	213,924	259,104
Balance as of December 31, 2006	$8,118	$101,921	$214,711	$324,750

14.    Employee Restricted Stock Plans and Omnibus Stock Incentive Plan

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

On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of restricted securities to those participants selected by our board of directors. At September 30, 2005, as a result of the formation transactions described in note 1, these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share (‘‘Initial Equity Awards’’). Pursuant to the plans, 25% to 50% of each individual’s award vested upon completion of the initial public offering on November 22, 2005. The remaining awards vest over a period of three to five years.

On October 14, 2005, we adopted a new equity incentive plan for our employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (‘‘Incentive Plan’’), which was approved by our stockholders on October 14, 2005. A total of 2,000,000 shares of our common stock were initially reserved for issuance under the Incentive Plan; provided, however, that commencing on the first day of our fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance was increased by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year. When Section 162(m) of the Internal Revenue Code becomes applicable, the maximum aggregate number of shares that will be subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year may not exceed 400,000, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.

In connection with the ARC Merger, our board of directors approved an amendment to the Incentive Plan (the ‘‘Plan Amendment’’) to reserve an additional 2,500,000 shares of common stock for issuance thereunder to satisfy (i) obligations to provide for certain purchases of common stock by ARC officers and employees and (ii) obligations to make corresponding grants of restricted shares of common stock under the Incentive Plan to those ARC officers and employees who purchased such shares of common stock pursuant to employment agreements and optionee agreements entered into in connection with the ARC Merger, and for such other grants that may be made from time to time

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

pursuant to the Incentive Plan. Upon completion of the ARC Merger, we issued 475,681 shares of common stock to certain officers of ARC at $38.07 per share for aggregate proceeds of $18.1 million and granted the officers 475,681 shares of restricted stock at $48.00 per share. On May 12, 2006, funds managed by affiliates of Fortress, which then held approximately 65% of our common stock, executed a written consent approving the Plan Amendment effective upon consummation of the ARC Merger. This consent constituted the consent of a majority of the total number of shares of our outstanding common stock and was sufficient to approve the Plan Amendment.

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

As a result of the formation transactions described in note 1, the employee restricted stock plans described above were merged into the Incentive Plan. Certain participants receive dividends on unvested shares. Where participants do not receive dividends on unvested shares during the vesting period, the grant-date per share fair value has been reduced for the present value of the expected dividend stream during the vesting period. The shares are subject to certain transfer restrictions and may be forfeited upon termination of a participant’s employment for any reason, absent a change in control of the Company.

On September 15, 2006, we entered into Separation and General Release Agreements (‘‘Agreements’’) with two officers that accelerated the vesting provision of a portion of their restricted stock grants upon satisfying certain conditions. As a result of the modification, the previous compensation expense related to these grants was reversed and a charge based on the fair value of the stock at the modification date will be recorded over the modified vesting period. The net impact of the adjustment was $5.6 million of additional expense for the year ended December 31, 2006.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company allocates compensation costs under SFAS 123R on a straight-line basis over the requisite service period. For performance-based awards with graded vesting, compensation expense is recognized using graded vestings.

The following table sets forth information about our restricted stock awards:

	Number of Shares
	2006	2005	2004
Outstanding on January 1,	2,168,000	—	—
Granted	1,548,000	3,142,000	—
Vested	(226,000)	(974,000)	—
Cancelled/forfeited	(208,000)	—	—
Outstanding on December 31,	3,282,000	2,168,000	—

As of December 31, 2006, there was approximately $81.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted average period of 3.2 years.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Additional grants of restricted shares other than the Initial Equity Awards described above were as follows ($ in 000’s except for per share amounts):

	Grants	Value Per Share	Total Value
As of December 31, 2005	554,000	$19.00-28.75	$10,743
Three months ended March 31, 2006	44,000	33.10	1,451
Three months ended June 30, 2006	49,000	44.40	2,196
Three months ended September 30, 2006	1,107,000	41.65-48.00	52,275
Three months ended December 31, 2006	348,000	45.26-48.55	16,624

Compensation expense of $26.6 million and $22.7 million in connection with the grants of restricted stock was recorded for the years ended December 31, 2006 and 2005, respectively, net of forfeitures estimated at 5% of the shares granted.

15.    Acquisitions and Financings

Our financial results are impacted by the timing, size and number of acquisitions and leases we complete in a period. During the year ended December 31, 2006, the number of facilities we owned or leased increased by 203, for an aggregate purchase price of approximately $1,968.4 million. The following table summarizes 2006 acquisition activity:

Seller	Acquisition Closing Date	Purchase Price, Excluding Fees, Expenses And Assumption of Debt ($ in millions)	Type(s) of Housing Facilities Acquired(1)
Orlando Madison Ivy, LLC	February 28, 2006	$13.0	AL
Wellington Group LLC	March 28, 2006	79.5	AL
American Senior Living L.P.	March 31, 2006/ July 27, 2006	143.2	IL, AL, CCRC
Southern Assisted Living Inc.	April 7, 2006	82.9	AL
AEW Capital Management	April 28, 2006/ June 30, 2006/ August 31, 2006	200.5	IL, AL, CCRC
Southland Suites	May 1, 2006	24.0	AL
AEW II Corporation	June 30, 2006	37.8	AL
American Retirement Corp.	July 25, 2006	1,217.4	IL, AL, CCRC
Nationwide Healthcare Properties, Inc.	November 30, 2006	148.6	AL
Bayshore Associates, LLC	November 30, 2006	21.5	IL
Total		$1,968.4

(1)	AL — Assisted Living IL — Independent Living CCRC — Continuing care retirement center

On February 28, 2006, we acquired two facilities in Orlando, Florida from Orlando Madison Ivy, LLC for an aggregate purchase price of approximately $13.0 million. In connection with the acquisition, we obtained an $8.8 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in December 2008, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On March 28, 2006, we acquired 17 assisted living facilities from the Wellington Group LLC for approximately $79.5 million. We refer to these facilities as the ‘‘Wellington Portfolio’’. The portfolio is located in Alabama, Florida, Georgia, Mississippi, and Tennessee and is divided into 13 owned and four leased facilities. In connection with the acquisition, we obtained a $52.6 million first mortgage loan, secured by the facilities, bearing interest at LIBOR plus 1.70%, payable interest only through maturity in March 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed.

On March 31, 2006, we acquired seven owned facilities from American Senior Living L.P. for an aggregate purchase price of approximately $92.1 million. We refer to these facilities as the ‘‘Liberty Owned Portfolio’’. The Liberty Owned Portfolio is located in Florida, Georgia and Tennessee. In connection with the acquisition, we obtained a $65.2 million first mortgage loan, bearing interest at LIBOR plus 1.75%, payable interest only through maturity in March 2011, and we entered into an interest rate swap to convert the loan from floating to fixed. On July 27, 2006, we completed the acquisition of ten leasehold senior living facilities from American Senior Living L.P. for $51.1 million (the ‘‘Liberty II Portfolio’’). The Liberty II Portfolio is located in Alabama, California, Delaware, Florida, Louisiana, Ohio, Tennessee, Virginia and Washington. In connection with the transaction, we purchased five facilities from the lessor and obtained $33.0 million of first mortgage financing bearing interest at 9.8%, payable interest only until maturity in 2009.

On April 7, 2006, we acquired Southern Assisted Living Inc. consisting of 41 leased facilities for approximately $82.9 million. We refer to these facilities as the ‘‘SALI Portfolio’’. Also included in the transaction was one property managed by SALI for a third party. We terminated the management contract on September 27, 2006. The SALI Portfolio is located in North Carolina, South Carolina and Virginia.

On April 28, 2006, we acquired five facilities for approximately $179.5 million from AEW Capital Management. In connection with the acquisition, we obtained $124.5 million of first mortgage financing, bearing interest at LIBOR plus a weighted average of 1.50%, payable interest only through maturity in May 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. On August 31, 2006, we acquired a skilled nursing component of one of the purchased facilities for approximately $9.4 million. In connection with the acquisition, we obtained a $6.5 million first mortgage loan, bearing interest at LIBOR plus 2.50%, payable interest only through maturity in May 2009. We refer to these facilities collectively as the ‘‘AEW Portfolio’’. The AEW Portfolio is located in California, Ohio and Washington and is comprised of six independent living, assisted living and CCRC facilities. On September 30, 2006, we closed on an interim agreement with an affiliate of AEW Capital Management to (i) loan approximately $12.4 million to the AEW affiliate pending lender approval of our acquiring one additional facility from AEW and our assuming the outstanding mortgage loan related to the facility and (ii) take over the management of the facility. The loan is due the earlier of (i) June 30, 2007, or (ii) the date on which the lender approves the assumption of the existing mortgage loan by us. The loan bears interest in an amount equal to the facility’s net cash flow (as defined) or the maximum permissible by law. For financial reporting purposes, we evaluated our relationship with the entity that owns the facility pursuant to FIN 46R and determined that the entity is a VIE for which we are the primary beneficiary and accordingly, consolidated the entity as of September 30, 2006.

On May 1, 2006, we acquired four owned senior living facilities located in Florida from Southland Suites for approximately $24.0 million. We refer to these facilities as the ‘‘Southland Portfolio’’. On May 18, 2006, we obtained $16.1 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The loan is combined with the financing of and is also secured by the AEW-New Jersey Portfolio described below.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On June 30, 2006, we acquired two facilities from AEW II Corporation for approximately $37.8 million. We refer to these facilities, which are located in New Jersey, as the ‘‘AEW-New Jersey Portfolio’’. Concurrent with the closing, we obtained $24.9 million of first mortgage financing bearing interest at LIBOR plus 1.65%, payable interest only through maturity in June 2009, with two one-year extensions at our option, and we entered into an interest rate swap to convert the loan from floating to fixed. The loan is combined with the financing of and is also secured by the Southland Portfolio.

On July 25, 2006, we acquired ARC. Under the terms of the merger agreement, we acquired all outstanding shares of ARC for an aggregate purchase price of $1.2 billion, or $33.00 per share, in cash plus the assumption of $268.3 million of debt and capitalized lease obligations. The following table provides additional information regarding the calculation of the cash portion of the purchase price in connection with the ARC Merger ($ in 000’s):

Current assets	$75,440
Property, plant and equipment and leasehold intangibles	1,403,218
Other intangible assets	306,531
Goodwill	259,104
Other assets	308,345
Current liabilities	(291,508)
Deferred tax liability	(388,853)
Other liabilities including debt and capitalized lease obligations	(492,862)
Total purchase price – net of cash acquired	$1,179,415

On November 30, 2006 we acquired a facility in Tampa, Florida in which we held partnership interests for approximately $21.5 million.

On November 30, 2006, we acquired 30 facilities for approximately $148.6 million. Prior to the transaction, these properties were leased and operated by us, and owned by Nationwide Health Properties, Inc. (‘‘NHP’’). The facilities are located in Colorado, Florida, Idaho, Ohio, Oklahoma, Oregon, South Carolina and Texas. We refer to these facilities as the ‘‘NHP Portfolio’’ (see note 17).

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets and liabilities based on their estimated fair values.

The following unaudited pro forma condensed consolidated financial information sets forth the historical information for the years ended December 31, 2006 and 2005 derived from the historical financial statements, as adjusted to give effect to:

•	Pro forma adjustments to give effect to the acquisitions of the Fortress CCRC Portfolio, the Prudential Portfolio, the Chambrel Portfolio, the Merrill Gardens Portfolio, the Orlando, Florida facilities, the Wellington Portfolio, the Liberty Owned Portfolio, the SALI Portfolio, the AEW Portfolio, the Southland Portfolio, the AEW-New Jersey Portfolio, ARC, the NHP Portfolio, the Tampa facility and the Liberty II Portfolio on the statement of operations as if these transactions closed on January 1, 2005;

•	Pro forma adjustments to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of Fortress Investment Group LLC, ‘‘Minority Shareholders’’) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2005; and

•	Pro forma adjustments to give effect to the consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2005.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The unaudited pro forma condensed consolidated financial information is presented for informational purposes only, and we do not expect that this information will reflect our future results of operations. The unaudited pro forma adjustments are based on available information and upon assumptions that we believe are reasonable. The unaudited pro forma financial information assumes that the transactions described above were completed as of January 1, 2005 ($ in 000’s):

	For the Years Ended December 31,
	2006	2005
Revenues	$1,681,847	$1,565,476
Loss from operations	(84,068)	(114,105)
Loss before income taxes	(218,948)	(249,275)
Loss from continuing operations	(134,491)	(151,829)
Weighted average basic and diluted loss per share	$ (1.33)	$(1.50)
Weighted average shares used in computing basic and diluted loss per share	101,261	101,261

16.    Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2006 and 2005 ($ in 000’s, except per share amounts):

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$222,183	$268,427	$387,043	$432,260
Income (loss) from operations(2)	(3,880)	6,451	(11,903)	(35,361)
Loss before income taxes	(18,824)	(19,753)	(45,202)	(62,128)
Loss before discontinued operations	(19,326)	(20,259)	(31,145)	(37,357)
Net loss	(19,326)	(20,259)	(31,145)	(37,357)
Weighted average basic and diluted loss per share(1)	$(0.30)	$(0.31)	$(0.34)	$(0.37)
Weighted average shares used in computing basic and diluted loss per share	65,007	65,007	91,640	101,205
Cash dividends declared per share	$0.35	$0.35	$0.40	$0.45

	For the Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$174,983	$193,295	$209,252	$213,047
Income (loss) from operations	1,301	2,943	(16,393)	(9,244)
Loss before income taxes	(4,129)	(8,874)	(30,221)	(24,306)
Loss before discontinued operations	(1,763)	(5,954)	(18,685)	(24,456)
Net loss	(1,798)	(5,842)	(18,890)	(24,456)
Weighted average basic and diluted loss per share(1)	$(0.09)	$(0.21)	$(0.43)	$(0.41)
Weighted average shares used in computing basic and diluted loss per share	19,185	28,129	43,521	59,710
Cash dividends declared per share			$0.25	$0.25

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)	The loss per share has been presented as if the common shares described in note 1 had been issued and were outstanding for the periods in which FIG controlled BLC, Alterra, FIT REN and Fortress CCRC.

(2)	For the quarters ended December 31, 2006 and 2005, we recorded a non-cash benefit of $4.1 million and $4.7 million, respectively, related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

17.    Subsequent Events

On December 19, 2006, we signed a definitive agreement to acquire two senior living facilities for approximately $101.0 million. The two facilities are currently leased and operated by us and owned by private investors. The facilities are located in Ohio and North Carolina. The purchase is expected to close in April 2007. The transaction is subject to customary closing conditions and possible multiple closings.

On January 24, 2007, we purchased the interests held by our joint venture partners in a facility located in Flint, Michigan for approximately $3.9 million. Accordingly, the facility is now 100% owned by us and will be consolidated in our operations.

On January 16, 2007, and January 24, 2007, we financed the NHP Portfolio (see note 15) and Flint acquisitions with $130.0 million of first mortgage financing bearing interest at LIBOR plus 1.15%, payable interest only through February 1, 2012. We also entered into interest rate swaps to convert the loan from floating to fixed. The loan is secured by 27 of the NHP Portfolio facilities and the Flint facility and is partially secured by a $7.4 million letter of credit that will be released upon achievement of certain debt service coverage ratios.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged To other Accounts		Acquisitions		Deductions		Balance at End of Period
Deferred Tax Valuation Account:
Year ended December 31, 2004	$46,276	$—	$43,006	(1)	$—		$—		$89,282
Year ended December 31, 2005	$89,282	$—	$—		$—		$41,771	(2)	$47,511
Year ended December 31, 2006	$47,511	$—	$—		$(41,511	)(3)	$—		$6,000

(1)	Change in valuation allowance.

(2)	Change in valuation allowance due to minority step-up in basis.

(3)	Change in valuation allowance due to generation of deferred tax liabilities in connection with ARC and SALI acquisitions.

See accompanying report of independent registered public accounting firm.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired the stock of two companies (124 facilities) and purchased 49 facilities during 2006 (‘‘acquisitions’’). Our consolidated balance sheet includes 63% of total assets and our consolidated statement of operations includes 31% of revenue and 53% of net loss for the year ended December 31, 2006 related to these acquisitions. We have excluded these acquisitions from management’s assessment of internal control over financial reporting as of December 31, 2006.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (’’COSO’’). Based on its assessment and those criteria, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, as stated in their attestation report, which appears on page 76.

Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer each concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings ‘‘Proposal Number One — Election of Directors’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled ‘‘Executive Officers of the Registrant’’ under Item 4 of Part I of this report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including each of our principal executive officers, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Co-Chief Executive Officers, Co-Presidents, Chief Financial Officer, Treasurer and Controller, both of which are available on our website at www.brookdaleliving.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, will be posted on our website.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings ‘‘Compensation of Directors’’ and ‘‘Compensation of Executive Officers’’ in our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2006 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	—	—	2,887,137
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,887,137

(1)	In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of restricted shares or other forms of equity-based compensation. As of December 31, 2006, 1,838,750 shares of unvested restricted stock, issued under our Omnibus Stock Incentive Plan were outstanding. In addition, as of such date, 1,443,906 shares of unvested restricted stock issued under the plans of our predecessor entitities were outstanding. Such shares are not reflected in the table above.

(2)	Under the terms of our Omnibus Stock Incentive Plan, the number of shares reserved and available for issuance will increase annually each January 1 by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings ‘‘Certain Relationships and Related Transactions’’ and ‘‘Director Independence’’ in our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading ‘‘Proposal Number Two — Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm’’ in our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated and Combined Financial Statements

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated and Combined Financial Statements

Schedule II – Valuation and Qualifying Accounts

2)	Exhibits – See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
By: /s/ Mark J. Schulte Name: Mark J. Schulte Title: Co-Chief Executive Officer Date: March 16, 2007
By: /s/ W.E. Sheriff Name: W.E. Sheriff Title: Co-Chief Executive Officer Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	March 16, 2007

Wesley R. Edens

/s/ Mark J. Schulte	Co-Chief Executive Officer	March 16, 2007

Mark J. Schulte

/s/ W.E. Sheriff	Co-Chief Executive Officer	March 16, 2007

W.E. Sheriff

/s/ R. Stanley Young	Executive Vice President and Chief Financial Officer	March 16, 2007

R. Stanley Young

/s/ Bryan D. Richardson	Executive Vice President and Chief Accounting Officer	March 16, 2007

Bryan D. Richardson

/s/ William B. Doniger	Director	March 16, 2007

William B. Doniger

/s/ Frank M. Bumstead	Director	March 16, 2007

Frank M. Bumstead

/s/ Jackie M. Clegg	Director	March 16, 2007

Jackie M. Clegg

/s/ Jeffrey G. Edwards	Director	March 16, 2007

Jeffrey G. Edwards

/s/ Jeffrey R. Leeds	Director	March 16, 2007

Jeffrey R. Leeds

/s/ Samuel Waxman	Director	March 16, 2007

Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
2.1.1	Asset Purchase Agreement, dated as of September 3, 2004, by and among Fortress CCRC Acquisition LLC, as purchaser, Fortress Investment Fund II LLC, as guarantor, and The National Benevolent Association of the Christian Church (Disciples of Christ) and certain of its affiliated entities, as sellers (incorporated by reference to Exhibit 2.2.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.2	Letter Agreement, dated March 9, 2005, by and among The National Benevolent Association of the Christian Church (Disciples of Christ), Fortress CCRC Acquisition LLC and Fortress Investment Fund II LLC, regarding amendment of the Asset Purchase Agreement, dated as of September 3, 2004 (incorporated by reference to Exhibit 2.2.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.3	Letter Agreement dated April 6, 2005, by and among The National Benevolent Association of the Christian Church (Disciples of Christ), Fortress CCRC Acquisition, LLC, and Fortress Investment Fund II LLC, regarding Asset Purchase Agreement, dated as of September 3, 2004 (incorporated by reference to Exhibit 2.2.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.4	Letter Agreement, dated April 14, 2005, by and among The National Benevolent Association of the Christian Church (Disciples of Christ), Fortress NBA Acquisition LLC, and Fortress Investment Fund II LLC, regarding Asset Purchase Agreement, dated as of September 3, 2004 (incorporated by reference to Exhibit 2.2.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.1.5	Supplemental Agreement with Respect to the Asset Purchase Agreement, dated as of September 30, 2004, by and among Fortress CCRC Acquisition LLC, Fortress Investment Fund II LLC, The National Benevolent Association of the Christian Church (Disciples of Christ) and certain of its affiliated entities and the Official Committee of Residents appointed in Chapter 11 Case of The National Benevolent Association of the Christian Church (Disciples of Christ) (incorporated by reference to Exhibit 2.2.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.2.1	Purchase and Sale Agreement, dated March 16, 2005, by and among SHP Pacific Inn, LLC; SHP Nohl Ranch, LLC; SHP Gables, LLC; SHP Oak Tree Villa, LLC; SHP Lexington, LLC; SHP Inn at the Park, LLC; SHP Paulin Creek, LLC; SHP Mirage Inn, LLC; SHP Ocean House, LLC, as sellers, and FIT REN LLC, as purchaser (incorporated by reference to Exhibit 2.3.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.2.2	First Amendment to Purchase and Sale Agreement, dated June 10, 2005, by and between SHP Pacific Inn, LLC; SHP Nohl Ranch, LLC; SHP Gables, LLC; SHP Oak Tree Villa, LLC; SHP Lexington, LLC; SHP Inn at the Park, LLC; SHP Paulin Creek, LLC; SHP Mirage Inn, LLC; and SHP Ocean House, LLC, as seller, and FIT REN LLC, as buyer (incorporated by reference to Exhibit 2.3.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
2.3	Membership Interest Purchase Agreement, dated June 29, 2005, by and among NW Select LLC, Emeritus Corporation, FIT-ALT Investor LLC and Brookdale Senior Living Inc. (incorporated by reference to Exhibit 2.11 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
2.4	Conveyance Agreement, dated as of September 30, 2006, by and among Brookdale Senior Living Inc., Brookdale Living Communities, Inc., BSL Brookdale Merger Inc., BSL CCRC Merger Inc., BSL FEBC Merger Inc., Emeritus Corporation, FEBC-ALT Investors LLC, FIT-ALT Investor LLC, Fortress CCRC Acquisition LLC, Fortress Investment Trust II, Fortress Registered Investment Trust, Fortress Brookdale Acquisition LLC, Health Partners and NW Select LLC (incorporated by reference to Exhibit 2.12 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
2.5	Amended and Restated Agreement and Plan of Merger, dated March 30, 2006, by and between BLC Acquisitions, Inc., SALI Merger Sub Inc., and Southern Assisted Living, Inc. (incorporated by reference to Exhibit 2.10 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
2.6	Stock Purchase Agreement, dated December 30, 2005, by and between Brookdale Living Communities, Inc. and Capstead Mortgage Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 30, 2005).
2.7	Asset Purchase Agreement, dated January 11, 2006, by and between BLC Acquisitions, Inc., as buyer, and Health Care Properties I, LLC; Health Care Properties IV, LLC; Health Care Properties VI, LLC; Health Care Properties VII, LLC; Health Care Properties VIII, LLC; Health Care Properties IX, LLC; Health Care Properties X, LLC; Health Care Properties XI, LLC; Health Care Properties XII, LLC; Health Care Properties XIII, LLC; Health Care Properties XV, Ltd.; Health Care Properties XVI, LLC; Health Care Properties XVII, Ltd.; Health Care Properties XVIII, LLC; Health Care Properties XX, LLC; Health Care Properties XXIII, LLC; Health Care Properties XXIV, LLC; Health Care Properties XXV, LLC; Health Care Properties XXVII, LLC; Cleveland Health Care Investors, LLC; and Wellington SPE, LLC, as sellers (incorporated by reference to Exhibit 2.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
2.8	Asset Purchase Agreement, dated January 12, 2006, by and between AHC Acquisitions, Inc., as buyer, and American Senior Living Limited Partnership; American Senior Living of Fort Walton Beach, FL, LLC; American Senior Living of Jacksonville, LLC; American Senior Living of Jacksonville-SNF, LLC; American Senior Living of Titusville, FL, LLC; ASL Senior Housing, LLC; American Senior Living of Destin, FL, LLC; and American Senior Living of New Port Richey, FL, LLC, as sellers (incorporated by reference to Exhibit 2.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
2.9	Purchase and Sale Agreement, dated February 7, 2006, among PG Santa Monica Senior Housing, LP; PC Tarzana Senior Housing, LP; PG Chino Senior Lousing, LP; The Fairways Senior Housing, LLC; AEW/Careage — Federal Way, LLC; AEW/Careage — Bakersfield, LLC; and AEW/Careage — Bakersfield SNF, LLC, as sellers, and BLC Acquisitions, Inc., as buyer (incorporated by reference to Exhibit 2.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
2.10	Agreement and Plan of Merger, dated as of May 12, 2006, by and among Brookdale Senior Living, Inc., Beta Merger Sub Corporation, and American Retirement Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).

Exhibit No.	Description
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
4.3	Amendment No. 1 to Stockholders Agreement, dated as of July 26, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
10.1.1	Agreement Regarding Leases, dated October 19, 2004, by and between Brookdale Provident Properties, LLC and PSLT-BLC Properties Holdings, LLC (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.1.2	Letter Agreement, dated March 28, 2005, regarding the Agreement Regarding Leases, dated October 19, 2004, by and between Brookdale Provident Properties, LLC and PSLT-BLC Properties Holdings, LLC (incorporated by reference to Exhibit 10.1.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.2	Guaranty of Agreement Regarding Leases, dated October 19, 2004, by Brookdale Living Communities, Inc., in favor of PSLT-BLC Properties Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.3.1	Tax Matters Agreement, dated as of June 18, 2004, by and among Fortress Brookdale Acquisition LLC, Provident Senior Living Trust and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.3.2	Letter Agreement, dated March 28, 2005, amending the Tax Matters Agreement, dated as of June 18, 2004, by and among Fortress Brookdale Acquisition LLC, Provident Senior Living Trust and Brookdale Living Communities, Inc., related to the Brookdale Agreement Regarding Leases (incorporated by reference to Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.1	Master Lease Agreement, dated January 28, 2004, between Ventas Realty, Limited Partnership, BLC Adrian-GC, LLC, BLC Albuquerque-GC, LLC, BLC Dayton-GC, LLC and BLC Fort Myers-GC, LLC (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.2	First Amendment to Master Lease Agreement, dated February 20, 2004, by and between Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; and BLC Tavares-GC, LLC (incorporated by reference to Exhibit 10.4.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.4.3	Second Amendment to Master Lease Agreement, dated March 30, 2004, by and between Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; BLC Tavares-GC, LLC; BLC Las Vegas-GC, LLC; BLC Lubbock-GC, L.P.; and BLC Overland Park-GC, LLC (incorporated by reference to Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.4	Third Amendment to Master Lease Agreement, dated May 13, 2004, by and between Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; BLC Tavares-GC, LLC; BLC Las Vegas-GC, LLC; BLC Lubbock-GC, L.P.; BLC Overland Park-GC, LLC; and Brookdale Living Communities of Illinois-GV, LLC (incorporated by reference to Exhibit 10.4.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.5	Fourth Amendment to Master Lease Agreement, dated October 19, 2004, by and among Ventas Realty, Limited Partnership; BLC Adrian-GC, LLC; BLC Albuquerque-GC, LLC; BLC Dayton-GC, LLC; BLC Fort Myers-GC, LLC; BLC Bristol-GC, LLC; BLC Tavares-GC, LLC; BLC Las Vegas-GC, LLC; BLC Lubbock-GC, L.P.; BLC Overland Park-GC, LLC; and Brookdale Living Communities of Illinois-GV, LLC (incorporated by reference to Exhibit 10.4.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.4.6	Fifth Amendment to Master Lease Agreement, dated May 18, 2005, effective as of April 30, 2005, by and between Ventas Realty, Limited Partnership, BLC Adrian-GC, LLC, BLC Albuquerque-GC, LLC, BLC Dayton-GC, LLC, BLC Fort Myers-GC, LLC, BLC Bristol-GC, LLC, BLC Tavares-GC, LLC, BLC Las Vegas-GC, LLC, BLC Lubbock-GC, L.P., BLC Overland Park-GC, LLC, Brookdale Living Communities Of Illinois-GV, LLC, BLC Belleville-GC, LLC, BLC Findlay-GC, LLC, and BLC Springfield-GC, LLC (incorporated by reference to Exhibit 10.4.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.5	Form of Property Lease Agreement with respect to the Provident-Brookdale properties (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.6	Form of Lease Guaranty with respect to the Provident-Brookdale properties (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.1	Guaranty of Lease, dated as of January 28, 2004, by Brookdale Living Communities, Inc., for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.2	First Amendment to Guaranty of Lease, dated as of February 20, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.7.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.3	Second Amendment to Guaranty of Lease, dated as of February 26, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.7.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.7.4	Third Amendment to Guaranty of Lease, dated as of March 10, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership and Ventas Kansas City I, LLC (incorporated by reference to Exhibit 10.7.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.5	Fourth Amendment to Guaranty of Lease, dated as of March 30, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; and Ventas Springfield/Findlay, LLC (incorporated by reference to Exhibit 10.7.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.6	Fifth Amendment to Guaranty of Lease, dated as of May 13, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; Ventas Farmington Hills, LLC; and Ventas Springfield/Findlay, LLC (incorporated by reference to Exhibit 10.7.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.7	Sixth Amendment to Guaranty of Lease, dated as of June 18, 2004, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; Ventas Springfield/Findlay, LLC; and Ventas Farmington Hills, LLC (incorporated by reference to Exhibit 10.7.7 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.7.8	Seventh Amendment to Guaranty of Lease, dated as of April 30, 2005, by Brookdale Living Communities, Inc. for the benefit of Ventas Realty, Limited Partnership; Ventas Kansas City I, LLC; Ventas Belleville, LLC; Ventas Springfield/Findlay, LLC; and Ventas Farmington Hills, LLC (incorporated by reference to Exhibit 10.7.8 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.8	Amended and Restated Limited Liability Company Agreement of Brookdale Senior Housing, LLC, dated October 19, 2004, among The Northwestern Mutual Life Insurance Company, AH Michigan Owner Limited Partnership, and AH Pennsylvania Owner Limited Partnership (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.9	Master Agreement regarding Brookdale Senior Housing, LLC and related matters, dated September 30, 2003, by and among The Northwestern Mutual Life Insurance Company, Brookdale Senior Housing, LLC, AH Michigan Owner Limited Partnership, AH Pennsylvania Owner Limited Partnership, AH Texas Owner Limited Partnership and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.10	Guarantee, dated September 30, 2003, by Brookdale Living Communities, Inc. on behalf of AH Pennsylvania Owner Limited Partnership and AH Michigan Owner Limited Partnership (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.11	Guarantee, dated September 30, 2003, by AH Pennsylvania Owner Limited Partnership, in favor of Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.12	Southfield Guarantee of Recourse Obligations (Single Guarantor), dated September 30, 2003, by Brookdale Living Communities, Inc. in connection with the loan made by Northwestern Mutual Life Insurance Company to Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.13	Guarantee of Member Obligations, dated September 30, 2003, among The Northwestern Mutual Life Insurance Company, AH Michigan Owner Limited Partnership, and AH Pennsylvania Owner Limited Partnership for Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.14	Devonshire First Open-End Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.15	Devonshire Second Open-End Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.16	Southfield First Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.17	Southfield Second Mortgage and Security Agreement, dated September 30, 2003, between Brookdale Senior Housing, LLC and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.18	Gaines Ranch First Deed of Trust and Security Agreement, dated September 30, 2003, between AH Texas Owner Limited Partnership, Henry F. Lange, and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.19	Gaines Ranch Second Deed of Trust and Security Agreement, dated September 30, 2003, among AH Texas Owner Limited Partnership, Henry F. Lange, and Brookdale Senior Housing, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.20	Gaines Ranch Third Deed of Trust and Security Agreement, dated September 30, 2003, among AH Texas Owner Limited Partnership, Henry F. Lange and The Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.21	Loan Agreement, dated March 30, 2005, among AH Battery Park Owner, LLC, KG Missouri-CC Owner, LLC, AH Illinois Owner, LLC, AH North Carolina, Owner, LLC, AH Ohio-Columbus Owner, LLC, Guarantee Bank, GMAC Commercial Mortgage Corporation and GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.22	Guaranty, dated March 30, 2005, among Brookdale Living Communities, Inc., Guarantee Bank, GMAC Commercial Mortgage Corporation and GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.1	Loan Agreement, dated October 19, 2004, between LaSalle Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.2	Amendment No. 1 to Loan Agreement, dated March 1, 2005, between LaSalle National Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.3	Amendment No. 2 to Loan Agreement, dated March 24, 2005, between LaSalle National Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.23.4	Amendment No. 3 to Loan Agreement, dated May 26, 2005, between LaSalle National Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.32.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.24	Agreement for Management Services, dated July 13, 2004, effective as of August 1, 2004 by and between Cyprus Senior Management Services Limited Partnership and Brookdale Cyprus Management LLC (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.25	Loan Agreement, dated as of April 6, 2005, among General Electric Capital Corporation, Merrill Lynch Capital, FIT NBA Cypress Village LLC, FIT NBA Foxwood Springs LLC, FIT NBA Kansas Christian LLC, FIT NBA Patriot Heights LP, FIT NBA Ramsey LLC, FIT NBA Robin Run LP, and FIT NBA Skyline LLC (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.26	Assumption Agreement, dated September 30, 2006, by FIT Cypress Village LLC (F/K/A FIT NBA Cypress Village LLC), FIT Foxwood Springs LLC (F/K/A FIT NBA Foxwood Springs LLC), FIT Patriot Heights LP (F/K/A FIT NBA Patriot Heights LP), FIT Ramsey LLC (F/K/A FIT NBA Ramsey LLC), FIT Robin Run LP (F/K/A FIT NBA Robin Run LP), and FIT Skyline LLC (F/K/A FIT NBA Skyline LLC), Fortress Investment Trust II, Brookdale Senior Living Inc., Fortress CCRC Acquisition LLC (F/K/A Fortress NBA Acquisition, LLC), FIT Patriot Heights GP, Inc. (F/K/A FIT NBA Patriot Heights GP, Inc.), FIT Robin Run GP, Inc. (F/K/A FIT NBA Robin Run GP, Inc.), BLC-Cypress Village, LLC, BLC-Foxwood Springs, LLC, BLC-Ramsey, LLC, BLC-Village At Skyline, LLC, BLC-Patriot Heights, L.P., BLC-Robin Run, L.P., General Electric Capital Corporation, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.27	Loan Agreement, dated December 31, 2004, by and between AHC Purchaser, Inc. and Merrill Lynch Capital (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.28	Guaranty, dated as of December 31, 2004, by Alterra Healthcare Corporation and AHC Purchaser Holding, Inc. for the benefit of Merrill Lynch Capital (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.29	Loan Agreement, dated as of December 31, 2004, by and between AHC Purchaser Holding II, Inc. and Merrill Lynch Capital (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.30	Guaranty, dated as of December 31, 2004, by Alterra Healthcare Corporation for the benefit of Merrill Lynch Capital (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.31	Cross-Collateralization, Cross-Default and Cross-Guaranty Agreement, dated May 31, 2005, among AHC Purchaser, Inc., AHC Purchaser Holding II, Inc., Alterra Healthcare Corp., Ithaca Bundy Tenant, Inc., Ithaca Sterling Cottage Operator, Inc., Niagara Sterling Cottage Operator, Inc., Niagara Nash Tenant, Inc., and Clinton Sterling Cottage Operator, Inc., AHC Purchaser Holding, Inc. and Alternative Living Services — New York, Inc., and Merrill Lynch Capital (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.1	Amended and Restated Master Lease Agreement, dated as of July 1, 2001, by and among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd. and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.2	First Amendment to the Amended and Restated Master Lease Agreement, dated as of July 16, 2001, by and among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd. and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.3	Second Amendment to the Amended and Restated Master Lease Agreement, dated as of December 21, 2001, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.4	Third Amendment to the Amended and Restated Master Lease Agreement, dated as of March 19, 2002, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.4 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.5	Fourth Amendment to the Amended and Restated Master Lease Agreement, dated as of December 27, 2002, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.5 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.32.6	Fifth Amendment to Amended and Restated Master Lease Agreement, dated as of December 4, 2003, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.6 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.7	Sixth Amendment to Amended and Restated Master Lease Agreement, dated as of June 30, 2004, by and among Health Care REIT, Inc.; HCRI Indiana Properties, LLC; HCRI North Carolina Properties III, Limited Partnership; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd.; HCRI Wisconsin Properties, LLC; and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.41.7 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.32.8	Second Amended and Restated Master Lease Agreement, dated as of April 7, 2006, among Health Care REIT, Inc., HCRI North Carolina Properties III, Limited Partnership, HCRI Tennessee Properties, Inc., HCRI Indiana Properties, LLC, HCRI Wisconsin Properties, LLC, and HCRI Texas Properties, Ltd., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (No. 333-135030) filed on June 14, 2006).
10.33.1	Master Lease, dated as of April 9, 2002, by and between Alterra Healthcare Corporation and Nationwide Health Properties, Inc. and its affiliates (incorporated by reference to Exhibit 10.42.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.33.2	First Amendment to Master Lease and Consent to Transfer, dated as of December 2, 2003, by and among Alterra Healthcare Corporation; Nationwide Health Properties, Inc.; NHP Texas Properties Limited Partnership; MLD Delaware trust; MLD Properties, LLC; NHP Silverwood Investments, Inc.; and NHP Westwood Investments, Inc. (incorporated by reference to Exhibit 10.42.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.33.3	Second Amendment to Master Lease, dated as of June 28, 2005, by and among Alterra Healthcare Corporation and Nationwide Health Properties, Inc., NH Texas Properties Limited Partnership, MLD Delaware Trust, MLD Properties, LLC, NHP Silverwood Investments, Inc., and NHP Westwood Investments, Inc. (incorporated by reference to Exhibit 10.42.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.34.1	Master Lease, dated as of April 9, 2002, by and among JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, JER/NHP Senior Living Kansas, Inc., ALS Leasing, Inc. and Assisted Living Properties, Inc. (incorporated by reference to Exhibit 10.43.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.34.2	First Amendment to Master Lease, Affirmation of Guaranty and Consent to Transfer, dated as of September 12, 2003, by and among ALS Leasing, Inc., Assisted Living Properties, Inc., JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, LP, JER/NHP Senior Living Wisconsin, LLC, JER/NHP Senior Living Kansas, Inc., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.43.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.34.3	Second Amendment to Master Lease, dated as of February 23, 2004, by and among ALS Leasing, Inc., Assisted Living Properties, Inc., JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, LP, JER/NHP Senior Living Wisconsin, LLC, JER/NHP Senior Living Kansas, Inc., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.43.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.35	Guaranty of Lease and Letter of Credit Agreement dated as of April 9, 2002 by and among Alterra Healthcare Corporation, JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, and JER/NHP Senior Living Kansas, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.36.1	Master Lease (Alterra Pool 2), dated as of October 7, 2002, by and between JER/NHP Senior Living Acquisition, LLC and ALS Leasing, Inc. (incorporated by reference to Exhibit 10.45.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.36.2	First Amendment to Master Lease, Affirmation of Guaranty and Consent to Transfer, dated September 12, 2003, by and among ALS Leasing, Inc., JER/NHP Senior Living Acquisition, LLC and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.45.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.37	Guaranty of Lease and Letter of Credit Agreement, dated as of October 7, 2002, by and between Alterra Healthcare Corporation and JER/NHP Senior Living Acquisition, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.38	Amended and Restated Lease, dated December 15, 2002, between LTC-K1 Inc., as lessor and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.39	Amended and Restated Lease, dated December 15, 2002, between LTC-K2 Limited Partnership, as lessor and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.40	Master Lease Agreement, dated December 15, 2002, between Kansas-LTC Corporation, as lessor, and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.41	Master Lease Agreement, dated December 15, 2002 among LTC Properties, Inc., Texas-LTC Limited Partnership, and North Carolina Real Estate Investments, LLC, as lessor, and Alterra Healthcare Corporation, as lessee (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.42.1	Lease Agreement, dated as of February 28, 2003, by AHC Trailside, Inc. in favor of SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.51.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.42.2	First Amendment to Lease Agreement, dated as of December 4, 2003, by and between AHC Trailside, Inc., and SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.51.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.43.1	Guaranty Agreement, dated as of February 28, 2003, by Alterra Healthcare Corporation in favor of SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.52.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.43.2	First Amendment to Guaranty Agreement, dated as of December 4, 2003, by Alterra Healthcare Corporation in favor of SNH ALT Leased Properties Trust (incorporated by reference to Exhibit 10.52.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.44	Tri-Party Agreement, dated December 4, 2003, by and among SNH ALT Mortgaged Properties Trust, SNH ALT Leased Properties Trust, FIT-ALT SNH Loan LLC, Pomacy Corporation, AHC Trailside, Inc., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.45.1	Property Lease Agreement, dated October 20, 2004, by and between PSLT-ALS Properties I, LLC, and ALS Properties Tenant I, LLC (incorporated by reference to Exhibit 10.54.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.45.2	Amended and Restated Property Lease Agreement, dated as of December 16, 2004, by and between PSLT-ALS Properties II, LLC and ALS Properties Tenant II, LLC (incorporated by reference to Exhibit 10.54.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.46	Sublease Agreement, dated October 21, 2004, by and between ALS Properties Tenant I, LLC and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.47	Agreement Regarding Leases, dated October 20, 2004, by and between ALS Properties Holding Company, LLC and PSLT-ALS Properties Holdings, LLC (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.48	Guaranty of Agreement Regarding Leases, dated October 20, 2004, by Alterra Healthcare Corporation in favor of PSLT-ALS Properties Holdings, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.49	Form of Property Lease Agreement with respect to the Provident-Alterra properties (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.50	Form of Lease Guaranty with respect to the Provident-Alterra Properties (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.51.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Park LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.60.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.51.2	Multifamily Note in the amount of $22,545,000, dated June 21, 2005, from FIT REN Park, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.60.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.51.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.60.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.51.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Park LP and Fannie Mae (incorporated by reference to Exhibit 10.60.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.52.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Nohl Ranch LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.61.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.52.2	Multifamily Note in the amount of $7,920,000, dated June 21, 2005, from FIT REN Nohl Ranch, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.61.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.52.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.61.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.52.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Nohl Ranch LP and Fannie Mae (incorporated by reference to Exhibit 10.61.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.53.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Mirage Inn LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.62.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.53.2	Multifamily Note in the amount of $15,000,000, dated June 21, 2005, from FIT REN Mirage Inn, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.62.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.53.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.62.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.53.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Mirage Inn LP and Fannie Mae (incorporated by reference to Exhibit 10.62.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.54.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Pacific Inn LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.63.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.54.2	Multifamily Note in the amount of $25,775,000, dated June 21, 2005, from FIT REN Pacific Inn, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.63.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.54.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.63.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.54.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Pacific Inn LP and Fannie Mae (incorporated by reference to Exhibit 10.63.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.55.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN The Gables LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.64.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.55.2	Multifamily Note in the amount of $5,255,000, dated June 21, 2005, from FIT REN The Gables, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.64.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.55.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.64.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.55.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN The Gables LP and Fannie Mae (incorporated by reference to Exhibit 10.64.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.56.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN The Lexington LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.65.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.56.2	Multifamily Note in the amount of $10,867,974.00, dated June 21, 2005 from FIT REN The Lexington, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.65.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.56.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.65.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.56.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN The Lexington LP and Fannie Mae (incorporated by reference to Exhibit 10.65.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.57.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Oak Tree LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.66.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.57.2	Multifamily Note in the amount of $23,305,026, dated June 21, 2005, from FIT REN Oak Tree, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.66.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.57.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.66.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.57.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Oak Tree LP and Fannie Mae (incorporated by reference to Exhibit 10.66.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.58.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated June 21, 2005, by FIT REN Paulin Creek LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.67.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.58.2	Multifamily Note in the amount of $40,732,000, dated June 21, 2005, from FIT REN Paulin Creek, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.67.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.58.3	Exceptions to Non Recourse Guaranty, dated June 21, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.67.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

Exhibit No.	Description
10.58.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Paulin Creek LP and Fannie Mae (incorporated by reference to Exhibit 10.67.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.59.1	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (California), dated July 22, 2005, by FIT REN Ocean House LP, as borrower, to Fidelity National Title Company, as trustee, for the benefit of GMAC Commercial Mortgage Bank, as lender (incorporated by reference to Exhibit 10.68.1 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.59.2	Multifamily Note in the amount of $19,600,000, dated July 22, 2005, from FIT REN Ocean House, LP to GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.68.2 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.59.3	Exceptions to Non Recourse Guaranty, dated July 22, 2005, by Fortress Investment Trust II for the benefit of GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 10.68.3 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).
10.59.4	Consent to Transfer and Release Agreement, dated September 30, 2005, by and among Fortress Investment Trust II, Alterra Healthcare Corporation, Brookdale Senior Living Inc., FIT REN Ocean House LP and Fannie Mae (incorporated by reference to Exhibit 10.68.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.60	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.61	Employment Agreement dated September 8, 2005, by and between Brookdale Senior Living Inc., Alterra Healthcare Corporation and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.62	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and John P. Rijos (incorporated by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.63	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.72 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.64	Employment Agreement dated September 8, 2005, by and between Brookdale Senior Living Inc., a Delaware corporation, Alterra Healthcare Corporation and Kristin A. Ferge (incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.65	Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

Exhibit No.	Description
10.66	Brookdale Living Communities, Inc. Employee Restricted Stock Plan (incorporated by reference to Exhibit 10.75 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.67	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.76 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.68	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and John P. Rijos (incorporated by reference to Exhibit 10.77 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.69	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.78 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.70	Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.71	FEBC-ALT Investors LLC Employee Restricted Securities Plan (incorporated by reference to Exhibit 10.80 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.72	Award Agreement dated August 9, 2005, by and between FEBC-ALT Investors LLC and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.73	Award Agreement dated August 9, 2005, by and between FEBC-ALT Investors LLC and Kristin A. Ferge (incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.74.1	ISDA Master Agreement, dated as of December 3, 2004, between Merrill Lynch Capital Services, Inc. and Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.74.2	Confirmation Letter, dated December 3, 2004, from Merrill Lynch Capital Services, Inc. to Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.74.3	Confirmation Letter, dated December 3, 2004, from Merrill Lynch Capital Services, Inc. to Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.74.4	Confirmation Letter, dated December 8, 2004, from Merrill Lynch Capital Services, Inc. to Fortress NBA Acquisition LLC (incorporated by reference to Exhibit 10.83.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).

Exhibit No.	Description
10.75.1	ISDA Master Agreement, dated as of March 18, 2005, between Merrill Lynch Capital Services, Inc. and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.84.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.75.2	Confirmation Letter, dated March 28, 2005, from Merrill Lynch Capital Services, Inc. to Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.84.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.76.1	ISDA Master Agreement dated as of March 18, 2005, between LaSalle Bank National Association and Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.76.2	Confirmation Letter, dated March 18, 2005, from LaSalle Bank National Association to Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.76.3	Confirmation Letter, dated March 24, 2005, from LaSalle Bank National Association to Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.76.4	Confirmation Letter, dated March 24, 2005, from LaSalle Bank National Association to Brookdale Living Communities, Inc. (incorporated by reference to Exhibit 10.85.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).
10.77	Exchange and Stockholder Agreement, dated September 30, 2006, by and among Brookdale Senior Living Inc., Fortress Brookdale Acquisition LLC and Mark J. Schulte. (incorporated by reference to Exhibit 10.86 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
10.78	Brookdale Senior Living Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.87 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*
10.79.1	Credit Agreement, dated as of February 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc, as Lead Arranger, LaSalle Bank National Association, as Syndication Agent, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as Co-Arrangers, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).
10.79.2	Guarantee and Pledge Agreement, dated as of February 10, 2006, made by Brookdale Senior Living Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

Exhibit No.	Description
10.79.3	First Amendment, Consent and Waiver to Credit Agreement, dated May 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc, as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).
10.79.4	Second Amendment, Consent and Waiver to Credit Agreement, dated as of June 29, 2006, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc, as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
10.79.5	Waiver, dated as of August 10, 2006, to the Credit Agreement dated as of February 10, 2006, among Brookdale Senior Living Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as lead arranger, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and LaSalle Bank National Association, as co-arrangers, LaSalle Bank National Association, as syndication agent, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
10.79.6	Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Banc of America Securities LLC, as co-arrangers, LaSalle Bank National Association and Bank of America, N.A., as co-syndication agents, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006).
10.79.7	Amended and Restated Guarantee and Pledge Agreement, dated as of November 15, 2006, made by Brookdale Senior Living Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006).

Exhibit No.	Description
10.80	Consent to Change of Control and Third Amendment to Master Lease, dated April 1, 2006, by and between Health Care Property Investors, Inc., Texas HCP Holding, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, and ARC LaBarc Real Estate Holdings, LLC, on the one hand, and Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., LaBarc, L.P. and Park Place Investments, LLC, on the other hand, and ARCPI Holdings, Inc. and American Retirement Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
10.81.1	Investment Agreement, dated as of May 12, 2006, by and among Brookdale Senior Living Inc. and RIC Coinvestment Fund LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006).
10.81.2	Form of Option Agreement, by and among Brookdale Senior Living Inc. and RIC Coinvestment Fund LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2006).
10.82	Employment Agreement, dated May 12, 2006, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2006).*
10.83	Form of Employment Agreement for Gregory B. Richard, George T. Hicks, Bryan D. Richardson, H. Todd Kaestner and James T. Money (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 12, 2006)*
10.84	Separation Agreement and General Release, dated September 15, 2006, between Brookdale Senior Living Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2006).*
10.85	Separation Agreement and General Release dated September 15, 2006 between Brookdale Senior Living Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2006).*
10.86	Employment Agreement dated September 25, 2006, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2006).*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan