Form 10-Q
period 2007-03-31
Brookdale Senior Living Inc.
filed 2007-05-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 4, 2007, 101,510,912 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$55,921	$68,034
Cash and investments – restricted	67,976	61,116
Accounts receivable, net	63,823	58,987
Deferred tax asset	40,009	40,019
Prepaid expenses and other current assets, net	40,137	42,076
Total current assets	267,866	270,232
Property, plant, equipment and leasehold intangibles, net	3,660,780	3,658,788
Cash and investments – restricted	19,092	22,083
Investment in unconsolidated ventures	57,863	60,653
Goodwill	329,830	324,750
Other intangible assets, net	283,778	292,448
Other assets, net	122,846	113,501
Total assets	$4,742,055	$4,742,455
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19,371	$20,869
Trade accounts payable	12,768	15,860
Accrued expenses	145,580	155,577
Refundable entrance fees	195,399	198,613
Tenant security deposits	24,179	24,342
Deferred revenue and entrance fee revenue	51,474	47,056
Dividends payable	46,590	46,588
Total current liabilities	495,361	508,905
Long-term debt, less current portion	1,824,424	1,690,570
Line of credit	128,000	163,500
Deferred entrance fee revenue	72,436	70,479
Deferred tax liability	375,394	399,134
Deferred liabilities	103,866	98,673
Other liabilities	45,032	42,581
Total liabilities	3,044,513	2,973,842
Minority interest	4,732	4,601
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at March 31, 2007 and December 31, 2006; no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 101,321,902 shares and 101,260,648 shares issued and outstanding, respectively	1,013	1,013
Additional paid-in-capital	1,898,724	1,934,603
Accumulated deficit	(205,853)	(170,713)
Accumulated other comprehensive loss	(1,074)	(891)
Total stockholders’ equity	1,692,810	1,764,012
Total liabilities and stockholders’ equity	$4,742,055	$4,742,455

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue
Resident fees	$445,338	$221,036
Management fees	1,496	1,147
Total revenue	446,834	222,183
Expense
Facility operating expense (excluding depreciation and amortization of $72,541 and $21,410, respectively)	280,809	136,945
General and administrative expense (including non-cash stock-based compensation expense of $10,820 and $3,018, respectively)	40,653	21,085
Facility lease expense	68,481	45,734
Depreciation and amortization	72,984	22,299
Total operating expense	462,927	226,063
Loss from operations	(16,093)	(3,880)
Interest income	1,820	1,052
Interest expense
Debt	(33,452)	(13,690)
Amortization of deferred financing costs	(1,618)	(703)
Change in fair value of derivatives and amortization	(4,781)	(101)
Loss on extinguishment of debt	—	(1,334)
Equity in loss of unconsolidated ventures	(1,453)	(168)
Loss before income taxes	(55,577)	(18,824)
Benefit (provision) for income taxes	20,568	(386)
Loss before minority interest	(35,009)	(19,210)
Minority interest	(131)	(116)
Net loss	$(35,140)	$(19,326)
Basic and diluted loss per share	$(0.35)	$(0.30)
Weighted average shares used in computing basic and diluted loss per share	101,302	65,007
Dividends declared per share	$0.45	$0.35

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(35,140)	$(19,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	1,334
Depreciation and amortization	74,602	23,002
Minority interest	131	116
Equity in loss of unconsolidated ventures	1,453	168
Distributions from joint ventures from cumulative share of net earnings	46	—
Amortization of deferred gain	(1,085)	(1,087)
Amortization of entrance fees	(4,259)	(83)
Proceeds from deferred entrance fee revenue	3,916	448
Deferred income tax benefit	(20,634)	—
Change in deferred lease liability	6,336	5,259
Change in fair value of derivatives and amortization	4,781	101
Stock-based compensation	10,820	3,018
Changes in operating assets and liabilities:
Accounts receivable, net	(4,796)	(1,446)
Prepaid expenses and other assets, net	1,703	827
Accounts payable and accrued expenses	(15,756)	(5,104)
Tenant refundable fees and security deposits	(1,170)	602
Other	7,880	4,290
Net cash provided by operating activities	28,828	12,119
Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	958	5,548
(Increase) decrease in cash and investments – restricted	(3,922)	13,069
Additions to property, plant, equipment and leasehold intangibles, net of related payables	(34,331)	(6,737)
Acquisition of assets, net of related payables and cash received	(22,867)	(197,863)
Acquisition deposit	(10,116)	—
Issuance of notes receivable, net	(5,431)	—
Investment in joint ventures	(785)	—
Distributions received from investments	943	—
Net cash used in investing activities	(75,551)	(185,983)
Cash Flows from Financing Activities
Proceeds from debt	135,346	127,847
Repayment of debt	(11,895)	(3,934)
Proceeds from line of credit	106,500	87,000
Repayment of line of credit	(142,000)	—
Payment of dividends	(46,588)	(16,547)
Payment of financing costs, net of related payables	(4,072)	(5,006)
Other	(624)	—
Refundable entrance fees:
Proceeds from refundable entrance fees	4,258	1,621
Refunds of entrance fees	(6,315)	(703)
Net cash provided by financing activities	34,610	190,278
Net (decrease) increase in cash and cash equivalents	(12,113)	16,414
Cash and cash equivalents at beginning of period	68,034	77,682
Cash and cash equivalents at end of period	$55,921	$94,096

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business

Brookdale Senior Living Inc. (‘‘Brookdale’’ or the ‘‘Company’’) is a leading owner and operator of senior living facilities throughout the United States. The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents. Currently, the Company owns and operates independent living, assisted living and dementia-care facilities and continuing care retirement centers.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

In 2006, the Company adopted EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and as a result, consolidated the operations of three limited partnerships controlled by the Company. Additionally in 2006, the Company purchased a facility from one of the limited partnerships and the partnership was liquidated. The ownership interests in the remaining two limited partnerships not owned by us have been reflected in the consolidated balance sheets as minority interest.

Purchase Accounting

In determining the allocation of the purchase price of companies and facilities to net tangible and identified intangible assets acquired and liabilities assumed, we make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. We allocate the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values in accordance with the provisions SFAS No. 141, Business Combinations. The determination of fair value involves the use of significant judgment and estimation. We determine fair values as follows:

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

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Leasehold operating intangibles are valued utilizing discounted cash flow projections that assume certain future revenues and costs over the remaining lease term. The value assigned to leasehold operating intangibles is amortized on a straight-line basis over the lease term.

Facility purchase options are valued at the estimated value of the underlying facility less the cost of the option payment discounted at current market rates. Management contracts and other acquired contracts are valued at a multiple of management fees and operating income and amortized over the estimated term of the agreement.

Long-term debt assumed is recorded at fair market value based on the current market rates and collateral securing the indebtedness.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the current year. See note 12 for a discussion of the impact of adoption.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (‘‘SFAS 157’’). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will materially impact our financial position or results of operations.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends

On March 12, 2007, our board of directors declared a quarterly cash dividend of $0.45 per share of our common stock, or an aggregate of $46.6 million, for the quarter ended March 31, 2007. The $0.45 per share dividend was paid on April 13, 2007 to holders of record of our common stock on March 30, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.

3.    Stock-Based Compensation

Compensation expense of $10.8 million and $3.0 million in connection with the grants of restricted stock was recorded for the three months ended March 31, 2007 and 2006, respectively, net of forfeitures estimated at 5% of the shares granted.

On September 15, 2006, we entered into Separation and General Release Agreements with two officers that accelerated the vesting provision of a portion of their restricted stock grants upon satisfying certain conditions. As a result of the modification, the previous compensation expense related to these grants was reversed during the year ended December 31, 2006. The fair value of the stock at the modification date is being expensed over the modified vesting period. The impact of the adjustment was $4.1 million of additional expense for the three months ended March 31, 2007.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation costs for the entire award on a straight-line basis over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards. Performance goals are evaluated quarterly. If such goals are not met or it is probable the goals will not be met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

In 2005, prior to the adoption of the Company’s Omnibus Stock Incentive Plan, shares were issued to certain members of management, a portion of which vested upon completion of the Company’s initial public offering in November 2005 with the remaining award vesting over a period of three to five years.

Grants of restricted shares under our equity incentive plan for our employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, were as follows ($ in 000’s except for per share amounts):

	Grants	Value Per Share	Total Value
As of December 31, 2005	554,000	$19.00-28.75	$10,743
Three months ended March 31, 2006	44,000	33.10	1,451
Three months ended June 30, 2006	49,000	44.40	2,196
Three months ended September 30, 2006	1,107,000	41.65-48.00	52,275
Three months ended December 31, 2006	348,000	45.26-48.55	16,624
Three months ended March 31, 2007	53,000	45.02	2,399

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2007 presented on an operating segment basis ($ in 000’s):

	Independent Living	Assisted Living	Retirement Centers/CCRCs	Total
Balance at December 31, 2006	$8,118	$101,921	$214,711	$324,750
Additions	—	—	3,101	3,101
Adjustments	—	862	1,117	1,979
Balance at March 31, 2007	$8,118	$102,783	$218,929	$329,830

The additions to goodwill related to a current period acquisition. The adjustments primarily related to the adoption of FIN 48 in the current period and its impact on acquired entities.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at March 31, 2007 and December 31, 2006 ($ in 000’s):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Facility purchase options(a)	$147,682	$—	$147,682	$147,682	$—	$147,682
Other intangible assets, net	158,041	(21,945)	136,096	158,849	(14,083)	144,766
Total	$305,723	$(21,945)	$283,778	$306,531	$(14,083)	$292,448

(a)	Facility purchase options are considered indefinite-lived intangible assets and as a result are not amortized but rather are tested for impairment annually.

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2007 was $8.0 million. There was no amortization expense for the three months ended March 31, 2006 as the Company acquired these intangible assets in conjunction with an acquisition in 2006.

5.    Property, Plant, Equipment and Leasehold Intangibles, Net

Property, plant, equipment and leasehold intangibles consist of the following ($ in 000’s):

	March 31, 2007	December 31, 2006
Land	$238,838	$236,945
Buildings and improvements	2,362,839	2,301,841
Furniture and equipment	129,223	137,583
Resident and operating lease intangibles	578,123	577,547
Assets under capital and financing leases	666,216	654,337
	3,975,239	3,908,253
Accumulated depreciation and amortization	(314,459)	(249,465)
Property, plant, equipment and leasehold intangibles, net	$3,660,780	$3,658,788

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Acquisitions

Financial results are impacted by the timing, size and number of acquisitions the Company completes in a period. During the three months ended March 31, 2007, the number of facilities we owned or leased increased by one. The number of facilities we own or lease was unchanged by our acquisition of joint venture partner interests, our acquisition of remaining portions of owned facilities and our acquisition of service businesses. The results of facilities and companies acquired are included in the condensed consolidated financial statements from the effective date of the acquisition.

Seller	Closing Date	Purchase Price, Excluding Fees, Expenses And Assumption of Debt ($ in millions)	Segment
McClaren Medical Management, Inc. and FP Flint, LLC	January 24, 2007	$3.9	Assisted Living
American Senior Living of Jacksonville-SNF, LLC	February 1, 2007	6.8	Retirement Centers/CCRCs
1st Choice Home Health, Inc.	February 15, 2007	3.0	Retirement Centers/CCRCs, Assisted Living and Independent Living
Richmond Heights Facility	February 28, 2007	9.5	Assisted Living
Total		$23.2

On January 24, 2007, we acquired the interests held by our joint venture partners in a facility located in Flint, Michigan for approximately $3.9 million. This facility is referred to as the ‘‘Flint Facility’’. In connection with the acquisition, the Company obtained $12.6 million of first mortgage financing bearing interest at LIBOR plus 1.15% payable interest only through February 1, 2012 and also entered into interest rate swaps to convert the loan from floating to fixed (note 7).

On February 1, 2007, we acquired the skilled nursing portion of a CCRC facility located in Jacksonville, Florida for approximately $6.8 million. The assisted living and independent living portions of the facility were acquired in 2006 by the Company. We refer to the facility as the ‘‘Atrium SNF’’. In connection with the acquisition, the Company assumed a first mortgage note secured by the property in the amount of $3.7 million. The note bears interest at 6.10% with principal and interest payable until maturity on September 1, 2039.

On February 15, 2007, we acquired certain home health care assets for approximately $3.0 million. The purchase price was assigned entirely to goodwill. We refer to these operations as the ‘‘Home Health Acquisition’’.

On February 28, 2007, we acquired a previously leased facility in Richmond Heights, Ohio for approximately $9.5 million. We refer to the facility as the ‘‘Richmond Heights Facility’’.

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the associated assets and liabilities based on their estimated fair values. The Company has made preliminary purchase price allocations for these transactions resulting in approximately $3.1 million of goodwill being recorded in the Retirement Center/CCRC segment and anticipates finalizing the purchase price allocations within one year of the acquisition date.

On March 31, 2007 we purchased the leasehold interests of three communities in California for approximately $10.8 million. The acquisition was effective April 1, 2007 (‘‘Effective Date’’) and as a result the operations of the communities are not included in the results of operations for the current quarter. As of March 31, 2007, the Company has recorded an asset for the investment in the acquisition and will allocate purchase price accordingly on the Effective Date.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following ($ in 000’s):

	March 31, 2007	December 31, 2006
Mortgage notes payable due 2008 through 2039; weighted average interest rate of 7.01% in 2007 (weighted average interest rate of 6.98% in 2006)	$626,869	$490,997
Mortgages payable, due from 2009 through 2038; weighted average interest rate of 7.08% in 2007 (weighted average interest rate of 6.57% in 2006)	74,566	74,571
$150,000 Series A notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $7.0 million guaranty by a subsidiary of the Company and a $3.0 million letter of credit	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.39%, payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012 secured by the FIT REN portfolio(1)	171,000	171,000
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25% effective May 1, 2006 (3.0% prior to that date), payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio(1)	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 5.04% and 4.91% at March 31, 2007 and December 31, 2006, respectively), due 2032, payable interest only until maturity, secured by the Chambrel portfolio(1)	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.69% in 2007 (weighted average interest rate of 8.91% in 2006)	367,886	371,346
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 13 of our facilities and a $11.5 million guaranty by the Company	225,000	225,000
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Mortgages payable due 2010-2011, weighted average interest rate of 6.79%, secured by the limited partnerships consolidated pursuant to EITF 04-5	9,138	9,189
Total debt	1,843,795	1,711,439
Less current portion of long-term debt	19,371	20,869
Total long-term debt	$1,824,424	$1,690,570

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the referenced portfolios.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2007, we had an available secured line of credit of $320.0 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million. The line of credit agreement bears interest at the base rate plus 0.50% or LIBOR plus 1.50%, at our election. The $80.0 million letter of credit facility bears interest at 1.50%. In connection with entering into the credit facility agreement, we paid a commitment fee of 0.50% and are subject to a non-use fee of 0.25% on all unutilized amounts. The agreement matures on November 15, 2008 subject to extension at our option for six months and payment of a 0.375% commitment fee. As of March 31, 2007, $128.0 million was drawn on the revolving loan facility and $99.1 million of letters of credit have been issued under the agreement. The agreement is secured by a pledge of our tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

On January 16, 2007 and January 24, 2007, we financed a previous acquisition and the Flint Facility with $130.0 million of first mortgage financing bearing interest at LIBOR plus 1.15% payable interest only through February 1, 2012. We also entered into interest rate swaps to convert the loan from floating to fixed. The loan is secured by 27 previously acquired facilities and the Flint Facility and is partially secured by a $7.4 million letter of credit that will be released upon achievement of certain debt service coverage ratios.

As of March 31, 2007, we are in compliance with the financial covenants of our outstanding debt.

In the normal course of business, we use a variety of financial instruments to manage or hedge interest rate risk. The Company entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to our hedge agreements, we are required to secure our obligation to the counterparty if the fair value liability exceeds a specified threshold.

The Company does not enter into derivative contracts for trading or speculative purposes. Furthermore, we have a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

The following table summarizes our swap instruments at March 31, 2007 ($ in 000’s):

Current notional balance	$1,177,365
Highest possible notional	$1,177,365
Lowest interest rate	3.615%
Highest interest rate	6.87%
Average fixed rate	4.89%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average original maturity	5.2 years
Estimated liability fair value (included in other liabilities at March 31, 2007)	$(7,281)
Estimated asset fair value (included in other assets at March 31, 2007)	$3,688

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

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

8.    Legal Proceedings

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the ‘‘Action’’). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (‘‘BLC’’), a subsidiary of the Company, GFB-AS Investors, LLC (‘‘GFB-AS’’), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group (‘‘Fortress’’), an affiliate of our largest stockholder, and R. Stanley Young, our former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (‘‘RICO’’); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, we filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the ‘‘Second Action’’). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, we filed an answer denying the claim asserted in the amended complaint and

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. We also intend to vigorously defend this Second Action. Because these actions are in an early stage we cannot estimate the possible range of loss, if any.

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

9.    Supplemental Disclosure of Cash Flow Information ($ in 000’s):

	Three Months Ended March 31,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,595	$13,358
Income taxes paid	$491	$298
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Consolidation of limited partnerships pursuant to EITF 04-5 on January 1, 2006:
Property, plant, equipment and leasehold intangibles, net	$—	$31,645
Accounts receivable and other	—	1,410
Cash and investments-restricted	—	1,204
Accrued expenses and other	—	(2,245)
Tenant refundable fees and security deposits	—	(177)
Debt	—	(19,723)
Minority interest	—	(12,114)
Net	$—	$—
De-consolidation of leased development property:
Property, plant, equipment and leasehold intangibles, net	$(2,978)	$—
Debt	2,978	—
Net	$—	$—
Acquisitions:
Cash and investments-restricted	$247	$185
Accounts receivable	40	—
Property, plant, equipment and leasehold intangibles, net	35,749	196,411
Investment in unconsolidated ventures	(1,342)	—
Goodwill	3,101	—
Other intangible assets, net	(667)	—
Other assets, net	—	2,757
Trade accounts payable, accrued expenses and other	(407)	(1,490)
Debt obligations	(11,883)	—
Other	(1,971)	—
Net cash paid	$22,867	$197,863

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    Facility Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows ($ in 000’s):

	Three Months Ended March 31,
	2007	2006
Cash basis payment	$63,230	$41,562
Straight-line expense	6,336	5,259
Amortization of deferred gain	(1,085)	(1,087)
Facility lease expense	$68,481	$45,734

11.    Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented ($ in 000’s):

	Three Months Ended March 31,
	2007	2006
Net loss	$(35,140)	$(19,326)
Unrealized gain on derivatives	—	7,912
Reclassification of net gains on derivatives into earnings	(393)	—
Amortization of payments from settlement of forward interest swaps	94	94
Other	116	—
Total comprehensive loss	$(35,323)	$(11,320)

12.    Income Taxes

The Company’s effective tax rate for the periods ending March 31, 2007 and 2006 are 37% and 2%, respectively. The difference between the periods is primarily due to the ability to tax benefit book losses in the first quarter of 2007 compared to the same period in 2006. The Company recorded deferred tax liabilities as part of purchase accounting in connection with the acquisitions of American Retirement Corporation (‘‘ARC’’) and Southern Assisted Living, Inc, and as a result has determined that it is more likely than not that the majority of deferred tax assets, including net operating loss carryforwards, will be utilized.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a transition adjustment to goodwill of $1.6 million, comprised of $1.4 million in taxes and $0.2 million in interest and penalties. The adoption impacted goodwill versus retained earnings as the original benefit recorded on these positions was recorded to goodwill in previous purchase accounting transactions. Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements. Tax returns for all wholly owned subsidiaries for years 2002 through 2006 are subject to future examination by tax authorities. In addition, for one wholly owned subsidiary, Alterra Healthcare Corporation, tax returns are open from 1999 through 2001 to the extent of the net operating losses generated during those periods.

13.    Segment Results

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined that it has four reportable segments based on the way that our chief operating decision makers organize the Company’s business activities for making operating decisions and

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assessing performance. The four segments are independent living; assisted living; retirement centers/CCRCs; and management services.

•	Independent Living. Our independent living facilities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service. The majority of our independent living facilities consist of both independent living and assisted living units in a single facility, which allows residents to ‘‘age-in-place’’ by providing them with a continuum of senior independent and assisted living services.

•	Assisted Living. Our assisted living facilities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. Our assisted living facilities include both freestanding, multi-story facilities and freestanding single story facilities. We also operate memory care facilities, which are freestanding assisted living facilities specially designed for residents with Alzheimer’s disease and other dementias.

•	Retirement Centers/CCRCs. Our retirement centers/CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our retirement centers/CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer’s units.

•	Management Services. Our management services segment includes facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

In connection with the integration of ARC’s operations into our business in 2006, the Company reorganized its operating divisions into the Chicago Operating Group, the Milwaukee Operating Group and the Nashville Operating Group. The Chicago Operating Group is now primarily responsible for the operation of our independent living facilities, the Milwaukee Operating Group is now primarily responsible for the operation of our freestanding assisted living facilities (including memory care facilities) and the Nashville Operating Group is now primarily responsible for the operation of our retirement centers/CCRC facilities.

In light of these organizational changes, we determined that it was necessary to revise our reportable segments to correspond to the new Operating Group Structure. The management services segment was retained, as the organizational changes detailed above did not impact that segment. The management services segment includes the results of facilities that the Company operates on behalf of third parties and affiliates pursuant to management agreements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth certain segment financial and operating data ($ in 000’s)

	As of and for the Three Months Ended March 31,
	2007	2006
Revenue(1):
Independent Living	$107,110	$90,707
Assisted Living	193,467	111,863
Retirement Centers/CCRCs	144,761	18,466
Management Services	1,496	1,147
	$446,834	$222,183
Segment Operating Income(2):
Independent Living	46,782	39,781
Assisted Living	71,854	40,266
Retirement Centers/CCRCs	45,893	4,044
Management Services	1,047	803
	$165,576	$84,894
General and administrative (including non-cash stock-based compensation expense)(3)	40,204	20,741
Facility lease expense	68,481	45,734
Depreciation and amortization	72,984	22,299
Operating loss	$(16,093)	$(3,880)
Total Assets:
Independent Living	$1,104,790	$981,925
Assisted Living	1,307,481	519,464
Retirement Centers/CCRCs	2,013,397	274,205
Corporate and Management Services	316,387	149,477
	$4,742,055	$1,925,071

(1)	All revenue is earned from external third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

14.    Subsequent Events

On April 4, 2007, we purchased the real property underlying an entrance fee continuing care retirement community located in Tampa, Florida for an aggregate purchase price of approximately $51.1 million. The community consists of independent living retirement apartments, a skilled nursing facility and an assisted living facility. We previously managed this community pursuant to a cash-flow management agreement.

On April 23, 2007, we acquired two senior living facilities for approximately $101.0 million. The two facilities were previously leased and operated by us and owned by private investors. The facilities are located in Ohio and North Carolina.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our ability to deploy capital, close accretive transactions, anticipate, manage and address industry trends and their effect on our business, grow dividends, generate growth organically or through acquisitions, achieve operating efficiencies and cost savings, expand our offering of ancillary services (therapy and home health) to additional facilities, expand existing facilities, develop new facilities, secure financing and increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein) and add residents and statements relating to our expectations for the performance of our entrance fee communities and our expected levels of expenditures. Words such as ‘‘anticipate(s)’’, ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, our ability to integrate the facilities of American Retirement Corporation (‘‘ARC’’) or other acquisitions into our operations; our continued ability to acquire facilities at attractive prices which will generate returns consistent with expectations; the possibility that the facilities that we have recently acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of certain transactions will not be satisfied; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; a decrease in the overall demand for senior housing; general economic conditions and economic conditions in the markets in which we operate; downturns in the real estate markets in the regions where our facilities are located; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our residents; interest rate fluctuations; licensing risks; our failure to comply with federal, state and local laws and regulations; our failure to comply with environmental laws; the effect of future legislation or regulatory changes on our operations; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the year ended December 31, 2006. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the first quarter of 2007, consistent with our growth strategy, we continued to focus on growing our business through a combination of: (i) organic growth in our existing portfolio; (ii) selected acquisitions of additional operating companies and facilities; (iii) expansion of our ancillary service programs (including therapy and home health services); and (iv) expansion of our existing facilities. During the quarter, overall operating results were favorably impacted by strong same store operations and higher revenue per unit, with occupancy rates remaining relatively constant.

During the quarter, we acquired two assisted living facilities totaling 208 units, an 84 unit skilled nursing facility (which is located on a campus in which we own the independent living and assisted living facility), and a home health agency. We continued to focus on growth through selective acquisition of new properties as well as previously leased or managed properties. We also continued to invest in our facility expansion program during the quarter. Additionally, we made progress in expanding our ancillary services programs to additional facilities.

Operationally, we continued our efforts to integrate our business units under our new operating group structure adopted in late 2006. The internal reorganization focused on improving the way our business units work together, share knowledge and leverage resources. In addition, we have migrated certain back-office functions to our shared-service support groups. See note 13 to the consolidated financial statements for additional information on segments and our operating group structure.

Although our business segments generally performed in accordance with our expectations during the quarter, the entrance fee portion of our business fell short of our expectations. The timing of entrance fee sales is subject to a number of different factors and is also inherently subject to variability (positively or negatively) when measured over the short-term. We believe that our entrance fee sales during the quarter were negatively impacted by softness in the housing markets in certain of the markets in which we operate (primarily certain areas of Florida and Arizona). In response, we have increased our sales and marketing efforts in those markets and expect entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods including: two facilities in Orlando, Florida (effective February 2006); the Liberty Owned Portfolio (effective March 2006); the Wellington Portfolio (effective March 2006); the SALI Portfolio (effective April 2006); the AEW Portfolio and AEW-New Jersey Portfolio (April/June 2006); the Southland Portfolio (effective May 2006); ARC (effective July 2006); the Liberty II Portfolio (effective July 2006); the NHP Portfolio (effective November 2006); the facility in Tampa, Florida (effective November 2006); the Flint Facility (effective January 2007); the Atrium SNF (effective February 2007); the Home Health Acquisition (effective February 2007); and the Richmond Heights Facility (effective February 2007). Refer to our most recent Annual Report on Form 10-K, filed March 16, 2007. ($ in 000’s):

	For the Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
Statement of Operations Data:
Revenue
Resident fees
Independent Living	$107,110	$90,707	$16,403	18.1%
Assisted Living	193,467	111,863	81,604	72.9%
Retirement Centers/CCRCs	144,761	18,466	126,295	683.9%
Total resident fees	445,338	221,036	224,302	101.5%
Management fees	1,496	1,147	349	30.4%
Total revenue	446,834	222,183	224,651	101.1%
Expense
Facility operating expense
Independent Living	60,328	50,926	9,402	18.5%
Assisted Living	121,613	71,597	50,016	69.9%
Retirement Centers/CCRCs	98,868	14,422	84,446	585.5%
Total facility operating expense	280,809	136,945	143,864	105.1%
General and administrative expense	40,653	21,085	19,568	92.8%
Facility lease expense	68,481	45,734	22,747	49.7%
Depreciation and amortization	72,984	22,299	50,685	227.3%
Total operating expense	462,927	226,063	236,864	104.8%
Loss from operations	(16,093)	(3,880)	(12,213)	(314.8%)
Interest income	1,820	1,052	768	73.0%
Interest expense
Debt	(33,452)	(13,690)	(19,762)	(144.4%)
Amortization of deferred financing costs	(1,618)	(703)	(915)	(130.2%)
Change in fair value of derivatives and amortization	(4,781)	(101)	(4,680)	(4,633.7%)
Loss on extinguishment of debt	—	(1,334)	1,334	100.0%
Equity in loss of unconsolidated ventures	(1,453)	(168)	(1,285)	(764.9%)
Loss before income taxes	(55,577)	(18,824)	(36,753)	(195.2%)

	For the Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
Benefit (provision) for income taxes	20,568	(386)	20,954	5,428.5%
Loss before minority interest	(35,009)	(19,210)	(15,799)	(82.2%)
Minority interest	(131)	(116)	(15)	(12.9%)
Net loss	$(35,140)	$(19,326)	$(15,814)	(81.8%)
Selected Operating and Other Data:
Total number of facilities (at end of period)	546	403	143	35.5%
Total units/beds operated(1)	51,421	30,770	20,651	67.1%
Owned/leased facilities units/beds	46,982	28,806	18,176	63.1%
Owned/leased facilities occupancy rate:
Period end	91.0%	89.7%	1.3%	1.4%
Weighted average	90.8%	89.5%	1.3%	1.5%
Average monthly revenue per unit/bed(2)	$3,498	$3,116	$382	12.3%
Selected Segment Operating and Other Data
Independent Living
Number of Facilities (period end)	66	58	8	13.8%
Total Units/beds(1)	11,986	10,738	1,248	11.6%
Occupancy Rate
Period end	92.1%	92.9%	(0.8)%	(0.9)%
Weighted average	92.3%	92.9%	(0.6)%	(0.6)%
Average monthly rate per unit/bed(2)	$3,177	$2,931	$246	8.4%
Assisted Living
Number of Facilities (period end)	409	324	85	26.2%
Total Units/beds(1)	21,086	14,343	6,743	47.0%
Occupancy Rate:
Period end	89.9%	88.8%	1.1%	1.2%
Weighted average	89.5%	88.5%	1.0%	1.1%
Average monthly rate per unit/bed(2)	$3,416	$3,192	$224	7.0%
Retirement Centers/CCRCs
Number of Facilities (period end)	48	11	37	336.4%
Total Units/beds(1)	13,910	3,725	10,185	273.4%
Occupancy Rate:
Period end	92.3%	82.1%	10.2%	12.4%
Weighted average	91.6%	79.3%	12.3%	15.5%
Average monthly rate per unit/bed(2)	$3,927	$3,697	$230	6.2%
Management Services
Number of Facilities (period end)	23	10	13	130.0%
Total Units/beds(1)	4,439	1,964	2,475	126.0%
Occupancy Rate
Period end	91.7%	92.7%	(1.0)%	(1.1)%
Weighted average	90.6%	92.0%	(1.4)%	(1.5)%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.
(2)	Average monthly rate per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by occupied units/beds at the end of the period averaged over the respective period presented.

Resident Fees

Resident fees increased by approximately $19.3 million, or 8.9%, at the 367 facilities we operated during both periods. The remaining increase in resident fee revenue was primarily due to a full quarter of operations for the 2006 acquisitions.

Independent living revenue increased $16.4 million, or 18.1%, primarily due to the 2006 acquisitions and additional acquisitions during 2007. In addition, increases in average rate occurred for the facilities operated in the same period in the prior year.

Assisted living revenue increased $81.6 million, or 72.9%, primarily due to the 2006 acquisitions and additional acquisitions during 2007, a 1.1% increase in average occupancy and a 7.0% increase in average monthly rent per unit/bed.

Retirement centers/CCRCs revenue increased $126.3 million, or 683.9%, primarily due to the 2006 acquisitions and additional acquisitions in 2007.

Management Fees

Management fee revenue increased $0.3 million, or 30.4%, over this period primarily due to the 2006 ARC acquisition, partially offset by the termination of ten management agreements during 2006.

Facility Operating Expense

Approximately $7.9 million of the facility operating expense increase was primarily due to salaries, wages and benefits attributable to the 367 facilities we operated during both periods, partially offset by cost savings from new and renegotiated vendor supply contracts. The remaining increase was primarily due to the inclusion of the operations of 2006 acquisitions and additional 2007 acquisitions.

Independent living operating expenses increased $9.4 million, or 18.5%, primarily due to the 2006 acquisitions and additional 2007 acquisitions. The remainder of the increase was primarily due to increases in salaries, wages and benefits.

Assisted living operating expenses increased $50.0 million, or 69.9%, primarily due to increased salaries, wages and benefits primarily as a result of the 2006 acquisitions and additional 2007 acquisitions.

Retirement centers/CCRC operating expenses increased $84.4 million, or 585.5%, primarily due to the 2006 acquisition of ARC.

General and Administrative Expense

General and administrative expenses increased $19.6 million, or 92.8%, primarily as a result of a $7.8 million increase of non-cash compensation expense in connection with restricted stock grants (including $4.1 million of expense related to the accelerated vesting of restricted stock grants held by two former officers), an increase in salaries, wages and benefits, and an increase in the number of employees in connection with the 2006 acquisition of ARC. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage, was 5.5% and 6.4% for the three months ended March 31, 2007 and 2006, respectively, calculated as follows ($ in 000’s):

	Three Months Ended March 31,
	2007	2006
Resident fee revenues	$445,338	$221,036
Resident fee revenues under management	37,601	12,909
Total	$482,939	$233,945
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $13.9 and $6.0 million in 2007 and 2006, respectively)	$26,708	$15,060
General and administrative expenses as a % of total revenues	5.5%	6.4%

Facility Lease Expense

Lease expense increased by $22.7 million, or 49.7%, primarily due to the 2006 acquisitions, partially offset by acquisitions we made in 2006 of facilities that were previously leased by us. Lease expense includes straight-line rent expense of $6.3 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively, and is partially offset by $1.1 million of additional deferred gain amortization for the same respective time periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $50.7 million, or 227.3%, primarily due to the 2006 acquisitions.

Interest Income

Interest income increased $0.8 million, or 73.0%, primarily due to the 2006 acquisition of ARC.

Interest Expense

Interest expense increased $25.4 million, or 174.9%, primarily due to additional debt in connection with our acquisitions and the change in fair value of our interest rate swaps from the three months ended March 31, 2007. The effective portion of the change in fair value of derivatives was excluded from interest expense and was included in other comprehensive loss for the three months ended March 31, 2006. On October 1, 2006, we discontinued hedge accounting prospectively. Changes in fair value of derivatives are now included in interest expense.

Income Taxes

The Company’s effective tax rate for the periods ending March 31, 2007 and 2006 are 37% and 2%, respectively. The difference between the periods is primarily due to the ability to tax benefit book losses in the first quarter of 2007 compared to the same period in 2006. The Company recorded deferred tax liabilities as part of purchase accounting in connection with the acquisitions of ARC and Southern Assisted Living, Inc, and as a result has determined that it is more likely than not that the majority of deferred tax assets, including net operating loss carryforwards, will be utilized.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

To date, we have financed our operations primarily with cash generated from operations and both short- and long-term borrowings. We financed our acquisitions with long-term borrowings, draws on our credit facility, equity contributed by Fortress, and proceeds from our public equity offerings. The following is a summary of cash flow information for the three months ended March 31, 2007 and 2006 ($ in 000’s):

	Three Months Ended March 31,
	2007	2006
Cash provided by operating activities	$28,828	$12,119
Cash used in investing activities	(75,551)	(185,983)
Cash provided by financing activities	34,610	190,278
Net (decrease) increase in cash and cash equivalents	(12,113)	16,414
Cash and cash equivalents at beginning of period	68,034	77,682
Cash and cash equivalents at end of period	$55,921	$94,096

We had $55.9 million of cash and cash equivalents at March 31, 2007, excluding cash and investments-restricted and lease security deposits of $111.9 million. Additionally, we had $122.0 million available under our credit facility and $50.9 million of unused letter of credit capacity under our credit facility.

The increase in cash provided by operating activities was primarily due to the ARC merger and other 2006 acquisitions.

The decrease in cash used in investing activities was primarily due to acquisitions that were funded in the three months ended March 31, 2006 offset by additions to property, plant, equipment and leasehold interests at our existing facilities and those under development.

The decrease in cash provided by financing activities was primarily due to repayments under the Company’s line of credit partially offset by increased borrowings and an increase in the payment of dividends.

We believe that cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

At March 31, 2007, we had $1,843.8 million of debt outstanding, including capital lease obligations, excluding our line of credit, at a weighted-average interest rate of 6.98%, of which $19.4 million was due in the next 12 months.

At March 31, 2007, we had $227.5 million of negative working capital, which includes the classification of $195.4 million of refundable entrance fees and $24.2 million in tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. We expect that any entrance fee liabilities due within the next twelve months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $1.9 million of cash for the three months ended March 31, 2007.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from, working capital, general and administrative costs, debt service and lease payments, acquisition costs, employee compensation and related benefits, capital improvements and dividend payments. In the past, we have met our cash requirements for operations using cash flows from operating revenues, the receipt of resident fees and the receipt of management fees from third-party-managed facilities. In addition to using cash flows from operating revenues, we use available funds from our indebtedness and long-term leasing of our facilities to meet our cash obligations. The primary use of our cash is for operating costs, which includes debt service and lease payments and capital expenditures. We currently estimate that our existing cash flows from operations, together with existing working capital and the proceeds of our credit facility, will be sufficient to fund our short-term liquidity needs. For the year ending December 31, 2007, in addition to normal recurring capital expenditures and expenditures in connection with our expansion and development program, we expect to spend approximately $75.0 million for major capital projects and renovations at our existing and recently acquired facilities (including projects related to the implementation of our ancillary services program). We presently estimate that we will also spend approximately $25.0 million during the year ending December 31, 2007 for corporate branding, integration of corporate functions and enhancement of our infrastructure operations. The source of these funds is expected to be cash on hand and cash generated from operations and financings. We anticipate funding our expansion and development program through debt and lease financing. There can be no assurance that financing or refinancing will be available to us or available on acceptable terms.

We expect to continue to fund the growth of our business through cash flows from operations and cash flows from financing activities, such as equity offerings, and through the incurrence of additional indebtedness or leasing arrangements. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business. We may incur additional indebtedness or lease financing to fund such acquisitions. In addition, we may also incur additional indebtedness or lease financing to fund future dividends.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our ability to acquire new facilities, general economic conditions and the cost of capital.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the ‘‘Contractual Obligations’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Material changes in these commitments resulting from debt incurred during the three months ended March 31, 2007 are as follows ($ in 000’s):

	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations	$171,674	$8,191	$8,214	$8,191	$8,191	$8,191	$130,696

There have been no other material changes in our contractual commitments during the three months ended March 31, 2007.

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

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Adjusted EBITDA to GAAP net income (loss), along with our consolidated financial statements included herein. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2007 and 2006 ($ in 000’s):

	Three Months Ended March 31,
	2007(1)	2006(1)
Net loss	$(35,140)	$(19,326)
Minority interest	131	116
(Benefit) provision for income taxes	(20,568)	386
Equity in loss of unconsolidated ventures	1,453	168
Loss on extinguishment of debt	—	1,334
Interest expense:
Debt	25,239	11,530
Capitalized lease obligation	8,213	2,160
Amortization of deferred financing costs	1,618	703
Change in fair value of derivatives	4,781	101
Interest income	(1,820)	(1,052)
Loss from operations	(16,093)	(3,880)
Depreciation and amortization	72,984	22,299
Straight-line lease expense	6,336	5,259
Amortization of deferred gain	(1,085)	(1,087)
Amortization of entrance fees	(4,259)	(83)
Non-cash compensation expense	10,820	3,018
Entrance fee receipts(2)	8,174	2,069
Entrance fee disbursements	(6,315)	(703)
Adjusted EBITDA	$70,562	$26,892

(1)	The calculation of Adjusted EBITDA includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $3.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Includes the receipt of refundable and nonrefundable entrance fees.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	entrance fee refunds disbursed;

•	other; and

•	recurring capital expenditures.

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

Cash From Facility Operations is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Cash From Facility Operations as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Cash From Facility Operations to GAAP net cash provided by (used in) operating activities, along with our consolidated financial statements included herein. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Cash From Facility Operations is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Cash From Facility Operations measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the three months ended March 31, 2007 and 2006 ($ in 000’s):

	Three Months Ended March 31,
	2007(1)	2006(1)
Net cash provided by operating activities	$28,828	$12,119
Changes in operating assets and liabilities	12,139	831
Refundable entrance fees received(2)	4,258	1,621
Entrance fee refunds disbursed	(6,315)	(703)
Recurring capital expenditures, net	(6,225)	(2,061)
Reimbursement of operating expenses and other	1,130	1,500
Cash From Facility Operations	$33,815	$13,307

(1)	The calculation of Cash From Facility Operations includes merger, integration and certain other non-recurring expenses, as well as acquisition transition costs, totaling $3.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Total entrance fee receipts for the quarters ended March 31, 2007 and 2006 were $8,174 and $2,069, respectively, including $3,916 and $448, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

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

A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages. The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP). For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4%-5% of operating revenue) and an annual capital reserve (generally $250-$450 per unit/bed). As of March 31, 2007, we are in compliance with the financial covenants of all of our debt and lease agreements. An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.

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

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position on a facility-by-facility basis. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. Facility Operating Income is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Facility Operating Income as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Facility Operating Income to GAAP net income (loss), along with our consolidated financial statements included herein. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Facility Operating Income is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Facility Operating Income measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Facility Operating Income for the three months ended March 31, 2007 and 2006 ($ in 000’s):

	Three Months Ended March 31,
	2007	2006
Net loss	$(35,140)	$(19,326)
(Benefit) provision for income taxes	(20,568)	386
Minority interest	131	116
Equity in loss of unconsolidated ventures	1,453	168
Loss on extinguishment of debt	—	1,334
Interest expense:
Debt	25,239	11,530
Capitalized lease obligation	8,213	2,160
Amortization of deferred financing costs	1,618	703
Change in fair value of derivatives	4,781	101
Interest income	(1,820)	(1,052)
Loss from operations	(16,093)	(3,880)
Depreciation and amortization	72,984	22,299
Facility lease expense	68,481	45,734
General and administrative (including non-cash stock compensation expense)	40,653	21,085
Amortization of entrance fees	(4,259)	(83)
Management fees	(1,496)	(1,147)
Facility Operating Income	$160,270	$84,008

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2007, we had approximately $310.2 million of long-term fixed-rate debt, $1,165.7 million of long-term variable-rate debt, and $367.9 million of capital lease obligations. As of March 31, 2007, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.98%.

We do not expect changes in interest rates to have a material effect on earnings or cash flows since approximately 96% of our debt, excluding credit facilities, and lease payments either have fixed rates or variable rates that are subject to swap or interest rate cap agreements with major financial institutions to manage our risk. As of March 31, 2007, a 100 basis point change in short-term interest rates would affect our operating cash flow no more than $1.8 million per annum.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer each concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information contained in Note 8 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2007 by or on behalf of the Company or any ‘‘affiliated purchaser,’’ as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/07 – 01/31/07	2,563	$48.00	—	—
02/01/07 – 02/28/07	—	—	—	—
03/01/07 – 03/31/07	1,177	$45.16	—	—
Total	3,740	$47.11	—	—

(1)	Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock.

Item 5.    Other Information

The following table provides certain information as of March 31, 2007 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders(2)	—	—	2,538,146
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,538,146

(1)	In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of restricted shares or other forms of equity-based compensation. As of March 31, 2007, 1,868,535 shares of unvested restricted stock issued under our Omnibus Stock Incentive Plan were outstanding. In addition, as of such date, 1,159,697 shares of unvested restricted stock issued under the plans of our predecessor entities were outstanding. Such shares are not reflected in the table above.
(2)	Under the terms of our Omnibus Stock Incentive Plan, the number of shares reserved and available for issuance will increase annually each January 1 by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
4.3	Amendment No. 1 to Stockholders Agreement, dated as of July 26, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC. (Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Duly authorized officer and Chief Financial Officer
Date:	May 8, 2007

By:	/s/ Bryan D. Richardson
Name:	Bryan D. Richardson
Title:	Duly authorized officer and Chief Accounting Officer
Date:	May 8, 2007