Form 10-Q
period 2007-06-30
Brookdale Senior Living Inc.
filed 2007-08-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, 101,542,960 shares of the Registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$81,229	$68,034
Cash and investments – restricted	79,489	61,116
Accounts receivable, net	62,715	58,987
Deferred tax asset	40,021	40,019
Prepaid expenses and other current assets, net	36,330	42,076
Total current assets	299,784	270,232
Property, plant, equipment and leasehold intangibles, net	3,751,666	3,658,788
Cash and investments – restricted	12,743	22,083
Goodwill	339,405	324,750
Other intangible assets, net	274,875	292,448
Other assets, net	176,011	174,154
Total assets	$4,854,484	$4,742,455
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$17,313	$20,869
Trade accounts payable	12,626	15,860
Accrued expenses	153,608	155,577
Refundable entrance fees	194,710	198,613
Tenant security deposits	29,485	24,342
Deferred revenue and entrance fee revenue	49,187	47,056
Dividends payable	51,804	46,588
Total current liabilities	508,733	508,905
Long-term debt, less current portion	1,869,089	1,690,570
Line of credit	260,000	163,500
Deferred entrance fee revenue	71,821	70,479
Deferred tax liability	363,299	399,134
Deferred liabilities	108,810	98,673
Other liabilities	38,790	42,581
Total liabilities	3,220,542	2,973,842
Minority interests	3,620	4,601
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at June 30, 2007 and December 31, 2006; no shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at June 30, 2007 and December 31, 2006; 105,058,375 shares and 104,542,648 shares issued and outstanding (including 3,518,086 and 3,282,000 unvested restricted shares), respectively	1,051	1,045
Additional paid-in-capital	1,855,056	1,934,571
Accumulated deficit	(224,528)	(170,713)
Accumulated other comprehensive loss	(1,257)	(891)
Total stockholders’ equity	1,630,322	1,764,012
Total liabilities and stockholders’ equity	$4,854,484	$4,742,455

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Resident fees	$456,622	$267,842	$901,960	$488,878
Management fees	1,788	585	3,284	1,732
Total revenue	458,410	268,427	905,244	490,610
Expense
Facility operating expense (excluding depreciation and amortization of $72,508, $30,042, $142,275 and $51,452, respectively)	285,866	161,281	566,675	298,226
General and administrative expense (including non-cash stock-based compensation expense of $8,192, $3,755, $19,012 and $6,773, respectively)	35,758	23,125	76,411	44,210
Facility lease expense	67,176	46,623	135,657	92,357
Depreciation and amortization	82,471	30,947	155,455	53,246
Total operating expense	471,271	261,976	934,198	488,039
(Loss) income from operations	(12,861)	6,451	(28,954)	2,571
Interest income	1,563	625	3,383	1,677
Interest expense
Debt	(35,078)	(25,544)	(68,530)	(39,234)
Amortization of deferred financing costs	(2,109)	(1,335)	(3,727)	(2,038)
Change in fair value of derivatives and amortization	17,619	519	12,838	418
Loss on extinguishment of debt	(803)	—	(803)	(1,334)
Equity in loss of unconsolidated ventures	(601)	(469)	(2,054)	(637)
Other non-operating income	238	—	238	—
Loss before income taxes	(32,032)	(19,753)	(87,609)	(38,577)
Benefit (provision) for income taxes	12,715	(273)	33,283	(659)
Loss before minority interest	(19,317)	(20,026)	(54,326)	(39,236)
Minority interest	642	(233)	511	(349)
Net loss	$(18,675)	$(20,259)	$(53,815)	$(39,585)
Basic and diluted loss per share	$(0.18)	$(0.31)	$(0.53)	$(0.61)
Weighted average shares used in computing basic and diluted loss per share	101,520	65,007	101,411	65,007
Dividends declared per share	$0.50	$0.35	$0.95	$0.70

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(53,815)	$(39,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash portion of loss on extinguishment of debt	—	1,334
Depreciation and amortization	159,182	55,284
Minority interest	(511)	349
Gain on sale of assets	(403)	—
Equity in loss of unconsolidated ventures	2,054	637
Distributions from unconsolidated ventures from cumulative share of net earnings	961	—
Amortization of deferred gain	(2,170)	(2,173)
Amortization of entrance fees	(8,900)	(145)
Proceeds from deferred entrance fee revenue	8,642	613
Deferred income tax benefit	(33,326)	—
Change in deferred lease liability	12,364	10,498
Change in fair value of derivatives and amortization	(12,838)	(418)
Stock-based compensation	19,012	6,773
Changes in operating assets and liabilities:
Accounts receivable, net	(4,363)	(10,715)
Prepaid expenses and other assets, net	4,669	7,376
Accounts payable and accrued expenses	(10,763)	(3,596)
Tenant refundable fees and security deposits	4,656	2,182
Other	459	(5,175)
Net cash provided by operating activities	84,910	23,239
Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	1,602	5,266
(Increase) decrease in cash and investments – restricted	(12,281)	14,854
Additions to property, plant, equipment and leasehold intangibles, net of related payables	(68,933)	(14,957)
Acquisition of assets, net of related payables and cash received	(149,788)	(531,895)
Issuance of notes receivable, net	(10,251)	—
Investment in unconsolidated ventures	(1,176)	—
Distributions received from unconsolidated ventures	1,765	—
Net cash used in investing activities	(239,062)	(526,732)
Cash Flows from Financing Activities
Proceeds from debt	249,011	321,170
Repayment of debt	(25,999)	(11,356)
Buyout of capital lease obligation	(51,114)	—
Proceeds from line of credit	328,500	215,000
Repayment of line of credit	(232,000)	(20,000)
Payment of dividends	(93,178)	(39,714)
Payment of financing costs, net of related payables	(5,179)	(10,636)
Other	(612)	—
Refundable entrance fees:
Proceeds from refundable entrance fees	8,322	2,756
Refunds of entrance fees	(10,404)	(1,011)
Net cash provided by financing activities	167,347	456,209
Net increase (decrease) in cash and cash equivalents	13,195	(47,284)
Cash and cash equivalents at beginning of period	68,034	77,682
Cash and cash equivalents at end of period	$81,229	$30,398

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2007, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

In 2006, the Company adopted EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and as a result, consolidated the operations of three limited partnerships controlled by the Company. In 2006, the Company purchased a facility from one of the limited partnerships and the partnership was liquidated. Additionally in May 2007, the Company purchased another facility from one of the limited partnerships and the partnership was liquidated. The ownership interest in the remaining limited partnership not owned by the Company has been reflected in the consolidated balance sheets as minority interests.

Purchase Accounting

In determining the allocation of the purchase price of companies and facilities to net tangible and identified intangible assets acquired and liabilities assumed, we make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. We allocate the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations. The determination of fair value involves the use of significant judgment and estimation. We determine fair values as follows:

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

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We allocate a portion of the purchase price to the value of resident leases acquired based on the difference between the facilities valued with existing in-place leases adjusted to market rental rates and the facilities valued with current leases in place based on current contractual terms. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar resident leases. In estimating carrying costs, management includes estimates of lost rentals during the lease-up period and estimated costs to execute similar leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.

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

Deferred entrance fee revenue is valued at the estimated cost of providing services to residents over the terms of the current contracts to provide such services. Refundable entrance fees are valued at cost pursuant to the resident lease plus the resident’s share of any appreciation of the facility unit at the date of acquisition, if applicable.

A deferred tax liability is recognized at statutory rates for the difference between the book and tax bases of the acquired assets and liabilities.

The excess of the fair value of liabilities assumed and cash paid over the fair value of assets acquired is allocated to goodwill.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed facilities under a master insurance program, our current policies provide for deductibles of $3.0 million for each claim. As a result, we are self-insured for most claims. In addition, we maintain a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

During the three months ended June 30, 2007, we recorded a $4.2 million receivable related to a collateral recovery from an insurance carrier for amounts owed to Alterra Healthcare Corporation, a wholly-owned subsidiary, pursuant to a pre-bankruptcy insurance policy. Such amount had not previously been recognized by the Company due to the existence of preconfirmation contingencies which were resolved prior to June 30, 2007. The receivable was recorded as a $3.8 million reduction of general and administrative expense and $0.4 million of interest income in the condensed consolidated statements of operations. The receivable was collected in full in July 2007.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the current year. See Note 12 for a discussion on the impact of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 and SFAS 159 will materially impact our financial position or results of operations.

Dividends

On June 12, 2007, our board of directors declared a quarterly cash dividend of $0.50 per share of our common stock, or an aggregate of $51.8 million, for the quarter ended June 30, 2007. The $0.50 per share dividend was paid on July 13, 2007, to holders of record of our common stock on June 29, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.

3.	Stock-Based Compensation

Compensation expense in connection with grants of restricted stock of $8.2 million and $3.8 million was recorded for the three months ended June 30, 2007 and 2006, respectively, and $19.0 million and $6.8 million was recorded for the six months ended June 30, 2007 and 2006, respectively. All amounts were net of forfeitures estimated at 5% of the shares granted.

On September 15, 2006, we entered into Separation and General Release Agreements with two officers that accelerated the vesting provision of a portion of their restricted stock grants upon satisfying certain conditions. As a result of the modification, the previous compensation expense related to these grants was reversed during the year ended December 31, 2006. The fair value of the stock at the modification date was expensed over the modified service period. The impact of the adjustment was $4.1 million of additional expense for the six months ended June 30, 2007.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation costs for the entire award on a straight-line basis over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated quarterly. If such goals are not ultimately

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

met or it is probable the goals will not be met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows ($ in 000’s except for grants and per share amounts):

	Grants	Value Per Share	Total Value
Three months ended March 31, 2007	53,000	$45.02	$2,399
Three months ended June 30, 2007	544,000	45.02 – 46.06	25,023

4.	Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the six months ended June 30, 2007 presented on an operating segment basis ($ in 000’s):

	Independent Living	Assisted Living	Retirement Centers/CCRCs	Total
Balance at December 31, 2006	$8,118	$101,921	$214,711	$324,750
Additions	—	—	12,676	12,676
Adjustments	—	862	1,117	1,979
Balance at June 30, 2007	$8,118	$102,783	$228,504	$339,405

The additions to goodwill related to adjusting the allocation of the purchase price for an acquisition which occurred in the third quarter of fiscal 2006 and an acquisition completed in the first quarter of 2007. The adjustments primarily related to the adoption of FIN 48 in the first quarter of 2007 and its impact on acquired entities.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at June 30, 2007 and December 31, 2006 ($ in 000’s):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Facility purchase options	$147,682	$(922)	$146,760	$147,682	$—	$147,682
Other intangible assets, net	158,041	(29,926)	128,115	158,849	(14,083)	144,766
Total	$305,723	$(30,848)	$274,875	$306,531	$(14,083)	$292,448

Amortization expense related to definite-lived intangible assets for the three and six months ended June 30, 2007 was $8.8 million and $16.8 million, respectively. There was no amortization expense for the three and six months ended June 30, 2006 as the Company acquired these intangible assets in conjunction with an acquisition in July 2006.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Property, Plant, Equipment and Leasehold Intangibles, Net

Property, plant, equipment and leasehold intangibles, net consist of the following ($ in 000’s):

	June 30, 2007	December 31, 2006
Land	$263,978	$236,945
Buildings and improvements	2,626,014	2,301,841
Furniture and equipment	172,005	137,583
Resident and operating lease intangibles	515,865	577,547
Assets under capital and financing leases	513,055	654,337
	4,090,917	3,908,253
Accumulated depreciation and amortization	(339,251)	(249,465)
Property, plant, equipment and leasehold intangibles, net	$3,751,666	$3,658,788

6.	Acquisitions

Financial results are impacted by the timing, size and number of acquisitions we complete in a period. During the six months ended June 30, 2007, the number of facilities we owned or leased increased by three. The number of facilities we own or lease was unchanged by our acquisition of joint venture partner interests, our acquisition of remaining portions of owned facilities and our acquisition of service businesses. The results of facilities and companies acquired are included in the condensed consolidated financial statements from the effective date of the acquisition.

Seller	Closing Date	Purchase Price, Excluding Fees, Expenses and Assumption of Debt ($ in millions)	Segment
McClaren Medical Management, Inc. and FP Flint, LLC	January 24, 2007	$3.9	Assisted Living
American Senior Living of Jacksonville-SNF, LLC	February 1, 2007	6.8	Retirement Centers/CCRCs
1st Choice Home Health, Inc.	February 15, 2007	3.0	Retirement Centers/CCRCs, Assisted Living and Independent Living
Healthcare Property Investors, Inc.	February 28, 2007	9.5	Assisted Living
Chancellor Health Care of California L.L.C.	April 1, 2007	10.8	Independent Living
Seminole Nursing Pavilion and Seminole Properties	April 4, 2007	51.1	Retirement Centers/CCRCs
Cleveland Retirement Properties, LLC and Countryside ALF, LLC	April 18, 2007	102.0	Retirement Centers/CCRCs
Paradise Retirement Center, L.P.	May 31, 2007	15.3	Independent Living
Total		$202.4

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Effective as of April 1, 2007, we acquired the leasehold interests of three assisted living facilities located in California for approximately $10.8 million. We refer to these facilities as the ‘‘Chancellor Portfolio’’.

On April 4, 2007, we purchased the real property underlying an entrance fee continuing care retirement community located in Tampa, Florida for an aggregate purchase price of approximately $51.1 million. The community consists of independent living retirement apartments, a skilled nursing facility and an assisted living facility. We previously managed this community pursuant to a cash-flow management agreement and accounted for this community as a capital lease. We refer to the facilities as the ‘‘Freedom Square Portfolio’’.

On April 18, 2007, we acquired two facilities located in Ohio and North Carolina for approximately $102.0 million. The facilities were previously operated by the Company under long term operating lease agreements. We refer to the facilities as the ‘‘Saunders Portfolio’’.

On May 31, 2007, we acquired a facility in Phoenix, Arizona in which we held partnership interests for approximately $15.3 million. We refer to this facility as ‘‘Grand Court Phoenix Facility’’.

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the associated assets and liabilities based on their estimated fair values. The Company has made preliminary purchase price allocations for these transactions resulting in approximately $3.1 million of goodwill being recorded in the Retirement Centers/CCRCs segment and anticipates finalizing the purchase price allocations within one year of the acquisition date.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following ($ in 000’s):

	June 30, 2007	December 31, 2006
Mortgage notes payable due 2008 through 2039; weighted average interest rate of 7.02% in 2007 (weighted average interest rate of 6.98% in 2006)	$621,451	$490,997
Mortgages payable due 2009 through 2038; weighted average interest rate of 7.08% in 2007 (weighted average interest rate of 6.57% in 2006)	74,561	74,571
$150,000 Series A notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $7.0 million guaranty by a subsidiary of the Company and a $3.0 million letter of credit	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.39% and 5.37%, in 2007 and 2006, respectively, payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the FIT REN portfolio(1)	171,000	171,000
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25% effective May 1, 2006 (3.0% prior to that date), payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio(1)	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 5.04% and 4.91% at June 30, 2007 and December 31, 2006, respectively), due 2032, payable interest only until maturity, secured by the Chambrel portfolio(1)	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.90% in 2007 (weighted average interest rate of 8.91% in 2006)	314,052	371,346
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 16 of our facilities and an $11.5 million guaranty by the Company	333,500	225,000
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Mortgages payable due 2010; interest rate of 7.20%, secured by the limited partnerships consolidated pursuant to EITF 04-5 (weighted average interest rate of 6.81% in 2006)	2,502	9,189
Total debt	1,886,402	1,711,439
Less current portion of long-term debt	17,313	20,869
Total long-term debt	$1,869,089	$1,690,570

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the referenced portfolios.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2007, we had an available secured line of credit of $320.0 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million. The line of credit agreement bears interest at the base rate plus 0.50% or LIBOR plus 1.50%, at our election. The $80.0 million letter of credit facility bears interest at 1.50%. In connection with entering into the credit facility agreement, we paid a commitment fee of 0.50% and are subject to a non-use fee of 0.25% on all unutilized amounts. The agreement matures on November 15, 2008 subject to extension at our option for six months and payment of a 0.375% commitment fee. As of June 30, 2007, $260.0 million was drawn on the revolving loan facility and $98.0 million letters of credit have been issued under the agreements. The agreements are secured by a pledge of our tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

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

On April 18, 2007, we financed a previously acquired facility as well as the Saunders Portfolio with $108.5 million of first mortgage financing bearing interest at LIBOR plus 0.70% payable interest only through August 1, 2012. We have entered into interest rate swaps to convert the loan from floating to fixed.

The financings entered into on January 16, 2007, January 24, 2007 and April 18, 2007, are all part of the same master loan agreement whereby the amounts are secured by all properties under the master agreement.

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

The following table summarizes our swap instruments at June 30, 2007 ($ in 000’s):

Current notional balance	$1,176,620
Highest possible notional	$1,176,620
Lowest interest rate	3.62%
Highest interest rate	6.87%
Average fixed rate	4.89%
Earliest maturity date	2008
Latest maturity date	2012
Weighted average original maturity	4.9 years
Estimated asset fair value (included in other assets, net at June 30, 2007)	$14,123
Estimated liability fair value (included in other liabilities at June 30, 2007)	$(699)

Prior to October 1, 2006, the Company qualified for hedge accounting on designated swap instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activities, with the effective portion of the change in fair value of the derivative recorded in other comprehensive income and the ineffective portion included in the change in fair value of derivatives and amortization in the statement of operations.

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

In April 2007, the Company entered into two separate treasury rate locks for notional amounts of $70 million and $50 million in anticipation of the Company’s planned future issuance of $120 million of fixed-rate debt. Both rate locks expired in May 2007 and resulted in a cash receipt to the Company of approximately $0.4 million which has been included in the results from operations.

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

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In addition, we have been and are currently involved in other litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, our industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Because our current policies provide for deductibles of $3.0 million for each claim, we are, in effect, self insured for most claims.

9.	Supplemental Disclosure of Cash Flow Information ($ in 000’s)

	Six Months Ended June 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$67,564	$35,362
Income taxes paid	$501	$335
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Consolidation of limited partnerships pursuant to EITF 04-5 on January 1, 2006:
Property, plant, equipment and leasehold intangibles, net	$—	$31,645
Accounts receivable and other	—	1,410
Cash and investments-restricted	—	1,204
Accrued expenses and other	—	(2,245)
Tenant refundable fees and security deposits	—	(177)
Debt	—	(19,723)
Minority interest	—	(12,114)
Net	$—	$—
De-consolidation of leased development property:
Property, plant, equipment and leasehold intangibles, net	$(2,978)	$—

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Debt	2,978	—
Net	$—	$—
Acquisition of assets, net of related payables and cash received, net:
Cash and investments-restricted	$387	$1,719
Accounts receivable	64	—
Property, plant, equipment and leasehold intangibles, net	155,957	706,647
Investment in unconsolidated ventures	(1,342)	—
Goodwill	3,101	—
Other intangible assets, net	(668)	—
Trade accounts payable, accrued expenses and other	(1,336)	—
Debt obligations	(5,273)	—
Capital lease obligations assumed	—	(163,245)
Deferred tax liability	—	(9,812)
Minority interest	650	—
Other, net	(1,752)	(3,414)
Acquisition of assets, net of related payables and cash received	$149,788	$531,895

10.	Facility Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows ($ in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash basis payment	$62,233	$42,470	$125,463	$84,032
Straight-line expense	6,028	5,239	12,364	10,498
Amortization of deferred gain	(1,085)	(1,086)	(2,170)	(2,173)
Facility lease expense	$67,176	$46,623	$135,657	$92,357

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented ($ in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(18,675)	$(20,259)	$(53,815)	$(39,585)
Unrealized gain on derivatives	—	1,279	—	9,191
Reclassification of net gains on derivatives into earnings	(393)	—	(786)	—
Amortization of payments from settlement of forward interest swaps	94	94	188	188
Other	116	—	232	—
Total comprehensive loss	$(18,858)	$(18,886)	$(54,181)	$(30,206)

12.	Income Taxes

The Company’s effective tax rate for the three months ending June 30, 2007 and 2006 are 39.7% and 1.4%, respectively, and for the six months ending June 30, 2007 and 2006 are 38.0% and 1.7%, respectively. The difference between the periods is primarily due to the ability to benefit book losses in the first two quarters of 2007 compared to the same period in 2006 as a result of the deferred tax liabilities generated in connection with the acquisitions of American Retirement Corporation (‘‘ARC’’) and Southern Assisted Living, Inc. (‘‘SALI’’).

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a transition adjustment to goodwill of $1.6 million, comprised of $1.4 million in taxes and $0.2 million in interest and penalties. The adoption impacted goodwill versus retained earnings as the original benefit recorded on these positions was not recorded through earnings as the Company previously reserved for all deferred tax assets. Due to the recognition of deferred tax liabilities in connection with the ARC and SALI acquisitions, the previously recorded valuation allowance was reversed through purchase accounting and thus the benefit was reflected as a component of goodwill. Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements. Tax returns for all wholly owned subsidiaries for the years 2002 through 2006 are subject to future examination by tax authorities. In addition, for one wholly owned subsidiary, Alterra Healthcare Corporation, tax returns are open from 1999 through 2001 to the extent of the net operating losses generated during those periods. The Company has reviewed its FIN 48 position as of June 30, 2007, and has determined that, with the exception of updating the interest computation for the period, no additional reserve is required.

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

•	Independent Living. Our independent living facilities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service. The majority of our independent living facilities consist of both independent living and assisted living units in a single facility, which allows residents to ‘‘age-in-place’’ by providing them with a continuum of senior independent and assisted living services.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Assisted Living. Our assisted living facilities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. Our assisted living facilities include both freestanding, multi-story facilities and freestanding, single-story facilities. We also operate memory care facilities, which are freestanding assisted living facilities specially designed for residents with Alzheimer’s disease and other dementias.

•	Retirement Centers/CCRCs. Our retirement centers/CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our retirement centers/CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer’s units.

•	Management Services. Our management services segment includes facilities owned by others and operated by us pursuant to management agreements. Under our management agreements for these facilities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

The following table sets forth certain segment financial and operating data ($ in 000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue(1)
Independent Living	$112,197	$95,697	$219,307	$186,404
Assisted Living	196,847	146,234	390,314	258,097
Retirement Centers/CCRCs	147,578	25,911	292,339	44,377
Management Services	1,788	585	3,284	1,732
	$458,410	$268,427	$905,244	$490,610
Segment operating income(2)
Independent Living	$50,217	43,048	$96,999	82,829
Assisted Living	72,006	58,997	143,860	99,263
Retirement Centers/CCRCs	48,533	4,516	94,426	8,560
Management Services	1,252	410	2,299	1,212
	$172,008	$106,971	$337,584	$191,864
General and administrative (including non-cash stock-based compensation expense)(3)	$35,222	$22,950	$75,426	$43,690
Facility lease expense	67,176	46,623	135,657	92,357
Deprecation and amortization	82,471	30,947	155,455	53,246
(Loss) income from operations	$(12,861)	$6,451	$(28,954)	$2,571
Total Assets
Independent living			$1,156,772	$1,080,744
Assisted living			1,296,941	852,156
Retirement Centers/CCRCs			2,069,645	334,494
Corporate and Management Services			331,126	113,792
			$4,854,484	$2,381,186

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	All revenue is earned from external third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

14.	Subsequent Events

In July 2007, the Company entered into a series of forward starting interest rate swaps in the aggregate notional amount of $553.1 million in anticipation of planned future financing transactions as well as the replacement of certain existing hedges that will be expiring.

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

Executive Overview

During the second quarter of 2007, we continued to make significant progress in implementing the growth strategy outlined in our most recent Annual Report on Form 10-K. We are focusing on increasing our revenues, cash flows and dividends per share through a combination of: (i) organic growth in our existing operations; (ii) expansion of our ancillary service programs (including therapy and home health services); (iii) selected acquisitions of additional operating companies and facilities; and (iv) expansion of our existing facilities.

As a result of these efforts, and as more fully described below, our revenues for the second quarter of 2007 increased to $458.4 million, an increase of $190.0 million, or 70.8%, over the second quarter of 2006. Including the effect of the historical results of the ARC facilities not included in our results of operations in the second quarter of 2006, same store revenues grew 7.8% over the second quarter of 2006.

In addition, we declared a dividend of $0.50 per share for the second quarter, an increase of 11.1% over the $0.45 per share dividend declared for the first quarter of 2007 and an increase of 42.9% over the $0.35 per share dividend declared for the second quarter of 2006.

We continued to make progress in expanding our ancillary services programs to additional facilities during the second quarter. For the six months ended June 30, 2007, we have completed the roll-out of our ancillary services program to over 10,000 units.

Our focus on growth through selective acquisition of new properties, as well as previously leased or managed properties, also continued during the second quarter. During the quarter, we closed four acquisitions, with an aggregate purchase price of $179.2 million. As a result of these acquisitions, we acquired ownership of three facilities that were previously leased or managed by us, and acquired leasehold interests in three other facilities. We also acquired ownership of a facility in which we held partnership interests.

In addition, we continued to invest in our facility expansion program during the quarter. For the six months ended June 30, 2007, we have completed expansions at five facilities. As of the end of the quarter, we had another four expansion projects under construction.

As a result of our acquisition and expansion activity, the number of units we operated as of the end of the second quarter increased to 51,616, an increase of 17,270, or 50.3%, over the same prior year quarter.

Although we continued to experience volatility in the entrance fee portion of our business during the second quarter, our net entrance fee sales increased from the previous quarter. The timing of entrance fee sales is subject to a number of different factors and is also inherently subject to variability (positively or negatively) when measured over the short-term. We believe that our entrance fee sales during the quarter continued to be negatively impacted by softness in the housing markets in certain of the markets in which we operate (primarily certain areas of Florida and Arizona). In response, we have increased our sales and marketing efforts in those markets and expect entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Three Months Ended June 30, 2007 and 2006

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods. Refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 8, 2007, and the notes to our condensed consolidated financial statements included herein for additional information regarding these acquisitions ($ in 000’s):

	Three Months Ended June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Independent Living	$112,197	$95,697	$16,500	17.2%
Assisted Living	196,847	146,234	50,613	34.6%
Retirement Centers/CCRCs	147,578	25,911	121,667	469.6%
Total resident fees	456,622	267,842	188,780	70.5%
Management fees	1,788	585	1,203	205.6%
Total revenue	458,410	268,427	189,983	70.8%
Expense
Facility operating expense
Independent Living	61,980	52,649	9,331	17.7%
Assisted Living	124,841	87,237	37,604	43.1%
Retirement Centers/CCRCs	99,045	21,395	77,650	362.9%
Total facility operating expense	285,866	161,281	124,585	77.2%
General and administrative expense	35,758	23,125	12,633	54.6%
Facility lease expense	67,176	46,623	20,553	44.1%
Depreciation and amortization	82,471	30,947	51,524	166.5%
Total operating expense	471,271	261,976	209,295	79.9%
(Loss) income from operations	(12,861)	6,451	(19,312)	(299.4%)
Interest income	1,563	625	938	150.1%
Interest expense
Debt	(35,078)	(25,544)	(9,534)	(37.3%)
Amortization of deferred financing costs	(2,109)	(1,335)	(774)	(58.0%)
Change in fair value of derivatives and Amortization	17,619	519	17,100	3,294.8%
Loss on extinguishment of debt	(803)	—	(803)	(100.0%)
Equity in loss of unconsolidated ventures	(601)	(469)	(132)	(28.1%)
Other non-operating income	238	—	238	100.0%
Loss before income taxes	(32,032)	(19,753)	(12,279)	(62.2%)
Benefit (provision) for income taxes	12,715	(273)	12,988	4,757.5%
Loss before minority interest	(19,317)	(20,026)	709	3.5%
Minority interest	642	(233)	875	375.5%
Net loss	$(18,675)	$(20,259)	$1,584	7.8%
Selected Operating and Other Data:
Total number of facilities (at end of period)	548	453	95	21.0%
Total units/beds operated(1)	51,616	34,346	17,270	50.3%
Owned/leased facilities units/beds	47,421	33,045	14,376	43.5%
Owned/leased facilities occupancy rate:
Period end	90.8%	89.9%	0.9%	1.0%
Weighted average	90.7%	90.0%	0.7%	0.8%
Average monthly revenue per unit/bed(2)	$3,562	$3,098	$464	15.0%

	Three Months Ended June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
Selected Segment Operating and Other Data
Independent Living
Number of facilities (period end)	70	61	9	14.8%
Total units/beds(1)	12,331	11,191	1,140	10.2%
Occupancy rate:
Period end	92.9%	92.4%	0.5%	0.5%
Weighted average	92.7%	92.5%	0.2%	0.2%
Average monthly revenue per unit/bed(2)	$3,256	$3,021	$235	7.8%
Assisted Living
Number of facilities (period end)	409	373	36	9.7%
Total units/beds(1)	21,083	17,687	3,396	19.2%
Occupancy rate:
Period end	89.3%	89.7%	(0.4%)	(0.4%)
Weighted average	89.5%	89.9%	(0.4%)	(0.4%)
Average monthly revenue per unit/bed(2)	$3,481	$3,100	$381	12.3%
Retirement Centers/CCRCs
Number of facilities (period end)	48	12	36	300.0%
Total units/beds(1)	14,007	4,167	9,840	236.1%
Occupancy rate:
Period end	91.2%	82.4%	8.8%	10.7%
Weighted average	90.7%	81.3%	9.4%	11.6%
Average monthly revenue per unit/bed(2)	$3,981	$3,392	$589	17.4%
Management Services
Number of facilities (period end)	21	7	14	200.0%
Total units/beds(1)	4,195	1,301	2,894	222.4%
Occupancy rate:
Period end	90.6%	93.4%	(2.8%)	(3.0%)
Weighted average	90.5%	94.1%	(3.6%)	(3.8%)

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.
(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by occupied units/beds at the end of the period averaged over the respective period presented.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments. Resident fees increased over the prior-year second quarter mainly due to the number of acquisitions that the Company completed during the latter part of 2006 and the first half of 2007 whereby resident fees from these acquisitions are partially or entirely excluded from the prior period results. Including the effect of the historical results of the ARC facilities not included in our results of operations in the second quarter of 2006, same store revenues grew 7.8% over the second quarter of 2006.

Independent living revenue increased $16.5 million, or 17.2%, primarily due to an increase in the average monthly revenue per unit/bed on facilities we operated during both periods. Occupancy on these facilities remained fairly constant period over period. Revenue growth was also impacted by the inclusion of facilities acquired during 2006 and 2007 whereby resident fees from these acquisitions are partially or entirely excluded from the prior period results.

Assisted living revenue increased $50.6 million, or 34.6%, primarily due to the 2006 and 2007 acquisitions. Additionally, resident fees increased as a result of an average monthly revenue per unit/bed increase on facilities we operated during both periods coupled with relatively constant occupancy as compared to the same period in the prior-year.

Retirement Centers/CCRCs revenue increased $121.7 million, or 469.6%, primarily due to the acquisition of ARC in the third quarter of 2006.

Management Fees

The increase in current quarter management fees over same period prior-year is mainly due to the acquisition of management contracts in conjunction with the ARC acquisition in the third quarter of 2006. The increase is partially offset by the termination of four management agreements during 2006.

Facility Operating Expense

Facility operating expense increased over the prior-year same period mainly due to the ARC acquisition as well as other 2006 and 2007 acquisitions. Additionally, there was an approximate $13.1 million increase – primarily due to salaries, wages and benefits – attributable to the 393 facilities we operated during both periods. The increase in expense was partially offset by cost savings from new and renegotiated vendor supply contracts.

Independent living operating expenses increased $9.3 million, or 17.7%, primarily due to the 2006 and 2007 acquisitions. The remaining increase is primarily due to an increase in operating expenses for facilities we operated during both periods, mainly for salaries, wages and benefits.

Assisted living operating expenses increased $37.6 million, or 43.1%, primarily due to increased salaries, wages and benefits resulting from the 2006 acquisitions and additional 2007 acquisitions.

Retirement Centers/CCRC operating expenses increased $77.7 million, or 362.9% primarily due to the 2006 acquisition of ARC.

General and Administrative Expense

General and administrative expenses increased $12.6 million, or 54.6%, primarily as a result of a $4.4 million increase of non-cash compensation expense in connection with restricted stock grants, an increase in salaries, wages and benefits, and an increase in the number of employees in connection with the 2006 acquisition of ARC. Additionally, general and administrative expense was positively impacted during the year by a receivable related to a collateral recovery from an insurance carrier recorded in the second quarter which was largely offset by other quarterly insurance activity. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage, was 4.8% and 5.6% for the three months ended June 30, 2007 and 2006, respectively, calculated as follows ($ in 000’s):

	Three Months Ended June 30,
	2007	2006
Resident fee revenues	$456,622	$267,842
Resident fee revenues under management	38,600	11,439
Total	$495,222	$279,281
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $11.8 and $7.4 million in 2007 and 2006, respectively)	$23,934	$15,681
General and administrative expenses as a percent of total revenues	4.8%	5.6%

Facility Lease Expense

Lease expense increased by $20.6 million, or 44.1%, primarily due to the 2007 and 2006 acquisitions slightly offset for the acquisition of certain facilities which were previously leased. Lease expense includes straight-line rent expense of $6.0 million and $5.2 million for the three months ended June 30, 2007 and 2006, respectively, and is partially offset by $1.1 million of additional deferred gain amortization for both respective time periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $51.5 million, or 166.5%, primarily due to the acquisition of ARC as well as other 2006 and 2007 acquisitions. The increase was partially offset by a decrease in expense for resident in-place lease intangibles which were fully depreciated at the end of 2006.

Interest Income

Interest income increased $0.9 million, or 150.1%, primarily due to our acquisition of ARC in July 2006.

Interest Expense

Interest expense decreased $6.8 million, or 25.8%, primarily due to the change in fair value of our interest rate swaps which was offset by interest expense on additional debt incurred in connection with our acquisitions. The effective portion of the change in fair value of derivatives was excluded from interest expense and was included in other comprehensive loss for the three months ended June 30, 2006. On October 1, 2006, we discontinued hedge accounting prospectively. Changes in fair value of derivatives are now included in interest expense.

Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2007 and 2006 are 39.7% and 1.4%, respectively. The difference between the periods is primarily due to the ability to benefit book losses in the first two quarters of 2007 compared to the same period in 2006 as a result of the deferred tax liabilities generated in connection with the acquisitions of ARC and SALI.

Six Months Ended June 30, 2007 and 2006

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 8, 2007 and the notes to our condensed consolidated financial statements included herein for additional information regarding these acquisitions ($ in 000’s):

	For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Independent Living	$219,307	$186,404	$32,903	17.7%
Assisted Living	390,314	258,097	132,217	51.2%
Retirement Centers/CCRCs	292,339	44,377	247,962	558.8%
Total resident fees	901,960	488,878	413,082	84.5%
Management fees	3,284	1,732	1,552	89.6%

	For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
Total revenue	905,244	490,610	414,634	84.5%
Expense
Facility operating expense
Independent Living	122,308	103,575	18,733	18.1%
Assisted Living	246,454	158,834	87,620	55.2%
Retirement Centers/CCRCs	197,913	35,817	162,096	452.6%
Total facility operating expense	566,675	298,226	268,449	90.0%
General and administrative expense	76,411	44,210	32,201	72.8%
Facility lease expense	135,657	92,357	43,300	46.9%
Depreciation and amortization	155,455	53,246	102,209	192.0%
Total operating expense	934,198	488,039	446,159	91.4%
(Loss) income from operations	(28,954)	2,571	(31,525)	(1,226.2%)
Interest income	3,383	1,677	1,706	101.7%
Interest expense
Debt	(68,530)	(39,234)	(29,296)	(74.7%)
Amortization of deferred financing costs	(3,727)	(2,038)	(1,689)	(82.9%)
Change in fair value of derivatives and amortization	12,838	418	12,420	2,971.3%
Loss on extinguishment of debt	(803)	(1,334)	531	39.8%
Equity in loss of unconsolidated ventures	(2,054)	(637)	(1,417)	(222.4%)
Other non-operating income	238	—	238	100.0%
Loss before income taxes	(87,609)	(38,577)	(49,032)	(127.1%)
Benefit (provision) for income taxes	33,283	(659)	33,942	5,150.5%
Loss before minority interest	(54,326)	(39,236)	(15,090)	(38.5%)
Minority interest	511	(349)	860	246.4%
Net loss	$(53,815)	$(39,585)	$(14,230)	(35.9%)
Selected Operating and Other Data:
Total number of facilities (at end of period)	548	453	95	21.0%
Total units/beds operated(1)	51,616	34,346	17,270	50.3%
Owned/leased facilities units/beds	47,421	33,045	14,376	43.5%
Owned/leased facilities occupancy rate:
Period end	90.8%	89.9%	0.9%	1.0%
Weighted average	90.8%	89.8%	1.0%	1.1%
Average monthly revenue per unit/bed(2)	$3,530	$3,107	$423	13.6%
Selected Segment Operating and Other Data
Independent Living
Number of facilities (period end)	70	61	9	14.8%
Total units/beds(1)	12,331	11,191	1,140	10.2%
Occupancy rate:
Period end	92.9%	92.4%	0.5%	0.5%
Weighted average	92.6%	92.7%	(0.1%)	(0.1%)
Average monthly revenue per unit/bed(2)	$3,215	$2,976	$239	8.0%
Assisted Living
Number of facilities (period end)	409	373	36	9.7%
Total units/beds(1)	21,083	17,687	3,396	19.2%
Occupancy rate:

	For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
Period end	89.3%	89.7%	(0.4%)	(0.4%)
Weighted average	89.5%	89.3%	0.2%	0.2%
Average monthly revenue per unit/bed(2)	$3,446	$3,144	$302	9.6%
Retirement Centers/CCRCs
Number of facilities (period end)	48	12	36	300.0%
Total units/beds(1)	14,007	4,167	9,840	236.1%
Occupancy rate:
Period end	91.2%	82.4%	8.8%	10.7%
Weighted average	91.2%	80.5%	10.7%	13.3%
Average monthly revenue per unit/bed(2)	$3,958	$3,512	$446	12.7%
Management Services
Number of facilities (period end)	21	7	14	200.0%
Total units/beds(1)	4,195	1,301	2,894	222.4%
Occupancy rate:
Period end	90.6%	93.4%	(2.8%)	(3.0%)
Weighted average	90.6%	92.8%	(2.2%)	(2.4%)

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period. Occupancy rate is calculated by dividing total occupied units/beds by total units/beds operated as of the end of the period.
(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by occupied units/beds at the end of the period averaged over the respective period presented.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments. Resident fees increased over the prior-year same period mainly due to the number of acquisitions that the Company completed during the latter part of 2006 and the first half of 2007 whereby resident fees from these acquisitions are partially or entirely excluded from the prior period results. Additionally, resident fees increased approximately $39.2 million at the 367 facilities we operated during both periods, representing a 8.9% increase driven primarily by an increase of 8.2% in the average monthly revenue per unit/bed.

Independent living revenue increased $32.9 million, or 17.7%, primarily due to an increase in the average monthly revenue per unit/bed on facilities we operated during both periods. Occupancy on these facilities remained fairly constant period over period. Revenue growth was also impacted by the inclusion of facilities acquired during 2006 and 2007 whereby resident fees from these acquisitions are partially or entirely excluded from the prior period results.

Assisted living revenue increased $132.2 million, or 51.2%, primarily due to the 2006 and 2007 acquisitions. Additionally, resident fees increased as a result of an average monthly revenue per unit/bed increase coupled with relatively constant occupancy as compared to the same period in the prior-year.

Retirement Centers/CCRCs revenue increased $248.0 million, or 558.8%, primarily due to the acquisition of ARC in the third quarter of 2006.

Management Fees

The increase in current quarter management fees over prior-year same period is mainly due to the acquisition of management contracts in conjunction with the ARC acquisition in the third quarter of 2006. The increase is partially offset by the termination of nine management agreements during 2006.

Facility Operating Expense

Approximately $19.1 million of our increased facility operating expense – primarily due to salaries, wages and benefits – was attributable to the 367 facilities we operated during both periods, partially offset by cost savings from new and renegotiated vendor supply contracts. The remaining increase was primarily due to the inclusion of the operations of 2006 acquisitions and additional 2007 acquisitions.

Independent living operating expenses increased $18.7 million, or 18.1%, primarily due to the 2006 acquisitions and additional 2007 acquisitions. The balance was primarily due to increases in salaries, wages and benefits.

Assisted living operating expenses increased $87.6 million, or 55.2%, primarily due to increased salaries, wages and benefits primarily as a result of the 2006 acquisitions and additional 2007 acquisitions.

Retirement Centers/CCRC operating expenses increased $162.1 million, or 452.6%, primarily due to the 2006 acquisition of ARC.

General and Administrative Expense

General and administrative expenses increased $32.2 million, or 72.8%, primarily as a result of a $12.2 million increase of non-cash compensation expense in connection with restricted stock grants (including $4.1 million of expense related to the accelerated vesting of restricted stock grants in conjunction with modifications of certain awards), an increase in salaries, wages and benefits, and an increase in the number of employees in connection with the 2006 acquisition of ARC. Additionally, general and administrative expense was positively impacted during the year by a receivable related to a collateral recovery from an insurance carrier recorded in the second quarter which was largely offset by other insurance activity. General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage, was 5.2% and 6.0% for the six months ended June 30, 2007 and 2006, respectively, calculated as follows ($ in 000’s):

	Six Months Ended June 30,
	2007	2006
Resident fee revenues	$901,960	$488,878
Resident fee revenues under management	76,201	21,297
Total	$978,161	$510,175
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $25.8 and $13.5 million in 2007 and 2006, respectively)	$50,642	$30,742
General and administrative expenses as a percent of total revenues	5.2%	6.0%

Facility Lease Expense

Lease expense increased by $43.3 million, or 46.9%, primarily due to the ARC acquisition in July 2006 as well as other 2006 and 2007 acquisitions. The increase in expense is partially offset by the purchase of previously leased assets in the fourth quarter of 2006. Lease expense includes straight-line rent expense of $12.4 million and $10.5 million for the six months ended June 30, 2007 and 2006, respectively, and is partially offset by $2.2 million of additional deferred gain amortization for the same respective time periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $102.2 million, or 192.0%, primarily due to the acquisition of ARC as well as other 2006 and 2007 acquisitions. The increase was partially offset by a decrease in expense for resident in-place lease intangibles which were fully depreciated at the end of 2006.

Interest Income

Interest income increased $1.7 million, or 101.7%, primarily due to the acquisition of ARC in July 2006.

Interest Expense

Interest expense increased $18.6 million, or 45.4%, primarily due to additional debt incurred in connection with our acquisitions which was partially offset by the change in fair value of our interest rate swaps for the six months ended June 30, 2007. The effective portion of the change in fair value of derivatives was excluded from interest expense and was included in other comprehensive loss for the six months ended June 30, 2006. On October 1, 2006, we discontinued hedge accounting prospectively. Changes in fair value of derivatives are now included in interest expense.

Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 are 38.0% and 1.7%, respectively. The difference between the periods is primarily due to the ability to benefit book losses in the first two quarters of 2007 compared to the same period in 2006 as a result of the deferred tax liabilities generated in connection with the acquisitions of ARC and SALI.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

To date, we have financed our operations primarily with cash generated from operations and both short- and long-term borrowings. We financed our acquisitions with long-term borrowings, draws on our credit facility and proceeds from our equity offerings. The following is a summary of cash flow information for the six months ended June 30, 2007 and 2006 ($ in 000’s):

	Six Months Ended June 30,
	2007	2006
Cash provided by operating activities	$84,910	$23,239
Cash used in investing activities	(239,062)	(526,732)
Cash provided by financing activities	167,347	456,209
Net increase (decrease) in cash and cash equivalents	13,195	(47,284)
Cash and cash equivalents at beginning of period	68,034	77,682
Cash and cash equivalents at end of period	$81,229	$30,398

We had $81.2 million of cash and cash equivalents at June 30, 2007, excluding cash and investments-restricted and lease security deposits of $116.6 million. Additionally, we had $32.7 million available under our credit facility and $9.3 million of unused capacity under our letter of credit facility.

The increase in cash provided by operating activities was primarily due to the acquisition of ARC in July 2006 and other 2006 and 2007 acquisitions as well as strength of the performance of the facilities we operated during both six month periods.

The decrease in cash used in investing activities was primarily due to the size of prior year acquisitions funded as compared to the current year. This decrease was partially offset by an increase in additions to property, plant, equipment and leasehold intangibles at our existing facilities and those under development in conjunction with the Company’s current year focus on its expansion of its existing facilities as well as an increase in restricted cash in the current year based on timing of escrow deposits and the substitution of letters of credit for cash previously securing our obligations in the prior year.

The decrease in cash provided by financing activities was primarily due to an increase in repayments under the Company’s line of credit and borrowings, an increase in the payment of dividends and a decrease in debt proceeds during the year. Additionally, during the current quarter, the Company bought out a capital lease obligation in conjunction with the acquisition of the Freedom Square Portfolio real property.

We believe that cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

At June 30, 2007, we had $1,886.4 million of debt outstanding, including capital lease obligations, excluding our line of credit, at a weighted-average interest rate of 6.94%, of which $17.3 million was due in the next 12 months.

At June 30, 2007, we had $208.9 million of negative working capital, which includes the classification of $194.7 million of refundable entrance fees and $29.5 million in tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $6.6 million of cash for the six months ended June 30, 2007.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from, working capital, general and administrative costs, debt service and lease payments, acquisition costs, employee compensation and related benefits, capital improvements and dividend payments. In the past, we have met our cash requirements for operations using cash flows from operating revenues, the receipt of resident fees and the receipt of management fees from third-party managed facilities. In addition to using cash flows from operating revenues, we use available funds from our indebtedness and long-term leasing of our facilities to meet our cash obligations. The primary use of our cash is for operating costs, which includes debt service and lease payments and capital expenditures. We currently estimate that our existing cash flows from operations, together with existing working capital and the proceeds of our credit facility will be sufficient to fund our short-term liquidity needs. For the year ending December 31, 2007, in addition to normal recurring capital expenditures and expenditures in connection with our expansion and development program, we expect to spend approximately $75.0 million for major capital projects and renovations at our existing and recently acquired facilities (including projects related to the implementation of our ancillary services program). We presently estimate that we will also spend approximately $25.0 million during the year ending December 31, 2007 for corporate branding, integration of corporate functions and enhancement of our infrastructure operations. The source of these funds is expected to be cash on hand and cash generated from operations and financings. We anticipate funding our expansion and development program through debt and lease financing. There can be no assurance that financing or refinancing will be available to us or available on acceptable terms.

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

In July 2007, the Company entered into a series of forward starting interest rate swaps in the aggregate notional amount of $553.1 million in anticipation of planned future financing transactions as well as the replacement of certain existing hedges that will be expiring.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our ability to acquire new facilities, general economic conditions and the cost of capital.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the ‘‘Contractual Commitments’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Material changes in these commitments resulting from debt incurred during the six months ended June 30, 2007 are as follows ($ in 000’s):

	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations	$311,875	$12,103	$14,280	$14,257	$14,257	$14,257	$242,721

There have been no other material changes in our contractual commitments during the six months ended June 30, 2007.

Off-Balance Sheet Arrangements

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered variable interest entities we do not possess a controlling financial interest. We do not believe these off-balance sheet arrangements have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	straight-line rent expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees; and

•	non-cash compensation expense;

and including:

•	entrance fee receipts and refunds.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2007 and 2006 ($ in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (1)	2006(1)	2007(1)	2006(1)
Net loss	$(18,675)	$(20,259)	$(53,815)	$(39,585)
Minority interest	(642)	233	(511)	349
(Benefit) provision for income taxes	(12,715)	273	(33,283)	659
Equity in loss of unconsolidated ventures	601	469	2,054	637
Loss on extinguishment of debt	803	—	803	1,334
Other non-operating income	(238)	—	(238)	—
Interest expense:
Debt	27,953	18,963	53,192	30,493
Capitalized lease obligation	7,125	6,581	15,338	8,741
Amortization of deferred financing costs	2,109	1,335	3,727	2,038
Change in fair value of derivatives and amortization	(17,619)	(519)	(12,838)	(418)
Interest income	(1,563)	(625)	(3,383)	(1,677)
(Loss) income from operations	(12,861)	6,451	(28,954)	2,571
Depreciation and amortization	82,471	30,947	155,455	53,246
Straight-line lease expense	6,028	5,239	12,364	10,498
Amortization of deferred gain	(1,085)	(1,086)	(2,170)	(2,173)
Amortization of entrance fees	(4,641)	(62)	(8,900)	(145)
Non-cash compensation expense	8,192	3,755	19,012	6,773
Entrance fee receipts(2)	8,790	1,300	16,964	3,369
Entrance fee disbursements	(4,089)	(308)	(10,404)	(1,011)
Adjusted EBITDA	$82,805	$46,236	$153,367	$73,128

(1)	The calculation of Adjusted EBITDA includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $3.9 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively and $7.0 million and $6.7 million for the six months ended June 30, 2007, respectively.
(2)	Includes the receipt of refundable and nonrefundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the three and six months ended June 30, 2007 and 2006 ($ in 000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007(1)	2006(1)	2007(1)	2006(1)
Net cash provided by operating activities	$56,082	$11,120	$84,910	$23,239
Changes in operating assets and liabilities	(6,797)	9,097	5,342	9,928
Refundable entrance fees received(2)	4,064	1,135	8,322	2,756
Entrance fee refunds disbursed	(4,089)	(308)	(10,404)	(1,011)
Recurring capital expenditures, net	(7,049)	(5,299)	(13,274)	(7,360)
Reimbursement of operating expenses and other	812	1,350	1,942	2,850
Cash From Facility Operations	$43,023	$17,095	$76,838	$30,402

(1)	The calculation of Cash From Facility Operations includes merger, integration and certain other non-recurring expenses, as well as acquisition transition costs, totaling $3.9 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively and $7.0 million and $6.7 million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Total entrance fee receipts for the three months ended June 30, 2007 and 2006 were $8.8 million and $1.3 million, respectively, including $4.7 million and $0.2 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities. Total entrance fee receipts for the six months ended June 30, 2007 and 2006 were $17.0 million and $3.4 million, respectively, including $8.6 million and $0.6 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	facility lease expense;

•	general and administrative expense, including non-cash stock compensation expense;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages. The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP). For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4% to 5% of operating revenue) and an annual capital reserve (generally $250 to $450 per unit/bed). An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2007 and 2006 ($ in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(18,675)	$(20,259)	$(53,815)	$(39,585)
(Benefit) provision for income taxes	(12,715)	273	(33,283)	659
Minority interest	(642)	233	(511)	349
Equity in loss of unconsolidated ventures	601	469	2,054	637
Loss on extinguishment of debt	803	—	803	1,334
Other non-operating income	(238)	—	(238)	—
Interest expense:
Debt	27,953	18,963	53,192	30,493
Capitalized lease obligation	7,125	6,581	15,338	8,741
Amortization of deferred financing costs	2,109	1,335	3,727	2,038
Change in fair value of derivatives and amortization	(17,619)	(519)	(12,838)	(418)
Interest income	(1,563)	(625)	(3,383)	(1,677)
(Loss) income from operations	(12,861)	6,451	(28,954)	2,571
Depreciation and amortization	82,471	30,947	155,455	53,246
Facility lease expense	67,176	46,623	135,657	92,357
General and administrative (including non-cash stock compensation expense)	35,758	23,125	76,411	44,210
Amortization of entrance fees	(4,641)	(62)	(8,900)	(145)
Management fees	(1,788)	(585)	(3,284)	(1,732)
Facility Operating Income	$166,115	$106,499	$326,385	$190,507

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2007, we had approximately $293.4 million of long-term fixed rate debt, $1,279.0 million of long-term variable-rate debt, and $314.1 million of capital lease obligations. As of June 30, 2007, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.94%.

We do not expect changes in interest rates to have a material effect on earnings or cash flows since approximately 96% of our debt, excluding credit facilities, and lease payments either have fixed rates or variable rates that are subject to swap or interest rate cap agreements with major financial institutions to manage our risk. As of June 30, 2007, a 100 basis point change in short-term interest rates would affect our operating cash flow no more than $1.8 million per annum.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer each concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2007 by or on behalf of the Company or any ‘‘affiliated purchaser,’’ as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/07 – 04/30/07	—	$—	—	—
05/01/07 – 05/31/07	—	—	—	—
06/01/07 – 06/30/07	997	46.69	—	—
Total	997	46.69	—	—

(1)	Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)    We held our annual meeting of stockholders on June 5, 2007.

(b)    William B. Doniger, Jackie M. Clegg and Jeffrey G. Edwards were reelected as Class II directors at the annual meeting, to hold office for a term of three years and until their respective successors are duly elected and qualified. The terms of office of the following directors continued after the annual meeting: Wesley R. Edens, Frank M. Bumstead, Jeffrey R. Leeds, and Dr. Samuel Waxman.

(c)    The following votes were taken in connection with the election of directors at the annual meeting:

Director Nominees	Votes For	Withhold Authority
William B. Doniger	98,773,515	8,418
Jackie M. Clegg	98,320,345	461,588
Jeffrey G. Edwards	98,773,358	8,575

The proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2007 fiscal year was approved. The following votes were taken in connection with the proposal:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent registered public accounting firm for fiscal 2007	98,104,125	503,823	173,985	—

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
4.3	Amendment No. 1 to Stockholders Agreement, dated as of July 26, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
10.1	Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 12, 2007.
10.2	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Three Year Time-Vesting; No Dividends).
10.3	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Five Year Time-Vesting; With Dividends).
10.4	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Four Year Performance/Time-Vesting; With Dividends).
10.5	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Four Year Performance/Time-Vesting; No Dividends).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)
By: /s/ Mark W. Ohlendorf
Name: Mark W. Ohlendorf Title: Duly authorized officer and Chief Financial Officer
Date: August 8, 2007
By: /s/ Bryan D. Richardson
Name: Bryan D. Richardson Title: Duly authorized officer and Chief Accounting Officer
Date: August 8, 2007