Form 10-Q
period 2007-09-30
Brookdale Senior Living Inc.
filed 2007-11-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 North Wabash Avenue, Suite 1400, Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)

(312) 977-3700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 5, 2007, 101,615,992 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2007	December 31, 2006
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$63,059	$68,034
Cash and investments — restricted	93,337	61,116
Accounts receivable, net	66,906	58,987
Deferred tax asset	33,022	40,019
Prepaid expenses and other current assets, net	38,587	42,076
Total current assets	294,911	270,232
Property, plant, equipment and leasehold intangibles, net	3,749,843	3,658,788
Cash and investments — restricted	40,005	22,083
Goodwill	335,729	324,750
Other intangible assets, net	265,972	292,448
Other assets, net	159,293	174,154
Total assets	$4,845,753	$4,742,455

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$25,933	$20,869
Trade accounts payable	14,006	15,860
Accrued expenses	166,017	155,577
Refundable entrance fees	200,624	198,613
Tenant security deposits	30,897	24,342
Deferred revenue and entrance fee revenue	43,521	47,056
Dividends payable	51,838	46,588
Total current liabilities	532,836	508,905
Long-term debt, less current portion	1,978,484	1,690,570
Line of credit	231,000	163,500
Deferred entrance fee revenue	73,733	70,479
Deferred tax liability	316,928	399,134
Deferred liabilities	114,189	98,673
Other liabilities	68,594	42,581
Total liabilities	3,315,764	2,973,842
Minority interests	3,624	4,601
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at September 30, 2007 and December 31, 2006; 105,004,139 shares and 104,542,648 shares issued and outstanding (including 3,401,808 and 3,282,000 unvested restricted shares), respectively	1,050	1,045
Additional paid-in-capital	1,810,460	1,934,571
Accumulated deficit	(283,455)	(170,713)
Accumulated other comprehensive loss	(1,690)	(891)
Total stockholders’ equity	1,526,365	1,764,012
Total liabilities and stockholders’ equity	$4,845,753	$4,742,455

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Resident fees	$463,101	$385,617	$1,365,061	$874,495
Management fees	1,493	1,426	4,777	3,158
Total revenue	464,594	387,043	1,369,838	877,653

Expense
Facility operating expense (excluding depreciation and amortization of $60,518, $56,866, $187,959 and $109,888, respectively)	294,997	245,192	861,672	543,418
General and administrative expense (including non-cash stock-based compensation expense of $7,138, $5,852, $26,150 and $12,625, respectively)	34,733	29,248	111,144	73,458
Facility lease expense	67,708	63,623	203,365	155,980
Depreciation and amortization	79,235	60,883	234,690	114,129
Total operating expense	476,673	398,946	1,410,871	886,985
Loss from operations	(12,079)	(11,903)	(41,033)	(9,332)

Interest income	1,695	2,032	5,077	3,709
Interest expense
Debt	(38,472)	(29,287)	(107,002)	(68,521)
Amortization of deferred financing costs	(1,151)	(1,141)	(4,878)	(3,179)
Change in fair value of derivatives and amortization	(43,731)	(1,840)	(30,893)	(1,422)
Loss on extinguishment of debt	—	(1,414)	(803)	(2,748)
Equity in loss of unconsolidated ventures	(309)	(1,649)	(2,362)	(2,286)
Other non-operating income	—	—	238	—
Loss before income taxes	(94,047)	(45,202)	(181,656)	(83,779)
Benefit for income taxes	35,125	14,146	68,408	13,487
Loss before minority interest	(58,922)	(31,056)	(113,248)	(70,292)
Minority interest	(5)	(89)	506	(438)
Net loss	$(58,927)	$(31,145)	$(112,742)	$(70,730)

Basic and diluted loss per share	$(0.58)	$(0.34)	$(1.11)	$(0.96)

Weighted average shares used in computing basic and diluted loss per share	101,564	91,640	101,463	73,999

Dividends declared per share	$0.50	$0.40	$1.45	$1.10

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(112,742)	$(70,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash portion of loss on extinguishment of debt	—	2,748
Depreciation and amortization	239,568	117,308
Minority interest	(506)	438
(Gain) loss on sale of assets	(457)	123
Equity in loss of unconsolidated ventures	2,362	2,286
Change in future service obligations	1,320	—
Distributions from unconsolidated ventures from cumulative share of net earnings	1,429	—
Amortization of deferred gain	(3,255)	(3,259)
Amortization of entrance fees	(14,222)	(3,398)
Proceeds from deferred entrance fee revenue	14,315	4,329
Deferred income tax benefit	(68,715)	(14,457)
Change in deferred lease liability	18,815	16,622
Change in fair value of derivatives and amortization	30,893	1,422
Stock-based compensation	26,150	12,625
Changes in operating assets and liabilities:
Accounts receivable, net	(5,607)	(24,131)
Prepaid expenses and other assets, net	(1,133)	1,419
Accounts payable and accrued expenses	8,368	18,665
Tenant refundable fees and security deposits	5,404	2,709
Other	(3,578)	(11,042)
Net cash provided by operating activities	138,409	53,677

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	1,806	1,433
(Increase) decrease in cash and investments — restricted	(53,393)	18,278
Additions to property, plant, equipment and leasehold intangibles, net of related payables	(113,557)	(39,580)
Acquisition of assets, net of related payables and cash received	(167,621)	(1,799,115)
Issuance of notes receivable, net	(13,714)	(2,331)
Investment in unconsolidated ventures	(1,617)	(637)
Distributions received from unconsolidated ventures	1,819	1,355
Net cash used in investing activities	(346,277)	(1,820,597)

Cash Flows from Financing Activities
Proceeds from debt	395,276	739,221
Repayment of debt and capital lease obligation	(54,246)	(221,616)
Buyout of capital lease obligation	(51,114)	—
Proceeds from line of credit	451,500	215,000
Repayment of line of credit	(384,000)	(215,000)
Payment of dividends	(144,990)	(62,881)
Payment of financing costs, net of related payables	(10,248)	(19,014)
Other	(815)	—
Refundable entrance fees:
Proceeds from refundable entrance fees	17,018	6,900
Refunds of entrance fees	(15,488)	(4,540)
Proceeds from issuance of common stock, net	—	1,353,863
Costs incurred related to follow-on equity offering	—	(2,435)
Net cash provided by financing activities	202,893	1,789,498
Net (decrease) increase in cash and cash equivalents	(4,975)	22,578
Cash and cash equivalents at beginning of period	68,034	77,682
Cash and cash equivalents at end of period	$63,059	$100,260

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. (“Brookdale” or the “Company”) is a leading owner and operator of senior living facilities throughout the United States.  The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  Currently, the Company owns and operates independent living, assisted living and dementia-care facilities and continuing care retirement centers.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2007, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

Purchase Accounting

In determining the allocation of the purchase price of companies and facilities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The Company allocates the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.  The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

Current assets and current liabilities assumed are valued at carryover basis which approximates fair value.

Property, plant and equipment are valued utilizing discounted cash flow projections that assume certain future revenue and costs, and considers capitalization and discount rates using current market conditions.

The Company allocates a portion of the purchase price to the value of resident leases acquired based on the difference between the facilities valued with existing in-place leases adjusted to market rental rates and the facilities valued with current leases in place based on current contractual terms. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar resident leases. In estimating carrying costs, management includes estimates of lost rentals during the lease-up period and estimated costs to execute similar leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.

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

Capital lease obligations are valued based on the present value of the minimum lease payments applying a discount rate equal to the Company’s estimated incremental borrowing rate at the date of acquisition.

Deferred entrance fee revenue is valued at the estimated cost of providing services to residents over the terms of the current contracts to provide such services. Refundable entrance fees are valued at cost pursuant to the resident lease plus the resident's share of any appreciation of the facility unit at the date of acquisition, if applicable.

A deferred tax liability is recognized at statutory rates for the difference between the book and tax bases of the acquired assets and liabilities.

The excess of the fair value of liabilities assumed and cash paid over the fair value of assets acquired is allocated to goodwill.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed facilities under a master insurance program, the Company’s current policies provide for deductibles of $3.0 million for each claim. As a result, the Company is, in effect, self-insured for most claims. In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

During the three months ended June 30, 2007, the Company recorded a $4.2 million receivable related to a collateral recovery from an insurance carrier for amounts owed to Alterra Healthcare Corporation, a wholly-owned subsidiary, pursuant to a pre-bankruptcy insurance policy.  Such amount had not previously been recognized by the Company due to the existence of preconfirmation contingencies which were resolved prior to June 30, 2007.  The receivable was recorded as a $3.8 million reduction of general and administrative expense and $0.4 million of interest income in the condensed consolidated statements of operations.  The receivable was collected in full in July 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 in the current year.  See note 12 for a discussion of the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 and SFAS 159 will materially impact its financial position or results of operations.

Dividends

On September 17, 2007, the Company’s board of directors declared a quarterly cash dividend of $0.50 per share of common stock, or an aggregate of $51.8 million, for the quarter ended September 30, 2007.  The $0.50 per share dividend was paid on October 12, 2007 to holders of record of the Company’s common stock on September 28, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3.  Stock-Based Compensation

Compensation expense in connection with grants of restricted stock of $7.1 million and $5.9 million was recorded for the three months ended September 30, 2007 and 2006, respectively, and $26.2 million and $12.6 million of such expense was recorded for the nine months ended September 30, 2007 and 2006, respectively.  All amounts were net of forfeitures estimated at 5% of the shares granted.

On September 15, 2006, the Company entered into Separation and General Release Agreements with two officers that accelerated the vesting provision of a portion of their restricted stock grants upon satisfying certain conditions. As a result of the modification, the previous compensation expense related to these grants was reversed during the year ended December 31, 2006.  The fair value of the stock at the modification date was expensed over the modified service period. The impact of the adjustment was $4.1 million of additional expense for the nine months ended September 30, 2007.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.  During the current period, the Company reversed approximately $1.4 million of previously recognized compensation expense related to performance-based awards granted in 2007.

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows ($ in 000’s except for grants and per share amounts):

	Grants	Value Per Share	Total Value
Three months ended March 31, 2007	53,000	$45.02	$2,399
Three months ended June 30, 2007	544,000	45.02 - 46.06	25,023
Three months ended September 30, 2007	32,000	38.96	1,250

4.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2007 presented on an operating segment basis ($ in 000’s):

	Independent Living	Assisted Living	Retirement Centers/CCRCs	Total
Balance at December 31, 2006	$8,118	$101,921	$214,711	$324,750
Additions	—	—	9,000	9,000
Adjustments	—	862	1,117	1,979
Balance at September 30, 2007	$8,118	$102,783	$224,828	$335,729

The additions to goodwill primarily related to adjusting the allocation of the purchase price for an acquisition which occurred in the third quarter of fiscal 2006.  The remaining additions resulted from an acquisition completed in the first quarter of 2007.  The adjustments primarily related to the adoption of FIN 48 in the first quarter of 2007 and its impact on acquired entities.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at September 30, 2007 and December 31, 2006 ($ in 000’s):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Facility purchase options	$147,682	$(1,844)	$145,838	$147,682	$—	$147,682
Other intangible assets, net	158,041	(37,907)	120,134	158,849	(14,083)	144,766
Total	$305,723	$(39,751)	$265,972	$306,531	$(14,083)	$292,448

Amortization expense related to definite-lived intangible assets for the three and nine months ended September 30, 2007 was $8.9 million and $25.7 million, respectively.

5.  Property, Plant, Equipment and Leasehold Intangibles, Net

Property, plant, equipment and leasehold intangibles, net consist of the following ($ in 000’s):

	September 30, 2007	December 31, 2006
Land	$264,679	$236,945
Buildings and improvements	2,635,889	2,301,841
Furniture and equipment	189,050	137,583
Resident and operating lease intangibles	583,532	577,547
Assets under capital and financing leases	511,924	654,337
	4,185,074	3,908,253
Accumulated depreciation and amortization	(435,231)	(249,465)
Property, plant, equipment and leasehold intangibles, net	$3,749,843	$3,658,788

6.  Acquisitions

Financial results are impacted by the timing, size and number of acquisitions the Company completes in a period. During the nine months ended September 30, 2007, the number of facilities owned or leased by the Company increased by three.  The number of facilities owned or leased was unchanged by the Company’s acquisition of joint venture partner interests, its acquisition of remaining portions of owned facilities and its acquisition of service businesses.   The results of facilities and companies acquired are included in the condensed consolidated financial statements from the effective date of the acquisition.

Seller	Closing Date	Purchase Price, Excluding Fees, Expenses and Assumption of Debt ($ in millions)	Segment
McClaren Medical Management, Inc. and FP Flint, LLC	January 24, 2007	$3.9	Assisted Living
American Senior Living of Jacksonville-SNF, LLC	February 1, 2007	6.8	Retirement Centers/CCRCs
1st Choice Home Health, Inc.	February 15, 2007	3.0	Retirement Centers/CCRCs, Assisted Living and Independent Living
Health Care Property Investors, Inc.	February 28, 2007	9.5	Assisted Living
Chancellor Health Care of California L.L.C.	April 1, 2007	10.8	Independent Living
Seminole Nursing Pavilion and Seminole Properties	April 4, 2007	51.1	Retirement Centers/CCRCs
Cleveland Retirement Properties, LLC and Countryside ALF, LLC	April 18, 2007	102.0	Retirement Centers/CCRCs
Paradise Retirement Center, L.P.	May 31, 2007	15.3	Independent Living
Darby Square Property, Ltd and Darby Square Services, LLC	July 1, 2007	7.5	Retirement Centers/CCRCs
Health Care REIT, Inc.	August 31, 2007	9.8	Assisted Living
Total		$219.7

On January 24, 2007, the Company acquired the interests held by its joint venture partners in a facility located in Flint, Michigan for approximately $3.9 million.  This facility is referred to as the “Flint Facility”.  In connection with the acquisition, the Company obtained $12.6 million of first mortgage financing bearing interest at LIBOR plus 1.15% payable interest only through February 1, 2012 and also entered into interest rate swaps to convert the loan from floating to fixed (note 7).

On February 1, 2007, the Company acquired the skilled nursing portion of a CCRC facility located in Jacksonville, Florida for approximately $6.8 million.  The assisted living and independent living portions of the facility were acquired in 2006 by the Company.  This facility is referred to as the “Atrium SNF”.  In connection with the acquisition, the Company assumed a first mortgage note secured by the property in the amount of $3.7 million.  The note bears interest at 6.10% with principal and interest payable until maturity on September 1, 2039.

On February 15, 2007, the Company acquired certain home health care assets for approximately $3.0 million.  The purchase price was assigned entirely to goodwill. These operations are referred to as the “Home Health Acquisition”.

On February 28, 2007, the Company acquired a previously leased facility in Richmond Heights, Ohio for approximately $9.5 million.  This facility is referred to as the “Richmond Heights Facility”.

Effective as of April 1, 2007, the Company acquired the leasehold interests of three assisted living facilities located in California for approximately $10.8 million.  These facilities are referred to as the “Chancellor Portfolio”.

On April 4, 2007, the Company purchased the real property underlying an entrance fee continuing care retirement community located in Tampa, Florida for an aggregate purchase price of approximately $51.1 million.  The community consists of independent living retirement apartments, a skilled nursing facility and an assisted living facility.  We previously managed this community pursuant to a cash-flow management agreement and accounted for this community as a capital lease.  These facilities are referred to as the “Freedom Square Portfolio”.

On April 18, 2007, the Company acquired two facilities located in Ohio and North Carolina for approximately $102.0 million.  The facilities were previously operated by the Company under long term operating lease agreements.  These facilities are referred to as the “Saunders Portfolio”.

On May 31, 2007, the Company acquired a facility in Phoenix, Arizona in which we held partnership interests for approximately $15.3 million.  This facility is referred to as “Grand Court Phoenix”.

On July 1, 2007, the Company acquired the skilled nursing portion of a CCRC facility located in Lexington, Kentucky for approximately $7.5 million.  The assisted living and independent living portions of the facility are operated pursuant to an operating lease previously entered into by the Company.  This facility is referred to as the “Darby Facility”.

On August 31, 2007, the Company acquired three facilities located in South Carolina and Oklahoma for approximately $9.8 million.  The facilities were previously operated by the Company under long term operating lease agreements.  These facilities are referred to as the “HCN Portfolio”.

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the associated assets and liabilities based on their estimated fair values.  The Company has made preliminary purchase price allocations for these transactions resulting in approximately $3.4 million of goodwill being recorded in the Retirement Centers/CCRCs segment and anticipates finalizing the purchase price allocations within one year of each respective acquisition date.

7.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following ($ in 000’s):

	September 30, 2007	December 31, 2006
Mortgage notes payable due 2008 through 2039; weighted average interest rate of 6.85% in 2007 (weighted average interest rate of 6.98% in 2006)	$709,810	$490,997
Mortgages payable due 2009 through 2038; weighted average interest rate of 7.12% in 2007 (weighted average interest rate of 6.57% in 2006)	74,555	74,571

$150,000 Series A notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $3.0 million letter of credit	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.64% and 5.37% in 2007 and 2006, respectively, payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the FIT REN portfolio(1)	212,407	171,000
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25% effective May 1, 2006 (3.0% prior to that date), payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio(1)	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 5.04% and 4.91% in 2007 and 2006, respectively), due 2032, payable interest only until maturity, secured by the Chambrel portfolio(1)	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 9.18% in 2007 (weighted average interest rate of 8.91% in 2006)	302,318	371,346
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012; the note is secured by 16 of the Company’s facilities and an $11.5 million guaranty by the Company	333,500	225,000
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Mortgages payable due 2010; interest rate of 7.20%, secured by the limited partnerships consolidated pursuant to EITF 04-5 (weighted average interest rate of 6.81% in 2006)	2,491	9,189
Total debt	2,004,417	1,711,439
Less current portion of long-term debt	25,933	20,869
Total long-term debt	$1,978,484	$1,690,570

________
(1)	See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the referenced portfolios.

As of September 30, 2007, the Company had an available secured line of credit of $320.0 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million.  The line of credit bears interest at the base rate plus 0.50% or LIBOR plus 1.50%, at the Company’s election.  The Company must also pay a fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facilities.  In connection with entering into the credit facility agreement, the Company paid a commitment fee of 0.50% and is subject to a non-use fee of 0.25% on all unutilized amounts.  On October 10, 2007, the Company amended the credit facility agreement to, among other things, revise certain financial covenants and to address certain administrative matters.  The amended agreement matures on November 15, 2008 subject to extension at the Company’s option for two three-month extension periods and payment of a 0.1875% commitment fee with respect to each extension.  As of September 30, 2007, $231.0 million was drawn on the revolving loan facility and $110.0 million of letters of credit had been issued under the agreements.  The agreements are secured by a pledge of the Company’s tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.  As discussed in note 14, subsequent to September 30, 2007, the Company completed a $140.0 million financing and repaid $49.0 million of existing debt.  Net proceeds from the transaction were used to reduce amounts drawn on the revolving credit facility.  In addition, subsequent to September 30, 2007, the Company obtained $80.3 million of first mortgage financing bearing interest at 6.32%.  Approximately $53.6 million of the proceeds were disbursed at closing, with the remaining $26.7 million to be disbursed in connection with the construction of two new skilled nursing facilities and the renovation of an existing skilled nursing facility.  The net proceeds disbursed at closing were used to pay down amounts drawn against the Company’s revolving credit facility (note 14).

On January 16, 2007 and January 24, 2007, the Company financed a previous acquisition and the Flint Facility with $130.0 million of first mortgage financing bearing interest at LIBOR plus 1.15% payable interest only through February 1, 2012.  The Company also entered into interest rate swaps to convert the loan from floating to fixed.  The loan is secured by 27 previously acquired facilities and the Flint Facility and is partially secured by a $7.4 million letter of credit that will be released upon achievement of certain debt service coverage ratios.

On April 18, 2007, the Company financed a previously acquired facility as well as the Saunders Portfolio with $108.5 million of first mortgage financing bearing interest at LIBOR plus 0.70% payable interest only through August 1, 2012.  The Company has entered into interest rate swaps to convert the loan from floating to fixed.

The financings entered into on January 16, 2007, January 24, 2007 and April 18, 2007 are all part of the same master loan agreement whereby the amounts are secured by all properties under the master agreement.

On July 27, 2007, the Company financed one of its facilities with $30.0 million of first mortgage financing.  The note payable bears interest at 5.65% payable interest only through August 5, 2012 and is secured by the underlying property.  In conjunction with the refinancing, the Company repaid $16.1 million of existing debt.

On August 15, 2007, the Company financed the Freedom Square Portfolio with a $70.0 million note payable.  The note bears interest at 5.77% payable interest only through September 5, 2012 and is secured by the underlying property.

On September 25, 2007, the Company entered into a $41.4 million note payable.  The note bears interest at 6.69% payable interest only through July 2010, matures in July 2012 and is secured by six facilities.

In the normal course of business, the Company uses a variety of financial instruments to manage or hedge interest rate risk. The Company entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to the Company’s hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparty was $26.1 million and $41.0 million as of September 30, 2007 and October 31, 2007, respectively.

The Company does not enter into derivative contracts for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.  Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a certain credit rating.

The following table summarizes the Company’s swap instruments at September 30, 2007 ($ in 000’s):

Current notional balance	$1,729,120
Highest possible notional	$1,729,120
Lowest interest rate	3.62%
Highest interest rate	5.51%
Average fixed rate	5.05%
Earliest maturity date	2008
Latest maturity date	2014
Weighted average original maturity	5.6 years
Estimated asset fair value (included in other assets, net at September 30, 2007)	$973
Estimated liability fair value (included in other liabilities at September 30, 2007)	$(31,172)

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

On October 1, 2006, the Company elected to discontinue hedge accounting prospectively for the previously designated swap instruments. Consequently, the net gains and losses accumulated in other comprehensive income at that date of $1.3 million related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt payments. In the future, if the underlying hedged debt is extinguished or refinanced, the remaining unamortized gain or loss in accumulated other comprehensive income will be recognized in the statements of operations. Although hedge accounting was discontinued on October 1, 2006, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet and the change in fair value beginning October 1, 2006 has been included in the statements of operations.

In April 2007, the Company entered into two separate treasury rate locks for notional amounts of $70.0 million and $50.0 million in anticipation of the Company’s planned future issuance of $120.0 million of fixed-rate debt.  Both rate locks expired in May 2007 and resulted in a cash receipt to the Company of approximately $0.4 million which has been included in the results from operations.

In July 2007, the Company entered into a series of forward starting interest rate swaps in the aggregate notional amount of $553.1 million in anticipation of planned future financing transactions as well as the replacement of certain existing hedges that will be expiring.  The swaps are being carried at fair value in the consolidated balance sheet and the change in fair value is included in the statements of operations.

8.  Legal Proceedings

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLC”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group (“Fortress”), an affiliate of the Company’s largest stockholder, and R. Stanley Young, the Company’s former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and the Company’s former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to

Ventas; (iv) that certain defendants, including GFB-AS and the Company’s former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and the Company’s former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, the Company filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plans to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, the Company filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. The Company also intends to vigorously defend this Second Action. Because these actions are in an early stage, the Company cannot estimate the possible range of loss, if any.

In addition, the Company has been and is currently involved in other litigation and claims incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, the Company maintains insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards.  Because the Company’s current policies provide for deductibles of $3.0 million for each claim, the Company is, in effect, self-insured for most claims.

9.  Supplemental Disclosure of Cash Flow Information ($ in 000’s)

	Nine Months Ended September 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$105,759	$64,968
Income taxes paid	$637	$335
Write-off of deferred costs	$—	$5,001

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Consolidation of limited partnerships pursuant to EITF 04-5 on January 1, 2006:
Property, plant, equipment and leasehold intangibles, net	$—	$31,645
Accounts receivable and other	—	1,410
Cash and investments-restricted	—	1,204
Accrued expenses and other	—	(2,245)
Tenant refundable fees and security deposits	—	(177)
Debt	—	(19,723)
Minority interest	—	(12,114)
Net	$—	$—
De-consolidation of leased development property:
Property, plant, equipment and leasehold intangibles, net	$(2,978)	$—
Debt	2,978	—
Net	$—	$—
Acquisition of assets, net of related payables and cash received, net:
Cash and investments-restricted	$387	$50,059
Accounts receivable	64	25,302
Property, plant, equipment and leasehold intangibles, net	173,609	2,362,413
Investment in unconsolidated ventures	(1,342)	—
Goodwill	3,395	272,422
Other intangible assets, net	(668)	306,531
Trade accounts payable, accrued expenses and other	(1,458)	—
Debt obligations	(5,273)	(291,264)
Capital and financing lease obligations	—	(308,855)
Deferred tax liability	—	(420,925)
Minority interest	650	—
Other, net	(1,743)	(196,568)
Acquisition of assets, net of related payables and cash received	$167,621	$1,799,115

10.  Facility Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows ($ in 000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash basis payment	$62,342	$58,585	$187,805	$142,617
Straight-line expense	6,451	6,124	18,815	16,622
Amortization of deferred gain	(1,085)	(1,086)	(3,255)	(3,259)
Facility lease expense	$67,708	$63,623	$203,365	$155,980

11.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented ($ in 000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(58,927)	$(31,145)	$(112,742)	$(70,730)
Unrealized gain on derivatives	—	(13,261)	—	(4,070)
Reclassification of net gains on derivatives into earnings	(393)	—	(1,179)	—
Amortization of payments from settlement of forward interest swaps	94	94	282	282
Other	(134)	—	98	—
Total comprehensive loss	$(59,360)	$(44,312)	$(113,541)	$(74,518)

12.  Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2007 and 2006 was 37.3% and 31.3%, respectively, and for the nine months ended September 30, 2007 and 2006 was 37.7% and 16.1%, respectively.  The difference between the periods is primarily due to the ability to tax benefit book losses in the first two quarters of 2007 compared to the same period in 2006.  In the third quarter of 2007, the Company adjusted its deferred tax assets as of December 31, 2006, based on the actual tax returns filed.  As a result of filing the returns, the Company has increased its net operating losses by $23.0 million.  Approximately $8.0 million of the increase is related to pre-merger activity and is recorded against goodwill, the remaining $15.0 million is primarily due to additional tax depreciation deducted and is offset in other deferred tax liabilities, and therefore no additional impact on tax expense was recorded in the period.  The Company’s adjusted federal net operating loss at December 31, 2006 was $201.5 million, which is available to offset future taxable income through 2025.  The Company continues to recognize this tax asset on its balance sheet as it is more likely than not to utilize this loss prior to any expiration.  Also as part of filing the returns, the Company adjusted its pre-merger state tax losses and related valuation allowances, impacting goodwill.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 resulted in a transition adjustment to goodwill of $1.6 million, comprised of $1.4 million in taxes and $0.2 million in interest and penalties.  The adoption impacted goodwill versus retained earnings as the original benefit recorded on these positions was recorded to goodwill in previous purchase accounting transactions.  Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements.  Tax returns for all wholly owned subsidiaries for the years 2002 through 2006 are subject to future examination by tax authorities.  In addition, for one wholly owned subsidiary, Alterra Healthcare Corporation, tax returns are open from 1999 through 2001 to the extent of the net operating losses generated during those periods.  The Company has reviewed its FIN 48 position as of September 30, 2007 and has adjusted its reserve for additional interest and some minor changes to its uncertain positions, based on the current returns filed.

13.  Segment Results

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined that it has four reportable segments based on the way that its chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.  The four segments are independent living; assisted living; retirement centers/CCRCs; and management services.

▪
Independent Living.   The Company’s independent living facilities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service. The majority of the Company’s independent living facilities consist of both independent living and assisted living units in a single facility, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services.

▪
Assisted Living.   The Company’s assisted living facilities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company’s assisted living facilities include both freestanding, multi-story facilities and freestanding, single-story facilities. The Company also operates memory care facilities, which are freestanding assisted living facilities specially designed for residents with Alzheimer's disease and other dementias.

▪
Retirement Centers/CCRCs.   The Company’s retirement centers/CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company’s retirement centers/CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer's units.

▪
Management Services.   The Company’s management services segment includes facilities owned by others and operated by the Company pursuant to management agreements. Under the Company’s management agreements for these facilities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses the Company incurs on behalf of the owners.

The following table sets forth certain segment financial and operating data ($ in 000’s)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue(1)
Independent Living	$114,251	$101,816	$333,558	$288,220
Assisted Living	197,975	175,937	588,289	434,034
Retirement Centers/CCRCs	150,875	107,864	443,214	152,241
Management Services	1,493	1,426	4,777	3,158
	$464,594	$387,043	$1,369,838	$877,653
Segment operating income(2)
Independent Living	$48,595	$40,939	$145,594	$123,768
Assisted Living	68,274	65,211	212,134	164,474
Retirement Centers/CCRCs	51,235	34,275	145,661	42,835
Management Services	1,045	998	3,344	2,211
	$169,149	$141,423	$506,733	$333,288
General and administrative (including non-cash stock-based compensation expense)(3)	$34,285	$28,820	$109,711	$72,511
Facility lease expense	67,708	63,623	203,365	155,980
Deprecation and amortization	79,235	60,883	234,690	114,129
Loss from operations	$(12,079)	$(11,903)	$(41,033)	$(9,332)

Total Assets
Independent living			$1,149,070	$1,177,943
Assisted living			1,300,754	1,198,495
Retirement Centers/CCRCs			2,092,058	1,951,078
Corporate and Management Services			303,871	328,140
			$4,845,753	$4,655,656

(1)	All revenue is earned from external third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

14.  Subsequent Events

On October 31, 2007, the Company obtained $140.0 million of first mortgage financing bearing interest at 5.84%.  The debt matures on November 1, 2014, subject to extension at the Company’s option.  The loan is secured by 21 of the Company's facilities.  In conjunction with the financing, the Company repaid $49.0 million of existing debt.  The net proceeds from the transaction were used to pay down amounts drawn against the Company’s revolving credit facility (note 7).

On November 5, 2007, the Company obtained $80.3 million of first mortgage financing bearing interest at 6.32%.  Approximately $53.6 million of the proceeds were disbursed at closing, with the remaining $26.7 million to be disbursed in connection with the construction of two new skilled nursing facilities and the renovation of an existing skilled nursing facility.  The debt matures on August 5, 2012.  The loan is secured by five of the Company’s existing facilities and the two facilities under construction.  The net proceeds disbursed at closing were used to pay down amounts drawn against the Company’s revolving credit facility (note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our ability to deploy capital, close accretive transactions, anticipate, manage and address industry trends and their effect on our business, grow dividends, generate growth organically or through acquisitions, achieve operating efficiencies and cost savings, expand our offering of ancillary services (therapy and home health) to additional facilities, expand existing facilities, develop new facilities, secure financing and increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein) and add residents and statements relating to our expectations for the performance of our entrance fee communities and our expected levels of expenditures. Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, our ability to integrate the facilities of American Retirement Corporation (“ARC”) or other acquisitions into our operations; our continued ability to acquire facilities at attractive prices which will generate returns consistent with expectations; the possibility that the facilities that we have recently acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of certain transactions will not be satisfied; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; a decrease in the overall demand for senior housing; general economic conditions and economic conditions in the markets in which we operate; downturns in the real estate markets in the regions where our facilities are located; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our residents; interest rate fluctuations; licensing risks (including delays in obtaining regulatory approvals); our failure to comply with federal, state and local laws and regulations; our failure to comply with environmental laws; the effect of future legislation or regulatory changes on our operations; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the third quarter, we continued to focus on implementing the growth strategy outlined in our most recent Annual Report on Form 10-K.  As previously disclosed, we are focusing on increasing our revenues, cash flows and dividends per share through a combination of: (i) organic growth in our existing operations; (ii) expansion of our ancillary service programs (including therapy and home health services); (iii) selected acquisitions of additional operating companies and facilities; and (iv) expansion of our existing facilities. The following is a brief discussion of our progress during the quarter and nine months ended September 30, 2007.

Our revenues for the quarter ended September 30, 2007 increased to $464.6 million, an increase of $77.6 million, or approximately 20.0%, over the third quarter of 2006.  The increase in revenues was primarily a result of a $281 increase in the average revenue per unit/bed over the prior year quarter, as occupancy remained relatively flat across our portfolio.  The number of acquisitions we completed in the fourth quarter of 2006 and the first nine months of 2007 also contributed to our revenue growth in the current period.  Including the effect of the historical results of the ARC facilities only partially included in our results of operations in the prior-year quarter, same store revenues grew 6.3%.

In addition, we declared a dividend of $0.50 per share for the third quarter, an increase of 25.0% over the $0.40 per share dividend declared for the third quarter of 2006.

During the third quarter, we acquired a skilled nursing facility adjacent to one of our facilities and purchased three facilities that were previously leased by us.  Year-to-date, we have completed expansions at five facilities and had eight expansion projects under construction as of September 30, 2007.  As a result of our acquisition and expansion activity, the number of units we operated as of the end of the third quarter increased to 52,082, an increase of 992 units, or 1.9%, over the same prior year quarter.

We also continued to make progress in expanding our ancillary services programs to additional facilities during the third quarter. For the nine months ended September 30, 2007, we have completed the roll-out of our ancillary services program to over 11,000 additional units.  Although the roll-out of ancillary services has been ahead of our original plan, we have faced some regulatory delays in expanding the home health portion of our business.

We have increased our revenues, cash flows and dividends per share during 2007 and have achieved positive same-store results. Nevertheless, our growth initiatives have been negatively impacted by unfavorable conditions in the housing, credit and financial markets.  For example, we believe that the difficult housing market and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our facilities, thus hindering our ability to increase occupancy above the current 91% level.  In addition, we continue to experience volatility in the entrance fee portion of our business.  Although our third quarter net entrance fees sales increased over the previous quarter, they continued to be negatively impacted by softness in the housing markets in certain of the markets in which we operate (primarily certain areas of Florida and Arizona).  The timing of entrance fee sales is subject to a number of different factors and is also inherently subject to variability (positively or negatively) when measured over the short-term.  We continue to expect entrance fee sales to normalize over the longer term.

Consolidated Results of Operations
Three Months Ended September 30, 2007 and 2006

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods.  Refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, filed May 8, 2007 and August 8, 2007, respectively, and the notes to our condensed consolidated financial statements included herein for additional information regarding these acquisitions ($ in 000’s):

	Three Months Ended September 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Independent Living	$114,251	$101,816	$12,435	12.2%
Assisted Living	197,975	175,937	22,038	12.5%
Retirement Centers/CCRCs	150,875	107,864	43,011	39.9%
Total resident fees	463,101	385,617	77,484	20.1%
Management fees	1,493	1,426	67	4.7%
Total revenue	464,594	387,043	77,551	20.0%

Expense
Facility operating expense
Independent Living	65,656	60,877	4,779	7.9%
Assisted Living	129,701	110,726	18,975	17.1%
Retirement Centers/CCRCs	99,640	73,589	26,051	35.4%
Total facility operating expense	294,997	245,192	49,805	20.3%
General and administrative expense	34,733	29,248	5,485	18.8%
Facility lease expense	67,708	63,623	4,085	6.4%
Depreciation and amortization	79,235	60,883	18,352	30.1%
Total operating expense	476,673	398,946	77,727	19.5%
Loss from operations	(12,079)	(11,903)	(176)	(1.5%)
Interest income	1,695	2,032	(337)	(16.6%)
Interest expense
Debt	(38,472)	(29,287)	(9,185)	(31.4%)
Amortization of deferred financing costs	(1,151)	(1,141)	(10)	(0.9%)
Change in fair value of derivatives and amortization	(43,731)	(1,840)	(41,891)	(2,276.7%)
Loss on extinguishment of debt	—	(1,414)	1,414	100.0%
Equity in loss of unconsolidated ventures	(309)	(1,649)	1,340	81.3%
Loss before income taxes	(94,047)	(45,202)	(48,845)	(108.1%)
Benefit for income taxes	35,125	14,146	20,979	148.3%
Loss before minority interest	(58,922)	(31,056)	(27,866)	(89.7%)
Minority interest	(5)	(89)	84	94.4%
Net loss	$(58,927)	$(31,145)	$(27,782)	(89.2%)

Selected Operating and Other Data:
Total number of facilities (at end of period)	550	545	5	0.9%
Total units/beds operated(1)	52,082	51,090	992	1.9%
Owned/leased facilities units/beds	47,553	46,566	987	2.1%
Owned/leased facilities occupancy rate:
Period end	91.0%	91.1%	(0.1%)	(0.1%)
Weighted average	90.8%	91.1%	(0.3%)	(0.3%)
Average monthly revenue per unit/bed(2)	$3,600	$3,319	$281	8.5%

Selected Segment Operating and Other Data:
Independent Living
Number of facilities (period end)	70	65	5	7.7%
Total units/beds(1)	12,331	11,824	507	4.3%
Occupancy rate:
Period end	92.2%	92.8%	(0.6%)	(0.6%)
Weighted average	92.5%	92.7%	(0.2%)	(0.2%)
Average monthly revenue per unit/bed(2)	$3,297	$3,050	$247	8.1%
Assisted Living
Number of facilities (period end)	409	408	1	0.2%
Total units/beds(1)	21,086	20,974	112	0.5%
Occupancy rate:
Period end	90.1%	90.4%	(0.3%)	(0.3%)
Weighted average	90.0%	90.3%	(0.3%)	(0.3%)
Average monthly revenue per unit/bed(2)	$3,465	$3,259	$206	6.3%
Retirement Centers/CCRCs
Number of facilities (period end)	48	48	—	—
Total units/beds(1)	14,136	13,768	368	2.7%
Occupancy rate:
Period end	91.4%	91.4%	—	—
Weighted average	90.7%	90.8%	(0.1%)	(0.1%)
Average monthly revenue per unit/bed(2)	$4,102	$3,867	$235	6.1%

Management Services
Number of facilities (period end)	23	24	(1)	(4.2)%
Total units/beds(1)	4,529	4,524	5	0.1%
Occupancy rate:
Period end	83.2%	92.0%	(8.8%)	(9.6%)
Weighted average	82.9%	92.1%	(9.2%)	(10.0%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$5,673	$3,716	$1,957	52.66%
Refundable entrance fees sales	8,696	4,144	4,552	109.85%
Total entrance fee receipts	14,369	7,860	6,509	82.81%
Refunds	(5,084)	(3,529)	(1,555)	(44.06)%
Net entrance fees	$9,285	$4,331	$4,954	114.38%

__________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)
Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.  Including as revenue community fee receipts deferred under generally accepted accounting principles and excluding amortization of community fees and entrance fees, the average monthly revenue per unit for the three months ended was $3,639 and $3,331, $3,347 and $3,050, $3,525 and $3,259, and $4,099 and $3,916 for Total Units/Beds, Independent Living, Assisted Living and Retirement Centers/CCRCs, respectively.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year third quarter mainly due to the number of acquisitions that we completed during the latter part of 2006 and the first half of 2007, as resident fees from these acquisitions are partially or entirely excluded from the prior period results.  Including the full effect of the historical results of the ARC facilities only partially included in our results of operations in the third quarter of 2006, same store revenues grew 6.3% over the third quarter of 2006.

Independent living revenue increased $12.4 million, or 12.2%, primarily due to an increase in the average monthly revenue per unit/bed at the facilities we operated during both periods.  Occupancy at these same-store facilities remained fairly constant period over period.  Revenue growth was also impacted by the inclusion of facilities acquired during 2006 and 2007, as resident fees from these acquisitions are partially or entirely excluded from the prior period results.

Assisted living revenue increased $22.0 million, or 12.5%, primarily due to the 2006 and 2007 acquisitions.  Additionally, resident fees increased as a result of an increase in the average monthly revenue per unit/bed at the facilities we operated during both periods, partially offset by a slight decrease in occupancy as compared to the same period in the prior-year.

Retirement Centers/CCRCs revenue increased $43.0 million, or 39.9%, primarily due to the acquisition of ARC in the third quarter of 2006 and other 2007 acquisitions.  Additionally, the average monthly revenue per unit/bed increased period over period when including the effect of the historical results of the ARC facilities.

Management Fees

Management fees were comparable period over period as the number of management contracts maintained was fairly consistent during both periods.

Facility Operating Expense

Facility operating expense increased over the prior-year same period mainly due to the ARC acquisition as well as other 2006 and 2007 acquisitions.  The increase was primarily due to salaries, wages and benefits.

Independent living operating expenses increased $4.8 million, or 7.9%, primarily due to the 2006 and 2007 acquisitions.  The remaining increase is primarily due to an increase in operating expenses for facilities we operated during both periods, mainly for salaries, wages and benefits.

Assisted living operating expenses increased $19.0 million, or 17.1%, primarily due to increased salaries, wages and benefits resulting from the 2006 acquisitions and additional 2007 acquisitions.

Retirement Centers/CCRC operating expenses increased $26.1 million, or 35.4%, primarily due to the acquisition of ARC during July 2006 and additional 2007 acquisitions.

General and Administrative Expense

General and administrative expenses increased $5.5 million, or 18.8%, primarily as a result of an increase in salaries, wages and benefits and an increase in the number of employees in connection with the 2006 acquisition of ARC.  The increase was partially offset by a decreased in non-cash stock based compensation expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage, was 4.7% and 4.8% for the three months ended September 30, 2007 and 2006, respectively, calculated as follows ($ in 000’s):

	Three Months Ended September 30,
	2007	2006

Resident fee revenues	$463,101	$385,617
Resident fee revenues under management	37,404	24,907
Total	$500,505	$410,524
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $11.2 million and $9.4 million in 2007 and 2006, respectively)	$23,579	$19,846
General and administrative expenses as a percent of total revenues	4.7%	4.8%

Facility Lease Expense

Lease expense increased by $4.1 million, or 6.4%, primarily due to the 2007 and 2006 acquisitions.  The increase was slightly offset by a decrease in lease expense as a result of the acquisition of certain facilities which were previously leased.  Lease expense includes straight-line rent expense of $6.5 million and $6.1 million for the three months ended September 30, 2007 and 2006, respectively, and is partially offset by $1.1 million of additional deferred gain amortization for both periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $18.4 million, or 30.1%, primarily due to the acquisition of ARC as well as other 2006 and 2007 acquisitions.  The increase was partially offset by a decrease in expense for certain resident in-place lease intangibles which were fully depreciated at the end of 2006.

Interest Income

Interest income remained constant period over period.

Interest Expense

Interest expense increased $51.1 million, or 158.3%, primarily due to the change in fair value of our interest rate swaps as well as interest expense on additional debt incurred in connection with our acquisitions and refinancings.  During the current quarter, we recognized approximately $43.7 million of interest expense on our interest rate swaps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps.  The effective portion of the change in fair value of derivatives was excluded from interest expense and was included in other comprehensive loss for the three months ended September 30, 2006.  On October 1, 2006, we discontinued hedge accounting prospectively.  Changes in fair value of derivatives are now included in interest expense.

Income Taxes

Our effective tax rates for the three months ended September 30, 2007 and 2006 were 37.3% and 31.3%, respectively.  The difference between the periods is primarily due to purchase accounting adjustments recorded in 2006, generated in connection with the ARC acquisition.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, filed May 8, 2007 and August 8, 2007, respectively, and the notes to our condensed consolidated financial statements included herein for additional information regarding these acquisitions ($ in 000’s):

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Independent Living	$333,558	$288,220	$45,338	15.7%
Assisted Living	588,289	434,034	154,255	35.5%
Retirement Centers/CCRCs	443,214	152,241	290,973	191.1%
Total resident fees	1,365,061	874,495	490,566	56.1%
Management fees	4,777	3,158	1,619	51.3%
Total revenue	1,369,838	877,653	492,185	56.1%
Expense
Facility operating expense
Independent Living	187,964	164,452	23,512	14.3%
Assisted Living	376,155	269,560	106,595	39.5%
Retirement Centers/CCRCs	297,553	109,406	188,147	172.0%
Total facility operating expense	861,672	543,418	318,254	58.6%
General and administrative expense	111,144	73,458	37,686	51.3%
Facility lease expense	203,365	155,980	47,385	30.4%
Depreciation and amortization	234,690	114,129	120,561	105.6%
Total operating expense	1,410,871	886,985	523,886	59.1%
Loss from operations	(41,033)	(9,332)	(31,701)	(339.7%)
Interest income	5,077	3,709	1,368	36.9%

Interest expense
Debt	(107,002)	(68,521)	(38,481)	(56.2%)
Amortization of deferred financing costs	(4,878)	(3,179)	(1,699)	(53.4%)
Change in fair value of derivatives and amortization	(30,893)	(1,422)	(29,471)	(2,072.5%)
Loss on extinguishment of debt	(803)	(2,748)	1,945	70.8%
Equity in loss of unconsolidated ventures	(2,362)	(2,286)	(76)	(3.3%)
Other non-operating income	238	—	238	—
Loss before income taxes	(181,656)	(83,779)	(97,877)	(116.8%)
Benefit for income taxes	68,408	13,487	54,921	407.2%
Loss before minority interest	(113,248)	(70,292)	(42,956)	(61.1%)
Minority interest	506	(438)	944	215.5%
Net loss	$(112,742)	$(70,730)	$(42,012)	(59.4%)

Selected Operating and Other Data:
Total number of facilities (at end of period)	550	545	5	0.9%
Total units/beds operated(1)	52,082	51,090	992	1.9%
Owned/leased facilities units/beds	47,553	46,566	987	2.1%
Owned/leased facilities occupancy rate:
Period end	91.0%	91.1%	(0.1%)	(0.1%)
Weighted average	90.8%	90.3%	0.5%	0.6%
Average monthly revenue per unit/bed(2)	$3,553	$3,197	$356	11.1%

Selected Segment Operating and Other Data:
Independent Living
Number of facilities (period end)	70	65	5	7.7%
Total units/beds(1)	12,331	11,824	507	4.3%
Occupancy rate:
Period end	92.2%	92.8%	(0.6%)	(0.6%)
Weighted average	92.6%	92.6%	—	—
Average monthly revenue per unit/bed(2)	$3,247	$3,004	$243	8.1%
Assisted Living
Number of facilities (period end)	409	408	1	0.2%
Total units/beds(1)	21,086	20,974	112	0.5%
Occupancy rate:
Period end	90.1%	90.4%	(0.3%)	(0.3%)
Weighted average	89.6%	89.7%	(0.1%)	(0.1%)
Average monthly revenue per unit/bed(2)	$3,451	$3,190	$261	8.2%
Retirement Centers/CCRCs
Number of facilities (period end)	48	48	—	—
Total units/beds(1)	14,136	13,768	368	2.7%
Occupancy rate:
Period end	91.4%	91.4%	—	—
Weighted average	91.0%	87.5%	3.5%	4.0%
Average monthly revenue per unit/bed(2)	$4,006	$3,778	$228	65.0%
Management Services
Number of facilities (period end)	23	24	(1)	(4.2%)
Total units/beds(1)	4,529	4,524	5	0.1%
Occupancy rate:
Period end	83.2%	92.0%	(8.8%)	(9.6%)
Weighted average	88.0%	92.4%	(4.4%)	(4.8%)

Selected Entrance Fee Data:	2007
	Q1	Q2	Q3	YTD Q3
Non-refundable entrance fees sales	$3,916	$4,726	$5,673	$14,315
Refundable entrance fees sales	4,258	4,064	8,696	17,018
Total entrance fee receipts	8,174	8,790	14,369	31,333
Refunds	(6,315)	(4,089)	(5,084)	(15,488)
Net entrance fees	$1,859	$4,701	$9,285	$15,845

	2006
	Q1	Q2	Q3	YTD Q3
Non-refundable entrance fees sales	$448	$165	$3,716	$4,329
Refundable entrance fees sales	1,621	1,135	4,144	6,900
Total entrance fee receipts	2,069	1,300	7,860	11,229
Refunds	(703)	(308)	(3,529)	(4,540)
Net entrance fees	$1,366	$992	$4,331	$6,689

__________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)
Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.  Including as revenue community fee receipts deferred under generally accepted accounting principles and excluding amortization of community fees and entrance fees, the average monthly revenue per unit/bed for the nine months ended September 30, 2007 and 2006 was $3,574 and $3,206, $3,263 and $3,004, $3,471 and $3,190, and $4,031 and $3,838 for Total units/beds, Independent Living, Assisted Living and Retirement Centers/CCRCs, respectively.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year same period mainly due to the number of acquisitions that the Company completed during 2006 and 2007, as resident fees from these acquisitions are partially or entirely excluded from the prior period results.  Additionally, resident fees increased approximately $77.4 million, or 7.6%, at the 424 facilities we operated during both periods, driven primarily by an increase of 7.5% in the average monthly revenue per unit/bed.

Independent living revenue increased $45.3 million, or 15.7%, primarily due to the inclusion of facilities acquired during 2006 and 2007, as resident fees from these acquisitions are partially or entirely excluded from the prior period results.  Revenue growth was also impacted by an increase in the average monthly revenue per unit/bed at the facilities we operated during both periods.  Occupancy at these facilities remained fairly constant period over period.

Assisted living revenue increased $154.3 million, or 35.5%, primarily due to the 2006 and 2007 acquisitions. In addition, resident fees increased as a result of an increase in the average monthly revenue per unit/bed, coupled with relatively constant occupancy as compared to the same period in the prior-year.

Retirement Centers/CCRCs revenue increased $291.0 million, or 191.1%, primarily due to the acquisition of ARC in the third quarter of 2006.

Management Fees

The increase in management fees over the prior-year same period is mainly due to the acquisition of management contracts in conjunction with the ARC acquisition in July 2006.  The increase is partially offset by the termination of nine management agreements during 2006.

Facility Operating Expense

Facility operating expense increased over the prior-year same period mainly due to the ARC acquisition as well as other 2006 and 2007 acquisitions.  The increase was primarily due to salaries, wages and benefits.

Independent living operating expenses increased $23.5 million, or 14.3%, primarily due to the 2006 acquisitions and additional 2007 acquisitions. The balance was primarily due to increases in salaries, wages and benefits.

Assisted living operating expenses increased $106.6 million, or 39.5%, primarily due to increased salaries, wages and benefits primarily as a result of the 2006 acquisitions and additional 2007 acquisitions.

Retirement Centers/CCRCs operating expenses increased $188.1 million, or 172%, primarily due to the 2006 acquisition of ARC.

General and Administrative Expense

General and administrative expenses increased $37.7 million, or 51.3%, primarily as a result of a $13.5 million increase in non-cash compensation expense in connection with restricted stock grants (including $4.1 million of expense related to the accelerated vesting of restricted stock grants in conjunction with modifications of certain awards), an increase in salaries, wages and benefits, and an increase in the number of employees in connection with the 2006 acquisition of ARC.  Additionally, general and administrative expense was positively impacted during the year by a receivable related to a collateral recovery from an insurance carrier recorded in the second quarter which was largely offset by other insurance activity.General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage, was 5.0% and 5.5% for the nine months ended September 30, 2007 and 2006, respectively, calculated as follows ($ in 000’s):

	Nine Months Ended September 30,
	2007	2006

Resident fee revenues	$1,365,061	$874,495
Resident fee revenues under management	113,605	41,335
Total	$1,478,666	$915,830
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $37.1 million and $22.9 million in 2007 and 2006, respectively)	$74,022	$50,587
General and administrative expenses as a percent of total revenues	5.0%	5.5%

Facility Lease Expense

Lease expense increased by $47.4 million, or 30.4%, primarily due to the ARC acquisition in July 2006 as well as other 2006 and 2007 acquisitions.  The increase in expense is partially offset by a decrease in lease expense resulting from the purchase of previously leased assets in the fourth quarter of 2006.  Lease expense includes straight-line rent expense of $18.8 million and $16.6 million for the nine months ended September 30, 2007 and 2006, respectively, and is partially offset by $3.3 million of additional deferred gain amortization for both periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $120.6 million, or 105.6%, primarily due to the acquisition of ARC as well as other 2006 and 2007 acquisitions.  The increase was partially offset by a decrease in expense for resident in-place lease intangibles which were fully depreciated at the end of 2006.

Interest Income

Interest income increased $1.4 million, or 36.9%, primarily due to the acquisition of ARC in July 2006.

Interest Expense

Interest expense increased $69.7 million, or 95.3%, primarily due to additional debt incurred in connection with our acquisitions as well as the change in fair value of our interest rate swaps for the nine months ended September 30, 2007.  During the current year period, we recognized approximately $30.9 million of interest expense on our interest rate swaps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps.  The effective portion of the change in fair value of derivatives was excluded from interest expense and was included in other comprehensive loss for the nine months ended September 30, 2006.  On October 1, 2006, we discontinued hedge accounting prospectively.  Changes in fair value of derivatives are now included in interest expense.

Income Taxes

Our effective tax rates for the nine months ended September 30, 2007 and 2006 were 37.7% and 16.1%, respectively.  The difference between the periods is primarily due to the ability to benefit book losses in the first three quarters of 2007 compared to the same period in 2006 as a result of the deferred tax liabilities generated in connection with the acquisitions of ARC and Southern Assisted Living, Inc.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

To date, we have financed our operations primarily with cash generated from operations and both short- and long-term borrowings. We financed our acquisitions with long-term borrowings, draws on our credit facility and proceeds from our equity offerings. The following is a summary of cash flow information for the nine months ended September 30, 2007 and 2006 ($ in 000’s):

	Nine Months Ended September 30,
	2007	2006
Cash provided by operating activities	$138,409	$53,677
Cash used in investing activities	(346,277)	(1,820,597)
Cash provided by financing activities	202,893	1,789,498
Net (decrease) increase in cash and cash equivalents	(4,975)	22,578
Cash and cash equivalents at beginning of period	68,034	77,682
Cash and cash equivalents at end of period	$63,059	$100,260

We had $63.1 million of cash and cash equivalents at September 30, 2007, excluding cash and investments-restricted and lease security deposits of $157.2 million.  Additionally, we had $49.2 million available under our credit facility and $9.5 million of unused capacity under our letter of credit facility.

The increase in cash provided by operating activities was primarily due to the acquisition of ARC in July 2006 and other 2006 and 2007 acquisitions as well as strength of the performance of the facilities we operated during both periods.

The decrease in cash used in investing activities was primarily due to the size of prior year acquisitions funded as compared to the current year.  This decrease was partially offset by an increase in additions to property, plant, equipment and leasehold intangibles at our existing facilities and those under development in conjunction with our expansion of some of our existing facilities, as well as an increase in restricted cash in the current year for our swap collateral deposits and the substitution of letters of credit for cash previously securing our obligations in the prior year.

The decrease in cash provided by financing activities was primarily due to cash received from the issuance of common stock in the prior year period and a decrease in net proceeds from debt primarily as a result of a decrease in acquisitions in the current year period, partially offset by an increase in the payment of dividends.  In addition, during the current year, we bought out a capital lease obligation in conjunction with the acquisition of the Freedom Square Portfolio.

We believe that cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

At September 30, 2007, we had $2,004.4 million of debt outstanding, including capital lease obligations and excluding our line of credit, at a weighted-average interest rate of 6.94%, of which $25.9 million was due in the next 12 months.

At September 30, 2007, we had $237.9 million of negative working capital, which includes the classification of $200.6 million of refundable entrance fees and $30.9 million in tenant deposits as current liabilities as required by applicable accounting pronouncements.  Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months.  We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $15.8 million of cash for the nine months ended September 30, 2007.

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

In July 2007, we entered into a series of forward starting interest rate swaps in the aggregate notional amount of $553.1 million in anticipation of planned future financing transactions as well as the replacement of certain existing hedges that will be expiring.  Pursuant to our hedge agreements, we are required to secure our obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to our counterparty with respect to our existing swaps was $26.1 million and $41.0 million as of September 30, 2007 and October 31, 2007, respectively.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our ability to acquire new facilities, general economic conditions and the cost of capital.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the “Contractual Commitments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The following table presents a summary of our material indebtedness, lease and other contractual commitments as of September 30, 2007 ($ in 000’s):

	Total	2007	2008	2009	2010	2011	Thereafter
Total contractual obligations	$6,455,174	$432,886	$602,713	$760,585	$574,168	$542,546	$3,542,276

The change in total contractual obligations from December 31, 2006 was primarily as a result of an increase in long-term debt obligations incurred in connection with financing transactions we completed during the nine months ended September 30, 2007. Our total long-term debt obligations increased by $454.4 million to $2,495.6 million at September 30, 2007 from $2,041.2 million at December 31, 2006. There have been no other material changes in our contractual commitments during the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered variable interest entities and in which we do not possess a controlling financial interest.  We do not believe these off-balance sheet arrangements have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2007 and 2006 ($ in 000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007(1)	2006(1)	2007(1)	2006(1)
Net loss	$(58,927)	$(31,145)	$(112,742)	$(70,730)
Minority interest	5	89	(506)	438
Benefit for income taxes	(35,125)	(14,146)	(68,408)	(13,487)
Equity in loss of unconsolidated ventures	309	1,649	2,362	2,286
Loss on extinguishment of debt	—	1,414	803	2,748
Other non-operating income	—	—	(238)	—
Interest expense:
Debt	31,290	21,201	84,482	51,694
Capitalized lease obligation	7,182	8,086	22,520	16,827
Amortization of deferred financing costs	1,151	1,141	4,878	3,179
Change in fair value of derivatives and amortization	43,731	1,840	30,893	1,422
Interest income	(1,695)	(2,032)	(5,077)	(3,709)
Loss from operations	(12,079)	(11,903)	(41,033)	(9,332)
Depreciation and amortization	79,235	60,883	234,690	114,129
Straight-line lease expense	6,451	6,124	18,815	16,622
Amortization of deferred gain	(1,085)	(1,086)	(3,255)	(3,259)
Amortization of entrance fees	(5,322)	(3,253)	(14,222)	(3,398)
Non-cash compensation expense	7,138	5,852	26,150	12,625
Entrance fee receipts(2)	14,369	7,860	31,333	11,229
Entrance fee disbursements	(5,084)	(3,529)	(15,488)	(4,540)
Adjusted EBITDA	$83,623	$60,948	$236,990	$134,076

(1)
The calculation of Adjusted EBITDA includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $4.0 million and $3.6 million for the three months ended September 30, 2007 and 2006, respectively, and $11.0 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The table below shows the reconciliation of net cash provided by operating activities to Cash From Facility Operations for the three and nine months ended September 30, 2007 and 2006 ($ in 000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007(1)	2006(1)	2007(1)	2006(1)
Net cash provided by operating activities	$53,499	$30,438	$138,409	$53,677
Changes in operating assets and liabilities	(8,796)	2,452	(3,454)	12,380
Refundable entrance fees received(2)	8,696	4,144	17,018	6,900
Entrance fee refunds disbursed	(5,084)	(3,529)	(15,488)	(4,540)
Recurring capital expenditures, net	(6,213)	(7,658)	(19,487)	(15,018)
Reimbursement of operating expenses and other	1,168	1,000	3,110	3,850
Cash From Facility Operations	$43,270	$26,847	$120,108	$57,249

(1)
The calculation of Cash From Facility Operations includes merger, integration and certain other non-recurring expenses, as well as acquisition transition costs, totaling $4.0 million and $3.6 million for the three months ended September 30, 2007 and 2006, respectively, and $11.0 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)
Total entrance fee receipts for the three months ended September 30, 2007 and 2006 were $14.4 million and $7.9 million, respectively, including $5.7 million and $3.7 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the nine months ended September 30, 2007 and 2006 were $31.3 million and $11.2 million, respectively, including $14.3 million and $4.3 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2007 and 2006 ($ in 000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(58,927)	$(31,145)	$(112,742)	$(70,730)
Minority interest	5	89	(506)	438
Benefit for income taxes	(35,125)	(14,146)	(68,408)	(13,487)
Equity in loss of unconsolidated ventures	309	1,649	2,362	2,286
Loss on extinguishment of debt	—	1,414	803	2,748
Other non-operating income	—	—	(238)	—
Interest expense:
Debt	31,290	21,201	84,482	51,694
Capitalized lease obligation	7,182	8,086	22,520	16,827
Amortization of deferred financing costs	1,151	1,141	4,878	3,179
Change in fair value of derivatives and amortization	43,731	1,840	30,893	1,422
Interest income	(1,695)	(2,032)	(5,077)	(3,709)
Loss from operations	(12,079)	(11,903)	(41,033)	(9,332)
Depreciation and amortization	79,235	60,883	234,690	114,129
Facility lease expense	67,708	63,623	203,365	155,980
General and administrative (including non-cash stock compensation expense)	34,733	29,248	111,144	73,458
Amortization of entrance fees	(5,322)	(3,253)	(14,222)	(3,398)
Management fees	(1,493)	(1,426)	(4,777)	(3,158)
Facility Operating Income	$162,782	$137,172	$489,167	$327,679

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities used to finance acquisitions on an interim basis, floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2007, we had approximately $435.0 million of long-term fixed rate debt, $1,267.1 million of long-term variable-rate debt, and $302.3 million of capital lease obligations. As of September 30, 2007, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.94%.

We do not expect changes in interest rates to have a material effect on cash flows since approximately 97% of our debt, excluding credit facilities, and lease payments either have fixed rates or variable rates that are subject to swap or interest rate cap agreements with major financial institutions to manage our risk.  As of September 30, 2007, a 100 basis point change in short-term interest rates would affect our operating cash flow no more than $1.8 million per annum.

As noted above, we have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds a specified threshold.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer each concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Duly authorized officer and
Chief Financial Officer
Date:	November 8, 2007

By:	/s/ Bryan D. Richardson
Name:	Bryan D. Richardson
Title:	Duly authorized officer and
Chief Accounting Officer
Date:	November 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.1
First Amendment, Consent and Waiver, dated as of October 10, 2007, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Banc of America Securities LLC, as co-arrangers, LaSalle Bank National Association and Bank of America, N.A., as co-syndication agents, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2007).

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