Form 10-K
period 2007-12-31
Brookdale Senior Living Inc.
filed 2008-02-29
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3068069 (I.R.S. Employer Identification No.)

330 North Wabash Avenue, Suite 1400
Chicago, Illinois 60611
(Address of Principal Executive Offices)

(Registrant’s telephone number including area code)	(312) 977-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, $0.01 Par Value Per Share	Name of Each Exchange on Which Registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.14 billion. The market value calculation was determined using a per share price of $45.57, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 22, 2008, 101,945,227 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our ability to deploy capital; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health) and our expectations regarding their effect on our results; our plans to expand existing facilities and develop new facilities; the expected project costs for our expansion and development program; our expected levels of expenditures; our expectations regarding financings and refinancings of assets; our ability to secure financing; our ability to acquire the fee interest in facilities that we currently operate at attractive valuations; our ability to close accretive acquisitions; our ability to close dispositions of underperforming facilities; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our ability to pay and grow dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; our inability to extend or replace our credit facility when it expires; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that we may not be able to pay or maintain dividends; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions (including the acquisition of American Retirement Corporation (“ARC”)) into our operations; unforeseen costs associated with the acquisition of new facilities; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.                Business.

Overview

As of December 31, 2007, we are the largest operator of senior living communities in the United States based on total capacity, with 550 communities in 35 states and the ability to serve over 52,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  As of December 31, 2007, we operated in four business segments:  retirement centers, assisted living, continuing care retirement communities (“CCRCs”) and management services.

As of December 31, 2007, we operated 87 retirement center communities with 15,990 units/beds, 409 assisted living communities with 21,087 units/beds, 32 CCRCs with 10,593 units/beds and 22 communities with 4,416 units/beds where we provide management services for third parties and affiliates. The majority of our units/beds are located in campus settings or communities containing multiple services, including CCRCs. As of December 31, 2007, our communities were 90.0% occupied. We generate over 89.0% of our revenues from private pay customers. For the year ended December 31, 2007, 36.8% of our revenues were generated from owned communities, 62.8% from leased communities and 0.4% from management fees from communities we operate on behalf of third parties and affiliates.

We believe that we are positioned to take advantage of favorable demographic trends and supply-demand dynamics in the senior living industry and that we have significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive “home-like” setting, assistance with activities of daily living, or ADLs, and, in several communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to “age-in-place” and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

The table below presents a summary of our operating results and certain other financial metrics for each of the years ended December 31, 2007, 2006 and 2005 (dollars in millions, except dividends per share):

	For the Years Ended December 31,
	2007	2006	2005
Total revenues	$1,839.3	$1,309.9	$790.6
Net loss(1)	$(162.0)	$(108.1)	$(51.0)
Adjusted EBITDA(2)	$306.4	$200.6	$66.6
Cash From Facility Operations(3)	$148.8	$90.9	$6.6
Facility Operating Income(2)	$642.3	$476.3	$292.8
Dividends declared per share of common stock	$1.95	$1.55	$0.50

(1)	The net loss is after an allocation of $0.4 million, $(0.7) million and $16.6 million minority interest for the years ended December 31, 2007, 2006 and 2005, respectively.

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

We believe that there are substantial organic growth opportunities inherent in our existing portfolio. We intend to take advantage of those opportunities by growing revenues, while maintaining expense control, at our existing communities, driving our ancillary services business across our existing portfolio and expanding our existing communities. During 2007, we executed upon this strategy and increased our Cash From Facility Operations, Adjusted EBITDA and Facility Operating Income by 63.7%, 52.7% and 34.9%, respectively, when compared to 2006. In addition, our average occupancy rate remained relatively stable and we were able to increase our average monthly revenue per unit from $3,247 to $3,577, an increase of 10.2%. Despite unfavorable conditions in the housing, credit and financial markets and a weakening overall economy during 2007, we made substantial progress in implementing our growth strategy, integrating our previous acquisitions, and building a platform for future growth.

During 2007, we continued to make progress in expanding our ancillary services offerings by completing the roll-out of our ancillary services program to over 12,000 additional units.  In addition, we completed expansions at six communities during 2007 and had expansion projects underway at an additional 12 locations at December 31, 2007.  During 2007, we acquired a total of 15 communities increasing our community count by three and the number of communities we manage by one.  The number of communities owned or leased was unchanged by our acquisition of joint venture partner interests, our acquisition of remaining portions of owned facilities and our acquisition of service businesses.  As a result of our expansion and acquisition activity during 2007, the number of units we operated as of December 31, 2007 increased to 52,086, an increase of 815 units, or 1.6%, over the number we operated as of December 31, 2006.

We also continued to integrate various corporate functions and enhance our operating infrastructure during 2007.  For example, we substantially completed our rebranding initiative so that virtually all of our communities now utilize the Brookdale logo and name, which should result in significant marketing synergies.  During 2007, we integrated various systems for our acquired businesses and expanded our existing systems platform, including standardizing various financial, operational and procurement systems.  In addition, we implemented our One Source procurement program across the entire organization, which will allow us to achieve substantial cost savings and purchasing efficiencies.  Effective January 1, 2008, we also realigned our field operations organizational structure into seven geographic divisions, which will allow us to streamline our operations and sales management structure.

Although we made significant progress in 2007, we did experience several challenges that negatively impacted our results.  We believe that the deteriorating housing market and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our facilities, thus hindering our ability to increase occupancy above current levels.  In addition, we experienced volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  Over the longer term, we expect to increase occupancy and that entrance fee sales will normalize.

Growth Strategy

Our primary growth objectives are to continue to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income.  Key elements of our strategy to achieve these objectives include:

•
Organic growth in our core business, including the realization of economies of scale.  We plan to grow our existing operations by increasing revenues through a combination of occupancy growth and monthly service fee increases as a result of our competitive strength and growing demand for senior living communities. In addition, we intend to take advantage of our sophisticated operating and marketing expertise to retain existing residents and attract new residents to our communities.  We also plan to continue our efforts to achieve cost savings through the realization of additional economies of scale.  The size of our business has allowed us to achieve savings in the procurement of goods and services and increased efficiencies with respect to various corporate functions, and we expect that we can achieve additional savings and efficiencies.  Based on our historical experience and assuming flat occupancy, we expect to achieve annual growth in resident fees of approximately 4.5% to 5.0%, while holding annual cost increases to approximately 3.5%, which should result in annual same store Facility Operating Income growth of approximately 7.5% to 8.0%.

•
Growth through the continued expansion of our ancillary services programs (including therapy services and home health).  We plan to grow our revenues by further expanding our Innovative Senior Care program throughout our retirement centers, assisted living, CCRC and management services segments. Through the Innovative Senior Care program, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of many of our communities.  These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services. In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided. We believe that our Innovative Senior Care program is unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.  We believe there is a significant opportunity to grow our revenues by continuing to expand these services to communities at which they are not presently offered, which we believe will increase our revenue per unit/bed in the future.

•
Growth through the expansion of existing communities and the development of new communities.  We intend to grow our revenues and cash flows through the expansion of certain of our existing communities where economically advantageous and, to a lesser extent, through the development of new senior living communities.  Certain of our communities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents) offering increased capacity, as well as additional levels of service for residents.

Given the current market environment, we are focusing on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy. We anticipate a reduced level of acquisition activity over the near term when compared with historical levels. Nevertheless, as opportunities arise, we may also grow through the selective acquisition and consolidation of additional communities, asset portfolios and other senior living companies, as well as through the acquisition of the fee interest in communities that we currently lease or manage.  Over the longer-term, we plan to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies and communities. Our acquisition strategy will continue to focus primarily on communities where we can improve service delivery, occupancy rates and cash flow.

The Senior Living Industry

The senior living industry is highly fragmented and characterized by numerous local and regional operators.  We are one of a limited number of national operators that provide a broad range of community locations and service level offerings at varying price levels.  The industry has seen significant growth in recent years and has been marked by the emergence of the assisted living segment in the mid-1990’s.

Overbuilding in the late 1990’s in the senior living industry put downward pressure on the occupancy rates and the resident fees of certain senior living providers. The slowdown in construction, general increases in construction costs and more stringent terms of construction financing since 1999 have led to a reduction in the supply of new units being constructed. Construction of new senior housing units, which, according to The American Seniors Housing Association, peaked at more than 62,064 units in 1999, has now moderated to approximately 28,000 units annually.

We believe that a number of trends will contribute to the continued growth of the senior living industry.  The primary market for senior living services is individuals age 70 and older.  According to U.S. Census data, the group is expected to grow by 3.5 million through 2015.  As a result of these expected demographic trends, we expect an increase in the demand for senior living services in future years.

We believe the senior living industry has been and will continue to be impacted by several other trends.  The use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services.  In addition, as a result of increased mobility in society, reduction of average family size and increased number of two-wage earner couples, more seniors are looking for alternatives outside of their family for their care.  Growing consumer awareness among seniors and their families concerning the types of services provided by independent and assisted living operators has further contributed to the opportunities in the senior living industry. Also, seniors currently possess greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and, despite recent weakening in national housing markets, equity from the sale of private homes.

Challenges in our industry include increased state and local regulation of the assisted living and skilled nursing industries, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care, for our employees. Increases in the costs of utilities, insurance, and real estate taxes may also have a negative impact on our financial results.

Certain per person annual limits on Medicare reimbursement for therapy services became effective in January 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on June 30, 2008.  If these exceptions are modified or not extended beyond that date, there may be reductions in our therapy services revenue and the profitability of those services. There continues to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare and Medicaid programs could have an adverse effect on our results of operations and cash flow.

Our History

We were formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra. BLC and Alterra had been operating independently since 1986 and 1981, respectively. Beginning in December 2003, BLC and Alterra were under the common control of Fortress Investment Group LLC (“Fortress” or “FIG”).  On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation, or ARC, another leading senior living provider which had been operating independently since 1978.  Funds managed by affiliates of Fortress beneficially own 61,007,867 shares, or approximately 58.1% of our outstanding common stock (including unvested restricted shares), as of December 31, 2007.

Our Product Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our primary product offerings consist of (i) retirement center communities; (ii) assisted living communities; and (iii) CCRCs. As discussed below under “Segments”, we also operate certain communities on behalf of third parties and affiliates pursuant to management agreements.

Retirement centers.  Our retirement center communities are primarily designed for middle to upper income seniors generally age 70 and older who desire an upscale residential environment providing the highest quality of service.

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, approximately 81.4% of all of the units at our retirement center communities are independent living units, with a smaller number of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 184 units/beds with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

Each retirement center community provides residents with basic services such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. Most of these communities also offer custom tailored supplemental care services at an additional charge, which may include medication reminders, check-in services and escort and companion services. In addition, our Innovative Senior Care program is currently available in most of our retirement centers communities. Through the program, we are able to offer our residents various education, wellness, therapy, home health and other ancillary services.

In addition to the basic services, our retirement center communities that include assisted living also provide residents with supplemental care service options to provide assistance with ADLs. The levels of care provided to residents vary from community to community depending, among other things, upon the licensing requirements of the state in which the community is located.

Residents in our retirement center communities are able to maintain their residency for an extended period of time due to the range of service options available to residents (not including skilled nursing) as their needs change. Residents with cognitive or physical frailties and higher level service needs are accommodated with supplemental services in their own units or, in certain communities, are cared for in a more structured and supervised environment on a separate wing or floor. These communities also generally have a dedicated assisted living staff, including nurses at the majority of communities, and separate assisted living dining rooms and activity areas.

Our retirement center communities represent approximately 30.7% of our total senior living capacity.

Assisted Living.  Our assisted living communities offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents.

Our assisted living communities include both freestanding, multi-story communities with more than 30 beds and smaller, freestanding single story communities with less than 30 beds. Depending upon the specific location, the community may include (i) private studio, one-bedroom and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or “neighborhoods” scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station.

Under our Clare Bridge brand, we also operate 75 memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer’s disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care communities have from 20 to 60 beds and some are part of a campus setting, which includes a freestanding assisted living community.

All residents at our assisted living and memory care communities receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping and personal laundry services. In some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer’s and other forms of dementia. In addition, we offer at additional cost higher levels of personal care services to residents at these communities who are very physically frail or experiencing early stages of Alzheimer’s disease or other dementia and who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments. We also offer our Innovative Senior Care program at certain of our assisted living and memory care communities.

As a result of their progressive decline in cognitive abilities, residents at our memory care communities typically require higher levels of personal care and services and therefore pay higher monthly service fees. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

Our assisted living communities (including our memory care communities) represent approximately 40.5% of our total senior living capacity.

CCRCs.  Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have retirement centers, assisted living and skilled nursing available on one campus, and some also include memory care/Alzheimer’s units.

Ten of our CCRCs are entry fee communities, in which residents in the retirement centers apartment units pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which fee is partially refundable in certain circumstances. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since we receive entrance fees upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community.

The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in certain agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

We also offer a broad array of ancillary services, including therapy, home health, and other services through our Innovative Senior Care program, to the residents of each of our CCRCs.

Our CCRCs represent approximately 20.3% of our total senior living capacity.  The retirement centers units at our entry fee communities (those units on which entry fees are paid) represent 5.7% of our total senior living capacity.

Competitive Strengths

We believe our nationwide network of senior living communities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•
Skilled management team with extensive experience.  Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets, including experience in the senior living, healthcare, hospitality and real estate industries.

•
Geographically diverse, high-quality, purpose-built communities.  As of December 31, 2007, we operate a nationwide base of 550 purpose-built communities in 35 states, including 88 communities in nine of the top ten standard metropolitan statistical areas.

•
Ability to provide a broad spectrum of care.  Given our diverse mix of independent and assisted living communities and CCRCs, we are able to meet a wide range of our customers’ needs. We believe that we are one of the few companies in the senior living industry with this capability. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

•
The size of our business allows us to realize cost and operating efficiencies.  We are the largest operator of senior living communities in the United States based on total capacity. The size of our business allows us to realize cost savings and economies of scale in the procurement of goods and services.  Our scale also allows us to achieve increased efficiencies with respect to various corporate functions. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform. Our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living communities. In connection with our formation transactions and our acquisitions, we negotiated new contracts for food, insurance and other goods and services. In addition, we have and will continue to consolidate corporate functions such as accounting, finance, human resources, legal, information technology and marketing. We began to realize these savings upon the completion of our formation transactions in September 2005 and expect to realize additional savings as we continue to consolidate and integrate various corporate functions.

•
Significant experience in providing ancillary services.  Through our Innovative Senior Care program, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living, and CCRC communities. We also have contracts to provide these services to other senior living communities in our markets. We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities.

Segments

As of December 31, 2007, we had four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

Our management services segment includes the results of communities that we operate on behalf of third parties and affiliates pursuant to management agreements. Information regarding the other segments is included above under “Our Product Offerings”.

During the fourth quarter of 2007, we renamed certain of our reportable segments to more accurately reflect the underlying product offering of each segment.  As a result, the reportable segment previously designated as independent living is now designated as retirement centers and the segment previously designated as retirement centers/CCRCs is now designated as CCRCs.

Operating results from our four business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 21 to our consolidated and combined financial statements included herein.

Operations

Operations Overview

We believe that successful senior living operators must effectively combine the expertise and business disciplines of housing, hospitality, health care, marketing, finance and real estate.

We continually review opportunities to expand the types of services we provide to our residents. To date, we have been able to increase our monthly revenue per unit each year and we have generally experienced increasing facility operating margins through a combination of the implementation of efficient operating procedures and the economies of scale associated with the size and number of our communities. Our operating procedures include securing national vendor contracts to obtain the lowest possible pricing for certain services such as food, energy and insurance, implementing effective budgeting and financial controls at each community, and establishing standardized training and operations procedures.

We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals, which we believe have contributed to high levels of customer service and to improved facility operating margins. We have centralized accounting controls, finance and other operating functions in our support centers so that, consistent with our operating philosophy, community-based personnel can focus on resident care and efficient operations. We have established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billings and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

As noted above, effective January 1, 2008, we realigned our field operations organizational structure into seven geographic divisions.  Previously, we operated in three separate operating groups:  the Chicago Operating Group, the Milwaukee Operating Group and the Nashville Operating Group.  The Chicago Operating Group was primarily responsible for the operation of our retirement center communities, the Milwaukee Operating Group was primarily responsible for the operation of our freestanding assisted living communities (including memory care communities) and the Nashville Operating Group was primarily responsible for the operation of our CCRC communities.  Although management continues to make operating decisions and assess performance on a product line basis (i.e., retirement centers, assisted living, CCRCs, and management services), the new geographic-based divisional organizational structure will allow us to streamline our operations and sales management structure, while allowing us to take additional advantage of cross-selling opportunities in individual markets.

Consolidated Corporate Operations Support

We have developed a centralized infrastructure and services platform, which provides us with a significant operational advantage over local and regional operators of senior living communities. The size of our business also allows us to achieve increased efficiencies with respect to various corporate functions such as human resources, finance, accounting, legal, information technology and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established centralized operations groups to support all of our product lines and communities in areas such as training, regulatory affairs, asset management, dining and procurement.

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of service, social services and financial performance. Each Executive Director receives specialized training from us. In addition, a portion of each Executive Director’s compensation is directly tied to the operating performance of the community and key service quality measures. We believe that the quality of our communities, coupled with our competitive compensation philosophy, has enabled us to attract high-quality, professional community Executive Directors.

Depending upon the size of the community, each Executive Director is supported by a community staff member who is directly responsible for day-to-day care of the residents and either community staff or regional support to oversee the community’s marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, activities, housekeeping, and engineering.

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

Quality Assurance

We maintain quality assurance programs at each of our communities through our corporate and regional staff. Our quality assurance program is designed to achieve a high degree of resident and family member satisfaction with the care and services that we provide. Our quality control measures include, among other things, community inspections conducted by corporate staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; quality of resident care (including assisted living services, nursing care, therapy and home health programs); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services provided to residents.

In order to foster a sense of community as well as to respond to residents’ desires, at many of our communities, we have established a resident council or other resident advisory committee that meets monthly with the Executive Director of the community. Separate resident committees also exist at many of these communities for food service, activities, marketing and hospitality. These committees promote resident involvement and satisfaction and enable community management to be more responsive to the residents’ needs and desires.

Marketing and Sales

Our marketing strategy is intended to create awareness of us, our communities, our products and our services among potential residents and their family members and among referral sources, including hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. Our marketing staff develops overall strategies for promoting our communities and monitors the success of our marketing efforts, including outreach programs. In addition to direct contacts with prospective referral sources, we also rely on print advertising, yellow pages advertising, direct mail, signage and special events, health fairs and community receptions. Certain resident referral programs have been established and promoted within the limitations of federal and state laws at many communities.

In order to mitigate the impact of weakness in the housing market, we have recently implemented several new sales and marketing initiatives designed to increase our entrance fee sales results.  These include the acceptance of short-term promissory notes in satisfaction of a resident’s required entrance fee from certain pre-qualified, prospective residents who are waiting for their homes to sell.  In addition, we have implemented the MyChoice program, which allows new and existing residents in certain communities the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee, thereby offering choices to residents desiring a more affordable ongoing monthly service fee.

Competition

The senior living industry is highly competitive. We compete with numerous other organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement centers and assisted living segments of the senior living industry are not substantial, except in the skilled nursing segment. Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major competitors are Sunrise Senior Living, Inc., Emeritus Corporation, Capital Senior Living Corporation, Professional Community Management Life Care Services, LLC and Atria Senior Living Group.

Customers

Our target retirement center residents are senior citizens age 70 and older who desire or need a more supportive living environment. The average retirement centers resident resides in a retirement center community for 33 months. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

Our target assisted living residents are predominantly female senior citizens age 85 and older who require daily assistance with two or three ADLs. The average assisted living resident resides in an assisted living community for 20 months. Residents typically enter an assisted living community due to a relatively immediate need for services that might have been triggered by a medical event or need.

Our target CCRC residents are senior citizens who are seeking a community that offers a variety of services and a continuum of care so that they can “age in place.” These residents generally first enter the community as a resident of an retirement centers unit and may later move into an assisted living or skilled nursing unit as their needs change.

We believe our combination of retirement center and assisted living operating expertise and the broad base of customers that this enables us to target creates a unique opportunity for us to invest in a broad spectrum of assets in the senior living industry, including retirement center, assisted living, CCRC and skilled nursing communities.

Employees

As of December 31, 2007, we had approximately 21,600 full-time employees and approximately 11,100 part-time employees, of which 88 work in our Chicago headquarters office, 232 work in our Nashville office, 314 work in our Milwaukee office and 132 work in a variety of field-based management positions. 384 employees are unionized. We currently consider our relationship with our employees to be good.

Government Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. In addition, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the communities’ management of property and equipment and how we otherwise conduct our operations, such as fire, health and safety laws and regulations and privacy laws; federal and state laws designed to protect Medicare and Medicaid, which mandate what are allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents’ rights statutes and regulations; Anti-Kickback and physicians referral (“Stark”) laws; and safety and health standards set by the Occupational Safety and Health Administration. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

Many senior living communities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training and records; community services, including administration of medication, assistance with self-administration of medication and the provision of nursing, home health and therapy services; staffing levels; monitoring of resident wellness; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; professional licensing and certification of staff prior to beginning employment; and resident rights and responsibilities, including in some states the right to receive health care services from providers of a resident’s choice that are not our employees. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. In addition, in several of the states in which we operate or intend to operate, assisted living communities, home health agencies and/or skilled nursing facilities require a certificate of need before the community can be opened or the services at an existing community can be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets. In addition, if any of our presently licensed communities operates outside of its licensing authority, it may be subject to penalties, including closure of the community.

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. Unannounced surveys or inspections may occur annually or bi-annually, or following a regulator’s receipt of a complaint about the community. From time to time in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed-to plan of corrective action relating to the community’s operations, but the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our loan or lease agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers’ or facilities’ history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states Attorneys

General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of its residents do not receive federal or state funds.

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living. Our operations could suffer if future regulatory developments, such as federal assisted living laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials, increase the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our communities exceeds the level of care for which the community is licensed. A finding that a community is delivering care beyond its license might result in the immediate transfer and discharge of residents, which may create market instability and other adverse consequences. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community’s citation will impact another of our communities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. In addition, any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the community or individual.

There are various extremely complex federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act of 1997 expanded the penalties for health care fraud. In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Recently, other health care providers have faced enforcement action under the False Claims Act. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, so-called “whistleblower” suits have become more frequent. Also, if any of our communities exceeds its level of care, we may be subject to private lawsuits alleging “transfer trauma” by residents. Such allegations could also lead to investigations by enforcement officials, which could result in penalties, including the closure of communities. The violation of any of these regulations may result in the imposition of fines or other penalties that could jeopardize our business.

Additionally, we operate communities that participate in federal and/or state health care reimbursement programs, including state Medicaid waiver programs for assisted living communities, the Medicare skilled nursing facility benefit program and other healthcare programs such as therapy and home health services, or other federal and/or state health care programs. Consequently, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state and we cannot be sure that these laws will be interpreted consistently or in keeping with past practices. Violation of any of these laws can result in loss of licensure, claims for recoupment, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the applicable federal and/or state health care reimbursement program. Loss of licensure may also cause us to default under our leases and loan agreements and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which may also cause us to default under our leases and loan agreements and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations. We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services, or HHS, has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective April 14, 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical and technical security standards for health information by April 2005. To the best of our knowledge, we are in compliance with these rules.

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

Our operations are subject to regulation under various federal, state and local environmental laws, including those relating to: the handling, storage, transportation, treatment and disposal of medical waste products generated at our communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our properties.

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including its handling, storage, transportation, treatment and disposal, is subject to regulation under various federal, state and local environmental laws. These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice and reporting obligations. Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste. The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with environmental laws could adversely affect our business operations and financial condition.

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

The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan. Furthermore, the presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may present a risk that third parties will seek recovery from the owners, operators or tenants of such properties for personal injury or property damage. In some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community’s market value.

We believe that we are in material compliance with applicable environmental laws.

We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

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

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees on our web site at www.brookdaleliving.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Co-Presidents, Chief Financial Officer, Treasurer and Controller, is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027.

Item 1A.                Risk Factors.

Risks Related to Our Business

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this would result in defaults of the related debt or leases and cross-defaults under other debt or leases, which would adversely affect our ability to continue to generate income.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of income and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us, BLC, ARC and/or Alterra. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our communities and their corresponding financing arrangements and leases.

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

•
Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, new developments, acquisitions, general corporate and other purposes; and

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

Our outstanding indebtedness and leases contain restrictions and covenants and require us to maintain or satisfy specified financial ratios and coverage tests, including maintaining prescribed net worth levels, leverage ratios and debt service and lease coverage ratios on a consolidated basis, and on a community or communities basis based on the debt or lease securing the communities. In addition, certain of our leases require us to maintain lease coverage ratios on a lease portfolio basis (each as defined in the leases) and maintain stockholders’ equity or tangible net worth amounts. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. Net worth is generally calculated as stockholders’ equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. These restrictions and covenants may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues. If we fail to comply with any of these requirements, then the related indebtedness could become immediately due and payable. We cannot assure you that we could pay this debt if it became due.

Our outstanding indebtedness and leases are secured by our communities and, in certain cases, a guaranty by us, BLC, ARC and/or Alterra. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, foreclose on collateral securing the outstanding indebtedness and leases, and restrict our ability to make additional borrowings under the outstanding indebtedness or continue to operate the properties subject to the lease. Certain of our outstanding indebtedness and leases contain cross-default provisions so that a default under certain outstanding indebtedness would cause a default under certain of our leases. Certain of our outstanding indebtedness and leases also restrict, among other things, our ability to incur additional debt.

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

Certain of our master leases also contain radius restrictions, which limit our ability to own, develop or acquire new communities within a specified distance from certain existing communities covered by such master leases. These radius restrictions could negatively affect our expansion, development and acquisition plans.

Mortgage debt and lease obligations expose us to increased risk of loss of property, which could harm our ability to generate future revenues and could have an adverse tax effect.

Mortgage debt and lease obligations increase our risk of loss because defaults on indebtedness secured by properties or pursuant to the terms of the lease may result in foreclosure actions initiated by lenders or lessors and ultimately our loss of the property securing any loans for which we are in default or cause the lessor to terminate the lease. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could negatively impact our earnings. Further, our mortgage debt and leases generally contain cross-default and cross-collateralization provisions and a default on one community could affect a significant number of our communities, financing arrangements and leases.

We may not be able to extend our credit facility when it expires or enter into a replacement facility on terms that are as favorable to us, which could negatively impact our liquidity and financial condition.

We have a $400.0 million credit facility, consisting of a $320.0 million secured line of credit ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million, which matures on November 15, 2008, subject to extension at our unilateral option for two three-month extension periods and payment of a 0.1875% commitment fee with respect to each extension.  If we are unable to extend our credit facility, or enter into a new credit facility, at or prior to the expiration of the existing facility, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or replace our existing credit facility at or prior to its expiration, the terms of the new facility may not be as favorable to us as the terms of our existing facility.

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

Changes in the value of our interest rate swaps could require us to post additional cash collateral with our counterparties, which could negatively impact our liquidity and financial condition.

In the normal course of our business, we use a variety of financial instruments to manage or hedge interest rate risk. We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to our hedge agreements, we are required to secure our obligation to our counterparty if the fair value liability exceeds a specified threshold by posting cash or other collateral.  In periods of significant volatility in the credit markets, the value of our swaps can change significantly and, as a result, the amount of collateral we are required to post can change significantly.  If we are required to post additional collateral due to changes in the fair value liability of our existing or future swaps, our liquidity and financial condition could be negatively impacted.

Our dividends have historically exceeded our cash flows; we may not be able to pay or maintain dividends and the failure to do so would adversely affect our stock price.

We have historically paid dividends that exceed both our net income and cash flow for the applicable quarter and we expect that we will continue to pay dividends that exceed our net income and Cash From Facility Operations, or CFFO.  To the extent that we do so, our liquidity could be negatively impacted.  We intend to continue to pay regular quarterly dividends to the holders of our common stock. However, our ability to pay and maintain cash dividends is based on many factors, including our ability to execute our growth strategy, our ability to negotiate favorable lease and other contractual terms, operating expense levels, the level of demand for our units/beds, occupancy rates, entrance fee sales results, the rates we charge and our liquidity position. Actual results may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. The failure to pay or maintain dividends could adversely affect our stock price.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in housing markets or the economy) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. In addition, downturns in the housing markets, such as the one we have recently experienced, could adversely affect the ability (or perceived ability) of seniors to afford our entrance fees and resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates, revenues and results of operations could decline.  In addition, if the recent volatility in the housing market continues for a protracted period, our results of operations and cash flows could be negatively impacted.

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and will be subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Certain per person annual limits on Medicare reimbursement for therapy services became effective in January 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on June 30, 2008.  If these exceptions are modified or not extended beyond that date, there may be reductions in our therapy services revenue and the profitability of those services. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

We have a limited operating history on a combined basis and we are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses.

In June 2005, we were formed for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra, through a series of mergers that occurred in September 2005. Prior to this combination, we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses, including the risk that we will not be able to realize expected efficiencies and economies of scale or implement our business strategies. As such, we only have a brief combined and consolidated operating history upon which investors may evaluate our performance as an integrated entity and assess our future prospects. In addition, from the date of our initial public offering in November 2005, we have purchased over 220 additional communities, including 83 communities from ARC. There can be no assurance that we will be able to successfully integrate and oversee the combined operations of BLC, Alterra and ARC and the additional communities purchased in these acquisitions. Accordingly, our financial performance to date may not be indicative of our long-term future performance and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a combined entity throughout the periods presented.

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

If we do not effectively manage our growth and successfully integrate new or recently-acquired or initiated operations into our existing operations, our business and financial results could be adversely affected.

Our growth has and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new or recently-acquired or initiated operations (including expansions, developments, acquisitions and the expansion of our ancillary services program) into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. There can be no assurance that we will be successful in attracting qualified individuals to the extent necessary, and management may expend significant time and energy attracting the appropriate personnel to manage assets we purchase in the future and our expansion and development activities. Also, the additional communities and expansion activities will require us to maintain consistent quality control measures that allow our management to effectively identify deviations that result in delivering care and services that are substandard, which may result in litigation and/or loss of licensure or certification. If we are unable to manage our growth effectively, successfully integrate new or recently-acquired or initiated operations into our existing business, or maintain consistent quality control measures, our business, financial condition and results of operations could be adversely affected.

Delays in obtaining regulatory approvals could hinder our plans to expand our ancillary services program, which could negatively impact our anticipated revenues, results of operations and cash flows.

We plan to continue to expand our offering of ancillary services (including therapy and home health) to additional communities.  In the current environment, it is difficult to obtain certain required regulatory approvals.  Delays in obtaining required regulatory approvals could impede our ability to expand to additional communities in accordance with our plans, which could negatively impact our anticipated revenues, results of operations and cash flows.

If we are unable to expand our communities in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.

We are currently working on projects that will expand several of our existing senior living communities over the next several years. We are also developing certain new senior living communities. These projects are in various stages of development and are subject to a number of factors over which we have little or no control. Such factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations. We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our expansion or development projects will be economically successful. Our failure to achieve our expansion and development plans could adversely impact our growth objectives, and our anticipated revenues and results of operations.

We may encounter difficulties in acquiring communities at attractive prices or integrating acquisitions with our operations, which may adversely affect our operations and financial condition.

We will continue to selectively target strategic acquisitions as opportunities arise. The process of integrating acquired communities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to achieve profitability and pay dividends to our stockholders. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire communities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of communities will not increase. Finally, when we are able to locate communities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

Unforeseen costs associated with the acquisition of communities could reduce our future profitability.

Our growth strategy contemplates selected future acquisitions of existing senior living operating companies and communities. Despite our extensive underwriting and due diligence procedures, communities that we have previously acquired or may acquire in the future may generate unexpectedly low or no returns or may not meet a risk profile that our investors find acceptable. In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired communities, including contingent liabilities, or newly acquired communities might require significant management attention that would otherwise be devoted to our ongoing business. For example, a community may require capital expenditures in excess of budgeted amounts, or it may experience management turnover that is higher than we project. These costs may negatively affect our future profitability.

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

Continued expansion of our business through the expansion of our existing communities, the development of new communities and the acquisition of existing senior living operating companies and communities will require additional capital, particularly if we were to accelerate our expansion and acquisition plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

We are susceptible to risks associated with the lifecare benefits that we offer the residents of our lifecare entrance fee communities.

As of December 31, 2007, we operated ten lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

Residents of these entrance fee communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although we screen potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to our communities during their lifetime, we cannot assure you that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, we have rights of set-off against the refundable portions of the residents’ deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that our communities must pay third parties to provide nursing care to residents of our communities, our results of operations and financial condition would be adversely affected.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations.

We have a high concentration of communities in various geographic areas, including the states of Florida, Texas, North Carolina, California, Colorado, Ohio and Arizona. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs and results of operations. In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by other severe weather conditions or natural disasters such as hurricanes, earthquakes or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

Termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels.

State regulations governing assisted living communities require written resident agreements with each resident. Several of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, many of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days’ notice. Unlike typical apartment leasing or independent living arrangements that involve lease agreements with specified leasing periods of up to a year or longer, in many instances we cannot contract with our assisted living residents to stay in those living spaces for longer periods of time. Our retirement center resident agreements generally provide for termination of the lease upon death or allow a resident to terminate his or her lease upon the need for a higher level of care not provided at the community.  If multiple residents terminate their resident agreements at or around the same time, our revenues, earnings and occupancy levels could be adversely affected. In addition, because of the demographics of our typical residents, including age and health, resident turnover rates in our communities are difficult to predict. As a result, the living spaces we lease may be unoccupied for a period of time, which could adversely affect our revenues and earnings.

Increases in the cost and availability of labor, including increased competition for or a shortage of skilled personnel, would have an adverse effect on our profitability and/or our ability to conduct our business operations.

Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our communities. Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care, social services and financial performance. Depending upon the size of the community, each Executive Director is supported by a community staff member who is directly responsible for day-to-day care of the residents and either community staff or regional support to oversee the community’s marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, therapy services, activities, housekeeping and engineering. We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our service charges. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from market to market. Although reliable industry-wide data on key employee retention does not exist, we believe that our employee retention rates are consistent with those of other national senior housing operators. In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules.  If there is an increase in our staffing and labor costs, our profitability would be negatively affected. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our ability to implement our growth strategy, and our overall operating results could be harmed.

Departure of our key officers could harm our business.

Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly: W.E. Sheriff, our Chief Executive Officer; Mark W. Ohlendorf, our Co-President and Chief Financial Officer; and John P. Rijos, our Co-President and Chief Operating Officer. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

Environmental contamination at any of our communities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely effect our liquidity and earnings.

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

Our operations are subject to regulation under various federal, state and local environmental laws, including those relating to: the handling, storage, transportation, treatment and disposal of medical waste products generated at our communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our properties.

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents. Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste, but the use of such waste management companies does not immunize us from alleged violations of such laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.

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

The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community’s market value.

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

We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

We are subject to risks associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding our internal control over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. Complying with these requirements is expensive, time consuming and subject to changes in regulatory requirements. The existence of one or more material weaknesses, management’s conclusion that its internal control over financial reporting is not effective, or the inability of our auditors to express an opinion that our internal control over financial reporting is effective, could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Risks Related to Pending Litigation

Complaints filed against us could, if adversely determined, subject us to a material loss.

In connection with the sale of certain communities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed.  The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, one of our subsidiaries, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group (“Fortress”), an affiliate of our largest stockholder, and R. Stanley Young, our former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of communities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of communities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, we filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of communities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those communities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, we filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. We also intend to vigorously defend this Second Action. Because these actions are in an early stage, we cannot estimate the possible range of loss, if any.

In addition, we have been and are currently involved in other litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Because our current policies provide for deductibles of $3.0 million for each claim, we are, in effect, self-insured for most claims.  If we experience a greater number of losses than we anticipate under these policies, our results of operation and financial condition could be adversely affected.

Risks Related to Our Industry

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business operations and profits.

The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. Also, in several of the states in which we operate or intend to operate, assisted living communities and/or skilled nursing facilities require a certificate of need before the community can be opened or the services at an existing community can be expanded. Furthermore, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws, particularly with respect to large for-profit, multi-community providers like us. These requirements, and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets and, if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer. We are unable to predict the future course of federal, state and local legislation or regulation. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, our earnings and operations could be adversely affected.

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-to plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation of a license at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our leases, trigger cross-defaults, trigger defaults under certain of our credit agreements or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community’s citation would impact another of our communities, this would also increase costs and result in increased surveillance by the state survey agency. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, the failure to comply with applicable legal and regulatory requirements in the future could result in a material adverse effect to our business as a whole.

There are various extremely complex federal and state laws governing a wide array of referral relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business. Under the Deficit Reduction Act of 2005, or DRA 2005, every entity that receives at least $5 million annually in Medicaid payments must have established written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal

False Claims Act, and similar state laws. Failure to comply with this new compliance requirement may potentially give rise to potential liability. DRA 2005 also creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act.

Additionally, we provide services and operate communities that participate in federal and/or state health care reimbursement programs, which makes us subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state and we cannot be sure that these laws will be interpreted consistently or in keeping with past practice. Violation of any of these laws can result in loss of licensure, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the applicable federal and/or state health care reimbursement program. Loss of licensure may also cause us to default under our leases and/or trigger cross-defaults.

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

All of our communities are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants.

We must also comply with the Fair Housing Act, which prohibits us from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our communities. Additionally, the Fair Housing Act and other state laws require that we advertise our services in such a way that we promote diversity and not limit it. We may be required, among other things, to change our marketing techniques to comply with these requirements.

In addition, we are required to operate our communities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other health care facilities, senior living communities are subject to periodic survey or inspection by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or bi-annual) schedule, and special surveys may result from a specific complaint filed by a resident, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with those requirements.

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

The senior living business entails an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. We have formed a wholly-owned “captive” insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. For the year ended December 31, 2007, we did not have any claims that exceeded our policy limits. However, there can be no guarantee that we will not have such claims in the future.

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

Overbuilding and increased competition may adversely affect our ability to generate and increase our revenues and profits and to pursue our business strategy.

The senior living industry is highly competitive, and we expect that it may become more competitive in the future. We compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, therapy services, life care at home, community-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial. We have experienced and expect to continue to experience increased competition in our efforts to acquire and operate senior living communities. Consequently, we may encounter increased competition that could limit our ability to attract new residents, raise resident fees or expand our business, which could have a material adverse effect on our revenues and earnings.

In addition, overbuilding in the late 1990’s in the senior living industry reduced the occupancy rates of many newly constructed buildings and, in some cases, reduced the monthly rate that some newly built and previously existing communities were able to obtain for their services. This resulted in lower revenues for certain of our communities during that time. While we believe that overbuilt markets have stabilized and should continue to be stabilized for the immediate future, we cannot be certain that the effects of this period of overbuilding will not effect our occupancy and resident fee rate levels in the future, nor can we be certain that another period of overbuilding in the future will not have the same effects. Moreover, while we believe that the new construction dynamics and the competitive environments in the states in which we operate are substantially similar to the national market, taken as a whole, if the dynamics or environment were to be significantly adverse in one or more of those states, it would have a disproportionate effect on our revenues (due to the large portion of our revenues that are generated in those states).

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2007, funds managed by affiliates of Fortress beneficially own 61,007,867 shares, or approximately 58.1% of our outstanding common stock (including unvested restricted shares). In addition, two of our directors are associated with Fortress. As a result, funds managed by affiliates of Fortress are able to control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly operating results;

•	changes in our dividend;

•	changes in our earnings estimates;

•	the contents of published research reports about us or the senior living industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur or lease obligations we may enter into in the future;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	speculation or reports by the press or investment community with respect to the Company or the senior living industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	changes or proposed changes in laws or regulations affecting the senior living industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market and economic conditions.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, series of preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both.  Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their share holdings in us.

We may issue all of the shares of our common stock that are authorized but unissued and not otherwise reserved for issuance under our stock incentive plans without any action or approval by our stockholders. We intend to continue to pursue selected acquisitions of senior living communities and may issue shares of common stock in connection with these acquisitions. Any shares issued in connection with our acquisitions or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At February 22, 2008, 101,945,227 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. In addition, following the completion of our initial public offering, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 2,000,000 shares of our common stock reserved for issuance under our stock incentive programs. In accordance with the terms of the Plan, the number of shares available for issuance increased by 400,000 shares on each of January 1, 2006, January 1, 2007 and January 1, 2008. On June 14, 2006, in connection with the initial 400,000 share increase and the shares we planned to issue to certain officers and employees of ARC in connection with our acquisition of ARC, we filed an amendment to our registration statement on Form S-8 to register an additional 2,900,000 shares of our common stock to be reserved for issuance under our stock incentive programs. Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under the registration statement on Form S-8 and on the amendment to Form S-8 will be available for sale into the public markets.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock if Fortress, our largest stockholder, defaults under credit agreements secured by its holdings of shares of our common stock.

On December 28, 2007, FIT Holdings LLC (an affiliate of Fortress), as borrower, entered into a loan agreement with Goldman Sachs Bank USA, as agent, Goldman, Sachs & Co., as collateral agent, and the lenders party thereto.  Pursuant to the loan agreement, the borrower has received a loan of approximately $250 million from the lenders, and this amount has been secured by, among other things, a pledge by the borrower and one or more of its wholly-owned subsidiaries of a total of 33,228,000 shares of our common stock owned by the borrower and such subsidiaries.  The 33,228,000 shares of common stock represented approximately 32.6% of our issued and outstanding common stock as of December 31, 2007.

The loan agreement contains customary default provisions and also requires cash collateralization of a portion of the borrowings by the borrower in the event the trading price of our common stock decreases below certain specified levels. In the event of a default under the loan agreement by the borrower, the collateral agent may foreclose upon any and all shares of common stock pledged to it and may seek recourse against the borrower and its subsidiary. The borrower has agreed in the loan agreement that if a shelf registration statement is not effective and usable for resales of any portion of the pledged common stock by the lenders as of or any time after January 4, 2008, the borrower will prepay a related portion of the borrowings.

We are not a party to the loan agreement and have no obligations thereunder.  Wesley R. Edens, the Chairman of our Board of Directors, owns an interest in Fortress.

Fluctuation of market interest rates may have an adverse effect on the value of your investment in our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend payment per share as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher rate of return on our common stock and therefore may seek securities paying higher dividends or interest or offering a higher rate of return than shares of our common stock. As a result, market interest rate fluctuations and other capital market conditions can affect the demand for and market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease, because current stockholders and potential investors will likely require a higher dividend yield and rate of return on our common stock as interest-bearing securities, such as bonds, offer more attractive relative returns.

Item 1B.            Unresolved Staff Comments.

None.

Item 2.                Properties.

Facilities

At December 31, 2007, we operated 550 facilities across 35 states, with the capacity to serve over 52,000 residents. Of the facilities we operated at December 31, 2007, we owned 171, we leased 357 pursuant to operating and capital leases, and 22 were managed by us and fully or majority owned by third parties.

The following table sets forth certain information regarding our facilities at December 31, 2007:

	Occupancy		Ownership Status
State	Units/Beds	Rate(1)	Owned	Leased	Managed	Total
Alabama	1,113	91.2%	2	5	—	7
Arizona	2,134	88.3%	3	11	2	16
California	3,057	92.5%	13	7	—	20
Colorado	2,907	86.3%	5	19	2	26
Connecticut	292	90.4%	—	2	—	2
Delaware	54	100.0%	1	—	—	1
Florida	8,876	89.3%	34	39	3	76
Georgia	568	84.3%	4	—	1	5
Idaho	228	100.0%	2	1	—	3
Illinois	2,485	91.6%	2	10	—	12
Indiana	1,150	86.2%	4	10	—	14
Iowa	139	93.5%	1	—	—	1
Kansas	1,322	89.6%	10	10	2	22
Kentucky	291	98.3%	—	1	—	1
Louisiana	84	81.0%	1	—	—	1
Massachusetts	282	92.2%	—	1	—	1
Michigan	2,545	91.5%	6	26	2	34
Minnesota	767	85.8%	—	16	1	17
Mississippi	54	44.4%	—	1	—	1
Missouri	948	89.6%	2	1	—	3
Nevada	306	89.5%	—	3	—	3
New Jersey	536	79.7%	2	6	—	8
New Mexico	343	97.1%	—	2	—	2
New York	1,196	97.2%	6	10	—	16
North Carolina	4,018	93.2%	3	50	—	53
Ohio	2,320	87.7%	14	19	—	33
Oklahoma	1,179	89.1%	3	24	1	28
Oregon	823	93.8%	4	8	—	12
Pennsylvania	958	88.9%	4	3	1	8
South Carolina	562	87.0%	4	7	—	11
Tennessee	1,403	79.8%	14	7	1	22
Texas	6,112	90.7%	19	33	6	58
Virginia	1,410	94.2%	2	3	—	5
Washington	1,198	90.4%	4	9	—	13
Wisconsin	426	92.0%	2	13	—	15
Total	52,086	90.0%	171	357	22	550

(1) Includes the impact of managed properties.

A significant majority of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 30,314 square foot corporate headquarters facility in Chicago, Illinois, our 51,988 square foot facility in Nashville, Tennessee and our 84,234 square foot facility in Milwaukee, Wisconsin.

Item 3.                Legal Proceedings.

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed.  The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, one of our subsidiaries, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group (“Fortress”), an affiliate of our largest stockholder, and R. Stanley Young, our former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, we filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plan to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, we filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. We also intend to vigorously defend this Second Action. Because these actions are in an early stage, we cannot estimate the possible range of loss, if any.

In addition, we have been and are currently involved in other litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Because our current policies provide for deductibles of $3.0 million for each claim, we are, in effect, self-insured for most claims.

Item 4.               Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 22, 2008:

Name	Age	Position
W.E. Sheriff	65	Chief Executive Officer
Mark W. Ohlendorf	47	Co-President and Chief Financial Officer
John P. Rijos	55	Co-President and Chief Operating Officer
T. Andrew Smith	47	Executive Vice President, General Counsel and Secretary
Bryan D. Richardson	49	Executive Vice President, Chief Administrative Officer and Chief Accounting Officer
Kristin A. Ferge	34	Executive Vice President and Treasurer
George T. Hicks	50	Executive Vice President – Finance
H. Todd Kaestner	52	Executive Vice President – Corporate Development
Mark A. Kultgen	49	Executive Vice President – Finance
Gregory B. Richard	53	Executive Vice President – Field Operations

W.E. Sheriff has served as our Chief Executive Officer since February 2008.  He previously served as our Co-Chief Executive Officer from July 2006 until February 2008. Previously, Mr. Sheriff served as Chairman and Chief Executive Officer of ARC and its predecessors since April 1984 and as its President since November 2003. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations.

Mark W. Ohlendorf became our Co-President in August 2005 and our Chief Financial Officer in March 2007. Mr. Ohlendorf previously served as Chief Executive Officer and President of Alterra from December 2003 until August 2005. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer of Alterra. Mr. Ohlendorf has over 25 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He is a member of the board of directors of the Assisted Living Federation of America.

John P. Rijos became our Co-President in August 2005 and our Chief Operating Officer in January 2008. Previously, Mr. Rijos served as President and Chief Operating Officer and as a director of BLC since August 2000. Prior to joining BLC in August 2000, Mr. Rijos spent 16 years with Lane Hospitality Group, owners and operators of over 40 hotels and resorts, as its President and Chief Operating Officer. From 1981 to 1985 he served as President of High Country Corporation, a Denver-based hotel development and management company. Prior to that time, Mr. Rijos was Vice President of Operations and Development of several large real estate trusts specializing in hotels. Mr. Rijos has over 25 years of experience in the acquisition, development and operation of hotels and resorts. He serves on many tourist-related operating boards and committees, as well as advisory committees for Holiday Inns, Sheraton Hotels and the City of Chicago and the Board of Trustees for Columbia College. Mr. Rijos is a certified hospitality administrator.

T. Andrew Smith became our Executive Vice President, General Counsel and Secretary in October 2006. Previously, Mr. Smith was with Bass, Berry & Sims PLC in Nashville, Tennessee from 1985 to 2006. Mr. Smith was a member of that firm’s corporate and securities group, and served as the chair of the firm’s healthcare group.

Bryan D. Richardson became our Executive Vice President in July 2006, our Chief Accounting Officer in September 2006 and our Chief Administrative Officer in January 2008. Previously, Mr. Richardson served as Executive Vice President – Finance and Chief Financial Officer of ARC since April 2003 and previously served as its Senior Vice President – Finance since April 2000. Mr. Richardson was formerly with a national graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994. Mr. Richardson was previously with the national public accounting firm PriceWaterhouseCoopers.

Kristin A. Ferge became our Executive Vice President and Treasurer in August 2005.  Ms. Ferge also served as our Chief Administrative Officer from March 2007 through December 2007. She previously served as Vice President, Chief Financial Officer and Treasurer of Alterra from December 2003 until August 2005. From April 2000 through December 2003, Ms. Ferge served as Alterra’s Vice President of Finance and Treasurer. Prior to joining Alterra, she worked in the audit division of KPMG LLP. Ms. Ferge is a certified public accountant.

George T. Hicks became our Executive Vice President – Finance in July 2006. Previously, Mr. Hicks served as Executive Vice President – Finance and Internal Audit, Secretary and Treasurer of ARC since September 1993. Mr. Hicks had served in various capacities for ARC’s predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President – Finance and Treasurer from November 1989 to September 1993.

H. Todd Kaestner became our Executive Vice President – Corporate Development in July 2006. Previously, Mr. Kaestner served as Executive Vice President – Corporate Development of ARC since September 1993. Mr. Kaestner served in various capacities for ARC’s predecessors since 1985, including Vice President – Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

Mark A. Kultgen became our Executive Vice President – Finance in September 2006. Previously, Mr. Kultgen was a partner with the national public accounting firm KPMG LLP from 2001 to 2006. His practice focused on accounting, corporate governance, auditing and control compliance. Prior to joining KPMG LLP, Mr. Kultgen was with Ernst & Young LLP from 1981 to 2001, serving in a number of roles in the firm’s audit and advisory divisions. Mr. Kultgen is a certified public accountant.

Gregory B. Richard has served as our Executive Vice President – Field Operations since January 2008.  He previously served as our Executive Vice President – Operations from July 2006 through December 2007. Previously, Mr. Richard served as Executive Vice President and Chief Operating Officer of ARC since January 2003 and previously served as its Executive Vice President-Community Operations since January 2000. Mr. Richard was formerly with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this, Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “BKD”.  The following table sets forth the range of high and low sales prices of our common stock and dividend information for each quarter for the last two fiscal years.

	Fiscal 2007
	High	Low	Dividends Declared
First Quarter	$49.70	$43.13	$0.45
Second Quarter	$48.36	$41.74	$0.50
Third Quarter	$45.80	$33.53	$0.50
Fourth Quarter	$41.70	$27.50	$0.50

	Fiscal 2006
	High	Low	Dividends Declared
First Quarter	$39.65	$29.30	$0.35
Second Quarter	$54.25	$36.29	$0.35
Third Quarter	$49.24	$39.80	$0.40
Fourth Quarter	$49.19	$43.31	$0.45

The closing sale price of our common stock as reported on the NYSE on February 22, 2008 was $23.85 per share. As of that date, there were approximately 631 holders of record of our common stock.

Dividend Policy

We intend to continue to pay regular quarterly dividends to the holders of our common stock. However, our ability to pay and maintain cash dividends is based on many factors, including our ability to execute our growth strategy, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units/beds, occupancy rates, entrance fee sales results, the rates we charge, our liquidity position and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. We expect to pay dividends that exceed our net income for the relevant period as calculated in accordance with GAAP. The failure to pay or maintain dividends would adversely affect our stock price.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.               Selected Financial Data.

The selected financial data should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our historical consolidated and combined financial statements and the related notes included elsewhere herein.  The consolidated and combined financial data includes Brookdale Living Communities, Inc. for all periods presented, Alterra Healthcare Corporation, effective December 1, 2003, and the acquisition of ARC, effective July 25, 2006.  Other acquisitions are discussed in Note 4 in the notes to the consolidated and combined financial statements.  Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2007 have been derived from our audited financial statements.

	For the Years Ended December 31, (1)
	2007	2006	2005	2004	2003

Fiscal Year ended December 31, (in thousands, except per share data)
Total revenue	$1,839,296	$1,309,913	$790,577	$660,872	$222,584
Facility operating expense	1,170,937	819,801	493,887	415,169	133,119
General and administrative expense	138,013	117,897	81,696	43,640	15,997
Facility lease expense	271,628	228,779	189,339	99,997	30,744
Depreciation and amortization	299,925	188,129	47,048	50,153	21,383
Total operating expense	1,880,503	1,354,606	811,970	608,959	201,243
(Loss) income from operations	(41,207)	(44,693)	(21,393)	51,913	21,341
Interest income	7,519	6,810	3,788	637	14,037
Interest expense
Debt	(143,991)	(97,694)	(46,248)	(63,634)	(25,106)
Amortization of deferred financing costs	(7,064)	(5,061)	(2,835)	(2,154)	(1,097)
Change in fair value of derivatives and amortization	(73,222)	(38)	3,992	3,176	—
(Loss) gain on extinguishment of debt	(2,683)	(1,526)	(3,996)	1,051	12,511
Loss on sale of properties	—	—	—	—	(24,513)
Equity in (loss) earnings of unconsolidated ventures	(3,386)	(3,705)	(838)	(931)	318
Other non-operating income	402	—	—	(114)	—
Loss before taxes	(263,632)	(145,907)	(67,530)	(10,056)	(2,509)
Benefit (provision) for income taxes	101,260	38,491	97	(11,111)	(139)
Loss before minority interest	(162,372)	(107,416)	(67,433)	(21,167)	(2,648)
Minority interest	393	(671)	16,575	11,734	1,284
Loss before discontinued operations and cumulative effect of a change in accounting principle	(161,979)	(108,087)	(50,858)	(9,433)	(1,364)
Loss on discontinued operations	—	—	(128)	(361)	(322)
Cumulative effect of a change in accounting principle, net of income taxes of $8,095	—	—	—	—	(7,277)
Net loss	$(161,979)	$(108,087)	$(50,986)	$(9,794)	$(8,963)

Basic and diluted loss per share(2)
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(1.60)	$(1.34)	$(1.35)	$(0.49)	$(0.12)
Loss on discontinued operations	—	—	—	(0.02)	(0.03)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(0.65)
Net loss	$(1.60)	$(1.34)	$(1.35)	$(0.51)	$(0.80)
Weighted average shares of common stock used in computing basic and diluted loss per share	101,511	80,842	37,636	19,185	11,142
Dividends declared per share of common stock	$1.95	$1.55	$0.50	—	—

Other Operating Data:
Total number of facilities (at end of period)	550	546	383	367	359
Total units/beds operated(3)	52,086	51,271	30,057	26,208	24,423
Occupancy rate at period end	90.7%	91.1%	89.6%	89.4%	87.5%
Average monthly revenue per unit/bed(4)	$3,577	$3,247	$2,991	$2,827	$2,660

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
As of December 31, (in thousands):
Cash and cash equivalents	$100,904	$68,034	$77,682	$86,858	$56,468
Total assets	4,811,622	4,756,000	1,697,811	746,625	1,656,582
Total debt	2,335,224	1,874,939	754,301	371,037	1,044,736
Total stockholders’ equity	1,419,538	1,764,012	630,403	40,091	237,744

__________

(1)
Prior to October 1, 2006, the effective portion of the change in fair value of derivatives was recorded in other comprehensive income and the ineffective portion was included in the change in fair value of derivatives in the consolidated and combined statements of operations.  On October 1, 2006, we elected to discontinue hedge accounting prospectively for the previously designated swap instruments.  Gains and losses accumulated in other comprehensive income at that date of $1.3 million related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt payments.  Although hedge accounting was discontinued on October 1, 2006, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheets and the change in fair value beginning October 1, 2006 has been included in the consolidated statements of operations.

(2)
Earnings per share for periods prior to our formation on September 30, 2005 have been presented as if the common shares described in note 1 to the consolidated and combined financial statements had been issued and were outstanding for the periods in which FIG controlled BLC, Alterra, FIT REN LLC (“FIT REN”) and Fortress CCRC Acquisition LLC (“Fortress CCRC”). Prior to September 30, 2005, non-FIG shareholders have been presented as minority interests.

(3)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(4)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our “Selected Financial Data” and our consolidated and combined financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.   In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations.  Please see additional risks and uncertainties described in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for more information. Factors that could cause such differences include those described in “Risk Factors” which appears elsewhere in this Annual Report on Form 10-K.

Executive Overview

Despite unfavorable conditions in the housing, credit and financial markets and a weakening overall economy during 2007, we made substantial progress in implementing our growth strategy, integrating our previous acquisitions, and building a platform for future growth. The following is a summary discussion of our progress during the twelve months ended December 31, 2007.

As more fully described in “Item 1. Business – Growth Strategy”, our primary growth objectives are to continue to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); and (iii) expansion of our existing communities and development of new communities.  Given the current market environment, we are focusing on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy. We anticipate a reduced level of acquisition activity over the near term when compared with historical levels. Nevertheless, as opportunities arise, we may also grow through the selective acquisition of additional operating companies and communities.  In addition, we may continue to seek to acquire the fee interest in communities that we currently operate through long term leases or management agreements.

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2007 and 2006 and the amount and percentage of increase or decrease of each applicable item (dollars in millions, except dividends per share).

	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Total revenues	$1,839.3	$1,309.9	$529.4	40.4%
Net loss	$(162.0)	$(108.1)	$53.9	49.9%
Adjusted EBITDA	$306.4	$200.6	$105.8	52.7%
Cash From Facility Operations	$148.8	$90.9	$57.9	63.7%
Facility Operating Income	$642.3	$476.3	$166.0	34.9%
Dividends declared per share of common stock	$1.95	$1.55	$0.40	25.8%

Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See “Non-GAAP Financial Measures” below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net loss to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by (used in) operating activities to Cash From Facility Operations.

During 2007, we increased our revenues, cash flows and dividends per share and achieved positive same-store results. Our revenues for the year ended December 31, 2007 increased to $1.8 billion, an increase of $529.4 million, or approximately 40.4%, over our revenues for the year ended December 31, 2006.  The increase in revenues was primarily a result of the number of acquisitions that we completed during the latter part of 2006, as revenues from these acquisitions are partially or entirely excluded from the prior period results.  In addition, our revenues increased as a result of a $330 increase in the average revenue per unit/bed compared to the prior period, as our average occupancy rate remained relatively stable across our portfolio.

During 2007, we increased our Cash From Facility Operations, Adjusted EBITDA and Facility Operating Income by 63.7%, 52.7% and 34.9%, respectively, when compared to 2006.  In addition, we increased our dividends declared per share by 25.8% over the prior year.

During 2007, we increased our Facility Operating Income 7.5% at the 425 communities we operated during both periods including the historical results of the ARC communities.  Our same store Facility Operating Income included $7.0 million of charges to facility operating expenses in the quarter ended December 31, 2007 (comprised of $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies).

During 2007, we continued to make progress in expanding our ancillary services offerings by completing the roll-out of our ancillary services program to over 12,000 additional units. Although the roll-out of ancillary services was ahead of our original plan for the year, we have faced some regulatory delays in expanding the home health portion of our business.  At December 31, 2007, we had approximately 28,000 units served by our therapy services programs and approximately 7,400 units served by home health programs.

In addition, we completed expansions at six communities during 2007 and had expansion projects underway at an additional 12 locations at December 31, 2007.  During 2007, we acquired a total of 15 communities increasing our community count by three and the number of communities we manage by one.  The number of communities owned or leased was unchanged by our acquisition of joint venture partner interests, our acquisition of remaining portions of owned facilities and our acquisition of service businesses.  As a result of our expansion and acquisition activity during 2007, the number of units we operated as of December 31, 2007 increased to 52,086, an increase of 815 units, or 1.6%, over the number we operated as of December 31, 2006.

We also continued to integrate various corporate functions and enhance our operating infrastructure during 2007.  For example, we substantially completed our rebranding initiative so that virtually all of our communities now utilize the Brookdale logo and name, which should result in significant marketing synergies. During 2007, we integrated various systems for our acquired businesses and expanded our existing systems platform, including standardizing various financial, operational and procurement systems. In addition, we implemented our One Source procurement program across the entire organization, which will allow us to achieve substantial cost savings and purchasing efficiencies.  Effective January 1, 2008, we also realigned our field operations organizational structure into seven geographic divisions, which will allow us to streamline our operations and sales management structure.

Although we made significant progress in 2007, our growth initiatives and operating results have been negatively impacted by unfavorable conditions in the housing, credit and financial markets. We believe that the deteriorating housing market and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our facilities, thus hindering our ability to increase occupancy above current levels.  In addition, we experienced volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term. Over the longer term, we expect to increase occupancy and that entrance fee sales will normalize.

Consolidated Results of Operations

Year Ended December 31, 2007 and 2006

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods. Refer to our Annual Report of Form 10-K for the year ended December 31, 2006, filed March 16, 2007 and the notes to the consolidated and combined financial statements included herein for additional information regarding 2006 acquisitions.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(in thousands)	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$547,594	$446,492	$101,102	22.6%
Assisted Living	795,294	615,226	180,068	29.3%
CCRCs	489,619	242,578	247,041	101.8%
Total resident fees	1,832,507	1,304,296	528,211	40.5%
Management fees	6,789	5,617	1,172	20.9%
Total revenue	1,839,296	1,309,913	529,383	40.4%
Expense
Facility operating expense
Retirement Centers	311,506	254,696	56,810	22.3%
Assisted Living	519,060	387,361	131,699	34.0%
CCRCs	340,371	177,744	162,627	91.5%
Total facility operating expense	1,170,937	819,801	351,136	42.8%
General and administrative expense	138,013	117,897	20,116	17.1%
Facility lease expense	271,628	228,779	42,849	18.7%
Depreciation and amortization	299,925	188,129	111,796	59.4%
Total operating expense	1,880,503	1,354,606	525,897	38.8%
Loss from operations	(41,207)	(44,693)	3,486	7.8%
Interest income	7,519	6,810	709	10.4%

Interest expense
Debt	(143,991)	(97,694)	(46,297)	(47.4%)
Amortization of deferred financing costs	(7,064)	(5,061)	(2,003)	(39.6%)
Change in fair value of derivatives and amortization	(73,222)	(38)	(73,184)	NM
Loss on extinguishment of debt	(2,683)	(1,526)	(1,157)	(75.8%)
Equity in loss of unconsolidated ventures	(3,386)	(3,705)	319	8.6%
Other non-operating income	402	—	402	100%
Loss before income taxes	(263,632)	(145,907)	(117,725)	(80.7%)
Benefit for income taxes	101,260	38,491	62,769	163.1%
Loss before minority interest	(162,372)	(107,416)	(54,956)	(51.2%)
Minority interest	393	(671)	1,064	158.6%
Net loss	$(161,979)	$(108,087)	$(53,892)	(49.9%)
Selected Operating and Other Data:
Total number of communities (at end of period)	550	546	4	0.7%
Total units/beds operated(1)	52,086	51,271	815	1.6%
Owned/leased communities units/beds	47,670	46,723	947	2.0%
Owned/leased communities occupancy rate:
Period end	90.6%	91.1%	(0.5%)	(0.5%)
Weighted average	90.7%	90.4%	0.3%	0.3%
Average monthly revenue per unit/bed(2)	$3,577	$3,247	$330	10.2%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	87	85	2	2.4%
Total units/beds(1)	15,990	15,741	249	1.6%
Occupancy rate:
Period end	91.1%	92.4%	(1.3%)	(1.4%)
Weighted average	91.8%	92.4%	(0.6%)	(0.6%)
Average monthly revenue per unit/bed(2)	$3,117	$2,918	$199	6.8%
Assisted Living
Number of communities (period end)	409	405	4	1.0%
Total units/beds(1)	21,087	20,762	325	1.6%
Occupancy rate:
Period end	89.7%	89.7%	—	—
Weighted average	89.7%	89.7%	—	—
Average monthly revenue per unit/bed(2)	$3,507	$3,258	$249	7.6%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(1)	10,593	10,220	373	3.6%
Occupancy rate:
Period end	91.7%	91.8%	(0.1%)	(0.1%)
Weighted average	90.9%	87.9%	3.0%	3.4%
Average monthly revenue per unit/bed(2)	$4,498	$4,064	$434	10.7%
Management Services
Number of communities (period end)	22	24	(2)	(8.3%)
Total units/beds(1)	4,416	4,548	(132)	(2.9%)
Occupancy rate:
Period end	83.1%	92.6%	(9.5%)	(10.3%)
Weighted average	87.1%	92.3%	(5.2%)	(5.6%)

Selected Entrance Fee Data:			2007
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$3,916	$4,726	$5,673	$5,015	$19,330
Refundable entrance fees sales(3)	4,258	4,064	8,696	8,901	25,919
Total entrance fee receipts	8,174	8,790	14,369	13,916	45,249
Refunds	(6,315)	(4,089)	(5,084)	(4,069)	(19,557)
Net entrance fees	$1,859	$4,701	$9,285	$9,847	$25,692

			2006
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$448	$165	$3,716	$8,467	$12,796
Refundable entrance fees sales	1,621	1,135	4,144	7,860	14,760
Total entrance fee receipts	2,069	1,300	7,860	16,327	27,556
Refunds	(703)	(308)	(3,529)	(4,648)	(9,188)
Net entrance fees	$1,366	$992	$4,331	$11,679	$18,368

__________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(3)
Refundable entrance fee sales for the year ended December 31, 2007 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.2 million, $3.6 million and $4.7 million in the second, third and fourth quarters of 2007, respectively.  We did not receive any MyChoice amounts from existing residents during the first quarter of 2007.

As of December 31, 2007, our total operations included 550 communities with a capacity to serve 52,086 residents.  During 2007, our total portfolio grew by three communities and our resident capacity increase by 815 units.  During 2007, we focused substantial resources on furthering the integration of the communities that we acquired during 2006.

Our 2007 results were also affected by our continuing implementation of our ancillary services programs at a number of our locations as described above.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year primarily due to the number of acquisitions that we completed during 2006 and 2007, as resident fees from these acquisitions are partially or entirely excluded from the prior period results.  Including the effect of the historical results of the ARC facilities only partially included in our results of operations in 2006, resident fees increased by approximately $94.4 million, or 6.9%, at the 425 communities we operated during both periods, driven primarily by an increase of 6.9% in the average monthly revenue per unit/bed.  Average occupancy at these 425 communities was 90.9% in 2007 and 2006.

Retirement centers revenue increased $101.1 million, or 22.6%, primarily due to the inclusion of facilities acquired during 2006 and 2007, as resident fees from these acquisitions are partially or entirely excluded from the prior period results.  Revenue growth was also impacted by an increase in the average monthly revenue per unit/bed at the facilities we operated during both periods.  Occupancy at these facilities remained fairly constant period over period.

Assisted living revenue increased $180.1 million, or 29.3%, primarily due to the 2006 and 2007 acquisitions. In addition, resident fees increased as a result of an increase in the average monthly revenue per unit/bed, coupled with relatively constant occupancy as compared to the same period in the prior-year.

CCRCs revenue increased $247.0 million, or 101.8%, primarily due to the acquisition of ARC in the third quarter of 2006.

Management Fees

The increase in management fees over the prior-year is primarily due to the acquisition of management contracts in conjunction with the ARC acquisition in July 2006.  The increase is partially offset by the termination of ten management agreements during 2006.

Facility Operating Expense

Facility operating expense increased over the prior-year same period mainly due to the ARC acquisition as well as other 2006 and 2007 acquisitions.  The increase was primarily due to additional salaries, wages and benefits resulting from these acquisitions.  In addition, for the quarter ended December 31, 2007, we recorded $7.0 million of charges to facility operating expenses comprised of $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies. Including the effect of the historical results of the ARC facilities only partially included in our results of operations in 2006, facility operating expense increased by 6.5% at the 425 communities we operated in both periods.

Retirement centers operating expenses increased $56.8 million, or 22.3%, primarily due to increased salaries, wages and benefits primarily as a result of the 2006 acquisitions and additional 2007 acquisitions.

Assisted living operating expenses increased $131.7 million, or 34.0%, primarily due to increased salaries, wages and benefits primarily as a result of the 2006 acquisitions and additional 2007 acquisitions.

CCRCs operating expenses increased $162.6 million, or 91.5%, primarily due to the 2006 acquisition of ARC.

General and Administrative Expense

General and administrative expenses increased $20.1 million, or 17.1%, primarily as a result of an increase in salaries, wages and benefits due to an increase in the number of employees in connection with the 2006 acquisition of ARC.  Additionally, general and administrative expense was positively impacted during the year by a receivable related to a collateral recovery of $4.2 million from an insurance carrier recorded in the second quarter which was largely offset by other insurance activity and a decrease of $6.5 million in non-cash compensation expense in connection with previously expensed performance-based restricted stock grants.  General and administrative expense as a percentage of total revenue, including revenue generated by the facilities we manage, was 5.0% and 5.4% for the year ended December 31, 2007 and 2006, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006
Resident fee revenues	$1,832,507	$1,304,296
Resident fee revenues under management	150,204	73,507
Total	$1,982,711	$1,377,803

General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $39.2 million and $43.4 million in 2007 and 2006, respectively)	$98,858	$74,449
General and administrative expenses as % of total revenues	5.0%	5.4%

Facility Lease Expense

Lease expense increased by $42.8 million, or 18.7%, primarily due to the ARC acquisition in July 2006 as well as other 2006 and 2007 acquisitions and expense increases based on rent escalators included in the lease agreements.  The increase in expense is partially offset by a decrease in lease expense resulting from the purchase of previously leased assets in the fourth quarter of 2006.  Lease expense includes straight-line rent expense of $25.4 million and $24.7 million for the years ended December 31, 2007 and 2006, respectively, and is partially offset by $4.3 million of additional deferred gain amortization for both periods.

Depreciation and Amortization

Total depreciation and amortization expense increased by $111.8 million, or 59.4%, primarily due to the acquisition of ARC as well as other 2006 and 2007 acquisitions.  The increase was partially offset by a decrease in expense for resident in-place lease intangibles which were fully depreciated at the end of 2006.

Interest Income

Interest income increased $0.7 million, or 10.4%, primarily due to the acquisition of ARC in July 2006.

Interest Expense

Interest expense increased $121.5 million, or 118.2%, primarily due to additional debt incurred in connection with our acquisitions as well as the change in fair value of our interest rate swaps for the year ended December 31, 2007.  During the year, we recognized approximately $73.2 million of interest expense related to the change in fair value and amortization of our interest rate swaps due to declines in the LIBOR yield curve which resulted in a change in the fair value of the swaps.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to fixed rate.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly.  The effective portion of the change in fair value of derivatives was excluded from interest expense and was included in other comprehensive loss for the nine months ended September 30, 2006.  On October 1, 2006, we discontinued hedge accounting and the changes in fair value of derivatives have been included in interest expense prospectively.

Income Taxes

The increase in the income tax benefit over the same prior year period is due to an increase in the effective tax rate from 26.4% in 2006 to 38.4% in 2007.  This increase is primarily due to the ability of the Company to record a tax benefit on its entire 2007 loss, compared to benefiting the losses in 2006 after the acquisition of ARC, which occurred in July 2006.

Year Ended December 31, 2006 and 2005

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated and combined financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of our formation transaction on September 30, 2005 and our acquisitions during 2006 and 2005. See note 4 to the consolidated and combined financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007 for detailed information regarding 2006 and 2005 acquisitions.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(in thousands)	Years Ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$446,492	$330,400	116,092	35.1%
Assisted Living	615,226	405,183	210,043	51.8%
CCRCs	242,578	51,132	191,446	374.4%
Total resident fees	1,304,296	786,715	517,581	65.8%
Management fees	5,617	3,862	1,755	45.4%
Total revenue	1,309,913	790,577	519,336	65.7%
Expense
Facility operating expense
Retirement Centers	254,696	191,043	63,653	33.3%
Assisted Living	387,361	261,230	126,131	48.3%
CCRCs	177,744	41,614	136,130	327.1%
Total facility operating expense	819,801	493,887	325,914	66.0%
General and administrative expense	117,897	81,696	36,201	44.3%
Facility lease expense	228,779	189,339	39,440	20.8%
Depreciation and amortization	188,129	47,048	141,081	299.9%
Total operating expense	1,354,606	811,970	542,636	66.8%
Loss from operations	(44,693)	(21,393)	(23,300)	(108.9%)
Interest income	6,810	3,788	3,022	79.8%
Interest expense
Debt	(97,694)	(46,248)	(51,446)	(111.2%)
Amortization of deferred financing costs	(5,061)	(2,835)	(2,226)	(78.5%)
Change in fair value of derivatives and amortization	(38)	3,992	(4,030)	(101.0%)
Loss on extinguishment of debt	(1,526)	(3,996)	2,470	61.8%
Equity in loss of unconsolidated ventures	(3,705)	(838)	(2,867)	(342.1%)
Loss before income taxes	(145,907)	(67,530)	(78,377)	(116.1%)
Benefit for income taxes	38,491	97	38,394	NM
Loss before minority interest	(107,416)	(67,433)	(39,983)	(59.3%)
Minority interest	(671)	16,575	(17,246)	(104.0%)
Loss before discontinued operations	(108,087)	(50,858)	(57,229)	(112.5%)
Loss on discontinued operations	—	(128)	128	100.0%
Net loss	$(108,087)	$(50,986)	$(57,101)	(112.0%)

Selected Operating and Other Data:
Total number of communities (at end of period)	546	383	163	42.6%
Total units/beds operated(1)	51,271	30,057	21,214	70.6%
Owned/leased communities units/beds	46,723	26,807	19,916	74.3%
Owned/leased communities occupancy rate:
Period end	91.1%	89.6%	1.5%	1.7%
Weighted average	90.4%	88.9%	1.5%	1.7%
Average monthly revenue per unit/bed(2)	$3,247	$2,991	$256	8.6%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	67	18	26.9%
Total units/beds(1)	15,741	11,510	4,231	36.8%
Occupancy rate:
Period end	92.4%	92.4%	—	—
Weighted average	92.4%	92.3%	0.1%	0.1%
Average monthly rate per unit/bed(2)	$2,918	$2,745	$173	6.3%

Assisted Living
Number of communities (period end)	405	294	111	37.8%
Total units/beds(1)	20,762	12,481	8,281	66.3%
Occupancy rate:
Period end	89.7%	88.4%	1.3%	1.5%
Weighted average	89.7%	87.1%	2.6%	3.0%
Average monthly rate per unit/bed(2)	$3,258	$3,153	$105	3.3%
CCRCs
Number of communities (period end)	32	6	26	433.3%
Total units/beds(1)	10,220	2,816	7,404	262.9%
Occupancy rate:
Period end	91.8%	80.4%	11.4%	14.2%
Weighted average	87.9%	78.7%	9.2%	11.7%
Average monthly rate per unit/bed(2)	$4,064	$3,613	$451	12.5%
Management Services
Number of communities (period end)	24	16	8	50.0%
Total units/beds(1)	4,548	3,250	1,298	39.9%
Occupancy rate:
Period end	92.6%	88.4%	4.2%	4.8%
Weighted average	92.3%	84.5%	7.8%	9.2%

Selected Entrance Fee Data:			2006
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$448	$165	$3,716	$8,467	$12,796
Refundable entrance fees sales	1,621	1,135	4,144	7,860	14,760
Total entrance fee receipts	2,069	1,300	7,860	16,327	27,556
Refunds	(703)	(308)	(3,529)	(4,648)	(9,188)
Net entrance fees	$1,366	$992	$4,331	$11,679	$18,368
			2005
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$—	$273	$427	$486	$1,186
Refundable entrance fees sales	—	986	1,544	1,513	4,043
Total entrance fee receipts	—	1,259	1,971	1,999	5,229
Refunds	—	(257)	(1,413)	(1,065)	(2,735)
Net entrance fees	$—	$1,002	$558	$934	$2,494

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

As of December 31, 2006, our total operations included 546 communities with a capacity to serve 51,271 residents.  During 2006, our total portfolio grew by 163 communities and our resident capacity increased by 21,214 as we completed a number of acquisitions, including the acquisition of ARC.

Our 2006 results were also affected by our continuing implementation of our ancillary services programs at a number of our locations.

Resident Fees

The increase in resident fee revenue was primarily due to the acquisition of ARC and additional acquisitions during 2006 and a full year of operations for the 2005 acquisitions.  Including the effect of the historical results of the ARC facilities only partially included in our results of operations in 2006, resident fees increased by approximately $79.2 million, or 7.1%, at the 405 communities we operated during both periods.  Occupancy at these 405 communities increased by approximately 1.0%.

Retirement centers revenue increased $116.1 million, or 35.1%, primarily due to the acquisition of ARC and additional acquisitions during 2006 and a full year of operations for the 2005 acquisitions. Revenues were also positively impacted by increases in occupancy and average rate for the communities operated in the same period in the prior year.

Assisted living revenue increased $210.0 million, or 51.8%, primarily due to the acquisition of ARC and additional acquisitions during 2006, a 3.0% increase in average occupancy and a 3.3% increase in average monthly rent per unit/bed.

CCRCs revenue increased $191.4 million, or 374.4%, primarily due to the acquisition of ARC and additional acquisitions in 2006 and a full year of operations of the Fortress CCRC Portfolio acquired in April 2005.

Management Fees

Management fee revenue increased over this period primarily due to the acquisition of ARC, partially offset by the termination of ten management agreements during 2006, net of termination fees received of $0.6 million.

Facilities Operating Expense

The increase was primarily due to increases in salaries, wages and benefits, the inclusion of the operations of ARC and additional 2006 acquisitions and a full year of the operations of 2005 acquisitions, partially offset by cost savings from procurement arrangements.  Including the effect of the historical results of the ARC facilities only partially included in our results of operations in 2006, facility operating expense increased by approximately $29.4 million, or 4.1%, at the 405 communities we operated during both periods.

Retirement centers operating expenses increased $63.7 million, or 33.3%, primarily due to the acquisition of ARC and additional 2006 acquisitions and a full year of the operations of 2005 acquisitions. The balance was primarily due to increases in salaries, wages and benefits.

Assisted living operating expenses increased $126.1 million, or 48.3%, primarily due to increased salaries, wages and benefits as a result of increased occupancy and level of care provided to residents and partially offset by a non-cash benefit of $4.1 million and $4.7 million for the years ended December 31, 2006 and 2005, respectively, related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

CCRCs operating expenses increased $136.1 million, or 327.1%, primarily due to the acquisition of ARC and a full year of operations of the Fortress CCRC Portfolio acquired in April 2005.

General and Administrative Expense

General and administrative expenses increased $36.2 million, or 44.3%, primarily as a result of a $10.9 million increase of merger and integration costs, $3.9 million increase of non-cash compensation expense in connection with restricted stock grants, an increase in salaries, wages and benefits, and an increase in the number of employees in connection with the acquisition of ARC. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage was 5.4% for each of the years ended December 31, 2006 and 2005, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005
Resident fee revenues	$1,304,296	$786,715
Resident fee revenues under management	73,507	77,375
Total	$1,377,803	$864,090

General and administrative expenses (excluding merger and integration expenses, non-cash stock compensation expense totaling $43.4 million and $35.2 million in 2006 and 2005, respectively, with 2005 including bonuses in connection with a restricted stock grant)	$74,449	$46,504
General and administrative expenses as % of total revenues	5.4%	5.4%

Facility Lease Expense

Lease expense increased $39.4 million, or 20.8%, primarily due to the addition of 55 operating leases in connection with acquisitions partially offset by the November 30, 2006 purchase of 30 communities previously leased by us.

Depreciation and Amortization

Total depreciation and amortization expense increased by $141.1 million, or 299.9%, primarily due to the acquisition of ARC and additional acquisitions in 2005 and 2006.

Interest Income

Interest income increased $3.0 million, or 79.8%, primarily due to the acquisition of ARC and an increase in invested cash and cash equivalents resulting from our follow-on equity offering, and cash generated from operations, partially offset by a decrease in interest income from lease security deposits and cash and investment restricted as a result of issuing letters of credit to secure our obligations.

Interest Expense

Interest expense increased $57.7 million, or 128.0%, primarily due to approximately $1.2 billion of new debt assumed or incurred in connection with the acquisition of ARC and with our 2006 acquisitions and fees related to the issuance of additional letters of credit.

Income Taxes

Benefit for income taxes increased $38.4 million primarily due to the ARC acquisition and additional acquisitions during 2006 and 2005 that allowed us to reduce our valuation allowance.

Minority Interest

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

Revenue Recognition and Assumptions at Entrance Fee Communities

Our ten entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the nonrefundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple.  In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit contingent upon resale.  We estimate the portion of such entrance fees that will be repaid to the resident from other contingently refundable entrance fees received or non-refundable entrance fees received and record that portion as deferred revenue with the remainder classified as refundable entrance fees.  The portion recorded as deferred revenue is amortized over the life of the entrance fee building.   We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

Obligation to Provide Future Services

Annually, we calculate the present value of the net cost of future services and the use of communities to be provided to current residents of certain of our CCRCs and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services and the use of communities exceeds the non-refundable deferred revenue from entrance fees, a liability is recorded (obligation to provide future services and use of communities) with a corresponding charge to income.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, our current policy provides for deductibles of $3.0 million for each and every claim.  The amount of liquid assets available to satisfy these deductible obligations is $7.7 million (classified as cash and escrow deposits – restricted in the consolidated balance sheets).  As a result, we are effectively self-insured for most claims. In addition, we maintain a self-insured workers compensation program (with excess loss coverage above $0.5 million per individual claim) and a self-insured employee medical program (with excess loss coverage above $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2007 and 2006, we have a valuation allowance against deferred tax assets of approximately $6.4 million and $6.0 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in either income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2007, we operated 357 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Communities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $15.5 million, and $8.5 million as of December 31, 2007 and 2006, respectively.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Approximately 89.0% and 11.0% of our resident and healthcare revenues for the year ended December 31, 2007 were derived from private pay customers and services covered by various third-party payor programs, including Medicare and Medicaid, respectively.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets, Goodwill and Purchase Accounting

As of December 31, 2007 and 2006, our long-lived assets were comprised primarily of $3.8 billion and $3.7 billion, respectively, of property, plant and equipment and leasehold interests. In accounting for our long-lived assets, other than goodwill, we apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with our acquisition of ARC and our formation transactions was allocated to the reportable segment and included in our application of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  We account for goodwill under the provisions of SFAS No. 142.  As of December 31, 2007 and 2006, we had $328.9 million and $324.8 million of goodwill, respectively.

The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections, on a discounted basis under SFAS 142 and on an undiscounted basis under SFAS 144, that assume certain future revenue and cost levels, assumed capitalization and discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. Future events may indicate differences from management’s current judgments and estimates, which could, in turn, result in impairment. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, differences in projected occupancy rates and changes in the cost structure of existing communities.

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

Stock-Based Compensation

We adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), in connection with initial grants of restricted stock effective August 2005, which were converted into shares of our restricted stock on September 30, 2005 in connection with our formation transaction. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

New Accounting Pronouncements

The information required by this Item is provided in note 2 of the notes to the consolidated and combined financial statements contained in Item 8. Financial Statements and Supplementary Data.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated and Combined Statements of Cash Flows (dollars in thousands):

	Year Ended December 31,
	2007	2006
Cash provided by operating activities	$199,662	$85,912
Cash used in investing activities	(358,419)	(2,002,686)
Cash provided by financing activities	191,627	1,907,126
Net increase (decrease) in cash and cash equivalents	32,870	(9,648)
Cash and cash equivalents at beginning of period	68,034	77,682
Cash and cash equivalents at end of period	100,904	68,034

The increase in cash provided by operating activities was primarily attributable to the effect of acquisitions completed during 2006 (most notably, the acquisition of ARC), as well as the overall improved performance of the communities we operated during both periods.

The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition activity in the current year.  This decrease was partially offset by an increase in additions to property, plant, equipment and leasehold intangibles, as well as an increase in restricted cash for our swap collateral deposits in the current year.  The increase in restricted cash in 2007 was partially offset by our substitution of letters of credit for cash previously securing certain of our obligations in the prior year.

The decrease in cash provided by financing activities was primarily due to a decrease in cash received from the issuance of common stock and a decrease in net proceeds from the issuance of debt, both of which primarily resulted from reduced acquisition activity in the current year. This decrease was partially offset by an increase in dividends and reduced capital lease obligation payments resulting from our acquisition of the Freedom Square Portfolio (and the associated capital lease termination) in the current year.

Our principal sources of liquidity are expected to be from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facility;
•	proceeds from mortgage financing or refinancing of various assets;
•	proceeds from the selective disposition of underperforming assets;
•	funds raised in the debt or equity markets; and
•	funds generated through joint venture arrangements or sale-leaseback transactions.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments; and
•	other corporate initiatives (including integration and branding).

We are highly leveraged, and have significant debt and lease obligations.  At December 31, 2007, we had $1.8 billion of debt outstanding, excluding our line of credit and capital lease obligations, at a weighted-average interest rate of 6.38%.  At December 31, 2007, we had $2.1 billion of total debt outstanding, excluding our line of credit, of which $18.0 million was due on or before December 31, 2008.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2008, we will be required to make approximately $254.0 million of payments in connection with our existing operating leases.

We had $100.9 million of cash and cash equivalents at December 31, 2007, excluding cash and escrow deposits-restricted and lease security deposits of $118.0 million.  Additionally, we had $81.6 million available under our corporate credit facility and $11.4 million of unused capacity under our letter of credit facility.

At December 31, 2007, we had $257.9 million of negative working capital, which includes the classification of $205.8 million of refundable entrance fees and $31.9 million in tenant deposits as current liabilities. Based upon our historical operating experience, we anticipate that only 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $25.7 million of cash for the year ended December 31, 2007.

For the year ending December 31, 2008, we anticipate that we will make investments of approximately $100 million to $115 million for capital expenditures, comprised of approximately $25 million to $30 million of net recurring capital expenditures (including corporate capital expenditures), approximately $35 million to $40 million of net capital expenditures in connection with our community expansion and development program, and approximately $40 million to $45 million of expenditures relating to other major projects.  Other major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures, and expenditures supporting the expansion of our ancillary services programs.  We anticipate funding our expansion and development program primarily through debt and lease financings for those projects.  We expect that our other anticipated capital expenditures will be funded from cash on hand, cash flows from operations, amounts drawn on our credit facility and proceeds from the refinancing of various assets.  There can be no assurance that any such financings or refinancings will be available to us or on terms that are acceptable to us.

Through 2007, we focused on growth primarily through acquisition, spending approximately $2.2 billion during 2007 and 2006 on acquiring communities and companies, excluding fees, expenses and assumption of debt.  Given the current market environment, we anticipate a reduced level of acquisition activity over the near term, and consequently reduced acquisition spending, as we focus on integrating previous acquisitions and the other components of our growth strategy.

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to fixed rate.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  For example, cash collateral posted as of December 31, 2007 and January 31, 2008 was approximately $5.0 million and $40.3 million, respectively.  During the month of January 2008, we posted up to $43.9 million in collateral.  If we are required to post additional collateral in connection with our interest rate swaps, our liquidity could be negatively impacted.

We expect to continue to fund our business through our principal sources of liquidity. Primarily, during 2008, we anticipate that our liquidity will come from cash on hand, cash flows from operations, amounts drawn on our credit facility and proceeds from the refinancing of various assets. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically.  If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities or to reduce our dividends, any of which could harm our business.

We currently estimate that our existing cash flows from operations, together with existing working capital, amounts drawn under our credit facility and proceeds from anticipated refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, the actual level of capital expenditures, our expansion, development and acquisition activity, general economic conditions and the cost of capital.  Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our business and growth strategies.  As a result, this may impact our ability to grow our business, pay dividends, maintain capital spending levels, expand certain communities, or execute other aspects of our business strategy.  In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding.  There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Credit Facility

As of December 31, 2007, we had available a secured line of credit of $320.0 million ($70.0 million letter of credit sublimit) and a separate letter of credit facility of up to $80.0 million.  The line of credit bears interest at the base rate plus 0.50% or LIBOR plus 1.50%, at our election.  We must also pay an annual fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facilities.  In connection with entering into the credit facility agreement, we paid a commitment fee of 0.50% and are subject to a non-use fee of 0.25% on all unutilized amounts.  On October 10, 2007, we amended our credit facility agreement to, among other things, revise certain financial covenants and to address certain administrative matters.  The amended agreement matures on November 15, 2008 subject to extension at our unilateral option for two three-month extension periods and payment of a 0.1875% commitment fee with respect to each extension.  As a result of our unilateral extension rights, amounts drawn against the credit agreement at December 31, 2007 have been classified as long-term on our Consolidated Balance Sheets.

In connection with the credit agreement, we and certain of our subsidiaries, as guarantors, entered into a guarantee and pledge agreement in favor of Lehman Commercial Paper Inc., as administrative agent for the banks and other financial institutions from time to time parties to the credit agreement, pursuant to which certain of the guarantors guarantee the prompt and complete payment and performance when due by us of our obligations under the credit agreement and certain of the guarantors pledge certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the credit agreement and under the guarantee. The pledged assets include, among other things, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing, all supporting obligations in respect of any of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing.

The credit agreement contains typical representations and covenants for loans of this type. A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments and loans under the credit agreement and all other amounts owing under the credit agreement and certain other loan and lease agreements becoming immediately due and payable.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2007.

		Payments Due by Twelve Months Ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
Contractual Obligations:
Long-term debt obligations(1)(2)	$2,595,263	$120,135	$643,356	$190,038	$144,401	$896,352	$600,981
Capital lease obligations(1)	491,518	42,989	43,777	45,653	46,857	46,161	266,081
Operating lease obligations(3)	2,914,347	253,952	259,005	261,664	264,663	265,554	1,609,509
Purchase obligations(4)	1,155	1,155	—	—	—	—	—
Refundable entrance fee obligations(5)	205,829	22,641	22,641	22,641	22,641	22,641	92,624
Total contractual obligations	6,208,112	440,872	968,779	519,996	478,562	1,230,708	2,569,195

Total commercial commitments	$129,087	$97,184	$31,903	$—	$—	$—	$—

      __________

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2007 rate.

(2)
$47.0 million of principal has been classified beyond its initial maturity date due to the subsequent consummation of a refinancing which extended the maturity date and $198.0 million has been classified beyond its initial maturity date due to our unilateral option to extend the initial maturity date.

(3)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2007 rate.

(4)	Represents minimum purchase commitments pursuant to contracts with suppliers.

(5)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of December 31, 2007, 2006 and 2005, our outstanding property-level secured debt was $2.1 billion, $1.7 billion and $754.3 million, respectively.

During 2007, we incurred $591.5 million of additional property-level debt primarily related to the financing of acquisitions, the expansion of certain communities and the releveraging of certain assets.  Approximately $256.4 million of the new debt was issued at a variable interest rate (subject to hedge agreements that may effectively cap or convert the debt to a fixed rate) and the remaining $335.1 million was issued at a fixed interest rate.  Refer to the Notes to the Consolidated and Combined Financial Statements for a detailed discussion of the new debt and related terms.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and our lease security deposits with cash and letters of credit aggregating $18.7 million and $57.0 million, and $26.2 million and $58.1 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

Long-Term Leases

As of December 31, 2007, we have 357 communities under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

Two portfolio leases have or had a floating-rate debt component built into the lease payments.  We acquired one of the portfolios on December 30, 2005.  Prior to the acquisition, the lease payment was a pass through of debt service, which includes $100.8 million of floating rate tax-exempt debt that was credit enhanced by Fannie Mae.  Through a series of financial instruments including interest rate caps and an interest rate swap, our variable rate exposure under this lease is entirely hedged.  The second lease includes $102.6 million of variable rate mortgages and/or tax exempt debt that is credit enhanced by Freddie Mac.  Our variable rate exposure under this second lease is hedged through an interest rate swap.

For the year ended December 31, 2007, our minimum annual cash lease payments for our capital/financing leases and operating leases were approximately $43.0 million and $248.7 million, respectively.

As of December 31, 2007, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge debt coverage.

Hedging

In the normal course of business, we use a variety of financial instruments to hedge interest rate risk.  We have historically entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.

All derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheet at fair value.

The following table summarizes our swap instruments at December 31, 2007 (dollars in thousands):

Current notional balance	$1,425,441
Highest possible notional	$1,425,441
Lowest interest rate	3.36%
Highest interest rate	5.00%
Average fixed rate	4.54%
Earliest maturity date	2008
Latest maturity date	2014
Weighted average original maturity	4.3 years
Estimated liability fair value (included in other liabilities at December 31, 2007)	$12,691
Estimated asset fair value (included in other assets at December 31, 2007)	$78

Impacts of Inflation

Resident fees from the communities we own or lease and management fees from communities we manage for third parties are our primary sources of revenue. These revenues are affected by the amount of monthly resident fee rates and community occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our communities operate. Substantially all of our retirement center, assisted living, and CCRC residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than every 12 or 13 months thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse affect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

At December 31, 2007, approximately $1.2 billion of our indebtedness, excluding our line of credit, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate swaps and interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our line of credit.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	amortization of deferred gain;

•	straight-line rent expense (income);

•	amortization of deferred entrance fees; and

•	non-cash compensation expense;

and including:

•	entrance fee receipts and refunds.

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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Years Ended December 31, (1)(2)
	2007(3)	2006	2005(4)
Net loss	$(161,979)	$(108,087)	$(50,986)
Loss on discontinued operations	—	—	128
Benefit for income taxes	(101,260)	(38,491)	(97)
Other non-operating income	(402)	—	—
Minority interest	(393)	671	(16,575)
Equity in loss of unconsolidated ventures	3,386	3,705	838
Loss on extinguishment of debt	2,683	1,526	3,996
Interest expense Debt	114,518	74,133	37,049
Capitalized lease obligation	29,473	23,561	9,199
Amortization of deferred financing costs	7,064	5,061	2,835
Change in fair value of derivatives and amortization	73,222	38	(3,992)
Interest income	(7,519)	(6,810)	(3,788)
Loss from operations	(41,207)	(44,693)	(21,393)
Depreciation and amortization	299,925	188,129	47,048
Straight-line lease expense	25,439	24,699	23,752
Amortization of deferred gain	(4,342)	(4,345)	(7,938)
Amortization of entrance fees	(19,241)	(8,149)	(33)
Non-cash compensation expense	20,113	26,612	22,680
Entrance fee receipts	45,249	27,556	5,229
Entrance fee disbursements	(19,557)	(9,188)	(2,735)
Adjusted EBITDA	$306,379	$200,621	$66,610

__________

(1)
The calculation of Adjusted EBITDA includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $19.0 million, $16.8 million and $12.5 million (including cash bonuses in connection with the restricted stock grants) for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)
Adjusted EBITDA for the years ended December 31, 2007, 2006 and 2005 includes a non-cash benefit of $0.3 million, $4.1 million and $4.7 million, respectively, related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

(3)
Adjusted EBITDA for the year ended December 31, 2007 includes $7.0 million of charges to facility operating expenses in the quarter ended December 31, 2007, which relates to our desire to conform our policies across all of our platforms including $5.9 million related to estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.

(4)
Brookdale Senior Living completed its formation on September 30, 2005. Results prior to that date represent the combined operations of the entities described in note 1 to the consolidated and combined financial statements.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	entrance fee refunds disbursed;

•	other; and

•	recurring capital expenditures.

Recurring capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring capital expenditures consist primarily of unusual or non-recurring capital items (including integration capital expenditures) and facility purchases and/or major projects or renovations that are funded using financing proceeds and/or proceeds from the sale of facilities that are held for sale.  Through 2007, the portion of capital expenditures deemed to be recurring capital expenditures in any period has consisted only of actual cash expenditures.  Recent system enhancements will allow us, beginning in 2008, to report as recurring capital expenditures both amounts paid and accrued in any period.  Also beginning in 2008, our calculation of CFFO will be modified to subtract principal amortization related to our capital leases that do not contain a bargain purchase option.

Management’s Use of Cash From Facility Operations

We use CFFO to assess our overall liquidity. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to pay dividends to stockholders, (iii) our ability to make regular recurring capital expenditures to maintain and improve our facilities on a period-to-period basis, (iv) for planning purposes, including preparation of our annual budget and (v) in setting various covenants in our credit agreements. These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year. Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future. If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of cash flow from operations. CFFO does not represent cash available for dividends or discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure. Material limitations in making the adjustment to our cash flow from operations to calculate CFFO, and using this non-GAAP financial measure as compared to GAAP operating cash flows, include:

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

We believe CFFO is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders and (3) our ability to make regular recurring capital expenditures to maintain and improve our facilities.

CFFO is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on CFFO as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of CFFO to GAAP net cash provided by (used in) operating activities, along with our consolidated and combined financial statements included herein. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The calculation of CFFO includes combination expenses and acquisition transition costs of $19.0 and $16.8 million for the years ended December 31, 2007 and 2006, respectively. In addition, year end December 31, 2005 includes cash bonuses in connection with a restricted stock grant.

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Years Ended December 31,
	2007(1)(2)	2006(1)	2005(1)(3)
Net cash provided by operating activities	$199,662	$85,912	$16,900
Changes in operating assets and liabilities	(36,571)	17,936	5,942
Long-term deferred interest and fee added to principal	—	—	—
Refundable entrance fees received	25,919	14,760	4,043
Entrance fee refunds disbursed	(19,557)	(9,188)	(2,735)
Reimbursement of operating expenses and other	4,430	5,000	—
Recurring capital expenditures	(25,048)	(23,518)	(17,508)
Cash From Facility Operations	$148,835	$90,902	$6,642

__________

(1)
The calculation of CFFO includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $19.0 million, $16.8 million and $12.5 million (including cash bonuses in connection with the restricted stock grants) for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)
CFFO for the year ended December 31, 2007 includes $7.0 million of charges to facility operating expenses in the quarter ended December 31, 2007, which relates to our desire to conform our policies across all of our platforms including $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.

(3)
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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Years Ended December 31, (1)
	2007(2)	2006	2005(3)
Net loss	$(161,979)	$(108,087)	$(50,986)
Loss on discontinued operations	—	—	128
Benefit for income taxes	(101,260)	(38,491)	(97)
Other non-operating income	(402)	—	—
Minority interest	(393)	671	(16,575)
Equity in loss of unconsolidated ventures	3,386	3,705	838
Loss on extinguishment of debt	2,683	1,526	3,996
Interest expense
Debt	114,518	74,133	37,049
Capitalized lease obligation	29,473	23,561	9,199
Amortization of deferred financing costs	7,064	5,061	2,835
Change in fair value of derivatives and amortization	73,222	38	(3,992)
Interest income	(7,519)	(6,810)	(3,788)
Loss from operations	(41,207)	(44,693)	(21,393)
Depreciation and amortization	299,925	188,129	47,048
Facility lease expense	271,628	228,779	189,339
General and administrative (including non-cash stock compensation expense)	138,013	117,897	81,696
Amortization of entrance fees	(19,241)	(8,149)	(33)
Management fees	(6,789)	(5,617)	(3,862)
Facility Operating Income	$642,329	$476,346	$292,795

__________

(1)
Facility Operating Income for the years ended December 31, 2007, 2006 and 2005 include a non-cash benefit of $0.3 million,  $4.1 million and $4.7 million, respectively, related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

(2)
Facility operating income for the year ended December 31, 2007 includes $7.0 million of charges to facility operating expenses in the quarter ended December 31, 2007, which relates to our desire to conform our policies across all of our platforms including $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.

(3)
Brookdale Senior Living completed its formation on September 30, 2005. Results prior to that date represent the combined operations of the entities described in note 1 to the consolidated and combined financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2007, excluding our line of credit, we had approximately $616.8 million of long-term fixed rate debt, $1.2 billion of long-term variable rate debt and $299.2 million of capital and financing lease obligations. As of December 31, 2007, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 6.76%.

We do not expect changes in interest rates to have a material effect on cash flows from operating activities since approximately 100% of our debt and lease payments, excluding our line of credit, either have fixed rates or variable rates that are subject to swap agreements with major financial institutions to manage our risk.  As of December 31, 2007, we had entered into interest rate swaps for all of our outstanding variable rate debt and as a result, a change in short-term interest rates would not materially affect our cash flows from operating activities.

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

In July 2007, we entered into a series of forward starting interest rate swaps in the aggregate notional amount of $553.1 million in anticipation of planned future financing transactions as well as the replacement of certain existing hedges that would be expiring.  Subsequent to this transaction, we terminated swap agreements with aggregate notional amounts of approximately $403.9 million and recouponed, at a more favorable interest rate, notional amounts of $1.1 billion.  In conjunction with these transactions, $60.5 million was paid to the respective counterparties.

Item 8.               Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also include the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

                   /s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated and combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.

                   /s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2008

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$100,904	$68,034
Cash and escrow deposits – restricted	76,962	61,116
Accounts receivable, net	66,807	58,987
Deferred tax asset	13,040	40,019
Prepaid expenses and other current assets, net	34,122	42,076
Total current assets	291,835	270,232
Property, plant and equipment and leasehold intangibles, net	3,760,453	3,672,333
Cash and escrow deposits – restricted	17,989	22,083
Investment in unconsolidated ventures	41,520	60,653
Goodwill	328,852	324,750
Other intangible assets, net	257,135	292,448
Other assets, net	113,838	113,501
Total assets	$4,811,622	$4,756,000
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$18,007	$20,869
Trade accounts payable	23,359	15,860
Accrued expenses	170,031	155,577
Refundable entrance fees and deferred revenue	254,582	245,669
Tenant security deposits	31,891	24,342
Dividends payable	51,897	46,588
Total current liabilities	549,767	508,905
Long-term debt, less current portion	2,119,217	1,690,570
Line of credit	198,000	163,500
Deferred entrance fee revenue	77,477	70,479
Deferred liabilities	119,726	98,673
Deferred tax liability	266,583	399,134
Other liabilities	61,314	56,126
Total liabilities	3,392,084	2,987,387
Minority interests	—	4,601
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 2007 and 2006; 104,962,211 and 104,542,648 shares issued and outstanding (including 3,020,341 and 3,282,000 unvested restricted shares), respectively	1,050	1,045
Additional paid-in-capital	1,752,581	1,934,571
Accumulated deficit	(332,692)	(170,713)
Accumulated other comprehensive loss	(1,401)	(891)
Total stockholders’ equity	1,419,538	1,764,012
Total liabilities and stockholders’ equity	$4,811,622	$4,756,000

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenue
Resident fees	$1,832,507	$1,304,296	$786,715
Management fees	6,789	5,617	3,862
Total revenue	1,839,296	1,309,913	790,577
Expense
Facility operating expense (excluding depreciation and amortization of $271,466, $179,850 and $42,408, respectively)	1,170,937	819,801	493,887
General and administrative expense (including non-cash stock-based compensation expense of $20,113, $26,612 and $22,680, respectively)	138,013	117,897	81,696
Facility lease expense	271,628	228,779	189,339
Depreciation and amortization	299,925	188,129	47,048
Total operating expense	1,880,503	1,354,606	811,970
Loss from operations	(41,207)	(44,693)	(21,393)
Interest income	7,519	6,810	3,788
Interest expense
Debt	(143,991)	(97,694)	(46,248)
Amortization of deferred financing costs	(7,064)	(5,061)	(2,835)
Change in fair value of derivatives and amortization	(73,222)	(38)	3,992
Loss on extinguishment of debt	(2,683)	(1,526)	(3,996)
Equity in loss of unconsolidated ventures	(3,386)	(3,705)	(838)
Other non-operating income	402	—	—
Loss before income taxes	(263,632)	(145,907)	(67,530)
Benefit for income taxes	101,260	38,491	97
Loss before minority interest	(162,372)	(107,416)	(67,433)
Minority interest	393	(671)	16,575
Loss before discontinued operations	(161,979)	(108,087)	(50,858)
Loss on discontinued operations, net	—	—	(128)
Net loss	$(161,979)	$(108,087)	$(50,986)
Basic and diluted loss per share
Loss before discontinued operations	$(1.60)	$(1.34)	$(1.35)
Loss on discontinued operations, net	—	—	—
Net loss per share	$(1.60)	$(1.34)	$(1.35)
Weighted average shares used in computing basic and diluted loss per share	101,511	80,842	37,636
Dividends declared per share	$1.95	$1.55	$0.50

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity	Total
Balances at January 1, 2005						$40,091	$40,091
Dividends	—	—	—	—	—	(34,355)	(34,355)
Purchase of non controlling interest in Alterra	—	—	—	—	—	50,000	50,000
Combination of Fortress CCRC LLC and FIT REN LLC	—	—	—	—	—	199,423	199,423
Compensation expense related to restricted stock grant	—	—	—	—	—	6,399	6,399
Allocation of minority interest in connection with stock grant	—	—	—	—	—	(2,717)	(2,717)
Net loss	—	—	—	—	—	(26,530)	(26,530)
Unrealized loss on derivative	—	—	—	—	(666)	—	(666)
Subtotal at September 30, 2005	—	—	—	—	(666)	232,311	231,645
Reclassify predecessor equity and minority interest	—	—	316,048	(63,045)	(280)	(232,311)	20,412
Minority step-up in basis	—	—	236,663	24,875	—	—	261,538
Shares issued in connection with the formation of BSL	56,446	564	(564)	—	—	—	—
Balances at September 30, 2005	56,446	564	552,147	(38,170)	(946)	—	513,595
Dividends	—	—	(16,548)	—	—	—	(16,548)
Compensation expense related to restricted stock grant	—	—	11,534	—	—	—	11,534
Reversal of tax effect of pre-fresh start accounting net operating loss carryforward	—	—	(932)	—	—	—	(932)
Issuance of common stock from initial public offering, net	8,561	86	144,749	—	—	—	144,835
Net loss	—	—	—	(24,456)	—	—	(24,456)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	94	—	94
Unrealized income on derivative	—	—	—	—	2,281	—	2,281
Balances at December 31, 2005	65,007	650	690,950	(62,626)	1,429	—	630,403
Dividends	—	—	(134,224)	—	—	—	(134,224)
Compensation expense related to restricted stock grants	—	—	26,612	—	—	—	26,612
Issuance of common stock from equity offering and to executives, net	36,026	360	1,351,268	—	—	—	1,351,628
Issuance of common stock from vested restricted stock grants	228	3	(3)	—	—	—	—
Unvested restricted stock	3,282	33	(33)	—	—	—	—
Net loss	—	—	—	(108,087)	—	—	(108,087)
Reclassification of net gains on derivatives into earnings	—	—	—	—	(393)	—	(393)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	376	—	376
Unrealized loss on derivative, net of tax	—	—	—	—	(2,247)	—	(2,247)
Unrealized loss on investments	—	—	—	—	(56)		(56)
Balances at December 31, 2006	104,543	$1,045	$1,934,571	$(170,713)	$(891)	$—	$1,764,012
Dividends	—	—	(202,136)	—	—	—	(202,136)

Compensation expense related to restricted stock grants	—	—	20,113	—	—	—	20,113
Net loss	—	—	—	(161,979)	—	—	(161,979)
Reclassification of net gains on derivatives into earnings	—	—	—	—	(1,680)	—	(1,680)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	376	—	376
Unrealized loss on derivative, net of tax	—	—	—	—	125	—	125
Other	419	5	33	—	669		707
Balances at December 31, 2007	104,962	$1,050	$1,752,581	$(332,692)	$(1,401)	$—	$1,419,538

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net loss	$(161,979)	$(108,087)	$(50,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	2,683	1,526	3,996
Depreciation and amortization	306,989	193,190	49,883
Minority interest	(393)	671	(16,575)
(Gain) loss on sale of assets	(457)	123	—
Equity in loss of unconsolidated ventures	3,386	3,705	838
Distributions from unconsolidated ventures from cumulative share of net earnings	1,521	336	—
Loss on discontinued operations	—	—	128
Amortization of deferred gain	(4,342)	(4,345)	(7,938)
Amortization of entrance fees	(19,241)	(8,149)	(33)
Proceeds from deferred entrance fee revenue	19,330	12,796	1,186
Deferred income tax benefit	(103,180)	(39,267)	(97)
Change in deferred lease liability	25,439	24,699	23,752
Change in fair value of derivatives and amortization	73,222	38	(3,992)
Stock-based compensation	20,113	26,612	22,680
Changes in operating assets and liabilities:
Accounts receivable, net	(6,134)	(23,022)	(2,561)
Prepaid expenses and other assets, net	14,783	6,598	(3,122)
Accounts payable and accrued expenses	21,512	(4,156)	(2,082)
Tenant refundable fees and security deposits	6,410	2,644	1,823
Net cash provided by operating activities	199,662	85,912	16,900
Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	2,620	9,144	745
(Increase) decrease in cash and escrow deposits – restricted	(15,002)	35,555	(1,537)
Net proceeds from sale of property, plant and equipment	6,700	—	15,446
Distributions received from unconsolidated ventures	2,038	1,240	—
Additions to property, plant and equipment, and leasehold intangibles, net of related payables	(169,556)	(68,313)	(23,842)
Acquisition of assets, net of related payables and cash received	(172,101)	(1,968,391)	(571,215)
Issuance of notes receivable, net	(11,133)	(9,850)	—
Investment in unconsolidated ventures	(1,985)	(2,071)	—
Net cash used in investing activities	(358,419)	(2,002,686)	(580,403)
Cash Flows from Financing Activities
Proceeds from debt	591,524	743,190	522,756
Repayment of debt and capital lease obligation	(115,253)	(230,177)	(260,017)
Buyout of capital lease obligation	(51,114)	—	—
Proceeds from line of credit	671,500	378,500	—
Repayment of line of credit	(637,000)	(215,000)	—
Payment of dividends	(196,827)	(104,183)	(34,355)
Payment of financing costs, net of related payables	(14,012)	(22,404)	(3,425)
Cash portion of loss on extinguishment of debt	(2,040)	—	—
Other	(1,010)	—	—
Refundable entrance fees:
Proceeds from refundable entrance fees	25,919	14,760	4,043
Refunds of entrance fees	(19,557)	(9,188)	(2,735)
Recouponing and payment of swap termination	(60,503)	—	(14,065)
Proceeds from issuance of common stock, net	—	1,354,063	151,769

Costs incurred related to initial public and follow-on equity offerings	—	(2,435)	(6,434)
Capital contributions from controlling shareholder	—	—	196,790
Net cash provided by financing activities	191,627	1,907,126	554,327
Net increase (decrease) in cash and cash equivalents	32,870	(9,648)	(9,176)
Cash and cash equivalents at beginning of year	68,034	77,682	86,858
Cash and cash equivalents at end of year	$100,904	$68,034	$77,682

See accompanying notes to consolidated and combined financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.       Description of Business and Organization

Brookdale Senior Living Inc. (“Brookdale”, “BSL” or the “Company”) is a leading owner and operator of senior living facilities throughout the United States.  The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company owns and operates retirement centers, assisted living and dementia-care facilities and continuing care retirement centers.

The Company was formed as a Delaware corporation on June 28, 2005. Under its Certificate of Incorporation, the Company was initially authorized to issue up to 5,000,000 shares of common stock and 5,000,000 shares of preferred stock. On September 30, 2005, our Certificate of Incorporation was amended and restated to authorize up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.

On September 30, 2005, the holders of all equity shares or membership interests in Brookdale Living Communities, Inc. (“BLC”), Alterra Healthcare Corporation (“Alterra”), FIT REN LLC (“FIT REN”) and Fortress CCRC Acquisition LLC (“Fortress CCRC”) contributed their ownership interests to BSL for shares of common stock of BSL. Simultaneously with this formation transaction, Fortress Investment Trust II (“FIT II”) contributed its membership interest in FIT REN to FEBC-ALT Investors, LLC in exchange for shares of common stock of BSL. A summary of the common shares, including unvested shares, issued by BSL for the respective interests is as follows:

BLC		20,000,000
Alterra	18,000,000
FIT REN	11,750,000	29,750,000
Fortress CCRC		8,250,000
		58,000,000

On November 22, 2005, an initial public offering of 12,732,800 shares of common stock, par value $0.01 per share, was consummated consisting of 8,560,800 primary shares (including an additional 1,660,800 shares of common stock to cover over-allotments) and 4,172,000 shares sold by the selling stockholders. The Company did not receive any proceeds from the shares sold by the selling stockholders. Net proceeds of approximately $144.8 million, after deducting an aggregate of $16.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $6.4 million in other direct expenses incurred in connection with the offering was received by the Company.

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

Ownership interests in BLC and Alterra representing all interests in the formation transaction not controlled by FIG (“Non-FIG Shareholders”) were adjusted for financial reporting purposes to their fair value as if their ownership interests were purchased by BSL as of September 30, 2005. This resulted in partial step-up to fair value of the assets, liabilities and equity of BSL.

The following table summarizes the step-up in basis to reflect the fair value adjustments relating to the ownership interests of the Non-FIG Shareholders (dollars in thousands):

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
(dollars in thousands)
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

The combined financial statements include the accounts of Brookdale Living Communities, Inc., (“BLC”) a wholly-owned subsidiary of Fortress Brookdale Acquisition LLC, (“FBA”) and effective December 1, 2003, Alterra Healthcare Corporation (“Alterra” or “Successor Alterra”), a wholly-owned subsidiary of FEBC-ALT Investors, LLC (“FEBC”), effective April 5, 2005, Fortress CCRC Acquisition LLC (“Fortress CCRC”), a wholly-owned subsidiary of FIT II and effective June 21, 2005, FIT REN LLC (“FIT REN”), a wholly-owned subsidiary of FIT II. All entities are indirectly controlled by affiliates of FIG and as such are presented on a combined basis due to their common control. Combined financial statements are presented for all dates and periods prior to September 30, 2005, the date of the merger transaction described above. Subsequent to the transaction, the financial statements are presented on a consolidated basis.

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

Acquisition of American Retirement Corporation

On July 25, 2006, the acquisition of American Retirement Corporation (“ARC”) was completed.  Under the terms of the merger agreement, BSL acquired all outstanding shares of ARC for an aggregate purchase price of approximately $1.2 billion, or $33.00 per share, in cash, plus the assumption of $268.3 million of debt and capitalized lease obligations (the “ARC Merger”). In connection with the ARC Merger, RIC Coinvestment Fund LP (the “Investor”), a fund managed by an affiliate of FIG, committed to purchase up to $1.3 billion in the aggregate of our common stock at a price of $36.93 per share. Prior to closing the ARC Merger, the right to reduce the Investor’s commitment to $650.0 million was exercised and on July 25, 2006, we issued the Investor 17,600,867 shares of common stock at $36.93 per share for aggregate net proceeds of $650.0 million. The acquisition of ARC was recorded using the purchase method and the purchase price was allocated to ARC’s assets and liabilities based on their estimated fair values.

On July 25, 2006, a follow-on equity offering was completed, pursuant to which 17,721,519 primary shares were issued and sold, and an existing stockholder, Health Partners, which is an affiliate of Capital Z Partners, sold 4,399,999 shares (including 2,885,415 shares pursuant to the option granted by Health Partners to the underwriters to purchase up to an additional 2,885,415 shares of common stock to cover over-allotments). The shares were issued at a price of $39.50 per share. The Company did not receive any proceeds from the shares sold by Health Partners. In addition, in connection with the acquisition of ARC, certain executives of ARC purchased 475,681 shares of common stock at $38.07 per share. Additional compensation expense of $0.7 million was recorded based on the difference between the $38.07 purchase price and the stock price of BSL on the date of the purchase.  In connection with the follow-on equity offering, net proceeds of approximately $672.8 million, after deducting an aggregate of $24.5 million in underwriting discounts and commissions paid to the underwriters and $2.4 million in other direct expenses incurred in connection with the offering was received by the Company. Funds managed by affiliates of FIG, which beneficially owned approximately 65% of the Company’s common stock prior to the consummation of the offering, did not sell any shares in the offering and after completion of the offering continued to own approximately 60% of the outstanding shares of the Company’s common stock.

2.       Summary of Significant Accounting Policies

The consolidated and combined financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The significant accounting policies are summarized below:

Principles of Consolidation and Combination

The consolidated financial statements include BSL and its wholly-owned subsidiaries BLC, Alterra, Fortress CCRC and ARC. In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (“VIE”) as defined in the Interpretation. A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s losses and/or receive a majority of expected residual returns, if they occur. As of December 31, 2007 and 2006, we had none and two facilities, respectively, considered VIEs which were consolidated pursuant to FIN 46R.  Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operations, are accounted for by the equity method.

The combined financial statements are presented on a combined basis, in accordance with GAAP for the periods prior to September 30, 2005. For financial reporting purposes the non-controlling stockholders or members (ownership interests other than those controlled by FIG) have been presented as minority interests. Upon consummation of the formation transaction, the minority interests were consolidated as stockholders of BSL and their interests reflected at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”).

The results of facilities and companies acquired are included in the consolidated and combined financial statements from the effective date of the respective acquisition. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes.  Estimates are used for, but not limited to, the evaluation of asset impairments, the accounting for future service obligations, self-insurance reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, income taxes and any contingencies.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Revenue Recognition

Resident Fees

Resident fee revenue is recorded when services are rendered and consist of fees for basic housing, support services and fees associated with additional services such as personalized health and assisted living care. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly in advance. Revenue for certain skilled nursing services and ancillary charges is recognized as services are provided and is billed monthly in arrears.

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront fee prior to occupying the facility. Additionally, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based upon an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in certain agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit.

In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit contingent upon resale.  The Company estimates the portion of such entrance fees that will be repaid to the resident solely from reoccupancy proceeds, either in the form of other contingently refundable entrance fees received or non-refundable entrance fees received and records that portion as deferred revenue with the remainder classified as refundable entrance fees.  The portion recorded as deferred revenue is amortized over the life of the entrance fee building.  These deferred amounts totaled $69.7 million and $70.2 million at December 31, 2007 and 2006, respectively.  All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue, are classified as current liabilities.

The non-refundable portion of entrance fees expected to be earned and recognized in revenue in one year is recorded as a current liability. The balance of the non-refundable portion is recorded as a long-term liability.

Community Fees

All community fees received are non-refundable and are recorded initially as deferred revenue.  The deferred amounts, including both the deferred revenue and the related direct resident lease origination costs, are amortized over the estimated stay of the resident which is consistent with the implied contractual terms of the resident lease.

Management Fees

Management fee revenue is recorded as services are provided to the owners of the communities. Revenues are determined by an agreed upon percentage of gross revenues (as defined).

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The Company allocates the purchase price of communities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values in accordance with the provisions of SFAS 141.  The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

Current assets and current liabilities assumed are valued at carryover basis which approximates fair value.

Property, plant and equipment are valued utilizing discounted cash flow projections that assume certain future revenue and costs, and considers capitalization and discount rates using current market conditions.

The Company allocates a portion of the purchase price to the value of resident leases acquired based on the difference between the communities valued with existing in-place leases adjusted to market rental rates and the communities valued with current leases in place based on current contractual terms. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar resident leases. In estimating carrying costs, management includes estimates of lost rentals during the lease-up period and estimated costs to execute similar leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.

Leasehold operating intangibles are valued utilizing discounted cash flow projections that assume certain future revenues and costs over the remaining lease term. The value assigned to leasehold operating intangibles is amortized on a straight-line basis over the lease term.

Community purchase options are valued at the estimated value of the underlying community less the cost of the option payment discounted at current market rates.  Management contracts and other acquired contracts are valued at a multiple of management fees and operating income and amortized over the estimated term of the agreement.

Long-term debt assumed is recorded at fair market value based on the current market rates and collateral securing the indebtedness.

Capital lease obligations are valued based on the present value of the minimum lease payments applying a discount rate equal to the Company’s estimated incremental borrowing rate at the date of acquisition.

Deferred entrance fee revenue is valued at the estimated cost of providing services to residents over the terms of the current contracts to provide such services. Refundable entrance fees are valued at cost pursuant to the resident lease plus the resident's share of any appreciation of the community unit at the date of acquisition, if applicable.

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

For purposes of the period prior to September 30, 2005, Fortress CCRC and FIT REN are limited liability companies and, as such, the liability for such taxes is that of their respective members. Accordingly, for purposes of the combined statements, no provision for federal and state income taxes has been included for these entities.

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon our current borrowing rate for debt with similar maturities and collateral securing the indebtedness. As of December 31, 2007 and 2006, the fair value of long-term debt approximates its book value.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investment with maturities of 90 days or less when purchased.

Cash and Escrow Deposits - Restricted

Cash and escrow deposits - restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2007	2006
Current:
Real estate taxes	$35,216	$21,311
Tenant security deposits	10,967	8,862
Replacement reserve and other	30,779	30,943
Subtotal	76,962	61,116
Long term:
Insurance reserves	8,025	4,210
Debt service and other deposits	9,964	17,873
Subtotal	17,989	22,083
Total	$94,951	$83,199

Nine communities located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act. As of December 31, 2007 and 2006, required deposits were $15.5 million, all of which were made in the form of letters of credit.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $15.5 million and $8.5 million as of December 31, 2007 and 2006, respectively. The increase in the allowance during the current year is primarily related to a change in estimate driven by consistently applying the methodology of providing for a reserve to the ARC portfolio upon integration.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Approximately 89.0% and 11.0% of our resident and healthcare revenues for the year ended December 31, 2007 were derived from private pay customers and services covered by various third-party payor programs, including Medicare and Medicaid, respectively.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued when assessed (without regard to when the assessment is paid or withheld), even if the Company has not agreed to or is appealing the assessment.  Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Property, Plant and Equipment and Leasehold Intangibles

Property, plant and equipment and leasehold intangibles, which include amounts recorded under capital leases, are recorded at cost.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Leasehold improvements	1 – 18
Furniture and equipment	3 – 7
Resident lease intangibles	1 – 4
Leasehold operating intangibles	1 – 18

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life, or if the renovations or improvements are made with respect to communities subject to an operating lease, over the shorter of the estimated useful life of the renovations or improvements, or the term of the operating lease. Facility operating expense excludes depreciation and amortization directly attributable to the operation of the facility.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to fair value.

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the sum of the carrying value of the assets and liabilities for that reporting unit.  The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.  These cash flow projections are based upon a number of estimates and assumptions.  Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.  The evaluation of impairment is based upon a comparison of the carrying amount of the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired.  The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Amortization of the Company’s definite lived intangible assets are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Facility purchase options	40
Management contracts and other	3 – 5

Stock-Based Compensation

The Company  adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), in connection with initial grants of restricted stock effective August 2005, which were converted into shares of our restricted stock on September 30, 2005 in connection with our formation transaction. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

Derivative Financial Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Company entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The change in mark-to-market of the value of the derivative is recorded as an adjustment to income or other comprehensive income (loss) depending upon whether it has been designated and qualifies as an accounting hedge.

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

Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

Obligation to Provide Future Services

Annually, we calculate the present value of the net cost of future services and the use of communities to be provided to current residents of certain of our CCRCs and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services and the use of communities exceeds the non-refundable deferred revenue from entrance fees, a liability is recorded (obligation to provide future services and use of communities) with a corresponding charge to income.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company’s current policies provide for deductibles of $3.0 million for each claim. As a result, the Company is, in effect, self-insured for most claims. In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Community Leases

The Company, as lessee, makes a determination with respect to each of the community leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, we assume the lease classification previously determined by the prior lessee absent a modification, as determined by SFAS No. 13, Accounting for Leases, in the assumed lease agreement. Payments made under operating leases are accounted for in our statement of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet representing the present value of the future minimum lease payments and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheet. The asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

All of the Company’s leases contain fixed or formula based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, all rent-free or rent holiday periods are recognized in operating leases on a straight-line basis over the leased term, including the rent holiday period.

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer. Under sale-leaseback accounting, we remove the community and related liabilities from the balance sheet. Gain on the sale is deferred and recognized as a reduction of rent expense for operating leases and a reduction of interest expense for capital leases.

Dividends

On December 14, 2007, the Company’s board of directors declared a quarterly cash dividend of $0.50 per share of common stock, or an aggregate of $51.9 million, for the quarter ended December 31, 2007.  The $0.50 per share dividend was paid on January 14, 2008 to holders of record of the Company’s common stock on December 31, 2007.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in 2007.  See note 17 for a discussion of the impact of the adoption of FIN 48.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new statement on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of this new statement on its consolidated financial statements and does not expect it to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have an impact on the consolidated financial statements.

On June 27, 2007 the Emerging Issues Task Force (“EITF”) ratified EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in-capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  EITF 06-11 is effective for fiscal years after December 15, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.

3.       Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock.

During fiscal 2007 and 2006, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock awards were antidilutive for the year and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock grants excluded from the calculations of diluted net loss per share was 1.3 million for the year ended December 31, 2007.

The periods prior to our formation on September 30, 2005, have been presented as if the shares of common stock described in note 1 had been issued and were outstanding for the periods in which FIG controlled BLC, Alterra, FIT REN and Fortress CCRC. Prior to the initial public offering, Non-FIG Shareholders have been presented as minority interests.

4.       Acquisitions and Financings

Our financial results are impacted by the timing, size and number of acquisitions and leases the Company completes in a period. During the year ended December 31, 2007 and 2006, the number of facilities owned or leased by the Company increased by three and 203, respectively.  The number of facilities owned or leased was unchanged by the Company’s acquisition of joint venture partner interests, its acquisition of remaining portions of owned facilities and its acquisition of service businesses.  The results of facilities and companies acquired are included in the consolidated and combined financial statements from the effective date of the acquisition.

Seller	Closing Date	Purchase Price, Excluding Fees, Expenses and Assumption of Debt (in thousands)	Segment
2007 Acquisitions
McClaren Medical Management, Inc. and FP Flint, LLC	January 24, 2007	$3,900	Assisted Living
American Senior Living of Jacksonville-SNF, LLC	February 1, 2007	6,800	CCRCs
1st Choice Home Health, Inc.	February 15, 2007	3,000	CCRCs, Assisted Living and Retirement Centers
Health Care Property Investors, Inc.	February 28, 2007	9,500	Assisted Living
Chancellor Health Care of California L.L.C.	April 1, 2007	10,800	Retirement Centers
Seminole Nursing Pavilion and Seminole Properties	April 4, 2007	51,100	CCRCs
Cleveland Retirement Properties, LLC and Countryside ALF, LLC	April 18, 2007	102,000	CCRCs
Paradise Retirement Center, L.P.	May 31, 2007	15,300	Retirement Centers

Darby Square Property, Ltd and Darby Square Services, LLC	July 1, 2007	7,500	CCRCs
Health Care REIT, Inc.	August 31, 2007	9,800	Assisted Living
West Oak Associates, L.P.	October 12, 2007	3,900	Retirement Centers
Total 2007 Acquisitions		$223,600

2006 Acquisitions
Orlando Madison Ivy, LLC	February 28, 2006	$13,000	Assisted Living
Wellington Group LLC	March 28, 2006	79,500	Assisted Living
American Senior Living L.P.	March 31, 2006 / July 27, 2006	143,200	CCRCs, Assisted Living and Retirement Centers
Southern Assisted Living Inc.	April 7, 2006	82,900	Assisted Living
AEW Capital Management	April 28, 2006 / June 30, 2006 / August 31, 2006	200,500	CCRCs, Assisted Living and Retirement Centers
Southland Suites	May 1, 2006	24,000	Assisted Living
AEW II Corporation	June 30, 2006	37,800	Assisted Living
American Retirement Corp.	July 25, 2006	1,217,400	CCRCs, Assisted Living and Retirement Centers
Nationwide Healthcare Properties, Inc.	November 30, 2006	148,600	Assisted Living
Bayshore Associates, LLC	November 30, 2006	21,500	Retirement Centers
Total 2006 Acquisitions		$1,968,400

2007 Acquisitions

On January 24, 2007, the Company acquired the interests held by its joint venture partners in a facility located in Flint, Michigan for approximately $3.9 million. This facility is referred to as the “Flint Facility”. In connection with the acquisition, the Company obtained $12.6 million of first mortgage financing bearing interest at LIBOR plus 1.15% payable interest only through February 1, 2012 and also entered into interest rate swaps to convert the loan from floating to fixed (note 10).

On February 1, 2007, the Company acquired the skilled nursing portion of a CCRC facility located in Jacksonville, Florida for approximately $6.8 million. The assisted living and retirement centers portions of the facility were acquired in 2006 by the Company. This facility is referred to as the “Atrium SNF”. In connection with the acquisition, the Company assumed a first mortgage note secured by the property in the amount of $3.7 million. The note bears interest at 6.10% with principal and interest payable until maturity on September 1, 2039.

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

On April 4, 2007, the Company purchased the real property underlying an entrance fee continuing care retirement community located in Tampa, Florida for an aggregate purchase price of approximately $51.1 million. The community consists of retirement centers retirement apartments, a skilled nursing facility and an assisted living facility. We previously managed this community pursuant to a cash-flow management agreement and accounted for this community as a capital lease. These facilities are referred to as the “Freedom Square Portfolio”.

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

On July 1, 2007, the Company acquired the skilled nursing portion of a CCRC facility located in Lexington, Kentucky for approximately $7.5 million. The assisted living and retirement centers portions of the facility are operated pursuant to an operating lease previously entered into by the Company. This facility is referred to as the “Darby Facility”.

On August 31, 2007, the Company acquired three facilities located in South Carolina and Oklahoma for approximately $9.8 million. The facilities were previously operated by the Company under long term operating lease agreements. These facilities are referred to as the “HCN Portfolio”.

On October 12, 2007, the Company acquired one facility located in Michigan in which we held partnership interests for approximately $3.9 million.  This facility is referred to as “Grand Court Novi”.

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the associated assets and liabilities based on their estimated fair values. The Company has made preliminary purchase price allocations for these transactions resulting in approximately $3.1 million of goodwill being recorded in the CCRCs segment and anticipates finalizing the purchase price allocations within one year of each respective acquisition date.

2006 Acquisitions

On July 25, 2006, we acquired ARC. Under the terms of the merger agreement, we acquired all outstanding shares of ARC for an aggregate purchase price of $1.2 billion, or $33.00 per share, in cash plus the assumption of $268.3 million of debt and capitalized lease obligations. The following table provides additional information regarding the calculation of the cash portion of the purchase price in connection with the ARC Merger (dollars in thousands):

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

•
Pro forma adjustments to give effect to the September 30, 2005 step-up in basis of non-controlling ownership (ownership interests not controlled or owned by affiliates of FIG, “Minority Shareholders”) due to the exchanges of Brookdale Facility Group minority ownership for Company ownership as if the transaction was completed on January 1, 2005; and

•	Pro forma adjustments to give effect to the consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2005.

The unaudited pro forma condensed consolidated financial information is presented for informational purposes only, and we do not expect that this information will reflect our future results of operations. The unaudited pro forma adjustments are based on available information and upon assumptions that we believe are reasonable. The unaudited pro forma financial information assumes that the transactions described above were completed as of January 1, 2005 (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005
Revenues	$1,681,847	$1,565,476
Loss from operations	(84,068)	(114,105)
Loss before income taxes	(218,948)	(249,275)
Loss from continuing operations	(134,491)	(151,829)
Weighted average basic and diluted loss per share	$(1.33)	$(1.50)
Weighted average shares used in computing basic and diluted loss per share	101,261	101,261

5.       Investment in Unconsolidated Ventures

The Company had investments in unconsolidated joint ventures from 10% to 49% in seven and nine entities for the years ended December 31, 2007 and 2006, respectively.  A 25% interest in one joint venture was held during the year ended December 31, 2005.

Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, are as follows (dollars in thousands):

	2007	2006	2005
Statement of Operations Data
Total revenue	$133,103	$88,518	$19,391
Expense
Facility operating expense	88,641	60,384	13,877
Depreciation and amortization	21,557	13,307	2,480
Interest expense	22,347	19,128	3,157
Other expense	2,959	4,616	1,096
Total expense	135,504	97,435	20,610
Interest income	1,717	339	1
Net income (loss)	$(684)	$(8,578)	$(1,218)

	2007	2006
Balance Sheet Data
Cash and cash equivalents	$7,102	$10,760
Property, plant and equipment, net	536,356	444,546
Other	123,492	117,073
Total assets	$666,950	$572,379
Accounts payable and accrued expenses	$86,858	$90,689
Long-term debt	304,688	310,394
Members’ equity	275,404	171,296
Total liabilities and members’ equity	$666,950	$572,379
Members’ equity consists of:
Invested capital	$332,874	$198,465
Cumulative net loss	(10,719)	(10,035)
Cumulative distributions	(46,751)	(17,134)
Members’ equity	$275,404	$171,296

6.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2007 and 2006, net property, plant and equipment and leasehold intangibles, which include assets under capital leases, consisted of the following:

	2007	2006
Land	$259,336	$236,945
Buildings and improvements	2,682,277	2,307,362
Furniture and equipment	223,475	145,607
Resident and operating lease intangibles	596,623	558,781
Assets under capital and financing leases	486,859	654,337
	4,248,570	3,903,032
Accumulated depreciation and amortization	(488,117)	(230,699)
Property, plant and equipment and leasehold intangibles, net	$3,760,453	$3,672,333

Long-lived assets with definite useful lives are depreciated or amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $251.2 million, $155.1 million and $47.0 million, respectively.

Future amortization expense for resident and operating lease intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2008	$52,157
2009	44,002
2010	42,642
2011	41,041
2012	40,153
Thereafter	181,092
Total	$401,087

7.       Assets Sold or Held for Sale

For the year ended December 31, 2007, we sold one land parcel but no communities.  We did not sell or dispose of any communities or land parcels during the year ended December 31, 2006. For the year ended December 31, 2005, we sold or disposed of five communities and two land parcels. In connection with these sales and dispositions, we repaid $0.8 million in debt during the year ended December 31, 2005. As of December 31, 2007 and 2006, we had no assets held for sale.

We have presented separately as discontinued operations in all periods, the results of operations for all consolidated assets disposed of or held for sale.

The following table represents operating information included in the loss on discontinued operations in the consolidated and combined statements of operations (dollars in thousands):

Year Ended December 31,
2005
Revenues	$4,676
Operating expenses	5,642
Operating loss	(966)
Gain on sale or disposal of residences	1,321
Income on discontinued operations before minority interest	355
Minority interest	(483)
Loss on discontinued operations	$(128)

8.       Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the year ended December 31, 2007 presented on a operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	CCRCs	Total
Balance at December 31, 2006	$8,118	$101,921	$214,711	$324,750
Additions	—	—	3,101	3,101
Adjustments	(476)	891	586	1,001
Balance at December 31, 2007	$7,642	$102,812	$218,398	$328,852

The additions to goodwill related to an acquisition completed in the first quarter of 2007.  The adjustments related to adjusting the allocation of the purchase price for an acquisition which occurred in the third quarter of fiscal 2006 as well as the adoption of FIN 48 in 2007 and its impact on acquired entities.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Facility purchase options	$147,682	$(2,773)	$144,909	$147,682	$-	$147,682
Management contracts and other	158,048	(45,822)	112,226	158,849	(14,083)	144,766
Total	$305,730	$(48,595)	$257,135	$306,531	$(14,083)	$292,448

Amortization expense related to definite-lived intangible assets for the twelve months ended December 31, 2007 and 2006 was $34.5 million and $14.1 million, respectively.

Estimated amortization expense related to intangible assets with definite lives at December 31, 2007, for each of the years in the five-year period ending December 31, 2012 and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2008	$35,610
2009	35,610
2010	35,610
2011	20,083
2012	3,690
Thereafter	126,532
Total	$257,135

9.       Other Assets

Other assets consist of the following components as of December 31, (dollars in thousands):

	2007	2006
Notes receivable	$59,528	$47,354
Lease security deposits	23,042	25,482
Deferred costs	22,478	16,327
Other	8,790	24,338
Total	$113,838	$113,501

10.       Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	December 31,
	2007	2006
Mortgage notes payable due 2009 through 2039; weighted average interest at rates of 6.59% in 2007 (weighted average interest rate 6.98% in 2006)	$856,073	$490,997
Mortgages payable, due from 2009 through 2038; weighted average interest rate of 7.01% in 2007 (weighted average interest rate of 6.57% in 2006)	74,549	74,571
$150,000 Series A notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $7.0 million guaranty by BLC and a $3.0 million letter of credit	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.64% (weighted average interest rate of 5.37% in 2006), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012 secured by the FIT REN portfolio	212,407	171,000
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25% effective May 1, 2006 (3.0% prior to that date), payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio	105,756	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 5.03% and 4.91% at December 31, 2007 and 2006, respectively), due 2032 secured by the Chambrel portfolio, payable interest only until maturity	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.97% in 2007 (weighted average interest rate of 8.91% in 2006)	299,228	371,346
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of our facilities and a $11.5 million guaranty by the Company	325,631	225,000
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	12,739	12,739
Mortgages payable due 2010, interest rate of 7.20%, secured by the limited partnerships consolidated pursuant to EITF 04-5 (weighted average interest rate of 6.81% in 2006)	-	9,189
Total debt	2,137,224	1,711,439
Less current portion	18,007	20,869
Total long-term debt	$2,119,217	$1,690,570

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2007 include $47.0 million classified beyond its initial maturity date due to the subsequent consummation of a refinancing which extended the maturity date.  Amounts so determined are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt
2008	$1,602	$42,989	$44,591
2009	347,646	43,777	391,423
2010	110,648	45,653	156,301
2011	71,849	46,857	118,706
2012	847,646	46,161	893,807
Thereafter	458,605	266,081	724,686
Total obligations	1,837,996	491,518	2,329,514
Less amount representing interest (8.97%)	—	(192,290)	(192,290)
Total	$1,837,996	$299,228	$2,137,224

As of December 31, 2007, the Company had an available secured line of credit of $320.0 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million.  The line of credit bears interest at a base rate plus 0.50% or LIBOR plus 1.50%, at the Company’s election. The Company must also pay a fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facilities. In connection with entering into the credit facility agreement, the Company paid a commitment fee of 0.50% and is subject to a non-use fee of 0.25% on all unutilized amounts. On October 10, 2007, the Company amended the credit facility agreement to, among other things, revise certain financial covenants and to address certain administrative matters. The amended agreement matures on November 15, 2008 subject to extension at the Company’s unilateral option for two three-month extension periods and payment of a 0.1875% commitment fee with respect to each extension. Accordingly, amounts drawn against the line of credit at December 31, 2007 have been classified as long-term on our consolidated balance sheets.  As of December 31, 2007, $198.0 million was drawn on the revolving loan facility and $109.1 million of letters of credit had been issued under the agreements. The agreements are secured by a pledge of the Company’s tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

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

On October 31, 2007, the Company obtained $140.0 million of first mortgage financing bearing interest at 5.84%. The debt matures on November 1, 2014, subject to extension at the Company’s option. The loan is secured by 21 of the Company’s facilities. In conjunction with the financing, the Company repaid $49.0 million of existing debt. The net proceeds from the transaction were used to pay down amounts drawn against the Company’s revolving credit facility.

On November 5, 2007, the Company obtained $80.3 million of first mortgage financing bearing interest at 6.32%. Approximately $53.6 million of the proceeds were disbursed at closing, with the remaining $26.7 million to be disbursed in connection with the construction of two new skilled nursing facilities and the renovation of an existing skilled nursing facility. The debt matures on August 5, 2012. The loan is secured by five of the Company’s existing facilities and the two facilities under construction. The net proceeds disbursed at closing were used to pay down amounts drawn against the Company’s revolving credit facility.

As of December 31, 2007, we are in compliance with the financial covenants of our outstanding debt.

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold. Cash collateral pledged to the Company’s counterparty was $5.0 million and $10.1 million as of December 31, 2007 and 2006, respectively.

All derivative instruments are recognized as either assets or liabilities in the consolidated and combined balance sheet at fair value. The change in mark-to-market of the value of the derivative is recorded as an adjustment to income or other comprehensive loss depending upon whether it has been designated and qualifies as an accounting hedge.

Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.  Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

The following table summarizes our swap instruments at December 31, 2007 (dollars in thousands):

Current notional balance	$1,425,441
Highest possible notional	$1,425,441
Lowest interest rate	3.36%
Highest interest rate	5.00%
Average fixed rate	4.54%
Earliest maturity date	2008
Latest maturity date	2014
Weighted average original maturity	4.3 years
Estimated liability fair value (included in other liabilities at December 31, 2007)	$12,691
Estimated asset fair value (included in other assets at December 31, 2007)	$78

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

In July 2007, the Company entered into a series of forward starting interest rate swaps in the aggregate notional amount of $553.1 million in anticipation of planned future financing transactions as well as the replacement of certain existing hedges that would be expiring.  Subsequent to this transaction, the Company terminated swap agreements with aggregate notional amounts of approximately $403.9 million and recouponed, at a more favorable interest rate, notional amounts of $1.1 billion.  In conjunction with these transactions, $60.5 million was paid to the respective counterparties.

11.       Accrued Expenses

Accrued expenses consist of the following components as of December 31, (dollars in thousands):

	2007	2006
Salaries and wages	$36,506	$41,452
Real estate taxes	25,661	24,268
Insurance reserves	24,138	25,658
Vacation	18,737	12,221
Lease payable	7,913	8,845
Interest	6,881	6,343
Professional fees	172	1,554
Income taxes	2	4,398
Other	50,021	30,838
Total	$170,031	$155,577

12.       Facility Operating Leases

The Company has entered into sale leaseback and lease agreements with certain real estate investment trusts (REITs). Under these agreements facilities are either sold to the REIT or a long-term lease agreement is entered into for such facilities. The lease terms vary from 10 to 20 years and include renewal options ranging from 5 to 30 years.  The Company is responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of the Company’s lease arrangements are structured as master leases. Under a master lease, numerous facilities are leased through an indivisible lease.  The Company typically guarantees its performance and the lease payments under the master lease are subject to net worth, minimum capital expenditure requirements per facility per annum and minimum lease coverage ratios.  Failure to comply with these covenants could result in an event of default.  Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

As of December 31, 2007 and 2006, we operated 357 and 361 facilities, respectively, under long-term leases (298 operating leases and 59 capital and financing leases at December 31, 2007).  The remaining base lease terms vary from 2.3 to 66 years and generally provide for renewal, extension and purchase options. The Company expects to renew, extend or exercise purchase options in the normal course of business; however, there can be no assurance that these rights will be exercised in the future.

One lease requires us to deposit 50% of excess cash flow until the security deposit is $10.0 million. Upon achieving certain lease coverage ratios, the security deposit is to be returned. During September 2006 the lease coverage test was met and the lease security deposit was returned.

One lease required posting of a lease security deposit in an interest bearing account at closing.  The lease security deposit will be released upon achieving certain lease coverage ratios.  The Company agreed to spend a minimum of $450 per unit per year on capital improvements of which the lessor will reduce the security deposit by the same amount up to $600 per unit, or $2.7 million per year. For the years ended December 31, 2007 and 2006, a release of $2.4 million and $2.7 million, respectively, was received from the lease security deposit.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Cash basis payment	$250,531	$208,425	$173,525
Straight-line expense	25,439	24,699	23,752
Amortization of deferred gain	(4,342)	(4,345)	(7,938)
Facility lease expense	$271,628	$228,779	$189,339

13.       Self-Insurance

We obtain various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company’s estimate of expected losses plus incurred but not reported claims. As of December 31, 2007 and 2006, we have accrued $56.3 million and $53.4 million, for our self-insured programs of which $32.2 million and $27.8 million is classified as long-term, respectively.  During 2007, the Company received a $4.2 million collateral recovery from an insurance carrier relating to an adjustment of an Alterra preconfirmation contingency.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs with cash and letters of credit aggregating $7.7 million and $36.4 million, and $0.4 million and $32.8 million as of December 31, 2007 and 2006, respectively.

14.	Retirement Plans

We maintain 401(k) Retirement Savings Plans for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. We make matching contributions in amounts equal to 50% of the employee’s contribution to the plan, up to a maximum of 4.0% of contributed compensation.  Employees are always 100% vested in their own contributions and vest in our contributions over five years. We made contributions to such plans in the amount of $3.6 million, $1.7 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Such amounts are included in facility operating expense and general and administrative expense in the accompanying consolidated and combined statements of operations.

15.	Related Party Loan

Pursuant to the terms of his employment agreement, BLC loaned approximately $2.0 million to Mark J. Schulte, the Company's former Co-Chief Executive Officer and a current member of the Company's Board of Directors.  In exchange, BLC received a ten-year, secured, non-recourse promissory note, which note bears interest at a rate of 6.09% per annum, of which 2.0% is payable in cash and of which the remainder accrues and is due at maturity on October 2, 2010. The note is secured by a portion of Mr. Schulte’s stock. There has been no modification to the terms of the loan since the date of enactment of the Sarbanes-Oxley Act of 2002.

16.	Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. We adopted SFAS 123R in connection with our initial grants of restricted stock effective August 2005, which were converted into BSL restricted stock on September 30, 2005.

On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of restricted securities to those participants selected by our board of directors. At September 30, 2005, as a result of the formation transactions described in note 1, these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share (“Initial Equity Awards”). Pursuant to the plans, 25% to 50% of each individual's award vested upon completion of the initial public offering on November 22, 2005. The remaining awards vest over a period of three to five years.

On October 14, 2005, we adopted a new equity incentive plan for our employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (“Incentive Plan”), which was approved by our stockholders on October 14, 2005. A total of 2,000,000 shares of our common stock were initially reserved for issuance under the Incentive Plan; provided, however, that commencing on the first day of our fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance was increased by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year.  The maximum aggregate number of shares subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year may not exceed 400,000, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.

In connection with the ARC Merger, our board of directors approved an amendment to the Incentive Plan (the “Plan Amendment”) to reserve an additional 2,500,000 shares of common stock for issuance thereunder to satisfy (i) obligations to provide for certain purchases of common stock by ARC officers and employees and (ii) obligations to make corresponding grants of restricted shares of common stock under the Incentive Plan to those ARC officers and employees who purchased such shares of common stock pursuant to employment agreements and optionee agreements entered into in connection with the ARC Merger, and for such other grants that may be made from time to time pursuant to the Incentive Plan. Upon completion of the ARC Merger, we issued 475,681 shares of common stock to certain officers of ARC at $38.07 per share for aggregate proceeds of $18.1 million and granted the officers 475,681 shares of restricted stock at $48.00 per share. On May 12, 2006, funds managed by affiliates of FIG, which then held approximately 65% of our common stock, executed a written consent approving the Plan Amendment effective upon consummation of the ARC Merger. This consent constituted the consent of a majority of the total number of shares of our outstanding common stock and was sufficient to approve the Plan Amendment.

On June 15, 2006, we registered 2,900,000 shares of common stock (2,500,000 shares of common stock in connection with the ARC Merger and 400,000 shares of common stock resulting from the automatic annual increase for fiscal year 2006), under the Incentive Plan. Pursuant to the automatic annual increase provisions of the Incentive Plan, an additional 400,000 shares of common stock became available for issuance on each of January 1, 2007 and January 1, 2008.

As a result of the formation transactions described in note 1, the employee restricted stock plans described above were merged into the Incentive Plan. Certain participants receive dividends on unvested shares. Where participants do not receive dividends on unvested shares during the vesting period, the grant-date per share fair value has been reduced for the present value of the expected dividend stream during the vesting period. The shares are subject to certain transfer restrictions and may be forfeited upon termination of a participant's employment for any reason, absent a change in control of the Company.

On September 15, 2006, we entered into Separation and General Release Agreements (“Agreements”) with two officers that accelerated the vesting provision of a portion of their restricted stock grants upon satisfying certain conditions. As a result of the modification, the previous compensation expense related to these grants was reversed and a charge based on the fair value of the stock at the modification date will be recorded over the modified vesting period. The net impact of the adjustment was $4.1 million and $5.6 million of additional expense for the years ended December 31, 2007 and 2006, respectively.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.  During the year the Company reversed approximately $7.1 million of previously recognized compensation expense related to performance-based awards.

The following table sets forth information about our restricted stock awards:

	Number of Shares
	2007	2006	2005
Outstanding on January 1,	3,282,000	2,168,000	—
Granted	662,000	1,548,000	3,142,000
Vested	(680,000)	(226,000)	(974,000)
Cancelled/forfeited	(244,000)	(208,000)	—
Outstanding on December 31,	3,020,000	3,282,000	2,168,000

As of December 31, 2007, there was approximately $58.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted average period of 2.5 years.

Additional grants of restricted shares other than the Initial Equity Awards described above were as follows (dollars in thousands except for per share amounts):

	Grants	Value Per Share	Total Value
As of December 31, 2006	2,102,000	$19.00 – 48.55	$83,289
First Quarter	53,000	45.02	2,399
Second Quarter	544,000	45.02 – 46.06	25,023
Third Quarter	32,000	38.96	1,250
Fourth Quarter	33,000	34.92	1,207

Compensation expense of $20.1 million and $26.6 million in connection with the grants of restricted stock was recorded for the years ended December 31, 2007 and 2006, respectively.  For the year ended December 31, 2006, compensation expense was calculated net of forfeitures estimated at 5% of the shares granted.

17.       Income Taxes

The (provision) benefit for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Federal
Current	$(339)	$—	$540
Deferred	103,180	39,267	—
	$102,841	39,267	540
State:
Current	(1,581)	(776)	(443)
Deferred (included in Federal above)	—	—	—
	(1,581)	(776)	(443)
Total	$101,260	$38,491	$97

A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35.0% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Tax benefit at U.S. Statutory Rate	$92,271	$51,068	$23,586
State taxes, net of federal income tax	9,521	5,666	1,752
Valuation allowance	—	(17,510)	(19,027)
Variable interest entities (VIEs)	—	—	(2,454)
Other, net	(532)	(733)	(3,760)
Total	$101,260	$38,491	$97

The Company adopted FIN 46R as of December 31, 2003 and consolidated the VIEs for financial reporting purposes. For federal and state income tax purposes, the Company is not the legal owner of the entities and are not entitled to receive tax benefits generated from the losses associated with these VIEs.  By December 31, 2007, all of these entities had been acquired by the Company.

Significant components of our deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2007	2006
Deferred income tax assets:
Capital lease obligations	$112,956	$118,156
Operating loss carryforwards	112,207	75,425
Prepaid revenue	47,849	45,405
Accrued expenses	44,411	37,446
Deferred lease liability	28,063	18,341
Deferred gain on sale leaseback	17,199	18,411
Fair value of interest rate swaps	7,198	1,778
Tax credits	4,256	3,713
Other	6,195	7,005
Total gross deferred income tax asset	380,334	325,680
Valuation allowance	(6,407)	(6,000)
Net deferred income tax assets	373,927	319,680
Deferred income tax liabilities:
Property, plant and equipment	(625,585)	(671,500)
Investment in Brookdale Senior Housing, LLC	238	(5,118)
Other	(2,123)	(2,177)
Total gross deferred income tax liability	(627,470)	(678,795)
Net deferred tax liability	$(253,543)	$(359,115)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2007	2006
Deferred tax asset – current	$13,040	$40,019
Deferred tax liability – noncurrent	(266,583)	(399,134)
Net deferred tax liability	$(253,543)	$(359,115)

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

As described in note 1, BSL was formed on September 30, 2005, by the exchange of common shares or membership interests in entities controlled by FIG that were recorded on a carryover basis. The non-FIG stockholder interests were recorded at their respective fair values for financial reporting purposes. On April 7, 2006, BSL acquired the stock of Southern Assisted Living, Inc. (“SALI”) and on July 25, 2006 acquired the stock of ARC. In connection with these acquisition transactions, the assets and liabilities were recorded at their respective fair value for financial reporting purposes. The assets and liabilities were recorded at carryover basis for Federal income tax purposes. The difference between the basis recorded for financial reporting purposes and the basis recorded for Federal income tax purposes with respect to the formation transaction and SALI and ARC acquisitions is reflected as a deferred tax liability. As a result of these transactions, we have determined that it is more likely than not that we will recognize certain deferred tax assets and have adjusted our valuation allowance to $6.4 million primarily related to state operating loss carryforwards not expected to be realized. The valuation allowance is $6.4 million and $6.0 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, we had net operating loss carryforwards of approximately $285.6 million and $178.5 million, respectively, which are available to offset future taxable income through 2025. Included in this net operating loss carryforward is $10.3 million of losses relating to restricted stock grants. Under SFAS 123R, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.  The impact in the Income Tax Expense relating to the dividends on the unvested shares for the period ended December 31, 2007 is $1.3 million.

The formation of BSL, reorganization of Alterra, and the acquisitions of ARC and SALI constitute ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, BSL’s ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.

As disclosed in note 2, we adopted the provision of FIN 48 as of January 1, 2007.  At December 31, 2007, we had gross tax affected unrecognized tax benefits of $4.5 million, of which the majority of the benefit, if recognized, would be recorded against goodwill.  Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements.  Total interest and penalties reserved is $1.3 million at December 31, 2007.   Tax returns for all wholly owned subsidiaries for years 2002 and 2006 are subject to future examination by tax authorities, with the exception of ARC which has been audited by the federal tax authorities through 2004.  In addition, for Alterra, tax returns are open from 1999 to 2001 to the extent of the net operating losses generated during those periods.  The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2007 and prior years will significantly change in 2008.

A reconciliation of the unrecognized tax benefits for the year 2007 is as follows:

Balance at January 1, 2007	$3,244
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1,475
Reductions for tax positions related to prior years	(160)
Settlements	(106)
Balance at December 31, 2007	$4,453

18.       Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
	2007	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid	$143,930	$95,429	$45,792
Income taxes paid	$1,415	$490	$2,636
Write-off of fully amortized intangible asset	$—	$—	$8,218
Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
Consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2006 and subsequent sale and termination of one limited partnership:
Property, plant and equipment, net	$—	$14,745	$—
Accounts receivable	—	40	—
Cash and escrow deposits - restricted	—	88	—
Prepaid and other	—	381	—
Accrued expenses	—	(2,009)	—
Tenant security deposits	—	(82)	—
Debt	—	(9,269)	—
Minority interest	—	(3,894)	—
Net	$—	$—	$—
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted	$387	$57,253	$10,799
Account receivable, net	64	25,302	—
Property, plant and equipment and leasehold intangibles	172,074	2,375,304	689,185
Investment in unconsolidated ventures	(1,342)
Goodwill	3,395	259,104	—
Other intangible assets, net	(668)	306,531	—
Other assets, net	(173)	—	—
Other liabilities	(3,201)	(225,159)	(8,994)
Long-term debt and capital and financing lease obligations	(2,786)	(433,354)	(119,775)
Deferred tax liability	—	(396,590)	—
Minority interest	4,351	—	—
Net	$172,101	$1,968,391	$571,215

19.       Commitments and Contingencies

We have three operating lease agreements for 30,314, 51,988 and 84,234 square feet of corporate office space that extend through 2010, 2010 and 2014, respectively. The leases require the payment of base rent which escalates annually, plus operating expenses (as defined). We incurred rent expense of $4.5 million, $2.6 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, under the corporate office leases.

The aggregate amounts of all future minimum operating lease payments, including community and office leases, as of December 31, 2007, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2008	$253,952
2009	259,005
2010	261,664
2011	264,663
2012	265,554
Thereafter	1,609,509
Total	$2,914,347

We have employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers’ employment, as described in those agreements.

20.       Litigation

In connection with the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLC”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC (“Fortress”), an affiliate of the Company’s largest stockholder, and R. Stanley Young, the Company’s former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and the Company’s former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and the Company’s former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and the Company’s former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, the Company filed a motion to dismiss the claims with prejudice, which remains pending before the court, and plans to continue to vigorously defend this Action. A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of facilities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those facilities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, the Company filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses. On December 27, 2006, the plaintiffs moved to certify the Action as a class action. Both the plaintiffs and defendants have served document production requests and the Action is currently in the beginning stages of document discovery. The

Company also intends to vigorously defend this Second Action. Because these actions are in an early stage, the Company cannot estimate the possible range of loss, if any.

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

21.       Segment Information

We currently have four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the fourth quarter of 2007, the Company completed an internal reorganization which was intended to further improve the segment financial results and to more accurately reflect the underlying product offering of each segment.  The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment.  The change included the movement of communities between the Retirement Centers, Assisted Living and CCRCs segments resulting in a net increase of 16 communities to the Retirement Centers segment and a net decrease of 16 communities to the CCRCs segment.  These changes are reflected in the Company’s results for the year ended December 31, 2007.  The Company has restated the fiscal 2006 and fiscal 2005 results for comparative purposes.  In connection with this reorganization, the Company renamed its reportable segments.  The reportable segment formerly known as Independent Living is now known as Retirement Centers and the segment formerly known as Retirement Centers/CCRCs is now known as CCRCs.

Retirement Centers.    Our retirement center communities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service. The majority of our retirement center communities consist of both independent living and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services.

Assisted Living.    Our assisted living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. Our assisted living communities include both freestanding, multi-story communities and freestanding single story communities. We also operate memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer’s disease and other dementias.

CCRCs.    Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have retirement centers, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer’s units.

Management Services.    Our management services segment includes communities owned by others and operated by us pursuant to management agreements. Under our management agreements for these communities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Revenue(1):
Retirement Centers	$547,594	$446,492	$330,400
Assisted Living	795,294	615,226	405,183
CCRCs	489,619	242,578	51,132
Management Services	6,789	5,617	3,862
	$1,839,296	$1,309,913	$790,577
Segment Operating Income(2):
Retirement Centers	236,088	191,796	139,357
Assisted Living	276,234	227,865	143,953
CCRCs	149,248	64,834	9,518
Management Services	4,752	3,932	2,703
	$666,322	$488,427	$295,531

General and administrative (including non-cash stock compensation expense)(3)	$138,013	$117,897	$81,696
Facility lease expense	271,628	228,779	189,339
Depreciation and amortization	299,925	188,129	47,048
Loss from operations	$(41,207)	$(44,693)	$(21,393)
Total Assets:
Retirement Centers	$1,390,697	$1,428,706	$827,849
Assisted Living	1,398,578	1,395,477	425,168
CCRCs	1,661,830	1,597,415	335,987
Corporate and Management Services	360,517	334,402	108,807
	$4,811,622	$4,756,000	$1,697,811

___________

(1)	All revenue is earned from external third parties in the United States.

(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Alterra emerged from bankruptcy on December 4, 2003, and had accrued an estimated liability for certain insurance claims related to periods prior to the emergence from Chapter 11 proceedings. For the years ended December 31, 2007, 2006, and 2005, we recorded a non-cash benefit of approximately $0.3 million, $4.1 million, and $4.7 million, respectively, related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

(3)	Net of general and administrative costs allocated to management services reporting segment.

22.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2007 and 2006 (dollars in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$446,834	$458,410	$464,594	$469,458
Loss from operations(1)	(16,093)	(12,861)	(12,079)	(174)
Loss before income taxes	(55,577)	(32,032)	(94,047)	(81,976)
Net loss	(35,140)	(18,675)	(58,927)	(49,237)
Weighted average basic and diluted loss per share(2)	$(0.35)	$(0.18)	$(0.58)	$(0.49)
Weighted average shares used in computing basic and diluted loss per share	101,302	101,520	101,564	101,656
Cash dividends declared per share	$0.45	$0.50	$0.50	$0.50

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$222,183	$268,427	$387,043	$432,260
(Loss) income from operations(1)	(3,880)	6,451	(11,903)	(35,361)
Loss before income taxes	(18,824)	(19,753)	(45,202)	(62,128)
Net loss	(19,326)	(20,259)	(31,145)	(37,357)
Weighted average basic and diluted loss per share(2)	$(0.30)	$(0.31)	$(0.34)	$(0.37)
Weighted average shares used in computing basic and diluted loss per share	65,007	65,007	91,640	101,205
Cash dividends declared per share	$0.35	$0.35	$0.40	$0.45

___________

(1)
For the quarters ended December 31, 2007 and 2006, we recorded a non-cash benefit of $0.3 million and $4.1 million, respectively, related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

(2)
The loss per share has been presented as if the shares of common stock described in note 1 had been issued and were outstanding for the periods in which FIG controlled BLC, Alterra, FIT REN and Fortress CCRC.

23.           Subsequent Events

In February 2008, the Company terminated swap agreements with aggregate notional amounts of approximately $45.4 million and recouponed, at a more favorable interest rate, swap agreements with aggregate notional amounts of $726.5 million.  In conjunction with these transactions, $23.9 million was paid to the respective counterparties.

On February 11, 2008, the Company announced that Mark J. Schulte, the Company’s Co-CEO, was elected to the Company's Board of Directors effective February 7, 2008. In connection with his election as a director, Mr. Schulte resigned his position as Co-CEO, and will no longer serve as an officer of the Company or its affiliates. W.E. Sheriff, the Company's Co-CEO, will remain as the sole Chief Executive Officer of the Company.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged To other Accounts		Acquisitions		Deductions		Balance at End of Period
Deferred Tax Valuation Account:
Year ended December 31, 2005	$89,282	$—	$—		$—		$41,771	(1)	$47,511
Year ended December 31, 2006	$47,511	$—	$—		$(41,511	)(2)	$—		$6,000
Year ended December 31, 2007	$6,000	$—	$407	(3)	$—		$—		$6,407

___________

(1)	Change in valuation allowance due to minority step-up in basis.
(2)	Change in valuation allowance due to generation of deferred tax liabilities in connection with ARC and SALI acquisitions.
(3)	Adjustment to valuation allowance based on final returns.

 See accompanying report of independent registered public accounting firm.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.               Controls and Procedures.

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.  Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated and combined financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings “Proposal Number One - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Co-Presidents, Chief Financial Officer, Executive Vice Presidents of Finance and Controller, both of which are available on our website at www.brookdaleliving.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, will be posted on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings “Compensation of Directors” and “Compensation of Executive Officers” in our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2007 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	—	—	1,972,593
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,972,593

___________

(1)
In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock or other forms of equity-based compensation. As of December 31, 2007, 1,909,557 shares of unvested restricted stock, issued under our Omnibus Stock Incentive Plan were outstanding. In addition, as of such date, 1,110,784 shares of unvested restricted stock issued under the plans of our predecessor entities were outstanding. Such shares are not reflected in the table above.

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

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.               Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading “Proposal Number Two - Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated and Combined Financial Statements

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ W.E. Sheriff
Name:	W.E. Sheriff
Title:	Chief Executive Officer
Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	February 29, 2008
Wesley R. Edens

/s/ W.E. Sheriff	Chief Executive Officer	February 29, 2008
W.E. Sheriff

/s/ Mark W. Ohlendorf	Co-President and Chief Financial Officer	February 29, 2008
Mark W. Ohlendorf

/s/ Bryan D. Richardson	Executive Vice President, Chief Administrative	February 29, 2008
Bryan D. Richardson	Officer and Chief Accounting Officer

/s/ William B. Doniger	Director	February 29, 2008
William B. Doniger

/s/Frank M. Bumstead	Director	February 29, 2008
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 29, 2008
Jackie M. Clegg

/s/ Jeffrey G. Edwards	Director	February 29, 2008
Jeffrey G. Edwards

/s/ Jeffrey R. Leeds	Director	February 29, 2008
Jeffrey R. Leeds

/s/ Mark J. Schulte	Director	February 29, 2008
Mark J. Schulte

/s/ Samuel Waxman	Director	February 29, 2008
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated June 29, 2005, by and among NW Select LLC, Emeritus Corporation, FIT-ALT Investor LLC and Brookdale Senior Living Inc. (incorporated by reference to Exhibit 2.11 to the Company’s Registration Statement on Form S-1 (No. 333-127372) filed on August 9, 2005).

2.2
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

2.3
Amended and Restated Agreement and Plan of Merger, dated March 30, 2006, by and between BLC Acquisitions, Inc., SALI Merger Sub Inc., and Southern Assisted Living, Inc. (incorporated by reference to Exhibit 2.10 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

2.4
Stock Purchase Agreement, dated December 30, 2005, by and between Brookdale Living Communities, Inc. and Capstead Mortgage Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 30, 2005).

2.5
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

2.7
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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).

4.2
Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

4.3
Amendment No. 1 to Stockholders Agreement, dated as of July 25, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).

10.1
Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.2
Employment Agreement dated September 8, 2005, by and between Brookdale Senior Living Inc., Alterra Healthcare Corporation and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.3
Employment Agreement dated August 9, 2005, by and between Brookdale Senior Living Inc., Brookdale Living Communities, Inc. and John P. Rijos (incorporated by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.4
Employment Agreement dated September 8, 2005, by and between Brookdale Senior Living Inc., a Delaware corporation, Alterra Healthcare Corporation and Kristin A. Ferge (incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.5
Brookdale Living Communities, Inc. Employee Restricted Stock Plan (incorporated by reference to Exhibit 10.75 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.6
Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.76 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.7
Award Agreement dated August 9, 2005, by and between Brookdale Living Communities, Inc. and John P. Rijos (incorporated by reference to Exhibit 10.77 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.8
FEBC-ALT Investors LLC Employee Restricted Securities Plan (incorporated by reference to Exhibit 10.80 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.9
Award Agreement dated August 5, 2005, by and between FEBC-ALT Investors LLC and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.10
Award Agreement dated August 5, 2005, by and between FEBC-ALT Investors LLC and Kristin A. Ferge (incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-127372) filed on September 21, 2005).*

10.11
Exchange and Stockholder Agreement, dated September 30, 2005, by and among Brookdale Senior Living Inc., Fortress Brookdale Acquisition LLC and Mark J. Schulte (incorporated by reference to Exhibit 10.86 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-127372) filed on October 11, 2005).*

10.12
Consent to Change of Control and Third Amendment to Master Lease, dated April 1, 2006, by and between Health Care Property Investors, Inc., Texas HCP Holding, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, and ARC LaBarc Real Estate Holdings, LLC, on the one hand, and Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., LaBarc, L.P. and Park Place Investments, LLC, on the other hand, and ARCPI Holdings, Inc. and American Retirement Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).

10.13
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

10.14
Investment Agreement, dated as of May 12, 2006, by and among Brookdale Senior Living Inc. and RIC Coinvestment Fund LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006).

10.15
Form of Option Agreement, by and among Brookdale Senior Living Inc. and RIC Coinvestment Fund LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2006).

10.16
Employment Agreement, dated May 12, 2006, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2006).*

10.17
Form of Employment Agreement for Gregory B. Richard, George T. Hicks, Bryan D. Richardson and H. Todd Kaestner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 12, 2006).*

10.18
Separation Agreement and General Release, dated September 15, 2006, between Brookdale Senior Living Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2006).*

10.19
Separation Agreement and General Release dated September 15, 2006 between Brookdale Senior Living Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2006).*

10.20
Employment Agreement, dated September 25, 2006, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2006).*

10.21.1
Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Banc of America Securities LLC, as co-arrangers, LaSalle Bank National Association and Bank of America, N.A., as co-syndication agents, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006).

10.21.2
Amended and Restated Guarantee and Pledge Agreement, dated as of November 15, 2006, made by Brookdale Senior Living Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2006).

10.21.3
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

10.22.1
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.22.2
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Three Year Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.22.3
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Five Year Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.22.4
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Four Year Performance/Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.22.5
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Four Year Performance/Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.23
Separation Agreement and General Release, dated February 7, 2008, between Brookdale Senior Living Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008).*

10.24
Separation Agreement and General Release and Consulting Agreement, dated February 11, 2008, between Brookdale Senior Living Inc. and Paul A. Froning (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2008).*

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan