Form 10-Q
period 2008-03-31
Brookdale Senior Living Inc.
filed 2008-05-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Westwood Place, Suite 200, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

(615) 221-2250
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 5, 2008, 102,230,615 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$119,536	$100,904
Cash and escrow deposits – restricted	76,649	76,962
Accounts receivable, net	72,448	66,807
Deferred tax asset	13,040	13,040
Prepaid expenses and other current assets, net	30,681	34,122
Total current assets	312,354	291,835
Property, plant and equipment and leasehold intangibles, net	3,744,647	3,760,453
Cash and escrow deposits – restricted	38,965	17,989
Investment in unconsolidated ventures	40,823	41,520
Goodwill	329,597	328,852
Other intangible assets, net	248,237	257,135
Other assets, net	99,113	113,838
Total assets	$4,813,736	$4,811,622

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$71,748	$18,007
Trade accounts payable	45,565	37,137
Accrued expenses	143,486	156,253
Refundable entrance fees and deferred revenue	263,827	254,582
Tenant security deposits	32,393	31,891
Dividends payable	25,950	51,897
Total current liabilities	582,969	549,767
Long-term debt, less current portion	2,172,628	2,119,217
Line of credit	203,000	198,000
Deferred entrance fee revenue	66,301	77,477
Deferred liabilities	124,392	119,726
Deferred tax liability	235,669	266,583
Other liabilities	82,661	61,314
Total liabilities	3,467,620	3,392,084
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding	-	-
Common stock, $.01 par value, 200,000,000 shares authorized at March 31, 2008 and December 31, 2007; 105,040,206 shares and 104,962,211 shares issued and outstanding (including 2,849,167 and 3,020,341 unvested restricted shares), respectively	1,050	1,050
Additional paid-in-capital	1,734,646	1,752,581
Accumulated deficit	(387,785)	(332,692)
Accumulated other comprehensive loss	(1,795)	(1,401)
Total stockholders’ equity	1,346,116	1,419,538
Total liabilities and stockholders’ equity	$4,813,736	$4,811,622

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue
Resident fees	$478,835	$445,338
Management fees	1,813	1,496
Total revenue	480,648	446,834

Expense
Facility operating expense (excluding depreciation and amortization of $50,890 and $65,569, respectively)	305,059	280,809
General and administrative expense (including non-cash stock-based compensation expense of $8,010 and $10,820, respectively)	36,388	40,653
Facility lease expense	67,812	68,481
Depreciation and amortization	71,940	72,984
Total operating expense	481,199	462,927
Loss from operations	(551)	(16,093)

Interest income	1,626	1,820
Interest expense
Debt	(35,871)	(33,452)
Amortization of deferred financing costs	(1,557)	(1,618)
Change in fair value of derivatives and amortization	(45,633)	(4,781)
Loss on extinguishment of debt	(2,821)	—
Equity in loss of unconsolidated ventures	(173)	(1,453)
Loss before income taxes	(84,980)	(55,577)
Benefit for income taxes	29,887	20,568
Loss before minority interest	(55,093)	(35,009)
Minority interest	—	(131)
Net loss	$(55,093)	$(35,140)

Basic and diluted loss per share	$(0.54)	$(0.35)

Weighted average shares used in computing basic and diluted loss per share	101,995	101,302

Dividends declared per share	$0.25	$0.45

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(55,093)	$(35,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	2,821	—
Depreciation and amortization	73,497	74,602
Minority interest	—	131
Equity in loss of unconsolidated ventures	173	1,453
Distributions from unconsolidated ventures from cumulative share of net earnings	190	46
Amortization of deferred gain	(1,085)	(1,085)
Amortization of entrance fees	(6,691)	(4,259)
Proceeds from deferred entrance fee revenue	2,780	3,916
Deferred income tax benefit	(30,662)	(20,634)
Change in deferred lease liability	5,751	6,336
Change in fair value of derivatives and amortization	45,633	4,781
Non-cash stock-based compensation	8,010	10,820
Changes in operating assets and liabilities:
Accounts receivable, net	(6,392)	(4,796)
Prepaid expenses and other assets, net	3,179	1,703
Accounts payable and accrued expenses	(5,083)	(15,756)
Tenant refundable fees and security deposits	1,184	(1,170)
Other	2,417	7,880
Net cash provided by operating activities	40,629	28,828

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	1,763	958
Increase in cash and escrow deposits — restricted	(20,663)	(3,922)
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(46,213)	(34,331)
Acquisition of assets, net of related payables and cash received	(745)	(22,867)
Acquisition deposit	—	(10,116)
Payment on (issuance of) notes receivable, net	10,112	(5,431)
Investment in unconsolidated ventures	(356)	(785)
Distributions received from unconsolidated ventures	—	943
Net cash used in investing activities	(56,102)	(75,551)

Cash Flows from Financing Activities
Proceeds from debt	288,479	135,346
Repayment of debt and capital lease obligation	(181,327)	(11,895)
Proceeds from line of credit	125,000	106,500
Repayment of line of credit	(120,000)	(142,000)
Payment of dividends	(51,897)	(46,588)
Payment of financing costs, net of related payables	(853)	(4,072)
Other	(403)	(624)
Refundable entrance fees:
Proceeds from refundable entrance fees	3,492	4,258
Refunds of entrance fees	(3,632)	(6,315)
Recouponing and payment of swap termination	(23,942)	—
Cash portion of loss on extinguishment of debt	(812)	—
Net cash provided by financing activities	34,105	34,610
Net increase (decrease) in cash and cash equivalents	18,632	(12,113)
Cash and cash equivalents at beginning of period	100,904	68,034
Cash and cash equivalents at end of period	$119,536	$55,921

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. (“Brookdale”, “BSL” or the “Company”) is a leading owner and operator of senior living facilities throughout the United States.  The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company owns, leases and operates retirement centers, assisted living and dementia-care facilities and continuing care retirement centers (“CCRCs”).

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2008, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

In 2006, the Company adopted EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and as a result, consolidated the operations of three limited partnerships controlled by the Company.  In 2006, the Company purchased a facility from one of the limited partnerships and the partnership was liquidated.  During 2007, the Company purchased the remaining facilities and the limited partnerships were liquidated.  As a result, the Company does not have minority interest reflected on the condensed consolidated balance sheet in the current period.

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

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront fee prior to occupying the facility.  In addition, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or in certain agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit.  In such instances the refundable portion of the fee is not amortized and included in refundable entrance fees and deferred revenue.

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the facility and was approximately $67.5 million and $69.7 million at March 31, 2008 and December 31, 2007, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue are classified as current liabilities.

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

Fair Value Measurements

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 in the current period and provided certain disclosures to comply with its provisions.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS 159 in the current period and the adoption had no impact in the current quarter condensed consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) ratified EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in-capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  EITF 06-11 is effective for fiscal years after December 15, 2007 (note 11).

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company will adopt SFAS 161 in January 2009.

Dividends

On March 19, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.25 per share of common stock, or an aggregate of $26.0 million, for the quarter ended March 31, 2008.  The $0.25 per share dividend was paid on April 14, 2008 to holders of record of the Company’s common stock on March 31, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3.  Stock-Based Compensation

Compensation expense in connection with grants of restricted stock of $8.0 million and $10.8 million was recorded for the three months ended March 31, 2008 and 2007, respectively.  For the quarter ended March 31, 2008 and 2007, compensation expense was calculated net of forfeitures estimated from 0% - 6% and 5%, respectively, of the shares granted.

On February 7, 2008, the Company entered into a Separation Agreement and General Release with an officer that accelerated the vesting provision of his restricted stock grants as of March 3, 2008 upon satisfying certain conditions.  As a result of the modification, the previous compensation expense related to these grants was reversed and a charge based on the fair value of the stock at the modification date was recorded over the modified vesting period.  The net impact of the adjustment was $2.7 million of additional expense for the quarter ended March 31, 2008.

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

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (dollars in thousands except for share and per share amounts):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2008	160,000	$23.17 – 25.95	$2,967

4.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2008 presented on an operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	CCRCs	Total
Balance at December 31, 2007	$7,642	$102,812	$218,398	$328,852
Additions	—	851	(106)	745
Balance at March 31, 2008	$7,642	$103,663	$218,292	$329,597

The additions to goodwill related to the current period acquisition of a home health agency and to adjust the allocation of the purchase price for previously acquired entities.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(3,698)	$143,984	$147,682	$(2,773)	$144,909
Management contracts and other	158,048	(53,795)	104,253	158,048	(45,822)	112,226
Total	$305,730	$(57,493)	$248,237	$305,730	$(48,595)	$257,135

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2008 and 2007 was $8.9 million and $8.0 million, respectively.

5.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Land	$258,624	$259,336
Buildings and improvements	2,685,424	2,651,630
Furniture and equipment	240,299	223,475
Resident and operating lease intangibles	598,284	596,623
Assets under capital and financing leases	512,152	517,506
	4,294,783	4,248,570
Accumulated depreciation and amortization	(550,136)	(488,117)
Property, plant and equipment and leasehold intangibles, net	$3,744,647	$3,760,453

6.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Mortgage notes payable due 2009 through 2039; weighted average interest rate of 5.57% at March 31, 2008 (weighted average interest rate of 6.59% at December 31, 2007)	$1,144,167	$856,073
Mortgages payable due 2009 through 2038; weighted average interest rate of 8.38% at March 31, 2008 (weighted average interest rate of 7.01% at December 31, 2007)	3,333	74,549
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000

Mortgages payable due 2012; weighted average interest rate of 5.64% at March 31, 2008 (weighted average interest rate of 5.64% at December 31, 2007), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the FIT REN portfolio	212,407	212,407
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25%, payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio	—	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 4.75% at March 31, 2008 (weighted average interest rate of 5.03% at December 31, 2007), due 2032, payable interest only until maturity, secured by the Chambrel portfolio	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.98% at March 31, 2008 (weighted average interest rate of 8.97% at December 31, 2007)	295,258	299,228
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	325,631	325,631
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch, payable to the extent of all available cash flow (as defined)	12,739	12,739
Total debt	2,244,376	2,137,224
Less current portion	71,748	18,007
Total long-term debt	$2,172,628	$2,119,217

As of March 31, 2008, the Company had an available secured line of credit of $320.0 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million.  The line of credit bears interest at the base rate plus 0.50% or LIBOR plus 1.50%, at the Company’s election.  The Company must also pay a fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facilities.  In connection with entering into the credit facility agreement, the Company paid a commitment fee of 0.50% and is subject to a non-use fee of 0.25% on all unutilized amounts.  The credit facility matures on November 15, 2008 subject to extension at the Company’s unilateral option for two three-month extension periods and payment of a 0.1875% commitment fee with respect to each extension.  Accordingly, amounts drawn against the line of credit at March 31, 2008 have been classified as long-term on our condensed consolidated balance sheets.  As of March 31, 2008, $203.0 million was drawn on the revolving loan facility and $118.0 million of letters of credit had been issued under the agreements.  The agreements are secured by a pledge of the Company’s tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

On January 25, 2008, the Company financed two previously acquired communities with $47.3 million of first mortgage financing bearing interest at LIBOR plus 1.8% payable interest only through January 25, 2011.  The initial draw on the loan was $37.6 million.  The Company entered into interest rate swaps to convert the loan from floating to fixed.  The loan is secured by the underlying properties.

On February 15, 2008, the Company financed a previously acquired community with $46.0 million of first mortgage financing bearing interest at 6.21% payable interest only through August 5, 2012.  The loan is secured by the underlying property.

On March 13, 2008, the Company financed a previously acquired community with $64.1 million of first mortgage financing bearing interest initially at 5.5% and adjusted monthly commencing on May 1, 2008.  The adjusted rate is calculated as LIBOR plus 2.45%, but will not be less than 5.45%.  The note is payable interest only through April 1, 2011.  The Company entered into interest rate swaps to convert the loan from floating to fixed.  The loan is secured by the underlying property.

On March 27, 2008, the Company financed a previously acquired community with $20.0 million of first mortgage financing bearing interest initially at 5.5% and adjusted monthly commencing on May 1, 2008.  The adjusted rate is calculated as LIBOR plus 2.45%, but will not be less than 5.45%.  The note is payable interest only through April 1, 2011.  The Company entered into interest rate swaps to convert the loan from floating to fixed.  The loan is secured by the underlying property.

The financings entered into on January 25, 2008, February 15, 2008, March 13, 2008 and March 27, 2008 were all related to the same portfolio.  In conjunction with these refinancings, the Company repaid $105.8 million of existing debt.

On March 26, 2008, the Company obtained $119.4 million of first mortgage financing bearing interest at 5.405%. The debt matures on April 1, 2013, with one extension term of up to five years from the maturity date. The loan is secured by 19 of the Company’s communities, with an additional loan commitment not to exceed $6.0 million in connection with the addition of a property into the collateral pool.  In conjunction with the financing, the Company repaid $71.2 million of existing debt. The net proceeds from the transaction were used to pay down amounts drawn against the Company’s revolving credit facility and fund other working capital needs.  Subsequent to March 31, 2008, the Company obtained the $6.0 million additional loan and repaid $3.3 million of existing debt on the property added into the collateral pool.

As of March 31, 2008, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparty was $25.0 million and $5.0 million as of March 31, 2008 and December 31, 2007, respectively.

All derivative instruments are recognized as either assets or liabilities in the condensed consolidated balance sheets at fair value.  The change in mark-to-market of the value of the derivative is recorded as an adjustment to income.

Derivative contracts are not entered into for trading or speculative purposes.  Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.  Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

The following table summarizes the Company’s swap instruments at March 31, 2008 (dollars in thousands):

Current notional balance	$1,266,641
Highest possible notional	$1,266,641
Lowest interest rate	3.04%
Highest interest rate	5.00%
Average fixed rate	3.84%
Earliest maturity date	2010
Latest maturity date	2014
Weighted average original maturity	4.4 years
Estimated liability fair value (included in other liabilities at March 31, 2008)	$(34,948)
Estimated asset fair value (included in other assets, net at March 31, 2008)	$—

During the three months ended March 31, 2008, the fair value of the Company’s interest rate swaps decreased $45.6 million which has been included as a component of interest expense in the condensed consolidated statements of operations.

During the three month period ended March 31, 2008, the Company terminated a swap agreement with a notional amount of approximately $45.4 million and recouponed, at a more favorable interest rate, notional amounts of $726.5 million.  In conjunction with these transactions, $23.9 million was paid to the respective counterparties.

Subsequent to March 31, 2008, the Company terminated a swap agreement with a notional amount of $70.0 million.  In conjunction with this transaction, $3.2 million was paid to the counterparty.

7.  Legal Proceedings

In connection with the sale of certain communities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLC”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC (“Fortress”), an affiliate of the Company’s largest stockholder, and R. Stanley Young, the Company’s former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of communities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and the Company’s former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of communities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and the Company’s former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and the Company’s former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, the Company filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court granted the Company’s motion to dismiss the third amended complaint, but granted the plaintiffs’ motion for leave to amend, which must be filed within 30 days of the issuance of the court’s order. The Company plans to continue to vigorously defend this Action if the plaintiffs elect to file a further amended complaint.

A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of communities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those communities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, the Company filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses.  On December 27, 2006, the plaintiffs moved to certify the Second Action as a class action. Both the plaintiffs and defendants have served document production requests and the Second Action is currently in the beginning stages of document discovery. The Company also intends to vigorously defend this Second Action.

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

8.  Supplemental Disclosure of Cash Flow Information (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$36,453	$32,595
Income taxes paid	$85	$491
Write-off of deferred costs	$2,009	$—

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
De-consolidation of leased development property:
Property, plant and equipment and leasehold intangibles, net	$—	$(2,978)
Debt	—	2,978
Net	$—	$—
Acquisition of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted	$—	$247
Accounts receivable, net	—	40
Property, plant and equipment and leasehold intangibles, net	—	35,749
Investment in unconsolidated ventures	—	(1,342)
Goodwill	745	3,101
Other intangible assets, net	—	(667)
Trade accounts payable, accrued expenses and other liabilities	—	(407)
Debt obligations	—	(11,883)
Other, net	—	(1,971)
Net	$745	$22,867

9.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Cash basis payment	$63,146	$63,230
Straight-line expense	5,751	6,336
Amortization of deferred gain	(1,085)	(1,085)
Facility lease expense	$67,812	$68,481

10.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(55,093)	$(35,140)
Reclassification of net gains on derivatives into earnings	(739)	(393)
Amortization of payments from settlement of forward interest swaps	94	94
Other	252	116
Total comprehensive loss	$(55,486)	$(35,323)

11.  Income Taxes

The Company’s effective tax rate for the three-month periods ended March 31, 2008 and 2007 are 35% and 37%, respectively.  The difference between the periods is primarily due to an increase in state taxes for Texas Margins Tax and Michigan Gross Receipts tax, and a change in recording dividends paid on unvested shares.  Beginning January 1, 2008, dividends on unvested shares are being recorded under FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment in accordance with EITF 06-11 as discussed in note 2.

The Company recorded additional interest charges of $0.2 million related to its FIN 48 reserve for the quarter ended March 31, 2008, but is not aware of any new uncertain tax positions to be recorded in the period.  Tax returns for years 2002 through 2006 are subject to future examination by tax authorities.  In addition, for Alterra Healthcare Corporation, tax returns are open from 1999 through 2001 to the extent of the net operating losses generated during those periods.

12.  Share Repurchase Program

On March 19, 2008, the Company’s board of directors approved a share repurchase program that authorizes the Company to purchase up to $150 million in the aggregate of the Company’s common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.

No shares were purchased pursuant to this authorization during the three months ended March 31, 2008.

13.  Segment Results

The Company currently has four reportable segments: retirement centers; assisted living; CCRCs; and management services.   These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the fourth quarter of 2007, the Company completed an internal reorganization which was intended to further improve the segment financial results and to more accurately reflect the underlying product offering of each segment.  The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment.  The change included the movement of communities between the retirement centers, assisted living and CCRCs segments resulting in a net increase of 16 communities to the retirement centers segment and a net decrease of 16 communities to the CCRCs segment.  These changes are reflected in the Company’s results for the three months ended March 31, 2008.   The Company has restated the March 31, 2007 results for comparative purposes.  In connection with this reorganization, the Company renamed its reportable segments.  The reportable segment formerly known as independent living is now known as retirement centers and the segment formerly known as retirement centers/CCRCs is now known as CCRCs.

Retirement Centers.  Retirement center communities are primarily designed for middle to upper income senior citizens age 70 and older who desire an upscale residential environment providing the highest quality of service.  The majority of the Company’s retirement center communities consist of both independent living and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services.

Assisted Living.  Assisted living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents.  The Company’s assisted living communities include both freestanding, multi-story communities and freestanding single story communities.  The Company also operates memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer’s disease and other dementias.

CCRCs.  CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health.  Most of the Company’s CCRCs have retirement centers, assisted living and skilled nursing available on one campus, and some also include memory care and Alzheimer’s units.

Management Services.  The Company’s management services segment includes communities owned by others and operated by the Company pursuant to management agreements.  Under the management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses it incurs on behalf of the owners.  The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue(1)
Retirement Centers	$139,440	$132,866
Assisted Living	209,697	194,424
CCRCs	129,698	118,048
Management Services	1,813	1,496
	$480,648	$446,834
Segment operating income(2)
Retirement Centers	$60,240	$58,095
Assisted Living	73,884	71,112
CCRCs	39,652	35,322
Management Services	1,269	1,047
	$175,045	$165,576
General and administrative (including non-cash stock-based compensation expense)(3)	$36,388	$40,653
Facility lease expense	67,812	68,481
Deprecation and amortization	71,940	72,984
Loss from operations	$(551)	$(16,093)

Total assets
Retirement Centers	$1,376,533	$1,390,697
Assisted Living	1,385,886	1,398,578
CCRCs	1,651,762	1,661,830
Corporate and Management Services	399,555	360,517
	$4,813,736	$4,811,622

(1)	All revenue is earned from external third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives; our ability to deploy capital; our expectations regarding occupancy, the demand for senior housing and our share repurchase program; our belief regarding the value of our common stock and our growth prospects; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health) and our expectations regarding their effect on our results; our plans to expand existing facilities and develop new facilities; the expected project costs for our expansion and development program; our expected levels of expenditures; our expectations regarding liquidity; our expectations regarding financings and refinancings of assets; our ability to secure financing; our ability to acquire the fee interest in facilities that we currently operate at attractive valuations; our ability to close accretive acquisitions; our ability to close dispositions of underperforming facilities; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our ability to pay and grow dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, our determination from time to time whether to purchase any shares under the repurchase program; our ability to fund any repurchases; the risk that we may not be able to obtain any consents necessary to effect the repurchase program; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; our inability to extend or replace our credit facility when it expires; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that we may not be able to pay or maintain dividends; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions (including the acquisition of American Retirement Corporation (“ARC”)) into our operations; unforeseen costs associated with the acquisition of new facilities; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the first quarter of 2008, we continued to make progress in implementing the growth objectives outlined in our most recent Annual Report on Form 10-K.  The following is a summary discussion of our progress during the three months ended March 31, 2008.

Our primary growth objectives are to continue to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); and (iii) expansion of our existing communities and development of new communities.  Given the current market environment, we are focusing on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy.  We continue to anticipate a reduced level of acquisition activity over the near term when compared with historical levels.

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2008 and 2007 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total revenues	$480.6	$446.8	$33.8	7.6%
Net loss	$(55.1)	$(35.1)	$20.0	57.0%
Adjusted EBITDA	$80.0	$70.6	$9.4	13.3%
Cash From Facility Operations	$38.6	$32.5	$6.1	18.8%
Facility Operating Income	$167.1	$160.3	$6.8	4.2%

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

During the first quarter of 2008, we increased our revenues and cash flows and achieved positive same-store results.  Our revenues for the three months ended March 31, 2008 increased to $480.6 million, an increase of $33.8 million, or approximately 7.6%, over our revenues for the three months ended March 31, 2007.  The increase in revenues was primarily a result of a $270 increase in the average revenue per unit/bed compared to the prior period and growing revenues from our ancillary services programs, partially offset by a slight decline in occupancy during the quarter.

During the three months ended March 31, 2008, we increased our Adjusted EBITDA, Cash From Facility Operations, and Facility Operating Income by 13.3%, 18.8% and 4.2%, respectively, when compared to the three months ended March 31, 2007.  In addition, during the quarter, our board of directors authorized a $150 million stock repurchase program and adjusted our quarterly dividend in order to partially fund the repurchase program.

During the quarter, we continued to make progress in expanding our ancillary services offerings by completing the roll-out of our ancillary services program to approximately 1,500 additional units.  In addition, we acquired a home health agency in the Houston, Texas market. At March 31, 2008, we had approximately 31,300 units served by our therapy services programs and approximately 8,300 units served by our home health programs.  While we continue to work to expand our ancillary services programs to additional Brookdale units, we also continue to see positive results from the maturation of previously-opened therapy clinics.

During the quarter, we made significant progress in our expansion and development program, completing expansions at two communities which opened in early April 2008 (with a total of 60 units).  We currently have 12 projects under construction with a total of 391 units.  In addition, the results of expansions opened in 2007 continued to meet or exceed our expectations.

During the first quarter of 2008, we focused on responding to unfavorable market conditions by continuing to enhance our sales and marketing programs.  For example, we expanded our major market management program that integrates the sales and marketing efforts of all of our products in a given market. Additionally, we are in the process of rolling out a new loyalty program for our residents and prospects which is designed to take advantage of our continuum of products in each market.

Although we made significant progress in the first quarter of 2008, our growth initiatives and operating results have continued to be negatively impacted by unfavorable conditions in the housing, credit and financial markets.  We believe that the deteriorating housing market and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our facilities, thus hindering our ability to increase occupancy above current levels.  We remain cautious about the economy and its effect on our customers.  In addition, we continued to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  We expect occupancy to remain relatively flat over the near term and we expect entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Three Months Ended March 31, 2008 and 2007

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods.  Refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008, for additional information regarding acquisitions.

(in thousands)

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$139,440	$132,866	$6,574	4.9%
Assisted Living	209,697	194,424	15,273	7.9%
CCRCs	129,698	118,048	11,650	9.9%
Total resident fees	478,835	445,338	33,497	7.5%
Management fees	1,813	1,496	317	21.2%
Total revenue	480,648	446,834	33,814	7.6%
Expense
Facility operating expense
Retirement Centers	79,200	74,771	4,429	5.9%
Assisted Living	135,813	123,312	12,501	10.1%
CCRCs	90,046	82,726	7,320	8.8%
Total facility operating expense	305,059	280,809	24,250	8.6%
General and administrative expense	36,388	40,653	(4,265)	(10.5%)

Facility lease expense	67,812	68,481	(669)	(1.0%)
Depreciation and amortization	71,940	72,984	(1,044)	(1.4%)
Total operating expense	481,199	462,927	18,272	3.9%
Loss from operations	(551)	(16,093)	15,542	(96.6%)
Interest income	1,626	1,820	(194)	(10.7%)
Interest expense
Debt	(35,871)	(33,452)	(2,419)	(7.2%)
Amortization of deferred financing costs	(1,557)	(1,618)	61	3.8%
Change in fair value of derivatives and amortization	(45,633)	(4,781)	(40,852)	(854.5%)
Loss on extinguishment of debt	(2,821)	-	(2,821)	(100.0%)
Equity in loss of unconsolidated ventures	(173)	(1,453)	1,280	88.1%
Loss before income taxes	(84,980)	(55,577)	(29,403)	(52.9%)
Benefit for income taxes	29,887	20,568	9,319	45.3%
Loss before minority interest	(55,093)	(35,009)	(20,084)	(57.4%)
Minority interest	-	(131)	131	100.0%
Net loss	$(55,093)	$(35,140)	$(19,953)	(56.8%)

Selected Operating and Other Data:
Total number of communities (at end of period)	550	546	4	0.7%
Total units/beds operated(1)	51,857	51,421	436	0.8%
Owned/leased communities units/beds	47,451	46,982	469	1.0%
Owned/leased communities occupancy rate:
Period end	89.7%	91.0%	(1.3%)	(1.4%)
Weighted average	90.0%	90.8%	(0.8%)	(0.9%)
Average monthly revenue per unit/bed(2)	$3,759	$3,489	$270	7.7%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	87	85	2	2.4%
Total units/beds(1)	15,932	15,741	191	1.2%
Occupancy rate:
Period end	90.0%	92.7%	(2.7%)	(2.9%)
Weighted average	90.5%	92.8%	(2.3%)	(2.5%)
Average monthly revenue per unit/bed(2)	$3,244	$3,004	$240	8.0%
Assisted Living
Number of communities (period end)	409	406	3	0.7%
Total units/beds(1)	20,981	20,874	107	0.5%
Occupancy rate:
Period end	89.5%	89.7%	(0.2%)	(0.2%)
Weighted average	89.8%	89.6%	0.2%	0.2%
Average monthly revenue per unit/bed(2)	$3,710	$3,460	$250	7.2%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(1)	10,538	10,367	171	1.6%
Occupancy rate:
Period end	89.6%	90.8%	(1.2%)	(1.3%)
Weighted average	89.4%	90.0%	(0.6%)	(0.7%)
Average monthly revenue per unit/bed(2)	$4,716	$4,400	$316	7.2%
Management Services
Number of communities (period end)	22	23	(1)	(4.3%)
Total units/beds(1)	4,406	4,439	(33)	(0.7%)

Occupancy rate:
Period end	83.5%	92.3%	(8.8%)	(9.5%)
Weighted average	83.4%	91.6%	(8.2%)	(9.0%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$2,780	$3,916	$(1,136)	(29.0%)
Refundable entrance fees sales(3)	3,492	4,258	(766)	(18.0%)
Total entrance fee receipts	6,272	8,174	(1,902)	(23.3%)
Refunds	(3,632)	(6,315)	2,683	42.5%
Net entrance fees	$2,640	$1,859	$781	42.0%

__________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(3)
Refundable entrance fee sales for the three months ended March 31, 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.4 million for the three months ended March 31, 2008.  We did not receive any MyChoice amounts from existing residents during the first quarter of 2007.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year first quarter mainly due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to our communities.  This increase was partially offset by a decrease in occupancy across all segments for our same store communities.  During the current period, same store revenues grew 5.8% at the 522 properties we operated in both periods with an average rate increase of 7.5% and a decrease in occupancy of 1.4%.

Retirement center revenue increased $6.6 million, or 4.9%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased period over period.  Revenue growth was also impacted by an increase in revenue related to the expansion of our ancillary services business to these communities during 2007 and the first quarter of 2008.

Assisted living revenue increased $15.3 million, or 7.9%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased slightly period over period.  Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2007 and the first quarter of 2008 as well as the inclusion of acquisitions that are partially or entirely excluded from prior period results.

CCRCs revenue increased $11.7 million, or 9.9%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased period over period.  Revenue growth was also impacted by an increase in revenue related to the expansion of our ancillary services business to these communities during 2007 and the first quarter of 2008.

Management Fees

Management fees were comparable period over period as the number of management contracts maintained was fairly consistent during both periods.

Facility Operating Expense

Facility operating expense increased over the prior-year same period primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as an overall increase in group health insurance costs.

Retirement center operating expenses increased $4.4 million, or 5.9%, primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as an overall increase in group health insurance costs.

Assisted living operating expenses increased $12.5 million, or 10.1%, primarily due to an increase in salaries, wages and benefits due to normal salary increases, increased employee count and an overall increase in group health insurance costs, as well as an increase in expenses incurred in connection with the continued rollout of our ancillary services program.

CCRCs operating expenses increased $7.3 million, or 8.8%, primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count (primarily from the rollout of new programs in the latter part of 2007), as well as an overall increase in group health insurance costs.

General and Administrative Expense

General and administrative expenses decreased $4.3 million, or 10.5%, primarily as a result of a decrease in non-cash stock-based compensation expense period over period due to the acceleration of an award in the first quarter of 2007 and a decrease in professional fees during the first quarter of 2008.  The decrease in expense was partially offset by an increase in salaries, wages and benefits in connection with normal salary increases as well as an increase in the annual bonus accruals.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.9% and 5.5% for the three months ended March 31, 2008 and 2007, respectively, calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007

Resident fee revenues	$478,835	$445,338
Resident fee revenues under management	37,531	37,601
Total	$516,366	$482,939
General and administrative expense (excluding merger and integration expenses and non-cash stock compensation expense totaling $10.9 million and $13.9 million for the three months ended March 31, 2008 and 2007, respectively)	$25,498	$26,708
General and administrative expenses as a percent of total revenues	4.9%	5.5%

Facility Lease Expense

Lease expense decreased by $0.7 million, or 1.0%, primarily due to a decrease in lease expense as a result of the acquisition of certain facilities which were previously leased, partially offset by annual rent increases.  Lease expense includes straight-line rent expense of $5.8 million and $6.3 million for the three months ended March 31, 2008 and 2007, respectively, and is partially offset by $1.1 million of additional deferred gain amortization for both periods.

Depreciation and Amortization

Total depreciation and amortization expense remained relatively constant period over period.

Interest Income

Interest income remained constant period over period.

Interest Expense

Interest expense increased $43.2 million, or 108.4%, primarily due to the change in fair value of our interest rate swaps as well as interest expense on additional debt incurred in connection with our acquisition of previously leased entities and additional borrowings.  During the quarter ended March 31, 2008, we recognized approximately $45.6 million of interest expense on our interest rate swaps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps.

Income Taxes

Our effective tax rate for the periods ended March 31, 2008 and 2007 are 35% and 37%, respectively.  The difference between the periods is primarily due to an increase in state taxes for Texas Margins Tax and Michigan Gross Receipts tax, and a change in recording dividends paid on unvested shares.  Beginning January 1, 2008, dividends on unvested shares are being recorded under SFAS 123(R) in accordance with EITF 06-11.

We recorded additional interest charges related to our FIN 48 reserve for the quarter ended March 31, 2008, but are not aware of any new uncertain tax positions to be recorded in the period.  Tax returns for years 2002 through 2006 are subject to future examination by tax authorities.  In addition, for Alterra Healthcare Corporation, tax returns are open from 1999 through 2001 to the extent of the net operating losses generated during those periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Cash provided by operating activities	$40,629	$28,828
Cash used in investing activities	(56,102)	(75,551)
Cash provided by financing activities	34,105	34,610
Net increase (decrease) in cash and cash equivalents	18,632	(12,113)
Cash and cash equivalents at beginning of period	100,904	68,034
Cash and cash equivalents at end of period	$119,536	$55,921

The increase in cash provided by operating activities was primarily attributable to the cash flow generated from the impact of increased revenue per unit/bed across all business segments period over period which is partially offset by the increase in operating expense.

The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition activity in the current year as well as cash received on an outstanding note receivable.  This decrease was partially offset by an increase in restricted cash for our swap collateral deposits in the current year as well as an increase in additions to property, plant and equipment and leasehold intangibles period over period.

The decrease in cash provided by financing activities was primarily due to a increase in borrowings net of repayments on debt related to refinancing activities period over period which was offset by an increase in cash payments made on swap terminations and recouponings completed during the quarter as well as an increase in dividends paid period over period.

Our principal sources of liquidity are expected to be from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facility;
•	proceeds from mortgage financing or refinancing of various assets;
•	proceeds from the selective disposition of underperforming assets;
•	funds raised in the debt or equity markets; and
•	funds generated through joint venture arrangements or sale-leaseback transactions.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our recently-announced $150 million share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

We are highly leveraged, and have significant debt and lease obligations.  At March 31, 2008, we had $1.9 billion of debt outstanding, excluding our line of credit and capital lease obligations, at a weighted-average interest rate of 5.24%.  At March 31, 2008, we had $2.2 billion of total debt outstanding, excluding our line of credit, of which $71.7 million was due on or before March 31, 2009.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2008, we will be required to make approximately $254.0 million of payments in connection with our existing operating leases.

We had $119.5 million of cash and cash equivalents at March 31, 2008, excluding cash and escrow deposits-restricted and lease security deposits of $136.9 million.  Additionally, we had $74.7 million available under our corporate credit facility and $4.3 million of unused capacity under our letter of credit facility.

At March 31, 2008, we had $270.6 million of negative working capital, which includes the classification of $263.8 million of refundable entrance fees and $32.4 million in tenant deposits as current liabilities. Based upon our historical operating experience, we anticipate that only 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $2.6 million of cash for the three months ended March 31, 2008.

For the year ending December 31, 2008, we anticipate that we will make investments of approximately $100 million to $115 million for capital expenditures, comprised of approximately $21 million to $26 million of net recurring capital expenditures, approximately $35 million to $40 million of net capital expenditures in connection with our community expansion and development program, and approximately $44 million to $49 million of expenditures relating to other major projects (including corporate initiatives).  Other major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures, and expenditures supporting the expansion of our ancillary services programs.  For the quarter ended March 31, 2008, we spent approximately $6.0 million on net recurring capital expenditures, approximately $21.2 million on net capital expenditures in connection with our expansion and development program, and approximately $17.8 million on expenditures relating to other major projects and corporate initiatives. We anticipate funding our expansion and development program primarily through debt and lease financings for those projects. We expect that our other anticipated capital expenditures will be funded from cash on hand, cash flows from operations, amounts drawn on our credit facility and proceeds from the refinancing of various assets.  There can be no assurance that any such financings or refinancings will be available to us or on terms that are acceptable to us.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to fixed rate.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  For example, cash collateral posted as of December 31, 2007 and March 31, 2008 was approximately $5.0 million and $25.0 million, respectively.  If we are required to post additional collateral in connection with our interest rate swaps, our liquidity could be negatively impacted.

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

As of March 31, 2008, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facility

As of March 31, 2008, we had available a secured line of credit of $320.0 million ($70.0 million letter of credit sublimit) and a separate letter of credit facility of up to $80.0 million.  The line of credit bears interest at the base rate plus 0.50% or LIBOR plus 1.50%, at our election.  We must also pay an annual fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facilities.  In connection with entering into the credit facility agreement, we paid a commitment fee of 0.50% and are subject to a non-use fee of 0.25% on all unutilized amounts.  The credit facility matures on November 15, 2008 subject to extension at our unilateral option for two three-month extension periods and payment of a 0.1875% commitment fee with respect to each extension.  As a result of our unilateral extension rights, amounts drawn against the credit agreement at March 31, 2008 have been classified as long-term on our condensed consolidated balance sheets.

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

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the “Contractual Commitments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

During the quarter ended March 31, 2008, our long-term debt obligations increased by $157.6 million to $2.8 billion at March 31, 2008 from $2.6 billion at December 31, 2007 in connection with financing transactions we completed during the quarter.  There have been no other material changes in our contractual commitments during the three months ended March 31, 2008.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization;

•	straight-line lease expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees; and

•	non-cash compensation expense;

and including:

•	entrance fee receipts and refunds.

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

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, straight-line lease expense (income), taxation and interest expense associated with our capital structure.  This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis.  Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008(1)	2007(1)
Net loss	$(55,093)	$(35,140)
Minority interest	-	131
Benefit for income taxes	(29,887)	(20,568)
Equity in loss of unconsolidated ventures	173	1,453
Loss on extinguishment of debt	2,821	-
Interest expense:
Debt	28,987	25,239
Capitalized lease obligation	6,884	8,213
Amortization of deferred financing costs	1,557	1,618
Change in fair value of derivatives and amortization	45,633	4,781
Interest income	(1,626)	(1,820)
Loss from operations	(551)	(16,093)
Depreciation and amortization	71,940	72,984
Straight-line lease expense	5,751	6,336
Amortization of deferred gain	(1,085)	(1,085)
Amortization of entrance fees	(6,691)	(4,259)
Non-cash compensation expense	8,010	10,820
Entrance fee receipts(2)	6,272	8,174
Entrance fee disbursements	(3,632)	(6,315)
Adjusted EBITDA	$80,014	$70,562

(1)
The calculation of Adjusted EBITDA includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $2.9 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	entrance fee refunds disbursed;

•	lease financing debt amortization with fair market value or no purchase options;

•	other; and

•	recurring capital expenditures.

Recurring capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring capital expenditures consist primarily of unusual or non-recurring capital items (including integration capital expenditures), facility purchases and/or major projects or renovations that are funded using financing proceeds and/or proceeds from the sale of facilities that are held for sale.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008(1)	2007(1)
Net cash provided by operating activities	$40,629	$28,828
Changes in operating assets and liabilities	4,695	12,139
Refundable entrance fees received(2)	3,492	4,258
Entrance fee refunds disbursed	(3,632)	(6,315)
Recurring capital expenditures, net	(6,037)	(6,225)
Lease financing debt amortization with fair market value or no purchase options	(1,625)	(1,296)
Reimbursement of operating expenses and other	1,063	1,130
Cash From Facility Operations	$38,585	$32,519

(1)
The calculation of CFFO includes merger, integration and certain other non-recurring expenses, as well as acquisition transition costs, totaling $2.9 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively.

(2)
Total entrance fee receipts for the three months ended March 31, 2008 and 2007 were $6.3 million and $8.2 million, respectively, including $2.8 million and $3.9 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(55,093)	$(35,140)
Minority interest	-	131
Benefit for income taxes	(29,887)	(20,568)
Equity in loss of unconsolidated ventures	173	1,453
Loss on extinguishment of debt	2,821	-
Interest expense:
Debt	28,987	25,239
Capitalized lease obligation	6,884	8,213
Amortization of deferred financing costs	1,557	1,618
Change in fair value of derivatives and amortization	45,633	4,781
Interest income	(1,626)	(1,820)
Loss from operations	(551)	(16,093)
Depreciation and amortization	71,940	72,984
Facility lease expense	67,812	68,481
General and administrative (including non-cash stock compensation expense)	36,388	40,653
Amortization of entrance fees	(6,691)	(4,259)
Management fees	(1,813)	(1,496)
Facility Operating Income	$167,085	$160,270

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2008, excluding our line of credit, we had approximately $779.9 million of long-term fixed rate debt, $1.1 billion of long-term variable rate debt and $295.3 million of capital and financing lease obligations. As of March 31, 2008, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 5.24%.

We do not expect changes in interest rates to have a material effect on cash flows from operating activities since approximately 100% of our debt and lease payments, excluding our line of credit, either have fixed rates or variable rates that are subject to swap agreements with major financial institutions to manage our risk.  As of March 31, 2008, we had entered into interest rate swaps for all of our outstanding variable rate debt and as a result, a change in short-term interest rates would not materially affect our cash flows from operating activities.

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

During the three month period ended March 31, 2008, we terminated a swap agreement with a notional amount of approximately $45.4 million and recouponed, at a more favorable interest rate, notional amounts of $726.5 million.  In conjunction with these transactions, $23.9 million was paid to the respective counterparties.  Subsequent to March 31, 2008, we terminated a swap agreement with a notional amount of $70.0 million.  In conjunction with this transaction, $3.2 million was paid to the counterparty.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in note 7 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2008 by or on behalf of the Company or any “affiliated purchaser”, as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
01/01/08 – 01/31/08	—	$ —	—	—
02/01/08 – 02/29/08	—	—	—	—
03/01/08 – 03/31/08	—	—	—	$ 150,000,000
Total	—	$ —	—	$ 150,000,000

(1)
On March 19, 2008, we announced that our board of directors had approved a share repurchase program that authorizes us to purchase up to $150 million in the aggregate of our common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate us to acquire any particular amount of common stock, does not have an expiration date, and may be suspended, modified or discontinued at any time at our discretion without prior notice.  We did not have any repurchase plan or program that expired during the first quarter of 2008, nor have we determined to terminate the current plan.

Item 5.  Other Information

Effective as of the date of this filing, we have designated our Nashville, Tennessee office as our headquarters and principal executive office.  Our principal executive offices are now located at 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027. Our telephone number at that address is (615) 221-2250.

Any notices from stockholders in connection with the nomination of director candidates should be addressed to “Brookdale Senior Living Inc. Nominating and Corporate Governance Committee” c/o General Counsel, Brookdale Senior Living Inc., 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027. Any other notices or requests to our Secretary may also be sent to that address.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	May 8, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.1
Separation Agreement and General Release, dated February 7, 2008, between Brookdale Senior Living Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008).

10.2
Separation Agreement and General Release and Consulting Agreement, dated February 11, 2008, between Brookdale Senior Living Inc. and Paul A. Froning (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.