Form 10-Q
period 2008-06-30
Brookdale Senior Living Inc.
filed 2008-08-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 4, 2008, 101,480,298 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I.       FINANCIAL INFORMATION

Item 1.	Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$60,442	$100,904
Cash and escrow deposits — restricted	77,478	76,962
Accounts receivable, net	74,735	66,807
Deferred tax asset	13,040	13,040
Prepaid expenses and other current assets, net	31,614	34,122
Total current assets	257,309	291,835
Property, plant and equipment and leasehold intangibles, net	3,762,471	3,760,453
Cash and escrow deposits — restricted	21,306	17,989
Investment in unconsolidated ventures	37,885	41,520
Goodwill	325,453	325,453
Other intangible assets, net	243,412	260,534
Other assets, net	93,692	113,838
Total assets	$4,741,528	$4,811,622

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$278,265	$18,007
Line of credit	50,000	—
Trade accounts payable	32,015	37,137
Accrued expenses	159,570	156,253
Refundable entrance fees and deferred revenue	252,612	254,582
Tenant security deposits	32,195	31,891
Dividends payable	25,844	51,897
Total current liabilities	830,501	549,767
Long-term debt, less current portion	2,114,622	2,119,217
Line of credit	—	198,000
Deferred entrance fee revenue	75,237	77,477
Deferred liabilities	128,521	119,726
Deferred tax liability	232,053	266,583
Other liabilities	54,911	61,314
Total liabilities	3,435,845	3,392,084
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at June 30, 2008 and December 31, 2007; 105,248,868 and 104,962,211 shares issued and 104,469,325 and 104,962,211 shares outstanding (including 2,992,360 and 3,020,341 unvested restricted shares), respectively	1,052	1,050
Additional paid-in-capital	1,717,413	1,752,581
Treasury stock, at cost; 779,543 shares at June 30, 2008	(20,020)	—
Accumulated deficit	(391,270)	(332,692)
Accumulated other comprehensive loss	(1,492)	(1,401)
Total stockholders’ equity	1,305,683	1,419,538
Total liabilities and stockholders’ equity	$4,741,528	$4,811,622

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Resident fees	$475,937	$456,622	$954,772	$901,960
Management fees	2,264	1,788	4,077	3,284
Total revenue	478,201	458,410	958,849	905,244

Expense
Facility operating expense (excluding depreciation and amortization of $47,204, $63,481, $98,094 and $118,443, respectively)	306,526	285,866	611,585	566,675
General and administrative expense (including non-cash stock-based compensation expense of $8,621, $8,192, $16,631 and $19,012, respectively)	40,297	35,758	76,685	76,411
Facility lease expense	67,199	67,176	135,011	135,657
Depreciation and amortization	68,876	82,471	140,816	155,455
Total operating expense	482,898	471,271	964,097	934,198
Loss from operations	(4,697)	(12,861)	(5,248)	(28,954)

Interest income	3,160	1,563	4,786	3,383
Interest expense
Debt	(37,424)	(35,078)	(73,295)	(68,530)
Amortization of deferred financing costs	(2,379)	(2,109)	(3,936)	(3,727)
Change in fair value of derivatives and amortization	36,743	17,619	(8,890)	12,838
Loss on extinguishment of debt	(231)	(803)	(3,052)	(803)
Equity in loss of unconsolidated ventures	(935)	(601)	(1,108)	(2,054)
Other non-operating (loss) income	(493)	238	(493)	238
Loss before income taxes	(6,256)	(32,032)	(91,236)	(87,609)
Benefit for income taxes	2,771	12,715	32,658	33,283
Loss before minority interest	(3,485)	(19,317)	(58,578)	(54,326)
Minority interest	—	642	—	511
Net loss	$(3,485)	$(18,675)	$(58,578)	$(53,815)

Basic and diluted loss per share	$(0.03)	$(0.18)	$(0.57)	$(0.53)
Weighted average shares used in computing basic and diluted loss per share	101,856	101,520	101,925	101,411

Dividends declared per share	$0.25	$0.50	$0.50	$0.95

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(58,578)	$(53,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	3,052	—
Depreciation and amortization	144,752	159,182
Minority interest	—	(511)
Gain on sale of assets	—	(403)
Equity in loss of unconsolidated ventures	1,108	2,054
Distributions from unconsolidated ventures from cumulative share of net earnings	1,372	961
Amortization of deferred gain	(2,171)	(2,170)
Amortization of entrance fees	(11,820)	(8,900)
Proceeds from deferred entrance fee revenue	7,957	8,642
Deferred income tax benefit	(34,194)	(33,326)
Change in deferred lease liability	10,966	12,364
Change in fair value of derivatives and amortization	8,890	(12,838)
Non-cash stock-based compensation	16,631	19,012
Changes in operating assets and liabilities:
Accounts receivable, net	(8,459)	(4,363)
Prepaid expenses and other assets, net	2,248	4,669
Accounts payable and accrued expenses	(16,163)	(10,763)
Tenant refundable fees and security deposits	1,368	4,656
Other	9,765	459
Net cash provided by operating activities	76,724	84,910

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	1,872	1,602
Increase in cash and escrow deposits — restricted	(3,833)	(12,281)
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(87,668)	(68,933)
Acquisition of assets, net of related payables and cash received	(1,207)	(149,788)
Payment on (issuance of) notes receivable, net	39,661	(10,251)
Investment in unconsolidated ventures	(493)	(1,176)
Distributions received from unconsolidated ventures	154	1,765
Net cash used in investing activities	(51,514)	(239,062)

Cash Flows from Financing Activities
Proceeds from debt	444,347	249,011
Repayment of debt	(224,192)	(25,999)
Buyout of capital lease obligation	—	(51,114)
Proceeds from line of credit	170,000	328,500
Repayment of line of credit	(318,000)	(232,000)
Payment of dividends	(77,852)	(93,178)
Purchase of treasury stock	(20,020)	—
Payment of financing costs, net of related payables	(13,424)	(5,179)
Other	(803)	(612)
Refundable entrance fees:
Proceeds from refundable entrance fees	10,912	8,322
Refunds of entrance fees	(8,475)	(10,404)
Recouponing and payment of swap termination	(27,122)	—
Cash portion of loss on extinguishment of debt	(1,043)	―
Net cash (used in) provided by financing activities	(65,672)	167,347
Net (decrease) increase in cash and cash equivalents	(40,462)	13,195
Cash and cash equivalents at beginning of period	100,904	68,034
Cash and cash equivalents at end of period	$60,442	$81,229

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2008, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

In 2006, the Company adopted EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and as a result, consolidated the operations of three limited partnerships controlled by the Company.  In 2006, the Company purchased a facility from one of the limited partnerships and the partnership was liquidated.  During 2007, the Company purchased the remaining facilities and the limited partnerships were liquidated.  As a result, the Company does not have minority interest reflected on the condensed consolidated balance sheet as of June 30, 2008.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the facility and was approximately $67.1 million and $69.7 million at June 30, 2008 and December 31, 2007, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 in the current year and provided certain disclosures to comply with its provisions.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS 159 in the current year and the adoption had no impact in the current quarter condensed consolidated financial statements.

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

Dividends

On June 26, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.25 per share of common stock, or an aggregate of $25.8 million, for the quarter ended June 30, 2008.  The $0.25 per share dividend was paid on July 15, 2008 to holders of record of the Company’s common stock on July 7, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3.  Stock-Based Compensation

Compensation expense in connection with grants of restricted stock of $8.6 million and $8.2 million was recorded for the three months ended June 30, 2008 and 2007, respectively, and $16.6 million and $19.0 million of such expense was recorded for the six months ended June 30, 2008 and 2007, respectively.  For the quarters ended June 30, 2008 and 2007, compensation expense was calculated net of forfeitures estimated from 0% - 6% and 5%, respectively, of the shares granted.

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

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (dollars in thousands except for shares and per share amounts):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2008	160,000	$23.17 – 25.95	$2,967
Three months ended June 30, 2008	260,000	24.31	6,332

4.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the six months ended June 30, 2008 presented on an operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	CCRCs	Total
Balance at December 31, 2007	$7,642	$102,812	$214,999	$325,453
Additions	—	—	—	—
Balance at June 30, 2008	$7,642	$102,812	$214,999	$325,453

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(4,622)	$143,060	$147,682	$(2,773)	$144,909
Management contracts and other	158,055	(61,782)	96,273	158,048	(45,822)	112,226
Home health licenses	4,079	—	4,079	3,399	—	3,399
Total	$309,816	$(66,404)	$243,412	$309,129	$(48,595)	$260,534

Amortization expense related to definite-lived intangible assets for the three and six months ended June 30, 2008 was $8.9 million and $17.8 million, respectively.  Amortization expense related to the same assets for the three and six months ended June 30, 2007 was $8.8 million and $16.8 million, respectively.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

5.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Land	$258,611	$259,336
Buildings and improvements	2,693,853	2,651,630
Furniture and equipment	258,530	223,475
Resident and operating lease intangibles	604,394	596,623
Assets under capital and financing leases	556,358	517,506
	4,371,746	4,248,570
Accumulated depreciation and amortization	(609,275)	(488,117)
Property, plant and equipment and leasehold intangibles, net	$3,762,471	$3,760,453

6.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Mortgage notes payable due 2009 through 2039; weighted average interest rate of 5.47% for the six months ended June 30, 2008 (weighted average interest rate of 6.59% in 2007)	$1,273,997	$856,073

Mortgages payable due 2009 through 2038; weighted average interest rate of 8.38% for the four months ended April 30, 2008, the date of repayment (weighted average interest rate of 7.01% in 2007)	—	74,549
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.64% for the six months ended June 30, 2008 (weighted average interest rate of 5.64% in 2007), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the FIT REN portfolio	212,407	212,407
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25%, payable in monthly installments of interest only until April 2009 and payable in monthly installments of principal and interest through maturity in April 2010, secured by the Fortress CCRC Portfolio	—	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 4.42% for the six months ended June 30, 2008 (weighted average interest rate of 5.03% in 2007), due 2032, payable interest only until maturity, secured by the Chambrel portfolio	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.82% for the six months ended June 30, 2008 (weighted average interest rate of 8.97% in 2007)	327,723	299,228
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	325,631
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch, payable to the extent of all available cash flow (as defined)	12,739	12,739
Total debt	2,392,887	2,137,224
Less current portion (see supplemental disclosure below)	278,265	18,007
Total long-term debt	$2,114,622	$2,119,217

In accordance with applicable accounting pronouncements, as of June 30, 2008, the Company’s condensed consolidated financial statements reflect approximately $278.3 million of debt obligations (excluding the line of credit) due within the next 12 months and a total of approximately $358.9 million of debt obligations (excluding the line of credit) due on or prior to December 31, 2010.  The amount due within the next 12 months has been classified as a current liability on the Company’s condensed consolidated balance sheet.

Although these debt obligations are scheduled to mature on or prior to December 31, 2010, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $224.6 million of certain mortgages payable included in such debt until 2011, as the instruments associated with such mortgages payable provide that the Company can extend the respective maturity dates for up to two terms of 12 months each from the existing maturity dates.  The Company presently anticipates that it will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  As such, the Company anticipates that only $75.8 million of the mortgages payable due on or prior to December 31, 2010 will actually become due and payable on or prior to December 31, 2010.

The following table summarizes the principal amount due at maturity for mortgages scheduled to mature during the remainder of fiscal 2008, fiscal 2009 and fiscal 2010 both on a financial statement reporting basis (without taking into account the exercise of the extension options) and on a basis that reports the latest maturity after giving effect to the exercise of each extension option (dollars in thousands):

	Earliest Maturity Exclusive of Extension Options(1)	Latest Maturity Inclusive of Extension Options(1)
Six Months Ending December 31, 2008	$—	$—
Twelve Months Ending December 31, 2009	273,994	49,422
Twelve Months Ending December 31, 2010	26,400	26,400
Total	$300,394	$75,822
________

(1)
Excludes an aggregate of $9.1 million of periodic principal amortization payments due during the remainder of fiscal 2008, fiscal 2009 and fiscal 2010 on all of the Company’s mortgages payable ($1.2 million in 2008, $3.5 million in 2009 and $4.4 million in 2010).

In addition to the foregoing maturities, the Company’s corporate line of credit is scheduled to mature on May 15, 2009.  As of June 30, 2008, $50.0 million was drawn on the revolving loan facility and $115.8 million of letters of credit had been issued under the line of credit.

As of June 30, 2008, the Company had an available secured line of credit of $253.5 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million.

On May 12, 2008, the Company entered into an amendment to its line of credit agreement to permit the Company to repurchase up to $150 million of its common stock from time to time, to reduce the revolving loan commitment from $320 million to $270 million effective as of the date of the amendment, to provide that the line of credit will bear interest at the base rate plus 3.0% or LIBOR plus 4.0%, at the Company's election, and to revise certain financial covenants.  In addition, pursuant to the terms of the amendment, the revolving loan commitments will be further reduced on the last day of each fiscal quarter (determined on a cumulative basis as of such date) by the greater of the following amounts (if positive): (a) 50% of the amount equal to the aggregate net proceeds to the Company from refinancings minus $50 million; and (b) the aggregate amount of share repurchases by the Company minus $50 million, provided that the revolving loan commitments shall be further reduced, if applicable, to $245 million on December 31, 2008 and $220 million on March 31, 2009.  In addition, the Company exercised each of its two options to extend the credit facility maturity date to May 15, 2009.  As a result of the May 15, 2009 maturity date, amounts drawn against the line of credit at June 30, 2008 have been classified as a current liability on the Company’s condensed consolidated balance sheet.  The Company must also pay a fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facility.  The agreements are secured by a pledge of the Company’s tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

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

On April 4, 2008, the Company entered into a loan agreement for up to $99.0 million to finance a portion of the cost of renovations for a previously acquired community.  As of June 30, 2008, $9.0 million has been drawn against this loan.  Future advances will be disbursed based on satisfaction of agreed upon conditions.  The note bears interest at the LIBOR rate or a base rate plus an applicable margin and is payable interest only with the principal due on April 4, 2013.  The loan is secured by the underlying property, with an additional loan commitment not to exceed $10.0 million.  In conjunction with the financing, the Company repaid $10.5 million of existing debt.

On April 30, 2008, the Company obtained an additional $6.0 million loan related to the March 26, 2008 financing and repaid $3.3 million of existing debt on the property added into the collateral pool.  All terms of the debt remain the same as the original first mortgage financing.

On June 3, 2008, the Company obtained $50.0 million of third mortgage financing bearing interest at 6.07%.  The debt matures on May 1, 2013 and is secured by the underlying properties.  The net proceeds from the transaction were used to pay down amounts drawn against the Company’s revolving credit facility and fund other working capital needs.

On June 12, 2008, the Company obtained $87.1 million of second mortgage financing bearing interest at 6.20%.  The debt matures on August 1, 2013.  The loan is secured by the underlying property.  The net proceeds from the transaction were used to pay down amounts drawn against the Company’s revolving credit facility and fund other working capital needs.

On June 30, 2008, the Company entered into a 15 year lease agreement related to a community previously managed by the Company.  The Company has the right to renew the lease for an additional 15 year term upon satisfaction of certain conditions.  The lease contains a purchase option deemed to be a bargain purchase option.  Consequently, the lease has been categorized as a capital lease, which resulted in the recognition of $34.5 million of property, plant and equipment and leasehold intangibles, net, and a corresponding $34.5 million capital lease obligation.

As of June 30, 2008, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparty was $6.8 million and $5.0 million as of June 30, 2008 and December 31, 2007, respectively.

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

The following table summarizes the Company’s swap instruments at June 30, 2008 (dollars in thousands):

Current notional balance	$1,151,641
Highest possible notional	$1,151,641
Lowest interest rate	3.04%
Highest interest rate	4.96%
Average fixed rate	3.93%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.5 years
Estimated liability fair value (included in other liabilities at June 30, 2008)	$(8,619)
Estimated asset fair value (included in other assets, net at June 30, 2008)	$13,812

During the three and six months ended June 30, 2008, the fair value of the Company’s interest rate swaps increased $36.7 million and decreased $8.9 million, respectively, which has been included as a component of interest expense in the condensed consolidated statements of operations.

During the three months ended June 30, 2008, the Company terminated two swap agreements with a total notional amount of $83.0 million.  In conjunction with these transactions, $3.2 million was paid to the respective counterparties.

During the six months ended June 30, 2008, the Company terminated three swap agreements with a total notional amount of $128.4 million, and recouponed at a more favorable interest rate, notional amounts of $726.5 million.  In conjunction with these transactions, $27.1 million was paid to the respective counterparties.

7.  Legal Proceedings

In connection with the sale of certain communities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLC”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC (“Fortress”), an affiliate of the Company’s largest stockholder, and R. Stanley Young, the Company’s former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of communities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and the Company’s former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of communities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and the Company’s former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and the Company’s former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, the Company filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court granted the Company’s motion to dismiss the third amended complaint, but granted the plaintiffs’ motion for leave to amend. Subsequently, the parties agreed to settle the case and are in the process of preparing a release and stipulation and order for dismissal.

A putative class action lawsuit was also filed on March 22, 2006, by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who are not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of communities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those communities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, the Company filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses.  On December 27, 2006, the plaintiffs moved to certify the Second Action as a class action. Both the plaintiffs and defendants have served document production requests and the Second Action is currently in the beginning stages of document discovery. The Company intends to vigorously defend this Second Action.

Based on a review of the current status of the foregoing matters with counsel (taking into account settlement discussions with the plaintiffs), for the quarter ended June 30, 2008, the Company established a reserve in the amount of $8.0 million, which the Company believes is a reasonable estimate of the aggregate loss exposure for these matters (including the costs and expenses to settle and/or defend each of these matters).  However, because litigation is inherently uncertain and determining the amount of reserves required to fully resolve these matters involves significant judgments and estimates, it is possible that the actual outcomes of these matters could vary significantly from the amount reserved.

In addition to the foregoing matters, the Company has been and is currently involved in other litigation and claims incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant legal costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, the Company maintains insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards.  Because the Company’s current policies provide for deductibles of $3.0 million for each claim, the Company is, in effect, self-insured for most claims.

8.  Supplemental Disclosure of Cash Flow Information (dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$73,086	$67,564
Income taxes paid	$1,298	$501
Write-off of deferred costs	$2,009	$—

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
De-consolidation of leased development property:
Property, plant and equipment and leasehold intangibles, net	$—	$(2,978)
Long-term debt	—	2,978
Net	$—	$—
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$35,508	$—
Long-term debt	(35,508)	—
Net	$—	$—
Acquisition of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted	$—	$387
Accounts receivable, net	—	64
Property, plant and equipment and leasehold intangibles, net	—	155,957
Investment in unconsolidated ventures	—	(1,342)
Goodwill	—	3,101
Other intangible assets, net	1,207	(668)
Trade accounts payable, accrued expenses and other liabilities	—	(1,336)
Debt obligations	—	(5,273)
Minority interest	—	650
Other, net	—	(1,752)
Net	$1,207	$149,788

9.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash basis payment	$63,070	$62,233	$126,216	$125,463
Straight-line expense	5,215	6,028	10,966	12,364
Amortization of deferred gain	(1,086)	(1,085)	(2,171)	(2,170)
Facility lease expense	$67,199	$67,176	$135,011	$135,657

10.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,485)	$(18,675)	$(58,578)	$(53,815)
Reclassification of net gains on derivatives out of (into) earnings	123	(393)	(616)	(786)
Amortization of payments from settlement of forward interest swaps	94	94	188	188

Other	85	116	337	232
Total comprehensive loss	$(3,183)	$(18,858)	$(58,669)	$(54,181)

11.  Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2008 and 2007 are 44.3% and 39.7%, respectively, and for the six months ended June 30, 2008 and 2007 are 35.8% and 38.0%, respectively.  The difference between the first quarter and second quarter of 2008 is primarily due to an increase in the annualized effective rate as calculated through June 30, 2008.  Beginning January 1, 2008, dividends on unvested shares are being recorded under FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment in accordance with EITF 06-11 as discussed in note 2, and are therefore no longer reflected in the effective tax rate.

The Company recorded additional interest charges of $0.1 million related to its FIN 48 reserve for the quarter ended June 30, 2008, but is not aware of any new uncertain tax positions to be recorded in the period.  Tax returns for years 2002 through 2006 are subject to future examination by tax authorities.  In addition, for Alterra Healthcare Corporation, tax returns are open from 1999 through 2001 to the extent of the net operating losses generated during those periods.

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

Pursuant to this authorization, during the quarter ended June 30, 2008, the Company purchased 779,543 shares at a cost of approximately $20.0 million.  As of June 30, 2008, approximately $130.0 million remains available under this share repurchase authorization.

13.  Segment Results

The Company currently has four reportable segments: retirement centers; assisted living; CCRCs; and management services.   These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the fourth quarter of 2007, the Company completed an internal reorganization which was intended to further improve the segment financial results and to more accurately reflect the underlying product offering of each segment.  The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment.  The change included the movement of communities between the retirement centers, assisted living and CCRCs segments resulting in a net increase of 16 communities to the retirement centers segment and a net decrease of 16 communities to the CCRCs segment.  These changes are reflected in the Company’s results for the three and six months ended June 30, 2008.   The Company has restated the results of the three and six month periods ended June 30, 2007 for comparative purposes.  In connection with this reorganization, the Company renamed its reportable segments.  The reportable segment formerly known as independent living is now known as retirement centers and the segment formerly known as retirement centers/CCRCs is now known as CCRCs.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue(1)
Retirement Centers	$139,166	$137,148	$278,606	$270,014
Assisted Living	208,138	199,388	417,835	393,812
CCRCs	128,633	120,086	258,331	238,134
Management Services	2,264	1,788	4,077	3,284
	$478,201	$458,410	$958,849	$905,244
Segment operating income(2)
Retirement Centers	$60,494	61,881	$120,735	119,976
Assisted Living	73,794	72,625	147,678	143,737
CCRCs	35,123	36,250	74,774	71,572
Management Services	1,585	1,252	2,854	2,299
	$170,996	$172,008	$346,041	$337,584
General and administrative (including non-cash stock-based compensation expense)(3)	$39,618	$35,222	$75,462	$75,426
Facility lease expense	67,199	67,176	135,011	135,657
Deprecation and amortization	68,876	82,471	140,816	155,455
Loss from operations	$(4,697)	$(12,861)	$(5,248)	$(28,954)

Total assets
Retirement Centers			$1,377,586	$1,394,421
Assisted Living			1,404,493	1,394,970
CCRCs			1,639,242	1,608,033
Corporate and Management Services			320,207	457,060
			$4,741,528	$4,854,484

(1)	All revenue is earned from external third parties in the United States.

(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(3)	Net of general and administrative costs allocated to management services reporting segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our ability to deploy capital; our expectations regarding occupancy, the demand for senior housing and our share repurchase program; our belief regarding the value of our common stock and our growth prospects; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing facilities and develop new facilities; the expected project costs for our expansion and development program; our expected levels of expenditures; our expectations regarding liquidity; our expectations regarding financings and refinancings of assets; our ability to secure financing or extend existing debt as it matures; the anticipated cost and expense associated with the resolution of pending litigation and our expectations regarding the disposition thereof; our ability to acquire the fee interest in facilities that we currently operate at attractive valuations; our ability to close accretive acquisitions; our ability to close dispositions of underperforming facilities; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our ability to pay and grow dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, our determination from time to time whether to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; our inability to extend (or refinance) debt as it matures or replace our credit facility when it expires; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that we may not be able to pay or maintain dividends; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions (including the acquisition of American Retirement Corporation (“ARC”)) into our operations; unforeseen costs associated with the acquisition of new facilities; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the second quarter of 2008, we continued to make progress in implementing the growth objectives outlined in our most recent Annual Report on Form 10-K.  The following is a summary discussion of our progress during the quarter and six months ended June 30, 2008.

Our primary growth objectives are to continue to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); and (iii) expansion of our existing communities and, to a lesser extent, development of new communities.  Given the current market environment, we are focusing on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy.  We continue to anticipate a reduced level of acquisition activity over the near term when compared with historical levels.

The tables below present a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2008 and 2007 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2008(1)	2007	Amount	Percent
Total revenues	$478.2	$458.4	$19.8	4.3%
Net loss	$(3.5)	$(18.7)	$(15.2)	(81.3%)
Adjusted EBITDA	$79.6	$82.8	$(3.2)	(3.9%)
Cash From Facility Operations	$36.7	$41.6	$(4.9)	(11.8%)
Facility Operating Income	$164.3	$166.1	$(1.8)	(1.1%)

	Six Months Ended June 30,		Increase (Decrease)
	2008(1)	2007	Amount	Percent
Total revenues	$958.8	$905.2	$53.6	5.9%
Net loss	$(58.6)	$(53.8)	$4.8	8.9%
Adjusted EBITDA	$159.6	$153.4	$6.2	4.0%
Cash From Facility Operations	$75.3	$74.1	$1.2	1.6%
Facility Operating Income	$331.4	$326.4	$5.0	1.5%
________

(1)
The calculation of Adjusted EBITDA and Cash From Facility Operations for the three and six months ended June 30, 2008 includes the effect of the $8.0 million reserve established for certain litigation (see Note 7).

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

Our revenues for the three months ended June 30, 2008 increased to $478.2 million, an increase of $19.8 million, or approximately 4.3%, over our revenues for the three months ended June 30, 2007.  For the six months ended June 30, 2008, our revenues increased $53.6 million, or approximately 5.9%, to $958.8 million over the six months ended June 30, 2007.  The increase in revenues in the current year periods was primarily a result of an increase in the average revenue per unit/bed compared to the prior year periods and growing revenues from our ancillary services programs, partially offset by a decline in occupancy during the current year periods.  Our weighted average occupancy rate for the second quarter of 2008 was 88.9%, compared to 90.7% for the second quarter of 2007.  Although occupancy rates declined from the prior year period, occupancy trends began to stabilize during the second quarter and we expect occupancy to improve over the near term.

During the three months ended June 30, 2008, our Adjusted EBITDA, Cash From Facility Operations, and Facility Operating Income decreased by 3.9%, 11.8% and 1.1%, respectively, when compared to the three months ended June 30, 2007.  During the six months ended June 30, 2008, our Adjusted EBITDA, Cash From Facility Operations, and Facility Operating Income increased by 4.0%, 1.6% and 1.5%, respectively. The results for the three and six month periods ended June 30, 2008 were negatively impacted by an $8.0 million charge to general and administrative expense relating to the establishment of a reserve for certain litigation (see Note 7).

During the second quarter of 2008, we repurchased 779,543 shares of our common stock at a cost of approximately $20.0 million.  As of June 30, 2008, we had approximately $130.0 million remaining under our share repurchase authorization.

During the quarter, we continued to make progress in expanding our ancillary services offerings.  At June 30, 2008, we had over 32,000 units served by our therapy services programs and over 10,900 units served by our home health agencies.  While we continue to work to expand our ancillary services programs to additional Brookdale units and to open or acquire additional home health agencies, we also continue to see positive results from the maturation of previously-opened therapy clinics.

During the quarter, we made significant progress in our expansion and development program, completing expansions at four communities (with a total of 95 units).  We currently have 11 projects under construction with a total of approximately 850 units.

Our growth initiatives and operating results have continued to be negatively impacted by unfavorable conditions in the housing, credit and financial markets.  We believe that the deteriorating housing market and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our facilities, resulting in a decrease in occupancy rates during the first half of this year.  We remain cautious about the economy and its effect on our customers.  In addition, although our entrance fee results for the three and six month periods ended June 30, 2008 showed improvement over the results for the prior year periods, we continued to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  We expect entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Three Months Ended June 30, 2008 and 2007

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

(dollars in thousands, except average monthly revenue per unit/bed)

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$139,166	$137,148	$2,018	1.5%
Assisted Living	208,138	199,388	8,750	4.4%
CCRCs	128,633	120,086	8,547	7.1%
Total resident fees	475,937	456,622	19,315	4.2%
Management fees	2,264	1,788	476	26.6%
Total revenue	478,201	458,410	19,791	4.3%
Expense
Facility operating expense
Retirement Centers	78,672	75,267	3,405	4.5%
Assisted Living	134,344	126,763	7,581	6.0%
CCRCs	93,510	83,836	9,674	11.5%
Total facility operating expense	306,526	285,866	20,660	7.2%
General and administrative expense	40,297	35,758	4,539	12.7%
Facility lease expense	67,199	67,176	23	0.0%
Depreciation and amortization	68,876	82,471	(13,595)	(16.5%)
Total operating expense	482,898	471,271	11,627	2.5%
Loss from operations	(4,697)	(12,861)	8,164	63.5%
Interest income	3,160	1,563	1,597	102.2%
Interest expense
Debt	(37,424)	(35,078)	(2,346)	(6.7%)
Amortization of deferred financing costs	(2,379)	(2,109)	(270)	(12.8%)
Change in fair value of derivatives and amortization	36,743	17,619	19,124	108.5%
Loss on extinguishment of debt	(231)	(803)	572	71.2%
Equity in loss of unconsolidated ventures	(935)	(601)	(334)	(55.6%)
Other non-operating (loss) income	(493)	238	(731)	(307.1%)
Loss before income taxes	(6,256)	(32,032)	25,776	80.5%
Benefit for income taxes	2,771	12,715	(9,944)	(78.2%)
Loss before minority interest	(3,485)	(19,317)	15,832	82.0%
Minority interest	-	642	(642)	(100.0%)
Net loss	$(3,485)	$(18,675)	$15,190	81.3%

Selected Operating and Other Data:
Total number of communities (at end of period)	550	548	2	0.4%
Total units/beds operated(1)	51,847	51,616	231	0.4%
Owned/leased communities units/beds	47,551	47,422	129	0.3%
Owned/leased communities occupancy rate:
Period end	89.0%	90.8%	(1.8%)	(2.0%)
Weighted average	88.9%	90.7%	(1.8%)	(2.0%)
Average monthly revenue per unit/bed(2)	$3,791	$3,562	$229	6.4%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	87	86	1	1.2%
Total units/beds(1)	15,878	15,869	9	0.1%
Occupancy rate:
Period end	89.6%	93.1%	(3.5%)	(3.8%)
Weighted average	89.6%	92.8%	(3.2%)	(3.4%)
Average monthly revenue per unit/bed(2)	$3,279	$3,110	$169	5.4%
Assisted Living
Number of communities (period end)	410	409	—	—
Total units/beds(1)	21,095	21,088	7	0.0%
Occupancy rate:
Period end	88.9%	89.2%	(0.3%)	(0.3%)
Weighted average	88.9%	89.4%	(0.5%)	(0.6%)
Average monthly revenue per unit/bed(2)	$3,719	$3,513	$206	5.9%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(1)	10,578	10,464	114	1.1%
Occupancy rate:
Period end	88.5%	90.5%	(2.0%)	(2.2%)
Weighted average	88.0%	90.1%	(2.1%)	(2.3%)
Average monthly revenue per unit/bed(2)	$4,787	$4,434	$353	8.0%
Management Services
Number of communities (period end)	21	21	1	4.8%
Total units/beds(1)	4,296	4,195	101	2.4%
Occupancy rate:
Period end	83.4%	91.3%	(7.9%)	(8.7%)
Weighted average	83.7%	90.7%	(7.0%)	(7.7%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$5,177	$4,726	$451	9.5%
Refundable entrance fees sales(3)	7,420	4,064	3,356	82.6%
Total entrance fee receipts	12,597	8,790	3,807	43.3%
Refunds	(4,843)	(4,089)	(754)	(18.4%)
Net entrance fees	$7,754	$4,701	$3,053	64.9%

__________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(3)
Refundable entrance fee sales for the three months ended June 30, 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.8 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year second quarter mainly due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy across all segments for our same store communities.  During the current period, same store revenues grew 4.1% at the 526 properties we operated in both periods with an average rate increase of 6.5% and a decrease in occupancy of 2.1%.

Retirement center revenue increased $2.0 million, or 1.5%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods, partially offset by a decrease in occupancy at these same-store communities period over period.

Assisted living revenue increased $8.8 million, or 4.4%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased slightly period over period.  Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2007 and the first half of 2008.

CCRCs revenue increased $8.5 million, or 7.1%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased period over period.

Management Fees

Management fees were comparable period over period as the number of management contracts maintained was fairly consistent during both periods.

Facility Operating Expense

Facility operating expense increased over the prior-year same period primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as an increase in expenses incurred in connection with the continued rollout of our ancillary services program.

Retirement center operating expenses increased $3.4 million, or 4.5%, primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as increases in real estate taxes and utilities expense.

Assisted living operating expenses increased $7.6 million, or 6.0%, primarily due to an increase in salaries, wages and benefits due to normal salary increases, increased employee count resulting primarily from additional sales staff and reduced open management and other positions, increased costs related to building repairs and maintenance expense, as well as an increase in expenses incurred in connection with the continued rollout of our ancillary services program.

CCRCs operating expenses increased $9.7 million, or 11.5%, primarily due to an increase in expenses at expanded locations, growth of ancillary service programs, an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as an increase in advertising, marketing and bad debt expenses.

General and Administrative Expense

General and administrative expenses increased $4.5 million, or 12.7%, primarily as a result of an increase in non-controllable expenses related to the $8.0 million reserve established for certain litigation during the three months ended June 30, 2008 (see Note 7), offset by a decrease in non-recurring expenses and bonus expenses period over period.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.1% and 4.8% for the three months ended June 30, 2008 and 2007, respectively, calculated as follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007

Resident fee revenues	$475,937	$456,622
Resident fee revenues under management	38,269	38,600
Total	$514,206	$495,222
General and administrative expense (excluding merger and integration expense, non-cash stock compensation expense and litigation charges totaling $19.1 million and $11.8 million for the three months ended June 30, 2008 and 2007, respectively)	$21,229	$23,934
General and administrative expenses as a percent of total revenues	4.1%	4.8%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Total depreciation and amortization expense decreased $13.6 million, or 16.5%, primarily as a result of a significant amount of in-place lease intangible assets becoming fully amortized during the three month period ended June 30, 2008.

Interest Income

Interest income increased $1.6 million, or 102.2%, primarily due to the recognition of interest income upon collection of a long-term note receivable, previously reserved as interest was accumulating unpaid.

Interest Expense

Interest expense decreased $16.5 million, or  84.4%, primarily due to the change in fair value of our interest rate swaps.  During the quarter ended June 30, 2008, we recognized approximately $36.7 million of interest income on our interest rate swaps due to favorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps, as compared to approximately $17.6 million of interest income on our interest rate swaps for the quarter ended June 30, 2007, representing a $19.1 million decrease in interest expense period over period.  This was offset by interest expense on additional debt incurred in connection with our additional borrowings.

Income Taxes

The effective tax rates for the three months ended June 30, 2008 and 2007 are 44.3% and 39.7%, respectively.  The difference between the periods is primarily due to an increase in the annualized effective rate as calculated through June 30, 2008.

Six Months Ended June 30, 2008 and 2007

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

(dollars in thousands, except average monthly revenue per unit/bed)

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$278,606	$270,014	$8,592	3.2%
Assisted Living	417,835	393,812	24,023	6.1%
CCRCs	258,331	238,134	20,197	8.5%
Total resident fees	954,772	901,960	52,812	5.9%
Management fees	4,077	3,284	793	24.1%
Total revenue	958,849	905,244	53,605	5.9%
Expense
Facility operating expense
Retirement Centers	157,871	150,038	7,833	5.2%
Assisted Living	270,157	250,075	20,082	8.0%
CCRCs	183,557	166,562	16,995	10.2%
Total facility operating expense	611,585	566,675	44,910	7.9%
General and administrative expense	76,685	76,411	274	0.4%
Facility lease expense	135,011	135,657	(646)	(0.5%)
Depreciation and amortization	140,816	155,455	(14,639)	(9.4%)
Total operating expense	964,097	934,198	29,899	3.2%
Loss from operations	(5,248)	(28,954)	23,706	81.9%
Interest income	4,786	3,383	1,403	41.5%
Interest expense
Debt	(73,295)	(68,530)	(4,765)	(7.0%)
Amortization of deferred financing costs	(3,936)	(3,727)	(209)	(5.6%)
Change in fair value of derivatives and amortization	(8,890)	12,838	(21,728)	(169.2%)
Loss on extinguishment of debt	(3,052)	(803)	(2,249)	(280.1%)
Equity in loss of unconsolidated ventures	(1,108)	(2,054)	946	46.1%
Other non-operating (loss) income	(493)	238	(731)	(307.1%)
Loss before income taxes	(91,236)	(87,609)	(3,627)	(4.1%)
Benefit for income taxes	32,658	33,283	(625)	(1.9%)
Loss before minority interest	(58,578)	(54,326)	(4,252)	(7.8%)
Minority interest	-	511	(511)	(100.0%)
Net loss	$(58,578)	$(53,815)	$(4,763)	(8.9%)

Selected Operating and Other Data:
Total number of communities (at end of period)	550	548	2	0.4%
Total units/beds operated(1)	51,847	51,616	231	0.4%
Owned/leased communities units/beds	47,551	47,422	129	0.3%
Owned/leased communities occupancy rate:
Period end	89.0%	90.8%	(1.8%)	(2.0%)
Weighted average	89.5%	90.7%	(1.2%)	(1.3%)
Average monthly revenue per unit/bed(2)	$3,775	$3,498	$277	7.9%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	87	86	1	1.2%
Total units/beds(1)	15,878	15,869	9	0.1%
Occupancy rate:
Period end	89.6%	93.1%	(3.5%)	(3.8%)
Weighted average	90.1%	92.8%	(2.7%)	(2.9%)
Average monthly revenue per unit/bed(2)	$3,261	$3,063	$198	6.5%
Assisted Living
Number of communities (period end)	410	409	1	0.2%
Total units/beds(1)	21,095	21,088	7	0.0%
Occupancy rate:
Period end	88.9%	89.2%	(0.3%)	(0.3%)
Weighted average	89.4%	89.5%	(0.1%)	(0.1%)
Average monthly revenue per unit/bed(2)	$3,714	$3,486	$228	6.5%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(1)	10,578	10,464	114	1.1%
Occupancy rate:
Period end	88.5%	90.5%	(2.0%)	(2.2%)
Weighted average	88.7%	90.0%	(1.3%)	(1.4%)
Average monthly revenue per unit/bed(2)	$4,751	$4,417	$334	7.6%
Management Services
Number of communities (period end)	21	21	—	—
Total units/beds(1)	4,296	4,195	101	2.4%
Occupancy rate:
Period end	83.4%	91.3%	(7.9%)	(8.7%)
Weighted average	83.6%	91.2%	(7.6%)	(8.3%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$7,957	$8,642	$(685)	(7.9%)
Refundable entrance fees sales(3)	10,912	8,322	2,590	31.1%
Total entrance fee receipts	18,869	16,964	1,905	11.2%
Refunds	(8,475)	(10,404)	1,929	18.5%
Net entrance fees	$10,394	$6,560	$3,834	58.4%

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(3)
Refundable entrance fee sales for the six months ended June 30, 2008 and 2007 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $1.2 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year six month period mainly due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy across all segments for our same store communities.  During the current period, same store revenues grew 5.7% at the 522 properties we operated in both periods with an average rate increase of 7.8% and a decrease in occupancy of 1.8%.

Retirement center revenue increased $8.6 million, or 3.2%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased period over period.  Revenue growth was also positively impacted by an increase in revenue related to the expansion of our ancillary services business to these communities during 2007 and the first half of 2008.

Assisted living revenue increased $24.0 million, or 6.1%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased slightly period over period.  Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2007 and the first half of 2008.

CCRCs revenue increased $20.2 million, or 8.5%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities decreased period over period.  Revenue growth was also positively impacted by an increase in revenue related to the expansion of our ancillary services business to these communities during 2007 and the first half of 2008.

Management Fees

Management fees were comparable period over period as the number of management contracts maintained was fairly consistent during both periods.

Facility Operating Expense

Facility operating expense increased over the prior-year same period primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as an overall increase in ancillary service expenses, also due to increased salaries, wages and benefits.

Retirement center operating expenses increased $7.8 million, or 5.2%, primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as an overall increase in real estate taxes and utilities expense.

Assisted living operating expenses increased $20.1 million, or 8.0%, primarily due to an increase in salaries, wages and benefits due to normal salary increases, increased employee count resulting primarily from additional sales staff and reduced open management and other positions, increased costs relating to building repairs and maintenance expense and utilities expense, as well as an increase in expenses incurred in connection with the continued rollout of our ancillary services program.

CCRCs operating expenses increased $17.0 million, or 10.2%, primarily due to an increase in expenses at expanded locations, growth of ancillary service programs, an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as an increase in advertising, marketing and bad debt expenses.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2008 was impacted by an $8.0 million reserve established for certain litigation (see Note 7).  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.5% and 5.2% for the six months ended June 30, 2008 and 2007, respectively, calculated as follows (dollars in thousands):

	Six Months Ended June 30,
	2008	2007

Resident fee revenues	$954,772	$901,960
Resident fee revenues under management	75,800	76,201
Total	$1,030,572	$978,161
General and administrative expense (excluding merger and integration expenses, non-cash stock compensation expense and litigation charges totaling $30.0 million and $25.8 million for the six months ended June 30, 2008 and 2007, respectively)	$46,727	$50,642
General and administrative expenses as a percent of total revenues	4.5%	5.2%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Total depreciation and amortization expense decreased $14.6 million, or 9.4%, primarily as a result of a significant amount of in-place lease intangible assets becoming fully amortized since June 30, 2007.

Interest Income

Interest income increased $1.4 million, or 41.5%, primarily due to the recognition of interest income upon collection of a long-term note receivable, previously reserved as interest was accumulating unpaid.

Interest Expense

Interest expense increased $26.7 million, or 44.9%, primarily due to the change in fair value of our interest rate swaps. During the six months ended June 30, 2008, we recognized approximately $8.9 million of interest expense on our interest rate swaps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps, as compared to approximately $12.8 million of interest income on our interest rate swaps for the six months ended June 30, 2007, representing a $21.7 million increase in interest expense period over period. Interest expense also increased due to additional debt incurred with additional borrowings.

Income Taxes

The effective tax rate for the six month periods ended June 30, 2008 and 2007 are 35.8% and 38.0%, respectively.  The difference between the periods is primarily due to an increase in state taxes for Texas Margins Tax and Michigan Gross Receipts tax, and a change in recording dividends paid on unvested shares.  Beginning January 1, 2008, dividends on unvested shares are being recorded under FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment in accordance with EITF 06-11.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Liquidity and Capital Resources

The following is a summary of cash flow information for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Cash provided by operating activities	$76,724	$84,910
Cash used in investing activities	(51,514)	(239,062)
Cash (used in) provided by financing activities	(65,672)	167,347
Net (decrease) increase in cash and cash equivalents	(40,462)	13,195
Cash and cash equivalents at beginning of period	100,904	68,034
Cash and cash equivalents at end of period	$60,442	$81,229

The decrease in cash provided by operating activities was attributable to an increase in accounts receivable as well as an increase in operating expenses period over period.

The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition activity in the current year as well as cash received on outstanding notes receivable.  This decrease was partially offset by an increase in additions to our property, plant and equipment and leasehold intangibles period over period.

The change in cash related to financing activities period over period was primarily attributable to a decrease in borrowings net of repayments on debt related to financing activities and an increase in cash payments made on swap terminations and recouponings during the current year.  Additionally, during the six months ended June 30, 2008, we repurchased 779,543 shares of our common stock at an aggregate cost of $20.0 million.

Our principal sources of liquidity are expected to be from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facility;
•	proceeds from mortgage financing or refinancing of various assets;
•	proceeds from the selective disposition of underperforming assets;
•	funds raised in the debt or equity markets; and
•	funds generated through joint venture arrangements or sale-leaseback transactions.

Our liquidity requirements have historically arisen from, and we expect they will continue to arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our $150 million share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

We are highly leveraged, and have significant debt and lease obligations.  At June 30, 2008, we had $2.1 billion of debt outstanding, excluding our line of credit and capital and financing lease obligations, at a weighted-average interest rate of 5.10%.  At June 30, 2008, we had $327.7 million of capital and financing lease obligations, $50.0 million was drawn on our revolving loan facility and $115.8 million of letters of credit had been issued under our line of credit.  Approximately $278.3 million of our debt obligations (excluding our line of credit) is due on or before June 30, 2009, subject in certain instances to extension at our option, as described below under “Contractual Commitments”.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2008, we will be required to make approximately $254.0 million of payments in connection with our existing operating leases.

We had $60.4 million of cash and cash equivalents at June 30, 2008, excluding cash and escrow deposits-restricted and lease security deposits of $120.0 million.  Additionally, we had $203.5 million available under our corporate credit facility and $34.2 million of unused capacity under our letter of credit facility.

At June 30, 2008, we had $573.2 million of negative working capital, which includes the classification of $252.6 million of refundable entrance fees and $32.2 million in tenant deposits as current liabilities. Based upon our historical operating experience, we anticipate that only 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $10.4 million of cash for the six months ended June 30, 2008.

For the year ending December 31, 2008, we anticipate that we will make investments of approximately $100 million to $115 million for capital expenditures, comprised of approximately $21 million to $26 million of net recurring capital expenditures, approximately $35 million to $40 million of net capital expenditures in connection with our community expansion and development program, and approximately $44 million to $49 million of expenditures relating to other major projects (including corporate initiatives).  Other major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures, and expenditures supporting the expansion of our ancillary services programs.  For the six months ended June 30, 2008, we spent approximately $12.7 million on net recurring capital expenditures, approximately $40.6 million on capital expenditures in connection with our expansion and development program (a portion of which we anticipate will be reimbursed to us by the applicable lender or lessor), and approximately $32.3 million on expenditures relating to other major projects and corporate initiatives. We anticipate funding our expansion and development program primarily through debt and lease financings for those projects.  We expect that our other anticipated capital expenditures will be funded from cash on hand, cash flows from operations, amounts drawn on our credit facility and proceeds from the refinancing of various assets.  There can be no assurance that any such financings or refinancings will be available to us or on terms that are acceptable to us.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to fixed rate.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  For example, cash collateral posted as of December 31, 2007 and June 30, 2008 was approximately $5.0 million and $6.8 million, respectively.  If we are required to post additional collateral in connection with our interest rate swaps, our liquidity could be negatively impacted.

We expect to continue to fund our business through our principal sources of liquidity. Principally, during 2008, we anticipate that our liquidity will come from cash on hand, cash flows from operations, amounts drawn on our credit facility and proceeds from the refinancing of various assets. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically.  If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities or to reduce our dividends, any of which could harm our business.

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

As of June 30, 2008, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facility

As of June 30, 2008, we had an available secured line of credit of $253.5 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million.

On May 12, 2008, we entered into an amendment to our line of credit agreement to permit us to repurchase up to $150 million of our common stock from time to time, to reduce the revolving loan commitment from $320 million to $270 million effective as of the date of the amendment, to provide that the line of credit will bear interest at the base rate plus 3.0% or LIBOR plus 4.0%, at our election, and to revise certain financial covenants.  In addition, pursuant to the terms of the amendment, the revolving loan commitments will be further reduced on the last day of each fiscal quarter (determined on a cumulative basis as of such date) by the greater of the following amounts (if positive): (a) 50% of the amount equal to the aggregate net proceeds to us from refinancings minus $50 million; and (b) the aggregate amount of share repurchases by us minus $50 million, provided that the revolving loan commitments shall be further reduced, if applicable, to $245 million on December 31, 2008 and $220 million on March 31, 2009.  In addition, we exercised each of our two options to extend the credit facility maturity date to May 15, 2009.  As a result of the May 15, 2009 maturity date, amounts drawn against the line of credit at June 30, 2008 have been classified as a current liability on our condensed consolidated balance sheet.  We must also pay a fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facility.  As of June 30, 2008, $50.0 million was drawn on the revolving loan facility and $115.8 million of letters of credit had been issued under the agreements.  The agreements are secured by a pledge of our tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

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

During the six months ended June 30, 2008, our long-term debt obligations, including the related interest payments, increased by $144.7 million to $2.7 billion at June 30, 2008 from $2.6 billion at December 31, 2007 in connection with financing transactions we completed during the six months ended June 30, 2008.  There have been no other material changes in our contractual commitments during the six months ended June 30, 2008.

In accordance with applicable accounting pronouncements, as of June 30, 2008, our condensed consolidated financial statements reflect approximately $278.3 million of debt obligations (excluding the line of credit) due within the next 12 months and a total of approximately $358.9 million of debt obligations (excluding the line of credit) due on or prior to December 31, 2010.  The amount due within the next 12 months has been classified as a current liability on our condensed consolidated balance sheet.

Although these debt obligations are scheduled to mature on or prior to December 31, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $224.6 million of certain mortgages payable included in such debt until 2011, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for up to two terms of 12 months each from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  As such, we anticipate that only $75.8 million of the mortgages payable due on or prior to December 31, 2010 will actually become due and payable on or prior to December 31, 2010.

The following table summarizes the principal amount due at maturity for mortgages scheduled to mature during the remainder of fiscal 2008, fiscal 2009 and fiscal 2010 both on a financial statement reporting basis (without taking into account the exercise of the extension options) and on a basis that reports the latest maturity after giving effect to the exercise of each extension option (dollars in thousands):

	Earliest Maturity Exclusive of Extension Options(1)	Latest Maturity Inclusive of Extension Options(1)
Six Months Ending December 31, 2008	$—	$—
Twelve Months Ending December 31, 2009	273,994	49,422
Twelve Months Ending December 31, 2010	26,400	26,400
Total	$300,394	$75,822
________

(1)
Excludes an aggregate of $9.1 million of periodic principal amortization payments due during the remainder of fiscal 2008, fiscal 2009 and fiscal 2010 on all of our mortgages payable ($1.2 million in 2008, $3.5 million in 2009 and $4.4 million in 2010).

In addition to the foregoing maturities, our corporate line of credit is scheduled to mature on May 15, 2009.  As of June 30, 2008, $50.0 million was drawn on the revolving loan facility and $115.8 million of letters of credit had been issued under the line of credit.

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

Net income (loss) before:

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (1)	2007(1)	2008(1)	2007(1)
Net loss	$(3,485)	$(18,675)	$(58,578)	$(53,815)
Minority interest	—	(642)	—	(511)
Benefit for income taxes	(2,771)	(12,715)	(32,658)	(33,283)
Equity in loss of unconsolidated ventures	935	601	1,108	2,054
Loss on extinguishment of debt	231	803	3,052	803
Other non-operating loss (income)	493	(238)	493	(238)
Interest expense:
Debt	30,635	27,953	59,622	53,192
Capitalized lease obligation	6,789	7,125	13,673	15,338
Amortization of deferred financing costs	2,379	2,109	3,936	3,727
Change in fair value of derivatives and amortization	(36,743)	(17,619)	8,890	(12,838)
Interest income	(3,160)	(1,563)	(4,786)	(3,383)
Loss from operations	(4,697)	(12,861)	(5,248)	(28,954)
Depreciation and amortization	68,876	82,471	140,816	155,455
Straight-line lease expense	5,215	6,028	10,966	12,364
Amortization of deferred gain	(1,086)	(1,085)	(2,171)	(2,170)
Amortization of entrance fees	(5,129)	(4,641)	(11,820)	(8,900)
Non-cash compensation expense	8,621	8,192	16,631	19,012
Entrance fee receipts(2)	12,597	8,790	18,869	16,964
Entrance fee disbursements	(4,843)	(4,089)	(8,475)	(10,404)
Adjusted EBITDA	$79,554	$82,805	$159,568	$153,367

(1)
The calculation of Adjusted EBITDA includes merger, integration, and certain other non-recurring expenses, as well as acquisition transition costs, totaling $2.4 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively, and $5.3 million and $7.0 million for the six months ended June 30, 2008 and 2007, respectively.  Additionally, the calculation of Adjusted EBITDA includes the effect of the $8.0 million reserve established for certain litigation for the three and six months ended June 30, 2008 (see Note 7).

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

Recurring capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring capital expenditures consist primarily of unusual or non-recurring capital items (including integration capital expenditures), facility purchases and/or major projects or renovations that are funded using financing proceeds and/or proceeds from the sale of facilities that are held for sale.  Beginning in 2008, our calculation of CFFO was modified to subtract principal amortization related to capital leases that contain fair market value or no purchase options.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008(1)	2007(1)	2008(1)	2007(1)
Net cash provided by operating activities	$36,095	$56,082	$76,724	$84,910
Changes in operating assets and liabilities	6,546	(6,797)	11,241	5,342
Refundable entrance fees received(2)	7,420	4,064	10,912	8,322
Entrance fee refunds disbursed	(4,843)	(4,089)	(8,475)	(10,404)
Recurring capital expenditures, net	(6,614)	(7,049)	(12,651)	(13,274)
Lease financing debt amortization with fair market value or no purchase options	(1,662)	(1,422)	(3,287)	(2,718)
Reimbursement of operating expenses and other	(269)	812	794	1,942
Cash From Facility Operations	$36,673	$41,601	$75,258	$74,120

(1)
The calculation of CFFO includes merger, integration and certain other non-recurring expenses, as well as acquisition transition costs, totaling $2.4 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively, and $5.3 million and $7.0 million for the six months ended June 30, 2008 and 2007, respectively.  Additionally, the calculation of CFFO for the three and six months ended June 30, 2008 includes the effect of the $8.0 million reserve established for certain litigation (see Note 7).

(2)
Total entrance fee receipts for the three months ended June 30, 2008 and 2007 were $12.6 million and $8.8 million, respectively, including $5.2 million and $4.7 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the six months  ended June 30, 2008 and 2007 were $18.9 million and $17.0 million, respectively, including $8.0 million and $8.6 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,485)	$(18,675)	$(58,578)	$(53,815)
Benefit for income taxes	(2,771)	(12,715)	(32,658)	(33,283)
Minority interest	—	(642)	—	(511)
Equity in loss of unconsolidated ventures	935	601	1,108	2,054
Loss on extinguishment of debt	231	803	3,052	803
Other non-operating loss (income)	493	(238)	493	(238)
Interest expense:
Debt	30,635	27,953	59,622	53,192
Capitalized lease obligation	6,789	7,125	13,673	15,338
Amortization of deferred financing costs	2,379	2,109	3,936	3,727
Change in fair value of derivatives and amortization	(36,743)	(17,619)	8,890	(12,838)
Interest income	(3,160)	(1,563)	(4,786)	(3,383)
Loss from operations	(4,697)	(12,861)	(5,248)	(28,954)
Depreciation and amortization	68,876	82,471	140,816	155,455
Facility lease expense	67,199	67,176	135,011	135,657
General and administrative (including non-cash stock compensation expense)	40,297	35,758	76,685	76,411
Amortization of entrance fees	(5,129)	(4,641)	(11,820)	(8,900)
Management fees	(2,264)	(1,788)	(4,077)	(3,284)
Facility Operating Income	$164,282	$166,115	$331,367	$326,385

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2008, excluding our line of credit, we had approximately $887.0 million of long-term fixed rate debt, $917.7 million of long-term variable rate debt and $327.7 million of capital and financing lease obligations. As of June 30, 2008, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 5.10%.

We do not expect changes in interest rates to have a material effect on cash flows from operating activities since approximately 100% of our debt and lease payments, excluding our line of credit, either have fixed rates or variable rates that are subject to swap agreements with major financial institutions to manage our risk.  As of June 30, 2008, we had entered into interest rate swaps for all of our outstanding variable rate debt and as a result, a change in short-term interest rates would not materially affect our cash flows from operating activities.

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

During the six months ended June 30, 2008, we terminated three swap agreements with a total notional amount of $128.4 million, and recouponed at a more favorable interest rate, notional amounts of $726.5 million.  In conjunction with these transactions, $27.1 million was paid to the respective counterparties.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2008 by or on behalf of the Company or any ‘‘affiliated purchaser,’’ as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
04/01/08 – 04/30/08	—	$—	—	$150,000,000
05/01/08 – 05/31/08	779,543	25.64	779,543	$130,011,000
06/01/08 – 06/30/08	—	—	—	$130,011,000
Total	779,543	$25.64	779,543	$130,011,000

(1) All share repurchases were made in open market transactions pursuant to the publicly announced repurchase program summarized in footnote 2.

(2) On March 19, 2008, we announced that our board of directors had approved a share repurchase program that authorizes us to purchase up to $150 million in the aggregate of our common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate us to acquire any particular amount of common stock, does not have an expiration date, and may be suspended, modified or discontinued at any time at our discretion without prior notice.  We did not have any repurchase plan or program that expired during the second quarter of 2008, nor have we determined to terminate the current plan.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)           We held our annual meeting of stockholders on June 5, 2008.

(b)           Wesley R. Edens and Frank M. Bumstead were reelected as Class I directors at the annual meeting, to hold office for a term of three years and until their respective successors are duly elected and qualified.  The terms of office of the following directors continued after the annual meeting:  Jackie M. Clegg, William B. Doniger, Jeffrey G. Edwards, Jeffrey R. Leeds, Mark J. Schulte and Dr. Samuel Waxman.

(c)           The following votes were taken in connection with the election of directors at the annual meeting:

Director Nominees	Votes For	Withhold Authority
Wesley R. Edens	92,150,958	9,576,864
Frank M. Bumstead	101,530,456	197,366

The proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2008 fiscal year was approved. The following votes were taken in connection with the proposal:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent registered public accounting firm for fiscal 2008	101,699,835	22,920	5,065	—

The proposal to adopt the Brookdale Senior Living Inc. Associate Stock Purchase Plan was approved. The following votes were taken in connection with the proposal:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adoption of the Brookdale Senior Living Inc. Associate Stock Purchase Plan	90,879,005	6,297,852	10,001	4,540,964

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	August 8, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.1
Second Amendment, dated as of May 12, 2008, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Banc of America Securities LLC, as co-arrangers, LaSalle Bank National Association and Bank of America, N.A., as co-syndication agents, Goldman Sachs Credit Partners L.P. and Citicorp North America, Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2008).

10.2	Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.