Form 10-Q
period 2008-09-30
Brookdale Senior Living Inc.
filed 2008-11-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 3, 2008, 101,385,058 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)
	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$55,885	$100,904
Cash and escrow deposits — restricted	79,187	76,962
Accounts receivable, net	85,839	66,807
Deferred tax asset	13,040	13,040
Prepaid expenses and other current assets, net	30,738	34,122
Total current assets	264,689	291,835
Property, plant and equipment and leasehold intangibles, net	3,716,676	3,760,453
Cash and escrow deposits — restricted	23,559	17,989
Investment in unconsolidated ventures	33,214	41,520
Goodwill	325,267	325,453
Other intangible assets, net	238,932	260,534
Other assets, net	84,589	113,838
Total assets	$4,686,926	$4,811,622

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$266,661	$18,007
Line of credit	84,757	—
Trade accounts payable	30,649	37,137
Accrued expenses	173,924	156,253
Refundable entrance fees and deferred revenue	251,827	254,582
Tenant security deposits	30,646	31,891
Dividends payable	25,759	51,897
Total current liabilities	864,223	549,767
Long-term debt, less current portion	2,115,905	2,119,217
Line of credit	—	198,000
Deferred entrance fee revenue	75,958	77,477
Deferred liabilities	132,144	119,726
Deferred tax liability	208,918	266,583
Other liabilities	54,576	61,314
Total liabilities	3,451,724	3,392,084
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at September 30, 2008 and December 31, 2007; 106,404,179 and 104,962,211 shares issued and 105,192,878 and 104,962,211 shares outstanding (including 3,843,383 and 3,020,341 unvested restricted shares), respectively	1,052	1,050
Additional paid-in-capital	1,689,177	1,752,581
Treasury stock, at cost; 1,211,301 shares at September 30, 2008	(29,187)	—
Accumulated deficit	(424,651)	(332,692)
Accumulated other comprehensive loss	(1,189)	(1,401)
Total stockholders’ equity	1,235,202	1,419,538
Total liabilities and stockholders’ equity	$4,686,926	$4,811,622

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Resident fees	$480,750	$463,101	$1,435,522	$1,365,061
Management fees	1,527	1,493	5,604	4,777
Total revenue	482,277	464,594	1,441,126	1,369,838

Expense
Facility operating expense (excluding depreciation and amortization of $45,670, $58,913, $143,765 and $177,357, respectively)	322,601	294,997	934,186	861,672
General and administrative expense (including non-cash stock-based compensation expense of $6,737, $7,138, $23,368 and $26,150, respectively)	32,948	34,733	109,633	111,144
Hurricane and named tropical storms expense	3,613	—	3,613	—
Facility lease expense	67,017	67,708	202,028	203,365
Depreciation and amortization	67,066	79,235	207,882	234,690
Total operating expense	493,245	476,673	1,457,342	1,410,871
Loss from operations	(10,968)	(12,079)	(16,216)	(41,033)

Interest income	1,383	1,695	6,169	5,077
Interest expense
Debt	(37,599)	(38,472)	(110,894)	(107,002)
Amortization of deferred financing costs	(3,004)	(1,151)	(6,940)	(4,878)
Change in fair value of derivatives and amortization	(8,454)	(43,731)	(17,344)	(30,893)
Loss on extinguishment of debt	—	—	(3,052)	(803)
Equity in earnings (loss) of unconsolidated ventures	358	(309)	(750)	(2,362)
Other non-operating income (expense)	69	—	(424)	238
Loss before income taxes	(58,215)	(94,047)	(149,451)	(181,656)
Benefit for income taxes	22,338	35,125	54,996	68,408
Loss before minority interest	(35,877)	(58,922)	(94,455)	(113,248)
Minority interest	—	(5)	—	506
Net loss	$(35,877)	$(58,927)	$(94,455)	$(112,742)

Basic and diluted loss per share	$(0.36)	$(0.58)	$(0.93)	$(1.11)

Weighted average shares used in computing basic and diluted loss per share	101,398	101,564	101,748	101,463

Dividends declared per share	$0.25	$0.50	$0.75	$1.45

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(94,455)	$(112,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash portion of loss on extinguishment of debt	3,052	—
Depreciation and amortization	214,822	239,568
Minority interest	—	(506)
Gain on sale of assets	—	(457)
Equity in loss of unconsolidated ventures	750	2,362
Change in future service obligations	—	1,320
Distributions from unconsolidated ventures from cumulative share of net earnings	1,918	1,429
Amortization of deferred gain	(3,257)	(3,255)
Amortization of entrance fees	(16,527)	(14,222)
Proceeds from deferred entrance fee revenue	15,210	14,315
Deferred income tax benefit	(57,243)	(68,715)
Change in deferred lease liability	15,675	18,815
Change in fair value of derivatives and amortization	17,344	30,893
Non-cash stock-based compensation	23,368	26,150
Changes in operating assets and liabilities:
Accounts receivable, net	(18,165)	(5,607)
Prepaid expenses and other assets, net	1,263	(1,133)
Accounts payable and accrued expenses	3,051	8,368
Tenant refundable fees and security deposits	(439)	5,404
Other	987	(3,578)
Net cash provided by operating activities	107,354	138,409

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	2,416	1,806
Increase in cash and escrow deposits — restricted	(7,795)	(53,393)
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(134,179)	(113,557)
Acquisition of assets, net of related payables and cash received	(5,105)	(167,621)
Payment on (issuance of) notes receivable, net	39,661	(13,714)
Investment in unconsolidated ventures	(1,163)	(1,617)
Distributions received from unconsolidated ventures	300	1,819
Proceeds from sale of unconsolidated venture	4,165	—
Net cash used in investing activities	(101,700)	(346,277)

Cash Flows from Financing Activities
Proceeds from debt	467,769	395,276
Repayment of debt and capital lease obligation	(229,210)	(54,246)
Buyout of capital lease obligation	—	(51,114)
Proceeds from line of credit	264,757	451,500
Repayment of line of credit	(378,000)	(384,000)
Payment of dividends	(103,696)	(144,990)
Purchase of treasury stock	(29,187)	—
Payment of financing costs, net of related payables	(13,720)	(10,248)
Other	(1,373)	(815)
Refundable entrance fees:
Proceeds from refundable entrance fees	15,185	17,018
Refunds of entrance fees	(14,331)	(15,488)
Recouponing and payment of swap termination	(27,627)	—
Cash portion of loss on extinguishment of debt	(1,240)	—
Net cash (used in) provided by financing activities	(50,673)	202,893
Net decrease in cash and cash equivalents	(45,019)	(4,975)
Cash and cash equivalents at beginning of period	100,904	68,034
Cash and cash equivalents at end of period	$55,885	$63,059
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. (“Brookdale”, “BSL” or the “Company”) is a leading owner and operator of senior living communities throughout the United States.  The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company owns, leases and operates retirement centers, assisted living and dementia-care communities and continuing care retirement centers (“CCRCs”).

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2008, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

In 2006, the Company adopted EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and as a result, consolidated the operations of three limited partnerships controlled by the Company.  In 2006, the Company purchased a community from one of the limited partnerships and the partnership was liquidated.  During 2007, the Company purchased the remaining communities and the limited partnerships were liquidated.  As a result, the Company does not have minority interest reflected on the condensed consolidated balance sheet as of September 30, 2008.

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

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront fee prior to occupying the community.  In addition, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or in certain agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit.  In such instances the refundable portion of the fee is not amortized and included in refundable entrance fees and deferred revenue.

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $66.7 million and $69.7 million at September 30, 2008 and December 31, 2007, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value Measurements

FASB Statement No. 157, Fair Value Measurement (“SFAS 157”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations (Note 13).

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157.  This Statement provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 in the current year and applied the guidance in evaluating the fair value of its derivatives as well as provided certain disclosures to comply with its provisions.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  Early adoption is prohibited.  The Company does not expect the adoption of FSP FAS 142-3 to have an impact on the consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that SFAS 162 will result in a change in current practice.

In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-06-1"). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, Earnings per Share.  FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively.  The Company is currently assessing the potential impact of FSP EITF 03-06-1 on the consolidated financial statements.

Dividends

On September 30, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.25 per share of common stock, or an aggregate of $25.8 million, for the quarter ended September 30, 2008.  The $0.25 per share dividend was paid on October 17, 2008 to holders of record of the Company’s common stock on October 10, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3.  Stock-Based Compensation

Compensation expense in connection with grants of restricted stock of $6.7 million and $7.1 million was recorded for the three months ended September 30, 2008 and 2007, respectively, and $23.4 million and $26.2 million of such expense was recorded for the nine months ended September 30, 2008 and 2007, respectively.  For the quarters ended September 30, 2008 and 2007, compensation expense was calculated net of forfeitures estimated from 0% - 6% and 5%, respectively, of the shares granted.

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

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. During the current period the Company reversed approximately $1.2 million of previously recognized compensation expense related to performance-based awards granted in 2006 and 2007.

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (dollars in thousands except for shares and per share amounts):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2008	160,000	$23.17 – 25.95	$2,967
Three months ended June 30, 2008	260,000	24.31	6,332
Three months ended September 30, 2008	1,414,000	12.50 – 18.22	20,851

The Company has an employee stock purchase plan for all eligible employees.  The plan became effective on October 1, 2008.  Under the plan, eligible employees of the Company can purchase shares of the Company’s common stock on a quarterly basis at a discounted price through accumulated payroll deductions.  Each eligible employee may elect to deduct up to 15% of his or her base pay each quarter.  Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant’s pay over the course of the quarter will be used to purchase whole shares of the Company’s common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on such date.  Initially, the Company has reserved 1,000,000 shares of common stock for issuance under the plan.  The employee stock purchase plan also contains an “evergreen” provision that automatically increases the number of shares reserved for issuance under the plan by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

4.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2008 presented on an operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	CCRCs	Total
Balance at December 31, 2007	$7,642	$102,812	$214,999	$325,453
Adjustments	(186)	—	—	(186)
Balance at September 30, 2008	$7,456	$102,812	$214,999	$325,267

The adjustment to goodwill is related to the deconsolidation of an entity pursuant to FIN 46(R) Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (“FIN 46(R)”) during the three months ended September 30, 2008.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(5,547)	$142,135	$147,682	$(2,773)	$144,909
Management contracts and other	158,048	(69,755)	88,293	158,048	(45,822)	112,226
Home health licenses	8,504	—	8,504	3,399	—	3,399
Total	$314,234	$(75,302)	$238,932	$309,129	$(48,595)	$260,534

Amortization expense related to definite-lived intangible assets for the three and nine months ended September 30, 2008 was $8.9 million and $26.7 million, respectively.  Amortization expense related to the same assets for the three and nine months ended September 30, 2007 was $8.9 million and $25.7 million, respectively.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

5.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Land	$254,038	$259,336
Buildings and improvements	2,693,931	2,651,630
Furniture and equipment	266,106	223,475
Resident and operating lease intangibles	607,004	596,623
Assets under capital and financing leases	554,665	517,506
	4,375,744	4,248,570
Accumulated depreciation and amortization	(659,068)	(488,117)
Property, plant and equipment and leasehold intangibles, net	$3,716,676	$3,760,453

6.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Mortgage notes payable due 2009 through 2039; weighted average interest rate of 5.41% for the nine months ended September 30, 2008 (weighted average interest rate of 6.57% in 2007)	$1,259,509	$853,694
Mortgages payable due 2009 through 2038; weighted average interest rate of 8.38% for the four months ended April 30, 2008, the date of repayment (weighted average interest rate of 7.01% in 2007)	—	74,549
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000

Mortgages payable due 2012; weighted average interest rate of 5.64% for the nine months ended September 30, 2008 (weighted average interest rate of 5.64% in 2007), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	212,407	212,407
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25%, payable in monthly installments of interest only through the first quarter of 2008, the dates of repayment, secured by the underlying assets of the portfolio	—	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 4.42% for the nine months ended September 30, 2008 (weighted average interest rate of 5.03% in 2007), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.83% for the nine months ended September 30, 2008 (weighted average interest rate of 8.97% in 2007)	322,653	299,228
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	325,631
Construction financing due 2010 through 2023; weighted average interest rate of 6.90% for the nine months ended September 30, 2008 (weighted average interest rate of 8.5% in 2007)	21,976	2,379
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch, payable to the extent of all available cash flow (as defined)	—	12,739
Total debt	2,382,566	2,137,224
Less current portion (see supplemental disclosure below)	266,661	18,007
Total long-term debt	$2,115,905	$2,119,217

In accordance with applicable accounting pronouncements, as of September 30, 2008, the Company’s condensed consolidated financial statements reflect approximately $266.7 million of debt obligations (excluding the line of credit) due within the next 12 months and a total of approximately $305.2 million of debt obligations (excluding the line of credit) due on or prior to December 31, 2010.  The amount due within the next 12 months has been classified as a current liability on the Company’s condensed consolidated balance sheet.

Although certain of the Company’s debt obligations are scheduled to mature on or prior to December 31, 2010, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $224.6 million of certain mortgages payable included in such debt until 2011, as the instruments associated with such mortgages payable provide that the Company can extend the respective maturity dates for up to two terms of 12 months each from the existing maturity dates.  The Company presently anticipates that it will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  After giving effect to the exercise of the extension options and to amounts repaid subsequent to quarter end on the aforementioned debt (see note below), the Company anticipates that only $5.3 million of the mortgages payable due on or prior to December 31, 2010 will actually become due and payable on or prior to December 31, 2010.

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

	Earliest Maturity Exclusive of Extension Options(1)		Latest Maturity Inclusive of Extension Options(1)
Three Months Ending December 31, 2008	$—		$—
Twelve Months Ending December 31, 2009	224,572		—
Twelve Months Ending December 31, 2010	26,400	(2)	26,400	(2)
Total	$250,972		$26,400
________

(1)
Excludes an aggregate of $8.7 million of periodic principal amortization payments due during the remainder of fiscal 2008, fiscal 2009 and fiscal 2010 on all of the Company’s mortgages payable ($0.7 million in 2008, $3.6 million in 2009 and $4.4 million in 2010).

(2)
Subsequent to quarter end, the Company repaid approximately $21.1 million of this amount and as a result, $5.3 million is now scheduled to mature during the twelve months ending December 31, 2010.  As this debt was repaid prior to its original maturity, it has been classified as current on the condensed consolidated balance sheet.

In addition to the foregoing maturities, the Company had an available secured line of credit of $249.4 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million.  The Company’s corporate line of credit is scheduled to mature on May 15, 2009.  As of September 30, 2008, $84.8 million was drawn on the revolving loan facility and $119.8 million of letters of credit had been issued under the line of credit.

On May 12, 2008, the Company entered into an amendment to its line of credit agreement to permit the Company to repurchase up to $150 million of its common stock from time to time, to reduce the revolving loan commitment from $320 million to $270 million effective as of the date of the amendment, to provide that the line of credit will bear interest at the base rate plus 3.0% or LIBOR plus 4.0%, at the Company's election, and to revise certain financial covenants.  In addition, pursuant to the terms of the amendment, the revolving loan commitments will be further reduced on the last day of each fiscal quarter (determined on a cumulative basis as of such date) by the greater of the following amounts (if positive): (a) 50% of the amount equal to the aggregate net proceeds to the Company from refinancings minus $50 million; and (b) the aggregate amount of share repurchases by the Company minus $50 million, provided that the revolving loan commitments shall be further reduced, if applicable, to $245 million on December 31, 2008 and $220 million on March 31, 2009.  In addition, the Company exercised each of its two options to extend the credit facility maturity date to May 15, 2009.  As a result of the May 15, 2009 maturity date, amounts drawn against the line of credit at September 30, 2008 have been classified as a current liability on the Company’s condensed consolidated balance sheet.  The Company must also pay a fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facility.  The agreements are secured by a pledge of the Company’s tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

Effective October 27, 2008, the Company entered into an additional amendment to the line of credit agreement.  Pursuant to the amendment, Lehman Commercial Paper Inc., the original administrative agent under the line of credit, was replaced by Bank of America, N.A., the swing line subfacility was deleted, and certain other administrative amendments were made.

Subsequent to quarter end, the Company entered into a First Modification Agreement which extends the maturity date on $33.0 million of debt due on June 30, 2009 as of September 30, 2008 to June 30, 2011 and obtained the right to extend the maturity date for two additional one-year periods.  As such, the Company has recorded the debt as long-term as of September 30, 2008.

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

On March 26, 2008, the Company obtained $119.4 million of first mortgage financing bearing interest at 5.41%. The debt matures on April 1, 2013, with one extension term of up to five years from the maturity date. The loan is secured by 19 of the Company’s communities, with an additional loan commitment not to exceed $6.0 million in connection with the addition of a property into the collateral pool.  In conjunction with the financing, the Company repaid $71.2 million of existing debt. The net proceeds from the transaction were used to pay down amounts drawn against the Company’s revolving credit facility and fund other working capital needs.

On April 4, 2008, the Company entered into a loan agreement for up to $99.0 million to finance a portion of the cost of renovations for a previously acquired community.  As of September 30, 2008, $9.0 million has been drawn against this loan.  Future advances will be disbursed based on satisfaction of agreed upon conditions.  The note bears interest at the LIBOR rate or a base rate plus an applicable margin and is payable interest only with the principal due on April 4, 2013.  The loan is secured by the underlying property, with an additional loan commitment not to exceed $10.0 million.  In conjunction with the financing, the Company repaid $10.5 million of existing debt.

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

On August 28, 2008, the Company obtained $8.4 million of second mortgage financing bearing interest at 6.49%.  The debt matures on February 1, 2013. The loan is secured by the underlying property.  The net proceeds from the transaction were used to pay down amounts drawn against the Company’s revolving credit facility and fund other working capital needs.

As of September 30, 2008, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparty was $8.3 million and $5.0 million as of September 30, 2008 and December 31, 2007, respectively.

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

The following table summarizes the Company’s swap instruments at September 30, 2008 (dollars in thousands):

Current notional balance	$1,128,841
Highest possible notional	$1,128,841
Lowest interest rate	3.05%
Highest interest rate	4.96%
Average fixed rate	3.82%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.0 Years
Estimated asset fair value (included in other assets, net at September 30, 2008)	$7,248
Estimated liability fair value (included in other liabilities at September 30, 2008)	$(9,247)

During the three and nine months ended September 30, 2008, the fair value of the Company’s interest rate swaps decreased $8.5 million and $17.3 million, respectively, which has been included as a component of interest expense in the condensed consolidated statements of operations.

During the nine months ended September 30, 2008, the Company terminated six swap agreements with a total notional amount of $259.7 million.  Notional amounts of $726.5 million were recouponed at a more favorable interest rate and one new swap agreement with a notional amount of $108.5 million was entered into.  In conjunction with these transactions, $27.6 million was paid to the respective counterparties and the Company recorded a $1.6 million receivable and a $0.4 million payable.  The Company recorded a $1.6 million reserve on the aforementioned receivable as the counterparty to the swap which originated the receivable has filed for protection under Chapter 11 of the Bankruptcy Code.  The reserve was included in the change in fair value of derivatives and amortization in the condensed consolidated statement of operations.

7.  Legal Proceedings

In connection with the sale of certain communities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed. The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint is brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLC”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC (“Fortress”), an affiliate of the Company’s largest stockholder, and R. Stanley Young, the Company’s former Chief Financial Officer. The nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of communities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and the Company’s former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of communities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and the Company’s former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and the Company’s former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, the Company filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court granted the Company’s motion to dismiss the third amended complaint, but granted the plaintiffs’ motion for leave to amend. Subsequently, the parties agreed to settle the case and the case was formally dismissed by the court on November 3, 2008.

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

8.  Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$110,998	$105,759
Income taxes paid	$1,401	$637

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
De-consolidation of leased development property:
Property, plant and equipment and leasehold intangibles, net	$—	$(2,978)
Long-term debt	—	2,978
Net	$—	$—
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$35,942	$—
Long-term debt	(35,942)	—
Net	$—	$—
De-consolidation of an entity pursuant to FIN 46(R):
Accounts receivable	$92	$—
Prepaid expenses and other current assets	1,861	—
Property, plant and equipment and leasehold intangibles, net	35,268	—
Other assets, net	7	—
Investment in unconsolidated ventures	186	—
Long-term debt	(29,159)	—
Accrued expenses	(1,252)	—
Trade accounts payable	(20)	—
Tenant security deposits	(173)	—
Refundable entrance fees and deferred revenue	(89)	—
Additional paid-in-capital	(9,217)	—
Accumulated deficit	2,496	—
Net	$—	$—
Acquisition of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted	$—	$387
Accounts receivable	—	64
Property, plant and equipment and leasehold intangibles, net	—	173,609
Investment in unconsolidated ventures	—	(1,342)
Goodwill	—	3,395
Other intangible assets, net	5,105	(668)
Trade accounts payable, accrued expenses and other	—	(1,458)
Debt obligations	—	(5,273)
Minority interest	—	650
Other, net	—	(1,743)
Acquisition of assets, net of related payables and cash received	$5,105	$167,621

9.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash basis payment	$63,394	$62,342	$189,610	$187,805
Straight-line expense	4,709	6,451	15,675	18,815
Amortization of deferred gain	(1,086)	(1,085)	(3,257)	(3,255)
Facility lease expense	$67,017	$67,708	$202,028	$203,365

10.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(35,877)	$(58,927)	$(94,455)	$(112,742)
Reclassification of net gains on derivatives out of (into) earnings	124	(393)	(492)	(1,179)
Amortization of payments from settlement of forward interest swaps	94	94	282	282
Other	85	(134)	422	98
Total comprehensive loss	$(35,574)	$(59,360)	$(94,243)	$(113,541)

11.  Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2008 and 2007 are 38.4% and 37.3%, respectively, and for the nine months ended September 30, 2008 and 2007 are 36.8% and 37.7%, respectively.  The variance in the three month period is primarily the additional benefit recorded in the quarter due to the increase in the annualized rate, offset by the dividends on unvested shares, while the nine month decrease is primarily due to the change in recording the dividends on unvested shares.  Beginning January 1, 2008, dividends on unvested shares are being recorded under FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment in accordance with EITF 06-11 as discussed in Note 2, and are therefore no longer reflected in the effective tax rate.

The Company recorded additional interest charges of $0.1 million related to its reserve required under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) for the quarter ended September 30, 2008, but is not aware of any new uncertain tax positions to be recorded in the period.  Tax returns for years 2002 through 2006 are subject to future examination by tax authorities.  In addition, for Alterra Healthcare Corporation, tax returns are open from 1999 through 2001 to the extent of the net operating losses generated during those periods.

12.  Share Repurchase Program

On March 19, 2008, the Company’s board of directors approved a share repurchase program that authorizes the Company to purchase up to $150.0 million in the aggregate of the Company’s common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.

Pursuant to this authorization, during the three and nine months ended September 30, 2008, the Company purchased 431,758 and 1,211,301 shares at a cost of approximately $9.2 and $29.2 million, respectively.  As of September 30, 2008, approximately $120.9 million remains available under this share repurchase authorization.

13.  Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2008 (dollars in thousands):

	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$7,248	$—	$7,248	$—
Derivative liabilities	(9,247)	—	(9,247)	—
	$(1,999)	$—	$(1,999)	$—

The Company’s derivative assets and liabilities include interest rate swaps that effectively convert a portion of the Company’s variable rate debt to fixed rate debt.  The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations.

14.  Segment Results

The Company currently has four reportable segments: retirement centers; assisted living; CCRCs; and management services.   These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the fourth quarter of 2007, the Company completed an internal reorganization which was intended to further improve the segment financial results and to more accurately reflect the underlying product offering of each segment.  The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment.  The change included the movement of communities between the retirement centers, assisted living and CCRCs segments resulting in a net increase of 16 communities to the retirement centers segment and a net decrease of 16 communities to the CCRCs segment.  These changes are reflected in the Company’s results for the three and nine months ended September 30, 2008.   The Company has restated the results of the three and nine month periods ended September 30, 2007 for comparative purposes.  In connection with this reorganization, the Company renamed its reportable segments.  The reportable segment formerly known as independent living is now known as retirement centers and the segment formerly known as retirement centers/CCRCs is now known as CCRCs.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue(1)
Retirement Centers	$140,937	$138,009	$419,543	$408,023
Assisted Living	210,900	200,157	628,735	593,969
CCRCs	128,913	124,935	387,244	363,069
Management Services	1,527	1,493	5,604	4,777
	$482,277	$464,594	$1,441,126	$1,369,838
Segment operating income(2)
Retirement Centers	$57,907	$61,524	$178,641	$181,500
Assisted Living	65,205	71,250	212,883	214,987
CCRCs	31,424	35,330	106,199	106,902
Management Services	1,069	1,045	3,923	3,344
	$155,605	$169,149	$501,646	$506,733
General and administrative (including non-cash stock-based compensation expense)(3)	$32,490	$34,285	$107,952	$109,711
Facility lease expense	67,017	67,708	202,028	203,365
Deprecation and amortization	67,066	79,235	207,882	234,690
Loss from operations	$(10,968)	$(12,079)	$(16,216)	$(41,033)

Total assets
Retirement Centers			$1,362,261	$1,388,991
Assisted Living			1,400,927	1,401,958
CCRCs			1,644,599	1,629,324
Corporate and Management Services			279,139	425,480
			$4,686,926	$4,845,753

(1)	All revenue is earned from external third parties in the United States.
(2)
Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).  Included in segment operating income is hurricane and named tropical storms expense of $3.6 million for the three and nine months ended September 30, 2008 consisting of $1.1 million in Retirement Centers, $1.3 million in Assisted Living and $1.2 million in CCRCs.

(3)	Net of general and administrative costs allocated to management services reporting segment.

15.  Subsequent Events

Subsequent to September 30, 2008, the Company terminated seven swaps and five cap agreements with a total notional amount of $414.3 million.  In conjunction with these transactions, $12.4 million was paid to the respective counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, the demand for senior housing, acquisition opportunities, our share repurchase program, and our dividend strategy; our belief regarding our growth prospects; our ability to secure financing or replace or extend existing debt as it matures (including our line of credit); our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our expectations regarding financings and refinancings of assets; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing facilities and develop new facilities; the expected project costs for our expansion and development program; our expected levels of expenditures and reimbursements (and the timing thereof); the anticipated cost and expense associated with the resolution of pending litigation and our expectations regarding the disposition thereof; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; our inability to extend (or refinance) debt as it matures or replace our credit facility when it expires; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize certain of our counterparties’ obligations; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the third quarter of 2008, we continued to make progress in implementing the long-term growth objectives outlined in our most recent Annual Report on Form 10-K, even given the difficult operating environment.  The following is a summary discussion of our progress during the three and nine months ended September 30, 2008.

Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); and (iii) expansion of our existing communities and, to a lesser extent, development of new communities.  Although we continue to anticipate a reduced level of acquisition activity over the near term when compared with historical levels, given the potential opportunities that may arise as a result of the recent market disruption, we may also grow through the selective acquisition and consolidation of additional communities, asset portfolios and other senior living companies.

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2008 and 2007 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2008(1)	2007	Amount	Percent
Total revenue	$482.3	$464.6	$17.7	3.8%
Net loss	$(35.9)	$(58.9)	$23.0	39.0%
Adjusted EBITDA	$67.4	$83.6	$(16.2)	(19.4%)
Cash From Facility Operations	$22.5	$41.8	$(19.3)	(46.2%)
Facility Operating Income	$149.8	$162.8	$(13.0)	(8.0%)

	Nine Months Ended September 30,		Increase (Decrease)
	2008(1)(2)	2007	Amount	Percent
Total revenue	$1,441.1	$1,369.8	$71.3	5.2%
Net loss	$(94.5)	$(112.7)	$18.2	16.1%
Adjusted EBITDA	$227.0	$237.0	$(10.0)	(4.2%)
Cash From Facility Operations	$97.7	$115.9	$(18.2)	(15.7%)
Facility Operating Income	$481.2	$489.2	$(8.0)	(1.6%)
________

(1)	The calculation of Adjusted EBITDA and Cash From Facility Operations for the three and nine months ended September 30, 2008 includes hurricane and named tropical storms expense totaling $3.6 million.

(2)
The calculation of Adjusted EBITDA and Cash From Facility Operations for the nine months ended September 30, 2008 includes the effect of the $8.0 million reserve established for certain litigation (Note 7).

Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See “Non-GAAP Financial Measures” below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net loss to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.

During the third quarter of 2008, we achieved total revenue growth compared to the prior year period and a 0.8% increase in average occupancy over the second quarter of 2008.  Although we made progress in certain areas of the business, current adverse credit market conditions and the economic environment had a negative impact on our results for the three and nine months ended September 30, 2008, as discussed below.  This negative impact primarily resulted in pressure on our occupancy rate and increased expenses.

Our revenues for the three months ended September 30, 2008 increased to $482.3 million, an increase of $17.7 million, or approximately 3.8%, over our revenues for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, our revenues increased $71.3 million, or approximately 5.2%, to $1.4 billion over the nine months ended September 30, 2007.  The increase in revenues in the current year periods was primarily a result of an increase in the average revenue per unit/bed compared to the prior year periods and growing revenues from our ancillary services programs, partially offset by a decline in occupancy from the prior year periods.  Our weighted average occupancy rate for the third quarter of 2008 was 89.7%, compared to 90.6% for the third quarter of 2007.

Although our revenues increased period over period, our overall financial results for the three and nine months ended September 30, 2008 were negatively impacted by a higher than usual level of expense growth.

During the three months ended September 30, 2008, our Adjusted EBITDA, Cash From Facility Operations, and Facility Operating Income decreased by 19.4%, 46.2% and 8.0%, respectively, when compared to the three months ended September 30, 2007.  During the nine months ended September 30, 2008, our Adjusted EBITDA, Cash From Facility Operations, and Facility Operating Income decreased by 4.2%, 15.7% and 1.6%, respectively, when compared to the nine months ended September 30, 2007. Adjusted EBITDA and Cash From Facility Operations for the three and nine month periods ended September 30, 2008 were negatively impacted by $3.6 million of hurricane and named tropical storms expense. Additionally, Adjusted EBITDA and Cash From Facility Operations for the nine month period ended September 30, 2008 were negatively impacted by an $8.0 million charge to general and administrative expense relating to the establishment of a reserve for certain litigation (Note 7).

During the third quarter of 2008, we repurchased 431,758 shares of our common stock at a cost of approximately $9.2 million.

During the quarter, we continued to make progress in expanding our ancillary services offerings.  At September 30, 2008, we had almost 34,000 units served by our therapy services programs and over 15,000 units served by our home health agencies.  While we continue to work to expand our ancillary services programs to additional Brookdale units and to open or acquire additional home health agencies, we also continue to see positive results from the maturation of previously-opened therapy clinics.

During the quarter, we also made progress in our expansion and development program, completing expansions at three communities (with a total of 50 units).  We currently have eight projects under construction with a total of approximately 803 units.

Our growth initiatives and operating results have continued to be negatively impacted by unfavorable conditions in the housing, credit and financial markets.  We believe that the deteriorating housing market, credit crisis and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our communities, resulting in a decrease in occupancy rates when compared to the prior year periods.  We remain cautious about the economy and its effect on our customers.  In addition, we continue to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  We expect occupancy to remain relatively flat over the near term and we expect entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Three Months Ended September 30, 2008 and 2007

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

Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008, for additional information regarding acquisitions.

(dollars in thousands, except average monthly revenue per unit/bed)

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$140,937	$138,009	$2,928	2.1%
Assisted Living	210,900	200,157	10,743	5.4%
CCRCs	128,913	124,935	3,978	3.2%
Total resident fees	480,750	463,101	17,649	3.8%
Management fees	1,527	1,493	34	2.3%
Total revenue	482,277	464,594	17,683	3.8%
Expense
Facility operating expense(1)
Retirement Centers	83,030	76,485	6,545	8.6%
Assisted Living	145,695	128,907	16,788	13.0%
CCRCs	97,489	89,605	7,884	8.8%
Total facility operating expense	326,214	294,997	31,217	10.6%
General and administrative expense	32,948	34,733	(1,785)	(5.1%)
Facility lease expense	67,017	67,708	(691)	(1.0%)
Depreciation and amortization	67,066	79,235	(12,169)	(15.4%)
Total operating expense	493,245	476,673	16,572	3.5%
Loss from operations	(10,968)	(12,079)	1,111	9.2%
Interest income	1,383	1,695	(312)	(18.4%)
Interest expense
Debt	(37,599)	(38,472)	873	2.3%
Amortization of deferred financing costs	(3,004)	(1,151)	(1,853)	(161.0%)
Change in fair value of derivatives and amortization	(8,454)	(43,731)	35,277	80.7%
Equity in earnings (loss) of unconsolidated ventures	358	(309)	667	215.9%
Other non-operating income	69	—	69	100.0%
Loss before income taxes	(58,215)	(94,047)	35,832	38.1%
Benefit for income taxes	22,338	35,125	(12,787)	(36.4%)
Loss before minority interest	(35,877)	(58,922)	23,045	39.1%
Minority interest	—	(5)	5	100.0%
Net loss	$(35,877)	$(58,927)	$23,050	39.1%

Selected Operating and Other Data:
Total number of communities (at end of period)	550	550	—	—
Total units/beds operated(2)	51,933	52,082	(149)	(0.3%)
Owned/leased communities units/beds	47,640	47,553	87	0.2%
Owned/leased communities occupancy rate:
Period end	90.3%	90.8%	(0.5%)	(0.6%)
Weighted average	89.7%	90.6%	(0.9%)	(1.0%)
Average monthly revenue per unit/bed(3)	$3,786	$3,609	$177	4.9%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	87	86	1	0.2%
Total units/beds(2)	15,895	15,869	26	0.2%
Occupancy rate:
Period end	90.7%	91.9%	(1.2%)	(1.3%)
Weighted average	90.6%	92.2%	(1.6%)	(1.7%)
Average monthly revenue per unit/bed(3)	$3,288	$3,148	$140	4.4%
Assisted Living
Number of communities (period end)	410	409	1	1.2%
Total units/beds(2)	21,134	21,091	43	0.2%
Occupancy rate:
Period end	90.9%	90.0%	0.9%	1.0%
Weighted average	90.2%	89.9%	0.3%	0.3%
Average monthly revenue per unit/bed(3)	$3,690	$3,520	$170	4.8%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(2)	10,611	10,593	18	0.2%
Occupancy rate:
Period end	88.7%	90.8%	(2.1%)	(2.3%)
Weighted average	87.4%	89.7%	(2.3%)	(2.6%)
Average monthly revenue per unit/bed(3)	$4,828	$4,565	$263	5.8%
Management Services
Number of communities (period end)	21	23	(2)	(8.7%)
Total units/beds(2)	4,293	4,529	(236)	(5.2%)
Occupancy rate:
Period end	85.6%	83.2%	2.4%	2.9%
Weighted average	85.3%	82.9%	2.4%	2.9%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$7,253	$5,673	$1,580	27.9%
Refundable entrance fees sales(4)	4,273	8,696	(4,423)	(50.9%)
Total entrance fee receipts	11,526	14,369	(2,843)	(19.8%)
Refunds	(5,856)	(5,084)	(772)	(15.2%)
Net entrance fees	$5,670	$9,285	$(3,615)	(38.9%)

__________

(1)
Segment facility operating expense for the three months ended September 30, 2008 includes hurricane and named tropical storms expense totaling $3.6 million consisting of $1.1 million for Retirement Centers, $1.3 million for Assisted Living and $1.2 million for CCRCs.

(2)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(3)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(4)
Refundable entrance fee sales for the three months ended September 30, 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.6 million and $3.6 million for the three months ended September 30, 2008 and 2007, respectively.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year third quarter mainly due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy across all segments for our same-store communities.  During the current period, same-store revenues grew 3.7% at the 527 properties we operated in both periods with a 4.9% increase in the average monthly revenue per unit/bed and a 1.1% decrease in occupancy.

Retirement Centers revenue increased $2.9 million, or 2.1%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods, partially offset by a decrease in occupancy at these same-store communities period over period.

Assisted Living revenue increased $10.7 million, or 5.4%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities increased slightly period over period.  Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2007 and 2008.

CCRCs revenue increased $4.0 million, or 3.2%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods partially offset by a decrease in occupancy at these same-store communities period over period.

Management Fees

Management fees were comparable period over period as the number of management contracts maintained was fairly consistent during both periods.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, expense incurred related to hurricanes and other named tropical storms, as well as an increase in expense incurred in connection with the continued rollout of our ancillary services during the third quarter of 2008.

Retirement Centers operating expenses increased $6.5 million, or 8.6%, primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $1.1 million of expense incurred in connection with hurricanes and other named tropical storms, an increase in insurance and utility expenses period over period as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

Assisted Living operating expenses increased $16.8 million, or 13.0%, due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $1.3 million of expense incurred in connection with hurricanes and other named tropical storms as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

CCRCs operating expenses increased $7.9 million, or 8.8%, primarily due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as $1.2 million of expense incurred in connection with hurricanes and other named tropical storms.

General and Administrative Expense

General and administrative expense decreased $1.8 million, or 5.1%, primarily as a result of a decrease in non-recurring integration expenses and non-cash stock-based compensation expense in connection with restricted stock grants which were partially offset by an increase in professional fees paid period over period, benefits paid, systems maintenance and travel expenses related to new training programs and meetings associated with our recent divisional realignment.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 5.0% and 4.7% for the three months ended September 30, 2008 and 2007, respectively, calculated as follows (dollars in thousands):

	Three Months Ended September 30,
	2008	2007

Resident fee revenues	$480,750	$463,101
Resident fee revenues under management	36,739	37,404
Total	$517,489	$500,505
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $10.6 million and $11.2 million in 2008 and 2007, respectively)	$25,924	$23,579
General and administrative expenses as a percent of total revenues	5.0%	4.7%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $12.2 million, or 15.4%, primarily as a result of resident in-place lease intangibles becoming fully amortized during the three month period ended September 30, 2008 which was partially offset by an increase in depreciation expense related to capital expenditures subsequent to September 30, 2007 where a full period of depreciation is included in the current period.

Interest Income

Interest income remained relatively constant period over period.

Interest Expense

Interest expense decreased $34.3 million, or 41.1%, primarily due to the change in fair value of our interest rate swaps.  During the quarter ended September 30, 2008, we recognized approximately $8.5 million of interest expense on our interest rate swaps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps, as compared to approximately $43.7 million of interest expense on our interest rate swaps for the quarter ended September 30, 2007.  This was partially offset by an increase in our amortization of deferred financing costs related to additional borrowings in the current period.

Income Taxes

The effective tax rate for the three months ended September 30, 2008 and 2007 are 38.4% and 37.3%, respectively.  The difference between the periods is primarily due to an increase in the annualized effective rate as calculated through September 30, 2008.

Nine Months Ended September 30, 2008 and 2007

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

(dollars in thousands, except average monthly revenue per unit/bed)

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$419,543	$408,023	$11,520	2.8%
Assisted Living	628,735	593,969	34,766	5.9%
CCRCs	387,244	363,069	24,175	6.7%
Total resident fees	1,435,522	1,365,061	70,461	5.2%
Management fees	5,604	4,777	827	17.3%
Total revenue	1,441,126	1,369,838	71,288	5.2%
Expense
Facility operating expense(1)
Retirement Centers	240,902	226,523	14,379	6.3%
Assisted Living	415,852	378,982	36,870	9.7%
CCRCs	281,045	256,167	24,878	9.7%
Total facility operating expense	937,799	861,672	76,127	8.8%
General and administrative expense	109,633	111,144	(1,511)	(1.4%)
Facility lease expense	202,028	203,365	(1,337)	(0.7%)
Depreciation and amortization	207,882	234,690	(26,808)	(11.4%)
Total operating expense	1,457,342	1,410,871	46,471	3.3%
Loss from operations	(16,216)	(41,033)	24,817	60.5%
Interest income	6,169	5,077	1,092	21.5%
Interest expense
Debt	(110,894)	(107,002)	(3,892)	(3.6%)
Amortization of deferred financing costs	(6,940)	(4,878)	(2,062)	(42.3%)
Change in fair value of derivatives and amortization	(17,344)	(30,893)	13,549	43.9%
Loss on extinguishment of debt	(3,052)	(803)	(2,249)	(280.1%)
Equity in loss of unconsolidated ventures	(750)	(2,362)	1,612	68.2%
Other non-operating (loss) income	(424)	238	(662)	(278.2%)
Loss before income taxes	(149,451)	(181,656)	32,205	17.7%
Benefit for income taxes	54,996	68,408	(13,412)	(19.6%)
Loss before minority interest	(94,455)	(113,248)	18,793	16.6%
Minority interest	—	506	(506)	(100.0%)
Net loss	$(94,455)	$(112,742)	$18,287	16.2%

Selected Operating and Other Data:
Total number of communities (at end of period)	550	550	—	—
Total units/beds operated(2)	51,933	52,082	(149)	(0.3%)
Owned/leased communities units/beds	47,640	47,553	87	0.2%
Owned/leased communities occupancy rate:
Period end	90.3%	90.8%	(0.5%)	(0.6%)
Weighted average	89.5%	90.7%	(1.2%)	(1.3%)
Average monthly revenue per unit/bed(3)	$3,778	$3,557	$221	6.2%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	87	86	1	1.2%
Total units/beds(2)	15,895	15,869	26	0.2%
Occupancy rate:
Period end	90.7%	91.9%	(1.2%)	(1.3%)
Weighted average	90.2%	92.6%	(2.4%)	(2.6%)
Average monthly revenue per unit/bed(3)	$3,270	$3,092	$178	5.8%
Assisted Living
Number of communities (period end)	410	409	1	0.2%
Total units/beds(2)	21,134	21,091	43	0.2%
Occupancy rate:
Period end	90.9%	90.0%	0.9%	1.0%
Weighted average	89.6%	89.6%	—	—
Average monthly revenue per unit/bed(3)	$3,706	$3,498	$208	5.9%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(2)	10,611	10,593	18	0.2%
Occupancy rate:
Period end	88.7%	90.8%	(2.1%)	(2.3%)
Weighted average	88.2%	89.9%	(1.7%)	(1.9%)
Average monthly revenue per unit/bed(3)	$4,777	$4,467	$310	6.9%
Management Services
Number of communities (period end)	21	23	(2)	(8.7%)
Total units/beds(2)	4,293	4,529	(236)	(5.2%)
Occupancy rate:
Period end	85.6%	83.2%	2.4%	2.9%
Weighted average	84.1%	88.4%	(4.3%)	(4.9%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$15,210	$14,315	$895	6.3%
Refundable entrance fees sales(4)	15,185	17,018	(1,833)	(10.8%)
Total entrance fee receipts	30,395	31,333	(938)	(3.0%)
Refunds	(14,331)	(15,488)	1,157	7.5%
Net entrance fees	$16,064	$15,845	$219	1.4%

(1)
Segment facility operating expense for the nine months ended September 30, 2008 includes hurricane and named tropical storms expense totaling $3.6 million consisting of $1.1 million for Retirement Centers, $1.3 million for Assisted Living and $1.2 million for CCRCs.

(2)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(3)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(4)
Refundable entrance fee sales for the nine months ended September 30, 2008 and 2007 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $1.8 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Resident Fees

The increase in resident fees was driven by revenue growth across all business segments.  Resident fees increased over the prior-year nine month period primarily due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities and was partially offset by a decrease in occupancy across all segments for our same-store communities.  During the current period, same-store revenues grew 4.4% at the 522 properties we operated in both periods with an average rate increase of 6.2% and a decrease in occupancy of 1.6%.

Retirement Centers revenue increased $11.5 million, or 2.8%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods and revenue related to the expansion of our ancillary services business to these communities during 2007 and 2008 which was partially offset by a decrease in occupancy at our same-store communities period over period.

Assisted Living revenue increased $34.8 million, or 5.9%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods and revenue related to the expansion of our ancillary services business to these communities during 2007 and 2008 which was offset by a slight decrease in occupancy at our same-store communities period over period.

CCRCs revenue increased $24.2 million, or 6.7%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods and revenue related to the expansion of our ancillary services business to these communities during 2007 and 2008 which was offset by a slight decrease in occupancy at our same-store communities period over period.

Management Fees

The increase in management fees over the prior-year same period is due to an increase in rates charged for management services during the current period.

Facility Operating Expense

Facility operating expense increased over the prior-year same period primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, as well as an increase in expenses incurred in connection with the continued rollout of our ancillary services program during the current period.

Retirement Centers operating expenses increased $14.4 million, or 6.3%, primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $1.1 million of expense incurred in connection with hurricanes and other named tropical storms, an increase in insurance and utility expenses period over period as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

Assisted Living operating expenses increased $36.9 million, or 9.7%, due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $1.3 million of expense incurred in connection with hurricanes and other named tropical storms as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

CCRCs operating expenses increased $24.9 million, or 9.7%, due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, as well as $1.2 million of expense incurred in connection with hurricanes and other named tropical storms.

General and Administrative Expense

General and administrative expense decreased $1.5 million, or 1.4%, primarily as a result of a decrease in non-recurring expenses and non-cash stock-based compensation expense in connection with restricted stock grants period over period offset by an increase in non-controllable expenses related to the $8.0 million reserve established for certain litigation during the three months ended June 30, 2008 (Note 7).  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.7% and 5.0% for the nine months ended September 30, 2008 and 2007, respectively, calculated as follows (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007

Resident fee revenues	$1,435,522	$1,365,061
Resident fee revenues under management	112,539	113,605
Total	$1,548,061	$1,478,666
General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $40.6 million and $37.1 million in 2008 and 2007, respectively)	$72,651	$74,022
General and administrative expenses as a percent of total revenues	4.7%	5.0%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $26.8 million, or 11.4%, primarily as a result of resident in-place lease intangibles becoming fully amortized during the nine month period ended September 30, 2008 which was partially offset by an increase in depreciation expense related to capital expenditures subsequent to September 30, 2007 where a full period of depreciation is included in the current period.

Interest Income

Interest income increased $1.1 million, or 21.5%, primarily due to the recognition of interest income upon collection of a long-term note receivable, previously reserved for as interest was accumulating unpaid.

Interest Expense

Interest expense decreased $7.6 million, or 5.3%, primarily due to the change in fair value of our interest rate swaps. During the nine months ended September 30, 2008, we recognized approximately $17.3 million of interest expense on our interest rate swaps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps, as compared to approximately $30.9 million of interest expense on our interest rate swaps for the nine months ended September 30, 2007, representing a $13.5 million decrease in interest expense period over period. This decrease was partially offset by additional interest expense incurred on debt from additional borrowings.

Income Taxes

The effective tax rate for the nine month periods ended September 30, 2008 and 2007 are 36.8% and 37.7%, respectively.  The difference between the periods is primarily due to a change in recording dividends paid on unvested shares.  Beginning January 1, 2008, dividends on unvested shares are being recorded under FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment in accordance with EITF 06-11.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Liquidity and Capital Resources

The following is a summary of cash flow information for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash provided by operating activities	$107,354	$138,409
Cash used in investing activities	(101,700)	(346,277)
Cash (used in) provided by financing activities	(50,673)	202,893
Net decrease in cash and cash equivalents	(45,019)	(4,975)
Cash and cash equivalents at beginning of period	100,904	68,034
Cash and cash equivalents at end of period	$55,885	$63,059

The decrease in cash provided by operating activities was attributable to an increase in accounts receivable due to the timing of billings and payments and an increase in billings in conjunction with the rollout of our therapy and home health services to many of our communities as well as an increase in operating expenses period over period.

The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition activity in the current year as well as cash received on outstanding notes receivable.  This decrease was partially offset by an increase in additions to our property, plant and equipment and leasehold intangibles period over period.

The change in cash related to financing activities period over period was primarily attributable to an increase in repayments on debt related to financing activities net of borrowings and an increase in cash payments made on swap terminations and recouponings during the current year partially offset by a decrease in the payment of dividends in the current year.  Additionally, during the nine months ended September 30, 2008, we repurchased 1,211,301 shares of our common stock at an aggregate cost of $29.2 million.

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

Our liquidity requirements have historically arisen from, and we generally expect they will continue to arise from:

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

We are highly leveraged, and have significant debt and lease obligations.  At September 30, 2008, we had $2.1 billion of debt outstanding, excluding our line of credit and capital and financing lease obligations, at a weighted-average interest rate of 4.99%.  At September 30, 2008, we had $323.9 million of capital and financing lease obligations, $84.8 million was drawn on our revolving loan facility and $119.8 million of letters of credit had been issued under our line of credit.  Approximately $266.7 million of our debt obligations (excluding our line of credit) are due on or before September 30, 2009, subject in certain instances to extension at our option, as described below under “Contractual Commitments”.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2008, we will be required to make approximately $254.0 million of payments in connection with our existing operating leases.

We had $55.9 million of cash and cash equivalents at September 30, 2008, excluding cash and investments-restricted and lease security deposits of $123.4 million.  Additionally, we had $94.7 million available under our corporate credit facility and $30.2 million of unused capacity under our letter of credit facility.

At September 30, 2008, we had $599.5 million of negative working capital, which includes the classification of $251.8 million of refundable entrance fees and $30.6 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months.  We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $16.1 million of cash for the nine months ended September 30, 2008.

For the year ending December 31, 2008, we anticipate that we will make investments of approximately $115.0 million to $130.0 million for capital expenditures (net of approximately $75.0 million in the aggregate previously reimbursed or expected to be reimbursed from lenders/lessors or funded through construction financing), comprised of approximately $25.0 million to $30.0 million of net recurring capital expenditures, approximately $40.0 million to $45.0 million of net capital expenditures in connection with our community expansion and development program, and approximately $50.0 million to $55.0 million of expenditures relating to other major projects (including corporate initiatives).  Other major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures, and expenditures supporting the expansion of our ancillary services programs.  For the nine months ended September 30, 2008, we spent approximately $19.6 million for net recurring capital expenditures, approximately $43.1 million for capital expenditures in connection with our expansion and development program (net of $26.8 million that had been reimbursed as of September 30, 2008) and approximately $42.2 million for expenditures relating to other major projects and corporate initiatives.  We anticipate funding the majority of capital expenditures relating to our expansion and development program through debt and lease financings for those projects.  We expect that our other anticipated capital expenditures will be funded from cash on hand, cash flows from operations, amounts drawn on our credit facility and proceeds from the refinancing of various assets.  There can be no assurance that any such financings or refinancings will be available to us or on terms that are acceptable to us.

Through 2007, we focused on growth primarily through acquisition, spending approximately $2.2 billion during 2007 and 2006 on acquiring communities and companies, excluding fees, expenses and assumption of debt.  Given the current market environment, we anticipate a reduced level of acquisition activity over the near term, and consequently reduced acquisition spending. However, given the potential opportunities that may arise as a result of the recent market disruption, we may also grow through the selective acquisition and consolidation of additional communities, asset portfolios and other senior living companies.

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to fixed rate.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  For example, cash collateral posted as of December 31, 2007 and September 30, 2008 was approximately $5.0 million and $8.3 million, respectively.  If we are required to post additional collateral in connection with our interest rate swaps, our liquidity could be negatively impacted.

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

We presently anticipate that we will be able to refinance or extend our existing credit facility prior to its May 2009 maturity.  Given the current uncertainty in the credit market, however, there can be no assurance that we will be able to do so.  Assuming that we are able to refinance or extend the credit facility in accordance with our expectations and on terms that are acceptable to us, we currently estimate that our existing cash flows from operations, together with existing working capital, amounts drawn under our credit facility and proceeds from anticipated refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, the actual level of capital expenditures, our expansion, development and acquisition activity, general economic conditions and the cost of capital.  Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our business and growth strategies.  The current volatility in the credit and financial markets may also have an adverse impact our liquidity by making it more difficult for us to obtain financing or refinancing.  As a result, this may impact our ability to grow our business, pay dividends, maintain capital spending levels, expand certain communities, or execute other aspects of our business strategy.  In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding.  There can be no assurance that any such additional financing will be available or on terms that are acceptable to us (particularly in light of current adverse conditions in the credit market).

As of September 30, 2008, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facility

As of September 30, 2008, we had an available secured line of credit of $249.4 million ($70.0 million letter of credit sublimit) and a letter of credit facility of up to $80.0 million.

On May 12, 2008, we entered into an amendment to our line of credit agreement to permit us to repurchase up to $150 million of our common stock from time to time, to reduce the revolving loan commitment from $320 million to $270 million effective as of the date of the amendment, to provide that the line of credit will bear interest at the base rate plus 3.0% or LIBOR plus 4.0%, at our election, and to revise certain financial covenants.  In addition, pursuant to the terms of the amendment, the revolving loan commitments will be further reduced on the last day of each fiscal quarter (determined on a cumulative basis as of such date) by the greater of the following amounts (if positive): (a) 50% of the amount equal to the aggregate net proceeds to us from refinancings minus $50 million; and (b) the aggregate amount of share repurchases by us minus $50 million, provided that the revolving loan commitments shall be further reduced, if applicable, to $245 million on December 31, 2008 and $220 million on March 31, 2009.  In addition, we exercised each of our two options to extend the credit facility maturity date to May

15, 2009.  As a result of the May 15, 2009 maturity date, amounts drawn against the line of credit at September 30, 2008 have been classified as a current liability on our condensed consolidated balance sheet.  We must also pay a fee equal to 1.50% of the amount of any outstanding letters of credit issued under the facility.  As of September 30, 2008, $84.8 million was drawn on the revolving loan facility and $119.8 million of letters of credit had been issued under the agreements.  The agreements are secured by a pledge of our tier one subsidiaries and, subject to certain limitations, subsidiaries formed to consummate future acquisitions.

Effective October 27, 2008, we entered into an additional amendment to our line of credit agreement.  Pursuant to the amendment, Lehman Commercial Paper Inc., the original administrative agent under the line of credit, was replaced by Bank of America, N.A., the swing line subfacility was deleted, and certain other administrative amendments were made.

In connection with the credit agreement, we and certain of our subsidiaries, as guarantors, entered into a guarantee and pledge agreement with the administrative agent, pursuant to which certain of the guarantors guarantee the prompt and complete payment and performance when due by us of our obligations under the credit agreement and certain of the guarantors pledge certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the credit agreement and under the guarantee. The pledged assets include, among other things, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing, all supporting obligations in respect of any of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing.

The credit agreement contains typical representations and covenants for loans of this type. A violation of any of these covenants (including any failure to remain in compliance with any financial covenants contained therein) could result in a default under the credit agreement, which would result in termination of all commitments and loans under the credit agreement and all other amounts owing under the credit agreement and certain other loan and lease agreements becoming immediately due and payable.

As stated above, we presently anticipate that we will be able to refinance or extend our existing credit facility prior to its May 2009 maturity.  Given the current uncertainty in the credit market, however, there can be no assurance that we will be able to do so.

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

During the nine months ended September 30, 2008, our long-term debt obligations, including the related interest payments, increased by $144.6 million to $2.7 billion at September 30, 2008 from $2.6 billion at December 31, 2007 in connection with financing transactions we completed during the nine months ended September 30, 2008.  There have been no other material changes in our contractual commitments during the nine months ended September 30, 2008.

In accordance with applicable accounting pronouncements, as of September 30, 2008, our condensed consolidated financial statements reflect approximately $266.7 million of debt obligations (excluding the line of credit) due within the next 12 months and a total of approximately $305.2 million of debt obligations (excluding the line of credit) due on or prior to December 31, 2010.  The amount due within the next 12 months has been classified as a current liability on our condensed consolidated balance sheet.

Although these debt obligations are scheduled to mature on or prior to December 31, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $224.6 million of certain mortgages payable included in such debt until 2011, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for up to two terms of 12 months each from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  After giving effect to the exercise of the extension options and to amounts repaid subsequent to quarter end on the aforementioned debt (see note below), we anticipate that only $5.3 million of the mortgages payable due on or prior to December 31, 2010 will actually become due and payable on or prior to December 31, 2010.

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

	Earliest Maturity Exclusive of Extension Options(1)		Latest Maturity Inclusive of Extension Options(1)
Three Months Ending December 31, 2008	$—		$—
Twelve Months Ending December 31, 2009	224,572		—
Twelve Months Ending December 31, 2010	26,400	(2)	26,400	(2)
Total	$250,972		$26,400
________

(1)
Excludes an aggregate of $8.7 million of periodic principal amortization payments due during the remainder of fiscal 2008, fiscal 2009 and fiscal 2010 on all of our mortgages payable ($0.7 million in 2008, $3.6 million in 2009 and $4.4 million in 2010).

(2)	Subsequent to quarter end, we repaid approximately $21.1 million of this amount and as a result, $5.3 million is now scheduled to mature during the twelve months ending December 31, 2010.

In addition to the foregoing maturities, our corporate line of credit is scheduled to mature on May 15, 2009.  As of September 30, 2008, $84.8 million was drawn on the revolving loan facility and $119.8 million of letters of credit had been issued under the line of credit.

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

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of earnings.  Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our communities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(1)	2007(1)	2008(1)	2007(1)
Net loss	$(35,877)	$(58,927)	$(94,455)	$(112,742)
Minority interest	—	5	—	(506)
Benefit for income taxes	(22,338)	(35,125)	(54,996)	(68,408)
Equity in (earnings) loss of unconsolidated ventures	(358)	309	750	2,362
Loss on extinguishment of debt	—	—	3,052	803
Other non-operating (income) expense	(69)	—	424	(238)
Interest expense:
Debt	30,743	31,290	90,365	84,482
Capitalized lease obligation	6,856	7,182	20,529	22,520
Amortization of deferred financing costs	3,004	1,151	6,940	4,878
Change in fair value of derivatives and amortization	8,454	43,731	17,344	30,893
Interest income	(1,383)	(1,695)	(6,169)	(5,077)
Loss from operations	(10,968)	(12,079)	(16,216)	(41,033)
Depreciation and amortization	67,066	79,235	207,882	234,690
Straight-line lease expense	4,709	6,451	15,675	18,815
Amortization of deferred gain	(1,086)	(1,085)	(3,257)	(3,255)
Amortization of entrance fees	(4,707)	(5,322)	(16,527)	(14,222)
Non-cash compensation expense	6,737	7,138	23,368	26,150
Entrance fee receipts(2)	11,526	14,369	30,395	31,333
Entrance fee disbursements	(5,856)	(5,084)	(14,331)	(15,488)
Adjusted EBITDA	$67,421	$83,623	$226,989	$236,990

(1)
The calculation of Adjusted EBITDA includes merger, integration, and hurricane and named tropical storms expense as well as other non-recurring and acquisition transition costs totaling $7.5 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively, and $12.8 million and $11.0 million for the nine months ended September 30, 2008 and 2007, respectively.  Additionally, the calculation of Adjusted EBITDA for the nine months ended September 30, 2008 includes the effect of the $8.0 million reserve established for certain litigation (Note 7).

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

Recurring capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring capital expenditures consist primarily of unusual or non-recurring capital items (including integration capital expenditures), community purchases and/or major projects or renovations that are funded using financing proceeds and/or proceeds from the sale of communities that are held for sale.  Beginning in 2008, our calculation of CFFO was modified to subtract principal amortization related to capital leases that contain fair market value or no purchase options.

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to pay dividends to stockholders, (iii) our ability to make regular recurring capital expenditures to maintain and improve our communities on a period-to-period basis, (iv) for planning purposes, including preparation of our annual budget and (v) in setting various covenants in our credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of cash flow from operations.  CFFO does not represent cash available for dividends or discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure.  Material limitations in making the adjustment to our cash flow from operations to calculate CFFO, and using this non-GAAP financial measure as compared to GAAP operating cash flows, include:

•
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our communities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.

We believe CFFO is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders and (3) our ability to make regular recurring capital expenditures to maintain and improve our communities.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(1)	2007(1)(2)	2008(1)	2007(1)(2)
Net cash provided by operating activities	$30,630	$53,499	$107,354	$138,409
Changes in operating assets and liabilities	2,062	(8,796)	13,303	(3,454)
Refundable entrance fees received(3)	4,273	8,696	15,185	17,018
Entrance fee refunds disbursed	(5,856)	(5,084)	(14,331)	(15,488)
Recurring capital expenditures, net	(6,965)	(6,213)	(19,616)	(19,487)
Lease financing debt amortization with fair market value or no purchase options	(1,688)	(1,456)	(4,975)	(4,174)
Reimbursement of operating expenses and other	—	1,168	794	3,110
Cash From Facility Operations	$22,456	$41,814	$97,714	$115,934

(1)
The calculation of CFFO includes merger, integration, and hurricane and named tropical storms expense as well as non-recurring and acquisition transition costs totaling $7.5 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively, and $12.8 million and $11.0 million for the nine months ended September 30, 2008 and 2007, respectively.  Additionally, the calculation of CFFO for the nine months ended September 30, 2008 includes the effect of the $8.0 million reserve established for certain litigation (Note 7).

(2)	The September 30, 2007 amounts have been reclassified to conform to the modified definition of CFFO used for the current period.
(3)
Total entrance fee receipts for the three months ended September 30, 2008 and 2007 were $11.5 million and $14.4 million, respectively, including $7.3 million and $5.7 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the nine months ended September 30, 2008 and 2007 were $30.4 million and $31.3 million, respectively, including $15.2 million and $14.3 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

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

Facility Operating Income provides us with a measure of facility financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, lease expense, taxation and interest expense associated with our capital structure.  This metric measures our facility financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Facility Operating Income is one of the metrics used by our senior management and board of directors to review the financial performance of the business on a monthly basis.  Facility Operating Income is also used by research analysts and investors to evaluate the performance of and value companies in our industry by investors, lenders and lessors.  In addition, Facility Operating Income is a common measure used in the industry to value the acquisition or sales price of communities and is used as a measure of the returns expected to be generated by a facility.

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

Limitations of Facility Operating Income

Facility Operating Income has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of earnings.  Material limitations in making the adjustments to our earnings to calculate Facility Operating Income, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our communities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(35,877)	$(58,927)	$(94,455)	$(112,742)
Minority interest	—	5	—	(506)
Provision (benefit) for income taxes	(22,338)	(35,125)	(54,996)	(68,408)
Equity in (earnings) loss of unconsolidated ventures	(358)	309	750	2,362
Loss on extinguishment of debt	—	—	3,052	803
Other non-operating (income) expense	(69)	—	424	(238)
Interest expense:
Debt	30,743	31,290	90,365	84,482
Capitalized lease obligation	6,856	7,182	20,529	22,520
Amortization of deferred financing costs	3,004	1,151	6,940	4,878
Change in fair value of derivatives and amortization	8,454	43,731	17,344	30,893
Interest income	(1,383)	(1,695)	(6,169)	(5,077)
Loss from operations	(10,968)	(12,079)	(16,216)	(41,033)
Depreciation and amortization	67,066	79,235	207,882	234,690
Facility lease expense	67,017	67,708	202,028	203,365
General and administrative (including non-cash stock compensation expense)	32,948	34,733	109,633	111,144
Amortization of entrance fees	(4,707)	(5,322)	(16,527)	(14,222)
Management fees	(1,527)	(1,493)	(5,604)	(4,777)
Facility Operating Income	$149,829	$162,782	$481,196	$489,167

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2008, excluding our line of credit, we had approximately $917.9 million of long-term fixed rate debt, $892.5 million of long-term variable rate debt and $323.9 million of capital and financing lease obligations. As of September 30, 2008, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 4.99%.

We do not expect changes in interest rates to have a material effect on cash flows from operating activities since approximately 99.9% of our debt and lease payments, excluding our line of credit, either have fixed rates or variable rates that are subject to swap agreements with major financial institutions to manage our risk.  As of September 30, 2008, we had entered into interest rate swaps for a majority of our outstanding variable rate debt and as a result, a change in short-term interest rates would not materially affect our cash flows from operating activities.

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

During the nine months ended September 30, 2008, we terminated six swap agreements with a total notional amount of $259.7 million, and recouponed at a more favorable interest rate, notional amounts of $726.5 million.  In conjunction with these transactions, $27.6 million was paid to the respective counterparties and we recorded a $1.6 million receivable and a $0.4 million payable.  We recorded a $1.6 million reserve on the aforementioned receivable as the counterparty to the swap which originated the receivable has filed for protection under Chapter 11 of the Bankruptcy Code.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2008 by or on behalf of the Company or any ‘‘affiliated purchaser,’’ as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
07/01/08 – 07/31/08	—	$—	—	$130,011,000
08/01/08 – 08/31/08	431,758	21.19	431,758	$120,862,000
09/01/08 – 09/30/08	—	—	—	$120,862,000
Total	431,758	$21.19	431,758	$120,862,000

(1) All share repurchases were made in open market transactions pursuant to the publicly announced repurchase program summarized in Note 2.

(2) On March 19, 2008, we announced that our board of directors had approved a share repurchase program that authorizes us to purchase up to $150.0 million in the aggregate of our common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate us to acquire any particular amount of common stock, does not have an expiration date, and may be suspended, modified or discontinued at any time at our discretion without prior notice.  We did not have any repurchase plan or program that expired during the third quarter of 2008, nor have we determined to terminate the current plan.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	November 6, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.1
Third Amendment, effective as of October 27, 2008, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders parties thereto, and Bank of America, N.A., as successor administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.