Form 10-K
period 2008-12-31
Brookdale Senior Living Inc.
filed 2009-03-02
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3068069 (I.R.S. Employer Identification No.)

111 Westwood Place, Suite 200
Brentwood, Tennessee 37027
(Address of Principal Executive Offices)

(Registrant’s telephone number including area code)	(615) 221-2250

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, $0.01 Par Value Per Share	Name of Each Exchange on Which Registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $761.1 million. The market value calculation was determined using a per share price of $20.36, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 23, 2009, 101,722,806 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, expense levels, the demand for senior housing, acquisition opportunities and asset dispositions; our belief regarding our growth prospects; our ability to secure financing or replace or extend existing debt as it matures; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our expectations regarding financings and refinancings of assets; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing communities; the expected project costs for our expansion program; our expected levels of expenditures and reimbursements (and the timing thereof); the anticipated cost and expense associated with the resolution of pending litigation and our expectations regarding the disposition thereof; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt as it matures or replace our amended credit facility when it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize certain of our counterparties’ obligations; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.                  Business.

Overview

As of December 31, 2008, we are the largest operator of senior living communities in the United States based on total capacity, with 548 communities in 35 states and the ability to serve over 51,800 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  As of December 31, 2008, we operated in four business segments:  retirement centers, assisted living, continuing care retirement communities (“CCRCs”) and management services.

As of December 31, 2008, we operated 85 retirement center communities with 15,251 units/beds, 409 assisted living communities with 21,021 units/beds, 32 CCRCs with 11,183 units/beds and 22 communities with 4,349 units/beds where we provide management services for third parties. The majority of our units/beds are located in campus settings or communities containing multiple services, including CCRCs. As of December 31, 2008, our communities were 89.5% occupied. We generate approximately 86.2% of our revenues from private pay customers. For the year ended December 31, 2008, 39.5% of our revenues were generated from owned communities, 60.1% from leased communities and 0.4% from management fees from communities we operate on behalf of third parties.

The table below presents a summary of our operating results and certain other financial metrics for each of the years ended December 31, 2008, 2007 and 2006 (dollars in millions, except dividends per share):

	For the Years Ended December 31,
	2008	2007	2006
Total revenues	$1,928.1	$1,839.3	$1,309.9
Net loss(1)	$(373.2)	$(162.0)	$(108.1)
Adjusted EBITDA(2)	$302.6	$306.4	$200.6
Cash From Facility Operations(3)	$130.1	$143.2	$88.7
Facility Operating Income(2)	$637.5	$642.3	$476.3
Dividends declared per share of common stock	$0.75	$1.95	$1.55

__________

(1)	Net loss for 2008 includes non-cash impairment charges of $220.0 million.

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

(3)
Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for an explanation of how we define this measure, a detailed description of why we believe such measure is useful and the limitations of such measure, and a reconciliation of net cash provided by operating activities to such measure.  In the first quarter of 2008 we changed our definition of Cash From Facility Operations to include lease financing debt amortization with fair market value or no purchase options.  Prior periods have been restated for comparative purposes.

During 2008, our operating results were favorably impacted by an increase in our total revenues and average monthly revenue per unit/bed across all segments.  Although we made progress in certain areas of our business, our recent operating results have been negatively impacted by unfavorable conditions in the housing, credit and financial markets and by deteriorating conditions in the overall economy, resulting in lower than anticipated occupancy rates and increased levels of expenses.  In response to these conditions, we are focusing on maintaining occupancy, increasing our ancillary services programs, and controlling expenses (including by limiting our capital expenditures).

We are also taking steps to preserve our liquidity and increase our financial flexibility during 2009.  For example, we have suspended our quarterly dividend payments and have terminated our share repurchase program.  As discussed in more detail elsewhere in the Annual Report on Form 10-K, we also recently entered into an amended credit facility with Bank of America, N.A., as administrative agent, providing for a $230.0 million revolving credit facility that matures on August 31, 2010.  Furthermore, we have extended the maturity of a number of mortgage loans, and, after giving effect to contractual extension options, will have virtually no mortgage debt maturities until 2011.  Finally, we have taken steps to reduce materially our exposure to collateralization requirements associated with interest rate swaps.

In the fourth quarter of 2008, similar to many companies, we experienced a significant decline in the market value of our common stock due primarily to the depressed macroeconomic environment and volatility in the equity markets.  As a result, our market capitalization eroded in the fourth quarter when compared to previous periods and was significantly below book value.  In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we performed an impairment test of the goodwill for each of our reporting units as of the end of the fourth quarter.  As a result of our impairment tests, we recorded a non-cash goodwill impairment charge of $215.0 million for the quarter ended December 31, 2008.  The non-cash charge does not impact our ongoing business operations, liquidity, cash flows from operating activities or financial covenants and will not result in any future cash expenditure.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the impairment charge.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry.  We also believe that we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive “home-like” setting, assistance with activities of daily living, or ADLs, and, in several communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to “age-in-place” and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

We believe that there are substantial organic growth opportunities inherent in our existing portfolio. We intend to take advantage of those opportunities by growing revenues, while tightening expense control, at our existing communities, driving our ancillary services business across our existing portfolio and, to a lesser extent, expanding our existing communities.

Growth Strategy

Our primary growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income.  Key elements of our strategy to achieve these objectives include:

•
Organic growth in our core business, including expense control and the realization of economies of scale.  We plan to grow our existing operations by increasing revenues through a combination of occupancy growth and monthly service fee increases as a result of our competitive strength and growing demand for senior living communities. In addition, we intend to take advantage of our sophisticated operating and marketing expertise to retain existing residents and attract new residents to our communities.  We also plan to continue our efforts to achieve cost savings through the realization of additional economies of scale.  The size of our business has allowed us to achieve savings in the procurement of goods and services and increased efficiencies with respect to various corporate functions, and we expect that we can achieve additional savings and efficiencies.

•
Growth through the continued expansion of our ancillary services programs (including therapy services and home health).  We plan to grow our revenues by further expanding our Innovative Senior Care program throughout our retirement centers, assisted living, CCRCs and management services segments. This expansion includes both continuing to roll out our services to communities not currently serviced as well as expanding the scope of services provided at the communities currently served.  Through the Innovative Senior Care program, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of many of our communities.  These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services.  The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services as well as social services as needed.  In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided. We believe that our Innovative Senior Care program is unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.  We believe there is a significant opportunity to grow our revenues by continuing to expand these services to communities at which they are not presently offered, which we believe will increase our revenue per unit/bed in the future.  As of December 31, 2008 we offered therapy services in our communities containing 35,049 units and home health in our communities containing 16,730 units.

•
Growth through the expansion of existing communities.  We intend to grow our revenues and cash flows through the expansion of certain of our existing communities where economically advantageous.  Certain of our communities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents) offering increased capacity.  Additionally, the community, as well as our presence in the market, may benefit from adding a new level of service for residents.

Given the current market environment, the stressed credit environment and limitations imposed by our new line of credit, we are focusing on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy.  Over the longer-term, we plan to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies and communities.  Additionally, as opportunities arise, we may also grow through the selective acquisition and consolidation of additional communities, asset portfolios and other senior living companies, as well as through the acquisition of the fee interest in communities that we currently lease or manage.  Our acquisition strategy will continue to focus primarily on communities where we can improve service delivery, occupancy rates and cash flow.

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

Since the beginning of 2007, the industry has been affected by the downturn in the housing market and by the declining economy in general.  In spite of these factors, occupancy in the industry has only decreased by 340 basis points for the independent living industry and 220 basis points for the assisted living industry since that time according to the National Investment Center for the Seniors Housing & Care Industry.  Construction of new senior housing units, which, according to The American Seniors Housing Association, peaked at more than 62,064 units in 1999, has now moderated to a projected 14,000 units annually for 2009 and is projected to decrease further in the next several years.

Despite current economic conditions, we believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.  The primary market for senior living services is individuals age 70 and older.  According to U.S. Census data, the group is expected to grow by 4.1 million through 2015.  As a result of these demographic trends, we expect an increase in the demand for senior living services in future years.

We believe the senior living industry has been and will continue to be impacted by several other trends.  The use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services.  In addition, as a result of increased mobility in society, reduction of average family size and increased number of two-wage earner couples, more seniors are looking for alternatives outside of their family for their care.  Growing consumer awareness among seniors and their families concerning the types of services provided by independent and assisted living operators has further contributed to the opportunities in the senior living industry. Also, seniors currently possess greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and, despite weakening in national housing markets, equity from the sale of private homes.

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

Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2009.  If these exceptions are modified or not extended beyond that date, there may be reductions in our therapy services revenue and the profitability of those services. There continues to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare and Medicaid programs could have an adverse effect on our results of operations and cash flow.

Our History

We were formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra. BLC and Alterra had been operating independently since 1986 and 1981, respectively. Beginning in December 2003, BLC and Alterra were under the common control of Fortress Investment Group LLC (“Fortress” or “FIG”).  On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation, or ARC, another leading senior living provider which had been operating independently since 1978.  Funds managed by affiliates of Fortress beneficially own 60,875,826 shares, or approximately 57.8% of our outstanding common stock (including unvested restricted shares), as of December 31, 2008.

Our Product Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our primary product offerings consist of (i) retirement center communities; (ii) assisted living communities; and (iii) CCRCs. As discussed below under “Segments”, we also operate certain communities on behalf of third parties pursuant to management agreements.

Retirement centers.  Our retirement center communities are primarily designed for middle to upper income seniors generally age 70 and older who desire an upscale residential environment providing the highest quality of service.

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, approximately 77.8% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

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

Our retirement center communities represent approximately 29.4% of our total senior living capacity.

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

Our assisted living communities (including our memory care communities) represent approximately 40.6% of our total senior living capacity.

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

Our CCRCs represent approximately 21.6% of our total senior living capacity.  The retirement centers units at our entry fee communities (those units on which entry fees are paid) represent 11.1% of our total senior living capacity.  Excluding managed communities and equity homes (which are residences located on certain of our CCRC campuses that we do not generally own), entry fee communities represent 9.2% of our total senior living capacity.

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

•
Geographically diverse, high-quality, purpose-built communities.  As of December 31, 2008, we operate a nationwide base of 548 purpose-built communities in 35 states, including 88 communities in nine of the top ten standard metropolitan statistical areas.

•
Ability to provide a broad spectrum of care.  Given our diverse mix of independent and assisted living communities and CCRCs, we are able to meet a wide range of our customers’ needs. We believe that we are one of the few companies in the senior living industry with this capability. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

•
The size of our business allows us to realize cost and operating efficiencies.  We are the largest operator of senior living communities in the United States based on total capacity. The size of our business allows us to realize cost savings and economies of scale in the procurement of goods and services.  Our scale also allows us to achieve increased efficiencies with respect to various corporate functions. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform. Our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living communities. In connection with our formation transactions and our acquisitions, we negotiated new contracts for food, insurance and other goods and services. In addition, we have and will continue to consolidate corporate functions such as accounting, finance, human resources, legal, information technology and marketing. We began to realize these savings upon the completion of our formation transactions in September 2005 and have realized additional savings as we continued to consolidate and integrate various corporate functions.

•
Significant experience in providing ancillary services.  Through our Innovative Senior Care program, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living, and CCRC communities.  Having therapy clinics and home health agencies located in our buildings to provide needed services to our residents is a distinctive competitive difference.  We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities.

Segments

As of December 31, 2008, we had four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

Our management services segment includes the results of communities that we operate on behalf of third parties pursuant to management agreements. Information regarding the other segments is included above under “Our Product Offerings”.

Operating results from our four business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to our consolidated financial statements included herein.

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

Competition

The senior living industry is highly competitive. We compete with numerous other organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement centers and assisted living segments of the senior living industry are not substantial, except in the skilled nursing segment. Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major publicly-traded competitors are Sunrise Senior Living, Inc., Emeritus Corporation and Capital Senior Living Corporation and our major private competitors include Professional Community Management Life Care Services, LLC and Atria Senior Living Group, as well as a large number of not-for-profit entities.

Customers

Our target retirement center residents are senior citizens age 70 and older who desire or need a more supportive living environment. The average retirement center resident resides in a retirement center community for 37 months. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

Our target assisted living residents are predominantly senior citizens age 80 and older who require daily assistance with two or three ADLs. The average assisted living resident resides in an assisted living community for 23 months. Residents typically enter an assisted living community due to a relatively immediate need for services that might have been triggered by a medical event or need.

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

Employees

As of December 31, 2008, we had approximately 22,200 full-time employees and approximately 9,000 part-time employees, of which 199 work in our Nashville headquarters office, 350 work in our Milwaukee office, 60 work in our Chicago office and 83 work in a variety of field-based management positions. We currently consider our relationship with our employees to be good.

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

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living. Our operations could suffer if future regulatory developments, such as federal assisted living laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials or increase the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our communities exceeds the level of care for which the community is licensed. A finding that a community is delivering care beyond its license might result in the immediate transfer and discharge of residents, which may create market instability and other adverse consequences. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community’s citation will impact another of our communities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. In addition, any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the community or individual.

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

We do not believe that we have incurred such liabilities that would have a material adverse effect on our business, financial condition and results of operations.

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

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, Investment, and Nominating and Corporate Governance Committees on our web site at www.brookdaleliving.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Co-Presidents, Chief Financial Officer, Treasurer and Controller, is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027.

Item 1A.               Risk Factors.

Risks Related to Our Business

Recent disruptions in the financial markets could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our liquidity, financial condition and the market price of our common stock.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing (including any refinancing or extension of our existing debt) on reasonable terms, which may negatively affect our business.

Subsequent to December 31, 2008, we now have an available secured line of credit of $230.0 million (including a $25.0 million letter of credit sublimit) and separate letter of credit facilities of up to $48.5 million in the aggregate.  As of December 31, 2008, we also had $158.5 million of debt that is scheduled to mature during the twelve months ending December 31, 2009 (excluding the $4.5 million current portion of our line of credit).  If we are unable to extend our amended credit facility, or enter into a new credit facility, at or prior to its August 31, 2010 maturity date or extend (or refinance, as applicable) any of our other debt or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or replace our credit facility at or prior to its maturity or extend or refinance our other maturing debt or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Continued disruptions in the financial markets could have an adverse effect on us and our business.  If we are not able to obtain additional financing on favorable terms, we also may have to delay or abandon some or all of our growth strategies, which could adversely affect our revenues and results of operations.

If we are not able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements, our liquidity and financial condition could be negatively impacted.

Our consolidated financial statements reflect approximately $158.5 million of debt obligations (excluding the $4.5 million current portion of our line of credit) due on or prior to December 31, 2009.  Although these debt obligations are scheduled to mature on or prior to December 31, 2009, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain mortgages payable included in such debt until 2011, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for up to two terms of 12 months each from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  If we are not able to satisfy the conditions precedent to exercising these extension options, our liquidity and financial condition could be adversely impacted.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in the economy, housing market, consumer confidence or the equity markets) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline.

The inability of seniors to sell real estate may delay their moving into our communities, which could negatively impact our occupancy rates, revenues, cash flows and results of operations.

Recent housing price declines and reduced home mortgage availability have negatively affected the U.S. housing market, with certain geographic areas experiencing more acute deterioration than others.  Downturns in the housing markets, such as the one we have recently experienced, could adversely affect the ability (or perceived ability) of seniors to afford our entrance fees and resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our communities or finance their stays at our communities with private resources.  If the recent volatility in the housing market continues for a protracted period, our occupancy rates, revenues, cash flows and results of operations could be negatively impacted.

General economic factors could adversely affect our financial performance and other aspects of our business.

General economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our community operating and general and administrative expenses, and we have no control or limited ability to control such factors.  In addition, current global economic conditions and uncertainties, the potential impact of a prolonged recession, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this would result in defaults of the related debt or leases and cross-defaults under other debt or leases, which would adversely affect our ability to continue to generate income.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases and other types of financing, including borrowings under our line of credit and future credit facilities we may obtain. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of income and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us and/or one or more of our subsidiaries. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our communities and their corresponding financing arrangements and leases.

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

Our outstanding indebtedness and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, foreclose on collateral securing the outstanding indebtedness and leases, and restrict our ability to make additional borrowings under the outstanding indebtedness or continue to operate the properties subject to the lease. Certain of our outstanding indebtedness and leases contain cross-default provisions so that a default under certain outstanding indebtedness would cause a default under certain of our leases. Certain of our outstanding indebtedness and leases also restrict, among other things, our ability to incur additional debt.

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

Mortgage debt and lease obligations increase our risk of loss because defaults on indebtedness secured by properties or pursuant to the terms of the lease may result in foreclosure actions initiated by lenders or lessors and ultimately our loss of the property securing any loans for which we are in default or cause the lessor to terminate the lease. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could negatively impact our earnings and liquidity. Further, our mortgage debt and leases generally contain cross-default and cross-collateralization provisions and a default on one community could affect a significant number of our communities, financing arrangements and leases.

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

We will rely on reimbursement from governmental programs for a greater portion of our revenues than in the past, and will be subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2009.  If these exceptions are modified or not extended beyond that date, there may be reductions in our therapy services revenue and the profitability of those services. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

We have a limited operating history on a combined basis and we are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses.

In June 2005, we were formed for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra, through a series of mergers that occurred in September 2005. Prior to this combination, we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses, including the risk that we will not be able to realize expected efficiencies and economies of scale or implement our business strategies. As such, we only have a brief combined and consolidated operating history upon which investors may evaluate our performance as an integrated entity and assess our future prospects. In addition, from the date of our initial public offering in November 2005, we have purchased over 220 additional communities, including 83 communities from American Retirement Corporation, or ARC. There can be no assurance that we will be able to successfully integrate and oversee the combined operations of BLC, Alterra and ARC and the additional communities purchased in these acquisitions. Accordingly, our financial performance to date may not be indicative of our long-term future performance and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a combined entity throughout the periods presented.

We have a history of losses and we may not be able to achieve profitability.

We have incurred net losses in every quarter since our formation in June 2005. Given our history of losses, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our cash flow and combined business operations going forward or otherwise achieve profitability, our stock price would be adversely affected.

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

We will continue to selectively target strategic acquisitions as opportunities arise. The process of integrating acquired communities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to achieve profitability. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire communities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of communities will not increase. Finally, when we are able to locate communities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

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

As of December 31, 2008, we operated ten lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

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

Increases in the cost and availability of labor, including increased competition for or a shortage of skilled personnel or increased union activity, would have an adverse effect on our profitability and/or our ability to conduct our business operations.

Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our communities. Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care, social services and financial performance. Depending upon the size of the community, each Executive Director is supported by a community staff member who is directly responsible for day-to-day care of the residents and either community staff or regional support to oversee the community’s marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, therapy services, activities, housekeeping and engineering. We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from market to market. Although reliable industry-wide data on key employee retention does not exist, we believe that our employee retention rates are consistent with those of other national senior housing operators. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our ability to implement our growth strategy, and our overall operating results could be harmed.

In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules.  Recently proposed legislation known as the Employee Free Choice Act, or card check, could make it significantly easier for union organizing drives to be successful, leading to increased organizational activity, and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.  If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our profitability and cash flows from operations would be negatively affected.

Departure of our key officers could harm our business.

Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly: W.E. Sheriff, our Chief Executive Officer; Mark W. Ohlendorf, our Co-President and Chief Financial Officer; John P. Rijos, our Co-President and Chief Operating Officer; and T. Andrew Smith, our Executive Vice President, General Counsel and Secretary. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Effective January 1, 2009, our current policies provide for deductibles of $250,000 for each claim.  Accordingly, we are, in effect, self-insured for most claims.  If we experience a greater number of losses than we anticipate under these policies, or if certain claims are not ultimately covered by insurance, our results of operation and financial condition could be adversely affected.

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

Compliance with the Americans with Disabilities Act (especially as recently amended), Fair Housing Act and fire, safety and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our earnings and financial condition.

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

Capital expenditures we have made to comply with any of the above to date have been immaterial, however, the increased costs and capital expenditures that we may incur in order to comply with any of the above would result in a negative effect on our earnings, and financial condition.

Significant legal actions and liability claims against us in excess of insurance limits could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and operating results.

The senior living business entails an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living providers. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. We have formed a wholly-owned “captive” insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs.  There can be no guarantee that we will not have any claims that exceed our policy limits in the future.

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

As of December 31, 2008, funds managed by affiliates of Fortress beneficially own 60,875,826 shares, or approximately 57.8% of our outstanding common stock (including unvested restricted shares). In addition, two of our directors are associated with Fortress. As a result, funds managed by affiliates of Fortress are able to control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us.

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

At February 23, 2009, 101,722,806 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. In addition, as of December 31, 2008, we had registered under the Securities Act an aggregate of 5,700,000 shares for issuance under our Omnibus Stock Incentive Plan and an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan.  In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate Stock Purchase Plan, the number of shares available for purchase under the plan will automatically increase by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under these registration statements will be available for sale into the public markets.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                  Properties.

Facilities

At December 31, 2008, we operated 548 communities across 35 states, with the capacity to serve over 51,800 residents. Of the communities we operated at December 31, 2008, we owned 168, we leased 358 pursuant to operating and capital leases, and 22 were managed by us and fully or majority owned by third parties.

The following table sets forth certain information regarding our communities at December 31, 2008:

	Occupancy		Ownership Status
State	Units/Beds	Rate(1)	Owned	Leased	Managed	Total
Alabama	1,113	90.7%	2	5	-	7
Arizona	2,154	88.7%	3	11	2	16
California	3,067	89.7%	13	7	-	20
Colorado	2,895	86.1%	5	19	2	26
Connecticut	289	80.3%	-	2	-	2
Delaware	54	100.0%	1	-	-	1
Florida	8,817	85.9%	35	39	3	77
Georgia	568	78.7%	4	-	1	5
Idaho	228	95.6%	2	1	-	3
Illinois	2,465	91.4%	1	10	-	11
Indiana	1,139	85.5%	4	10	-	14
Iowa	139	95.0%	1	-	-	1
Kansas	1,319	88.0%	10	10	2	22
Kentucky	291	100.0%	-	1	-	1
Louisiana	84	100.0%	1	-	-	1
Massachusetts	281	94.0%	-	1	-	1

Michigan	2,489	93.3%	5	26	2	33
Minnesota	763	83.6%	-	16	1	17
Mississippi	54	35.3%	-	1	-	1
Missouri	937	89.5%	2	1	-	3
Nevada	306	94.1%	-	3	-	3
New Jersey	534	79.4%	2	6	-	8
New Mexico	343	92.7%	-	2	-	2
New York	1,196	94.4%	6	10	-	16
North Carolina	4,013	99.8%	3	50	-	53
Ohio	2,385	82.7%	14	19	-	33
Oklahoma	1,177	88.2%	3	24	1	28
Oregon	830	92.5%	4	8	-	12
Pennsylvania	999	85.4%	4	3	1	8
South Carolina	563	83.4%	4	7	-	11
Tennessee	1,399	86.2%	14	8	-	22
Texas	5,855	91.6%	17	33	7	57
Virginia	1,403	93.1%	2	3	-	5
Washington	1,181	86.3%	4	9	-	13
Wisconsin	474	89.4%	2	13	-	15
Total	51,804	89.3%	168	358	22	548

(1) Includes the impact of managed properties.

A significant majority of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 51,988 square foot facility in Nashville, Tennessee, our 93,573 square foot facility in Milwaukee, Wisconsin and our 30,314 square foot facility in Chicago, Illinois.

Item 3.                  Legal Proceedings.

The information contained in Note 21 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.                  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 23, 2009:

Name	Age	Position
W.E. Sheriff	66	Chief Executive Officer
Mark W. Ohlendorf	48	Co-President and Chief Financial Officer
John P. Rijos	56	Co-President and Chief Operating Officer
T. Andrew Smith	48	Executive Vice President, General Counsel and Secretary
Bryan D. Richardson	50	Executive Vice President and Chief Administrative Officer
Kristin A. Ferge	35	Executive Vice President and Treasurer
George T. Hicks	51	Executive Vice President – Finance
H. Todd Kaestner	53	Executive Vice President – Corporate Development
Gregory B. Richard	54	Executive Vice President – Field Operations

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

Bryan D. Richardson became our Executive Vice President in July 2006 and our Chief Administrative Officer in January 2008.  Mr. Richardson also served as our Chief Accounting Officer from September 2006 through April 2008.  Previously, Mr. Richardson served as Executive Vice President – Finance and Chief Financial Officer of ARC since April 2003 and previously served as its Senior Vice President – Finance since April 2000. Mr. Richardson was formerly with a national graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994. Mr. Richardson was previously with the national public accounting firm PriceWaterhouseCoopers.

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

	Fiscal 2008
	High	Low	Dividends Declared
First Quarter	$28.29	$20.46	$0.25
Second Quarter	$27.22	$20.15	$0.25
Third Quarter	$27.05	$14.06	$0.25
Fourth Quarter	$21.84	$3.03	—

	Fiscal 2007
	High	Low	Dividends Declared
First Quarter	$49.94	$43.13	$0.45
Second Quarter	$48.36	$41.73	$0.50
Third Quarter	$48.41	$33.53	$0.50
Fourth Quarter	$41.70	$27.50	$0.50

The closing sale price of our common stock as reported on the NYSE on February 23, 2009 was $3.99 per share.  As of that date, there were approximately 544 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely.  Although we anticipate that, over the intermediate and longer-term, we will pay regular quarterly dividends to the holders of our common stock, over the near term we are focused on preserving liquidity.  Accordingly, we do not expect to pay cash dividends on our common stock for the foreseeable future.  In addition, our amended credit facility currently prohibits us from paying dividends or making cash distributions on our common stock.

Our ability to pay and maintain cash dividends in the future will be based on many factors, including then-existing contractual restrictions or limitations, our ability to execute our growth strategy, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units/beds, occupancy rates, entrance fee sales results, the rates we charge, our liquidity position and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends in the future. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units/beds and monthly resident fees will increase our actual cash available for dividends to stockholders. As we have done in the past, we may also pay dividends in the future that exceed our net income for the relevant period as calculated in accordance with U.S. GAAP.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                  Selected Financial Data.

The selected financial data should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our historical consolidated financial statements and the related notes included elsewhere herein.  The consolidated financial data includes Brookdale Living Communities, Inc. and Alterra Healthcare Corporation for all periods presented and the acquisition of ARC, effective July 25, 2006.  Other acquisitions are discussed in Note 4 in the notes to the consolidated financial statements.  Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2008 have been derived from our audited financial statements.

	For the Years Ended December 31, (1)
	2008	2007	2006	2005	2004

Fiscal Year ended December 31, (in thousands, except per share data)
Total revenue	$1,928,054	$1,839,296	$1,309,913	$790,577	$660,872
Facility operating expense	1,261,581	1,170,937	819,801	493,887	415,169
General and administrative expense	140,919	138,013	117,897	81,696	43,640
Facility lease expense	269,469	271,628	228,779	189,339	99,997
Depreciation and amortization	276,202	299,925	188,129	47,048	50,153
Goodwill and asset impairment	220,026	—	—	—	—
Total operating expense	2,168,197	1,880,503	1,354,606	811,970	608,959
(Loss) income from operations	(240,143)	(41,207)	(44,693)	(21,393)	51,913
Interest income	7,618	7,519	6,810	3,788	637
Interest expense
Debt	(147,389)	(143,991)	(97,694)	(46,248)	(63,634)
Amortization of deferred financing costs	(9,707)	(7,064)	(5,061)	(2,835)	(2,154)
Change in fair value of derivatives and amortization	(68,146)	(73,222)	(38)	3,992	3,176
(Loss) gain on extinguishment of debt	(3,052)	(2,683)	(1,526)	(3,996)	1,051
Equity in loss of unconsolidated ventures	(861)	(3,386)	(3,705)	(838)	(931)
Other non-operating income (loss)	1,708	402	—	—	(114)
Loss before taxes	(459,972)	(263,632)	(145,907)	(67,530)	(10,056)
Benefit (provision) for income taxes	86,731	101,260	38,491	97	(11,111)
Loss before minority interest	(373,241)	(162,372)	(107,416)	(67,433)	(21,167)
Minority interest	—	393	(671)	16,575	11,734
Loss before discontinued operations and cumulative effect of a change in accounting principle	(373,241)	(161,979)	(108,087)	(50,858)	(9,433)
Loss on discontinued operations	—	—	—	(128)	(361)
Net loss	$(373,241)	$(161,979)	$(108,087)	$(50,986)	$(9,794)

Basic and diluted loss per share
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(3.67)	$(1.60)	$(1.34)	$(1.35)	$(0.49)
Loss on discontinued operations	—	—	—	—	(0.02)
Net loss	$(3.67)	$(1.60)	$(1.34)	$(1.35)	$(0.51)

Weighted average shares of common stock used in computing basic and diluted loss per share	101,667	101,511	80,842	37,636	19,185
Dividends declared per share of common stock	$0.75	$1.95	$1.55	$0.50	$—

Other Operating Data:
Total number of facilities (at end of period)	548	550	546	383	367
Total units/beds operated(2)	51,804	52,086	51,271	30,057	26,208
Occupancy rate at period end	89.5%	90.6%	91.1%	89.6%	89.4%
Average monthly revenue per unit/bed(3)	$3,791	$3,577	$3,247	$2,991	$2,827

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Cash and cash equivalents	$53,973	$100,904	$68,034	$77,682	$86,858
Total assets	4,449,258	4,811,622	4,756,000	1,697,811	746,625
Total debt	2,552,929	2,335,224	1,874,939	754,301	371,037
Total stockholders’ equity	960,601	1,419,538	1,764,012	630,403	40,091

__________

(1)
Prior to October 1, 2006, the effective portion of the change in fair value of derivatives was recorded in other comprehensive income and the ineffective portion was included in the change in fair value of derivatives in the consolidated statements of operations.  On October 1, 2006, we elected to discontinue hedge accounting prospectively for the previously designated swap instruments.  Gains and losses accumulated in other comprehensive income at that date of $1.3 million related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt payments.  Although hedge accounting was discontinued on October 1, 2006, the swap instruments remained outstanding and are carried at fair value in the consolidated balance sheets and the change in fair value beginning October 1, 2006 has been included in the consolidated statements of operations.

(2)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(3)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our “Selected Financial Data” and our consolidated  financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.   In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations.  Please see additional risks and uncertainties described in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for more information. Factors that could cause such differences include those described in “Risk Factors” which appears elsewhere in this Annual Report on Form 10-K.

Executive Overview

During 2008, we continued to make progress in implementing our long-term growth strategy, integrating our previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); and (iii) expansion of our existing communities.

Our operating results for the twelve months ended December 31, 2008 were favorably impacted by an increase in our total revenues and average monthly revenue per unit/bed across all segments.  Although we made progress in certain areas of our business, our recent operating results have been negatively impacted by unfavorable conditions in the housing, credit and financial markets and by deteriorating conditions in the overall economy, resulting in lower than anticipated occupancy rates and increased levels of expenses.  In response to these conditions, we are focusing on maintaining occupancy, increasing our ancillary services programs, and controlling expenses (including by limiting our capital expenditures).

We are also taking steps to preserve our liquidity and increase our financial flexibility during 2009.  For example, we have suspended our quarterly dividend payments and have terminated our share repurchase program.  As discussed in more detail under “Credit Facilities - Refinancing of Existing Line of Credit” below, we also recently entered into an amended credit facility with Bank of America, N.A., as administrative agent, providing for a $230.0 million revolving credit facility that matures on August 31, 2010.  Furthermore, we have extended the maturity of a number of mortgage loans, and, after giving effect to contractual extension options, will have virtually no mortgage debt maturities until 2011.  Finally, we have taken steps to reduce materially our exposure to collateralization requirements associated with interest rate swaps.

In the fourth quarter of 2008, similar to many companies, we experienced a significant decline in the market value of our common stock due primarily to the depressed macroeconomic environment and volatility in the equity markets.  As a result, our market capitalization eroded in the fourth quarter when compared to previous periods and was significantly below book value.  In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we performed an impairment test of the goodwill for each of our reporting units as of the end of the fourth quarter.  We determined fair values of the reporting units and their underlying assets using discounted cash flows.  As a result of our impairment tests, we recorded a non-cash goodwill impairment charge of $215.0 million for the quarter ended December 31, 2008.  The impairment charge was primarily driven by the adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and our stock price at December 31, 2008 compared with our stock price at September 30, 2008.  Our reporting units under SFAS 142 are our operational segments and the goodwill impairment charge related entirely to our CCRCs segment.  The non-cash charge does not impact our ongoing business operations, liquidity, cash flows from operating activities or financial covenants and will not result in any future cash expenditure.  We also evaluated all long-lived depreciable assets using the same cash flow data used to evaluate goodwill and determined that the undiscounted cash flows exceeded the carrying value of the assets for all except for four communities within the Assisted Living segment.  As a result, we recorded a non-cash asset impairment charge of $5.0 million for the quarter ended December 31, 2008.

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2008 and 2007 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total revenue	$1,928.1	$1,839.3	$88.8	4.8%
Net loss(1)	$(373.2)	$(162.0)	$(211.2)	(130.4%)
Adjusted EBITDA	$302.6	$306.4	$(3.8)	(1.2%)
Cash From Facility Operations	$130.1	$143.2	$(13.1)	(9.1%)
Facility Operating Income	$637.5	$642.3	$(4.8)	(0.7%)

(1) Net loss for 2008 includes non-cash impairment charges of $220.0 million.

Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See “Non-GAAP Financial Measures” below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net loss to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.  In the first quarter of 2008 we changed our definition of Cash From Facility Operations to include lease financing debt amortization with fair market value or no purchase options.  Prior periods have been restated for comparative purposes.

Our revenues for the year ended December 31, 2008 increased to $1.9 billion, an increase of $88.8 million, or approximately 4.8%, over our revenues for the year ended December 31, 2007.  The increase in revenues in the current year was primarily a result of an increase in the average revenue per unit/bed compared to the prior year and growing revenues from our ancillary services programs, partially offset by a decline in occupancy from the prior year.  Our weighted average occupancy rate for the year ended December 31, 2008 was 89.6% compared to 90.7% for the year ended December 31, 2007.

Although our revenues increased period over period, our overall financial results for the year ended December 31, 2008 were negatively impacted by a higher than customary level of expense growth.

During the year ended December 31, 2008, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income decreased by 1.2%, 9.1% and 0.7%, respectively, when compared to the year ended December 31, 2007.  Adjusted EBITDA and Cash From Facility Operations for the year ended December 31, 2008 were negatively impacted by $4.8 million of hurricane and named tropical storms expense and an $8.0 million charge to general and administrative expense relating to the establishment of a reserve for certain litigation (Note 21).

During 2008, we repurchased 1,211,301 shares of our common stock at a cost of approximately $29.2 million.  Our Board of Directors terminated our share repurchase program on February 25, 2009.  In addition, our amended credit facility effectively prohibits us from repurchasing shares of our common stock.

During the year, we continued to expand our ancillary services offerings.  As of December 31, 2008, we offered therapy services to 35,049 of our units and home health services to 16,730 of our units.  We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.  We also continue to see positive results from the maturation of previously-opened therapy and home health clinics.

During the year, we advanced our expansion program, completing expansions at seven communities (with a total of 186 units).  We currently have seven projects under construction with a total of 753 units.

We believe that the deteriorating housing market, credit crisis and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our communities, resulting in a decrease in occupancy rates and occupancy levels when compared to the prior year periods.  We remain cautious about the economy and the adverse credit and financial markets and their effect on our customers and our business.  In addition, we continue to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  These factors also impact our potential independent living customers to a significant extent.  We expect occupancy to decline slightly over the near term and we expect occupancy and entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Year Ended December 31, 2008 and 2007

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008, and the notes to the consolidated financial statements included herein for additional information regarding 2007 acquisitions.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands)	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$542,180	$532,680	$9,500	1.8%
Assisted Living	845,348	799,070	46,278	5.8%
CCRCs	533,532	500,757	32,775	6.5%
Total resident fees	1,921,060	1,832,507	88,553	4.8%
Management fees	6,994	6,789	205	3.0%
Total revenue	1,928,054	1,839,296	88,758	4.8%
Expense
Facility operating expense(1)
Retirement Centers	313,469	299,086	14,383	4.8%
Assisted Living	563,210	514,130	49,080	9.5%
CCRCs	384,902	357,721	27,181	7.6%
Total facility operating expense	1,261,581	1,170,937	90,644	7.7%
General and administrative expense	140,919	138,013	2,906	2.1%
Facility lease expense	269,469	271,628	(2,159)	(0.8%)
Depreciation and amortization	276,202	299,925	(23,723)	(7.9%)
Goodwill and asset impairment	220,026	—	220,026	100%
Total operating expense	2,168,197	1,880,503	287,694	15.3%
Loss from operations	(240,143)	(41,207)	(198,936)	(482.8%)
Interest income	7,618	7,519	99	1.3%
Interest expense
Debt	(147,389)	(143,991)	(3,398)	(2.4%)
Amortization of deferred financing costs	(9,707)	(7,064)	(2,643)	(37.4%)
Change in fair value of derivatives and amortization	(68,146)	(73,222)	5,076	6.9%
Loss on extinguishment of debt	(3,052)	(2,683)	(369)	(13.8%)
Equity in loss of unconsolidated ventures	(861)	(3,386)	2,525	74.6%
Other non-operating income	1,708	402	1,306	324.9%
Loss before income taxes	(459,972)	(263,632)	(196,340)	(74.5%)
Benefit for income taxes	86,731	101,260	(14,529)	(14.3%)
Loss before minority interest	(373,241)	(162,372)	(210,869)	(129.9%)
Minority interest	—	393	(393)	(100%)
Net loss	$(373,241)	$(161,979)	$(211,262)	(130.4%)
Selected Operating and Other Data:
Total number of communities (at end of period)	548	550	(2)	(0.4%)
Total units/beds operated(2)	51,804	52,086	(282)	(0.5%)
Owned/leased communities units/beds	47,455	47,670	(215)	(0.5%)
Owned/leased communities occupancy rate:
Period end	89.5%	90.6%	(1.1%)	(1.2%)
Weighted average	89.6%	90.7%	(1.1%)	(1.2%)
Average monthly revenue per unit/bed(3)	$3,791	$3,577	214	6.0%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	85	87	(2)	(2.3%)
Total units/beds(2)	15,251	15,805	(554)	(3.5%)
Occupancy rate:
Period end	89.9%	91.7%	(1.8%)	(2.0%)
Weighted average	90.3%	92.4%	(2.1%)	(2.3%)
Average monthly revenue per unit/bed(3)	$3,229	$3,067	162	5.3%

Assisted Living
Number of communities (period end)	409	409	—	—
Total units/beds(2)	21,021	21,012	9	0.0%
Occupancy rate:
Period end	90.2%	89.7%	0.5%	0.6%
Weighted average	89.9%	89.7%	0.2%	0.2%
Average monthly revenue per unit/bed(3)	$3,738	$3,537	201	5.7%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(2)	11,183	10,853	330	3.0%
Occupancy rate:
Period end	87.7%	90.8%	(3.1%)	(3.4%)
Weighted average	87.9%	90.0%	(2.1%)	(2.3%)
Average monthly revenue per unit/bed(3)	$4,759	$4,481	278	6.2%
Management Services
Number of communities (period end)	22	22	—	—
Total units/beds(2)	4,349	4,416	(67)	(1.5%)
Occupancy rate:
Period end	87.1%	83.1%	4.0%	4.8%
Weighted average	84.9%	87.1%	(2.2%)	(2.5%)

Selected Entrance Fee Data:			2008
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$2,780	$5,177	$7,253	$7,391	$22,601
Refundable entrance fees sales(4)	3,492	7,420	4,273	4,686	19,871
Total entrance fee receipts	6,272	12,597	11,526	12,077	42,472
Refunds	(3,632)	(4,843)	(5,856)	(4,819)	(19,150)
Net entrance fees	$2,640	$7,754	$5,670	$7,258	$23,322
			2007
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$3,916	$4,726	$5,673	$5,015	$19,330
Refundable entrance fees sales(4)	4,258	4,064	8,696	8,901	25,919
Total entrance fee receipts	8,174	8,790	14,369	13,916	45,249
Refunds	(6,315)	(4,089)	(5,084)	(4,069)	(19,557)
Net entrance fees	$1,859	$4,701	$9,285	$9,847	$25,692

__________

(1)
Segment facility operating expense for the year ended December 31, 2008 includes hurricane and named tropical storms expense totaling $4.8 million consisting of $1.3 million for Retirement Centers, $2.0 million for Assisted Living and $1.5 million for CCRCs.  There was no hurricane and named tropical storms expense in 2007.  Facility operating expense for the year ended December 31, 2007 includes $7.0 million of charges comprised of $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.

(2)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(3)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(4)
Refundable entrance fee sales for the years ended December 31, 2008 and 2007 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.4 million, $0.8 million, $0.6 million and $0.5 million in the first, second, third and fourth quarters of 2008, respectively, and $0.2 million, $3.6 million and $4.7 million in the second, third and fourth quarters of 2007, respectively.  We did not receive any MyChoice amounts from existing residents during the first quarter of 2007.

As of December 31, 2008, our total operations included 548 communities with a capacity to serve 51,804 residents.  During 2008, our total portfolio decreased by two communities with our resident capacity decreasing by 282 units as a result of a terminated management agreement and the consolidation of two communities into one.

Our 2008 results were also affected by our continuing implementation of our ancillary services programs at a number of our locations as described above.

Resident Fees

The increase in resident fees occurred across all business segments.  Resident fees increased over the prior-year primarily due to an increase in average monthly revenue per unit/bed during the current year which includes an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy in the Retirement Centers and CCRCs segments.  During the current year, same-store revenues grew 4.4% at the 515 properties we operated in both years with a 6.0% increase in the average monthly revenue per unit/bed and a 1.4% decrease in occupancy.

Retirement Centers revenue increased $9.5 million, or 1.8%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both years as well as an increase in revenues related to the expansion of our ancillary service.  This increase was partially offset by a decrease in occupancy at our same-store communities year over year.

Assisted Living revenue increased $46.3 million, or 5.8%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both years as well as an increase in revenues relate to the expansion of our ancillary service programs.  Occupancy at our same-store communities was approximately flat year over year.

CCRCs revenue increased $32.8 million, or 6.5%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both years as well as an increase in revenues related to the expansion of our ancillary services.  This increase was partially offset by a decrease in occupancy at our same-store communities year over year.

Management Fees

Management fees were comparable year over year as the number of management contracts maintained was largely consistent during both years.

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, as well as an increase in expenses incurred in connection with the continued rollout of our ancillary services program during the current year.

Retirement Centers operating expenses increased $14.4 million, or 4.8%, primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $1.3 million of expense incurred in connection with hurricanes and other named tropical storms, an increase in insurance and utility expenses period over period as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

Assisted Living operating expenses increased $49.1 million, or 9.5%, due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $2.0 million of expense incurred in connection with hurricanes and other named tropical storms as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

CCRCs operating expenses increased $27.2 million, or 7.6%, due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, increased pharmacy, medical, and other health care supplies, as well as $1.5 million of expense incurred in connection with hurricanes and other named tropical storms.

General and Administrative Expense

General and administrative expense increased $2.9 million, or 2.1%, primarily as a result of an increase in non-controllable expenses related to the $8.0 million reserve established for certain litigation during the second quarter (Note 21) and non-cash stock-based compensation expense in connection with restricted stock grants period over period offset by a decrease in integration and merger costs that were significantly higher in the prior year.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.5% and 5.0% for the years ended December 31, 2008 and 2007, respectively, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Resident fee revenues	$1,921,060	$1,832,507
Resident fee revenues under management	152,970	150,204
Total	$2,074,030	$1,982,711

General and administrative expenses (excluding merger and integration expenses and non-cash stock compensation expense totaling $48.4 million and $39.2 million in 2008 and 2007, respectively)	$92,473	$98,858
General and administrative expenses as % of total revenues	4.5%	5.0%

Facility Lease Expense

Facility lease expense decreased by $2.2 million, or 0.8%, primarily as a result of lower variable interest rates within certain lease agreements.

Depreciation and Amortization

Depreciation and amortization expense decreased by $23.7 million, or 7.9%, primarily as a result of resident in-place lease intangibles becoming fully amortized during the year ended December 31, 2008, which was partially offset by an increase in depreciation expense related to depreciation on capital expenditures that we made during the latter part of 2007.

Goodwill and Asset Impairment

During the year we recognized $220.0 million of impairment charges mainly related to the CCRCs operating segment.  The non-cash charges consisted of $215.0 million of goodwill impairment related to the CCRCs segment and $5.0 million of asset impairment for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living segment.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and our stock price at December 31, 2008 compared with our stock price at September 30, 2008.

Interest Income

Interest income remained relatively constant year over year.

Interest Expense

Interest expense remained relatively constant period over period.  During the year ended December 31, 2008, we recognized approximately $68.1 million of interest expense on our interest rate swaps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps, as compared to approximately $73.2 million of interest expense on our interest rate swaps for the year ended December 31, 2007.  Interest expense incurred on debt remained relatively consistent year over year as interest from additional borrowings was offset by a reduction in interest from refinancing outstanding debt at a more favorable rate as well as the payoff of certain debt during the current year.

Income Taxes

The decrease in the income tax benefit over the same prior year period is due to a decrease in the effective tax rate from 38.4 % in 2007 to 18.9 % in 2008.  This decrease is primarily to the impact of the impairment charge taken for financial statement purposes, which is not deductible for tax. The rate was also impacted by the Company’s stock based compensation tax deduction as compared to the financial expense for 2008, and for an additional valuation allowance recorded in the year.

Year Ended December 31, 2007 and 2006

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein. Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007, and the notes to the consolidated financial statements included herein for additional information regarding 2007 and 2006 acquisitions.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands)	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$532,680	$432,673	$100,007	23.1%
Assisted Living	799,070	614,973	184,097	29.9%
CCRCs	500,757	256,650	244,107	95.1%
Total resident fees	1,832,507	1,304,296	528,211	40.5%
Management fees	6,789	5,617	1,172	20.9%
Total revenue	1,839,296	1,309,913	529,383	40.4%
Expense
Facility operating expense(1)
Retirement Centers	299,086	248,062	51,024	20.6%
Assisted Living	514,130	383,987	130,143	33.9%
CCRCs	357,721	187,752	169,969	90.5%
Total facility operating expense	1,170,937	819,801	351,136	42.8%
General and administrative expense	138,013	117,897	20,116	17.1%
Facility lease expense	271,628	228,779	42,849	18.7%
Depreciation and amortization	299,925	188,129	111,796	59.4%
Total operating expense	1,880,503	1,354,606	525,897	38.8%
Loss from operations	(41,207)	(44,693)	3,486	7.8%
Interest income	7,519	6,810	709	10.4%
Interest expense
Debt	(143,991)	(97,694)	(46,297)	(47.4%)
Amortization of deferred financing costs	(7,064)	(5,061)	(2,003)	(39.6%)

Change in fair value of derivatives and amortization	(73,222)	(38)	(73,184)	NM
Loss on extinguishment of debt	(2,683)	(1,526)	(1,157)	(75.8%)
Equity in loss of unconsolidated ventures	(3,386)	(3,705)	319	8.6%
Other non-operating income	402	—	402	100%
Loss before income taxes	(263,632)	(145,907)	(117,725)	(80.7%)
Benefit for income taxes	101,260	38,491	62,769	163.1%
Loss before minority interest	(162,372)	(107,416)	(54,956)	(51.2%)
Minority interest	393	(671)	1,064	158.6%
Net loss	$(161,979)	$(108,087)	$(53,892)	(49.9%)
Selected Operating and Other Data:
Total number of communities (at end of period)	550	546	4	0.7%
Total units/beds operated(2)	52,086	51,271	815	1.6%
Owned/leased communities units/beds	47,670	46,723	947	2.0%
Owned/leased communities occupancy rate:
Period end	90.6%	91.1%	(0.5%)	(0.5%)
Weighted average	90.7%	90.4%	0.3%	0.3%
Average monthly revenue per unit/bed(3)	$3,577	$3,247	$330	10.2%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	87	85	2	2.4%
Total units/beds(2)	15,805	15,556	249	1.6%
Occupancy rate:
Period end	91.7%	92.4%	(0.7%)	(0.8%)
Weighted average	92.4%	92.4%	—	—
Average monthly revenue per unit/bed(3)	$3,067	$2,864	$203	7.1%
Assisted Living
Number of communities (period end)	409	405	4	1.0%
Total units/beds(2)	21,012	20,687	325	1.6%
Occupancy rate:
Period end	89.7%	89.7%	—	—
Weighted average	89.7%	89.7%	—	—
Average monthly revenue per unit/bed(3)	$3,537	$3,285	$252	7.7%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(2)	10,853	10,480	373	3.6%
Occupancy rate:
Period end	90.8%	91.9%	(1.1%)	(1.2%)
Weighted average	90.0%	88.2%	1.8%	2.0%
Average monthly revenue per unit/bed(3)	$4,481	$4,048	$433	10.7%
Management Services
Number of communities (period end)	22	24	(2)	(8.3%)
Total units/beds(2)	4,416	4,548	(132)	(2.9%)
Occupancy rate:
Period end	83.1%	92.6%	(9.5%)	(10.3%)
Weighted average	87.1%	92.3%	(5.2%)	(5.6%)

Selected Entrance Fee Data:			2007
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$3,916	$4,726	$5,673	$5,015	$19,330
Refundable entrance fees sales(4)	4,258	4,064	8,696	8,901	25,919
Total entrance fee receipts	8,174	8,790	14,369	13,916	45,249
Refunds	(6,315)	(4,089)	(5,084)	(4,069)	(19,557)
Net entrance fees	$1,859	$4,701	$9,285	$9,847	$25,692
			2006
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$448	$165	$3,716	$8,467	$12,796
Refundable entrance fees sales	1,621	1,135	4,144	7,860	14,760
Total entrance fee receipts	2,069	1,300	7,860	16,327	27,556
Refunds	(703)	(308)	(3,529)	(4,648)	(9,188)
Net entrance fees	$1,366	$992	$4,331	$11,679	$18,368

__________

(1)
Facility operating expense for the year ended December 31, 2007 includes $7.0 million of charges comprised of $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.

(2)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(3)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(4)
Refundable entrance fee sales for the year ended December 31, 2007 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.2 million, $3.6 million and $4.7 million in the second, third and fourth quarters of 2007, respectively. We did not receive any MyChoice amounts from existing residents during the first quarter of 2007 or in 2006.

As of December 31, 2007, our total operations included 550 communities with a capacity to serve 52,086 residents.  During 2007, our total portfolio grew by three communities and our resident capacity increased by 815 units.  During 2007, we focused substantial resources on furthering the integration of the communities that we acquired during 2006.

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

Retirement Centers revenue increased $100.0 million, or 23.1%, primarily due to the inclusion of facilities acquired during 2006 and 2007, as resident fees from these acquisitions are partially or entirely excluded from the prior period results.  Revenue growth was also impacted by an increase in the average monthly revenue per unit/bed at the facilities we operated during both periods.  Occupancy at these facilities remained fairly constant period over period.

Assisted Living revenue increased $184.1 million, or 29.9%, primarily due to the 2006 and 2007 acquisitions. In addition, resident fees increased as a result of an increase in the average monthly revenue per unit/bed, coupled with relatively constant occupancy as compared to the same period in the prior-year.

CCRCs revenue increased $244.1 million, or 95.1%, primarily due to the acquisition of ARC in the third quarter of 2006.

Management Fees

The increase in management fees over the prior-year is primarily due to the acquisition of management contracts in conjunction with the ARC acquisition in July 2006.  The increase is partially offset by the termination of ten management agreements during 2006.

Facility Operating Expense

Facility operating expense increased over the prior-year same period mainly due to the ARC acquisition as well as other 2006 and 2007 acquisitions.  The increase was primarily due to additional salaries, wages and benefits resulting from these acquisitions.  In addition, for the quarter ended December 31, 2007, we recorded $7.0 million of charges to facility operating expenses comprised of $5.9 million of estimated uncollectible accounts, and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.  Including the effect of the historical results of the ARC facilities only partially included in our results of operations in 2006, facility operating expense increased by 6.5% at the 425 communities we operated in both periods.

Retirement Centers operating expenses increased $51.0 million, or 20.6%, primarily due to increased salaries, wages and benefits primarily as a result of the 2006 acquisitions and additional 2007 acquisitions.

Assisted Living operating expenses increased $130.1 million, or 33.9%, primarily due to increased salaries, wages and benefits primarily as a result of the 2006 acquisitions and additional 2007 acquisitions.

CCRCs operating expenses increased $170.0 million, or 90.5%, primarily due to the 2006 acquisition of ARC.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. We have identified the following critical accounting policies that affect significant estimates and judgments.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, our current policy provides for deductibles for each and every claim ($3.0 million on or prior to December 31, 2008 and $250,000 effective January 1, 2009).  The amount of liquid assets available to satisfy these deductible obligations is $10.9 million (classified as cash and escrow deposits – restricted in the consolidated balance sheets).  As a result, we are effectively self-insured for most claims. In addition, we maintain a self-insured workers compensation program (with excess loss coverage above $0.5 million per individual claim) and a self-insured employee medical program (with excess loss coverage above $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts.  We have formed a wholly-owned “captive” insurance company, Senior Services Insurance Limited (“SSIL”) for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs.  SSIL issues policies of insurance to and receives premiums from Brookdale Senior Living Inc. that are reimbursed through expense allocation to each operated community and us. SSIL pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

The cost of our employee health and dental benefits, net of employee contributions, is shared by us and our communities based on the respective number of participants working directly either at our corporate headquarters or at the communities. Cash received is used to pay the actual costs of administering the program which include paid claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us.  Claims are paid as they are submitted to the plan administrator.

Outstanding losses and expenses for general liability and professional liability and workers compensation are based on the recommendations of independent actuaries and management’s estimates.  Outstanding losses and expenses for our self-insured medical program are estimated based on the recommendation of our third party administrator.

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

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2008 and 2007, we have a valuation allowance against deferred tax assets of approximately $9.7 million and $6.4 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in either income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2008, we operated 358 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Communities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $13.3 million, and $15.5 million as of December 31, 2008 and 2007, respectively.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Approximately 86.2% and 13.8% of our resident and healthcare revenues for the year ended December 31, 2008 were derived from private pay customers and services covered by various third-party payor programs, including Medicare and Medicaid.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets, Goodwill and Purchase Accounting

As of December 31, 2008 and 2007, our long-lived assets were comprised primarily of $3.7 billion and $3.8 billion, respectively, of property, plant and equipment and leasehold intangibles. In accounting for our long-lived assets, other than goodwill, we apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with our acquisition of ARC and our formation transactions was allocated to the reportable segment and included in our application of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  We account for goodwill under the provisions of SFAS 142.  During the year ended December 31, 2008, we recorded a $215.0 million goodwill impairment charge in connection with our annual impairment test.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and our stock price at December 31, 2008 compared with our stock price at September 30, 2008.  We also evaluated the related long-lived depreciable assets using the same cash flow data used to evaluate goodwill and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except for four communities.  As a result, we recorded a non-cash asset impairment charge of $5.0 million for the quarter ended December 31, 2008 for these four communities within the Assisted Living segment.  As of December 31, 2008 and 2007, we had $110.0 million and $325.5 million of goodwill, respectively.

We test long-lived assets other than goodwill for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset group is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If this comparison indicates that the carrying value of an asset group is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life.

Goodwill is not amortized, but is subject to annual or more frequent impairment testing.  We test goodwill for impairment annually during our fourth quarter, or whenever indicators exist that our goodwill may not be recoverable.  The recoverability of goodwill is required to be assessed using a two-step process. The first step requires a comparison of the estimated fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, the second step requires a comparison of the implied fair value of goodwill (based on a putative purchase price allocation methodology) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

In estimating the fair value of a reporting unit or long-lived assets other than goodwill, we use the income approach.  The income approach utilizes future cash flow projections that are developed internally.  Any estimates of future cash flow projections necessarily involve predicting an unknown future and require significant management judgments and estimates.   In arriving at our cash flow projections, we consider  our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors.  Future events may indicate differences from management’s current judgments and estimates, which could, in turn, result in future impairments.  Future events that may result in impairment charges include increases in interest rates, which could impact discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities.

In using the income approach to estimate fair value of a reporting unit or long-lived assets other than goodwill, we make certain key assumptions.  Those assumptions include assumptions related to future revenues, future facility operating expenses, future cash flows that we would receive upon a future sale of the communities using estimated cap rates. We attempt to corroborate the cap rates we use in these calculations with cap rates observable from recent market transactions.

Where required, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Hedging

We periodically enter into certain interest rate swap or cap agreements to effectively convert floating rate debt to a fixed rate basis or to hedge anticipated future financings. Amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. For effective cash flow hedges, settlement amounts paid or received in connection with settled or unwound interest rate swap agreements are deferred and recorded to accumulated other comprehensive income. For effective fair value hedges, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be recognized in earnings. All derivative instruments are recorded at fair value. Derivatives that do not qualify for hedge accounting are recorded at fair value through earnings.

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

In measuring our derivative instruments at fair value, we have considered nonperformance risk in our valuation.  In so doing, we review the netting arrangement and collateral requirements of each instrument and counterparty to determine appropriate reductions of credit exposure.  Remaining credit exposure is estimated by reference to market prices for credit default swaps and/or other methods of estimating probabilities of default.

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

Litigation

Litigation is inherently uncertain and the outcome of individual litigation matters is not predictable with assurance.  We are involved in various legal actions and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry, some for specific matters as described in Note 21 to the consolidated financial statements and others arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we may not be able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

New Accounting Pronouncements

The information required by this Item is provided in Note 2 of the notes to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Cash provided by operating activities	$136,767	$199,662
Cash used in investing activities	(166,439)	(358,419)
Cash (used in) provided by financing activities	(17,259)	191,627
Net (decrease) increase in cash and cash equivalents	(46,931)	32,870
Cash and cash equivalents at beginning of period	100,904	68,034
Cash and cash equivalents at end of period	$53,973	$100,904

The decrease in cash provided by operating activities was attributable to an increase in accounts receivable due to the timing of billings and payments and an increase in billings in conjunction with the rollout of our therapy and home health services to many of our communities.  Also contributing to the decrease was an increase in prepaid expenses and other assets offset by a decrease in working capital year over year.

The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition activity in the current year as well as cash received on outstanding notes receivable.  This decrease was partially offset by an increase in additions to our property, plant and equipment and leasehold intangibles year over year.

The change in cash related to financing activities year over year was primarily attributable to a decrease in borrowings in the current year and an increase in repayments on debt related to financing activities partially offset by a decrease in the payment of dividends in the current year and the buyout of a capital lease in the prior year.  Additionally, during the year ended December 31, 2008, we repurchased 1,211,301 shares of our common stock at an aggregate cost of $29.2 million.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. Over the near-term, however, we expect a reduced level of mortgage refinancing activity. As described under “Credit Facilities” below, the revolving loan commitment under our amended credit agreement decreases on a quarterly basis beginning March 31, 2009.  As such, we anticipate a reduced level of reliance on proceeds from our credit facility over the near-term compared to historical levels.  In addition, given current conditions in the credit and equity markets, we also expect a reduced level of debt and equity financing activity over the near-term when compared to historical levels.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;

•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our previous share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	other corporate initiatives (including integration); and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

We are highly leveraged, and have significant debt and lease obligations.  We have two principal corporate-level indebtednesses:  our $230.0 million amended credit facility and our unsecured facilities providing for up to $48.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At December 31, 2008, we had $2.1 billion of debt outstanding, excluding our line of credit and capital lease obligations, at a weighted-average interest rate of 4.91%.  At December 31, 2008, we had $318.4 million of capital and financing lease obligations, $159.5 million was drawn on our revolving loan facility and $149.7 million of letters of credit had been issued under our letter of credit facilities.  Approximately $158.5 million of our debt obligations (excluding the $4.5 million current portion of our line of credit) are due on or before December 31, 2009, subject in the case of debt obligations totaling $131.0 million to extension at our option, as described below under “Contractual Commitments”.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2009, we will be required to make approximately $261.9 million of payments in connection with our existing operating leases.

We had $54.0 million of cash and cash equivalents at December 31, 2008, excluding cash and escrow deposits-restricted and lease security deposits of $136.3 million.  Additionally, as of December 31, 2008, we had $41.4 million available under our corporate credit facility and $16.9 million of unused capacity under our letter of credit facilities.

As of December 31, 2008, we had $158.5 million of current debt maturities (excluding the $4.5 million current portion of our line of credit) and $107.2 million of letters of credit issued under facilities that were scheduled to mature prior to December 31, 2009.  After giving effect to our amended credit agreement, our $48.5 million unsecured letter of credit facilities, and the extension in early 2009 of $87.7 million of mortgage debt that was initially due in 2009 until 2011, we have approximately $139.6 million of debt maturities due during the year ending December 31, 2009, comprised of the following:  non-recourse mortgage debt maturities of $131.0 million, which we expect will be extended to 2011 pursuant to the exercise of contractual extension options, and $8.6 million of scheduled periodic principal amortization and other required principal payments.

At December 31, 2008, we had $365.2 million of negative working capital, which includes the classification of $206.5 million of refundable entrance fees, $30.0 million in tenant deposits and $131.0 million of debt for which we have extension rights as current liabilities. Based upon our historical operating experience, we anticipate that only 9.0 % to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $23.3 million of cash for the year ended December 31, 2008.

For the year ending December 31, 2009, we anticipate that we will make investments of approximately $60.0 million for capital expenditures (net of approximately $108.0 million expected to be reimbursed from lenders/lessors or funded through construction financing), comprised of approximately $25.0 million of net recurring capital expenditures, approximately $5.0 million of net capital expenditures in connection with our community expansion and development program, and approximately $30.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures, and expenditures supporting the expansion of our ancillary services programs.  For the year ended December 31, 2008, we spent approximately $27.3 million for net recurring capital expenditures, approximately $39.9 million for capital expenditures in connection with our expansion and development program (net of $65.6 million that had been reimbursed as of December 31, 2008) and approximately $53.5 million for expenditures relating to other major projects and corporate initiatives.

During 2009, we anticipate funding the majority of capital expenditures relating to our expansion and development program through debt and lease financings for those projects (approximately $108.0 million in the aggregate).  We expect that our other capital expenditures will be funded from cash on hand, cash flows from operations, and amounts drawn on our credit facility.

Through 2007, we focused on growth primarily through acquisition, spending approximately $2.2 billion during 2007 and 2006 on acquiring communities and companies, excluding fees, expenses and assumption of debt.  Given the current market environment and limitations imposed by our new credit facility, we are focusing on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy.  Consequently, we expect a reduced level of acquisition activity and spending over the near term.  Over the longer-term, we plan to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies, asset portfolios and communities.

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  During 2008, we posted approximately $39.0 million of cash collateral pursuant to interest rate swaps.  We have recently taken a number of steps to reduce this risk.  In particular, during 2008, we terminated a number of interest rate swaps with an aggregate notional amount of $1.1 billion and purchased $445.2 million in aggregate notional amount of interest rate caps, which do not require the posting of cash collateral.  Furthermore, during 2008, we obtained $37.6 million of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of December 31, 2008, we have $670.5 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets, $314.2 million in aggregate notional amount of swaps that require cash collateralization and $119.8 million of variable rate debt that is not subject to any cap or swap agreements.

We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically.  If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all (particularly given current market conditions). If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, any of which could reduce the growth of our business.

In light of the current uncertainty in the credit market and the deteriorating overall economy, we are taking steps to preserve our liquidity during 2009.  For example, we have suspended our quarterly dividend payments, terminated our share repurchase program and initiated a number of cost control measures (including limitations on our capital expenditures).  We currently estimate that our existing cash flows from operations, together with existing working capital, amounts drawn under our credit facility and, to a lesser extent, proceeds from anticipated refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate further.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, the actual level of capital expenditures, our expansion, development and acquisition activity, general economic conditions and the cost of capital.  Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our business and growth strategies.  The current volatility in the credit and financial markets may also have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing.  As a result, this may impact our ability to grow our business, maintain capital spending levels, expand certain communities, or execute other aspects of our business strategy.  In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding.  There can be no assurance that any such additional financing will be available or on terms that are acceptable to us (particularly in light of current adverse conditions in the credit market).

As of December 31, 2008, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

As of December 31, 2008, we had an available secured line of credit of $245.0 million (including a $70.0 million letter of credit sublimit), an associated letter of credit facility of up to $80.0 million, and separate letter of credit facilities of up to $42.5 million in the aggregate.  The line of credit bore interest at the base rate plus 3.0% or LIBOR plus 4.0%, at our election, and was scheduled to mature on May 15, 2009.  We were required to pay fees ranging from 2.5% to 4.0% of the amount of any outstanding letters of credit issued under the associated letter of credit facility and are required to pay a fee of 2.5% of the amount of any outstanding letters of credit issued under the separate letter of credit facilities.

As of December 31, 2008, $159.5 million was drawn on the revolving loan facility and $149.7 million of letters of credit had been issued under our letter of credit facilities.  Included in the $149.7 million of letters of credit outstanding at December 31, 2008 is $32.2 million of duplicative letters of credit posted with counterparties that were in process of being returned.  As of February 27, 2009, these duplicative letters of credit were returned and are no longer outstanding.

Refinancing of Existing Line of Credit

We recently refinanced our line of credit by (i) entering into unsecured facilities with a financial institution providing for up to $48.5 million of letters of credit in the aggregate and (ii) entering into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and book manager, and the several lenders from time to time parties thereto. The amended credit agreement amended and restated our existing $245.0 million secured line of credit and terminated the associated $80.0 million letter of credit facility.

The amended credit agreement consists of a $230.0 million revolving loan facility with a $25.0 million letter of credit sublimit and is scheduled to mature on August 31, 2010.  Pursuant to the terms of the amended credit agreement, we will be required to make mandatory prepayments of (a) 65% of our Excess Cash Flow (as defined in the amended credit agreement) for each fiscal quarter beginning with the first fiscal quarter of 2009, (b) 85% of our net cash proceeds from refinancings, (c) 100% of our net cash proceeds from the issuance of equity (subject to certain exceptions), and (d) 100% of our net cash proceeds from asset dispositions (subject to certain exceptions and limited to 85% in the case of sale-leaseback transactions and dispositions of joint venture interests).  The revolving loan commitment will be permanently reduced in a corresponding amount in connection with each mandatory prepayment, provided the commitment reduction with respect to any issuance of equity is limited to 65% of such net cash proceeds.  To the extent that the revolving loan commitment has not been permanently reduced either voluntarily or as a result of mandatory prepayments, the revolving loan commitment will be further reduced as of the dates below to the following aggregate amounts:

March 31, 2009	$220.0 million
June 30, 2009	$200.0 million
September 30, 2009	$180.0 million
December 31, 2009	$155.0 million
March 31, 2010	$130.0 million
June 30, 2010	$75.0 million

Pursuant to the terms of the amended credit agreement, certain of our subsidiaries, as guarantors, will guarantee our obligations under the amended credit agreement and the other loan documents.  Further, in connection with the amended credit agreement, (i) the company and certain guarantors executed and delivered a Pledge Agreement in favor of the administrative agent for the banks and other financial institutions from time to time parties to the amended credit agreement, pursuant to which such guarantors pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the amended credit agreement and the other loan documents and (ii) certain guarantors granted mortgages and executed and delivered a Security Agreement, in each case, in favor of the administrative agent for the banks and other financial institutions from time to time parties to the amended credit agreement encumbering certain real and personal property of such guarantors.  The collateral includes, among other things, certain real property and related personal property owned by the guarantors, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing.

At our option, amounts drawn under the revolving loan facility will generally bear interest at either (i) LIBOR plus a margin of 7.0% or (ii) the greater of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin of 7%.  For purposes of determining the interest rate, in no event shall the base rate or LIBOR be less than 3.0%.  In connection with the loan commitments, we will pay a quarterly commitment fee of 1.0% per annum on the average daily amount of undrawn funds.  We will also be required to pay a fee equal to 7.0% of the amount of any issued and outstanding letters of credit; provided, with respect to drawable amounts that have been cash collateralized, the letter of credit fee shall be payable at a rate per annum equal to 2.0%.

The proceeds of the loans under the amended credit agreement will be used to refinance our existing indebtedness under the existing credit agreement and to provide ongoing working capital and for other general corporate purposes.

The amended credit agreement contains typical representations and covenants for loans of this type, including restrictions on our ability to pay dividends, make distributions, make acquisitions, incur capital expenditures, incur new liens, or repurchase shares of our common stock. The amended credit agreement also contains financial covenants, including covenants with respect to maximum consolidated adjusted leverage, minimum consolidated fixed charge coverage, minimum tangible net worth, and maximum total capital expenditures.  A violation of any of these covenants (including any failure to remain in compliance with any financial covenants contained therein) could result in a default under the amended credit agreement, which would result in termination of all commitments and loans under the amended credit agreement and all other amounts owing under the amended credit agreement and certain other loan agreements becoming immediately due and payable.

After giving effect to the amended credit facility and other transactions completed subsequent to year-end, as of February 27, 2009, we have an available secured line of credit of $230.0 million (including a $25.0 million letter of credit sublimit) and separate letter of credit facilities of up to $48.5 million in the aggregate.  As of February 27, 2009, $195.0 million was drawn on the revolving loan facility and $71.7 million of letters of credit had been issued under our letter of credit facilities.

Since the amended credit facility matures on August 31, 2010, amounts drawn against the line of credit as of December 31, 2008 have been classified as a long-term liability on the consolidated balance sheet to the extent of the revolving loan commitment availability under the amended credit facility at December 31, 2009, with the $4.5 million remaining amount classified as a current liability.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2008.

		Payments Due by Twelve Months Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
	(dollars in thousands)
Contractual Obligations:
Long-term debt obligations(1)(2)(3)	$2,685,190	$109,433	$259,914	$529,471	$923,466	$500,087	$362,819
Capital lease obligations(1)	531,825	46,710	48,792	50,101	49,154	48,418	288,650
Operating lease obligations(4)	2,679,422	261,890	264,482	267,517	268,400	262,032	1,355,101
Refundable entrance fee obligations(5)	206,461	25,808	25,808	25,808	25,808	25,808	77,421
Total contractual obligations	$6,102,898	$443,841	$598,996	$872,897	$1,266,828	$836,345	$2,083,991

Total commercial construction commitments	$66,585	$61,480	$5,105	$—	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2008 rate after giving effect to in-place interest rate swaps.

(2)	$131.0 million has been classified beyond its 2009 initial maturity date to 2011 due to our unilateral option to extend the initial maturity date.

(3)
Includes the following amounts of scheduled principal payments due on such long-term debt obligations for the respective periods: $2,234,489 in total; $13,072 in 2009 (inclusive of the current portion of the line of credit of $4,453, which was refinanced in February 2009); $166,742 in 2010 (inclusive of the long term portion of the line of credit of $155,000, which was refinanced in February 2009); $452,564 in 2011; $868,358 in 2012; $476,254 in 2013; and $257,499 thereafter.

(4)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2008 rate.

(5)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $149.7 million as of December 31, 2008.  Included in the $149.7 million of letters of credit outstanding at December 31, 2008 is $32.2 million of duplicative letters of credit posted with counterparties that were in process of being returned.  As of February 27, 2009, these duplicative letters of credit were returned and are no longer outstanding.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

We have two principal corporate-level indebtednesses:  our $230.0 million amended credit facility and our unsecured facilities providing for up to $48.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

As of December 31, 2008, 2007 and 2006, our outstanding property-level secured debt and capital leases were $2.4 billion, $2.1 billion and $1.7 billion, respectively.

During 2008, we incurred $547.3 million of additional property-level debt primarily related to the financing of acquisitions, the expansion of certain communities and the releveraging of certain assets.  Approximately $158.5 million of the new debt was issued at a variable interest rate (subject to hedge agreements that may effectively cap or convert the debt to a fixed rate) and the remaining $388.8 million was issued at a fixed interest rate.  Refer to the notes to the consolidated financial statements for a detailed discussion of the new debt and related terms.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and our lease security deposits with cash and letters of credit aggregating $10.9 million and $64.3 million, and $7.7 million and $36.4 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

Long-Term Leases

As of December 31, 2008, we have 358 communities under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

Two portfolio leases have or had a floating-rate debt component built into the lease payments.  We acquired one of the portfolios on December 30, 2005.  Prior to the acquisition, the lease payment was a pass through of debt service, which includes $100.8 million of floating rate tax-exempt debt that was credit enhanced by Fannie Mae.  Our variable rate exposure under this lease is partially hedged through an interest rate cap.  The second lease includes $96.5 million of variable rate mortgages and/or tax exempt debt that is credit enhanced by Freddie Mac.

For the year ended December 31, 2008, our minimum annual cash lease payments for our capital/financing leases and operating leases were $44.5 million and $251.9 million, respectively.

As of December 31, 2008, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge lease coverage.

Hedging

In the normal course of business, we use a variety of financial instruments to hedge interest rate risk.  We have historically entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.   Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  During 2008, we posted approximately $39.0 million of cash collateral.  We have recently taken a number of steps to reduce this risk.  In particular, during 2008, we terminated a number of interest rate swaps with an aggregate notional amount of $1.1 billion and purchased $445.2 million in aggregate notional amount of interest rate caps, which do not require the posting of cash collateral.  Furthermore, during 2008, we obtained $37.6 million of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of December 31, 2008, we have $670.5 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets, $314.2 million in aggregate notional amount of swaps that require cash collateralization and $119.8 million of variable rate debt that is not subject to any cap or swap agreements.

All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value.

The following table summarizes our swap instruments at December 31, 2008 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	5.0 years
Estimated liability fair value (included in other liabilities at December 31, 2008)	$(20,931)
Estimated asset fair value (included in other assets at December 31, 2008)	$—

The following table summarizes our cap instruments at December 31, 2008 (dollars in thousands):

Current notional balance	$670,521
Highest possible notional	$670,521
Lowest interest cap rate	4.96%
Highest interest cap rate	6.50%
Average fixed cap rate	6.02%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	4.0 years
Estimated liability fair value (included in other liabilities at December 31, 2008)	$—
Estimated asset fair value (included in other assets at December 31, 2008)	$350

Impacts of Inflation

Resident fees from the communities we own or lease and management fees from communities we manage for third parties are our primary sources of revenue. These revenues are affected by the amount of monthly resident fee rates and community occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our communities operate. Substantially all of our retirement center, assisted living, and CCRC residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than every 12 or 13 months thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the facilities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

At December 31, 2008, approximately $1.1 billion of our indebtedness, excluding our line of credit, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate swaps and interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our line of credit.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line rent expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees; and

•	non-cash compensation expense;

and including:

•	entrance fee receipts and refunds.

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

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization (including non-cash impairment charges), straight-line rent expense (income), taxation and interest expense associated with our capital structure.  This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis.  Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years Ended December 31, (1)
	2008	2007(2)(3)	2006(2)
Net loss	$(373,241)	$(161,979)	$(108,087)
Benefit for income taxes	(86,731)	(101,260)	(38,491)
Other non-operating income	(1,708)	(402)	—
Minority interest	—	(393)	671
Equity in loss of unconsolidated ventures	861	3,386	3,705
Loss on extinguishment of debt	3,052	2,683	1,526
Interest expense Debt	119,853	114,518	74,133
Capitalized lease obligation	27,536	29,473	23,561
Amortization of deferred financing costs	9,707	7,064	5,061
Change in fair value of derivatives and amortization	68,146	73,222	38
Interest income	(7,618)	(7,519)	(6,810)
Loss from operations	(240,143)	(41,207)	(44,693)
Depreciation and amortization	276,202	299,925	188,129
Goodwill and asset impairment	220,026	—	—
Straight-line lease expense	20,585	25,439	24,699
Amortization of deferred gain	(4,342)	(4,342)	(4,345)
Amortization of entrance fees	(22,025)	(19,241)	(8,149)
Non-cash compensation expense	28,937	20,113	26,612
Entrance fee receipts(4)	42,472	45,249	27,556
Entrance fee disbursements	(19,150)	(19,557)	(9,188)
Adjusted EBITDA	$302,562	$306,379	$200,621

__________

(1)
The calculation of Adjusted EBITDA includes merger, integration, and hurricane and named tropical storms expense as well as other non-recurring and acquisition transition costs totaling $24.3 million, $19.0 million and $16.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The 2008 amount includes the effect of the $8.0 million reserve established for certain litigation (Note 21).

(2)
Adjusted EBITDA for the years ended December 31, 2007 and 2006 includes a non-cash benefit of $0.3 million and $4.1 million, respectively, related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

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

(4)	Includes the receipt of refundable and nonrefundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years Ended December 31,(1)
	2008	2007(2)(3)	2006(2)
Net cash provided by operating activities	$136,767	$199,662	$85,912
Changes in operating assets and liabilities	25,865	(36,571)	17,936
Refundable entrance fees received (4)	19,871	25,919	14,760
Entrance fee refunds disbursed	(19,150)	(19,557)	(9,188)
Recurring capital expenditures	(27,312)	(25,048)	(23,518)
Lease financing debt amortization with fair market value or no purchase options	(6,691)	(5,594)	(2,213)
Reimbursement of operating expenses and other	794	4,430	5,000
Cash From Facility Operations	$130,144	$143,241	$88,689

(1)
The calculation of CFFO includes merger, integration, and hurricane and named tropical storms expense as well as other non-recurring and acquisition transition costs totaling $24.3 million, $19.0 million and $16.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The 2008 amount includes the effect of the $8.0 million reserve established for certain litigation (Note 21).

(2)	The December 31, 2007 and 2006 amounts have been reclassified to conform to the modified definition of CFFO used during the year ended December 31, 2008.
(3)
CFFO for the year ended December 31, 2007 includes $7.0 million of charges to facility operating expenses in the quarter ended December 31, 2007, which relates to our desire to conform our policies across all of our platforms including $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.

(4)
Total entrance fee receipts for the year ended December 31, 2008, 2007 and 2006 were $42.5 million, $45.2 million and $27.6 million, respectively, including $22.6 million, $19.3 million and $12.8 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock compensation expense;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years Ended December 31,
	2008	2007(1)(2)	2006(1)
Net loss	$(373,241)	$(161,979)	$(108,087)
Loss on discontinued operations	—	—	—
Benefit for income taxes	(86,731)	(101,260)	(38,491)
Other non-operating income	(1,708)	(402)	—
Minority interest	—	(393)	671
Equity in loss of unconsolidated ventures	861	3,386	3,705
Loss on extinguishment of debt	3,052	2,683	1,526
Interest expense
Debt	119,853	114,518	74,133
Capitalized lease obligation	27,536	29,473	23,561
Amortization of deferred financing costs	9,707	7,064	5,061
Change in fair value of derivatives and amortization	68,146	73,222	38
Interest income	(7,618)	(7,519)	(6,810)
Loss from operations	(240,143)	(41,207)	(44,693)
Depreciation and amortization	276,202	299,925	188,129
Goodwill and asset impairment	220,026	—	—
Facility lease expense	269,469	271,628	228,779
General and administrative (including non-cash stock compensation expense)	140,919	138,013	117,897
Amortization of entrance fees	(22,025)	(19,241)	(8,149)
Management fees	(6,994)	(6,789)	(5,617)
Facility Operating Income	$637,454	$642,329	$476,346

__________

(1)
Facility Operating Income for the years ended December 31, 2007 and 2006 includes a non-cash benefit of $0.3 million and $4.1 million, respectively, related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

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

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2008, excluding our line of credit and capital and financing lease obligations, we had approximately $932.9 million of fixed rate debt, of which $930.1 is classified as long-term, $1.1 billion of variable rate debt, of which $1.0 billion is classified as long-term, and $318.4 million of capital and financing lease obligations. As of December 31, 2008, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 4.91%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2008, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of December 31, 2008, $1.3 billion, or 61.9%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of December 31, 2008, $670.5 million, or 32.3%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.  The remaining $119.8 million, or 5.8%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $7.8 million, $38.8 million and $48.9 million, respectively.

As noted above, we have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds a specified threshold.  A change in the interest rates of 25 basis points would impact our cash or other collateral by $1.6 million.

Item 8.                  Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2009

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$53,973	$100,904
Cash and escrow deposits – restricted	86,723	76,962
Accounts receivable, net	91,646	66,807
Deferred tax asset	14,677	13,040
Prepaid expenses and other current assets, net	33,766	34,122
Total current assets	280,785	291,835
Property, plant and equipment and leasehold intangibles, net	3,694,784	3,760,453
Cash and escrow deposits – restricted	29,988	17,989
Investment in unconsolidated ventures	28,420	41,520
Goodwill	109,967	325,453
Other intangible assets, net	231,589	260,534
Other assets, net	73,725	113,838
Total assets	$4,449,258	$4,811,622
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$158,476	$18,007
Current portion of line of credit	4,453	—
Trade accounts payable	29,105	37,137
Accrued expenses	170,366	156,253
Refundable entrance fees and deferred revenue	253,647	254,582
Tenant security deposits	29,965	31,891
Dividends payable	—	51,897
Total current liabilities	646,012	549,767
Long-term debt, less current portion	2,235,000	2,119,217
Line of credit, less current portion	155,000	198,000
Deferred entrance fee revenue	76,410	77,477
Deferred liabilities	135,947	119,726
Deferred tax liability	178,647	266,583
Other liabilities	61,641	61,314
Total liabilities	3,488,657	3,392,084
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value, 50,000,000 shares authorized at December 31, 2008 and 2007; no shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 2008 and 2007; 106,467,764 and 104,962,211 shares issued and 105,256,463 and 104,962,211 outstanding (including 3,542,801 and 3,020,341 unvested restricted shares), respectively	1,053	1,050
Additional paid-in-capital	1,690,851	1,752,581
Treasury stock, at cost; 1,211,301 shares at December 31, 2008	(29,187)	—
Accumulated deficit	(700,720)	(332,692)
Accumulated other comprehensive loss	(1,396)	(1,401)
Total stockholders’ equity	960,601	1,419,538
Total liabilities and stockholders’ equity	$4,449,258	$4,811,622

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenue
Resident fees	$1,921,060	$1,832,507	$1,304,296
Management fees	6,994	6,789	5,617
Total revenue	1,928,054	1,839,296	1,309,913
Expense
Facility operating expense (excluding depreciation and amortization of $195,517, $222,315 and $159,349, respectively)	1,256,781	1,170,937	819,801
General and administrative expense (including non-cash stock-based compensation expense of $28,937, $20,113 and $26,612, respectively)	140,919	138,013	117,897
Hurricane and named tropical storms expense	4,800	—	—
Facility lease expense	269,469	271,628	228,779
Depreciation and amortization	276,202	299,925	188,129
Goodwill and asset impairment	220,026	—	—
Total operating expense	2,168,197	1,880,503	1,354,606
Loss from operations	(240,143)	(41,207)	(44,693)

Interest income	7,618	7,519	6,810
Interest expense
Debt	(147,389)	(143,991)	(97,694)
Amortization of deferred financing costs	(9,707)	(7,064)	(5,061)
Change in fair value of derivatives and amortization	(68,146)	(73,222)	(38)
Loss on extinguishment of debt	(3,052)	(2,683)	(1,526)
Equity in loss of unconsolidated ventures	(861)	(3,386)	(3,705)
Other non-operating income	1,708	402	—
Loss before income taxes	(459,972)	(263,632)	(145,907)
Benefit for income taxes	86,731	101,260	38,491
Loss before minority interest	(373,241)	(162,372)	(107,416)
Minority interest	—	393	(671)
Net loss	$(373,241)	$(161,979)	$(108,087)

Basic and diluted loss per share	$(3.67)	$(1.60)	$(1.34)
Weighted average shares used in computing basic and diluted loss per share	101,667	101,511	80,842
Dividends declared per share	$0.75	$1.95	$1.55

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2006	65,007	$650	$690,950	$—	$(62,626)	$1,429	$630,403
Dividends	—	—	(134,224)	—	—	—	(134,224)
Compensation expense related to restricted stock grants	—	—	26,612	—	—	—	26,612
Issuance of common stock from equity offering and to employees, net	36,026	360	1,351,268	—	—	—	1,351,628
Issuance of common stock from vested restricted stock grants	228	3	(3)	—	—	—	—
Unvested restricted stock	3,282	33	(33)	—	—	—	—
Net loss	—	—	—	—	(108,087)	—	(108,087)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	(393)	(393)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Unrealized loss on derivative, net of tax	—	—	—	—	—	(2,247)	(2,247)
Unrealized loss on investments	—	—	—	—	—	(56)	(56)
Balances at December 31, 2006	104,543	1,046	1,934,570	—	(170,713)	(891)	1,764,012
Dividends	—	—	(202,136)	—	—	—	(202,136)
Compensation expense related to restricted stock grants	—	—	20,113	—	—	—	20,113
Net loss	—	—	—	—	(161,979)	—	(161,979)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	(1,680)	(1,680)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Unrealized loss on derivative, net of tax	—	—	—	—	—	125	125
Other	419	4	34	—	—	669	707
Balances at December 31, 2007	104,962	1,050	1,752,581	—	(332,692)	(1,401)	1,419,538
Dividends	—	—	(77,559)	—	—	—	(77,559)
Compensation expense related to restricted stock grants	—	—	28,937	—	—	—	28,937
Net loss	—	—	—	—	(373,241)	—	(373,241)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	262	262
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Purchase of Treasury Stock	—	—	—	(29,187)	—	—	(29,187)
Deconsolidation of an entity pursuant to FIN 46(R)	—	—	(13,287)	—	5,212	—	(8,075)
Other	294	3	179	—	1	(633)	(450)
Balances at December 31, 2008	105,256	$1,053	$1,690,851	$(29,187)	$(700,720)	$(1,396)	$960,601

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net loss	$(373,241)	$(161,979)	$(108,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non cash portion of loss on extinguishment of debt	3,052	2,683	1,526
Depreciation and amortization	285,909	306,989	193,190
Goodwill and asset impairment	220,026	—	—
Minority interest	—	(393)	671
(Gain) loss on sale of assets	(2,131)	(457)	123
Equity in loss of unconsolidated ventures	861	3,386	3,705
Distributions from unconsolidated ventures from cumulative share of net earnings	3,752	1,521	336
Amortization of deferred gain	(4,342)	(4,342)	(4,345)
Amortization of entrance fees	(22,025)	(19,241)	(8,149)
Proceeds from deferred entrance fee revenue	22,601	19,330	12,796
Deferred income tax benefit	(89,498)	(103,180)	(39,267)
Change in deferred lease liability	20,585	25,439	24,699
Change in fair value of derivatives and amortization	68,146	73,222	38
Non cash stock-based compensation	28,937	20,113	26,612
Changes in operating assets and liabilities:
Accounts receivable, net	(25,150)	(6,134)	(23,022)
Prepaid expenses and other assets, net	(14,850)	14,783	6,598
Accounts payable and accrued expenses	15,428	21,512	(4,156)
Tenant refundable fees and security deposits	(1,293)	6,410	2,644
Net cash provided by operating activities	136,767	199,662	85,912
Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	3,481	2,620	9,144
(Increase) decrease in cash and escrow deposits – restricted	(21,760)	(15,002)	35,555
Net proceeds from sale of property, plant and equipment	—	6,700	—
Distributions received from unconsolidated ventures	3,916	2,038	1,240
Additions to property, plant and equipment, and leasehold intangibles, net of related payables	(189,028)	(169,556)	(68,313)
Acquisition of assets, net of related payables and cash received	(6,731)	(172,101)	(1,968,391)
Payment on (issuance of) notes receivable, net	39,362	(11,133)	(9,850)
Investment in unconsolidated ventures	(2,779)	(1,985)	(2,071)
Proceeds from sale of business	2,935	—	—
Proceeds from sale of unconsolidated venture	4,165	—	—
Net cash used in investing activities	(166,439)	(358,419)	(2,002,686)
Cash Flows from Financing Activities
Proceeds from debt	511,344	591,524	743,190
Repayment of debt and capital lease obligation	(255,489)	(115,253)	(230,177)
Buyout of capital lease obligation	—	(51,114)	—
Proceeds from line of credit	339,453	671,500	378,500
Repayment of line of credit	(378,000)	(637,000)	(215,000)
Payment of dividends	(129,455)	(196,827)	(104,183)
Payment of financing costs, net of related payables	(14,292)	(14,012)	(22,404)
Cash portion of loss on extinguishment of debt	(1,240)	(2,040)	—
Other	(2,974)	(1,010)	—
Refundable entrance fees:
Proceeds from refundable entrance fees	19,871	25,919	14,760
Refunds of entrance fees	(19,150)	(19,557)	(9,188)

Recouponing and payment of swap termination	(58,140)	(60,503)	—
Proceeds from issuance of common stock, net	—	—	1,354,063
Costs incurred related to initial public and follow-on equity offerings	—	—	(2,435)
Purchase of treasury stock	(29,187)	—	—
Net cash (used in) provided by financing activities	(17,259)	191,627	1,907,126
Net (decrease) increase in cash and cash equivalents	(46,931)	32,870	(9,648)
Cash and cash equivalents at beginning of year	100,904	68,034	77,682
Cash and cash equivalents at end of year	$53,973	$100,904	$68,034

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was formed as a Delaware corporation on June 28, 2005. Under its Certificate of Incorporation, the Company was initially authorized to issue up to 5,000,000 shares of common stock and 5,000,000 shares of preferred stock. On September 30, 2005, the Company’s Certificate of Incorporation was amended and restated to authorize up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.

 Acquisition of American Retirement Corporation

On July 25, 2006, the acquisition of American Retirement Corporation (“ARC”) was completed.  Under the terms of the merger agreement, BSL acquired all outstanding shares of ARC for an aggregate purchase price of approximately $1.2 billion, or $33.00 per share, in cash, plus the assumption of $268.3 million of debt and capitalized lease obligations (the “ARC Merger”). In connection with the ARC Merger, RIC Coinvestment Fund LP (the “Investor”), a fund managed by an affiliate of Fortress Investment Group (“FIG”), committed to purchase up to $1.3 billion in the aggregate of the Company’s common stock at a price of $36.93 per share. Prior to closing the ARC Merger, the right to reduce the Investor’s commitment to $650.0 million was exercised and on July 25, 2006, the Company issued the Investor 17,600,867 shares of common stock at $36.93 per share for aggregate net proceeds of $650.0 million. The acquisition of ARC was recorded using the purchase method and the purchase price was allocated to ARC’s assets and liabilities based on their estimated fair values.

On July 25, 2006, a follow-on equity offering was completed, pursuant to which 17,721,519 primary shares were issued and sold, and an existing stockholder, Health Partners, which is an affiliate of Capital Z Partners, sold 4,399,999 shares (including 2,885,415 shares pursuant to the option granted by Health Partners to the underwriters to purchase up to an additional 2,885,415 shares of common stock to cover over-allotments). The shares were issued at a price of $39.50 per share. The Company did not receive any proceeds from the shares sold by Health Partners. In addition, in connection with the acquisition of ARC, certain employees of ARC purchased 475,681 shares of common stock at $38.07 per share. Additional compensation expense of $0.7 million was recorded based on the difference between the $38.07 purchase price and the stock price of BSL on the date of the purchase.  In connection with the follow-on equity offering, net proceeds of approximately $672.8 million, after deducting an aggregate of $24.5 million in underwriting discounts and commissions paid to the underwriters and $2.4 million in other direct expenses incurred in connection with the offering was received by the Company. Funds managed by affiliates of FIG, which beneficially owned approximately 65% of the Company’s common stock prior to the consummation of the offering, did not sell any shares in the offering and after completion of the offering continued to own approximately 60% of the outstanding shares of the Company’s common stock.

2.       Summary of Significant Accounting Policies

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The significant accounting policies are summarized below:

Principles of Consolidation

The consolidated financial statements include BSL and its wholly-owned subsidiaries Brookdale Living Communities, Inc. (“BLC”), Brookdale Senior Living Communities, Inc. (formerly known as Alterra Healthcare Corporation) (“Alterra”), Fortress CCRC Acquisition LLC (“Fortress CCRC”) and ARC. In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (“VIE”) as defined in the Interpretation. A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s losses and/or receive a majority of expected residual returns, if they occur. As of December 31, 2008 and 2007, the Company had no communities considered VIEs which were consolidated pursuant to FIN 46R.  Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operations, are accounted for by the equity method.

The results of facilities and companies acquired are included in the consolidated financial statements from the effective date of the respective acquisition. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates are used for, but not limited to, the evaluation of asset impairments, the accounting for future service obligations, self-insurance reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, income taxes and any contingencies.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $63.4 million and $69.7 million at December 31, 2008 and 2007, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue are classified as current liabilities.

The non-refundable portion of entrance fees expected to be earned and recognized in revenue in one year is recorded as a current liability.  The balance of the non-refundable portion is recorded as a long-term liability.

Community Fees

Substantially all community fees received are non-refundable and are recorded initially as deferred revenue.  The deferred amounts, including both the deferred revenue and the related direct resident lease origination costs, are amortized over the estimated stay of the resident which is consistent with the implied contractual terms of the resident lease.

Management Fees

Management fee revenue is recorded as services are provided to the owners of the communities. Revenues are determined by an agreed upon percentage of gross revenues (as defined).

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The Company allocates the purchase price of communities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

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

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of $2,552.9 million and $2,335.2 million as of December 31, 2008 and 2007, respectively.  The fair value of debt as of December 31, 2008 was $2,423.5 million.  As of December 31, 2007, the fair value of the long-term debt approximated its book value.

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

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations (Note 16).

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased.

Cash and Escrow Deposits - Restricted

Cash and escrow deposits - restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2008	2007
Current:
Real estate taxes	$35,855	$35,216
Tenant security deposits	10,175	10,967
Replacement reserve and other	40,693	30,779
Subtotal	86,723	76,962
Long term:
Insurance reserves	11,346	8,025
Debt service and other deposits	18,642	9,964
Subtotal	29,988	17,989
Total	$116,711	$94,951

As of December 31, 2008 and 2007, ten and nine communities, respectively, located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act.  As of December 31, 2008 and 2007, required deposits were $20.8 million and $15.5 million, respectively, all of which were made in the form of letters of credit.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company’s estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $13.3 million and $15.5 million as of December 31, 2008 and 2007, respectively.  The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Approximately 86.2% and 13.8% of the Company’s resident and healthcare revenues for the year ended December 31, 2008 were derived from private pay customers and services covered by various third-party payor programs, including Medicare and Medicaid, respectively.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued when assessed (without regard to when the assessment is paid or withheld).  Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

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

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.  These cash flow projections are based upon a number of estimates and assumptions.  Acquired intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.  The evaluation of impairment is based upon a comparison of the carrying amount of the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired.  The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Amortization of the Company’s definite lived intangible assets are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Facility purchase options	40
Management contracts and other	3 – 5

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), in connection with initial grants of restricted stock effective August 2005, which were converted into shares of the Company’s restricted stock on September 30, 2005 in connection with the Company’s formation transaction. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

Certain of the Company’s employee stock awards vest only upon the achievement of performance targets. SFAS No. 123R requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

On October 1, 2006, the Company elected to discontinue hedge accounting prospectively for the previously designated swap instruments. Consequently, the net gains and losses accumulated in other comprehensive income at that date of $1.3 million related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt payments. In the future, if the underlying hedged debt is extinguished or refinanced, the remaining unamortized gain or loss in accumulated other comprehensive income will be recognized in net income. Although hedge accounting was discontinued on October 1, 2006, some of the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet and the change in fair value beginning October 1, 2006 has been included in the statements of operations.

Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

Obligation to Provide Future Services

Annually, the Company calculates the present value of the net cost of future services and the use of communities to be provided to current residents of certain of its CCRCs and compares that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services and the use of communities exceeds the non-refundable deferred revenue from entrance fees, a liability is recorded (obligation to provide future services and use of communities) with a corresponding charge to income.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company’s current policy provides for deductibles for each and every claim ($3.0 million on or prior to December 31, 2008 and $250,000 effective January 1, 2009).  As a result, the Company is, in effect, self-insured for most claims. In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Community Leases

The Company, as lessee, makes a determination with respect to each of the community leases whether each should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by

SFAS No. 13, Accounting for Leases, in the assumed lease agreement. Payments made under operating leases are accounted for in the Company’s statement of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred. For communities under capital lease and lease financing obligation arrangements, a liability is established on the Company’s balance sheet representing the present value of the future minimum lease payments and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheet. The asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

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

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer. Under sale-leaseback accounting, the Company removes the community and related liabilities from the balance sheet. Gain on the sale is deferred and recognized as a reduction of rent expense for operating leases and a reduction of interest expense for capital leases.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Dividends

On December 30, 2008, the Company’s board of directors voted to suspend the Company’s quarterly cash dividend indefinitely.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosure about fair value measurements.  The Company adopted SFAS 157 as required effective January 1, 2008.  The adoption of SFAS 157 did not have a material effect on the consolidated financial statements.  See Note 16 in the notes to the consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  SFAS 159 is effective January 1, 2008, but the Company has decided not to adopt this optional standard.

In June 2007, the Emerging Issues Task Force (“EITF”) ratified EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in-capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  EITF 06-11 is effective for fiscal years after December 15, 2007 (Note 18).  EITF 06-11 will not have an effect on the Company so long as the Company is not paying dividends.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have a material impact on the consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and as a result is effective for the Company beginning January 1, 2009.  The Company does not expect the adoption of this FSP to have a material effect on the consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company will adopt SFAS 161 in January 2009 and does not expect the adoption to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  Adoption of FSP FAS 142-3 had no impact on the consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that SFAS 162 will result in a change in its current practices.

In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, Earnings per Share.  FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively.  FSP EITF 03-06-1 will not have an effect on the Company so long as the Company is not paying dividends.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”).  FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and became effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FAS 157-3 did not have a material impact on the consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.  Operating results of communities are reflected in the results of the segment in which they are classified as of the end of the period.  Prior period results are recast to conform to the current period-end roll-up of communities by segment.

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

During fiscal 2008, 2007 and 2006 the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock awards were antidilutive for the year and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock grants excluded from the calculations of diluted net loss per share was 1.7 million for the year ended December 31, 2008.

4.       Acquisitions

The Company’s financial results are impacted by the timing, size and number of acquisitions and leases the Company completes in a period. The number of facilities owned or leased by the Company decreased by one during the year ended December 31, 2008 and increased by three during the year ended December 31, 2007.  The number of facilities owned or leased was unchanged by the Company’s acquisition of joint venture partner interests, its acquisition of remaining portions of owned facilities and its acquisition of service businesses.  The results of facilities and companies acquired are included in the consolidated financial statements from the effective date of the acquisition.

2008 Acquisitions

During the year ended December 31, 2008 the Company purchased 11 home health agencies as part of its growth strategy for an aggregate purchase price of approximately $6.7 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible and recorded on the consolidated balance sheet under other intangible assets, net.

2007 Acquisitions

Seller	Closing Date	Purchase Price Excluding Fees, Expenses and Assumption of Debt (dollars in thousands)	Segment
McClaren Medical Management, Inc. and FP Flint, LLC	January 24, 2007	$3,900	Assisted Living
American Senior Living of Jacksonville-SNF, LLC	February 1, 2007	6,800	CCRCs
1st Choice Home Health, Inc.	February 15, 2007	3,000	CCRCs, Assisted Living and Retirement Centers
Health Care Property Investors, Inc.	February 28, 2007	9,500	Assisted Living
Chancellor Health Care of California L.L.C.	April 1, 2007	10,800	Retirement Centers
Seminole Nursing Pavilion and Seminole Properties	April 4, 2007	51,100	CCRCs
Cleveland Retirement Properties, LLC and Countryside ALF, LLC	April 18, 2007	102,000	CCRCs
Paradise Retirement Center, L.P.	May 31, 2007	15,300	Retirement Centers
Darby Square Property, Ltd and Darby Square Services, LLC	July 1, 2007	7,500	CCRCs
Health Care REIT, Inc.	August 31, 2007	9,800	Assisted Living
West Oak Associates, L.P.	October 12, 2007	3,900	Retirement Centers
Total 2007 Acquisitions		$223,600

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

On February 15, 2007, the Company acquired certain home health care assets for approximately $3.0 million. The purchase price was assigned entirely to intangible assets (Note 7).

On February 28, 2007, the Company acquired a previously leased facility in Richmond Heights, Ohio for approximately $9.5 million.

Effective as of April 1, 2007, the Company acquired the leasehold interests of three assisted living facilities located in California for approximately $10.8 million.

On April 4, 2007, the Company purchased the real property underlying an entrance fee continuing care retirement community located in Tampa, Florida for an aggregate purchase price of approximately $51.1 million. The community consists of retirement centers retirement apartments, a skilled nursing facility and an assisted living facility. The Company previously managed this community pursuant to a cash-flow management agreement and accounted for this community as a capital lease.

On April 18, 2007, the Company acquired two facilities located in Ohio and North Carolina for approximately $102.0 million. The facilities were previously operated by the Company under long term operating lease agreements.

On May 31, 2007, the Company acquired a facility in Phoenix, Arizona in which it held partnership interests for approximately $15.3 million.

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

On October 12, 2007, the Company acquired one facility located in Michigan in which it held partnership interests for approximately $3.9 million.

The above acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the associated assets and liabilities based on their estimated fair values. The Company has made purchase price allocations for these transactions resulting in approximately $3.1 million of intangible assets (Note 7) being recorded in the CCRCs segment.

5.       Investment in Unconsolidated Ventures

The Company had investments in unconsolidated joint ventures ranging from 10% to 25% in six entities for the year ended December 31, 2008 and from 10% to 49% in seven entities for the years ended December 31, 2007 and 2006.  The Company sold its investment in one joint venture during the third quarter of 2008 for $4.2 million, the loss on sale of which is reported in other non-operating income in the consolidated statements of operations.

Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, and for the years then ended are as follows (dollars in thousands):

	2008	2007	2006
Statement of Operations Data
Total revenue	$113,246	$133,103	$88,518
Expense
Facility operating expense	73,126	88,641	60,384
Depreciation and amortization	17,186	21,557	13,307
Interest expense	17,975	22,347	19,128
Other expense	2,475	2,959	4,616
Total expense	110,762	135,504	97,435
Interest income	3,932	1,717	339
Net income (loss)	$6,416	$(684)	$(8,578)

	2008	2007
Balance Sheet Data
Cash and cash equivalents	$5,662	$7,102
Property, plant and equipment, net	492,920	536,356
Other	132,261	123,492
Total assets	$630,843	$666,950
Accounts payable and accrued expenses	$108,441	$86,858
Long-term debt	335,678	304,688
Members’ equity	186,724	275,404
Total liabilities and members’ equity	$630,843	$666,950
Members’ equity consists of:
Invested capital	$288,376	$332,874
Cumulative net income (loss)	16,572	(10,719)
Cumulative distributions	(118,224)	(46,751)
Members’ equity	$186,724	$275,404

6.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2008 and 2007, net property, plant and equipment and leasehold intangibles, which include assets under capital leases, consisted of the following (dollars in thousands):

	2008	2007
Land	$253,453	$259,336
Buildings and improvements	2,624,544	2,585,751
Furniture and equipment	277,680	223,475
Resident and operating lease intangibles	607,256	596,623
Construction in progress	96,903	65,879
Assets under capital and financing leases	555,872	517,506
	4,415,708	4,248,570
Accumulated depreciation and amortization	(720,924)	(488,117)
Property, plant and equipment and leasehold intangibles, net	$3,694,784	$3,760,453

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the year ended December 31, 2008, the Company evaluated property, plant and equipment and leasehold intangibles for impairment.  Through December 31, 2008, $5.0 million of non-cash charges were recorded in the Company’s operating results and shown within goodwill and asset impairment in the accompanying consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to lower than expected performance of the underlying business.  Fair value was determined based upon the estimated fair value per unit of the underlying communities.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $242.8 million, $251.2 million and $155.1 million, respectively.

Future amortization expense for resident and operating lease intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2009	$44,029
2010	42,484
2011	40,700
2012	39,838

2013	37,949
Thereafter	150,227
Total	$355,227

7.       Goodwill and Other Intangible Assets, Net

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002 and tests goodwill for impairment annually or whenever indicators of impairment arise.  During the fourth quarter of fiscal 2008, the Company performed its annual impairment review of goodwill allocated to its operating segments.  This review resulted in a charge of $215.0 million related to goodwill recorded on the CCRC segment and is recorded as a component of operating results and shown within goodwill and asset impairment in the accompanying consolidated statement of operations.  The impairment charge is non-cash in nature.  The Company determined the fair value of the reporting unit based on estimates of future cash flows developed by management.  In determining the amount of goodwill impairment, the Company estimated fair value using estimated cash flows of the underlying businesses to value significant assets of the reporting unit.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and the Company’s stock price at December 31, 2008 compared with the Company’s stock price at September 30, 2008.  The Company also evaluated all long-lived depreciable assets using the same cash flow data used to evaluate goodwill and determined that the undiscounted cash flows exceeded the carrying value of the assets for all except for four communities within the Assisted Living segment.  As a result, a non-cash asset impairment charge of $5.0 million was recorded for the quarter ended December 31, 2008.  During the years ended December 31, 2007 and 2006, no goodwill impairments were recognized.

Following is a summary of changes in the carrying amount of goodwill for the year ended December 31, 2008 presented on an operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	CCRCs	Total
Balance at December 31, 2007	$7,642	$102,812	$214,999	$325,453
Impairment	—	—	(214,999)	(214,999)
Adjustments	(487)	—	—	(487)
Balance at December 31, 2008	$7,155	$102,812	$—	$109,967

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(6,457)	$141,225	$147,682	$(2,773)	$144,909
Management contracts and other	158,041	(77,807)	80,234	158,048	(45,822)	112,226
Home health licenses	10,130	—	10,130	3,399	—	3,399
Total	$315,853	$(84,264)	$231,589	$309,129	$(48,595)	$260,534

Amortization expense related to definite-lived intangible assets for the twelve months ended December 31, 2008, 2007 and 2006 was $35.7 million, $34.5 million and $14.1 million, respectively.

Estimated amortization expense related to intangible assets with definite lives at December 31, 2008, for each of the years in the five-year period ending December 31, 2013 and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2009	$35,268
2010	34,829
2011	21,208
2012	3,690
2013	3,690
Thereafter	122,774
Total	$221,459

8.       Other Assets

Other assets consist of the following components as of December 31, (dollars in thousands):

	2008	2007
Deferred costs	$25,244	$22,478
Notes receivable	22,168	59,528
Lease security deposits	19,561	23,042
Other	6,752	8,790
Total	$73,725	$113,838

9.       Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	December 31,
	2008	2007
Mortgage notes payable due 2009 through 2039; weighted average interest at rates of 5.33% in 2008 (weighted average interest rate 6.57% in 2007)	$1,246,204	$853,694
Mortgages payable, due from 2009 through 2038; weighted average interest rate of 8.38% for the four months ended April 30, 2008, the date of repayment (weighted average interest rate of 7.01% in 2007)	—	74,549
$150,000 Series A notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $7.0 million guaranty by BLC and a $3.0 million letter of credit	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.64% (weighted average interest rate of 5.64% in 2007), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012 secured by the underlying assets of the portfolio	212,407	212,407
Mortgages payable due 2010, bearing interest at LIBOR plus 2.25%, payable in monthly installments of interest only through the first quarter of 2008, the dates of repayment, secured by the underlying assets of the portfolio	—	105,756
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 4.40% and 5.03% at December 31, 2008 and 2007, respectively), due 2032 secured by the underlying assets of the portfolio, payable interest only until maturity	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.84% in 2008 (weighted average interest rate of 8.97% in 2007)	318,440	299,228
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s facilities and a $11.5 million guaranty by the Company	315,180	325,631

Construction financing due 2011 through 2023; weighted average interest rate of 6.02% in 2008 (weighted average interest rate of 8.5% in 2007)	50,404	2,379
Mezzanine loan payable to Brookdale Senior Housing, LLC joint venture with respect to The Heritage at Gaines Ranch facility, payable to the extent of all available cash flow (as defined)	—	12,739
Total debt	2,393,476	2,137,224
Less current portion	158,476	18,007
Total long-term debt	$2,235,000	$2,119,217

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2008 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2009	$139,619	$46,710	$186,329
2010	11,742	48,792	60,534
2011	321,564	50,101	371,665
2012	868,358	49,154	917,512
2013	476,254	48,418	524,672
Thereafter	257,499	288,650	546,149
Total obligations	2,075,036	531,825	2,606,861
Less amount representing interest (8.84%)	—	(213,385)	(213,385)
Total	$2,075,036	$318,440	$2,393,476

In accordance with applicable accounting pronouncements, as of December 31, 2008, the Company’s consolidated financial statements reflect approximately $158.5 million of non-recourse debt obligations due within the next 12 months.

Although certain of the Company’s debt obligations are scheduled to mature on or prior to December 31, 2009, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain non-recourse mortgages payable included in current maturities of debt until 2011, as the instruments associated with these mortgages payable provide that the Company can extend the respective maturity dates for up to two terms of 12 months each from the existing maturity dates.

In addition to the foregoing maturities, as of December 31, 2008, the Company had an available secured line of credit of $245.0 million (including a $70.0 million letter of credit sublimit), an associated letter of credit facility of up to $80.0 million, and separate letter of credit facilities of up to $42.5 million in the aggregate.  The line of credit bore interest at the base rate plus 3.0% or LIBOR plus 4.0%, at the Company’s election, and was scheduled to mature on May 15, 2009.  The Company was required to pay fees ranging from 2.5% to 4.0% of the amount of any outstanding letters of credit issued under the associated letter of credit facility and is required to pay a fee of 2.5% of the amount of any outstanding letters of credit issued under the separate letter of credit facilities.

As of December 31, 2008, $159.5 million was drawn on the revolving loan facility and $149.7 million of letters of credit had been issued under letter of credit facilities.  Included in the $149.7 million of letters of credit outstanding at December 31, 2008 is $32.2 million of duplicative letters of credit posted with counterparties that were in process of being returned.  As of February 27, 2009, these duplicative letters of credit were returned and are no longer outstanding.

On February 27, 2009, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and book manager, and the several lenders from time to time parties thereto. The amended credit agreement amended and restated the Company’s existing $245.0 million secured line of credit and terminated the associated $80.0 million letter of credit facility.

The amended credit agreement consists of a $230.0 million revolving loan facility with a $25.0 million letter of credit sublimit and is scheduled to mature on August 31, 2010.  Pursuant to the terms of the amended credit agreement, the Company will be required to make mandatory prepayments of (a) 65% of the Company’s Excess Cash Flow (as defined in the amended credit agreement) for each fiscal quarter beginning with the first fiscal quarter of 2009, (b) 85% of the Company’s net cash proceeds from refinancings, (c) 100% of the Company’s net cash proceeds from the issuance of equity (subject to certain exceptions), and (d) 100% of the Company’s net cash proceeds from asset dispositions (subject to certain exceptions and limited to 85% in the case of sale-leaseback transactions and dispositions of joint venture interests).  The revolving loan commitment will be permanently reduced in a corresponding amount in connection with each mandatory prepayment, provided the commitment reduction with respect to any issuance of equity is limited to 65% of such net cash proceeds.  To the extent that the revolving loan commitment has not been permanently reduced either voluntarily or as a result of mandatory prepayments, the revolving loan commitment will be further reduced as of the dates below to the following aggregate amounts:

March 31, 2009	$220.0 million
June 30, 2009	$200.0 million
September 30, 2009	$180.0 million
December 31, 2009	$155.0 million
March 31, 2010	$130.0 million
June 30, 2010	$75.0 million

Pursuant to the terms of the amended credit agreement, certain of the Company’s subsidiaries, as guarantors, will guarantee obligations under the amended credit agreement and the other loan documents.  Further, in connection with the amended credit agreement, (i) the Company and certain guarantors executed and delivered a Pledge Agreement in favor of the administrative agent for the banks and other financial institutions from time to time parties to the amended credit agreement, pursuant to which such guarantors pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of the Company’s obligations under the amended credit agreement and the other loan documents and (ii) certain guarantors granted mortgages and executed and delivered a Security Agreement, in each case, in favor of the administrative agent for the banks and other financial institutions from time to time parties to the amended credit agreement encumbering certain real and personal property of such guarantors.  The collateral includes, among other things, certain real property and related personal property owned by the guarantors, equity interests in certain of the Company’s subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing.

At the option of the Company, amounts drawn under the revolving loan facility will generally bear interest at either (i) LIBOR plus a margin of 7.0% or (ii) the greater of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin of 7%.  For purposes of determining the interest rate, in no event shall the base rate or LIBOR be less than 3.0%.  In connection with the loan commitments, the Company will pay a quarterly commitment fee of 1.0% per annum on the average daily amount of undrawn funds.  The Company will also be required to pay a fee equal to 7.0% of the amount of any issued and outstanding letters of credit; provided, with respect to drawable amounts that have been cash collateralized, the letter of credit fee shall be payable at a rate per annum equal to 2.0%.

The amended credit agreement contains typical representations and covenants for loans of this type, including restrictions on the Company’s ability to pay dividends, make distributions, make acquisitions, incur capital expenditures, incur new liens or repurchase shares of the Company’s common stock. The amended credit agreement also contains financial covenants, including covenants with respect to maximum consolidated adjusted leverage, minimum consolidated fixed charge coverage, minimum tangible net worth, and maximum total capital expenditures.  A violation of any of these covenants (including any failure to remain in compliance with any financial covenants contained therein) could result in a default under the amended credit agreement, which would result in termination of all commitments and loans under the amended credit agreement and all other amounts owing under the amended credit agreement and certain other loan agreements becoming immediately due and payable.

After giving effect to the amended credit facility and other transactions completed subsequent to year-end, as of February 27, 2009, the Company has an available secured line of credit of $230.0 million (including a $25.0 million letter of credit sublimit) and separate letter of credit facilities of up to $48.5 million in the aggregate.  As of February 27, 2009, $195.0 million was drawn on the revolving loan facility and $71.7 million of letters of credit had been issued under the letter of credit facilities.

Since the amended credit facility matures on August 31, 2010, amounts drawn against the line of credit as of December 31, 2008 have been classified as a long-term liability on the consolidated balance sheet to the extent of the revolving loan commitment availability under the amended credit facility at December 31, 2009, with the $4.5 million remaining amount classified as a current liability.

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

On April 4, 2008, the Company entered into a construction loan agreement for up to $99.0 million to finance a portion of construction on a previously acquired community.  As of December 31, 2008, $30.1 million has been drawn against this loan.  Future advances will be disbursed based on satisfaction of agreed upon conditions.  The note bears interest at the LIBOR rate or a base rate plus an applicable margin and is payable interest only with the principal due on April 4, 2013.  The loan is secured by the underlying property, with an additional loan commitment not to exceed $10.0 million.  In conjunction with the financing, the Company repaid $10.5 million of existing debt.

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

On October 21, 2008, the Company entered into a First Modification Agreement which extends the maturity date on $33.0 million of debt due on June 30, 2009 as of December 31, 2008 to June 30, 2011 and obtained the right to extend the maturity date for two additional one-year periods.  As such, the Company has recorded the debt as long-term as of December 31, 2008.

On January 30, 2009, the Company amended and restated a $52.6 million first mortgage loan, secured by the underlying properties, which was payable interest only through maturity in March 2009.  Pursuant to the amendment, the maturity date has been extended to March 31, 2011.  The amended and restated loan bears interest at LIBOR plus 4.0% and requires principal amortization.  In connection with the amendment, the Company made a $3.0 million payment to reduce the outstanding principal amount of the loan.  The loan has been classified as a long-term liability on the consolidated balance sheet other than the related principal amounts paid and scheduled to be paid in 2009 which have been classified as a current liability.

On February 25, 2009, the Company amended a $41.0 million first mortgage loan, secured by the underlying properties, which was payable interest only through maturity in June 2009.  Pursuant to the amendment, the maturity date has been extended to June 2011.  The amended loan is evidenced by two promissory notes, the first of which is in the principal amount of $26.0 million and bears interest at LIBOR plus 3.0%.  The second promissory note is in the amount of $15.0 million and bears interest at LIBOR plus 5.6%.  Both notes require principal amortization.  In connection with the amendment, the Company made a $2.0 million payment to reduce the outstanding principal amount of the loan.  The loan has been classified as a long-term liability on the consolidated balance sheet other than the related principal amounts paid and scheduled to be paid in 2009 which have been classified as a current liability.

As of December 31, 2008, the Company is in compliance with the financial covenants of its outstanding debt.

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold. Cash collateral pledged to the Company’s counterparty was $13.9 million and $5.0 million as of December 31, 2008 and 2007, respectively.

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

The following table summarizes the Company’s swap instruments at December 31, 2008 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	5.0 years
Estimated liability fair value (included in other liabilities at December 31, 2008)	$(20,931)
Estimated asset fair value (included in other assets at December 31, 2008)	$—

The following table summarizes the Company’s cap instruments at December 31, 2008 (dollars in thousands):

Current notional balance	$670,521
Highest possible notional	$670,521
Lowest interest cap rate	4.96%
Highest interest cap rate	6.50%
Average fixed cap rate	6.02%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	4.0 years
Estimated liability fair value (included in other liabilities at December 31, 2008)	$—
Estimated asset fair value (included in other assets at December 31, 2008)	$350

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

On October 1, 2006, the Company elected to discontinue hedge accounting prospectively for the previously designated swap instruments. Consequently, the net gains and losses accumulated in other comprehensive income at that date of $1.3 million related to the previously designated swap instruments are being amortized to interest expense over the life of the underlying hedged debt payments. In the future, if the underlying hedged debt is extinguished or refinanced, the remaining unamortized gain or loss in accumulated other comprehensive income will be recognized in net income. Although hedge accounting was discontinued on October 1, 2006, some of the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet and the change in fair value beginning October 1, 2006 has been included in the statements of operations.

During the year ended December 31, 2008, the Company terminated 23 swap and cap agreements with a total notional amount of $1.1 billion.  Notional amounts of $726.5 million were recouponed at more favorable interest rates and one new swap agreement with a notional amount of $108.5 million was entered into.  The Company also entered into two new interest rate cap agreements with a notional amount of $445.2 million.  In conjunction with these transactions, $58.6 million was paid to the respective counterparties and the Company recorded a $1.6 million receivable and a $0.4 million payable.  The Company recorded a $1.6 million reserve on the aforementioned receivable as the counterparty to the swap which originated the receivable has filed for protection under Chapter 11 of the Bankruptcy Code.  The reserve was included in the change in fair value of derivatives and amortization in the condensed consolidated statement of operations.

10.        Accrued Expenses

Accrued expenses consist of the following components as of December 31, (dollars in thousands):

	2008	2007
Salaries and wages	$43,346	$36,506
Real estate taxes	30,829	25,661
Insurance reserves	27,516	24,138
Vacation	18,504	18,737
Lease payable	7,952	7,913
Interest	7,397	6,881
Income taxes	2,005	2
Other	32,817	36,415
Total	$170,366	$156,253

11.       Facility Operating Leases

The Company has entered into sale leaseback and lease agreements with certain real estate investment trusts (REITs). Under these agreements facilities are either sold to the REIT and leased back or a long-term lease agreement is entered into for the facilities. The initial lease terms vary from 10 to 20 years and include renewal options ranging from 5 to 30 years.  The Company is responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of the Company’s lease arrangements are structured as master leases. Under a master lease, numerous facilities are leased through an indivisible lease.  The Company typically guarantees its performance and the lease payments under the master lease and is subject to net worth, minimum capital expenditure requirements per facility per annum and minimum lease coverage ratios.  Failure to comply with these covenants could result in an event of default.  Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

As of December 31, 2008 and 2007, the Company operated 358 and 357 facilities, respectively, under long-term leases (298 operating leases and 60 capital and financing leases at December 31, 2008).  The remaining base lease terms vary from 1.3 to 39 years and generally provide for renewal, extension and purchase options. The Company expects to renew, extend or exercise purchase options in the normal course of business; however, there can be no assurance that these rights will be exercised in the future.

One lease required posting of a lease security deposit in an interest bearing account at closing.  The lease security deposit will be released upon achieving certain lease coverage ratios.  The Company agreed to spend a minimum of $450 per unit per year on capital improvements of which the lessor will reduce the security deposit by the same amount up to $600 per unit, or $2.7 million per year. For the years ended December 31, 2008, 2007 and 2006, a release of $2.7 million, $2.4 million and $2.7 million, respectively, was received from the lease security deposit.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Cash basis payment	$253,226	$250,531	$208,425
Straight-line expense	20,585	25,439	24,699
Amortization of deferred gain	(4,342)	(4,342)	(4,345)
Facility lease expense	$269,469	$271,628	$228,779

12.       Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company’s estimate of expected losses plus incurred but not reported claims. As of December 31, 2008 and 2007, the Company accrued $56.7 million and $56.3 million for self-insured programs of which $29.2 million and $32.2 million is classified as long-term, respectively.  During 2007, the Company received a $4.2 million collateral recovery from an insurance carrier relating to an adjustment of an Alterra preconfirmation contingency.

The Company has secured self-insured retention risk under workers’ compensation and general liability and professional liability programs with cash and letters of credit aggregating $10.9 million and $64.3 million, and $7.7 million and $36.4 million as of December 31, 2008 and 2007, respectively.

13.       Retirement Plans

The Company maintains 401(k) Retirement Savings Plans for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  The Company makes matching contributions in amounts equal to 50% of the employee’s contribution to the plan, up to a maximum of 4.0% of contributed compensation.  Employees are always 100% vested in their own contributions and vest in the Company’s contributions over five years.  Contributions to these plans were $4.8 million, $3.6 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  These amounts are included in facility operating expense and general and administrative expense in the accompanying consolidated statements of operations.  Subsequent to December 31, 2008, the Company indefinitely suspended the matching contribution.

14.       Related Party Transactions

Pursuant to the terms of his employment agreement, BLC loaned approximately $2.0 million to Mark J. Schulte, the Company’s former Co-Chief Executive Officer and a current member of the Company’s Board of Directors.  In exchange, BLC received a ten-year, secured, non-recourse promissory note, which note bears interest at a rate of 6.09% per annum, of which 2.0% is payable in cash and of which the remainder accrues and is due at maturity on October 2, 2010. The note is secured by a portion of Mr. Schulte’s stock. There has been no modification to the terms of the loan since the date of enactment of the Sarbanes-Oxley Act of 2002.

During 2008, certain funds affiliated with Fortress Investment Group LLC became participating lenders under the Company’s previous revolving credit facility.  Immediately prior to the replacement of the previous credit facility, such funds, in the aggregate, were committed for $138.8 million of the $245.0 million line of credit limit.  Based on actual borrowings in effect immediately prior to the replacement of the previous credit facility, the Company was indebted to these funds in the aggregate amount of $108.6 million.  These Fortress funds are also participating lenders under the Company's amended credit facility.  In the aggregate, these funds are currently committed for $99.5 million of the $230.0 million line of credit limit.

15.        Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. The Company adopted SFAS 123R in connection with its initial grants of restricted stock effective August 2005, which were converted into BSL restricted stock on September 30, 2005.

On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of restricted securities to those participants selected by their board of directors. At September 30, 2005 these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share.  Pursuant to the plans, the awards vest through 2010.  As of December 31, 2008, 588,000 shares of unvested restricted stock issued under the plans were outstanding.

On October 14, 2005, the Company adopted a new equity incentive plan for its employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (“Incentive Plan”), which was approved by its stockholders on October

14, 2005. A total of 2,000,000 shares of common stock were initially reserved for issuance under the Incentive Plan; provided, however, that commencing on the first day of the fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance was increased by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year.  The maximum aggregate number of shares subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year may not exceed 400,000, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.

In connection with the ARC Merger, the Company’s board of directors approved an amendment to the Incentive Plan (the “Plan Amendment”) to reserve an additional 2,500,000 shares of common stock for issuance thereunder to satisfy (i) obligations to provide for certain purchases of common stock by ARC officers and employees and (ii) obligations to make corresponding grants of restricted shares of common stock under the Incentive Plan to those ARC officers and employees who purchased such shares of common stock pursuant to employment agreements and optionee agreements entered into in connection with the ARC Merger, and for such other grants that may be made from time to time pursuant to the Incentive Plan. Upon completion of the ARC Merger, the Company issued 475,681 shares of common stock to certain officers of ARC at $38.07 per share for aggregate proceeds of $18.1 million and granted the officers 475,681 shares of restricted stock at $48.00 per share. On May 12, 2006, funds managed by affiliates of Fortress Investment Group, which then held approximately 65% of the Company’s common stock, executed a written consent approving the Plan Amendment effective upon consummation of the ARC Merger. This consent constituted the consent of a majority of the total number of shares of outstanding common stock and was sufficient to approve the Plan Amendment.

On June 15, 2006, the Company registered 2,900,000 shares of common stock (2,500,000 shares of common stock in connection with the ARC Merger and 400,000 shares of common stock resulting from the automatic annual increase for fiscal year 2006), under the Incentive Plan. Pursuant to the automatic annual increase provisions of the Incentive Plan, an additional 400,000 shares of common stock became available for issuance on each of January 1, 2007, 2008 and 2009.

During 2006, the employee restricted stock plans described above were merged into the Incentive Plan. Certain participants receive dividends on unvested shares. Where participants do not receive dividends on unvested shares during the vesting period, the grant-date per share fair value has been reduced for the present value of the expected dividend stream during the vesting period. The shares are subject to certain transfer restrictions and may be forfeited upon termination of a participant's employment for any reason, absent a change in control of the Company.

On September 15, 2006, the Company entered into Separation and General Release Agreements (“Agreements”) with two officers that accelerated the vesting provision of a portion of their restricted stock grants upon satisfying certain conditions. As a result of the modification, the previous compensation expense related to these grants was reversed and a charge based on the fair value of the stock at the modification date will be recorded over the modified vesting period. The net impact of the adjustment was $4.1 million and $5.6 million of additional expense for the years ended December 31, 2007 and 2006, respectively.

On February 7, 2008, the Company entered into a Separation Agreement and General Release with an officer that accelerated the vesting provision of his restricted stock grants as of March 3, 2008 upon satisfying certain conditions.  As a result of the modification, the previous compensation expense related to these grants was reversed and a charge based on the fair value of the stock at the modification date was recorded over the modified vesting period.  The net impact of the adjustment was $2.7 million of additional expense for the year ended December 31, 2008.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. During the current year the Company reversed approximately $1.2 million of previously recognized compensation expense related to performance-based awards granted in 2006 and 2007.

The following table sets forth information about the Company’s restricted stock awards (amounts in thousands):

	Number of Shares
	2008	2007	2006
Outstanding on January 1,	3,020	3,282	2,168
Granted	1,975	662	1,548
Vested	(944)	(680)	(226)
Cancelled/forfeited	(508)	(244)	(208)
Outstanding on December 31,	3,543	3,020	3,282

As of December 31, 2008, there was approximately $49.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted average period of 2.24 years.

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share amounts):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2008	146	$19.62 – 25.95	$2,971
Three months ended June 30, 2008	263	20.76 – 24.31	6,332
Three months ended September 30, 2008	1,414	12.50 – 18.22	20,947
Three months ended December 31, 2008	152	5.92 – 11.11	1,602

Compensation expense of $28.9 million, $20.1 million and $26.6 million in connection with the grants of restricted stock was recorded for the years ended December 31, 2008, 2007 and 2006, respectively.  For the years ended December 31, 2008, 2007 and 2006, compensation expense was calculated net of forfeitures estimated from 0% - 6%, 5% and 5%, respectively, of the shares granted.

The Company has an employee stock purchase plan for all eligible employees.  The plan became effective on October 1, 2008.  Under the plan, eligible employees of the Company can purchase shares of the Company’s common stock on a quarterly basis at a discounted price through accumulated payroll deductions.  Each eligible employee may elect to deduct up to 15% of his or her base pay each quarter.  Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant’s pay over the course of the quarter will be used to purchase whole shares of the Company’s common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on that date.  Initially, the Company has reserved 1,000,000 shares of common stock for issuance under the plan.  The employee stock purchase plan also contains an “evergreen” provision that automatically increases the number of shares reserved for issuance under the plan by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  The impact on the Company’s current year consolidated financial statements is de minimis.

16.      Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2008 (dollars in thousands):

	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$350	$—	$350	$—
Derivative liabilities	(20,931)	—	(20,931)	—
	$(20,581)	$—	$(20,581)	$—

The Company’s derivative assets and liabilities include interest rate caps and interest rate swaps that effectively convert a portion of the Company’s variable rate debt to fixed rate debt.  The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations.

17.      Share Repurchase Program

On March 19, 2008, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $150.0 million in the aggregate of the Company’s common stock.  Purchases could be made from time to time using a variety of methods, which could include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases was to be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program did not obligate the Company to acquire any particular amount of common stock and the program could be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Shares of stock repurchased under the program were to be held as treasury shares.

Pursuant to this authorization, during the twelve months ended December 31, 2008, the Company purchased 1,211,301 shares at a cost of approximately $29.2 million.  No shares were repurchased during the three months ended December 31, 2008.  As of December 31, 2008, approximately $120.9 million remained available under this share repurchase authorization.

On February 25, 2009, the Company’s board of directors terminated this share repurchase authorization.  In addition, the Company’s amended credit facility effectively prohibits the Company from repurchasing shares of its common stock.

18.        Income Taxes

The (provision) benefit for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Federal
Current	$(77)	$(339)	$—
Deferred	89,498	103,180	39,267
	89,421	$102,841	39,267
State:
Current	(2,690)	(1,581)	(776)
Deferred (included in Federal above)	—	—	—
	(2,690)	(1,581)	(776)
Total	$86,731	$101,260	$38,491

A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35.0% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Tax benefit at U.S. statutory rate	$160,990	$92,271	$51,068
State taxes, net of federal income tax	16,449	9,521	5,666
Goodwill impairment	(83,850)	—	—
Stock compensation	(3,682)	—	—
Valuation allowance	(3,328)	—	(17,510)
Other, net	152	(532)	(733)
Total	$86,731	$101,260	$38,491

The Company adopted FIN 46R as of December 31, 2003 and consolidated the VIEs for financial reporting purposes. For federal and state income tax purposes, the Company is not the legal owner of the entities and is not entitled to receive tax benefits generated from the losses associated with these VIEs.  By December 31, 2007, all of these entities had been acquired by the Company.

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2008	2007
Deferred income tax assets:
Operating loss carryforwards	$183,331	$112,207
Capital lease obligations	106,872	112,956
Accrued expenses	49,816	44,411
Prepaid revenue	43,693	47,849
Deferred lease liability	35,988	28,063
Deferred gain on sale leaseback	15,755	17,199
Fair value of interest rate swaps	8,339	7,198
Tax credits	5,239	4,256
Other	2,407	6,195
Total gross deferred income tax asset	451,440	380,334
Valuation allowance	(9,735)	(6,407)
Net deferred income tax assets	441,705	373,927
Deferred income tax liabilities:
Property, plant and equipment	(602,913)	(625,585)
Other	(2,762)	(1,885)
Total gross deferred income tax liability	(605,675)	(627,470)
Net deferred tax liability	$(163,970)	$(253,543)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2008	2007
Deferred tax asset – current	$14,677	$13,040
Deferred tax liability – noncurrent	(178,647)	(266,583)
Net deferred tax liability	$(163,970)	$(253,543)

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

As of December 31, 2008 and 2007, the Company had net operating loss carryforwards of approximately $468.6 million and $285.6 million, respectively, which are available to offset future taxable income through 2028.  The Company believes it is more likely than not that it will utilize all of its federal losses prior to expiration.  The Company has recorded valuation allowances of $8.2 million and $6.4 million at December 31, 2008 and 2007, respectively against its state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration.  In 2008, the Company recorded $1.5 million of valuation allowance against pre-2007 federal tax credits, which the Company believes will expire prior to utilization.  Included in the Company’s net operating loss carryforward is $10.8 million of losses relating to restricted stock grants. Under SFAS 123R, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.  The impact to the income tax expense relating to the dividends on the unvested shares for the period ended December 31, 2008 is now included in the stock based compensation computation under SFAS 123R.

The formation of BSL, reorganization of Alterra, and the acquisitions of ARC and SALI constitute ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, BSL’s ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.

As disclosed in Note 2, the Company adopted the provision of FIN 48 as of January 1, 2007.  At December 31, 2008, the Company had gross tax affected unrecognized tax benefits of $4.4 million, of which the majority of the benefit, if recognized, would be recorded against goodwill.  Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements.  Total interest and penalties reserved is $1.7 million at December 31, 2008.   Tax returns for all wholly owned subsidiaries for years 2002 through 2006 are subject to future examination by tax authorities, with the exception of ARC which has been audited by the federal tax authorities through 2004.  In addition, for Alterra, tax returns are open from 1999 to 2001 to the extent of the net operating losses generated during those periods.  The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2008 and prior years will significantly change in 2009.

A reconciliation of the unrecognized tax benefits for the year 2008 is as follows (dollars in thousands):

Balance at January 1, 2008	$4,453
Additions for tax positions related to the current year	0
Additions for tax positions related to prior years	511
Reductions for tax positions related to prior years	(434)
Settlements	(106)
Balance at December 31, 2008	$4,424

19.         Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
	2008	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$148,377	$143,930	$95,429
Income taxes paid	$1,591	$1,415	$490

Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
De-consolidation of leased development property:
Property, plant and equipment and leasehold intangibles, net	$(6,387)	$(2,978)	$—
Long-term debt	6,387	2,978	—
Net	$—	$—	$—
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$35,942	$—	$—
Long-term debt	(35,942)	—	—
Net	$—	$—	$—
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted	$—	$387	$57,253
Account receivable, net	—	64	25,302
Property, plant and equipment and leasehold intangibles	—	172,074	2,375,304
Investment in unconsolidated ventures	—	(1,342)
Goodwill	—	3,395	259,104
Other intangible assets, net	6,731	(668)	306,531
Other assets, net	—	(173)	—
Other liabilities	—	(3,201)	(225,159)
Long-term debt and capital and financing lease obligations	—	(2,786)	(433,354)
Deferred tax liability	—	—	(396,590)
Minority interest	—	4,351	—
Net	$6,731	$172,101	$1,968,391
De-consolidation of an entity pursuant to FIN 46(R):
Accounts receivable	$92	$—	$—
Prepaid expenses and other current assets	1,870	—	—
Property, plant and equipment and leasehold intangibles, net	36,613	—	—
Other assets, net	7	—	—
Investment in unconsolidated ventures	186	—	—
Long-term debt	(29,159)	—	—
Accrued expenses	(1,252)	—	—
Trade accounts payable	(20)	—	—
Tenant security deposits	(173)	—	—
Refundable entrance fees and deferred revenue	(89)	—	—
Additional paid-in-capital	(13,287)	—	—
Accumulated deficit	5,212	—	—
Net	$—	$—	$—
Consolidation of three limited partnerships pursuant to EITF 04-5 on January 1, 2006 and subsequent sale and termination of one limited partnership:
Property, plant and equipment, net	$—	$—	$14,745
Accounts receivable	—	—	40
Cash and escrow deposits - restricted	—	—	88
Prepaid and other	—	—	381
Accrued expenses	—	—	(2,009)
Tenant security deposits	—	—	(82)
Debt	—	—	(9,269)
Minority interest	—	—	(3,894)
Net	$—	$—	$—

20.        Commitments and Contingencies

The Company has three operating lease agreements for 30,314, 51,988 and 93,573 square feet of corporate office space that extend through 2010, 2010 and 2014, respectively. The leases require the payment of base rent which escalates annually, plus operating expenses (as defined).  The Company incurred rent expense of $4.0 million, $4.5 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, under the corporate office leases.

The aggregate amounts of all future minimum operating lease payments, including community and office leases, as of December 31, 2008, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2009	$261,890
2010	264,482
2011	267,517
2012	268,400
2013	262,032
Thereafter	1,355,101
Total	$2,679,422

The Company has employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers’ employment, as described in those agreements.

21.       Litigation

The Company has settled or tentatively settled the litigation specifically described below.

In connection with the sale of certain communities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed.  The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint was brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, Brookdale Living Communities, Inc. (“BLC”), a subsidiary of the Company, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress Investment Group LLC (“Fortress”), an affiliate of the Company’s largest stockholder, and R. Stanley Young, the Company’s former Chief Financial Officer. The nine count third amended complaint alleged, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of communities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and the Company’s former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of communities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and the Company’s former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and the Company’s former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, the Company filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court granted the Company’s motion to dismiss the third amended complaint, but granted the plaintiffs’ motion for leave to amend. Subsequently, the parties agreed to settle the case and the case was formally dismissed by the court on November 3, 2008.

A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who were not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of communities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those communities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, the Company filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses.  On December 27, 2006, the plaintiffs moved to certify the Second Action as a class action. Subsequent to December 31, 2008, the parties agreed to settle the case and are in the process of preparing a release and stipulation and order for dismissal.

During the year ended December 31, 2008, the Company recorded an $8.0 million reserve related to the foregoing matters.

In addition, the Company has been and is currently involved in other litigation and claims incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, the Company maintains insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards.  Effective January 1, 2009, the Company’s current policies provide for deductibles of $250,000 for each claim.  Accordingly, the Company is, in effect, self-insured for most claims.

22.       Segment Information

The Company has four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that the chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the fourth quarter of 2008, five communities moved between segments to more accurately reflect the underlying product offering of each segment.  The movement did not change the Company’s reportable segments, but it did impact the revenues and cost reported within each segment.  The net impact of the change was a decrease of one community to the CCRCs segment.

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

Management Services.    The Company's management services segment includes communities owned by others and operated by the Company pursuant to management agreements. Under management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses it incurs on behalf of the owners.

The accounting policies of the Company’s reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Revenue(1):
Retirement Centers	$542,180	$532,680	$432,673
Assisted Living	845,348	799,070	614,973
CCRCs	533,532	500,757	256,650
Management Services	6,994	6,789	5,617
	$1,928,054	$1,839,296	$1,309,913
Segment Operating Income(2):
Retirement Centers	228,711	233,594	184,611
Assisted Living	282,138	284,940	230,986
CCRCs	148,630	143,036	68,898
Management Services	4,896	4,752	3,932
	$664,375	$666,322	$488,427

General and administrative (including non-cash stock compensation expense)(3)	$138,821	$135,976	$116,212
Facility lease expense	269,469	271,628	228,779
Depreciation and amortization	276,202	299,925	188,129
Goodwill and asset impairment	220,026	—	—
Loss from operations	$(240,143)	$(41,207)	$(44,693)

Total Assets:
Retirement Centers	$1,233,268	$1,369,323	$1,420,534
Assisted Living	1,393,223	1,405,381	1,409,137
CCRCs	1,476,206	1,651,467	1,591,927
Corporate and Management Services	346,561	385,451	334,402
	$4,449,258	$4,811,622	$4,756,000

__________

(1)	All revenue is earned from external third parties in the United States.

(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Alterra emerged from bankruptcy on December 4, 2003, and had accrued an estimated liability for certain insurance claims related to periods prior to the emergence from Chapter 11 proceedings. For the years ended December 31, 2007 and 2006, a non-cash benefit of approximately $0.3 million and $4.1 million, respectively, was recorded related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

(3)	Net of general and administrative costs allocated to management services reporting segment.

23.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$480,648	$478,201	$482,277	$486,928
Loss from operations(1)	(551)	(4,697)	(10,968)	(223,927)
Loss before income taxes	(84,980)	(6,256)	(58,215)	(310,521)
Net loss	(55,093)	(3,485)	(35,877)	(278,786)
Weighted average basic and diluted loss per share	$(0.54)	$(0.03)	$(0.36)	$(2.75)
Weighted average shares used in computing basic and diluted loss per share	101,995	101,856	101,398	101,424
Cash dividends declared per share	$0.25	$0.25	$0.25	$—

	For the Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$446,834	$458,410	$464,594	$469,458
Loss from operations(2)	(16,093)	(12,861)	(12,079)	(174)
Loss before income taxes	(55,577)	(32,032)	(94,047)	(81,976)
Net loss	(35,140)	(18,675)	(58,927)	(49,237)
Weighted average basic and diluted loss per share	$(0.35)	$(0.18)	$(0.58)	$(0.49)
Weighted average shares used in computing basic and diluted loss per share	101,302	101,520	101,564	101,656
Cash dividends declared per share	$0.45	$0.50	$0.50	$0.50

(1)	Fourth quarter results include non-cash impairment charges of $220.0 million.

(2)
For the quarter ended December 31, 2007, a non-cash benefit of $0.3 million was recorded related to the reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2008
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged To other Accounts		Acquisitions		Deductions	Balance at End of Period
Deferred Tax Valuation Account:
Year ended December 31, 2006	$47,511	$—	$—		$(41,511	)(1)	$—	$6,000
Year ended December 31, 2007	$6,000	$—	$407	(2)	$—		$—	$6,407
Year ended December 31, 2008	$6,407	$—	$3,328	(2)				$9,735

(1)	Change in valuation allowance due to generation of deferred tax liabilities in connection with ARC and SALI acquisitions.
(2)	Adjustment to valuation allowance for state net operating losses of $1,800. Establishment of valuation allowance against federal tax credits of $1,528.

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.               Controls and Procedures.

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.  Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

The disclosure regarding our amended credit agreement transaction contained under “Credit Facilities - Refinancing of Existing Line of Credit” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.  The summaries contained therein of certain provisions of the amended credit agreement, pledge agreement and security agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the amended credit agreement, pledge agreement and security agreement filed as Exhibits 10.30, 10.31 and 10.32 hereto, which are incorporated herein by reference.

In addition, on February 25, 2009, William B. Doniger notified us of his resignation as a member of our Board of Directors (including in his capacities as Vice Chairman and as a member of our Investment Committee), effective as of such date. There are no disagreements between Mr. Doniger and us on any matter relating to our operations, policies or practices that caused or contributed to his decision to tender his resignation as a director.

In order to fill the vacancy created by the resignation of Mr. Doniger, on February 25, 2009, upon the recommendation of our Nominating and Corporate Governance Committee, our Board of Directors elected Tobia Ippolito as a Class II director, to serve until our 2010 Annual Meeting of Stockholders and until his successor is duly elected and qualified.  Mr. Ippolito has also been appointed to serve as a member of our Investment Committee.  Mr. Ippolito is a managing director of Fortress and was designated by FIG Advisors LLC, an affiliate of Fortress, to serve as a member of our Board of Directors pursuant to the terms of that certain Stockholders Agreement, dated as of November 28, 2005, by and among the company, FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners, as amended to date.  The disclosure regarding the participation of certain funds affiliated with Fortress in our previous credit facility and amended credit facility set forth in Note 14 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” is incorporated herein by reference.

The disclosure contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the $215.0 million non-cash goodwill impairment charge we recorded for the quarter ended December 31, 2008 is incorporated herein by reference.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings “Proposal Number One - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this report.

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

Item 11.                Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings “Compensation of Directors” and “Compensation of Executive Officers” in our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2008 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and, rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	—	—	1,003,784
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,003,784

__________

(1)
In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock or other forms of equity-based compensation. As of December 31, 2008, 2,954,147 shares of unvested restricted stock issued under our Omnibus Stock Incentive Plan were outstanding. In addition, as of such date, 588,106 shares of unvested restricted stock issued under the plans of our predecessor entities were outstanding. Such shares are not reflected in the table above.

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

The information required by this item is incorporated by reference from the discussions under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading “Proposal Number Two - Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ W.E. Sheriff
Name:	W.E. Sheriff
Title:	Chief Executive Officer
Date:	March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	March 2, 2009
Wesley R. Edens

/s/ W.E. Sheriff	Chief Executive Officer	March 2, 2009
W.E. Sheriff

/s/ Mark W. Ohlendorf	Co-President and Chief Financial Officer	March 2, 2009
Mark W. Ohlendorf	(Principal Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	March 2, 2009
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	March 2, 2009
Jackie M. Clegg

/s/ Tobia Ippolito	Director	March 2, 2009
Tobia Ippolito

/s/ Jeffrey R. Leeds	Director	March 2, 2009
Jeffrey R. Leeds

/s/ Mark J. Schulte	Director	March 2, 2009
Mark J. Schulte

/s/ James R. Seward	Director	March 2, 2009
James R. Seward

/s/ Samuel Waxman	Director	March 2, 2009
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
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

10.25
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

10.26	Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008).*
10.27
Third Amendment, effective as of October 27, 2008, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders parties thereto, and Bank of America, N.A., as successor administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2008).

10.28
Fourth Amendment, dated as of January 14, 2009, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders parties thereto, and Bank of America, N.A., as successor administrative agent.

10.29
Fifth Amendment, dated as of February 9, 2009, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders parties thereto, and Bank of America, N.A., as successor administrative agent.

10.30
Second Amended and Restated Credit Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, the several lenders parties thereto, and Bank of America, N.A., as administrative agent.

10.31	Pledge Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, and Bank of America, N.A., as administrative agent.
10.32	Security Agreement, dated as of February 27, 2009, among certain subsidiaries of Brookdale Senior Living Inc. and Bank of America, N.A., as administrative agent.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan