Form 10-K/A
period 2008-12-31
Brookdale Senior Living Inc.
filed 2009-04-30
CIK 1332349

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Original Filing”).  We are filing this Amendment to include all of the Part III information required by applicable SEC rules and regulations, as we will not file our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended December 31, 2008.  Accordingly, Items 10, 11, 12, 13 and 14 in our Annual Report on Form 10-K for the year ended December 31, 2008 are hereby amended and restated in their entirety.

The reference on the cover of the Original Filing to the incorporation by reference of our Definitive Proxy Statement into Part III of the Original Filing is hereby deleted.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of the Original Filing.

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

Information Concerning Directors

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that our Board of Directors may determine by resolution adopted by a majority of the Board of Directors then in office the number of directors which constitute our Board of Directors. The number of directors is currently fixed at eight. Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire at the annual meetings of stockholders to be held in 2011, 2010 and 2009, respectively.

Set forth below is certain biographical information for our directors. See “Security Ownership of Certain Beneficial Owners and Management” in Item 12 below for a description of securities beneficially owned by our directors as of April 24, 2009.

Name	Age	Position with Brookdale	Class
Wesley R. Edens	47	Chairman of the Board of Directors	Class I
Frank M. Bumstead	67	Director	Class I
Jackie M. Clegg	47	Director	Class II
Tobia Ippolito	44	Director	Class II
Jeffrey R. Leeds	63	Director	Class III
Mark J. Schulte	55	Director	Class III
James R. Seward	56	Director	Class II
Dr. Samuel Waxman	72	Director	Class III

Wesley R. Edens has served as Chairman of our Board of Directors since August 2005. He has been a principal and the chairman of the management committee of Fortress Investment Group LLC (“Fortress”) since co-founding Fortress in May 1998. Mr. Edens has primary investment oversight of Fortress’ private equity and publicly traded alternative businesses. He began his career at Lehman Brothers, where he ran the mortgage trading area as a partner and managing director.  He then joined BlackRock Financial Management to form his first private equity fund, BlackRock Asset Investors.  He spent a year at UBS as managing director in the Principal Finance Group, and then left in 1998 when he and two principals founded Fortress.  Mr. Edens serves as chairman of the board of directors of each of Aircastle Limited, Eurocastle Investment Limited, GateHouse Media, Inc., Mapeley Limited, Newcastle Investment Corp., and Seacastle Inc. and as a director of GAGFAH S.A. and Penn National Gaming Inc.

Frank M. Bumstead became a member of our Board of Directors in August 2006. Prior to our acquisition of American Retirement Corporation, or ARC, Mr. Bumstead served as the Lead Director of ARC. Mr. Bumstead had been a member of the Board of Directors of ARC for 11 years. Since 1989, Mr. Bumstead has been President or Chairman and a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents, among others, artists, songwriters and producers in the music industry. From 1993 to December 1998, Mr. Bumstead also served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., an investment advisor registered under the Investment Company Act of 1940. Mr. Bumstead is a director of Syntroleum Corporation.

Jackie M. Clegg became a member of our Board of Directors in November 2005. Ms. Clegg has served as the Managing Partner of the strategic consulting firm Clegg International Consultants, LLC since August 2001. Prior to that, from June 1997 through July 2001, Ms. Clegg was Vice Chair of the Board of Directors, First Vice President and for a time Chief Operating Officer of the Export-Import Bank of the United States, the official export credit institution of the United States government. Ms. Clegg currently serves on the Board of Directors of CME Group Inc., the parent company of the Chicago Mercantile Exchange.  Ms. Clegg also serves on the Board of Directors and chairs the Audit Committee of Javelin Pharmaceuticals, Inc. and is a director and Audit Committee member of Blockbuster Inc. and Cardiome Pharma Corp.

Tobia Ippolito became a member of our Board of Directors in February 2009.  Mr. Ippolito has served as a managing director of Fortress since April 2006.  Prior to joining Fortress, he was the Chief Financial Officer of Cendant Car Rental Group from 2003 to 2006.  From 1993 to 2003, Mr. Ippolito held various positions at Cendant, including Chief Accounting Officer and Senior Vice President, Strategic Acquisitions.  Prior to Cendant, he was with PricewaterhouseCoopers from 1986 to 1993, where he served clients in the pharmaceutical and healthcare industries, including Johnson & Johnson.  Mr. Ippolito has served on the boards of numerous privately held companies that have operated in the hospitality, travel and leisure, marketing and financial services industries.  He is a certified public accountant.

Jeffrey R. Leeds became a member of our Board of Directors in November 2005. Mr. Leeds is currently a self-employed consultant, having retired as Executive Vice President and Chief Financial Officer of GreenPoint Financial Corporation and GreenPoint Bank in October 2004, in which capacities he served since January 1999. Prior to that, he was Executive Vice President, Finance and Senior Vice President and Treasurer of GreenPoint. He joined GreenPoint after 14 years with Chemical Bank, having held positions as Head of Asset and Liability Management, Proprietary Trading and Chief Money Market Economist. Mr. Leeds serves as a director and chairs the Audit Committee of Och-Ziff Capital Management Group LLC and is also a director and Audit Committee member of United Western Bancorp, a community bank holding company located in Denver, Colorado.

Mark J. Schulte became a member of our Board of Directors in February 2008.  Mr. Schulte served as our Co-Chief Executive Officer from July 2006 until February 2008. He previously served as our Chief Executive Officer from August 2005 until July 2006. Mr. Schulte also previously served as Chief Executive Officer and as a member of the Board of Directors of Brookdale Living Communities, Inc., or BLC, since 1997, and was also Chairman of the Board of BLC from September 2001 to June 2005. From January 1991 to May 1997, he was employed by BLC’s predecessor company, The Prime Group, Inc., in its Senior Housing Division, most recently serving as its Executive Vice President, with primary responsibility for overseeing all aspects of Prime’s Senior Housing Division. He is a former Chairman of the American Seniors Housing Association, or ASHA, and remains on ASHA’s board of directors. Mr. Schulte is licensed to practice law in the State of New York.

James R. Seward became a member of our Board of Directors in November 2008.  Since 2000, Mr. Seward has been a private investor consultant. Previously, Mr. Seward was Chief Executive Officer and President of SLH Corporation and Chief Financial Officer of Seafield Capital Corporation, both of which were publicly-traded investment holding companies.  Mr. Seward, a Chartered Financial Analyst, currently serves on the board of directors of Syntroleum Corporation, a synthetic and renewable fuels processor, and is Chairman of the Board of Trustees of Tamarack Funds Trust, a registered investment company.

Dr. Samuel Waxman became a member of our Board of Directors in November 2005. Since 1983, Dr. Waxman has served as a professor at Mount Sinai School of Medicine where he directs a multidisciplinary cancer research laboratory and currently serves as the Distinguished Service Professor. In addition, since July 1980, Dr. Waxman has served as the Founder and Scientific Director of the Samuel Waxman Cancer Research Foundation, which supports an international program of collaborative scientists. He is also the president of Samuel Waxman M.D. P.C. Dr. Waxman earned his M.D. Summa Cum Laude from Downstate Medical Center of the State University of New York and completed all clinical and research training at Mount Sinai Hospital in New York.

Legal Proceedings Involving Directors, Officers or Affiliates

In connection with the sale of certain communities to Ventas Realty Limited Partnership (“Ventas”) in 2004, two legal actions have been filed.  The first action was filed on September 15, 2005, by current and former limited partners in 36 investing partnerships in the United States District Court for the Eastern District of New York captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al. (the “Action”). On March 17, 2006, a third amended complaint was filed in the Action. The third amended complaint was brought on behalf of current and former limited partners in 14 investing partnerships. It names as defendants, among others, the Company, BLC, one of our subsidiaries, GFB-AS Investors, LLC (“GFB-AS”), a subsidiary of BLC, the general partners of the 14 investing partnerships, which are alleged to be subsidiaries of GFB-AS, Fortress, an affiliate of our largest stockholder, and R. Stanley Young, our former Chief Financial Officer. The nine count third amended complaint alleged, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of communities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, including GFB-AS, the general partners, and our former Chief Financial Officer, but not including the Company, BLC, or Fortress, committed mail fraud in connection with the sale of communities indirectly owned by the 14 partnerships at issue in the Action to Ventas; (iv) that certain defendants, including GFB-AS and our former Chief Financial Officer, but not including the Company, BLC, the general partners, or Fortress, committed wire fraud in connection with certain communications with plaintiffs in the Action and another investor in a limited partnership; (v) that the defendants, with the exception of the Company, committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and our former Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs asked for damages in excess of $100.0 million on each of the counts described above, including treble damages for the RICO claims. On April 18, 2006, we filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court granted our motion to dismiss the third amended complaint, but granted the plaintiffs’ motion for leave to amend. Subsequently, the parties agreed to settle the case and the case was formally dismissed by the court on November 3, 2008.

A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who were not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of communities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those communities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, we filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses.  On December 27, 2006, the plaintiffs moved to certify the Second Action as a class action.  Subsequent to December 31, 2008, the parties agreed to settle the case.  A release has been signed by the parties and the stipulation and order for dismissal is awaiting the court’s signature.

There are no other legal proceedings ongoing as to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our affiliates.

Stockholder Nominations

While the Nominating and Corporate Governance Committee’s charter and our corporate governance guidelines provide that the committee may, if it deems appropriate, establish procedures to be followed by stockholders in submitting recommendations for director candidates, the Nominating and Corporate Governance Committee has not, at this time, put in place a formal policy with regard to such procedures. This is because procedures are set forth in our Amended and Restated Bylaws which permit stockholders to submit recommendations for director candidates. The Board of Directors believes that it is appropriate for Brookdale not to have a specific policy since stockholders are always free to submit recommendations for director candidates, simply by following the procedures set forth in the Amended and Restated Bylaws, as described below.

A stockholder wishing to make a nomination for a board candidate must give timely notice of the nomination in proper written form to our Secretary. To be timely, the notice must be delivered to or mailed and received at the principal executive offices of Brookdale (a) in the case of an annual meeting, not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 25 days before or after such anniversary date, the notice by the stockholder, in order to be timely, must be received not later than the close of business on the tenth day following the day on which the notice of the date of the annual meeting was mailed or the public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

The notice must set forth, as to each person whom the stockholder proposes to nominate for election as a director, the person’s name, age, business and residence address, the person’s principal occupation or employment, and the class or series and number of shares of capital stock of Brookdale that are owned beneficially or of record by the person. The notice must also set forth the name and record address of the stockholder, the class or series and number of shares of capital stock of Brookdale that the stockholder beneficially owns or owns of record, a description of all arrangements or understandings between the stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by the stockholder and a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in the notice. In addition, the notice must also include any other information relating to the stockholder or to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors under Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and must also be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

If the Chairman of the Board of Directors determines that a nomination was not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

A person must own shares of Brookdale stock on the date that he or she sends the notice to Brookdale under the procedures above for the nomination to be valid under the Amended and Restated Bylaws. Stockholders should submit the notice described above to “Brookdale Senior Living Inc. Nominating and Corporate Governance Committee” c/o General Counsel, Brookdale Senior Living Inc., 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027. Provided that the required biographical and background material described above is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by members of the Board of Directors.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee’s functions include:

•
reviewing the audit plans and findings of the independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracking management’s corrective action plans where necessary;

•
reviewing our financial statements (and related regulatory filings), including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;

•	reviewing our risk and control issues, compliance programs and significant tax and legal matters;

•
having the sole discretion to appoint annually the independent registered public accounting firm and evaluating its independence and performance, as well as to set clear hiring policies for the Company’s hiring of employees or former employees of the independent registered public accounting firm; and

•	reviewing our risk management processes.

The Audit Committee is currently chaired by Mr. Leeds and also consists of Mr. Seward and Ms. Clegg. Jeffrey G. Edwards served as a member of the Audit Committee until his resignation on November 4, 2008.  All three current members are “independent” directors as defined under NYSE rules and under section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Mr. Leeds is an “audit committee financial expert” as defined by the rules of the SEC.

Ms. Clegg also currently serves on the audit committees of the following public companies:  Blockbuster Inc., Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc.  Our Board of Directors has determined that Ms. Clegg’s simultaneous service on the Company’s Audit Committee and the audit committees of the foregoing public companies does not impair her ability to effectively serve on the Company’s Audit Committee. No other member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. We reviewed copies of the forms received by us or written representations from certain reporting persons that they were not required to file a Form 5. Based solely on that review, we believe that during the fiscal year ended December 31, 2008, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them.

Item 11.                Executive Compensation.

Compensation of Directors

2008 Director Compensation Program

During 2008, we paid an annual director’s fee to each of the members of our Board of Directors (other than Mr. Edens and William B. Doniger) equal to $30,000, payable semi-annually. Mr. Doniger resigned as a member of the Board of Directors effective as of February 25, 2009.  Members of our Board of Directors were also reimbursed for reasonable costs and expenses incurred in attending board and committee meetings. In addition, an annual fee of $5,000 was paid to the chairs of each of the Audit and Compensation Committees of our Board of Directors, which fee was also payable semi-annually. Affiliated directors were not separately compensated by us.

For 2008, as in previous years, our Board of Directors determined that the fees payable to our directors would be paid by the issuance of vested common stock under our Omnibus Stock Incentive Plan, rather than in cash, provided that any such issuance did not prevent any independent director from being determined to be independent. For the grants that were made on January 10, 2008 (representing payment for service during the second half of 2007), the number of shares issued was based on the closing market price of the Company’s common stock on the date of grant. For purposes of determining the number of shares to be issued for the director retainer grants made on July 10, 2008 (representing payment for service during the first half of 2008) and January 12, 2009 (representing payment for service during the second half of 2008), the Compensation Committee took into account the Company’s depressed stock price and determined that it was not appropriate to use the then-existing share price.  Instead, the Committee determined that it was appropriate to use the same price that was used to determine the number of shares granted to most of the Company’s management-level employees during 2008.  Accordingly, the Compensation Committee used a price of $25.05 per share to determine the number of shares that would be issued for each of these director retainer grants, which resulted in fewer shares being granted to each of the directors than if the Company had used the closing market price on the grant dates for these shares.

Mr. Schulte was elected to serve as a member of our Board of Directors on February 7, 2008.  Our Board determined that Mr. Schulte would be eligible to receive the annual director’s fee, as described above.  In addition, as described elsewhere herein, we agreed to provide, at our expense, continued group health plan coverage for Mr. Schulte and his dependents for so long as he serves as a non-employee director or until March 3, 2009, whichever is longer.

Each director of the Company who is not (i) an officer or employee of the Company or of any of its parents or subsidiaries or (ii) the beneficial owner, whether directly or indirectly, of ten percent or more of our common stock (an “eligible director”) is eligible to receive additional stock grants under our Omnibus Stock Incentive Plan. Each member of our Board of Directors who was an eligible director immediately prior to the consummation of our initial public offering was granted 15,790 shares of common stock (the “initial directors’ share grants”) on the first day following the consummation of the initial public offering, which shares vested in three equal portions on the last day of each of the Company’s 2006, 2007 and 2008 fiscal years (except as noted below with respect to Mr. Edwards).  Pursuant to these arrangements, 63,160 shares of our common stock in the aggregate (or 15,790 shares each) were granted to Ms. Clegg, Messrs. Edwards and Leeds and Dr. Waxman on the first day following the consummation of our initial public offering on November 22, 2005. In addition, Mr. Bumstead, who became a director effective August 11, 2006, was granted 6,459 shares of common stock on the date he joined the board, which shares vest (or vested) in three equal portions on December 31, 2007, December 31, 2008 and December 31, 2009, provided he is still serving as of the applicable vesting date.  In connection with Mr. Edwards’ resignation, the Compensation Committee accelerated the vesting of the 5,263 shares that were initially scheduled to vest on December 31, 2008 to November 4, 2008.  Each eligible director holding shares of restricted stock is also entitled to any dividends that become payable on such shares during the restricted period so long as such director continues to serve us as a director as of the applicable record dates.

Mr. Seward became a member of our Board of Directors effective November 4, 2008.  In connection with his election, the Compensation Committee awarded him 15,790 shares of restricted stock on December 30, 2008.  The shares will vest ratably in three installments on November 19, 2009, November 19, 2010 and November 19, 2011, provided he is still serving as of the applicable vesting date.  The Compensation Committee determined that Mr. Seward would also be eligible to receive the other compensation provided to our non-affiliated directors.

The following table sets forth certain summary information for the year ended December 31, 2008 with respect to the compensation awarded to, earned by, or paid to our directors (other than Mr. Schulte).  Information regarding compensation awarded to, earned by, or paid to Mr. Schulte is included in “Compensation of Executive Officers” below. The amounts included in the Stock Awards column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), but disregarding the estimate of forfeitures related to service-based vesting conditions, for all outstanding awards of restricted stock.  The table below excludes the following amounts relating to dividends paid during 2008 on unvested shares held by certain of the directors:  $5,383 for Mr. Bumstead; and $6,579 for each of Ms. Clegg, Messrs. Edwards and Leeds and Dr. Waxman.  Although dividends on unvested shares of stock were viewed by the Compensation Committee as part of each director’s total compensation, such amounts are excluded from the table because the full dollar value of the dividends is factored into the grant date fair value of each restricted stock award granted to the directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Total ($)
Wesley R. Edens (4)	-	-	-
William B. Doniger (4)(5)	-	-	-
Frank M. Bumstead	-	114,365	114,365
Jackie M. Clegg	-	122,231	122,231
Jeffrey G. Edwards (6)	-	145,747	145,747
Tobia Ippolito (4)(7)	-	-	-
Jeffrey R. Leeds	-	126,507	126,507
James R. Seward (8)	-	171	171
Dr. Samuel Waxman	-	122,231	122,231

(1)	The grant date fair value of each equity award granted during 2008, computed in accordance with FAS 123R, is as follows:

Name	Number of Shares of Stock Granted (#)	Grant Date Fair Value of Stock Awards ($)
Mr. Bumstead	578	14,999
	598	10,668
Ms. Clegg	578	14,999
	598	10,668
Mr. Edwards	674	17,490
	698	12,452
Mr. Leeds	674	17,490
	698	12,452
Mr. Seward	15,790	93,477
Dr. Waxman	578	14,999
	598	10,668

(2)	The aggregate number of unvested stock awards held by each director at December 31, 2008 (after giving effect to shares vesting on that date) is as follows:

Name	Aggregate Number of Unvested Stock Awards (#)
Mr. Bumstead	2,153
Ms. Clegg	-
Mr. Edwards	-
Mr. Leeds	-
Mr. Seward	15,790
Dr. Waxman	-

(3)
There were no forfeitures of stock awards held by the directors during 2008.  See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of the assumptions made in the valuation of restricted stock awards.

(4)	Messrs. Edens, Doniger and Ippolito, as affiliated directors, do not receive compensation from us for service as members of the Board of Directors.
(5)	Mr. Doniger resigned as a member of our Board of Directors effective February 25, 2009.
(6)
Mr. Edwards resigned as a member of our Board of Directors effective November 4, 2008.  In connection with his resignation, the Compensation Committee accelerated the vesting of Mr. Edwards’ outstanding restricted stock award that was initially scheduled to vest on December 31, 2008.  As a result of the Compensation Committee’s action, 5,263 shares vested on November 4, 2008.

(7)	Mr. Ippolito became a member of our Board of Directors effective February 25, 2009.
(8)	Mr. Seward became a member of our Board of Directors effective November 4, 2008.

2009 Director Compensation Program

Effective January 1, 2009, our Board of Directors revised the compensation program for our non-affiliated directors.  Under the new program, each director will receive an annual cash retainer of $100,000.  Any director serving as Lead Outside Director will receive an additional annual cash retainer of $20,000, the Chair of the Audit Committee will receive an additional annual cash retainer of $15,000 and the chairs of any other committees of the Board will each receive an additional annual cash retainer of $10,000.  Each Board and committee member will also receive a $1,500 cash meeting fee for each Board and committee meeting that he or she attends (whether he or she attends in person or telephonically).  All cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1.

Under the new compensation program, each director also has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of their quarterly cash compensation.  Any immediately vested shares or restricted stock units will be issued at the same time that cash payments are made.  The number of shares or restricted stock units to be issued will be based on the closing price of the Company’s common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day’s closing price.  Fractional amounts will be paid in cash.  Each restricted stock unit will be payable in the form of one share of the Company’s common stock following the director’s termination of service as a member of the Company’s Board of Directors.

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Discussion and Analysis

The Compensation Committee (the “Committee”) administers the Company’s executive compensation program. In this regard, the role of the Committee is to oversee our compensation plans and policies, administer our Omnibus Stock Incentive Plan and Associate Stock Purchase Plan, review and approve corporate goals and objectives relevant to our Chief Executive Officer’s and other executive officers’ compensation, perform an annual evaluation of the Chief Executive Officer’s and other executive officers’ performance in light of those goals and objectives, perform an annual review of executive compensation plans, and annually review and approve all decisions regarding the compensation of executive officers. In addition, the Committee is responsible for annually evaluating the appropriate level of compensation for non-employee directors.  The Committee’s charter reflects these responsibilities and provides that the Committee and the Board of Directors will periodically review and, if appropriate, revise the charter. The Committee’s membership is determined by the Board of Directors and is composed entirely of independent directors. The Committee meets at scheduled times during the year and also takes action by written consent. The Committee Chairman reports on Committee actions and recommendations to the Board of Directors. In addition, the Committee has the authority to engage the services of outside advisers, experts and others to assist it and to delegate authority to subcommittees as it deems appropriate.

During 2007, the Committee initially engaged Compensation Strategies, Inc., a third-party compensation consultant, for the limited purpose of conducting a review of the structure of our executive compensation program.  The Committee recently re-engaged Compensation Strategies, Inc. for the purpose of conducting a more thorough review of our executive officer and director compensation programs.  The Committee may elect in the future to expand the scope of the engagement of Compensation Strategies, Inc. or to retain another compensation consultant if it determines that doing so would assist it in implementing and maintaining compensation plans and programs.

Certain of our executive officers, including our Chief Executive Officer, participate in Committee meetings (excluding executive sessions of the Committee) and assist the Committee in fulfilling its responsibilities regarding executive and director compensation.  In that regard, our executive officers may provide information to the Committee and make recommendations to the Committee regarding compensation programs and levels (including recommendations regarding proposed equity grants).  Our Chief Executive Officer typically recommends to the Committee any changes in the compensation of our other executive officers.  Nevertheless, the Committee retains the ultimate authority and responsibility for determining the form and amount of executive compensation.  The Committee recommends to the full Board of Directors the form and amount of director compensation.

Throughout this report, we refer to W.E. Sheriff, our Chief Executive Officer, Mark J. Schulte, our former Co-Chief Executive Officer, Mark W. Ohlendorf, our Co-President and Chief Financial Officer, John P. Rijos, our Co-President and Chief Operating Officer, T. Andrew Smith, our Executive Vice President, General Counsel and Secretary, and Bryan D. Richardson, our Executive Vice President and Chief Administrative Officer, as our “named executive officers”.

Executive Officer Compensation Philosophy

Because we believe that our executive officers are vital to our long-term success, we strive to ensure that our executive officer compensation programs are effective in rewarding performance, retaining key executives responsible for the success of the Company and, when applicable, attracting new executives. To accomplish this objective, the Company intends to provide compensation that is:

•	Competitive Externally,

•	Fair Internally, and

•	Based upon Performance.

We have structured our executive compensation programs so that each executive receives a base salary, short-term cash incentive compensation and long-term incentive compensation. We believe that an executive’s total annual cash compensation should vary with the Company’s and the individual’s performance in achieving financial and non-financial objectives, and that any long-term incentive compensation that is awarded should be closely aligned with our stockholders’ interests. Thus, long-term incentive compensation should be generally comprised of equity-based awards, the value of which cannot be realized immediately and depends upon the long-term performance of the Company.

2008 Named Executive Officer Compensation

As noted above, during 2007, the Committee engaged a compensation consultant for the limited purpose of conducting a review of the structure of our executive compensation program.  In that regard, the consultant analyzed the basic structure and operation of the various elements of our existing compensation program. The consultant also completed a basic market study of the levels and structure of compensation provided to executives in similarly-titled roles at comparable companies. Although the results of the study were made available to the Committee, the Committee did not utilize the information from the study to benchmark any elements or levels of our named executive officers’ compensation.

Based on the results of the review described above, discussions with management and the Committee’s own analysis, in 2008, the Committee adopted certain changes to the compensation program for the named executive officers.  In particular, the Committee modified several of the components of our executive compensation program in order to ensure that the program appropriately rewarded individual performance, was externally competitive and internally fair, and provided an appropriate level of retentive value.

For 2008, the total annual compensation for the Company’s current named executive officers consisted of base salary, an annual performance-based cash incentive opportunity (for each named executive officer other than Mr. Sheriff), long-term incentive compensation in the form of both time-based and performance-based restricted stock awards, and dividends on unvested shares of restricted stock, as described below:

•	Base Salary

During 2008, the Committee believed that an executive’s total compensation should be more heavily weighted toward variable, performance-based compensation.  As such, base salary amounts were generally lower than those of comparable executives in comparable businesses and generally comprised the smallest portion of total compensation (other than with respect to Mr. Smith, as described below). In setting relatively low base salary amounts, however, the Committee also recognized that the executive officers would be receiving dividends on unvested restricted shares during 2008.  Once base salary is fixed, it does not generally depend on the Company’s performance; however, subject to employment agreement provisions, it remains adjustable, based on individual performance.

•	Annual Cash Incentive Opportunity

The purpose of annual performance-based compensation is to motivate and reward executives for their contributions to the Company’s performance for the applicable year by providing them with the opportunity to receive an annual cash bonus. For 2008, this was accomplished by making a portion of our named executive officers’ compensation variable and dependent upon Company performance, along with a smaller portion dependent upon individual performance.

•	Long-term Incentive Compensation

The purpose of long-term incentive compensation is to align an executive’s long-term goals with those of our stockholders. With respect to long-term incentive compensation, during 2008, we used both time-based and performance-based restricted stock to encourage employees to focus on the Company’s growth and an increase in stock value. We have never granted stock options and have no current plans to do so. Additionally, as a retention tool, restricted stock retains value to the employee irrespective of any movement in stock price. This encourages employees to remain with the Company during the restricted period and to continue to work to achieve the Company’s long-term goals for growth and profitability.

•	Dividends on Unvested Shares of Restricted Stock

Throughout its history, the Company has generally paid dividends on its common stock.  Our Board of Directors suspended the Company’s quarterly cash dividend in late 2008.  In establishing the compensation program for 2008, the Committee considered the payment of dividends on unvested shares of restricted stock to be an important component of the total compensation package for our named executive officers.  Each of our named executive officers was eligible to receive dividends on unvested shares of restricted stock granted to them, subject to the Committee’s approval at the time of grant.

As discussed more fully below, Mr. Schulte resigned in his capacity as Co-Chief Executive Officer on February 7, 2008 and was elected to serve as a member of our Board of Directors as of such date.  He resigned as an employee of the Company effective March 3, 2008.  As such, he was not eligible to receive an annual cash incentive opportunity or additional long-term incentive compensation for service as an employee during 2008.  Mr. Schulte’s annual base salary prior to the effective date of his resignation as an employee was $200,000.  He was also eligible to receive dividends on unvested shares of restricted stock.

2008 Base Salaries and Annual Cash Incentive Opportunity

The annual base salaries and target bonus amounts for our named executive officers for fiscal 2008 are set forth below:

Name	Annual Base Salary	2008 Target Bonus
W.E. Sheriff	$200,000	$—
Mark W. Ohlendorf (1)	$250,000	$400,000
John P. Rijos (1)	$250,000	$400,000
T. Andrew Smith (2)	$475,000	$300,000
Bryan D. Richardson (3)	$195,000	$148,000

(1)      The base salary of each of Messrs. Ohlendorf and Rijos was increased from $200,000 to $250,000 effectiveApril 21, 2008.
(2)      Mr. Smith’s base salary was increased from $200,000 to $475,000 effective January 30, 2008.
(3)      Mr. Richardson’s base salary was increased from $175,000 to $195,000 effective June 22, 2008.

The Committee elected to increase the base salaries of certain of the named executive officers in 2008 to maintain their total compensation (including dividends on unvested shares) at a competitive level. Mr. Smith’s salary was increased in recognition of his unique role at the Company and in order to maintain his total base cash compensation at a competitive level.

With respect to Mr. Sheriff, the Committee determined that his compensation should be more significantly weighted toward long-term incentive compensation. Accordingly, the Committee elected to maintain his base salary at its 2007 level. In addition, at Mr. Sheriff’s request, the Committee determined that he would not be eligible to participate in the 2008 cash bonus program. A summary of the long-term incentive compensation awarded to Mr. Sheriff is set forth below.

In addition to the changes noted above, the Committee decided to alter the structure of the 2008 bonus programs for the named executive officers from the programs that were in effect for 2007. Under the 2007 compensation program for Messrs. Ohlendorf, Rijos and Smith, equity awards were to be granted as a part of any bonus payout and the eligible officers were not entitled to separate grants of restricted stock as part of their total compensation package. For 2008 (as described in detail below), each of these named executive officers received grants of restricted stock as a separate part of his total compensation package, and the bonus program was restructured as a cash-only program (except as described below with respect to achievement in excess of the targeted level of performance). The amount of target bonus opportunities for 2008 were lowered as a result of the fact that equity grants were made separately from, and not as a part of, the annual bonus plan. The Committee established the target bonus opportunities for Messrs. Ohlendorf and Rijos at a level greater than Mr. Smith’s target bonus opportunity in an effort to more closely align each such executive’s total annual potential cash compensation.

For 2008, the cash bonus for each of Messrs. Ohlendorf, Rijos and Smith was to be paid dependent on the level of achievement of performance goals developed by management and approved by the Committee.  Eighty-five percent (85%) of the target bonus opportunity was based on the Company’s achievement of Cash From Facility Operations, or CFFO, per share targets during 2008. Achievement of the targeted level of performance would require significant growth in CFFO and management therefore viewed the performance targets to be challenging (particularly given the then-existing market and economic conditions).  For purposes of our 2008 bonus programs, the CFFO per share performance targets were defined as the Company’s publicly-reported CFFO per share, as adjusted to exclude certain acquisition and integration expenses.

Unlike the 2007 bonus plan for these officers, which was entirely based on Company performance, the 2008 bonus plan also incorporated individual objectives, which comprised 15% of each officer’s target bonus opportunity (and which, if earned, would be paid irrespective of the Company’s CFFO results). The level of achievement of the individual objectives was to be determined by the Committee following year-end upon the recommendation of our Chief Executive Officer.  The individual objectives were recommended by our Chief Executive Officer and approved by the Committee and related to each executive’s area of responsibility.  The individual objectives contained both subjective and objective elements and, therefore, the determination of the level of achievement of the goals was, in part, subject to the subjective determination of our Chief Executive Officer and the Committee. For 2008, these objectives consisted of goals based on operational, marketing or support services process improvements, ancillary services growth, cost reductions, systems integration and/or cross-functional training (as applicable).

The targeted level of performance under the CFFO portion of this bonus program was CFFO per share of $2.03 for fiscal 2008, which was based on the Company’s internal business plan.  Achievement of the minimum threshold level of CFFO performance under the bonus plan would have resulted in 20% of the portion of the award subject to the CFFO targets being funded. Achievement of the targeted level of CFFO performance would have resulted in 100% of the portion of the award subject to the CFFO targets being funded. The bonus plan did not contain a maximum level of performance and, therefore, achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity. To the extent that the targeted level of performance was exceeded, the Committee retained the discretion to pay out amounts above target 50% in cash and 50% in shares of time-based restricted stock that would have vested approximately one year from the date of grant.

The actual percentage of the CFFO bonus opportunity set forth above that each named executive officer would have been eligible to receive was determined as follows:

CFFO per Share Targets	Percentage of CFFO Target Bonus Opportunity Awarded
$2.23	191%
$2.13	135%
$2.03	100%
$1.83	20%
Below $1.83	0%

Bonus opportunity percentages were to be pro-rated between the steps set forth above.

During 2008, Mr. Richardson participated in the bonus program applicable to the Company’s other Executive Vice Presidents and members of management.  Mr. Richardson’s target bonus opportunity was 80% of his annual earnings attributable to base salary.  The cash bonus for Mr. Richardson was to be paid dependent on the level of achievement of performance goals developed by management and approved by the Committee.  Seventy-five percent (75%) of the target bonus opportunity was based on the Company’s CFFO per share for 2008.  The remaining 25% of Mr. Richardson’s target bonus opportunity (which, if earned, would be paid irrespective of the Company’s CFFO results) was based on the achievement of individual objectives. The level of achievement of the individual objectives was to be determined by the Committee following year-end upon the recommendation of our Chief Executive Officer. As with the other named executive officers, Mr. Richardson’s objectives were recommended by our Chief Executive Officer and approved by the Committee, contained both subjective and objective elements, and consisted of goals based on support services process improvements, cost reductions, systems integration and cross-functional training.

The targeted level of performance under the CFFO portion of the bonus program applicable to Mr. Richardson was also CFFO per share of $2.03 for fiscal 2008.  Achievement of the minimum threshold level of CFFO performance under this bonus plan would have resulted in 20% of the portion of the award subject to the CFFO targets being funded. Achievement of the targeted level of CFFO performance would have resulted in 100% of the portion of the award subject to the CFFO targets being funded. The bonus plan did not contain a maximum level of performance and, therefore, achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity.

The actual percentage of the CFFO bonus opportunity set forth above that Mr. Richardson would have been eligible to receive was determined as follows:

CFFO per Share Targets	Percentage of CFFO Target Bonus Opportunity Awarded
$2.23	200%
$2.13	135%
$2.03	100%
$1.95	60%
$1.83	20%
Below $1.83	0%

Bonus opportunity percentages were to be pro-rated between the steps set forth above.

2008 Annual Cash Incentive Results

Following the end of the 2008 fiscal year, the Committee determined that none of the named executive officers were eligible for a bonus payout under the CFFO based portion of the 2008 bonus program, as the Company’s actual level of CFFO per share for 2008 was below the minimum threshold level of performance.  Based upon Mr. Sheriff’s recommendation and the Committee’s own evaluation of each named executive officer’s performance against the individual performance objectives that had been previously established, the Committee also determined that each named executive officer had earned 90% of the individual objectives portion of his annual bonus opportunity.

In reviewing the Company’s bonus results, the Committee recognized the difficult economic and operating environment that the Company faced in 2008 and the effects of such environment on the Company’s operating results.  In light of management’s significant contributions to the Company’s performance during this period, the Committee approved the payment of an additional discretionary bonus to each of the named executive officers and certain other members of management.  The Committee retains the discretion to adjust performance targets under its cash and equity incentive programs and/or to award a bonus (or vest or issue shares) absent achievement of the relevant performance targets.  To date, the Committee has not established any guidelines regarding the use of discretion, nor has it established a maximum amount for any adjustment that it may choose to make.

The amounts paid to each named executive officer with respect to the 2008 bonus opportunity are set forth below.

Name	CFFO Achievement Bonus Payment	Individual Objectives Bonus Payment	Discretionary Bonus Payment	Total Bonus Payment
Mark W. Ohlendorf	-	$54,000 (1)	$60,000	$114,000
John P. Rijos	-	$54,000 (1)	$60,000	$114,000
T. Andrew Smith	-	$40,500 (2)	$60,000	$100,500
Bryan D. Richardson	-	$33,300 (3)	$9,620	$42,920

(1)      Ninety percent (90%) of the individual target of $60,000.
(2)      Ninety percent (90%) of the individual target of $45,000.
(3)      Ninety percent (90%) of the individual target of $37,000.

2008 Long-Term Incentive Awards

In April 2008 and July 2008 (with respect to Mr. Richardson), as part of each named executive officer’s total compensation package for 2008, the Committee granted each such officer shares of performance-based and time-based restricted stock.  The number of shares awarded to each officer is set forth below.

Name	No. of Performance-Based Shares Awarded	No. of Time-Based Shares Awarded
W.E. Sheriff	50,000	50,000
Mark W. Ohlendorf	25,000	25,000
John P. Rijos	20,000	20,000
T. Andrew Smith	25,000	25,000
Bryan D. Richardson	4,491	7,485

With respect to each named executive officer other than Mr. Richardson, the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012, subject to the officer’s continued employment and, with respect to the performance-based shares, dependent upon the level of achievement of performance goals established for each tranche by the Committee.  With respect to Mr. Richardson, the time-based shares vest in four installments on May 20, 2009 (1,497 shares), May 20, 2010 (1,497 shares), May 20, 2011 (1,497 shares) and May 20, 2012 (2,994 shares), subject to continued employment.  The performance-based shares granted to Mr. Richardson vest ratably in three installments on May 20, 2009, May 20, 2010 and May 20, 2011, subject to continued employment and dependent upon the level of achievement of performance goals established for each such tranche by the Committee.

The performance targets for the first tranche of performance-based shares were based on the Company’s CFFO per share for 2008 and were consistent with the targets established for the 2008 annual cash bonus plan.  For Messrs. Sheriff, Ohlendorf, Rijos and Smith, achievement of the minimum threshold level of CFFO performance would have resulted in the vesting of 20% of the shares in the first performance-based tranche.  For Mr. Richardson, achievement of the minimum threshold level of CFFO performance would have resulted in the vesting of 25% of the shares in the first performance-based tranche.  Achievement of the targeted level of CFFO performance would have resulted in the vesting of 100% of the shares in the first performance-based tranche.  The percentage of shares vesting in each tranche are to be pro-rated between the minimum threshold and target levels of performance.  Any performance-based shares which do not vest in any tranche will be forfeited.  The performance targets for the tranches scheduled to vest in 2010, 2011 and 2012 (as applicable) are to be set by the Committee during the first quarter of 2009, 2010 and 2011.

For Messrs. Sheriff, Ohlendorf, Rijos and Smith, the actual percentage of shares that would vest with respect to the first annual performance-based tranche was as follows:

CFFO per Share Targets	Percentage of Shares Vesting
$2.03	100%
$1.97	75%
$1.91	50%
$1.83	20%
Below $1.83	0%

For Mr. Richardson, the actual percentage of shares that would vest with respect to the first annual performance-based tranche was as follows:

CFFO per Share Targets	Percentage of Shares Vesting
$2.03	100%
$1.97	75%
$1.91	50%
$1.85	25%
Below $1.85	0%

All of the shares in the first tranche of the performance-based grants made to the named executive officers in 2008 will be forfeited, as the Company did not achieve the minimum threshold level of CFFO performance during 2008.

2008 Dividends on Unvested Shares of Restricted Stock

During 2008, our named executive officers received the following amounts as dividends on unvested shares of restricted stock previously awarded to them:  $341,378 for Mr. Sheriff; $112,248 for Mr. Schulte; $291,943 for Mr. Ohlendorf; $280,724 for Mr. Rijos; $143,750 for Mr. Smith; and $80,835 for Mr. Richardson.  Our named executive officers also received dividends on vested shares of stock, but the Committee did not view such dividends as part of such officers’ compensation, as all stockholders are entitled to receive any dividends that are declared on vested shares of our common stock.

Amendment to Outstanding Performance-Based Shares

Messrs. Sheriff and Richardson previously received grants of 199,802 and 42,012 performance-based shares of restricted stock, respectively, in connection with the Company’s acquisition of ARC in 2006.  Mr. Smith received a grant of 20,000 performance-based shares in connection with his employment by the Company in 2006.  Up to 50% of these shares were originally eligible to vest on December 31, 2008 depending on the degree to which a performance goal based on the Company’s net cash flow during the fourth quarter of 2007 was achieved.  Up to 100% of any remaining unvested shares were originally eligible to vest on December 31, 2009 depending on the degree to which a performance goal based on the Company’s net cash flow during the fourth quarter of 2008 is achieved.

The net cash flow per share performance targets applicable to the first tranche of these shares were as follows:

% of Tranche Eligible to Vest on December 31, 2008	Fourth Quarter 2007 Net Cash Flow per Share Targets
0%	Less than or equal to $0.55
25%	$0.55 to $0.59
50%	$0.60 to $0.64
75%	$0.65 to $0.70
100%	Over $0.70

The Company did not achieve the minimum threshold level of performance for the fourth quarter of 2007 for the first tranche of the performance-based shares. As such, no shares were eligible to vest on December 31, 2008.

During 2008, in an effort to increase the retentive value of these awards (and in recognition that full achievement of the originally-established performance goals for the fourth quarter of 2008 was unlikely), the Committee amended the terms of the awards to provide that 65% of each outstanding performance-based award was converted to time-based vesting, such that 65% of each recipient’s total award will vest on December 31, 2009, subject only to continued employment.  The remaining 35% of each such award will continue to be subject to the originally-established performance targets based on the Company’s fourth quarter 2008 net cash flow per share.

The net cash flow per share performance targets applicable to the tranche of performance-based shares remaining eligible to vest on December 31, 2009 were as follows:

% of Performance-Based Shares Eligible to Vest on December 31, 2009	Fourth Quarter 2008 Net Cash Flow per Share Targets
0%	Less than or equal to $0.60
25%	$0.60 to $0.64
50%	$0.65 to $0.70
75%	$0.71 to $0.80
100%	Over $0.80

The Company did not achieve the minimum threshold level of performance during the fourth quarter of 2008, thus none of the performance-based shares will be eligible to vest on December 31, 2009 and all will be forfeited at that time.

Mr. Richardson also previously received a grant of 6,513 performance-based shares of restricted stock in 2007.  These shares were originally scheduled to vest ratably in four installments on May 20, 2008, May 20, 2009, May 20, 2010 and May 20, 2011, subject to continued employment.  The vesting of the first three tranches was also initially dependent upon the level of achievement of performance goals based on CFFO per share established for each such tranche in advance by the Compensation Committee.

The Company did not achieve the minimum threshold level of CFFO performance for the first tranche of these shares. As such, the first tranche of shares was forfeited on May 20, 2008.

During 2008, in an effort to increase the retentive value of this award and similar awards made to the Company’s officer-level employees (and in recognition that full achievement of the originally-established performance goals for 2008 was unlikely), the Committee amended the terms of the awards to convert 50% of the shares in each of the second and third tranches to time-based vesting, with the remaining 50% of the shares in each such tranche being subject to revised performance targets. The shares in the fourth tranche will remain subject to time-based vesting only.

The revised CFFO per share performance targets applicable to the tranche of performance-based shares for Mr. Richardson (and other officer-level employees) eligible to vest on May 20, 2009 were as follows:

CFFO per Share Targets	Percentage of Shares Vesting
$2.03	100%
$1.97	75%
$1.91	50%
$1.85	25%
Below $1.85	0%

All of Mr. Richardson’s performance-based shares in the tranche of shares eligible to vest on May 20, 2009 will be forfeited, as the Company did not achieve the minimum threshold level of CFFO performance during 2008.

2009 Named Executive Officer Compensation

During 2008, the Committee determined that it was necessary to begin transitioning the Company’s executive compensation program to a more traditional model in an effort to ensure that the program is appropriate in achieving the objectives outlined above.  In that regard, during the year, the Committee began reviewing potential changes to the structure of the program.  As noted elsewhere, the Company historically has paid base salaries that are lower than those of comparable executives in comparable companies, partially in recognition of the fact that our executives received substantial amounts of cash payments from the Company in the form of dividends on unvested shares of restricted stock.  In late 2008, our Board of Directors suspended the Company’s quarterly cash dividend.  This action accelerated the need for the Committee to pursue its review and modification of the compensation program.  In light of the reduction of annual cash compensation that each officer would experience in connection with the dividend suspension and in an effort to ensure the retention of our key executives, as an interim step (and as further described below), the Committee increased the base salaries of each of the named executive officers to provide more appropriate levels of cash compensation.  In addition, the Committee then decided to re-engage Compensation Strategies, Inc. for the purpose of conducting a more thorough review of our executive officer compensation program (particularly in light of the recent volatility in the equity markets and the changes discussed above).  The consultant completed a market study of the levels, structure and mix of the various elements of compensation provided to executives in similarly-titled roles at comparable companies. The consultant also provided an analysis of the structure and past operation of the Company’s compensation programs for our named executive officers, including an analysis of the retentive value of outstanding equity awards previously granted to the named executive officers.

The consultant utilized data from the following peer group companies in preparing its report and recommendations:  Amedisys, Inc., AmSurg Corporation, BioScrip, Inc., Catalyst Health Solutions, Inc., Chemed Corporation, Emeritus Corporation, Five Star Quality Care, Inc., Gentiva Health Services, Inc., HCP, Inc., Health Care REIT, Inc., HealthSouth Corporation, inVentiv Health, Inc., Kindred Healthcare, Inc., LifePoint Hospitals, Inc., Lincare Holdings, Inc., National HealthCare Corporation, Nationwide Health Properties, Inc., Odyssey HealthCare, Inc., Omnicare, Inc., Psychiatric Solutions, Inc., RehabCare Group, Inc., Skilled Healthcare Group, Inc., Sun Healthcare Group, Inc., Sunrise Senior Living, Inc., and Ventas, Inc.  Although the Committee did not utilize the information from the consultant’s report to benchmark formally any elements or levels of our named executive officers’ compensation, it did generally compare the levels of total compensation and individual elements of compensation provided to the Company’s executive officers to the median levels of compensation provided to executives in similarly-titled roles at the peer companies.

As a result of the Committee’s review of the consultant’s report, its discussions with management and its own deliberations, the Committee determined to modify the compensation program for our named executive officers from the program that was in effect during 2008.  For 2009, the total annual compensation for the Company’s named executive officers will consist of base salary, an annual performance-based cash incentive opportunity based on Company performance objectives, a semi-annual performance-based cash incentive opportunity based on individual performance objectives (for each named executive officer other than Mr. Sheriff), and long-term incentive compensation in the form of time-based restricted stock awards, as described below:

•	Base Salary

In prior years, our named executive officers have generally been paid lower base salaries when compared to market in light of the fact that we were a dividend-paying organization and that each named executive officer received a substantial amount of additional cash payments from the Company from dividends on unvested shares of restricted stock.  As noted above, in light of the recent suspension of our quarterly dividend and in order to remain competitive with respect to base cash compensation, the Committee determined that it was appropriate to increase the base salaries of our named executive officers.

•	Annual Cash Incentive Opportunity

The Committee continues to believe that it is appropriate to motivate and reward executives for their contributions to the Company’s performance by providing them with the opportunity to receive an annual cash bonus based on the achievement of Company performance objectives.  For 2009, each named executive officer will have the opportunity to receive an annual cash bonus dependent on the level of achievement of performance goals based on the Company’s CFFO per share.

•	Semi-Annual Cash Incentive Opportunity

In addition to the annual cash bonus opportunity based on CFFO performance objectives described above, the Committee determined to provide each of the named executive officers (other than Mr. Sheriff) with short-term cash incentive opportunities based on the achievement of individual performance objectives.  For 2009, the individual objectives bonus opportunity will be paid on a semi-annual basis dependent on the level of attainment of individual objectives established for each executive for the first and second half of the year.

•	Long-term Incentive Compensation

Given the difficulty of setting meaningful long-term performance targets in the current economic environment, for 2009, the Committee plans to use time-based restricted stock as the form of long-term incentive compensation awarded to our executives (assuming that the stockholders approve a proposal to amend our Omnibus Stock Incentive Plan at our 2009 Annual Meeting to, among other things, increase the number of shares available for issuance thereunder).  The Committee believes that the use of time-based restricted stock is particularly helpful in the retention of key executives and appropriately aligns the interests of our executives with the interests of our stockholders.

2009 Base Salaries

For 2009, each named executive officer will receive the annual base salary set forth below:

Name	Annual Base Salary (1)
W.E. Sheriff	$600,000
Mark W. Ohlendorf	$480,000
John P. Rijos	$480,000
T. Andrew Smith	$480,000
Bryan D. Richardson	$260,000

(1)      Salary adjustments were made effective January 1, 2009.

In establishing the levels of compensation for our named executive officers for 2009, the Committee considered the impact of the recent suspension of our quarterly dividend on each executive and, in conjunction therewith, reviewed the amount of dividends paid to each executive during 2008 on unvested shares of our common stock.  As a result of this review, the Committee adjusted the base salaries of each of the named executive officers to provide annual base salaries that were roughly comparable to the aggregate amount of salary and dividends on unvested shares that each executive had previously received.  The data provided to the Committee in the consultant’s report also indicated that the 2009 base salary amounts were roughly comparable to the median base salary amounts paid to executives in similarly-titled roles at the peer companies.

2009 Annual Cash Incentive Opportunity

As noted above, each named executive officer will be eligible to receive a cash bonus opportunity for 2009 based on Company performance.  This cash bonus opportunity will be paid dependent on the level of achievement of performance goals developed by management and approved by the Committee based on the Company’s budgeted CFFO per share for 2009.  The target CFFO bonus amounts for our named executive officers for fiscal 2009 are set forth below:

Name	2009 Target CFFO Bonus Opportunity
W.E. Sheriff	$600,000
Mark W. Ohlendorf	$320,000
John P. Rijos	$320,000
T. Andrew Smith	$320,000
Bryan D. Richardson	$140,000

Achievement of the targeted level of performance will require growth in CFFO per share over the Company’s actual 2008 CFFO results and management therefore views the performance targets to be challenging (particularly given current market and economic conditions).  Achievement of the minimum threshold level of CFFO performance under the bonus plan would result in 20% of the award being funded.  Achievement of the targeted level of CFFO performance would result in 100% of the award being funded.  Bonus opportunity percentages will be pro-rated between the minimum threshold and target levels of performance.  The CFFO bonus plan does not contain a maximum level of performance and, therefore, achievement in excess of the targeted level of performance would result in a payout in excess of 100% of the target CFFO bonus opportunity.

2009 Semi-Annual Cash Incentive Opportunity

As noted above, the Committee determined that each of the named executive officers (other than Mr. Sheriff) will be eligible to receive a bonus based on the achievement of certain individual performance objectives as part of their annual cash incentive compensation.  The target individual objectives bonus amounts for the Company’s named executive officers for fiscal 2009 are set forth below:

Name	2009 Target Individual Objectives Bonus Opportunity
Mark W. Ohlendorf	$160,000
John P. Rijos	$160,000
T. Andrew Smith	$160,000
Bryan D. Richardson	$120,000

The individual objectives bonus opportunity will be payable in two semi-annual installments, dependent on the level of achievement of certain objectives established for each individual for the first and second half of 2009.  The objectives are established by the Company’s Chief Executive Officer and reviewed by the Committee at the beginning of each performance period.  The individual objectives contain both subjective and objective elements and, therefore, the determination of the level of achievement of the goals will be, in part, subject to the subjective determination of our Chief Executive Officer and the Committee. These individual objectives are intended to create near-term focus by each executive on key strategic initiatives supporting the Company’s business plan.  It is intended that the objectives will be reasonably achievable, but they will require significant additional efforts on behalf of each of the executives, and the individual objectives bonuses are therefore at risk.  The level of achievement of the individual objectives will be determined by the Committee promptly following the end of each performance period upon the recommendation of the Mr. Sheriff.  Achievement of the targeted level of performance would result in 100% of the award being funded, which represents the maximum individual objectives bonus opportunity for each executive.

2009 Long-Term Incentive Awards

Assuming that the stockholders approve the proposal referenced above to amend our Omnibus Stock Incentive Plan at our 2009 Annual Meeting, the Committee intends to grant the following shares of restricted stock to each of the named executive officers at the first Committee meeting following the Annual Meeting.  The number of shares intended to be awarded to each officer for 2009 is set forth below:

Name	No. of Shares To Be Awarded
Mark W. Ohlendorf	80,000
John P. Rijos	80,000
T. Andrew Smith	130,000
Bryan D. Richardson	60,000

The shares will vest ratably in four installments on May 20, 2010, May 20, 2011, May 20, 2012 and May 20, 2013, subject only to an officer’s continued employment.

The number of shares to be awarded to Mr. Sheriff for 2009 will be determined by the Committee at a later date.

Based on its review of the compensation consultant’s report (including specifically the retentive value of outstanding equity awards previously granted to the named executive officers), the Committee determined that each of Messrs. Ohlendorf, Rijos and Smith should be granted 80,000 shares of restricted stock for 2009 and that Mr. Richardson should be granted 60,000 shares of restricted stock for 2009.  For reasons of internal equity and to recognize his significant contributions to the Company during 2008 and early 2009, the Committee also determined that Mr. Smith should be granted an additional 50,000 shares of restricted stock during 2009.

Section 162(m) Limits on Deductibility

Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 on the amount of compensation that a company may deduct in any one year with respect to its chief executive officer and each of its four most highly paid executive officers other than the chief executive officer. Certain performance-based compensation approved by stockholders is not subject to the compensation deduction limit. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy that all compensation must be deductible.

Stock Ownership Guidelines

During 2007, our Board of Directors initially adopted Stock Ownership Guidelines applicable to each of the Company’s officers, including our named executive officers, in an effort to further align the interests of our executives with the interests of our stockholders.  In early 2009, in light of the recent decline in the market price of the Company’s common stock, the Committee determined that the existing Guidelines were counter-productive and would not effectively align the interests of our executives with those of our stockholders.  Upon the recommendation of Compensation Strategies, Inc., the Guidelines were amended, as described below.

Under the amended Guidelines, each of our named executive officers (other than Mr. Schulte) is expected to hold at least the number of shares listed below:

Name	Ownership Guideline
W.E. Sheriff	150,000
Mark W. Ohlendorf	100,000
John P. Rijos	100,000
T. Andrew Smith	100,000
Bryan D. Richardson	50,000

The expected level of ownership may be met through stock purchased by the officer or his or her spouse in the market (whether held individually or jointly) and/or through stock received upon vesting of equity awards.  Unvested equity awards do not count toward satisfaction of the Guidelines.

Stock ownership levels should be achieved by each officer by the later of (i) May 9, 2012 (i.e., five (5) years after the initial adoption of the Guidelines) or (ii) the fifth anniversary of such officer’s appointment or promotion. Until the expected ownership level is achieved, each officer is expected to retain at least 50% of Profit Shares obtained through our stock incentive plans.  “Profit Shares” are the number of shares obtained from the vesting of restricted stock, less the number of shares an officer sells to pay all applicable income and payroll taxes in connection with such vesting.

Employment Agreements with Named Executive Officers

We entered into employment agreements with each of our named executive officers (other than Mr. Smith) in connection with our initial public offering in 2005 and, with respect to Messrs. Sheriff and Richardson, in connection with the acquisition of ARC in 2006.  We entered into an employment agreement with Mr. Smith in connection with his employment in 2006.  Other than the positions and salary and bonuses, these employment agreements are substantially the same, except as noted below.

The employment agreements have three-year initial terms (other than Mr. Smith’s employment agreement, which has a four-year initial term) at the end of which the agreements automatically extend on an annual basis for up to two additional one-year terms, unless notice not to renew an agreement is given 90 days prior to the expiration of its term. The employment agreements provide that the executives will be entitled to all the usual benefits offered to employees at the executives’ levels including, vacation, sick time, participation in the employer’s 401(k) retirement plan and medical, dental and insurance programs, all in accordance with the terms of such plans and programs in effect from time to time.

Under the employment agreements (and except as described below), the executives’ bonuses for the first fiscal year commencing after the respective effective dates of the employment agreements were to be paid 50% in cash and 50% in restricted shares of the Company’s common stock pursuant to our Omnibus Stock Incentive Plan. After the first fiscal year following the respective effective dates of the employment agreements, the executives’ respective bonuses are to be based on achievement of certain performance standards as determined by the Committee (acting on behalf of the Board of Directors) in its discretion, and may be payable in a combination of cash and vested shares of common stock in the Committee’s discretion; however, bonus amounts that exceed the executives’ target bonuses may be paid in unvested restricted shares of Company common stock, as determined by the Committee in its discretion.

The material terms of the employment agreements for Messrs. Sheriff and Richardson are substantially similar to the material terms of the existing employment agreements between the Company and its other named executive officers, including with respect to rights and obligations upon termination of employment and entitlement to certain employee benefits, with the following described differences.  The employment agreements for Messrs. Sheriff and Richardson provide that their 2006 target bonus opportunity was to be calculated according to the 2006 bonus formula of ARC in effect prior to the Company’s acquisition of ARC, as adjusted as mutually agreed upon by the parties to give effect to the impact of the acquisition.

As a condition to entering into his employment agreement, Mr. Sheriff agreed to invest $9,508,073 in our common stock at a price of $38.07 per share, which shares were subject to an 18-month holding period. Following the purchase, Mr. Sheriff was granted a number of restricted shares equal to the number of shares he acquired pursuant to this obligation. Eighty percent (80%) of the restricted shares were originally scheduled to vest upon the attainment of performance goals and 20% of the shares were originally scheduled to vest based upon continued employment with the Company. As a condition to entering into his employment agreement, Mr. Richardson agreed to invest $1,751,898 in our common stock at a price of $38.07 per share, which shares were subject to an 18-month holding period. Following the purchase, Mr. Richardson was granted a number of restricted shares equal to the number of shares he acquired pursuant to this obligation. Seventy percent (70%) of the restricted shares were originally scheduled to vest upon the attainment of performance goals and 30% of the shares were originally scheduled to vest based upon continued employment with the Company. As described above, during 2008, the Committee amended the terms of these performance-based shares to eliminate the performance goals associated with a portion of the award, thereby making that portion of the award subject only to time-based vesting.

The material terms of Mr. Smith’s employment agreement are substantially similar to the material terms of the employment agreements between the Company and its other named executive officers, including with respect to rights and obligations upon termination of employment and entitlement to certain employee benefits, with the following described differences.  Mr. Smith was guaranteed a cash bonus for 2007 of at least $200,000 and a pro-rated cash bonus for 2006 based upon a $200,000 target.

As a condition to entering into his employment agreement, Mr. Smith agreed to invest $200,000 in our common stock at the then-current market price per share, which shares were subject to an 18-month holding period. Mr. Smith was granted 120,000 restricted shares of common stock, 20,000 of which were initially scheduled to vest upon the attainment of performance goals and 100,000 of which vested (or will vest) ratably over four years from the date of grant based upon continued employment with the Company. As described above, during 2008, the Committee amended the terms of the performance-based shares to eliminate the performance goals associated with a portion of the award, thereby making that portion of the award subject only to time-based vesting.

As discussed below, Mr. Schulte entered into a Separation Agreement and General Release in connection with his resignation, which effectively superseded his employment agreement.

See “Potential Payments Upon Termination or Change in Control” below for a summary of the provisions of the employment agreements relating to severance, termination and change in control.

Separation Agreement and General Release with Mark J. Schulte

On February 7, 2008, we entered into a Separation Agreement and General Release with Mr. Schulte, pursuant to which Mr. Schulte resigned in his capacity as Co-Chief Executive Officer of the Company effective February 7, 2008.  Pursuant to the terms of the Separation Agreement, Mr. Schulte continued serving the Company as a key employee until March 3, 2008, at which time his employment and the Employment Agreement, dated August 9, 2005, between Mr. Schulte, the Company and Brookdale Living Communities, Inc. terminated.

Pursuant to the Separation Agreement, we agreed that, subject to certain conditions, all 223,274 unvested shares of restricted stock previously granted to him under the terms of the Company’s Omnibus Stock Incentive Plan or any predecessor plan would become fully vested on March 3, 2008.  Mr. Schulte agreed not to transfer any of the newly vested shares, except to the extent required to pay taxes with respect to such vesting, before March 3, 2009.  In addition, we agreed to provide, at our expense, continued group health plan coverage for Mr. Schulte and his dependents for so long as he serves as a non-employee director or until March 3, 2009, whichever is longer.

Under the terms of the Separation Agreement, Mr. Schulte reaffirmed the various restrictive covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality previously made by him in connection with his restricted stock award agreements.  These restrictive covenants will continue to apply until the longer of the periods specified in such award agreements or the period ending nine months after the date he is no longer serving us as either an employee or as a member of our Board of Directors.

Summary Compensation Table

The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our named executive officers for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)(3)		Total ($)
W.E. Sheriff,	2008	200,000	-		1,769,979		-		3,794		1,973,773
Chief Executive Officer(4)	2007	196,154	-		30,002	(5)	-		3,004		229,160
	2006	102,083	-		1,671,683		187,046		359,043	(6)	2,319,855

Mark J. Schulte,	2008	69,299	-		2,330,665	(8)	-		15,304	(9)	2,415,268
Former Co-Chief Executive Officer(7)	2007	200,000	-		1,123,270		-		4,678		1,327,948
	2006	196,154	-		1,146,718		50,000		3,821		1,396,693

Mark W. Ohlendorf,	2008	233,654	60,000	(10)	1,095,468		54,000	(11)	6,094		1,449,216
Co-President and Chief Financial Officer	2007	200,000	-		1,170,155		-		4,698		1,374,853
	2006	200,000	-		1,216,250		100,000		2,364		1,518,614

John P. Rijos,	2008	232,692	60,000	(10)	1,030,191		54,000	(11)	6,485		1,383,368
Co-President and Chief Operating Officer	2007	200,000	-		1,123,270		-		4,649		1,327,919
	2006	196,154	-		1,146,718		50,000		3,821		1,396,693

T. Andrew Smith,	2008	446,442	60,000	(10)	1,359,798		40,500	(11)	5,581		1,912,321
Executive Vice President, General Counsel and Secretary	2007	196,154	200,000		1,138,273	(5)	-		2,104		1,536,531

Bryan D. Richardson,	2008	185,000	9,620	(10)	624,865		33,300	(11)	6,068		858,853
Executive Vice President and Chief Administrative Officer

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R), but disregarding the estimate of forfeitures related to service-based vesting conditions, for all outstanding awards of restricted stock.  There were no forfeitures of stock awards held by the named executive officers during 2008, other than with respect to Mr. Richardson, who forfeited 1,628 shares of performance-based restricted stock on May 20, 2008 due to the Company’s failure to achieve certain performance goals.  See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of the assumptions made in the valuation of restricted stock awards.

(2)
Excludes the following amounts relating to dividends paid during 2008 on unvested shares held by the named executive officers:  $341,378 for Mr. Sheriff; $112,248 for Mr. Schulte; $291,943 for Mr. Ohlendorf; $280,724 for Mr. Rijos; $143,750 for Mr. Smith; and $80,835 for Mr. Richardson.  Although dividends on unvested shares of stock were viewed by the Compensation Committee as part of each named executive officer’s total compensation during 2008, such amounts are excluded from the table because the full dollar value of the dividends is factored into the grant date fair value of each restricted stock award granted to the named executive officers.

(3)
Unless otherwise indicated, represents the employer matching contribution to our 401(k) Plan, premiums on Company-provided life and disability insurance and/or (in the case of Mr. Smith for 2007) a reimbursement of COBRA insurance premiums paid by the named executive officer.

(4)	Mr. Sheriff became Co-Chief Executive Officer on July 25, 2006 and Chief Executive Officer on February 7, 2008.
(5)
During 2007, we reversed a portion of the compensation expense that had previously been recognized in connection with certain outstanding performance-based restricted stock awards, including certain awards held by Messrs. Sheriff and Smith, due to our determination that full achievement of the performance-goals associated with such awards was no longer probable. As described elsewhere herein, during 2008, the Compensation Committee amended the terms of certain of these awards (including the awards held by Messrs. Sheriff and Smith) to eliminate the performance goals associated with a portion of each award, thereby making that portion of the award subject only to time-based vesting.

(6)
Includes $357,145 of compensation associated with Mr. Sheriff’s July 25, 2006 purchase of 249,752 shares of common stock for $38.07 per share pursuant to the terms of his employment agreement.  Such shares were purchased at a discount of $1.43 per share (based on the $39.50 per share price at which shares were sold in the Company’s public offering on such date).

(7)
Mr. Schulte resigned as Co-Chief Executive Officer on February 7, 2008 and was elected to serve as a member of the Company’s Board of Directors as of such date.  He resigned as an employee of the Company effective March 3, 2008.  He did not receive any compensation for service as a director during 2006 or 2007.

(8)	Includes $10,668 Mr. Schulte received in Stock Awards as compensation for service as a director during 2008.
(9)
Includes $13,464 of compensation related to premiums paid by the Company for continued group health plan coverage for Mr. Schulte and his dependents.  As described elsewhere herein, we entered into a Separation Agreement and General Release with Mr. Schulte in February 2008.  Pursuant to that agreement, we are obligated to provide this coverage for so long as he serves as a non-employee director.

(10)	Represents the discretionary portion of each executive’s 2008 cash incentive payout.
(11)	Represents the individual objectives portion of each executive’s 2008 cash incentive payout.
(12)	Represents the payment of a guaranteed bonus for 2007 pursuant to the terms of Mr. Smith’s employment agreement.

Grants of Plan-Based Awards in Fiscal 2008

The following table summarizes grants of plan-based awards made to our named executive officers in 2008.  All of our named executive officers are eligible to receive dividends on unvested shares of stock that have been granted to them.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Possible Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value Of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
W.E. Sheriff	04/21/2008					(1)	50,000	(1)	50,000 (1)		1,215,500
	04/21/2008									50,000 (2)	1,215,500
Mark J. Schulte(3)	07/10/2008									598(4)	10,668
Mark W. Ohlendorf		(5)	400,000	(5)	(5)
	4/21/2008					(1)	25,000	(1)	25,000 (1)		607,750
	4/21/2008									25,000 (2)	607,750
John P. Rijos		(5)	400,000	(5)	(5)
	4/21/2008					(1)	20,000	(1)	20,000 (1)		486,200
	4/21/2008									20,000 (2)	486,200
T. Andrew Smith		(5)	300,000	(5)	(5)
	4/21/2008					(1)	25,000	(1)	25,000 (1)		607,750
	4/21/2008									25,000 (2)	607,750
Bryan D. Richardson		(6)	148,000	(6)	(6)
	07/07/2008					(7)	4,491	(7)	4,491 (7)		81,826
	07/07/2008									7,485 (8)	136,377

(1)
Represents shares of restricted stock subject to performance-based vesting conditions.  The shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012, subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Compensation Committee.  As described elsewhere herein, the performance targets for the first tranche were based on the Company’s CFFO per share for 2008 and were consistent with the targets established for the 2008 bonus plan.  Achievement of the minimum threshold level of CFFO performance would have resulted in the vesting of 20% of the shares in the first tranche.  Achievement of the targeted level of CFFO performance would have resulted in the vesting of 100% of the shares in the first tranche.  The percentage of shares vesting in each tranche will be pro-rated between the minimum threshold and target levels of performance.  Any performance-based shares which do not vest in any tranche will be forfeited.  All of the shares in the first tranche will be forfeited, as the Company did not achieve the minimum threshold level of performance during 2008.  The performance targets for the second, third and fourth tranches are to be set by the

Compensation Committee during the first quarter of each subsequent year. Each recipient is eligible to receive dividends on any unvested shares.
(2)
The shares will vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012, subject only to continued employment.  Each recipient is eligible to receive dividends on any unvested shares.

(3)
As described elsewhere herein, we entered into a Separation Agreement and General Release with Mr. Schulte in February 2008.  Pursuant to the terms of his Separation Agreement, all unvested shares held by Mr. Schulte vested on March 3, 2008.

(4)	Represents shares of immediately vested stock awarded as compensation for Mr. Schulte’s service as a member of the Company’s Board of Directors.
(5)
Represents the amounts which would have been payable in cash at target under the Company’s 2008 annual bonus program for certain of the named executive officers, the terms of which are summarized elsewhere herein.  Eighty-five percent (85%) of the target bonus opportunity was based on the Company’s achievement of CFFO per share targets during 2008.  Fifteen percent (15%) of the target bonus opportunity was based on individual objectives. The individual objectives portion of the annual bonus program did not specify a minimum threshold level of performance.  Achievement of the minimum threshold level of CFFO performance under the bonus plan would have resulted in 20% of the portion of the award subject to the CFFO targets being funded. The bonus plan did not contain a maximum level of performance and, therefore, achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity. To the extent that the targeted level of performance was exceeded, the Committee retained the discretion to pay out amounts above target 50% in cash and 50% in shares of time-based restricted stock that would have vested approximately one year from the date of grant.  As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2008 performance under the annual bonus program:  Mr. Ohlendorf - $54,000; Mr. Rijos - $54,000; and Mr. Smith - $40,500.  In addition, the Committee awarded a discretionary bonus in the amount of $60,000 to each such executive.

(6)
Represents the amounts which would have been payable in cash at target under the Company’s 2008 annual bonus program for Mr. Richardson, the terms of which are summarized elsewhere herein.  Seventy-five percent (75%) of the target bonus opportunity was based on the Company’s achievement of CFFO per share targets during 2008.  Twenty-five percent (25%) of the target bonus opportunity was based on individual objectives. The individual objectives portion of the annual bonus program did not specify a minimum threshold level of performance.  Achievement of the minimum threshold level of CFFO performance under the bonus plan would have resulted in 20% of the portion of the award subject to the CFFO targets being funded. The bonus plan did not contain a maximum level of performance and, therefore, achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity. As reported in the Summary Compensation Table, Mr. Richardson actually earned $33,300 with respect to 2008 performance under the annual bonus program.  In addition, the Committee awarded Mr. Richardson a $9,620 discretionary bonus.

(7)
Represents shares of restricted stock subject to performance-based vesting conditions.  The shares vest ratably in three installments on May 20, 2009, May 20, 2010 and May 20, 2011, subject to continued employment and dependent upon the level of achievement of performance goals established for each such tranche by the Compensation Committee.  As described elsewhere herein, the performance targets for the first tranche were based on the Company’s CFFO per share for 2008 and were consistent with the targets established for the 2008 bonus plan.  Achievement of the minimum threshold level of CFFO performance would have resulted in the vesting of 25% of the shares in the first tranche.  Achievement of the targeted level of CFFO performance would have resulted in the vesting of 100% of the shares in the first tranche.  The percentage of shares vesting in each performance-vesting tranche will be pro-rated between the minimum threshold and target levels of performance.  Any performance-based shares which do not vest in any tranche will be forfeited.  All of the shares in the first tranche will be forfeited, as the Company did not achieve the minimum threshold level of performance during 2008.  The performance targets for the second and third tranches are to be set by the Compensation Committee during the first quarter of each subsequent year.  Mr. Richardson is eligible to receive dividends on any unvested shares.

(8)
The shares will vest in four installments on May 20, 2009 (1,497 shares), May 20, 2010 (1,497 shares), May 20, 2011 (1,497 shares) and May 20, 2012 (2,994 shares), subject only to continued employment.  Mr. Richardson is eligible to receive dividends on any unvested shares.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table summarizes the number of outstanding equity awards held by each of our named executive officers as of December 31, 2008 (after giving effect to shares vesting on that date).  The market value is based on the closing market price of the Company’s stock on December 31, 2008.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W.E. Sheriff	196,521 (1)(2)	1,096,587	119,931 (2)(3)	669,215
Mark J. Schulte	-	-	-	-
Mark W. Ohlendorf	177,962 (4)	993,028	25,000 (5)	139,500
John P. Rijos	168,835 (6)	942,099	20,000 (5)	111,600
T. Andrew Smith	88,000 (7)	491,040	32,000 (8)	178,560
Bryan D. Richardson	44,052 (9)	245,810	20,823 (10)	116,192

(1)
Subject to continued employment, 146,521 of the shares vest on December 31, 2009.  Subject to continued employment, 50,000 of the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012.

(2)
In 2007, as part of his estate planning efforts (and upon approval of the Compensation Committee), Mr. Sheriff transferred an aggregate of 243,552 unvested shares of restricted stock (including 216,452 of these shares) to Sheriff Financial, LLC.  Mr. Sheriff is the sole manager of Sheriff Financial, LLC and holds 100% of the interests in the LLC (either directly or through a grantor retained annuity trust).

(3)
Subject to continued employment, 69,931 of the shares were eligible to vest on December 31, 2009 depending on the degree to which a performance goal based on the Company’s net cash flow during the fourth quarter of 2008 was achieved.  The Company did not achieve the minimum threshold level of performance during the fourth quarter of 2008, thus none of these shares will be eligible to vest on December 31, 2009.  Subject to continued employment and the achievement of specified performance targets, 50,000 of the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012.  The Company did not achieve the minimum threshold level of performance during 2008, thus the shares scheduled to vest on May 20, 2009 will be forfeited.

(4)
Subject to continued employment, 150,000 of the shares vest ratably in two installments on August 5, 2009 and August 5, 2010.  Subject to continued employment, 2,962 of the shares vested or will vest ratably on March 7, 2009 and March 7, 2010.  Subject to continued employment, 25,000 of the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012.

(5)
Subject to continued employment and the achievement of specified performance targets, the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012.  The Company did not achieve the minimum threshold level of performance during 2008, thus the shares scheduled to vest on May 20, 2009 will be forfeited.

(6)
Subject to continued employment, 147,354 of the shares vest ratably in two installments on August 9, 2009 and August 9, 2010.  Subject to continued employment, 1,481 of the shares vested or will vest ratably on March 7, 2009 and March 7, 2010.  Subject to continued employment, 20,000 of the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012.

(7)
Subject to continued employment, 38,000 of the shares will vest on December 31, 2009 and 25,000 of the shares will vest on December 31, 2010.  Subject to continued employment, 25,000 of the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012.

(8)
Subject to continued employment, 7,000 of the shares were eligible to vest on December 31, 2009 depending on the degree to which a performance goal based on the Company’s net cash flow during the fourth quarter of 2008 was achieved.  The Company did not achieve the minimum threshold level of performance during the fourth quarter of 2008, thus none of these shares will be eligible to vest on December 31, 2009.  Subject to continued employment and the achievement of specified performance targets, 25,000 of the shares vest ratably in four installments on May 20, 2009, May 20, 2010, May 20, 2011 and May 20, 2012.  The Company did not achieve the minimum threshold level of performance during 2008, thus the shares scheduled to vest on May 20, 2009 will be forfeited.

(9)
Subject to continued employment, 33,310 of the shares vest on December 31, 2009.  Subject to continued employment, 2,311 of the shares vest on May 20, 2009, 2,311 of the shares vest on May 20, 2010, 3,126 of the shares vest on May 20, 2011 and 2,994 of the shares vest on May 20, 2012.

(10)
Subject to continued employment, 14,704 of the shares were eligible to vest on December 31, 2009 depending on the degree to which a performance goal based on the Company’s net cash flow during the fourth quarter of 2008 was achieved.  The Company did not achieve the minimum threshold level of performance during the fourth quarter of 2008, thus none of these shares will be eligible to vest on December 31, 2009.  Subject to continued employment and the achievement of specified performance targets, 2,311 of the shares are eligible to vest on May 20, 2009, 2,311 of the shares are eligible to vest on May 20, 2010 and 1,497 of the shares are eligible to vest on May 20, 2011.  The Company did not achieve the minimum threshold level of performance during 2008, thus the shares scheduled to vest on May 20, 2009 will be forfeited.

Stock Vested in Fiscal 2008

The following table summarizes the vesting of restricted stock awards and the value realized by our named executive officers as a result of such vesting during 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
W.E. Sheriff	16,650	92,907 (1)
Mark J. Schulte	223,872	5,739,879 (2)
Mark W. Ohlendorf	76,480	1,283,766 (3)
John P. Rijos	74,439	1,508,090 (4)
T. Andrew Smith	25,000	139,500 (1)
Bryan D. Richardson	6,002	33,491 (1)

(1)	The value realized is based on the closing market price of the underlying stock on December 31, 2008, the date the shares vested.
(2)	The value realized is based on the closing market price of the underlying stock on March 3, 2008 (223,274 shares) and July 10, 2008 (598 shares), the dates the shares vested.
(3)	The value realized is based on the closing market price of the underlying stock on March 7, 2008 (1,480 shares) and August 5, 2008 (75,000 shares), the dates the shares vested.
(4)
The value realized is based on the closing market price of the underlying stock on March 7, 2008 (740 shares), the date the shares vested, and August 8, 2008 (73,699 shares), the last trading day prior to the date the shares vested.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.  The Compensation Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if the Compensation Committee determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has an accrued benefit in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us.  The Compensation Committee may elect to adopt non-qualified defined contribution plans or other non-qualified deferred compensation plans in the future if the Compensation Committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential amounts payable to our named executive officers upon termination of employment or a change in control.  The Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable.  The table below reflects amounts payable to our named executive officers assuming termination of employment on December 31, 2008, with equity based amounts valued at a common share price of $5.58, the reported closing price for our common shares on the NYSE on December 31, 2008.

	Circumstances of Termination
Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)
W.E. Sheriff
Salary	-	-	100,000	200,000	100,000	200,000	200,000
PTO	10,357	10,357	10,357	10,357	10,357	10,357	10,357
COBRA	-	-	4,719	9,439	4,719	9,439	-
Market Value of Accelerated Vesting of Restricted Stock	-	-	817,587	1,375,587	817,587	69,750	69,750
Total	10,357	10,357	932,663	1,595,383	932,663	289,546	280,107
Mark W. Ohlendorf
Salary	-	-	125,000	250,000	125,000	250,000	250,000
PTO	19,231	19,231	19,231	19,231	19,231	19,231	19,231
COBRA	-	-	8,428	16,856	8,428	16,856	-
Market Value of Accelerated Vesting of Restricted Stock	-	-	426,764	1,132,528	418,500	34,875	34,875
Total	19,231	19,231	579,423	1,418,615	571,159	320,962	304,106
John P. Rijos
Salary	-	-	125,000	250,000	125,000	250,000	250,000
PTO	19,231	19,231	19,231	19,231	19,231	19,231	19,231
COBRA	-	-	8,428	16,856	8,428	16,856	-
Market Value of Accelerated Vesting of Restricted Stock	-	-	415,370	1,053,699	411,240	27,900	27,900
Total	19,231	19,231	568,029	1,339,786	563,899	313,987	297,131
T. Andrew Smith
Salary	-	-	237,500	475,000	237,500	475,000	475,000
PTO	36,538	36,538	36,538	36,538	36,538	36,538	36,538
COBRA	-	-	6,347	12,693	6,347	12,693	-
Market Value of Accelerated Vesting of Restricted Stock	-	-	212,040	630,540	212,040	34,875	34,875
Total	36,538	36,538	492,425	1,154,771	492,425	559,106	546,413

Circumstances of Termination
Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)
Bryan D. Richardson
Salary	-	-	97,500	195,000	97,500	195,000	195,000
PTO	15,000	15,000	15,000	15,000	15,000	15,000	15,000
COBRA	-	-	6,320	12,639	6,320	12,639	-
Market Value of Accelerated Vesting of Restricted Stock	-	-	185,870	279,954	185,870	12,895	12,895
Total	15,000	15,000	304,690	502,593	304,690	235,534	222,895

Mr. Schulte is not included in the table above, as he had entered into a Separation Agreement and General Release with the Company, effective February 7, 2008, and was not serving as an officer or employee of the Company as of December 31, 2008.  The terms of his Separation Agreement are discussed more fully above.

The employment agreements for our named executive officers provide that, in the event of termination of employment by the employer other than a termination for “cause” (as defined therein and described below), or by the executives with “good reason” (as defined therein and described below), and the termination is not within 12 months following a “change of control” (as defined therein and described below), the executives will receive severance payments and benefits, upon signing a release of claims in a form adopted by the employer, provided the executives comply with any restrictive covenants by which the executives are bound. These severance payments and benefits are composed of continuation of annual base salary for six months following the date of termination of employment and continuation, at the employer’s expense, of coverage under the employer’s medical plan until the earlier of the six-month anniversary of the date of termination of employment or the date the executive becomes eligible under the medical benefits program of a new employer.

In the event of a change of control, and the executives’ employment is terminated within 12 months following the change of control either by the employer (or a successor) without cause, or by the executives for good reason, then, provided the executives sign a release and comply with any restrictive covenants by which the executives are bound, the executives will be entitled to, for 12 months following the date of termination of employment, continuation of annual base salary (at the rate in effect at the time of termination, or if higher, immediately prior to the change of control) and continuation of coverage under the employer’s medical plan.

If a named executive officer’s employment is terminated due to death or disability, upon providing a release of claims, the executive (or his or her beneficiary or estate) will be entitled to continuation of the executive’s base salary for 12 months.  If the termination is due to disability, the executive will also be entitled to continuation of coverage, at the employer’s expense, in the Company’s insurance plans for 12 months.

Upon any termination of a named executive officer’s employment, the executive will be entitled to receive a payout of up to 160 hours of his paid time off (PTO) balance.

Pursuant to the terms of the initial time-based restricted stock awards granted to Messrs. Sheriff, Smith and Richardson, upon the occurrence of a change in control of the Company, 100% of each of their unvested shares shall immediately vest.  In the event an executive is terminated without cause by the Company (other than by reason of death or disability) or an executive terminates for good reason, the next tranche of unvested shares subject to time-based vesting will vest.  Under the terms of the initial performance-based restricted stock awards granted to these executives, in the event an executive’s employment is terminated by the Company without cause or by him for good reason (whether or not in connection with a change of control), the shares of common stock subject to performance-based vesting at the time of such termination shall remain outstanding until the next vesting date.  Upon such date, the same number of shares shall vest as would have vested if the executive had remained employed on such date.  For purposes of calculating the value of the accelerated vesting of these performance-based awards upon termination by the Company without cause or by the executive for good reason (whether or not in connection with a change of control) in the above table, it is assumed that only the 65% of the shares that were converted to time-based vesting in

2008 would vest, as the Company did not achieve the minimum threshold level of performance during the fourth quarter of 2008 for the vesting of any of the performance-based shares scheduled to vest in 2009.

Pursuant to the terms of the initial restricted stock awards granted to Messrs. Ohlendorf and Rijos, upon the occurrence of a change of control of the Company, 100% of the award that is not vested at that time will immediately vest. In the event either is terminated without cause by the Company (other than by reason of his death or disability) or he terminates for good reason, the next tranche of unvested shares will vest.

Pursuant to the terms of the restricted stock awards granted to Messrs. Ohlendorf and Rijos in March 2007, upon the occurrence of a change of control of the Company, 100% of the award that is not vested at that time will immediately vest. In the event either is terminated without cause by the Company (other than by reason of his death or disability), the next tranche of unvested shares will vest.

Under the terms of the restricted stock awards granted to each of the named executive officers in 2008 and to Mr. Richardson in 2007, upon the occurrence of a change of control, the next tranche of unvested shares will vest and any shares subject to performance-based vesting will automatically convert to time-based vesting.  In addition, in the event an executive’s employment is terminated without cause by the Company following such change of control, all remaining unvested shares will vest.  With respect to performance-based shares, in the event an executive’s employment terminates by reason of death or disability, the tranche of shares subject to vesting at the next vesting date will remain outstanding until such date. Upon such date, the same number of shares shall vest as would have vested if the executive had remained employed on such date.  With respect to time-based shares, in the event an executive’s employment terminates by reason of death or disability, the tranche of shares subject to vesting at the next vesting date will remain outstanding until such date, at which time the shares in that tranche will vest.  For purposes of calculating the value of the accelerated vesting of these awards upon death or disability in the above table, it is assumed that only the time-based shares would vest, as the Company did not achieve the minimum threshold level of performance during 2008 for the vesting of any of the performance-based shares scheduled to vest in 2009.

Under each of the named executive officers’ employment agreements, a “change of control” shall be deemed to have occurred if (a) any person (other than certain affiliates of Fortress Investment Group LLC) becomes the beneficial owner of securities representing fifty percent (50%) or more of the combined voting power of the Company’s outstanding securities (not including in the securities beneficially owned by such person any securities acquired directly from the Company or any of its affiliates); (b) the Company or any subsidiary merges or consolidates with any other corporation, except when the individuals who comprise the Company’s Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the surviving entity (or its ultimate parent); or (c) the Company’s stockholders approve a plan of liquidation or dissolution or the Company completes the sale of all or substantially all of its assets (other than a sale to an entity, at least fifty percent (50%) of the combined voting power of the securities of which are owned by stockholders of the Company after the transaction in substantially the same proportions as their ownership of the Company prior to the transaction, or other than a sale immediately following which the individuals who comprise the Company’s Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the entity to which the assets are sold (or its ultimate parent)).  In any event, a “change of control” shall not be deemed to have occurred by virtue of the consummation of any transaction (or series of integrated transactions) immediately following which the Company’s stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of the Company immediately following such transaction(s).

Under each of the named executive officers’ employment agreements, “cause” means (a) conviction of, or guilty plea concerning, or confession of, any felony; (b) any act of dishonesty committed by the executive in connection with the Company’s business; (c) any material breach by the executive of the employment agreement after written notice and reasonable opportunity to cure; (d) any material breach of any reasonable and lawful rule or directive of the Company; (e) the gross or willful neglect of duties or gross misconduct by the executive; and (f) the habitual use of drugs or the habitual, excessive use of alcohol that, in the Board of Director’s good faith determination, materially interferes with the performance of the executive’s duties.

Under each of the named executive officers’ employment agreements, “good reason” means either (a) the occurrence, without the executive’s written consent, of any of the following circumstances, unless such circumstances are fully corrected by the Company within thirty (30) days following written notice by the executive that he intends to terminate his employment for one of the reasons set forth below: (i) the failure by the Company to pay to the executive any portion of his base salary or bonus within thirty (30) days of the date such compensation is due; (ii) the relocation of the executive’s principal office at the Company to a location outside a fifty (50) mile radius from the executive’s principal office location at the time of entering into the employment agreement; or (iii) the executive is assigned duties, compensation or responsibilities that are materially and significantly reduced with respect to the scope or nature of the duties, compensation and/or responsibilities associated with the executive’s position at the effective date of the employment agreement and the Company fails to remedy the situation within ten (10) days following written notice by the executive; or (b) the delivery by the Company to the executive of written notice indicating that it intends not to extend the term of the employment agreement. In any event, a termination by the executive for “good reason” shall not be deemed to have occurred by virtue of changes in the executive’s duties, benefits and responsibilities resulting upon (or shortly thereafter) the consummation of any transaction (or series of integrated transactions) immediately following which the Company’s stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction(s).

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee of the Board of Directors was composed of Messrs. Edwards, Bumstead and Leeds and Dr. Waxman.  Mr. Edwards resigned as a director and as a member of the Compensation Committee on November 4, 2008.  None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions, it has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included herein.

Respectfully submitted by the Compensation Committee of the Board of Directors,

COMPENSATION COMMITTEE

Frank M. Bumstead, Chairman
Jeffrey R. Leeds
Dr. Samuel Waxman

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 24, 2009, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group, based on 105,238,046 shares of our common stock (including restricted shares) outstanding as of that date.  Unless otherwise indicated, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock.  Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027.

	Nature and Amount of Beneficial Ownership
Name of Beneficial Owner	Shares Owned (1)	Percentage
Executive Officers and Directors
Wesley R. Edens (2)	61,155,326	58.11%
W.E. Sheriff (3)	719,904	*
Mark W. Ohlendorf	420,073	*
John P. Rijos	470,415	*
T. Andrew Smith	156,311	*
Bryan D. Richardson	118,951	*
Frank M. Bumstead	53,444	*
Jackie M. Clegg	11,082	*
Tobia Ippolito	-	*
Jeffrey R. Leeds	28,033	*
Mark J. Schulte	596,713	*
James R. Seward	73,798	*
Samuel Waxman (4)	35,025	*
All directors and executive officers as a group (17 persons)	64,297,782	61.10%
5% Stockholders
Fortress Operating Entity I LP (5)	60,875,826	57.85%
FMR LLC (6)	14,475,288	13.75%

*     Less than 1%

(1)
Consists of shares held, including all restricted shares held (whether or not such restricted shares have voting restrictions).  See “Certain Relationships and Related Transactions” below for a summary of shares pledged as security.

(2)	Includes 279,500 shares held by Mr. Edens and other ownership as set forth in Footnote 5.
(3)	Includes 447,352 shares held by Mr. Sheriff, 243,552 shares held by Sheriff Financial, LLC and 29,000 shares held by the W.E. Sheriff Family Partnership.
(4)	Includes 24,136 shares held by Dr. Waxman and 10,889 shares held by Dr. Waxman’s defined benefit pension plan.
(5)
Includes 9,102,708 shares held by FRIT Holdings LLC, 8,215,358 shares held by PRIN Holding LLC, 23,663,283 shares held by Fort GB Holdings LLC, 1,349,359 shares held by FABP (GAGACQ) LP, 8,793,392 shares held by Fortress RIC Coinvestment Fund LP, 3,026,435 shares held by Fortress Investment Fund IV (Fund A) L.P., 1,222,077 shares held by Fortress Investment Fund IV (Fund B) L.P., 289,968 shares held by Fortress Investment Fund IV (Fund C) L.P., 1,810,004 shares held by Fortress Investment Fund IV (Fund D) L.P., 211,916 shares held by Fortress Investment Fund IV (Fund E) L.P., 95,084 shares held by Fortress Investment Fund IV (Fund F) L.P., 114,081 shares held by Fortress Investment Fund IV (Fund G) L.P., 790,673 shares held by Fortress Investment Fund IV (Coinvestment Fund A) L.P., 492,823 shares held by Fortress Investment Fund IV (Coinvestment Fund B) L.P., 98,164 shares held by Fortress Investment Fund IV (Coinvestment Fund C) L.P., 473,183 shares held by Fortress Investment Fund IV (Coinvestment Fund D) L.P., 40,635 shares held by Fortress Investment Fund IV (Coinvestment Fund F) L.P., 135,391 shares held by Fortress Investment Fund IV (Coinvestment Fund G) L.P., 826,292 shares held by FBIF Holdings LLC, 12,500 shares held by Drawbridge Special Opportunities Fund Ltd., and 112,500 shares held by Drawbridge Special Opportunities Fund LP. FRIT Holdings LLC is wholly-owned by Fortress Investment Fund Sister Company LLC. Fortress Fund MM LLC is the managing member of Fortress Investment Fund Sister Company LLC.

PRIN Holding LLC is managed by FIG LLC and its members are Wesley R. Edens, Randal A. Nardone and Robert I. Kauffman. Fortress (GAGACQ) LLC is the managing member of Fort GB Holdings LLC. Fortress Fund MM II LLC is the managing member of Fortress (GAGACQ) LLC and is the general partner of FABP (GAGACQ) LP. FIG LLC is the managing member of Fortress Fund MM LLC and Fortress Fund MM II LLC. FIG LLC is the investment manager of Fortress RIC Coinvestment Fund LP, Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P., Fortress Investment Fund IV (Fund G) L.P., Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P., and Fortress Investment Fund IV (Coinvestment Fund G) L.P. FIG Advisors LLC is a wholly-owned subsidiary of FIG LLC. FIG Advisors LLC is the investment manager of FBIF Holdings LLC. FIG LLC is the managing member of Drawbridge Special Opportunities Advisors LLC. Drawbridge Special Opportunities Advisors LLC is the investment manager of Drawbridge Special Opportunities Fund Ltd. and Drawbridge Special Opportunities Fund LP. Fortress Operating Entity I LP (“FOE I”) is the 100% owner of FIG LLC. FIG Corp. is the general partner of FOE I. FIG Corp. is a wholly-owned subsidiary of Fortress Investment Group LLC (“Fortress”). By virtue of his ownership interests in Fortress and certain of its affiliates, Wesley R. Edens, our Chairman, may be deemed to beneficially own the shares listed as beneficially owned by Fortress and/or certain of its affiliates. Mr. Edens disclaims beneficial ownership of such shares. The address for each of Fortress and the affiliates of Fortress listed above is 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(6)
Information regarding FMR LLC (“FMR”) is based solely on an amended Schedule 13G filed with the SEC on February 17, 2009.  According to such Schedule 13G, FMR, a parent holding company, reported that it has sole voting power with respect to 139,900 shares and sole dispositive power with respect to 14,475,288 shares.  Members of the Edward C. Johnson 3d family together own approximately 49% of the voting power of FMR.  Edward C. Johnson 3d is the Chairman of FMR.  Fidelity Management & Research Company, a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 14,315,388 shares.  Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 159,900 shares.  The address for each of FMR and Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109.  The address for Pyramis Global Advisors Trust Company is 53 State Street, Boston, Massachusetts 02109.

Equity Compensation Plans

The following table provides certain information as of December 31, 2008 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and, rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(3)	—	—	1,970,412
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,970,412

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

(2)
Consists of 1,010,301 shares remaining available for future issuance under our Omnibus Stock Incentive Plan and 960,111 shares remaining available for future issuance under our Associate Stock Purchase Plan.

(3)
Under the terms of our Omnibus Stock Incentive Plan, the number of shares reserved and available for issuance will increase annually each January 1 by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year.  Under the terms of our Associate Stock Purchase Plan, the number of shares reserved and available for issuance will automatically increase by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors has affirmatively determined that Ms. Clegg, Messrs. Bumstead, Leeds and Seward and Dr. Waxman are “independent” under Section 303A.02(b) of the New York Stock Exchange, or NYSE, listing standards because none of them had a material relationship with Brookdale. Our Board had also previously determined that Jeffrey G. Edwards was independent.  Mr. Edwards resigned as a member of our Board of Directors effective November 4, 2008.  In making these determinations, our Board of Directors considered all relevant facts and circumstances, as required by applicable NYSE listing standards.

The NYSE rules require that the Board of Directors consist of a majority of “independent directors” and that the Nominating and Corporate Governance Committee, the Compensation Committee and the Audit Committee of the Board of Directors consist entirely of “independent directors.” Under NYSE listing standards, whether a director is an “independent director” is a subjective determination to be made by the Board of Directors, and a director of Brookdale only qualifies as “independent” if the Board of Directors affirmatively determines that the director has no material relationship with Brookdale (either directly or as a partner, shareholder or officer of an organization that has a relationship with Brookdale). While the test for independence is a subjective one, the NYSE rules also contain objective criteria that preclude directors from being considered independent in certain situations.

Specifically, persons meeting the following objective criteria are deemed to be not independent:

•
A director who is an employee, or whose immediate family member is an executive officer, of Brookdale (including any consolidated subsidiary), may not be considered independent until three years after the end of such employment relationship;

•
A director who has received, or whose immediate family member has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from Brookdale (including any consolidated subsidiary), other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•
A director who (i) is, or whose immediate family is, a current partner of a firm that is the internal or external auditor of Brookdale; (ii) is a current employee of such a firm; (iii) a director whose immediate family member is a current employee of such firm and who personally works on Brookdale’s audit; or (iv) was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on Brookdale’s audit within that time;

•
A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of Brookdale’s present executives serve on that company’s compensation committee may not be considered independent until three years after the end of such service or the employment relationship; and

•
A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company (or a consolidated subsidiary of such company) that makes payments to, or receives payments from, Brookdale for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues may not be considered an independent director until three years after falling below such threshold.

Ownership of a significant amount of Brookdale’s stock, by itself, does not constitute a material relationship.

The Board of Directors has not established additional guidelines to assist it in determining whether a director has a material relationship with Brookdale under NYSE rules, but instead evaluates each director or nominee for director under the tests set forth by the NYSE and through a broad consideration and evaluation of all relevant facts and circumstances. The Board of Directors, when assessing the materiality of a director’s relationship with Brookdale, also considers the issue not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation.

There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by our Board of Directors in making the required independence determinations. None of the directors that were deemed independent had any relationship with us (other than as a director or stockholder).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Upon the consummation of our initial public offering, we entered into a Stockholders Agreement with Fortress Brookdale Acquisition LLC, Fortress Investment Trust II, FIT-ALT Investor LLC and Health Partners (as has been and may be from time to time amended, the “Stockholders Agreement”). The Stockholders Agreement provides these stockholders with certain rights with respect to the designation of directors to our Board of Directors as well as registration rights for our securities owned by them. Upon consummation of the merger with ARC, and the related underwritten public offering, Health Partners no longer beneficially owned more than 5% of the voting power of the Company and is no longer a “Stockholder” for purposes of the Stockholders Agreement.

Designation of Directors

The Stockholders Agreement requires that each of Fortress Brookdale Acquisition LLC, Fortress Investment Trust II, FIT-ALT Investor LLC, RIC Coinvestment Fund LP and their respective affiliates and permitted transferees (collectively referred to herein as the “Fortress Stockholders”) vote or cause to be voted all of our voting stock beneficially owned by each and to take all other reasonably necessary action so as to elect to our Board of Directors, so long as the Fortress Stockholders beneficially own (i) more than 50% of the voting power of the Company, four directors, or, if the board shall be composed of eight members, five directors, designated by FIG Advisors LLC, an affiliate of Fortress (“FIG Advisors”), or such other party designated by Fortress; (ii) between 25% and 50% of the voting power of the Company, three directors designated by FIG Advisors; (iii) between 10% and 25% of the voting power of the Company, two directors designated by FIG Advisors; and (iv) between 5% and 10% of the voting power of the Company, one director designated by FIG Advisors.

If at any time the number of our directors entitled to be designated by FIG Advisors pursuant to the Stockholders Agreement shall decrease, within ten days thereafter, FIG Advisors shall cause the appropriate number of directors to resign and any such vacancy shall be filled by a majority vote of our Board of Directors.

In accordance with the Stockholders Agreement, FIG Advisors has designated Wesley R. Edens, Tobia Ippolito, Jeffrey R. Leeds, James R. Seward and Frank M. Bumstead to our Board of Directors.

Registration Rights

Demand Rights. For so long as the Fortress Stockholders collectively and beneficially own an amount of our common stock at least equal to 5% or more of our common stock issued and outstanding immediately after the consummation of our initial public offering (a “Registrable Amount”), they will retain “demand” registration rights that allow them at any time after six months following the consummation of our initial public offering to request that we register under the Securities Act of 1933, as amended, an amount equal to or greater than 5% of our stock that they own. The Fortress Stockholders are entitled to an aggregate of two demand registrations. We are not required to maintain the effectiveness of the registration statement for more than 60 days. We are also not required to effect any demand registration within six months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights and which included at least 50% of the securities requested by the requestor to be included. We are not obligated to grant a request for a demand registration within four months of any other demand registration, and may refuse a request for demand registration if in our reasonable judgment, it is not feasible for us to proceed with the registration because of the unavailability of audited financial statements.

Piggyback Rights. For so long as the Fortress Stockholders beneficially own an amount of our common stock at least equal to 1% of our common stock issued and outstanding immediately after the consummation of our initial public offering, the Fortress Stockholders have “piggyback” registration rights that allow them to include the shares of common stock that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Forms S-4 or S-8) or by any of our other stockholders that have registration rights. The “piggyback” registration rights of these stockholders are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

Shelf Registration. For so long as the Fortress Stockholders beneficially own a Registrable Amount, they have a right to request a shelf registration on Form S-3, providing for an offering to be made on a continuous basis, subject to a time limit on our efforts to keep the shelf registration statement continuously effective and our right to suspend the use of the shelf registration prospectus for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12 month period) if we determine that certain disclosures required by the shelf registration statement would be detrimental to us or our stockholders. In addition, the Fortress Stockholders that have not made a request for a shelf registration may elect to participate in such shelf registration within ten days after notice of the registration is given.

Indemnification; Expenses. We have agreed to indemnify the Fortress Stockholders against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell shares of our common stock, unless such liability arose from their misstatement or omission, and they have agreed to indemnify us against all losses caused by their misstatements or omissions. We will pay all expenses incident to our performance under the Stockholders Agreement, and the Fortress Stockholders will pay all underwriting discounts, commissions and transfer taxes relating to the sale of their shares under the Stockholders Agreement.

Employment of Glenn E. Sheriff

Since the date of our acquisition of ARC, we have employed Glenn E. Sheriff as our Senior Director of Marketing Analytics.  Mr. Sheriff is the son of W.E. Sheriff, our Chief Executive Officer.  Mr. Sheriff was previously employed in a substantially similar capacity for ARC.  Mr. Sheriff’s annual base salary is $113,409.  He also participates in our bonus program for similarly-situated management level employees and, like other similarly-situated employees, is eligible to receive awards of restricted stock under our Omnibus Stock Incentive Plan.  In addition, Mr. Sheriff is eligible to participate in the other benefit plans and programs we offer from time to time to similarly-situated employees.

Loan to Mark J. Schulte

In October 2000, Brookdale Living Communities Inc., or BLC, loaned approximately $2.0 million to Mark J. Schulte, a member of our Board of Directors and our former Co-Chief Executive Officer. In exchange, BLC received a ten-year, secured, non-recourse promissory note from Mr. Schulte, which bears interest at a rate of 6.09% per annum, 2.0% of which is payable in cash and the remainder of which accrues and will be paid at maturity on October 2, 2010. The largest outstanding amount of indebtedness due on the note since the beginning of fiscal 2008 was approximately $2.7 million.  At April 6, 2009, the outstanding indebtedness on the loan was approximately $2.7 million.  The amount of interest paid on the loan since the beginning of fiscal 2008 was approximately $51,000.  No portion of the principal has been repaid since the beginning of fiscal 2008.  The note was originally secured by Mr. Schulte’s membership interests in Fortress Brookdale Acquisition LLC, or FBA, an affiliate of Fortress and the former holder of a majority of the outstanding common stock of BLC. The loan to Mr. Schulte resulted from negotiations between Mr. Schulte and Fortress, our largest stockholder. As a result, some of the terms of this loan may not have been as favorable to us as if such loan was negotiated with an unaffiliated third party. In connection with our formation transactions in September 2005, BLC and Mr. Schulte substituted as collateral for this loan 115,159 shares of our common stock received by Mr. Schulte in exchange for his membership interests in FBA.  Following the formation transactions, BLC became a wholly-owned subsidiary of the Company.

Consulting Arrangement with Paul A. Froning

In connection with his separation from the company in February 2008, Paul A. Froning, our former Executive Vice President and Chief Investment Officer, was retained to serve as a consultant to the company.  Mr. Froning also currently serves as an employee of Fortress.  Under the terms of the Separation and Consulting Agreement we entered into with him, we agreed to provide Mr. Froning with Chicago office space and assistance from Brookdale personnel comparable to what he had as an officer of the company.  Pursuant to our agreement with Mr. Froning, all of his outstanding restricted stock awards were amended to provide that all unvested shares of restricted stock previously granted to him will continue vesting in accordance with the original vesting schedules for so long as he continues to serve us as a consultant.  Any termination of his consulting services would be treated as a termination of employment for purposes of his award agreements.

Mr. Froning’s consulting arrangement was terminated by us in April 2009.  Accordingly, 30,578 shares of restricted stock that he held as of the date of termination vested at that time and the remaining 27,764 shares of restricted stock that he held at that time were forfeited.

Leases with Holiday Retirement

During 2008, we began leasing space in a number of communities owned by Holiday Retirement so that we can establish outpatient rehabilitation clinics and/or home health agencies therein.  Holiday Retirement is owned by funds affiliated with Fortress.  We have agreed with Holiday that the terms and provisions of any leases entered into between us must clearly be at fair market value and that certain agreed upon mechanisms will be used to price the fair market rent for leases in particular Holiday communities.  We will only be leasing the amount of space that we reasonably believe is necessary.  For each lease, the rent will be determined at the inception of the applicable lease, and will be subject to a reasonable, annual escalation factor.  All of the leases will be on the same form agreed upon by the parties, and will be based upon the standard form previously approved by Holiday’s lenders.  Under the terms of the leases that have been entered into to date, we are required to pay Holiday periodic rental payments aggregating approximately $420,000 (calculated as the aggregate amount of periodic rental payments since the beginning of 2008 through the remaining terms of the existing leases).

Participation of Fortress Funds in Brookdale Credit Facilities

During 2008, we learned that certain funds affiliated with Fortress became participating lenders under our previous revolving credit facility.  Immediately prior to entering into our amended and restated credit facility on February 27, 2009, such funds, in the aggregate, were committed for $136.4 million of the $245.0 million line of credit limit.  Based on actual borrowings in effect immediately prior to entering into our amended and restated credit facility, we were indebted to these funds in the aggregate amount of $108.6 million.  These Fortress funds are also participating lenders under our amended and restated credit facility.  In the aggregate, as of April 6, 2009, these funds were committed for $95.2 million of the $220.0 million line of credit limit.  Based on actual borrowings in effect as of April 6, 2009, we were indebted to these funds in the aggregate amount of $67.0 million.  The largest outstanding amount of our indebtedness to the Fortress funds under these credit facilities since the beginning of fiscal 2008 was approximately $108.6 million.

Amounts outstanding under the previous credit facility bore interest at the base rate plus 3.0% or LIBOR plus 4.0%, at our election.  Amounts drawn under the amended and restated credit facility will generally bear interest, at our option, at either (i) LIBOR plus a margin of 7.0% or (ii) the greater of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin of 7%.  For purposes of determining the interest rate, in no event shall the base rate or LIBOR be less than 3.0%.  In connection with the loan commitments, we will pay a quarterly commitment fee of 1.0% per annum on the average daily amount of undrawn funds.  The amount of interest paid to the Fortress funds under these credit facilities since the beginning of fiscal 2008 was approximately $1.7 million.  In addition, since the beginning of fiscal 2008, we have paid fees to the Fortress funds under these credit facilities of approximately $1.4 million.

Fortress Credit Agreements

Two affiliates of Fortress, FRIT Holdings LLC and FIT Holdings LLC, entered into separate credit agreements, both dated June 28, 2006, with Deutsche Bank AG, London Branch, or Deutsche Bank, as Administrative Agent and sole lender. Pursuant to these credit agreements, the affiliates received an aggregate commitment of approximately $1.43 billion from Deutsche Bank, and this amount was secured by, among other things, a pledge by the borrowers and one other affiliate of Fortress of a total of 40,628,000 shares of our common stock owned by such affiliates. The credit agreements contained customary default provisions and also required prepayment or cash collateralization of a portion of the borrowings by the borrowers in the event the trading price of our common stock decreased below certain specified levels. We were not a party to the credit agreements and had no obligations thereunder.

In connection with our obligations under the Stockholders Agreement, we received a request from Fortress to file a registration statement on Form S-3 to permit the registration of the sale of up to 40,628,000 shares of common stock that Fortress or certain of its affiliates had pledged as collateral in connection with the credit agreements. We filed the registration statement on Form S-3 on December 21, 2006.

On January 2, 2008, we were informed by Fortress that all amounts borrowed under the foregoing credit agreements had been repaid and that the credit agreements had been terminated.  As a result, shares of our stock owned by these affiliates of Fortress are no longer pledged under the credit agreements with Deutsche Bank.  We were also informed that, on December 28, 2007, FIT Holdings LLC, as borrower, entered into a loan agreement with Goldman Sachs Bank USA, as agent, Goldman, Sachs & Co., as collateral agent, and the lenders party thereto.  Pursuant to the loan agreement, the borrower received a loan of approximately $250 million from the lenders, and this amount was secured by, among other things, a pledge by the borrower and one or more of its wholly-owned subsidiaries of a total of 33,228,000 shares of our common stock owned by the borrower and such subsidiaries.  The loan agreement contained customary default provisions and also required cash collateralization of a portion of the borrowings by the borrower in the event the trading price of our common stock decreased below certain specified levels.

On November 28, 2008, we were informed by Fortress that all amounts borrowed under the loan agreement had been repaid and that the loan agreement had been terminated.  As a result, shares of our stock owned by these affiliates of Fortress are no longer pledged under the loan agreement with Goldman Sachs.  We were not a party to the loan agreement and had no obligations thereunder.

Neither of the above-referenced loans is currently outstanding.  Wesley R. Edens, the Chairman of our Board of Directors, owns an interest in Fortress and is the Chairman of its board of directors and Chief Executive Officer. Tobia Ippolito, a member of our Board of Directors, and William B. Doniger, a former member of our Board of Directors, are managing directors of Fortress.

Policies and Procedures for Related Party Transactions

Our Board of Directors has adopted a written Policy and Procedures with Respect to Related Person Transactions, which we refer to as our Related Person Policy. Pursuant to the terms of the Related Person Policy, we will enter into or ratify related person transactions only when the Audit Committee of our Board of Directors determines that the transaction in question is in, or is not inconsistent with, the best interests of the Company and our stockholders.

Related person transactions that are identified as such prior to the consummation thereof or amendment thereto may be consummated or amended only if the transaction has been reviewed and approved in advance by the Audit Committee (or in those instances where the General Counsel determines that it is not practicable or desirable for the Company to wait until the next Audit Committee meeting, by the chair of the Audit Committee).  All Related Persons (defined below) and all business unit leaders responsible for a proposed transaction are required to report to our legal department any potential related person transaction prior to entering into the transaction.  The legal department will determine whether the transaction is a related person transaction and, therefore, should be submitted to the Audit Committee for consideration.  In the event our Chief Executive Officer, Chief Financial Officer or General Counsel becomes aware of a pending or ongoing related person transaction that has not been previously approved or ratified, the transaction will promptly be submitted to the Audit Committee or its chair, which will evaluate all available options, including ratification, amendment or termination of the transaction.  In the event any of such persons become aware of a completed related person transaction that has not been previously approved or ratified, the Audit Committee or its chair shall evaluate the transaction to determine if rescission of the transaction and/or any disciplinary action is appropriate.

At the Audit Committee’s first meeting of each fiscal year, the committee will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from the Company of more than $120,000 and, taking into consideration the Company’s contractual obligations, will determine whether to continue, modify or terminate each such transaction.

Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.

A “Related Person”, as defined in our Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Our Related Person Policy also requires Audit Committee pre-approval of proposed charitable contributions, or pledges of charitable contributions, by the Company to a charitable or non-profit organization for which a Related Person is actively involved in fundraising or otherwise serves as a director, trustee or in a similar capacity.

Because our Related Person Policy was initially adopted in early 2007, most of the transactions described above were not subject to the policy’s pre-approval requirements (other than the consulting arrangement with Mr. Froning and the leases with Holiday Retirement, for which pre-approval was obtained in each case).  However, the Audit Committee has ratified each of the transactions described above that remains ongoing (including the participation of certain Fortress funds in our amended credit facility).

Item 14.	Principal Accounting Fees and Services.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

In connection with the audit of the 2008 financial statements, Brookdale entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP has performed audit services for Brookdale. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

Set forth below are the aggregate fees billed by E&Y during 2008 and 2007 for all audit, audit related, tax and other services provided by E&Y to Brookdale.

	2008	2007
Audit Fees	$1,452,000	$1,649,300
Audit Related Fees	$1,500	$167,029
Tax Fees	$-	$36,235
All Other Fees	$-	$-

“Audit Fees” include fees for the audit of Brookdale’s annual financial statements and review of financial statements included in Brookdale’s quarterly reports (Forms 10-Q) and fees for the audit of internal control over financial reporting. This category also includes review of, and consents for, filings with the SEC related to acquisitions and registration statements (including secondary offerings) and the issuance of comfort letters associated with those offerings.

“Audit Related Fees” include fees for services related to audits not required by statute or regulations and the performance of due diligence procedures in connection with our acquisitions.

“Tax Fees” include fees for professional services rendered by E&Y for tax compliance, tax advice, and tax planning. These corporate tax services include technical tax advice on tax matters, assistance with preparing tax returns, value added tax, government sales tax and equivalent tax matters in local jurisdictions, assistance with local tax authority documentation and reporting requirements for tax compliance purposes, and assistance with tax audit defense matters.

“All Other Fees” include fees paid by Brookdale to E&Y that are not included in the three paragraphs above. There were no services in that category in 2008 or 2007.

Audit Committee Pre-Approval Policies and Procedures

Brookdale’s Audit Committee has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all fees paid to, and all services performed by, Brookdale’s independent registered public accounting firm. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved in compliance with the Audit Committee pre-approval policies and procedures described herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

2)
Exhibits – The exhibits listed in the Exhibit Index immediately following the signature page hereto are filed as exhibits to this Amendment and are meant to supplement the exhibits listed in Item 15 and the Exhibit Index of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.

By:	/s/ W.E. Sheriff
Name:	W.E. Sheriff
Title:	Chief Executive Officer
Date:	April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	April 30, 2009
Wesley R. Edens

/s/ W.E. Sheriff	Chief Executive Officer	April 30, 2009
W.E. Sheriff

/s/ Mark W. Ohlendorf	Co-President and Chief Financial Officer	April 30, 2009
Mark W. Ohlendorf	(Principal Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	April 30, 2009
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	April 30, 2009
Jackie M. Clegg

/s/ Tobia Ippolito	Director	April 30, 2009
Tobia Ippolito

/s/ Jeffrey R. Leeds	Director	April 30, 2009
Jeffrey R. Leeds

/s/ Mark J. Schulte	Director	April 30, 2009
Mark J. Schulte

/s/ James R. Seward	Director	April 30, 2009
James R. Seward

/s/ Samuel Waxman	Director	April 30, 2009
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.