Form 10-Q
period 2009-03-31
Brookdale Senior Living Inc.
filed 2009-05-11
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 7, 2009, 101,870,646 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2009	December 31, 2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$52,507	$53,973
Cash and escrow deposits — restricted	94,027	86,723
Accounts receivable, net	95,174	91,646
Deferred tax asset	14,677	14,677
Prepaid expenses and other current assets, net	36,516	33,766
Total current assets	292,901	280,785
Property, plant and equipment and leasehold intangibles, net	3,663,099	3,697,834
Cash and escrow deposits — restricted	80,581	29,988
Investment in unconsolidated ventures	24,127	28,420
Goodwill	109,942	109,967
Other intangible assets, net	222,830	231,589
Other assets, net	74,951	70,675
Total assets	$4,468,431	$4,449,258

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$24,155	$158,476
Current portion of line of credit	45,759	4,453
Trade accounts payable	41,248	29,105
Accrued expenses	163,674	170,366
Refundable entrance fees and deferred revenue	265,223	253,647
Tenant security deposits	30,019	29,965
Total current liabilities	570,078	646,012
Long-term debt, less current portion	2,385,605	2,235,000
Line of credit, less current portion	109,241	155,000
Deferred entrance fee revenue	76,698	76,410
Deferred liabilities	139,109	135,947
Deferred tax liability	170,343	178,647
Other liabilities	63,056	61,641
Total liabilities	3,514,130	3,488,657
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at March 31, 2009 and December 31, 2008; 106,434,001 and 106,467,764 shares issued and 105,222,700 and 105,256,463 shares outstanding (including 3,436,489 and 3,542,801 unvested restricted shares), respectively	1,053	1,053
Additional paid-in-capital	1,697,883	1,690,851
Treasury stock, at cost; 1,211,301 shares at March 31, 2009 and December 31, 2008	(29,187)	(29,187)
Accumulated deficit	(714,354)	(700,720)
Accumulated other comprehensive loss	(1,094)	(1,396)
Total stockholders’ equity	954,301	960,601
Total liabilities and stockholders’ equity	$4,468,431	$4,449,258

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue
Resident fees	$496,229	$478,835
Management fees	1,717	1,813
Total revenue	497,946	480,648

Expense
Facility operating expense (excluding depreciation and amortization of $45,693 and $50,890, respectively)	318,112	305,059
General and administrative expense (including non-cash stock-based compensation expense of $6,809 and $8,010, respectively)	33,707	36,388
Facility lease expense	67,741	67,812
Depreciation and amortization	68,133	71,940
Total operating expense	487,693	481,199
Income (loss) from operations	10,253	(551)

Interest income	820	1,626
Interest expense
Debt	(32,821)	(35,871)
Amortization of deferred financing costs	(1,542)	(1,557)
Change in fair value of derivatives and amortization	(4,285)	(45,633)
Loss on extinguishment of debt	—	(2,821)
Equity in earnings (loss) of unconsolidated ventures	595	(173)
Other non-operating income	4,232	—
Loss before income taxes	(22,748)	(84,980)
Benefit for income taxes	9,112	29,887
Net loss	$(13,636)	$(55,093)

Basic and diluted loss per share	$(0.13)	$(0.54)

Weighted average shares used in computing basic and diluted loss per share	101,738	101,995

Dividends declared per share	$—	$0.25

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(13,636)	$(55,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	2,821
Depreciation and amortization	69,675	73,497
Equity in (earnings) loss of unconsolidated ventures	(595)	173
Distributions from unconsolidated ventures from cumulative share of net earnings	11	190
Amortization of deferred gain	(1,086)	(1,085)
Amortization of entrance fees	(5,110)	(6,691)
Proceeds from deferred entrance fee revenue	4,872	2,780
Deferred income tax benefit	(8,194)	(30,662)
Change in deferred lease liability	4,248	5,751
Change in fair value of derivatives and amortization	4,285	45,633
Gain on sale of assets	(4,455)	—
Non-cash stock-based compensation	6,809	8,010
Changes in operating assets and liabilities:
Accounts receivable, net	(3,118)	(6,392)
Prepaid expenses and other assets, net	(1,887)	3,179
Accounts payable and accrued expenses	4,966	(5,083)
Tenant refundable fees and security deposits	(370)	1,184
Deferred revenue	15,057	3,081
Other	(2,715)	(664)
Net cash provided by operating activities	68,757	40,629

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	1,480	1,763
Increase in cash and escrow deposits — restricted	(57,897)	(20,663)
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(33,491)	(46,213)
Acquisition of assets, net of related payables and cash received	—	(745)
(Issuance of) payment on notes receivable, net	(36)	10,112
Investment in unconsolidated ventures	(1,106)	(356)
Distributions received from unconsolidated ventures	525	—
Proceeds from sale leaseback transaction	9,166	—
Proceeds from sale of unconsolidated venture	8,843	—
Net cash used in investing activities	(72,516)	(56,102)

Cash Flows from Financing Activities
Proceeds from debt	26,521	288,479
Repayment of debt and capital lease obligation	(10,403)	(181,327)
Proceeds from line of credit	60,446	125,000
Repayment of line of credit	(64,899)	(120,000)
Payment of dividends	—	(51,897)
Payment of financing costs, net of related payables	(6,895)	(853)
Other	(279)	(403)
Refundable entrance fees:
Proceeds from refundable entrance fees	3,638	3,492
Refunds of entrance fees	(5,836)	(3,632)
Recouponing and payment of swap termination	—	(23,942)
Cash portion of loss on extinguishment of debt	—	(812)
Net cash provided by financing activities	2,293	34,105
Net (decrease) increase in cash and cash equivalents	(1,466)	18,632
Cash and cash equivalents at beginning of period	53,973	100,904
Cash and cash equivalents at end of period	$52,507	$119,536

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2009, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront fee prior to occupying the community.  In addition, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or in certain agreements, upon the resale of the resident’s unit or a comparable unit or 12 months after the resident vacates the unit.  In such instances the refundable portion of the fee is not amortized and included in refundable entrance fees and deferred revenue.

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $63.0 million and $63.4 million at March 31, 2009 and December 31, 2008, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value Measurements

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of $2.6 billion as of March 31, 2009 and December 31, 2008.  The fair value of debt was $2.4 billion for both periods.

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

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations (Note 14).

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company’s current policies provide for deductibles for each claim ($3.0 million on or prior to December 31, 2008 and $250,000 effective January 1, 2009). As a result, the Company is, in effect, self-insured for most claims. In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted SFAS 160 in January 2009.  The adoption of SFAS 160 had no impact on the condensed consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and as a result is effective for the Company beginning January 1, 2009.  The Company adopted SFAS 157-2 in January 2009.  The adoption had no impact on the condensed consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company adopted SFAS 161 in January 2009 and other than the required disclosures, the adoption had no impact on the condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  The Company adopted FSP FAS 142-3 in January 2009.  The adoption had no impact on the condensed consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that SFAS 162 will result in a change in current practice.

In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-06-1"). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, Earnings per Share.  FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively.  The Company adopted EITF 03-06-1 in January 2009.  The adoption did not have a material impact on the condensed consolidated financial statements.

Dividends

On December 30, 2008, the Company’s board of directors voted to suspend the Company’s quarterly cash dividend indefinitely.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3.	Stock-Based Compensation

Compensation expense in connection with grants of restricted stock of $6.8 million and $8.0 million was recorded for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009 and 2008, compensation expense was calculated net of forfeitures estimated from 0% - 6% and 5%, respectively, of the shares granted.

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

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share amounts):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2009	84	$3.48 - $6.15	$301

The Company has an employee stock purchase plan for all eligible employees.  The plan became effective on October 1, 2008.  Under the plan, eligible employees of the Company can purchase shares of the Company’s common stock on a quarterly basis at a discounted price through accumulated payroll deductions.  Each eligible employee may elect to deduct up to 15% of his or her base pay each quarter.  Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant’s pay over the course of the quarter will be used to purchase whole shares of the Company’s common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on such date.  Initially, the Company has reserved 1,000,000 shares of common stock for issuance under the plan.  The employee stock purchase plan also contains an “evergreen” provision that automatically increases the number of shares reserved for issuance under the plan by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  The impact on the Company’s current year condensed consolidated financial statements is not material.

4.	Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2009 presented on an operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	Total
Balance at December 31, 2008	$7,155	$102,812	$109,967
Adjustments	(25)	—	(25)
Balance at March 31, 2009	$7,130	$102,812	$109,942

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three months ended March 31, 2009.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(7,381)	$140,301	$147,682	$(6,457)	$141,225
Management contracts and other	158,041	(85,787)	72,254	158,041	(77,807)	80,234
Home health licenses	10,275	—	10,275	10,130	—	10,130
Total	$315,998	$(93,168)	$222,830	$315,853	$(84,264)	$231,589

Amortization expense related to definite-lived intangible assets was $8.9 million for each of the three month periods ended March 31, 2009 and 2008.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

5.	Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Land	$252,459	$253,453
Buildings and improvements	2,628,624	2,626,079
Furniture and equipment	285,444	277,680
Resident and operating lease intangibles	604,095	607,256
Construction in progress	111,492	98,418
Assets under capital and financing leases	556,285	555,872
	4,438,399	4,418,758
Accumulated depreciation and amortization	(775,300)	(720,924)
Property, plant and equipment and leasehold intangibles, net	$3,663,099	$3,697,834

6.	Sale-Leaseback Transactions

On March 2, 2009, the Company entered into a sale-leaseback transaction with a third party lessor for the sale and leaseback of one of its skilled nursing facilities.  The Company sold the facility for a total of $10.0 million and immediately leased the facility back.  Under the terms of the lease agreement, the Company will continue to operate the facility until December 31, 2019.  The lease is accounted for as an operating lease.

7.	Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Mortgage notes payable due 2009 through 2039; weighted average interest rate of 4.69% for the three months ended March 31, 2009 (weighted average interest rate of 5.33% in 2008)	$1,240,384	$1,246,204
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.64% for the three months ended March 31, 2009 (weighted average interest rate of 5.64% in 2008), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	212,407	212,407
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 2.29% for the three months ended March 31, 2009 (weighted average interest rate of 4.40% in 2008), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841

Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.85% for the three months ended March 31, 2009 (weighted average interest rate of 8.84% in 2008)	313,862	318,440
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	315,180
Construction financing due 2011 through 2023; weighted average interest rate of 4.94% for the three months ended March 31, 2009 (weighted average interest rate of 6.02% in 2008)	77,086	50,404
Total debt	2,409,760	2,393,476
Less current portion	24,155	158,476
Total long-term debt	$2,385,605	$2,235,000

In accordance with applicable accounting pronouncements, as of March 31, 2009, the Company’s condensed consolidated financial statements reflect approximately $24.2 million of debt obligations (excluding the line of credit) due within the next 12 months.  This amount has been classified as a current liability on the Company’s condensed consolidated balance sheet.

On February 27, 2009, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and book manager, and the several lenders from time to time parties thereto. The amended credit agreement amended and restated the Company’s $245.0 million secured line of credit and terminated the associated $80.0 million letter of credit facility.

The amended credit agreement consists of a $230.0 million revolving loan facility ($220.0 million as of March 31, 2009) with a $25.0 million letter of credit sublimit and is scheduled to mature on August 31, 2010.  Pursuant to the terms of the amended credit agreement, the Company will be required to make mandatory prepayments of (a) 65% of the Company’s Excess Cash Flow (as defined in the amended credit agreement) for each fiscal quarter beginning with the first fiscal quarter of 2009, (b) 85% of the Company’s net cash proceeds from refinancings, (c) 100% of the Company’s net cash proceeds from the issuance of equity (subject to certain exceptions), and (d) 100% of the Company’s net cash proceeds from asset dispositions (subject to certain exceptions and limited to 85% in the case of sale-leaseback transactions and dispositions of joint venture interests).  The revolving loan commitment will be permanently reduced in a corresponding amount in connection with each mandatory prepayment, provided the commitment reduction with respect to any issuance of equity is limited to 65% of such net cash proceeds.  To the extent that the revolving loan commitment has not been permanently reduced either voluntarily or as a result of mandatory prepayments, the revolving loan commitment will be further reduced as of the dates below to the following aggregate amounts:

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

As of March 31, 2009, the Company has an available secured line of credit of $220.0 million (including a $25.0 million letter of credit sublimit) and separate unsecured letter of credit facilities of up to $48.5 million in the aggregate.  As of March 31, 2009, $155.0 million was drawn on the revolving loan facility, $20.8 million of letters of credit had been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under the separate unsecured letter of credit facilities.

Since the amended credit facility requires mandatory prepayments, amounts drawn against the line of credit as of March 31, 2009 that exceed the loan commitment availability as of March 31, 2010 ($45.8 million) have been classified as a current liability on the condensed consolidated balance sheet, with the $109.2 million remaining amount classified as a long-term liability.

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

Effective May 11, 2009, the Company exercised its option to extend the maturity date of $131.0 million of mortgage notes from May 11, 2009 to May 11, 2010.  No other terms of the notes were changed in connection with the extension.

As of March 31, 2009, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $21.5 million and $13.9 million as of March 31, 2009 and December 31, 2008, respectively.

All derivative instruments are recognized as either assets or liabilities in the condensed consolidated balance sheets at fair value.  The change in mark-to-market of the value of the derivative is recorded as an adjustment to income or other comprehensive loss depending on whether it has been designated and qualifies as an accounting hedge.

Derivative contracts are not entered into for trading or speculative purposes.  Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.  Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

The following table summarizes the Company’s swap instruments at March 31, 2009 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.6 years
Estimated liability fair value (included in other liabilities at March 31, 2009)	$(24,782)
Estimated asset fair value (included in other assets, net at March 31, 2009)	$—

The following table summarizes the Company’s cap instruments at March 31, 2009 (dollars in thousands):

Current notional balance	$734,621
Highest possible notional	$734,621
Lowest interest cap rate	4.96%
Highest interest cap rate	6.50%
Average fixed cap rate	5.97%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.8 years
Estimated liability fair value (included in other liabilities at March 31, 2009)	$—
Estimated asset fair value (included in other assets, net at March 31, 2009)	$287

The fair value of the Company’s interest rate swaps decreased $4.3 million and $45.6 million for the three months ended March 31, 2009 and 2008, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

8.	Litigation

The Company has settled the litigation specifically described below.

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

A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who were not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of communities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those communities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, the Company filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses.  On December 27, 2006, the plaintiffs moved to certify the Second Action as a class action. During the three months ended March 31, 2009, the parties agreed to settle the case.  A release has been signed by the parties and the stipulation and order for dismissal is awaiting the court’s signature.

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

9.	Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,588	$36,453
Income taxes paid	$227	$85
Write-off of deferred costs	$—	$2,009

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received, net:
Goodwill	$—	$745

10.	Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Cash basis payment	$64,579	$63,146
Straight-line expense	4,248	5,751
Amortization of deferred gain	(1,086)	(1,085)
Facility lease expense	$67,741	$67,812

11.	Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(13,636)	$(55,093)
Reclassification of net gains on derivatives out of (into) earnings	123	(739)
Amortization of payments from settlement of forward interest swaps	94	94
Other	85	252
Total comprehensive loss	$(13,334)	$(55,486)

12.	Income Taxes

The Company’s effective tax rates for the three-month periods ended March 31, 2009 and 2008 are 40.1% and 35.2%, respectively.  The increase in the effective rate is primarily due to a reversal of a portion of the FIN 48 reserve in accordance with FAS 141R.

The Company released $1.7 million of the FIN 48 reserve for uncertain tax positions in years that are no longer open to tax authority examination.  The Company recorded additional interest charges of $0.02 million related to its FIN 48 reserve for the quarter ended March 31, 2009, and added a reserve of $0.09 million for a new uncertain tax position in the quarter.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.

In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

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

On February 25, 2009, the Company’s board of directors terminated this share repurchase authorization.  In addition, the Company’s amended credit facility effectively prohibits the Company from repurchasing shares of its common stock, paying dividends or making distributions.

14.	Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2009 (dollars in thousands):

	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$287	$—	$287	$—
Derivative liabilities	(24,782)	—	(24,782)	—
	$(24,495)	$—	$(24,495)	$—

The Company’s derivative assets and liabilities include interest rate swaps and caps that effectively convert a portion of the Company’s variable rate debt to fixed rate debt.  The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations.

15.	Segment Results

The Company currently has four reportable segments: retirement centers; assisted living; CCRCs; and management services.   These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the fourth quarter of 2008, five communities moved between segments to more accurately reflect their current underlying product offering.  The movement did not change the Company’s reportable segments, but it did impact the revenues and cost reported within each segment.  The net impact of the change was a decrease of one community to the CCRCs segment.

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

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue(1)
Retirement Centers	$134,535	$135,575
Assisted Living	217,783	210,638
CCRCs	143,911	132,622
Management Services	1,717	1,813
	$497,946	$480,648
Segment operating income(2)
Retirement Centers	$56,781	$58,228
Assisted Living	78,650	74,527
CCRCs	42,686	41,021
Management Services	1,202	1,269
	$179,319	$175,045
General and administrative (including non-cash stock-based compensation expense)(3)	$33,192	$35,844
Facility lease expense	67,741	67,812
Deprecation and amortization	68,133	71,940
Income (loss) from operations	$10,253	$(551)

	As of
	March 31, 2009	December 31, 2008
Total assets
Retirement Centers	$1,220,441	$1,233,268
Assisted Living	1,306,330	1,393,223
CCRCs	1,546,400	1,476,206
Corporate and Management Services	395,260	346,561
	$4,468,431	$4,449,258

(1)	All revenue is earned from external third parties in the United States.

(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, expense levels, the demand for senior housing, acquisition opportunities and asset dispositions; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing communities; the expected project costs for our expansion program; our expected levels of expenditures and reimbursements (and the timing thereof); the anticipated cost and expense associated with the resolution of pending litigation and our expectations regarding the disposition thereof; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt as it matures or replace our amended credit facility when it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize certain of our counterparties’ obligations; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the first quarter of 2009, we continued to make progress in implementing the long-term growth objectives outlined in our most recent Annual Report on Form 10-K, in spite of the difficult operating environment.  The following is a summary discussion of our progress during the three months ended March 31, 2009.

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

Our operating results for the three months ended March 31, 2009 were favorably impacted by an increase in our total revenues and average monthly revenue per unit/bed across all segments.  Although we made progress in certain areas of our business, our recent operating results have been negatively impacted by unfavorable conditions in the housing, credit and financial markets and by deteriorating conditions in the overall economy, resulting in lower occupancy and diminished growth (or, in some instances, declines) in the rates we charge our residents.  We have responded by controlling our expenses and capital spending, and by increasing the reach of our ancillary services programs.  We are also aggressively focusing on maintaining and increasing occupancy.

We are also taking steps to preserve our liquidity and increase our financial flexibility during 2009.  For example, we have suspended our quarterly dividend payments and have terminated our share repurchase program.  As discussed in more detail under “Credit Facilities - Refinancing of Line of Credit” below, we also recently entered into an amended credit facility with Bank of America, N.A., as administrative agent, providing for a $230.0 million revolving credit facility ($220.0 million at March 31, 2009) that matures on August 31, 2010.  Furthermore, we have extended the maturity of a number of mortgage loans and, factoring in contractual extension options, have virtually no mortgage debt maturities until 2011.  Finally, we have taken steps to reduce materially our exposure to collateralization requirements associated with interest rate swaps.

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2009 and 2008 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Total revenue	$497.9	$480.6	$17.3	3.6%
Net loss	$(13.6)	$(55.1)	$(41.5)	(75.2)%
Adjusted EBITDA	$85.9	$80.0	$5.9	7.4%
Cash From Facility Operations	$50.2	$38.6	$11.6	30.1%
Facility Operating Income	$173.0	$167.1	$5.9	3.5%

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

Our revenues for the three months ended March 31, 2009 increased to $497.9 million, an increase of $17.3 million, or approximately 3.6%, over our revenues for the three months ended March 31, 2008.  The increase in revenues in the current year period was primarily a result of an increase in the average revenue per unit/bed compared to the prior year period and growing revenues from our ancillary services programs, partially offset by a decline in occupancy from the prior year period.  Our weighted average occupancy rate for the first quarter of 2009 was 88.7%, compared to 90.0% for the first quarter of 2008.

During the three months ended March 31, 2009, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 7.4%, 30.1% and 3.5%, respectively, when compared to the prior year period.

During the three months ended March 31, 2009, we continued to expand our ancillary services offerings.  As of March 31, 2009, we offered therapy services to approximately 35,000 of our units and home health services to approximately 17,000 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

During the first quarter of 2009, we completed expansions at three communities (with a total of 128 units).   Our expansion program currently has four projects under construction with a total of 611 units, which are expected to open later this year.

We believe that the deteriorating housing market, credit crisis and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our communities, resulting in a decrease in occupancy rates and occupancy levels when compared to the prior year period.  We remain cautious about the economy and the adverse credit and financial markets and their effect on our customers and our business.  In addition, we continue to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  These factors also impact our potential independent living customers to a significant extent.  We expect occupancy to decline slightly over the near term and we expect occupancy and entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Three Months Ended March 31, 2009 and 2008

The following table sets forth, for the periods indicated, statements of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included herein.

(dollars in thousands, except average monthly revenue per unit/bed)

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$134,535	$135,575	$(1,040)	(0.8)%
Assisted Living	217,783	210,638	7,145	3.4%
CCRCs	143,911	132,622	11,289	8.5%
Total resident fees	496,229	478,835	17,394	3.6%
Management fees	1,717	1,813	(96)	(5.3)%
Total revenue	497,946	480,648	17,298	3.6%
Expense
Facility operating expense
Retirement Centers	77,754	77,347	407	0.5%
Assisted Living	139,133	136,111	3,022	2.2%
CCRCs	101,225	91,601	9,624	10.5%
Total facility operating expense	318,112	305,059	13,053	4.3%
General and administrative expense	33,707	36,388	(2,681)	(7.4)%

Facility lease expense	67,741	67,812	(71)	(0.1)%
Depreciation and amortization	68,133	71,940	(3,807)	(5.3)%
Total operating expense	487,693	481,199	6,494	1.3%
Income (loss) from operations	10,253	(551)	10,804	NM
Interest income	820	1,626	(806)	(49.6)%
Interest expense
Debt	(32,821)	(35,871)	(3,050)	(8.5)%
Amortization of deferred financing costs	(1,542)	(1,557)	(15)	(1.0)%
Change in fair value of derivatives and amortization	(4,285)	(45,633)	(41,348)	(90.6)%
Equity in earnings (loss) of unconsolidated ventures	595	(173)	768	443.9%
Loss on extinguishment of debt	―	(2,821)	(2,821)	(100.0)%
Other non-operating income	4,232	―	4,232	100.0%
Loss before income taxes	(22,748)	(84,980)	(62,232)	(73.2)%
Benefit for income taxes	9,112	29,887	(20,775)	(69.5)%
Net loss	$(13,636)	$(55,093)	$(41,457)	(75.2)%

Selected Operating and Other Data:
Total number of communities (at end of period)	548	550	(2)	(0.4)%
Total units/beds operated(1)	51,888	51,857	31	0.1%
Owned/leased communities units/beds	47,540	47,451	89	0.2%
Owned/leased communities occupancy rate (weighted average)	88.7%	90.0%	(1.3)%	(1.4)%
Average monthly revenue per unit/bed(2)	$3,961	$3,759	$202	5.4%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	87	(2)	(2.3)%
Total units/beds(1)	15,258	15,747	(489)	(3.1)%
Occupancy rate (weighted average)	88.9%	90.5%	(1.6)%	(1.8)%
Average monthly revenue per unit/bed(2)	$3,329	$3,191	$138	4.3%
Assisted Living
Number of communities (period end)	406	409	(3)	(0.7)%
Total units/beds(1)	20,808	20,906	(98)	(0.5)%
Occupancy rate (weighted average)	89.6%	89.8%	(0.2)%	(0.2)%
Average monthly revenue per unit/bed(2)	$3,895	$3,740	$155	4.1%
CCRCs
Number of communities (period end)	35	32	3	9.4%
Total units/beds(1)	11,474	10,798	676	6.3%
Occupancy rate (weighted average)	86.7%	89.4%	(2.7)%	(3.0)%
Average monthly revenue per unit/bed(2)	$5,017	$4,699	$318	6.8%
Management Services
Number of communities (period end)	22	22	―	―
Total units/beds(1)	4,348	4,406	(58)	(1.3)%
Occupancy rate (weighted average)	86.3%	83.4%	2.9%	3.5%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$4,872	$2,780
Refundable entrance fees sales(3)	3,638	3,492
Total entrance fee receipts	8,510	6,272
Refunds	(5,836)	(3,632)
Net entrance fees	$2,674	$2,640

_________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(3)
Refundable entrance fee sales for the three months ended March 31, 2009 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, our total operations included 548 communities with a capacity to serve 51,888 residents.  During the three months ended March 31, 2009, our resident capacity increased by 128 units as a result of the completion of a number of community renovation and expansion projects.

Resident Fees

The increase in resident fees was driven by revenue growth across the Assisted Living and CCRCs segments.  Resident fees increased over the prior-year first quarter mainly due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy for our same-store communities in the Retirement Centers and CCRCs segments.  During the current period, same-store revenues grew 4.0% at the 519 properties we operated in both periods with a 5.3% increase in the average monthly revenue per unit/bed and a 1.1% decrease in occupancy.

Retirement Centers revenue remained relatively flat, primarily due to a decrease in occupancy at the same-store communities period over period, partially offset by an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.

Assisted Living revenue increased $7.1 million, or 3.4%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods.  Occupancy at these same-store communities remained flat period over period.

CCRCs revenue increased $11.3 million, or 8.5%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods partially offset by a decrease in occupancy at these same-store communities period over period.   Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2008 and 2009.

Management Fees

Management fees were comparable period over period as the number of management contracts maintained was the same during both periods.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages due to wage increases occurring during 2008, increases in insurance expense, as well as higher deferred community fee expense recognition.  Also there was an increase in expense incurred in connection with the continued expansion of our ancillary services programs during the first quarter of 2009.  These increases were offset by significant cost control measures that were implemented in recent periods.

Retirement Centers operating expenses increased $0.4 million, or 0.5%, primarily due to an increase in salaries and wages related to salary increases that occurred during 2008, higher deferred community fee expense recognition, as well as an increase in expense incurred in connection with the continued expansion of our ancillary services program.  These increases were offset by significant cost control measures that were implemented in recent periods.

Assisted Living operating expenses increased $3.0 million, or 2.2%, primarily due to an increase in salaries and wages related to salary increases that occurred during 2008, higher deferred community fee expense recognition, as well as an increase in expense incurred in connection with the continued expansion of our ancillary services program.  These increases were offset by significant cost control measures that were implemented in recent periods.

CCRCs operating expenses increased $9.6 million, or 10.5%, primarily due to an increase in salaries and wages due to salary increases that occurred during 2008, higher deferred community fee expense recognition, as well as increases in insurance expense and bad debt expense.  These increases were offset by significant cost control measures that were implemented in recent periods.

General and Administrative Expense

General and administrative expense decreased $2.7 million, or 7.4%, primarily as a result of a decrease in non-cash stock-based compensation expense in connection with restricted stock grants, as well as a decrease in employee benefits expenses and travel and entertainment expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.9% for the three months ended March 31, 2009 and 2008, calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Resident fee revenues	$496,229	92.6%	$478,835	92.7%
Resident fee revenues under management	39,750	7.4%	37,531	7.3%
Total	$535,979	100.0%	$516,366	100.0%
General and administrative expenses (excluding non-cash compensation and integration expense)	$26,399	4.9%	$25,498	4.9%
Non-cash compensation expense	6,809	1.3%	8,010	1.6%
Integration expense	499	0.1%	2,880	0.6%
General and administrative expenses (including non-cash compensation and integration expense)	$33,707	6.3%	$36,388	7.1%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.8 million, or 5.3%, primarily as a result of resident in-place lease intangibles becoming fully amortized during late 2008.

Interest Income

Interest income remained relatively constant period over period.

Interest Expense

Interest expense decreased $44.4 million, or 53.5%, primarily due to the change in fair value of our interest rate swaps and caps.  During the three months ended March 31, 2009, we recognized approximately $4.3 million of interest expense on our interest rate swaps and caps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps and caps, as compared to approximately $45.6 million of interest expense on our interest rate swaps for the quarter ended March 31, 2008.

Other Non-operating Income

Other non-operating income increased $4.2 million due to the gain on sale of a joint venture interest.

Income Taxes

Our effective tax rates for the three months ended March 31, 2009 and 2008 are 40.1% and 35.2%, respectively.  The increase in the effective rate is primarily due to a reversal of a portion of the FIN 48 reserve in accordance with FAS 141R.

An additional interest charge related to our FIN 48 reserve as well as a new uncertain tax position was recorded during the quarter ended March 31, 2009.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Cash provided by operating activities	$68,757	$40,629
Cash used in investing activities	(72,516)	(56,102)
Cash provided by financing activities	2,293	34,105
Net (decrease) increase in cash and cash equivalents	(1,466)	18,632
Cash and cash equivalents at beginning of period	53,973	100,904
Cash and cash equivalents at end of period	$52,507	$119,536

The increase in cash provided by operating activities was attributable to improved operating performance period over period as well as working capital management.

The increase in cash used in investing activities was primarily attributable to an increase in restricted cash balances funded (in order to reduce our letter of credit needs) related to the renegotiation of the line of credit in the current year period which was partially offset by a reduction on spending on property, plant and equipment and leasehold improvements period over period, as well as cash received on a sale leaseback transaction and for the sale of a joint venture interest in the current period.  The prior year period also includes a cash payment received on outstanding notes receivable.

The change in cash related to financing activities period over period was primarily attributable to a decrease in net borrowings in the current year period, partially offset by a decrease in dividend payments due to the suspension of the dividend during the fourth quarter of 2008 as well as a decrease in swap termination payments during the current period.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. Over the near-term, however, we expect a reduced level of mortgage refinancing activity. As described under “Credit Facilities” below, the revolving loan commitment under our amended credit agreement decreases on a quarterly basis.  As such, we anticipate a reduced level of reliance on proceeds from our credit facility over the near-term compared to historical levels.  In addition, given current conditions in the credit and equity markets, we also expect a reduced level of debt and equity financing activity over the near-term when compared to historical levels.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our previous share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	other corporate initiatives (including systems); and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

We are highly leveraged, and have significant debt and lease obligations.  We have two principal corporate-level indebtednesses:  our $220.0 million amended credit facility (including a $25.0 million letter of credit sublimit) and our unsecured facilities providing for up to $48.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At March 31, 2009, we had $2.1 billion of debt outstanding, excluding our line of credit and capital lease obligations, at a weighted-average interest rate of 3.91%.  At March 31, 2009, we had $313.9 million of capital and financing lease obligations, $155.0 million was drawn on our revolving loan facility, $20.8 million of letters of credit has been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under our unsecured letter of credit facilities.  Approximately $70.0 million of our debt obligations are due on or before March 31, 2010.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending March 31, 2010, we will be required to make approximately $261.2 million of payments in connection with our existing operating leases.

We had $52.5 million of cash and cash equivalents at March 31, 2009, excluding cash and escrow deposits-restricted and lease security deposits of $193.2 million.  Additionally, as of March 31, 2009, we had $44.2 million available under our corporate credit facility, of which $4.2 million can be drawn as letters of credit.

As of March 31, 2009, we had $24.2 million of current debt maturities (excluding the $45.8 million current portion of our line of credit).

At March 31, 2009, we had $277.2 million of negative working capital, which includes the classification of $205.4 million of refundable entrance fees and $30.0 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $2.7 million of cash for the three months ended March 31, 2009.

For the year ending December 31, 2009, we anticipate that we will make investments of approximately $60.0 million for capital expenditures (net of approximately $108.0 million expected to be reimbursed from lenders/lessors or funded through construction financing), comprised of approximately $25.0 million of net recurring capital expenditures, approximately $5.0 million of net capital expenditures in connection with our community expansion and development program, and approximately $30.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), systems related expenditures, and expenditures supporting the expansion of our ancillary services programs.  For the three months ended March 31, 2009, we spent approximately $2.7 million for net recurring capital expenditures and approximately $4.2 million for expenditures relating to other major projects and corporate initiatives and had a net receipt of cash of approximately $1.1 million (consisting of $25.9 million for capital expenditures net of $27.0 million that had been reimbursed as of March 31, 2009) in connection with our expansion and development program.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  During the first quarter of 2009, we posted approximately $7.6 million of cash collateral pursuant to interest rate swaps.  We have recently taken a number of steps to reduce this risk.  In particular, during 2008 and the three months ended March 31, 2009, we terminated a number of interest rate swaps with an aggregate notional amount of $1.1 billion and purchased $509.3 million in aggregate notional amount of interest rate caps, which do not require the posting of cash collateral.  Furthermore, during 2008, we obtained $37.6 million of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of March 31, 2009, we have $734.6 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets,

$314.2 million in aggregate notional amount of swaps that require cash collateralization and $64.6 million of variable rate debt that is not subject to any cap or swap agreements.

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

As of March 31, 2009, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

As of January 1, 2009, we had an available secured line of credit of $245.0 million (including a $70.0 million letter of credit sublimit), an associated letter of credit facility of up to $80.0 million, and separate letter of credit facilities of up to $42.5 million in the aggregate.  The line of credit bore interest at the base rate plus 3.0% or LIBOR plus 4.0%, at our election, and was scheduled to mature on May 15, 2009.  We were required to pay fees ranging from 2.5% to 4.0% of the amount of any outstanding letters of credit issued under the associated letter of credit facility and are required to pay a fee of 2.5% of the amount of any outstanding letters of credit issued under the separate letter of credit facilities.

Refinancing of Line of Credit

We recently refinanced our line of credit by (i) entering into unsecured facilities with a financial institution, maturing in November 2011, providing for up to $48.5 million of letters of credit in the aggregate and (ii) entering into a Second Amended and Restated Credit Agreement, dated February 27, 2009, with Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and book manager, and the several lenders from time to time parties thereto. The amended credit agreement amended and restated our previous $245.0 million secured line of credit and terminated the associated $80.0 million letter of credit facility.

The amended credit agreement consists of a $230.0 million revolving loan facility ($220.0 million as of March 31, 2009) with a $25.0 million letter of credit sublimit and is scheduled to mature on August 31, 2010.  Pursuant to the terms of the amended credit agreement, we will be required to make mandatory prepayments of (a) 65% of our

Excess Cash Flow (as defined in the amended credit agreement) for each fiscal quarter beginning with the first fiscal quarter of 2009, (b) 85% of our net cash proceeds from refinancings, (c) 100% of our net cash proceeds from the issuance of equity (subject to certain exceptions), and (d) 100% of our net cash proceeds from asset dispositions (subject to certain exceptions and limited to 85% in the case of sale-leaseback transactions and dispositions of joint venture interests).  The revolving loan commitment will be permanently reduced in a corresponding amount in connection with each mandatory prepayment, provided the commitment reduction with respect to any issuance of equity is limited to 65% of such net cash proceeds.  To the extent that the revolving loan commitment has not been permanently reduced either voluntarily or as a result of mandatory prepayments, the revolving loan commitment will be further reduced as of the dates below to the following aggregate amounts:

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

The proceeds of the loans under the amended credit agreement were or will be used to refinance our previous indebtedness under the existing credit agreement and to provide ongoing working capital and for other general corporate purposes.

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

As of March 31, 2009, we have an available secured amended line of credit of $220.0 million (including a $25.0 million letter of credit sublimit) and separate unsecured letter of credit facilities of up to $48.5 million in the aggregate.  As of March 31, 2009, $155.0 million was drawn on our revolving loan facility, $20.8 million of letters of credit has been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under our unsecured letter of credit facilities.

Since the amended credit facility requires mandatory prepayments, amounts drawn against the line of credit as of March 31, 2009 that exceed the loan commitment availability as of March 31, 2010 ($45.8 million) have been classified as a current liability on the condensed consolidated balance sheet, with the $109.2 million remaining amount classified as a long-term liability.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the “Contractual Commitments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

There have been no material changes in our contractual commitments during the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures that are not considered variable interest entities as we do not possess a controlling financial interest.  We do not believe these off-balance sheet arrangements have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization (including non-cash impairment charges), straight-line lease expense (income), taxation and interest expense associated with our capital structure.  This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis.  Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

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

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of Adjusted EBITDA to GAAP net income (loss), along with our condensed consolidated financial statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009(1)	2008(1)
Net loss	$(13,636)	$(55,093)
Benefit for income taxes	(9,112)	(29,887)
Equity in (earnings) loss of unconsolidated ventures	(595)	173
Loss on extinguishment of debt	—	2,821
Other non-operating income	(4,232)	—
Interest expense:
Debt	25,727	28,987
Capitalized lease obligation	7,094	6,884
Amortization of deferred financing costs	1,542	1,557
Change in fair value of derivatives and amortization	4,285	45,633
Interest income	(820)	(1,626)
Income (loss) from operations	10,253	(551)
Depreciation and amortization	68,133	71,940
Straight-line lease expense	4,248	5,751
Amortization of deferred gain	(1,086)	(1,085)
Amortization of entrance fees	(5,110)	(6,691)
Non-cash compensation expense	6,809	8,010
Entrance fee receipts(2)	8,510	6,272
Entrance fee disbursements	(5,836)	(3,632)
Adjusted EBITDA	$85,921	$80,014

(1)
The calculation of Adjusted EBITDA includes integration and other non-recurring costs totaling $2.9 million for the three months ended March 31, 2008.  Integration and other non-recurring costs for the three months ended March 31, 2009 were not material to the condensed consolidated financial statements.

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

CFFO is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of CFFO to GAAP net cash provided by (used in) operating activities, along with our condensed consolidated financial statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009(1)	2008(1)
Net cash provided by operating activities	$68,757	$40,629
Changes in operating assets and liabilities	(11,933)	4,695
Refundable entrance fees received(2)	3,638	3,492
Entrance fee refunds disbursed	(5,836)	(3,632)
Recurring capital expenditures, net	(2,655)	(6,037)
Lease financing debt amortization with fair market value or no purchase options	(1,780)	(1,625)
Reimbursement of operating expenses and other	—	1,063
Cash From Facility Operations	$50,191	$38,585

(1)
The calculation of CFFO includes integration and other non-recurring costs totaling $2.9 million for the three months ended March 31, 2008.  Integration and other non-recurring costs for the three months ended March 31, 2009 were not material to the condensed consolidated financial statements.

(2)
Total entrance fee receipts for the three months ended March 31, 2009 and 2008 were $8.5 million and $6.3 million, respectively, including $4.9 million and $2.8 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

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

Facility Operating Income provides us with a measure of facility financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, lease expense, taxation and interest expense associated with our capital structure.  This metric measures our facility financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Facility Operating Income is one of the metrics used by our senior management and board of directors to review the financial performance of the business on a monthly basis.  Facility Operating Income is also used by research analysts and investors to evaluate the performance of and value companies in our industry by investors, lenders and lessors.  In addition, Facility Operating Income is a common measure used in the industry to value the acquisition or sales price of communities and is used as a measure of the returns expected to be generated by a community.

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

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position on a facility-by-facility basis.  We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.  Facility Operating Income is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on Facility Operating Income as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of Facility Operating Income to GAAP net income (loss), along with our condensed consolidated financial statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because Facility Operating Income is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Facility Operating Income measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Facility Operating Income for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(13,636)	$(55,093)
Benefit for income taxes	(9,112)	(29,887)
Equity in (earnings) loss of unconsolidated ventures	(595)	173
Loss on extinguishment of debt	—	2,821
Other non-operating income	(4,232)	—
Interest expense:
Debt	25,727	28,987
Capitalized lease obligation	7,094	6,884

Amortization of deferred financing costs	1,542	1,557
Change in fair value of derivatives and amortization	4,285	45,633
Interest income	(820)	(1,626)
Income (loss) from operations	10,253	(551)
Depreciation and amortization	68,133	71,940
Facility lease expense	67,741	67,812
General and administrative (including non-cash stock compensation expense)	33,707	36,388
Amortization of entrance fees	(5,110)	(6,691)
Management fees	(1,717)	(1,813)
Facility Operating Income	$173,007	$167,085

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2009, excluding our line of credit, we had approximately $944.8 million of long-term fixed rate debt, $1.2 billion of long-term variable rate debt and $313.9 million of capital and financing lease obligations. As of March 31, 2009, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 3.91%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2008 and 2009, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of March 31, 2009, $1.3 billion, or 61.9%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of March 31, 2009, $734.6 million, or 35.1%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.  The remaining $64.6 million, or 3.0%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $7.2 million, $37.6 million and $49.9 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 8 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	May 11, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.1
Fourth Amendment, dated as of January 14, 2009, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders parties thereto, and Bank of America, N.A., as successor administrative agent (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.2
Fifth Amendment, dated as of February 9, 2009, to the Amended and Restated Credit Agreement, dated as of November 15, 2006, among Brookdale Senior Living Inc., the several lenders parties thereto, and Bank of America, N.A., as successor administrative agent (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.3
Second Amended and Restated Credit Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, the several lenders parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.4
Pledge Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.5
Security Agreement, dated as of February 27, 2009, among certain subsidiaries of Brookdale Senior Living Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.