Form 10-Q
period 2009-06-30
Brookdale Senior Living Inc.
filed 2009-08-04
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 30, 2009, 118,288,643 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$95,611	$53,973
Cash and escrow deposits — restricted	97,899	86,723
Accounts receivable, net	95,341	91,646
Deferred tax asset	14,677	14,677
Prepaid expenses and other current assets, net	39,587	33,766
Total current assets	343,115	280,785
Property, plant and equipment and leasehold intangibles, net	3,652,076	3,697,834
Cash and escrow deposits — restricted	72,679	29,988
Investment in unconsolidated ventures	23,133	28,420
Goodwill	109,967	109,967
Other intangible assets, net	214,116	231,589
Other assets, net	72,963	70,675
Total assets	$4,488,049	$4,449,258

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$154,492	$158,476
Current portion of line of credit	—	4,453
Trade accounts payable	40,388	29,105
Accrued expenses	170,680	170,366
Refundable entrance fees and deferred revenue	258,511	253,647
Tenant security deposits	18,099	29,965
Total current liabilities	642,170	646,012
Long-term debt, less current portion	2,292,547	2,235,000
Line of credit, less current portion	—	155,000
Deferred entrance fee revenue	74,665	76,410
Deferred liabilities	142,056	135,947
Deferred tax liability	167,299	178,647
Other liabilities	54,543	61,641
Total liabilities	3,373,280	3,488,657
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at June 30, 2009 and December 31, 2008; 124,409,544 and 106,467,764 shares issued and 123,198,243 and 105,256,463 shares outstanding (including 4,912,862 and 3,542,801 unvested restricted shares), respectively	1,232	1,053
Additional paid-in-capital	1,868,741	1,690,851
Treasury stock, at cost; 1,211,301 shares at June 30, 2009 and December 31, 2008	(29,187)	(29,187)
Accumulated deficit	(724,886)	(700,720)
Accumulated other comprehensive loss	(1,131)	(1,396)
Total stockholders’ equity	1,114,769	960,601
Total liabilities and stockholders’ equity	$4,488,049	$4,449,258

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
Revenue
Resident fees		$499,459	$475,937		$995,688	$954,772
Management fees		1,298	2,264		3,015	4,077
Total revenue		500,757	478,201		998,703	958,849

Expense
Facility operating expense (excluding depreciation and amortization of $45,558, $47,204, $91,251 and $98,094, respectively)		316,586	306,526		634,698	611,585
General and administrative expense (including non-cash stock-based compensation expense of $6,871, $8,621, $13,680 and $16,631, respectively)		31,721	40,297		65,428	76,685
Facility lease expense		68,434	67,199		136,175	135,011
Depreciation and amortization		67,262	68,876		135,395	140,816
Total operating expense		484,003	482,898		971,696	964,097
Income (loss) from operations		16,754	(4,697)		27,007	(5,248)

Interest income		328	3,160		1,148	4,786
Interest expense
Debt		(33,450)	(37,424)		(66,271)	(73,295)
Amortization of deferred financing costs		(3,390)	(2,379)		(4,932)	(3,936)
Change in fair value of derivatives and amortization		7,900	36,743		3,615	(8,890)
Loss on extinguishment of debt		(1,740)	(231)		(1,740)	(3,052)
Equity in earnings (loss) of unconsolidated ventures		581	(935)		1,176	(1,108)
Other non-operating (loss) income		(8)	(493)		4,224	(493)
Loss before income taxes		(13,025)	(6,256)		(35,773)	(91,236)
Benefit for income taxes		2,495	2,771		11,607	32,658
Net loss		$(10,530)	$(3,485)		$(24,166)	$(58,578)

Basic and diluted loss per share		$(0.10)	$(0.03)		$(0.23)	$(0.57)
Weighted average shares used in computing basic and diluted loss per share		106,042	101,856		103,902	101,925

Dividends declared per share	$	―	$0.25	$	―	$0.50

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2009	105,256	$1,053	$1,690,851	$(29,187)	$(700,720)	$(1,396)	$960,601
Compensation expense related to restricted stock and restricted stock unit grants	—	—	13,680	—	—	—	13,680
Net loss	—	—	—	—	(24,166)	—	(24,166)
Issuance of common stock under Associate Stock Purchase Plan	76	1	490	—	—	—	491
Restricted stock, net	1,819	18	(18)	—	—	—	―
Reclassification of net loss on derivatives into earnings	—	—	—	—	—	246	246
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	188	188
Issuance of common stock from equity offering, net	16,047	160	163,748	—	—	—	163,908
Other	―	―	(10)	—		(169)	(179)
Balances at June 30, 2009	123,198	$1,232	$1,868,741	$(29,187)	$(724,886)	$(1,131)	$1,114,769

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(24,166)	$(58,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	1,740	3,052
Depreciation and amortization	140,327	144,752
Equity in (earnings) loss of unconsolidated ventures	(1,176)	1,108
Distributions from unconsolidated ventures from cumulative share of net earnings	11	1,372
Amortization of deferred gain	(2,171)	(2,171)
Amortization of entrance fees	(10,342)	(11,820)
Proceeds from deferred entrance fee revenue	10,590	7,957
Deferred income tax benefit	(11,517)	(34,194)
Change in deferred lease liability	8,280	10,966
Change in fair value of derivatives and amortization	(3,615)	8,890
Gain on sale of assets	(4,352)	―
Non-cash stock-based compensation	13,680	16,631
Changes in operating assets and liabilities:
Accounts receivable, net	(3,039)	(8,459)
Prepaid expenses and other assets, net	(4,484)	2,248
Accounts payable and accrued expenses	11,813	(16,163)
Tenant refundable fees and security deposits	(12,076)	1,368
Deferred revenue	8,310	(2,666)
Other	(4,741)	12,431
Net cash provided by operating activities	113,072	76,724

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	1,480	1,872
Increase in cash and escrow deposits — restricted	(53,867)	(3,833)
Net proceeds from the sale of property, plant and equipment	210	―
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(62,934)	(87,668)
Acquisition of assets, net of related payables and cash received	(190)	(1,207)
(Issuance of) payment on notes receivable, net	(795)	39,661
Investment in unconsolidated ventures	(1,106)	(493)
Distributions received from unconsolidated ventures	790	154
Proceeds from sale leaseback transaction	9,166	―
Proceeds from sale of unconsolidated venture	8,831	―
Net cash used in investing activities	(98,415)	(51,514)

Cash Flows from Financing Activities
Proceeds from debt	50,519	444,347
Repayment of debt and capital lease obligation	(15,733)	(224,192)
Proceeds from line of credit	60,446	170,000
Repayment of line of credit	(219,899)	(318,000)
Payment of dividends	―	(77,852)
Purchase of treasury stock	―	(20,020)
Payment of financing costs, net of related payables	(7,327)	(13,424)
Proceeds from public equity offering, net	163,908	―
Other	(476)	(803)
Refundable entrance fees:
Proceeds from refundable entrance fees	7,736	10,912
Refunds of entrance fees	(12,193)	(8,475)
Recouponing and payment of swap termination	―	(27,122)
Cash portion of loss on extinguishment of debt	―	(1,043)
Net cash provided by (used in) financing activities	26,981	(65,672)
Net increase (decrease) in cash and cash equivalents	41,638	(40,462)
Cash and cash equivalents at beginning of period	53,973	100,904
Cash and cash equivalents at end of period	$95,611	$60,442

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2009, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $62.6 million and $63.4 million at June 30, 2009 and December 31, 2008, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value Measurements

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of $2.4 billion and $2.6 billion as of June 30, 2009 and December 31, 2008, respectively.  The fair value of debt as of June 30, 2009 and December 31, 2008 was $2.3 billion and $2.4 billion, respectively.

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

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations (Note 15).

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

Subsequent Events

The Company has evaluated all events subsequent to June 30, 2009 through the time of filing on August 4, 2009 and determined that no events have occurred which would require additional disclosure.

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141Restablishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As of June 30, 2009, SFAS 141R has not had a material impact on the condensed consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and as a result was effective for the Company beginning January 1, 2009.  The Company adopted SFAS 157-2 in January 2009.  The adoption of SFAS 157-2 had no impact on the condensed consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”).  SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  The Company adopted SFAS 142-3 in January 2009.  The adoption had no impact on the condensed consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that SFAS 162 will result in a change in current practice.

In June 2008, the FASB issued EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-06-1").  EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, Earnings per Share.  EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires all prior-period earnings per share data to be adjusted retrospectively.  The Company adopted EITF 03-06-1 in January 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“SFAS 140-4 and FIN 46(R)-8”).  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  The Company does not have any unconsolidated FIN No. 46 assets.  SFAS 140-4 and FIN 46(R)-8 were effective for the Company for the year ended December 31, 2008.  The adoption of SFAS 140-4 and FIN 46(R)-8 had no impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”).  FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. The Company adopted FAS 107-1 and APB 28-1 in June 2009 and other than the required disclosures, the adoption had no impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS 141(R)-1 has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The Company had no acquisitions during the six months ended June 30, 2009; therefore, the adoption of FAS 141(R)-1 had no impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in June 2009 and other than the required disclosures, the adoption had no impact on the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS 166”). The provisions of SFAS 166 amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), by removing the concept of a qualifying special-purpose entity and removing the exception from applying FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”), to variable interest entities that were previously considered qualifying special-purpose entities. SFAS 166 will become effective for the Company beginning January 1, 2010. The Company is currently evaluating the impact the provisions of SFAS 166 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  This statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  SFAS 167 is effective for the Company beginning January 1, 2010.  The Company is currently evaluating the impact the provisions of SFAS 167 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 identifies the sources of accepted accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Codification will supersede all then-existing non-SEC accounting and reporting standards and is effective for the Company for the quarterly period ending September 30, 2009.  The adoption of this standard will change how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s condensed consolidated financial statements.

Dividends

On December 30, 2008, the Company’s board of directors voted to suspend the Company’s quarterly cash dividend indefinitely.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3.  Stock-Based Compensation

$6.9 million and $8.6 million of compensation expense in connection with grants of restricted stock and restricted stock units was recorded for the three months ended June 30, 2009 and 2008, respectively, and $13.7 million and $16.6 million of such expense was recorded for the six months ended June 30, 2009 and 2008, respectively.  For the three months ended June 30, 2009 and 2008, compensation expense was calculated net of forfeitures estimated from 0% - 6% of the shares granted.

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

During the current period, the Company issued restricted stock units to its Chief Executive Officer.  Under the terms of the award agreement, upon vesting, each restricted stock unit represents the right to receive one share of the Company’s common stock.

Current year grants of restricted shares and restricted stock units under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares / Restricted Stock Units Granted	Value Per Share	Total Value
Three months ended March 31, 2009	84	$3.48 – $6.15	$301
Three months ended June 30, 2009	2,562	$5.14 – $9.39	$24,030

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

4.  Goodwill and Other Intangible Assets, Net

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2009.  Goodwill by operating segment as of June 30, 2009 and December 31, 2008 was as follows (dollars in thousands):

	Retirement Centers	Assisted Living	Total
Goodwill	$7,155	$102,812	$109,967

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the six months ended June 30, 2009.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(8,306)	$139,376	$147,682	$(6,457)	$141,225
Management contracts and other	158,041	(93,767)	64,274	158,041	(77,807)	80,234
Home health licenses	10,466	—	10,466	10,130	—	10,130
Total	$316,189	$(102,073)	$214,116	$315,853	$(84,264)	$231,589

Amortization expense related to definite-lived intangible assets for both the three months ended June 30, 2009 and 2008 was $8.9 million, and $17.8 million of such expense was recorded for both the six months ended June 30, 2009 and 2008.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

5.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
Land	$252,349	$253,453
Buildings and improvements	2,648,705	2,626,079
Furniture and equipment	290,953	277,680
Resident and operating lease intangibles	600,925	607,256
Construction in progress	113,621	98,418
Assets under capital and financing leases	574,846	555,872
	4,481,399	4,418,758
Accumulated depreciation and amortization	(829,323)	(720,924)
Property, plant and equipment and leasehold intangibles, net	$3,652,076	$3,697,834

6.  Sale-Leaseback Transaction

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

7.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
Mortgage notes payable due 2009 through 2039; weighted average interest rate of 4.68% for the six months ended June 30, 2009 (weighted average interest rate of 5.33% in 2008)	$1,239,307	$1,246,204
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.64% for the six months ended June 30, 2009 (weighted average interest rate of 5.64% in 2008), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	212,407	212,407
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 2.07% for the six months ended June 30, 2009 (weighted average interest rate of 4.40% in 2008), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841

Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.81% for the six months ended June 30, 2009 (weighted average interest rate of 8.84% in 2008)	327,852	318,440
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	315,180
Construction financing due 2011 through 2023; weighted average interest rate of 4.68% for the six months ended June 30, 2009 (weighted average interest rate of 6.02% in 2008)	101,452	50,404
Total debt	2,447,039	2,393,476
Less current portion	154,492	158,476
Total long-term debt	$2,292,547	$2,235,000

Although certain debt obligations are scheduled to mature on or prior to June 30, 2010, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain non-recourse mortgages payable included in such debt until 2011, as the instruments associated with these mortgages payable provide that the Company can extend the respective maturity dates for one 12 month term each from the existing maturity dates.

Credit Facilities

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

The amended credit agreement initially consisted of a $230.0 million revolving loan facility with a $25.0 million letter of credit sublimit and is scheduled to mature on August 31, 2010.

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

At the option of the Company, amounts drawn under the revolving loan facility initially bore interest at either (i) LIBOR plus a margin of 7.0% or (ii) the greater of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin of 7.0%.  For purposes of determining the interest rate, in no event shall the base rate or LIBOR be less than 3.0%.  In connection with the loan commitments, the Company will pay a quarterly commitment fee of 1.0% per annum on the average daily amount of undrawn funds.  The Company was initially required to pay a fee equal to 7.0% of the amount of any issued and outstanding letters of credit; provided, with respect to drawable amounts that have been cash collateralized, the letter of credit fee shall be payable at a rate per annum equal to 2.0%.

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

On June 1, 2009, in connection with the equity offering described in Note 14, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) pursuant to which the maximum revolving loans that can be outstanding at any time under the amended credit agreement was reduced to $75.0 million.  In addition, the interest rate margin on loans, as well as fees on letters of credit, as a result of the maximum amount of the facility having been reduced to $75.0 million, was reduced to 6.0%.

Pursuant to the First Amendment, the Company has been given greater flexibility to make acquisitions by increasing aggregate permitted cash consideration from $10.0 million to $100.0 million, to make capital expenditures up to $30.0 million per quarter and to incur an additional $20.0 million in liens and letters of credit.

As of June 30, 2009, the Company has an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate unsecured letter of credit facilities of up to $48.5 million in the aggregate.  As of June 30, 2009, there were no borrowings under the revolving loan facility, $23.6 million of letters of credit had been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under the separate unsecured letter of credit facilities.

In late 2008, the Company began replacing some of its outstanding letters of credit with restricted cash in order to reduce the Company’s letter of credit needs.

Financings

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

On February 25, 2009, the Company amended a $41.0 million first mortgage loan, secured by the underlying properties, which was payable interest only through maturity in June 2009.  Pursuant to the amendment, the maturity date has been extended to June 2011.  The amended loan is evidenced by two promissory notes, the first of which is in the principal amount of $26.0 million and bears interest at LIBOR plus 3.0%.  The second promissory note is in the amount of $15.0 million and bears interest at LIBOR plus 5.6%.  Both notes require principal amortization.  In connection with the amendment, the Company made a $2.0 million payment to reduce the outstanding principal amount of the $26.0 million loan.

Effective May 11, 2009, the Company exercised its option to extend the maturity date of $131.0 million of mortgage notes from May 11, 2009 to May 11, 2010.  No other terms of the notes were changed in connection with the extension.

As of June 30, 2009, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $16.4 million and $13.9 million as of June 30, 2009 and December 31, 2008, respectively.

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

The following table summarizes the Company’s swap instruments at June 30, 2009 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.7 years
Estimated liability fair value (included in other liabilities at June 30, 2009)	$(17,488)
Estimated asset fair value (included in other assets, net at June 30, 2009)	$—

The following table summarizes the Company’s cap instruments at June 30, 2009 (dollars in thousands):

Current notional balance	$734,621
Highest possible notional	$734,621
Lowest interest rate	4.96%
Highest interest rate	6.50%
Average fixed rate	5.97%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.8 years
Estimated liability fair value (included in other liabilities at June 30, 2009)	$—
Estimated asset fair value (included in other assets, net at June 30, 2009)	$1,118

During the three and six months ended June 30, 2009, the fair value of the Company’s interest rate swaps and caps increased $7.9 million and $3.6 million, respectively.  During the three and six months ended June 30, 2008, the fair value of the Company’s interest rate swaps and caps increased $36.7 million and decreased $8.9 million, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

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

A putative class action lawsuit was also filed on March 22, 2006 by certain limited partners in four of the same partnerships involved in the Action in the Court of Chancery for the State of Delaware captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc. (the “Second Action”). On November 21, 2006, an amended complaint was filed in the Second Action. The putative class in the Second Action consists only of those limited partners in the four investing partnerships who were not plaintiffs in the Action. The Second Action names as defendants BLC and GFB-AS. The complaint alleges a claim for breach of fiduciary duty arising out of the sale of communities indirectly owned by the investing partnerships to Ventas and the subsequent lease of those communities by Ventas to subsidiaries of BLC. The plaintiffs seek, among other relief, an accounting, damages in an unspecified amount, and disgorgement of unspecified amounts by which the defendants were allegedly unjustly enriched. On December 12, 2006, the Company filed an answer denying the claim asserted in the amended complaint and providing affirmative defenses.  On December 27, 2006, the plaintiffs moved to certify the Second Action as a class action. During the three months ended March 31, 2009, the parties agreed to settle the case and the case was formally dismissed by the court on June 15, 2009.

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

9.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):
	Six Months Ended June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Interest paid	$67,850	$73,086
Income taxes paid	$1,419	$1,298
Write-off of deferred costs	$1,740	$2,009

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$18,236	$35,508
Long-term debt	(18,236)	(35,508)
Net	$—	$—
Acquisition of assets, net of related payables and cash received:
Other intangible assets, net	$190	$1,207
Reclassification of other intangibles, net	$146	$—

10.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash basis payment	$65,487	$63,070	$130,066	$126,216
Straight-line expense	4,032	5,215	8,280	10,966
Amortization of deferred gain	(1,085)	(1,086)	(2,171)	(2,171)
Facility lease expense	$68,434	$67,199	$136,175	$135,011

11.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(10,530)	$(3,485)	$(24,166)	$(58,578)
Reclassification of net loss (gains) on derivatives out of (into) earnings	123	123	246	(616)
Amortization of payments from settlement of forward interest swaps	94	94	188	188
Other	(254)	85	(169)	337
Total comprehensive loss	$(10,567)	$(3,183)	$(23,901)	$(58,669)

12.  Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 are 19.2% and 44.3%, respectively, and for the six months ended June 30, 2009 and 2008 are 32.4% and 35.8%, respectively.  The difference in the effective rate between these periods is primarily due to the period over period movement in the annualized effective rate recorded in 2008.   The rate was also impacted by the Company’s stock based compensation deduction as calculated under FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for 2009 due to the decrease in the stock price between June 30, 2008 and June 30, 2009.

The Company recorded additional interest charges related to its FIN 48 reserve for the six months ended June 30, 2009, and added an additional reserve for a new uncertain tax position.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

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

14.  Stockholders’ Equity

On June 8, 2009, the Company completed a public equity offering of 16,046,512 shares of common stock.  The offering yielded net proceeds of approximately $163.9 million which was used to repay the $125.0 million of indebtedness which was outstanding under the Company’s amended credit facility.

15.  Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2009 (dollars in thousands):

	Total Carrying Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$1,118	$—	$1,118	$—
Derivative liabilities	(17,488)	—	(17,488)	—
	$(16,370)	$—	$(16,730)	$—

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

16.  Segment Results

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

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue(1)
Retirement Centers	$135,308	$135,198	$269,843	$270,773
Assisted Living	217,426	209,156	435,209	419,794
CCRCs	146,725	131,583	290,636	264,205
Management Services	1,298	2,264	3,015	4,077
	$500,757	$478,201	$998,703	$958,849
Segment operating income(2)
Retirement Centers	$58,467	$58,447	$115,248	$116,675
Assisted Living	79,408	74,399	158,058	148,926
CCRCs	44,998	36,565	87,684	77,586
Management Services	909	1,585	2,110	2,854
	$183,782	$170,996	$363,100	$346,041
General and administrative (including non-cash stock-based compensation expense)(3)	$31,332	$39,618	$64,523	$75,462
Facility lease expense	68,434	67,199	136,175	135,011
Deprecation and amortization	67,262	68,876	135,395	140,816
Income (loss) from operations	$16,754	$(4,697)	$27,007	$(5,248)

			As of
			June 30, 2009	December 31, 2008
Total assets
Retirement Centers			$1,209,006	$1,233,268
Assisted Living			1,293,198	1,393,223
CCRCs			1,638,059	1,476,206
Corporate and Management Services			347,756	346,561
			$4,488,049	$4,449,258

(1)	All revenue is earned from external third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, expense levels, the demand for senior housing, acquisition opportunities and asset dispositions; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing communities; the expected project costs for our expansion program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt as it matures or replace our amended credit facility when it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize the performance of certain of our counterparties’ obligations; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the second quarter of 2009, we continued to make progress in implementing the long-term growth objectives outlined in our most recent Annual Report on Form 10-K, in spite of the difficult operating environment.  The following is a summary discussion of our progress during the three and six months ended June 30, 2009.

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

Our operating results for the three and six months ended June 30, 2009 were favorably impacted by an increase in our total revenues (primarily driven by an increase in average monthly revenue per unit/bed and an increase in our ancillary services revenue) and by the significant cost control measures that were implemented in recent periods.  Although we made progress in certain areas of our business, our recent operating results have been negatively impacted by unfavorable conditions in the housing, credit and financial markets, resulting in slightly lower occupancy and diminished growth in the rates we charge our residents.  We have responded by controlling our expenses and capital spending, and by increasing the reach of our ancillary services programs.  We also continue to aggressively focus on maintaining and increasing occupancy.

We have also taken steps to preserve our liquidity and increase our financial flexibility during 2009.  For example, during the second quarter, we completed a public equity offering which yielded $163.9 million of net proceeds, which were primarily used to repay the $125.0 million of indebtedness which was outstanding under our credit facility.  Furthermore, we have extended the maturity of a number of mortgage loans and, factoring in contractual extension options, have no mortgage debt maturities until 2011 (other than periodic, scheduled principal payments).  Finally, we have taken steps to reduce materially our exposure to collateralization requirements associated with interest rate swaps.  As a result of these steps and our operating performance during the six months ended June 30, 2009, we ended the second quarter with $95.6 million of unrestricted cash and cash equivalents on our condensed consolidated balance sheet.

The tables below present a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2009 and 2008 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Total revenues	$500.8	$478.2	$22.6	4.7%
Net loss	$(10.5)	$(3.5)	$7.0	200.0%
Adjusted EBITDA	$92.1	$79.6	$12.5	15.7%
Cash From Facility Operations	$52.5	$36.7	$15.8	43.1%
Facility Operating Income	$177.6	$164.3	$13.3	8.1%

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Total revenues	$998.7	$958.8	$39.9	4.2%
Net loss	$(24.2)	$(58.6)	$(34.4)	(58.7)%
Adjusted EBITDA	$178.0	$159.6	$18.4	11.5%
Cash From Facility Operations	$102.7	$75.3	$27.4	36.4%
Facility Operating Income	$350.6	$331.4	$19.2	5.8%

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

Our revenues for the three months ended June 30, 2009 increased to $500.8 million, an increase of $22.6 million, or approximately 4.7%, over our revenues for the three months ended June 30, 2008.  For the six months ended June 30, 2009, our revenues increased $39.9 million, or approximately 4.2%, to $998.7 million over the six months ended June 30, 2008.  The increase in revenues in the current year period was primarily a result of an increase in the average revenue per unit/bed compared to the prior year period and growing revenues from our ancillary services programs, partially offset by a decline in occupancy from the prior year period.  Our weighted average occupancy rate for the second quarter of 2009 was 88.5%, compared to 88.9% for the second quarter of 2008.

During the three months ended June 30, 2009, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 15.7%, 43.1% and 8.1%, respectively, when compared to the three months ended June 30, 2008.  During the six months ended June 30, 2009, our Adjusted EBITDA, Cash From Facility Operations, and Facility Operating Income increased by 11.5%, 36.4% and 5.8%, respectively.

During the three months ended June 30, 2009, we continued to expand our ancillary services offerings.  As of June 30, 2009, we offered therapy services to approximately 35,000 of our units and home health services to approximately 17,000 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

During the second quarter of 2009, we completed an expansion at one community (with a total of 26 units).   Our expansion program currently has four projects under construction with a total of 615 units, which are expected to open later this year.

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

Consolidated Results of Operations

Three Months Ended June 30, 2009 and 2008

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

(dollars in thousands, except average monthly revenue per unit/bed)

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$135,308	$135,198	$110	0.1%
Assisted Living	217,426	209,156	8,270	4.0%
CCRCs	146,725	131,583	15,142	11.5%
Total resident fees	499,459	475,937	23,522	4.9%
Management fees	1,298	2,264	(966)	(42.7)%
Total revenue	500,757	478,201	22,556	4.7%
Expense
Facility operating expense
Retirement Centers	76,841	76,751	90	0.1%
Assisted Living	138,018	134,757	3,261	2.4%
CCRCs	101,727	95,018	6,709	7.1%
Total facility operating expense	316,586	306,526	10,060	3.3%
General and administrative expense	31,721	40,297	(8,576)	(21.3)%
Facility lease expense	68,434	67,199	1,235	1.8%
Depreciation and amortization	67,262	68,876	(1,614)	(2.3)%
Total operating expense	484,003	482,898	1,105	0.2%
Income (loss) from operations	16,754	(4,697)	21,451	456.7%
Interest income	328	3,160	(2,832)	(89.6)%
Interest expense
Debt	(33,450)	(37,424)	3,974	10.6%
Amortization of deferred financing costs	(3,390)	(2,379)	(1,011)	(42.5)%
Change in fair value of derivatives and amortization	7,900	36,743	(28,843)	(78.5)%
Equity in earnings (loss) of unconsolidated ventures	581	(935)	1,516	162.1%
Loss on extinguishment of debt	(1,740)	(231)	(1,509)	(653.2)%
Other non-operating loss	(8)	(493)	485	98.4%
Loss before income taxes	(13,025)	(6,256)	(6,769)	(108.2)%
Benefit for income taxes	2,495	2,771	276	10.0%
Net loss	$(10,530)	$(3,485)	$(7,045)	(202.2)%

Selected Operating and Other Data:
Total number of communities (at end of period)	546	550	(4)	(0.7)%
Total units/beds operated(1)	51,844	51,847	(3)	(0.0)%
Owned/leased communities units/beds	47,535	47,551	(16)	(0.0)%

Owned/leased communities occupancy rate (weighted average)	88.5%	88.9%	(0.4)%	(0.4)%
Average monthly revenue per unit/bed(2)	$3,990	$3,791	$199	5.2%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	87	(2)	(2.3)%
Total units/beds(1)	15,258	15,693	(435)	(2.8)%
Occupancy rate (weighted average)	88.7%	89.6%	(0.9)%	(1.0)%
Average monthly revenue per unit/bed(2)	$3,355	$3,225	$130	4.0%
Assisted Living
Number of communities (period end)	405	410	(5)	(1.2)%
Total units/beds(1)	20,807	21,020	(213)	(1.0)%
Occupancy rate (weighted average)	89.6%	88.9%	0.7%	0.8%
Average monthly revenue per unit/bed(2)	$3,887	$3,751	$136	3.6%
CCRCs
Number of communities (period end)	35	32	3	9.4%
Total units/beds(1)	11,470	10,838	632	5.8%
Occupancy rate (weighted average)	86.2%	88.1%	(1.9)%	(2.2)%
Average monthly revenue per unit/bed(2)	$5,128	$4,767	$361	7.6%
Management Services
Number of communities (period end)	21	21	―	―
Total units/beds(1)	4,309	4,296	13	0.3%
Occupancy rate (weighted average)	84.6%	83.7%	0.9%	1.1%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$5,718	$5,177
Refundable entrance fees sales(3)	4,098	7,420
Total entrance fee receipts	9,816	12,597
Refunds	(6,357)	(4,843)
Net entrance fees	$3,459	$7,754

__________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(3)
Refundable entrance fee sales for the three months ended June 30, 2009 and 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $0.02 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, our total operations included 546 communities with a capacity to serve 51,844 residents.  Our resident capacity decreased by 44 units from March 31, 2009 as a result of the sale of one community and the termination of a management agreement with another community.  This decrease was partially offset by the completion of a number of community renovation and expansion projects.

Resident Fees

The increase in resident fees occurred primarily in the Assisted Living and CCRC segments.  Resident fees increased over the prior-year second quarter mainly due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy for our same-store communities in the Retirement Centers and CCRCs segments.  During the current period, same-store revenues grew 4.8% at the 518 properties we operated in both periods with a 5.3% increase in the average monthly revenue per unit/bed and a 0.3% decrease in occupancy.

Retirement Centers revenue remained relatively flat, primarily due to an increase in the average monthly revenue per unit/bed at the same-store communities period over period partially offset by a decrease in occupancy at the same-store communities.

Assisted Living revenue increased $8.3 million, or 4.0%, due to an increase in the average monthly revenue per unit/bed and an increase in occupancy at the communities we operated during both periods.

CCRCs revenue increased $15.1 million, or 11.5%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods partially offset by a decrease in occupancy at these same-store communities period over period.   Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2008 and 2009.

Management Fees

Management fees decreased $1.0 million, or 42.7%, primarily due to a one-time fee paid by one of the managed communities during the second quarter of 2008.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages from wage increases in late 2008, increased insurance expense, higher deferred community fee expense recognition, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during the second quarter of 2009.  These increases were partially offset by significant cost control measures that were implemented in recent periods.

Retirement Centers operating expenses remained relatively flat period over period, primarily due to increases in salaries and wages along with increased insurance expense and expense incurred in connection with the continued expansion of our ancillary services programs, partially offset by decreased public relations and advertising expenses, as well as significant cost control measures that were implemented in recent periods.

Assisted Living operating expenses increased $3.3 million, or 2.4%, primarily due to an increase in insurance expenses period over period, higher deferred community fee expense recognition, as well as an increase in expense incurred in connection with the continued expansion of our ancillary services programs.  These increases were partially offset by significant cost control measures that were implemented in recent periods.

CCRCs operating expenses increased $6.7 million, or 7.1%, primarily due to an increase in salaries and wages in late 2008, increased insurance expense and an increase in expense incurred in connection with the continued expansion of our ancillary services programs.  These increases were partially offset by significant cost control measures that were implemented in recent periods.

General and Administrative Expense

General and administrative expense decreased $8.6 million, or 21.3%, primarily as a result of a decrease in non-controllable expenses period over period related to an $8.0 million reserve established for certain litigation during the three months ended June 30, 2008, as well as decreases in non-cash stock-based compensation expense in the current period in connection with restricted stock grants, employee benefits expenses and travel and entertainment expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration and other non-recurring expense, was 4.6% and 4.1% for the three months ended June 30, 2009 and 2008, respectively, calculated as follows (dollars in thousands):

	Three Months Ended June 30,
	2009		2008

Resident fee revenues	$499,459	92.7%	$475,937	92.6%
Resident fee revenues under management	39,247	7.3%	38,269	7.4%
Total	$538,706	100.0%	$514,206	100.0%
General and administrative expenses (excluding non-cash compensation, integration and other non-recurring expense)	$24,850	4.6%	$21,229	4.1%
Non-cash compensation expense	6,871	1.3%	8,621	1.7%
Integration and other non-recurring expense	-	-	10,447	2.0%
General and administrative expenses (including non-cash compensation, integration and other non-recurring expense)	$31,721	5.9%	$40,297	7.8%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.6 million, or 2.3%, primarily as a result of resident in-place lease intangibles becoming fully amortized during late 2008.

Interest Income

Interest income decreased $2.8 million, or 89.6%, primarily due to the recognition of interest income upon collection of a long-term note receivable, which interest income had been deferred as the interest was accumulating unpaid, during the three months ended June 30, 2008.

Interest Expense

Interest expense increased $25.9 million primarily due to the change in fair value of our interest rate swaps and caps.  During the three months ended June 30, 2009, we recognized approximately $7.9 million of interest income on our interest rate swaps and caps due to favorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps and caps, as compared to approximately $36.7 million of interest income on our interest rate swaps for the three months ended June 30, 2008, representing a $28.8 million increase in interest expense period over period.  This was offset by a decrease in interest expense on our mortgage debt due to a decline in interest rates period over period.

Income Taxes

Our effective tax rates for the three months ended June 30, 2009 and 2008 are 19.2% and 44.3%, respectively.  The difference in the effective rate between these periods is primarily due to the period over period movement in the annualized effective rate recorded in 2008.   The rate was also impacted by our stock-based compensation deduction as calculated under SFAS 123(R) for 2009 due to the decrease in the stock price between June 30, 2008 and June 30, 2009.

An additional interest charge related to our FIN 48 reserve as well as a new uncertain tax position was recorded during the three months ended June 30, 2009.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

Six Months Ended June 30, 2009 and 2008

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

(dollars in thousands, except average monthly revenue per unit/bed)

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$269,843	$270,773	$(930)	(0.3)%
Assisted Living	435,209	419,794	15,415	3.7%
CCRCs	290,636	264,205	26,431	10.0%
Total resident fees	995,688	954,772	40,916	4.3%
Management fees	3,015	4,077	(1,062)	(26.0)%
Total revenue	998,703	958,849	39,854	4.2%
Expense
Facility operating expense
Retirement Centers	154,595	154,098	497	0.3%
Assisted Living	277,151	270,868	6,283	2.3%
CCRCs	202,952	186,619	16,333	8.8%
Total facility operating expense	634,698	611,585	23,113	3.8%
General and administrative expense	65,428	76,685	(11,257)	(14.7)%
Facility lease expense	136,175	135,011	1,164	0.9%
Depreciation and amortization	135,395	140,816	(5,421)	(3.8)%
Total operating expense	971,696	964,097	7,599	0.8%
Income (loss) from operations	27,007	(5,248)	32,255	614.6%
Interest income	1,148	4,786	(3,638)	(76.0)%
Interest expense
Debt	(66,271)	(73,295)	7,024	9.6%
Amortization of deferred financing costs	(4,932)	(3,936)	(996)	(25.3)%
Change in fair value of derivatives and amortization	3,615	(8,890)	12,505	140.7%
Equity in earnings (loss) of unconsolidated ventures	1,176	(1,108)	2,284	206.1%
Loss on extinguishment of debt	(1,740)	(3,052)	1,312	43.0%
Other non-operating income (loss)	4,224	(493)	4,717	956.8%
Loss before income taxes	(35,773)	(91,236)	55,463	60.8%
Benefit for income taxes	11,607	32,658	(21,051)	(64.5)%
Net loss	$(24,166)	$(58,578)	$34,412	58.7%

Selected Operating and Other Data:
Total number of communities (at end of period)	546	550	(4)	(0.7)%
Total units/beds operated(1)	51,844	51,847	(3)	(0.0)%
Owned/leased communities units/beds	47,535	47,551	(16)	(0.0)%

Owned/leased communities occupancy rate (weighted average)	88.6%	89.5%	(0.9)%	(1.0)%
Average monthly revenue per unit/bed(2)	$3,975	$3,775	$200	5.3%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	87	(2)	(2.3)%
Total units/beds(1)	15,258	15,693	(435)	(2.8)%
Occupancy rate (weighted average)	88.8%	90.1%	(1.3)%	(1.4)%
Average monthly revenue per unit/bed(2)	$3,342	$3,208	$134	4.2%
Assisted Living
Number of communities (period end)	405	410	(5)	(1.2)%
Total units/beds(1)	20,807	21,020	(213)	(1.0)%
Occupancy rate (weighted average)	89.6%	89.3%	0.3%	0.3%
Average monthly revenue per unit/bed(2)	$3,891	$3,746	$145	3.9%
CCRCs
Number of communities (period end)	35	32	3	9.4%
Total units/beds(1)	11,470	10,838	632	5.8%
Occupancy rate (weighted average)	86.5%	88.7%	(2.2)%	(2.5)%
Average monthly revenue per unit/bed(2)	$5,072	$4,733	$339	7.2%
Management Services
Number of communities (period end)	21	21	―	―
Total units/beds(1)	4,309	4,296	13	0.3%
Occupancy rate (weighted average)	85.5%	83.5%	2.0%	2.4%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$10,590	$7,957
Refundable entrance fees sales(3)	7,736	10,912
Total entrance fee receipts	18,326	18,869
Refunds	(12,193)	(8,475)
Net entrance fees	$6,133	$10,394

__________

(1)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(2)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(3)
Refundable entrance fee sales for the six months ended June 30, 2009 and 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $0.6 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, our total operations included 546 communities with a capacity to serve 51,844 residents.  Our resident capacity increased by 40 units from December 31, 2008 as a result of the completion of a number of community renovation and expansion projects, partially offset by the sale of one community and the termination of a management agreement with another community.

Resident Fees

The increase in resident fees occurred in the Assisted Living and CCRC segments.  Resident fees increased over the prior-year period mainly due to an increase in average monthly revenue per unit/bed during the current period as well as an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy for our same-store communities in the Retirement Centers and CCRCs segments.  During the current period, same-store revenues grew 4.4% at the 518 properties we operated in both periods with a 5.3% increase in the average monthly revenue per unit/bed and a 0.7% decrease in occupancy.

Retirement Centers revenue remained relatively flat, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods, partially offset by a decrease in occupancy at the same-store communities period over period.

Assisted Living revenue increased $15.4 million, or 3.7%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods, as well as a slight increase in occupancy at these same-store communities period over period.

CCRCs revenue increased $26.4 million, or 10.0%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods, partially offset by a decrease in occupancy at these same-store communities period over period.  Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2008 and 2009.

Management Fees

Management fees decreased $1.1 million, or 26.0%, primarily due to a one-time fee paid by one of the managed communities during the second quarter of 2008.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages due to wage increases occurring during 2008, increases in insurance expense, as well as higher deferred community fee expense recognition.  Also there was an increase in expense incurred in connection with the continued expansion of our ancillary services programs during the first half of 2009.  These increases were partially offset by significant cost control measures that were implemented in recent periods.

Retirement Centers operating expenses remained relatively flat period over period, primarily due to increased insurance expenses and an increase in expense incurred in connection with the continued expansion of our ancillary services programs.  These increases were partially offset by decreased public relations and advertising expenses, as well as significant cost control measures that were implemented in recent periods.

Assisted Living operating expenses increased $6.3 million, or 2.3%, primarily due to increased insurance expenses, higher deferred community fee expense recognition, as well as an increase in expense incurred in connection with the continued expansion of our ancillary services programs.  These increases were partially offset by significant cost control measures that were implemented in recent periods.

CCRCs operating expenses increased $16.3 million, or 8.8%, primarily due to increased insurance expenses and higher deferred community fee expense recognition, as well as an increase in bad debt expense and in expense incurred in connection with the continued expansion of our ancillary services programs.  These increases were partially offset by significant cost control measures that were implemented in recent periods.

General and Administrative Expense

General and administrative expense decreased $11.3 million, or 14.7%, primarily as a result of a decrease in non-controllable expenses period over period related to an $8.0 million reserve established for certain litigation during the six months ended June 30, 2008, as well as decreases in non-cash stock-based compensation expense in connection with restricted stock grants, employee benefits expenses and travel and entertainment expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration and other non-recurring expense, was 4.8% and 4.5% for the six months ended June 30, 2009 and 2008, respectively, calculated as follows (dollars in thousands):

	Six Months Ended June 30,
	2009		2008

Resident fee revenues	$995,688	92.6%	$954,772	92.6%
Resident fee revenues under management	78,997	7.4%	75,800	7.4%
Total	$1,074,685	100.0%	$1,030,572	100.0%
General and administrative expenses (excluding non-cash compensation, integration and other non-recurring expense)	$51,249	4.8%	$46,727	4.5%
Non-cash compensation expense	13,680	1.3%	16,631	1.6%
Integration and other non-recurring expense	499	-	13,327	1.3%
General and administrative expenses (including non-cash compensation, integration and other non-recurring expense)	$65,428	6.1%	$76,685	7.4%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.4 million, or 3.8%, primarily as a result of resident in-place lease intangibles becoming fully amortized during late 2008.

Interest Income

Interest income decreased $3.6 million, or 76.0%, primarily due to the recognition of interest income upon collection of a long-term note receivable, which interest income had been deferred as the interest was accumulating unpaid, during the six months ended June 30, 2008.

Interest Expense

Interest expense decreased $18.5 million, or 21.5%, primarily due to the change in fair value of our interest rate swaps and caps.  During the six months ended June 30, 2009, we recognized approximately $3.6 million of interest income on our interest rate swaps and caps due to favorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps and caps, as compared to approximately $8.9 million of interest expense on our interest rate swaps for the six months ended June 30, 2008.  Interest expense on our mortgage debt also decreased due to a decline in interest rates period over period.

Other Non-operating Income (Loss)

Other non-operating income (loss) increased $4.7 million primarily due to the gain on sale of a joint venture interest during the six months ended June 30, 2009.

Income Taxes

Our effective tax rates for the six months ended June 30, 2009 and 2008 are 32.4% and 35.8%, respectively.  The difference in the effective rate between these periods is primarily due to the period over period movement in the annualized effective rate recorded in 2008.   The rate was also impacted by our stock-based compensation deduction as calculated under SFAS 123(R) for 2009 due to the decrease in the stock price between June 30, 2008 and June 30, 2009.

An additional interest charge related to our FIN 48 reserve as well as a new uncertain tax position was recorded during the six months ended June 30, 2009.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Cash provided by operating activities	$113,072	$76,724
Cash used in investing activities	(98,415)	(51,514)
Cash provided by (used in) financing activities	26,981	(65,672)
Net increase (decrease) in cash and cash equivalents	41,638	(40,462)
Cash and cash equivalents at beginning of period	53,973	100,904
Cash and cash equivalents at end of period	$95,611	$60,442

The increase in cash provided by operating activities was attributable to improved operating performance period over period as well as working capital management, partially offset by security deposits returned to prospective residents on a discontinued development project.

The increase in cash used in investing activities was primarily attributable to an increase in restricted cash balances funded (in order to reduce our letter of credit needs) related to the renegotiation of the line of credit in the current year which was partially offset by a reduction on spending on property, plant and equipment and leasehold improvements period over period, as well as cash received on a sale-leaseback transaction and for the sale of a joint venture interest in the current period.  The prior year period also includes a cash payment received on outstanding notes receivable.

The change in cash related to financing activities period over period was primarily attributable to proceeds received from the public equity offering in the current period as well as a decrease in dividend payments due to the suspension of the dividend during the fourth quarter of 2008 and a decrease in swap termination payments during the current period, partially offset by a decrease in net borrowings in the current year period.

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

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity. Over the near-term, however, we expect a reduced level of mortgage refinancing activity.  We also anticipate a reduced level of reliance on proceeds from our credit facility over the near-term compared to historical levels.

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

We are highly leveraged and have significant debt and lease obligations.  We have two principal corporate-level indebtednesses:  our $75.0 million amended credit facility (including a $25.0 million letter of credit sublimit) and our unsecured facilities providing for up to $48.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

During the current period, we completed a public equity offering which yielded $163.9 million of net proceeds.  In conjunction with the completion of the offering, we entered into an amendment to our credit facility which, among other things, reduced the maximum revolving loan commitment to $75.0 million as discussed below.  The proceeds from the offering were used to repay the $125.0 million of indebtedness which was outstanding under the credit facility.

At June 30, 2009, we had $2.1 billion of debt outstanding, excluding capital lease obligations, at a weighted-average interest rate of 3.88%.  At June 30, 2009, we had $327.9 million of capital and financing lease obligations, $23.6 million of letters of credit has been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under our unsecured letter of credit facilities.  Approximately $154.5 million of our debt obligations are due on or before June 30, 2010.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending June 30, 2010, we will be required to make approximately $261.8 million of payments in connection with our existing operating leases.

We had $95.6 million of cash and cash equivalents at June 30, 2009, excluding cash and escrow deposits-restricted and lease security deposits of $189.1 million.  Additionally, as of June 30, 2009, we had $51.4 million available under our corporate credit facility, of which $1.4 million can be drawn as letters of credit.

In late 2008, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

As of June 30, 2009, we had $154.5 million of current debt maturities.  Although certain of our debt obligations are scheduled to mature on or prior to June 30, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain non-recourse mortgages payable included in such debt until 2011, as the instruments associated with these mortgages payable provide that we can extend the respective maturity dates for one 12 month term each from the existing maturity dates.

At June 30, 2009, we had $299.1 million of negative working capital, which includes the classification of $204.0 million of refundable entrance fees and $18.1 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $6.1 million of cash for the six months ended June 30, 2009.

For the year ending December 31, 2009, we anticipate that we will make investments of approximately $60.0 million for capital expenditures (net of approximately $108.0 million expected to be reimbursed from lenders/lessors or funded through construction financing), comprised of approximately $25.0 million of net recurring capital expenditures, approximately $5.0 million of net capital expenditures in connection with our community expansion and development program, and approximately $30.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), systems related expenditures, and expenditures supporting the expansion of our ancillary services programs.  For the six months ended June 30, 2009, we spent approximately $6.5 million for net recurring capital expenditures and approximately $6.3 million for expenditures relating to other major projects and corporate initiatives and had a net receipt of cash of approximately $5.4 million (consisting of $47.4 million for capital expenditures net of $52.8 million that had been reimbursed as of June 30, 2009) in connection with our expansion and development program.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have recently taken a number of steps to reduce our collateral posting risk.  In particular, during 2008 and the six months ended June 30, 2009, we terminated a number of interest rate swaps with an aggregate notional amount of $1.1 billion and purchased $509.3 million in aggregate notional amount of interest rate caps, which do not require the posting of cash collateral.  Furthermore, during 2008, we obtained $37.6 million of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of June 30, 2009, we have $734.6 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets, $314.2 million in aggregate notional amount of swaps that require cash collateralization and $81.1 million of variable rate debt that is not subject to any cap or swap agreements.

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

In light of the current uncertainty in the credit market and the deteriorating overall economy, we are taking steps to preserve our liquidity during 2009.  For example, we have suspended our quarterly dividend payments, terminated our share repurchase program and initiated a number of cost control measures (including limitations on our capital expenditures).  In addition, we completed the public equity offering described above and repaid the outstanding borrowings on our corporate credit facility.  We currently estimate that our existing cash flows from operations, together with existing working capital, amounts available under our credit facility and, to a lesser extent, proceeds from anticipated refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate further.

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

As of June 30, 2009, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

Refinancing of Line of Credit

During late 2008 and early 2009, we entered into unsecured facilities with a financial institution, maturing in November 2011, providing for up to $48.5 million of letters of credit in the aggregate and entered into a Second Amended and Restated Credit Agreement, dated February 27, 2009, with Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and book manager, and the several lenders from time to time parties thereto. The amended credit agreement amended and restated our previous $245.0 million secured line of credit and terminated the associated $80.0 million letter of credit facility.

The amended credit agreement initially consisted of a $230.0 million revolving loan facility with a $25.0 million letter of credit sublimit and is scheduled to mature on August 31, 2010.

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

At our option, amounts drawn under the revolving loan facility initially bore interest at either (i) LIBOR plus a margin of 7.0% or (ii) the greater of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin of 7.0%.  For purposes of determining the interest rate, in no event shall the base rate or LIBOR be less than 3.0%.  In connection with the loan commitments, we will pay a quarterly commitment fee of 1.0% per annum on the average daily amount of undrawn funds.  We were initially required to pay a fee equal to 7.0% of the amount of any issued and outstanding letters of credit; provided, with respect to drawable amounts that have been cash collateralized, the letter of credit fee shall be payable at a rate per annum equal to 2.0%.

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

On June 1, 2009, in connection with the equity offering described above, we entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) pursuant to which the maximum revolving loans that can be outstanding at any time under the amended credit agreement was reduced to $75.0 million.  In addition, the interest rate margin on loans, as well as fees on letters of credit, as a result of the maximum amount of the facility having been reduced to $75.0 million, was reduced to 6.0%.

Pursuant to the First Amendment, we were given greater flexibility to make acquisitions by increasing aggregate permitted cash consideration from $10.0 million to $100.0 million, to make capital expenditures up to $30.0 million per quarter and to incur an additional $20.0 million in liens and letters of credit.

As of June 30, 2009, we have an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate unsecured letter of credit facilities of up to $48.5 million in the aggregate.  As of June 30, 2009, there were no borrowings under the revolving loan facility, $23.6 million of letters of credit has been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under our unsecured letter of credit facilities.

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

There have been no material changes in our contractual commitments during the six months ended June 30, 2009 other than with respect to the repayment of the entire outstanding balance on our line of credit in connection with the public equity offering discussed above.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (1)	2008(1)	2009(1)	2008(1)
Net loss	$(10,530)	$(3,485)	$(24,166)	$(58,578)
Benefit for income taxes	(2,495)	(2,771)	(11,607)	(32,658)
Equity in (earnings) loss of unconsolidated ventures	(581)	935	(1,176)	1,108
Loss on extinguishment of debt	1,740	231	1,740	3,052
Other non-operating loss (income)	8	493	(4,224)	493
Interest expense:
Debt	26,068	30,635	51,795	59,622
Capitalized lease obligation	7,382	6,789	14,476	13,673
Amortization of deferred financing costs	3,390	2,379	4,932	3,936
Change in fair value of derivatives and amortization	(7,900)	(36,743)	(3,615)	8,890
Interest income	(328)	(3,160)	(1,148)	(4,786)
Income (loss) from operations	16,754	(4,697)	27,007	(5,248)
Depreciation and amortization	67,262	68,876	135,395	140,816
Straight-line lease expense	4,032	5,215	8,280	10,966
Amortization of deferred gain	(1,085)	(1,086)	(2,171)	(2,171)
Amortization of entrance fees	(5,232)	(5,129)	(10,342)	(11,820)
Non-cash compensation expense	6,871	8,621	13,680	16,631
Entrance fee receipts(2)	9,816	12,597	18,326	18,869
Entrance fee disbursements	(6,357)	(4,843)	(12,193)	(8,475)
Adjusted EBITDA	$92,061	$79,554	$177,982	$159,568

(1)
The calculation of Adjusted EBITDA includes integration and other non-recurring costs totaling $10.4 million for the three months ended June 30, 2008 and $13.3 million for the six months ended June 30, 2008.  These amounts include the effect of an $8.0 million reserve established for certain litigation.  Integration and other non-recurring costs for the three and six months ended June 30, 2009 were not material to the condensed consolidated financial statements.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(1)	2008(1)	2009 (1)	2008(1)
Net cash provided by operating activities	$44,315	$36,095	$113,072	$76,724
Changes in operating assets and liabilities	16,150	6,546	4,217	11,241
Refundable entrance fees received(2)(3)	4,098	7,420	7,736	10,912
Entrance fee refunds disbursed	(6,357)	(4,843)	(12,193)	(8,475)
Recurring capital expenditures, net	(3,888)	(6,614)	(6,543)	(12,651)
Lease financing debt amortization with fair market value or no purchase options	(1,798)	(1,662)	(3,578)	(3,287)
Reimbursement of operating expenses and other	―	(269)	―	794
Cash From Facility Operations	$52,520	$36,673	$102,711	$75,258

(1)
The calculation of CFFO includes integration and other non-recurring costs totaling $10.4 million for the three months ended June 30, 2008 and $13.3 million for the six months ended June 30, 2008.  These amounts include the effect of an $8.0 million reserve established for certain litigation.  Integration and other non-recurring costs for the three and six months ended June 30, 2009 were not material to the condensed consolidated financial statements.

(2)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three and six months ended June 30, 2009 were $1.7 million and $3.6 million, respectively.  Notes issued (net of collections) for the three and six months ended June 30, 2008 were not material.

(3)
Total entrance fee receipts for the three months ended June 30, 2009 and 2008 were $9.8 million and $12.6 million, respectively, including $5.7 million and $5.2 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the six months ended June 30, 2009 and 2008 were $18.3 million and $18.9 million, respectively, including $10.6 million and $8.0 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(10,530)	$(3,485)	$(24,166)	$(58,578)
Benefit for income taxes	(2,495)	(2,771)	(11,607)	(32,658)
Equity in (earnings) loss of unconsolidated ventures	(581)	935	(1,176)	1,108
Loss on extinguishment of debt	1,740	231	1,740	3,052
Other non-operating loss (income)	8	493	(4,224)	493
Interest expense:
Debt	26,068	30,635	51,795	59,622
Capitalized lease obligation	7,382	6,789	14,476	13,673
Amortization of deferred financing costs	3,390	2,379	4,932	3,936
Change in fair value of derivatives and amortization	(7,900)	(36,743)	(3,615)	8,890
Interest income	(328)	(3,160)	(1,148)	(4,786)
Income (loss) from operations	16,754	(4,697)	27,007	(5,248)
Depreciation and amortization	67,262	68,876	135,395	140,816
Facility lease expense	68,434	67,199	136,175	135,011
General and administrative (including non-cash stock compensation expense)	31,721	40,297	65,428	76,685
Amortization of entrance fees	(5,232)	(5,129)	(10,342)	(11,820)
Management fees	(1,298)	(2,264)	(3,015)	(4,077)
Facility Operating Income	$177,641	$164,282	$350,648	$331,367

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2009, we had approximately $948.1 million of long-term fixed rate debt, $1.0 billion of long-term variable rate debt and $327.9 million of capital and financing lease obligations. As of June 30, 2009, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 3.88%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2008 and 2009, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of June 30, 2009, $1.3 billion, or 61.5%, of our debt, excluding capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of June 30, 2009, $734.6 million, or 34.7%, of our debt, excluding capital and financing lease obligations, is subject to cap agreements.  The remaining $81.1 million, or 3.8%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $7.4 million, $38.5 million and $52.9 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 8 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

For information regarding the most significant risks facing the Company, please see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009, as well as the risks discussed below.   There have been no material changes to the risk factors contained in our Form 10-K other than as set forth below.

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

As of June 30, 2009, we had an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate letter of credit facilities of up to $48.5 million in the aggregate.  As of June 30, 2009, we also had $154.5 million of debt that is scheduled to mature during the twelve months ending June 30, 2010.  If we are unable to extend our credit facility, or enter into a new credit facility, at or prior to its August 31, 2010 maturity date or extend (or refinance, as applicable) any of our other debt or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or replace our credit facility at or prior to its maturity or extend or refinance our other maturing debt or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

Our consolidated financial statements reflect approximately $154.5 million of debt obligations due on or prior to June 30, 2010.  Although these debt obligations are scheduled to mature on or prior to June 30, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain non-recourse mortgages payable included in such debt until 2011, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for one 12 month term each from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  If we are not able to satisfy the conditions precedent to exercising these extension options, our liquidity and financial condition could be adversely impacted.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of June 30, 2009, funds managed by affiliates of Fortress beneficially own 60,875,826 shares, or approximately 51.5% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress. As a result, funds managed by affiliates of Fortress are able to control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At June 30, 2009, 118,285,381 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. In connection with our obligations under the Stockholders Agreement, we received a request from Fortress to file a registration statement on Form S-3 to permit the resale, from time to time, of up to 60,875,826 shares of common stock owned by certain affiliates of Fortress. The registration statement on Form S-3 was declared effective on May 22, 2009.

In addition, as of June 30, 2009, we had registered under the Securities Act an aggregate of 12,100,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan.  In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate

Stock Purchase Plan, the number of shares available for purchase under the plan will automatically increase by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under these registration statements will be available for sale into the public markets.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. The determination of whether an ownership change occurs is complex and not within the control of the company. Consequently, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. Generally, if an ownership change occurs, the yearly limitation is equal to the product of the applicable long term tax exempt rate and the value of the Company’s stock immediately before the ownership change.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      We held our annual meeting of stockholders on June 23, 2009.

(b)      Jeffrey R. Leeds, Mark J. Schulte and Dr. Samuel Waxman were reelected as Class III directors at the annual meeting, to hold office for a term of three years and until their respective successors are duly elected and qualified.  The terms of office of the following directors continued after the annual meeting:  Frank M. Bumstead, Jackie M. Clegg, Wesley R. Edens, Tobia Ippolito and James R. Seward.

(c)      The following votes were taken in connection with the election of directors at the annual meeting:

Director Nominees	Votes For	Withhold Authority
Jeffrey R. Leeds	92,433,235	5,738,405
Mark J. Schulte	97,899,195	272,446
Dr. Samuel Waxman	93,277,944	4,893,697

The proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2009 fiscal year was approved. The following votes were taken in connection with the proposal:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent registered public accounting firm for fiscal 2009	97,614,510	428,007	129,123	—

The proposal to approve the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated, was approved. The following votes were taken in connection with the proposal:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Approval of the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated	90,899,304	1,275,857	22,696	5,973,784

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	August 4, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.1
First Amendment, dated as of June 1, 2009, to the Second Amended and Restated Credit Agreement, dated as of February 27, 2009, among the Company, certain of its subsidiaries, the several lenders parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009).

10.2
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2009).

10.3
Employment Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2009).

10.4
Restricted Stock Unit Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2009).

10.5
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-160354) filed on June 30, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.