Form 10-Q
period 2009-09-30
Brookdale Senior Living Inc.
filed 2009-11-04
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 30, 2009, 118,620,006 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2009	December 31, 2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$159,313	$53,973
Cash and escrow deposits — restricted	104,434	86,723
Accounts receivable, net	81,583	91,646
Deferred tax asset	14,677	14,677
Prepaid expenses and other current assets, net	46,195	33,766
Total current assets	406,202	280,785
Property, plant and equipment and leasehold intangibles, net	3,620,469	3,697,834
Cash and escrow deposits — restricted	66,971	29,988
Investment in unconsolidated ventures	22,180	28,420
Goodwill	109,967	109,967
Other intangible assets, net	206,438	231,589
Other assets, net	69,455	70,675
Total assets	$4,501,682	$4,449,258

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$155,397	$158,476
Current portion of line of credit	―	4,453
Trade accounts payable	42,541	29,105
Accrued expenses	184,873	170,366
Refundable entrance fees and deferred revenue	256,061	253,647
Tenant security deposits	14,920	29,965
Total current liabilities	653,792	646,012
Long-term debt, less current portion	2,304,168	2,235,000
Line of credit, less current portion	―	155,000
Deferred entrance fee revenue	81,221	76,410
Deferred liabilities	145,998	135,947
Deferred tax liability	159,389	178,647
Other liabilities	55,460	61,641
Total liabilities	3,400,028	3,488,657
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at September 30, 2009 and December 31, 2008; 124,386,194 and 106,467,764 shares issued and 123,174,893 and 105,256,463 shares outstanding (including 4,556,436 and 3,542,801 unvested restricted shares), respectively	1,232	1,053
Additional paid-in-capital	1,876,783	1,690,851
Treasury stock, at cost; 1,211,301 shares at September 30, 2009 and December 31, 2008	(29,187)	(29,187)
Accumulated deficit	(746,176)	(700,720)
Accumulated other comprehensive loss	(998)	(1,396)
Total stockholders’ equity	1,101,654	960,601
Total liabilities and stockholders’ equity	$4,501,682	$4,449,258
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009		2008
Revenue
Resident fees		$503,856	$480,750		$1,499,544	$1,435,522
Management fees		1,987	1,527		5,002	5,604
Total revenue		505,843	482,277		1,504,546	1,441,126

Expense
Facility operating expense (excluding depreciation and amortization of $45,851, $45,670, $137,102 and $143,765, respectively)		328,939	322,601		963,637	934,186
General and administrative expense (including non-cash stock-based compensation expense of $7,869, $6,737, $21,549 and $23,368, respectively)		34,720	32,948		100,148	109,633
Hurricane and named tropical storms expense		―	3,613		―	3,613
Facility lease expense		68,036	67,017		204,211	202,028
Depreciation and amortization		66,983	67,066		202,378	207,882
Total operating expense		498,678	493,245		1,470,374	1,457,342
Income (loss) from operations		7,165	(10,968)		34,172	(16,216)

Interest income		623	1,383		1,771	6,169
Interest expense
Debt		(30,574)	(37,599)		(96,845)	(110,894)
Amortization of deferred financing costs		(2,167)	(3,004)		(7,099)	(6,940)
Change in fair value of derivatives and amortization		(2,478)	(8,454)		1,137	(17,344)
Loss on extinguishment of debt		(1,178)	―		(2,918)	(3,052)
Equity in earnings (loss) of unconsolidated ventures		42	358		1,218	(750)
Other non-operating (expense) income		(52)	69		4,172	(424)
Loss before income taxes		(28,619)	(58,215)		(64,392)	(149,451)
Benefit for income taxes		7,329	22,338		18,936	54,996
Net loss		$(21,290)	$(35,877)		$(45,456)	$(94,455)

Basic and diluted loss per share		$(0.18)	$(0.36)		$(0.42)	$(0.93)
Weighted average shares used in computing basic and diluted loss per share		118,455	101,398		108,807	101,748

Dividends declared per share	$	―	$0.25	$	―	$0.75

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2009	105,256	$1,053	$1,690,851	$(29,187)	$(700,720)	$(1,396)	$960,601
Compensation expense related to restricted stock and restricted stock unit grants	―	―	21,549	―	―	―	21,549
Net loss	―	―	―	―	(45,456)	―	(45,456)
Issuance of common stock under Associate Stock Purchase Plan	92	1	742	―	―	―	743
Restricted stock, net	1,780	18	(18)	―	―	―	―
Reclassification of net loss on derivatives into earnings	―	―	―	―	―	369	369
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	282	282
Issuance of common stock from equity offering, net	16,047	160	163,667	―	―	―	163,827
Other	―	―	(8)	―	―	(253)	(261)
Balances at September 30, 2009	123,175	$1,232	$1,876,783	$(29,187)	$(746,176)	$(998)	$1,101,654

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(45,456)	$(94,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	2,918	3,052
Depreciation and amortization	209,477	214,822
Equity in (earnings) loss of unconsolidated ventures	(1,218)	750
Distributions from unconsolidated ventures from cumulative share of net earnings	455	1,918
Amortization of deferred gain	(3,259)	(3,257)
Amortization of entrance fees	(16,084)	(16,527)
Proceeds from deferred entrance fee revenue	23,225	15,210
Deferred income tax benefit	(19,440)	(57,243)
Change in deferred lease liability	12,073	15,675
Change in fair value of derivatives and amortization	(1,137)	17,344
Gain on sale of assets	(4,352)	―
Non-cash stock-based compensation	21,549	23,368
Changes in operating assets and liabilities:
Accounts receivable, net	11,234	(18,165)
Prepaid expenses and other assets, net	(10,734)	1,263
Accounts payable and accrued expenses	29,557	3,051
Tenant refundable fees and security deposits	(14,297)	(439)
Deferred revenue	1,811	(3,392)
Other	(10,350)	4,379
Net cash provided by operating activities	185,972	107,354

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	2,071	2,416
Increase in cash and escrow deposits — restricted	(54,694)	(7,795)
Net proceeds from the sale of property, plant and equipment	210	―
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(87,507)	(134,179)
Acquisition of assets, net of related payables and cash received	(1,227)	(5,105)
(Issuance of) payment on notes receivable, net	(590)	39,661
Investment in unconsolidated ventures	(1,246)	(1,163)
Distributions received from unconsolidated ventures	969	300
Proceeds from sale leaseback transaction	9,166	―
Proceeds from sale of unconsolidated venture	8,831	4,165
Net cash used in investing activities	(124,017)	(101,700)

Cash Flows from Financing Activities
Proceeds from debt	67,986	467,769
Repayment of debt and capital lease obligation	(21,194)	(229,210)
Proceeds from line of credit	60,446	264,757
Repayment of line of credit	(219,899)	(378,000)
Payment of dividends	―	(103,696)
Purchase of treasury stock	―	(29,187)
Payment of financing costs, net of related payables	(7,258)	(13,720)
Proceeds from public equity offering, net	163,827	―
Other	(713)	(1,373)
Refundable entrance fees:
Proceeds from refundable entrance fees	17,032	15,185
Refunds of entrance fees	(16,842)	(14,331)
Recouponing and payment of swap termination	―	(27,627)
Cash portion of loss on extinguishment of debt	―	(1,240)
Net cash provided by (used in) financing activities	43,385	(50,673)
Net increase (decrease) in cash and cash equivalents	105,340	(45,019)
Cash and cash equivalents at beginning of period	53,973	100,904
Cash and cash equivalents at end of period	$159,313	$55,885
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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2009, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $62.2 million and $63.4 million at September 30, 2009 and December 31, 2008, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value Measurements

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of $2.5 billion and $2.6 billion as of September 30, 2009 and December 31, 2008, respectively.  The fair value of debt both as of September 30, 2009 and December 31, 2008 was $2.4 billion.

The Financial Accounting Standards Board (FASB) guidance on Fair Value Measurement establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

New Accounting Pronouncements

The Company follows accounting standards set by the FASB.  The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure consistent reporting of its financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.

The FASB guidance on Business Combinations was effective for business combinations with an acquisition date on or after January 1, 2009 and is to be applied prospectively.  The guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  Itestablishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  As of September 30, 2009, this guidance has not had a material impact on the condensed consolidated financial statements.

The Company adopted the provisions of the FASB guidance on Consolidations relating to the accounting for noncontrolling interests on January 1, 2009.  This guidance amends previous authoritative guidance by requiring companies to report a noncontrolling interest in a subsidiary as equity in its consolidated financial statements.  Disclosure of the amounts of consolidated net income attributable to the parent and the noncontrolling interest are required.  This guidance also clarifies that transactions that result in a change in a parent’s ownership interest in a subsidiary that do not result in deconsolidation will be treated as equity transactions, while a gain or loss will be recognized by the parent when a subsidiary is deconsolidated.  Other than the required disclosures, the adoption had no impact on the condensed consolidated financial statements.

In February 2008, the FASB issued guidance which delays the effective date of the FASB guidance on Fair Value Measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The guidance partially defers the effective date of the FASB guidance to fiscal years beginning after November 15, 2008 and as a result was effective for the Company beginning January 1, 2009.  The adoption of the guidance had no impact on the condensed consolidated financial statements.

The Company adopted the provision of the FASB guidance on disclosures relating to Derivatives and Hedging on January 1, 2009.  This guidance requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  Other than the required disclosures, the adoption had no impact on the condensed consolidated financial statements.

The Company adopted the provisions of the guidance relating to the Determination of the Useful Life of Intangible Assets on January 1, 2009.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  The adoption had no impact on the condensed consolidated financial statements.

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities on January 1, 2009.  The EITF provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share.  The adoption did not have a material impact on the condensed consolidated financial statements.

The Company adopted the guidance relating to Interim Disclosures about Fair Value of Financial Instruments on June 1, 2009.  This guidance requires disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Other than the required disclosures, the adoption had no impact on the condensed consolidated financial statements.

The Company adopted the guidance related to the Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies effective January 1, 2009.  The guidance amends and clarifies guidance previously issued on Business Combinations and addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company had no acquisitions during the nine months ended September 30, 2009; therefore, the adoption of the guidance had no impact on the condensed consolidated financial statements.

In May 2009, the FASB issued guidance on Subsequent Events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the guidance is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this guidance in June 2009 and other than the required disclosures, the adoption had no impact on the condensed consolidated financial statements.

In June 2009, the FASB issued guidance which amends previously issued guidance on the Consolidation of Variable Interest Entities.  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  The guidance is effective for the Company beginning January 1, 2010.  The Company is currently evaluating the impact its provisions will have on its condensed consolidated financial statements.

Dividends

On December 30, 2008, the Company’s board of directors voted to suspend the Company’s quarterly cash dividend indefinitely.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

3.  Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock and restricted stock units.

During the three and nine months ended September 30, 2009 and September 30, 2008, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share was 2.0 million and 1.4 million for the three months ended September 30, 2009 and 2008, respectively, and 1.2 million and 1.4 million for the nine months ended September 30, 2009 and 2008, respectively.

4.  Stock-Based Compensation

The Company recorded $7.9 million and $6.7 million of compensation expense in connection with grants of restricted stock and restricted stock units for the three months ended September 30, 2009 and 2008, respectively, and $21.5 million and $23.4 million of such expense for the nine months ended September 30, 2009 and 2008, respectively.  For the three and nine months ended September 30, 2009 and 2008, compensation expense was calculated net of forfeitures estimated from 0% - 6% of the shares granted.

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

During the current year, the Company issued restricted stock units to its Chief Executive Officer.  Under the terms of the award agreement, upon vesting, each restricted stock unit represents the right to receive one share of the Company’s common stock.

Current year grants of restricted shares and restricted stock units under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares / Restricted Stock Units Granted	Value Per Share	Total Value
Three months ended March 31, 2009	84	$3.48 – $6.15	$301
Three months ended June 30, 2009	2,562	$5.14 – $9.39	$24,030
Three months ended September 30, 2009	65	$9.83 – $10.71	$694

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

5.  Goodwill and Other Intangible Assets, Net

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2009.  Goodwill by operating segment as of September 30, 2009 and December 31, 2008 was as follows (dollars in thousands):

	Retirement Centers	Assisted Living	Total
Goodwill	$7,155	$102,812	$109,967

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the nine months ended September 30, 2009.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(9,245)	$138,437	$147,682	$(6,457)	$141,225
Management contracts and other	158,041	(101,538)	56,503	158,041	(77,807)	80,234
Home health licenses	11,498	—	11,498	10,130	—	10,130
Total	$317,221	$(110,783)	$206,438	$315,853	$(84,264)	$231,589

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2009 and 2008 was $8.7 million and $8.9 million, respectively, and $26.5 million and $26.7 million of amortization expense was recorded for the nine months ended September 30, 2009 and 2008, respectively.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

6.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Land	$252,297	$253,453
Buildings and improvements	2,736,184	2,626,079
Furniture and equipment	301,577	277,680
Resident and operating lease intangibles	625,228	607,256
Construction in progress	16,741	98,418
Assets under capital and financing leases	575,351	555,872
	4,507,378	4,418,758
Accumulated depreciation and amortization	(886,909)	(720,924)
Property, plant and equipment and leasehold intangibles, net	$3,620,469	$3,697,834

7.  Sale-Leaseback Transaction

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

8.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Mortgage notes payable due 2009 through 2039; weighted average interest rate of 4.64% for the nine months ended September 30, 2009 (weighted average interest rate of 5.33% in 2008)	$1,325,029	$1,246,204
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.64% for the nine months ended September 30, 2009 (weighted average interest rate of 5.64% in 2008), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	212,407	212,407
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.91% for the nine months ended September 30, 2009 (weighted average interest rate of 4.40% in 2008), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.82% for the nine months ended September 30, 2009 (weighted average interest rate of 8.81% in 2008)	323,474	318,440
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	315,180
Construction financing due 2011 through 2023; weighted average interest rate of 7.63% for the nine months ended September 30, 2009 (weighted average interest rate of 6.02% in 2008)	32,634	50,404
Total debt	2,459,565	2,393,476
Less current portion	155,397	158,476
Total long-term debt	$2,304,168	$2,235,000

Although certain debt obligations are scheduled to mature on or prior to September 30, 2010, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain non-recourse mortgages payable until 2011, as the instruments associated with these mortgages payable provide that the Company can extend the respective maturity dates for one 12 month term each from the existing maturity dates.

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

On June 1, 2009, in connection with the equity offering described in Note 15, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) pursuant to which the maximum revolving loans that can be outstanding at any time under the amended credit agreement was reduced to $75.0 million.  In addition, the interest rate margin on loans, as well as fees on letters of credit, as a result of the maximum amount of the facility having been reduced to $75.0 million, was reduced to 6.0%.

Pursuant to the First Amendment, the Company has been given greater flexibility to make acquisitions by increasing aggregate permitted cash consideration from $10.0 million to $100.0 million, to make capital expenditures up to $30.0 million per quarter and to incur an additional $20.0 million in liens and letters of credit.

As of September 30, 2009, the Company has an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate unsecured letter of credit facilities of up to $48.5 million in the aggregate.  As of September 30, 2009, there were no borrowings under the revolving loan facility, $23.7 million of letters of credit had been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under the separate unsecured letter of credit facilities.

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

As of September 30, 2009, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $18.1 million and $13.9 million as of September 30, 2009 and December 31, 2008, respectively.

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

The following table summarizes the Company’s swap instruments at September 30, 2009 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.7 years
Estimated liability fair value (included in other liabilities at September 30, 2009)	$(19,564)
Estimated asset fair value (included in other assets, net at September 30, 2009)	$—

The following table summarizes the Company’s cap instruments at September 30, 2009 (dollars in thousands):

Current notional balance	$734,621
Highest possible notional	$734,621
Lowest interest rate	4.96%
Highest interest rate	6.50%
Average fixed rate	5.97%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.8 years
Estimated liability fair value (included in other liabilities at September 30, 2009)	$—
Estimated asset fair value (included in other assets, net at September 30, 2009)	$942

During the three and nine months ended September 30, 2009, the fair value of the Company’s interest rate swaps and caps decreased $2.5 million and increased $1.1 million, respectively.  During the three and nine months ended September 30, 2008, the fair value of the Company’s interest rate swaps and caps decreased $8.5 million and $17.3 million, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

9.  Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, the Company maintains insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards.  Effective January 1, 2009, the Company’s current policies provide for deductibles of $250,000 for each claim.  Accordingly, the Company is, in effect, self-insured for most claims.

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):
	Nine Months Ended September 30,
	2009		2008
Supplemental Disclosure of Cash Flow Information:
Interest paid		$99,460		$110,998
Income taxes paid		$1,846		$1,401

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital leases:
Property, plant and equipment and leasehold intangibles, net		$18,236		$35,942
Long-term debt		(18,236)		(35,942)
Net		$—		$—
Lease Incentive:
Property, plant and equipment and leasehold intangibles, net		$1,237	$	―
Deferred liabilities		(1,237)		―
Net		$—		$—
De-consolidation of an entity pursuant to FIN 46(R):
Accounts receivable	$	―		$92
Prepaid expenses and other current assets		―		1,861
Property, plant and equipment and leasehold intangibles, net		―		35,268
Other assets, net		―		7
Investment in unconsolidated ventures		―		186
Long-term debt		―		(29,159)
Accrued expenses		―		(1,252)
Trade accounts payable		―		(20)
Tenant security deposits		―		(173)
Refundable entrance fees and deferred revenue		―		(89)
Additional paid-in-capital		―		(9,217)
Accumulated deficit		―		2,496
Net		$—		$—
Acquisition of assets, net of related payables and cash received:
Other intangible assets, net		$1,227		$5,105
Reclassification of other intangibles, net		$141		$—

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash basis payment	$65,331	$63,394	$195,397	$189,610
Straight-line expense	3,793	4,709	12,073	15,675
Amortization of deferred gain	(1,088)	(1,086)	(3,259)	(3,257)
Facility lease expense	$68,036	$67,017	$204,211	$202,028

12.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(21,290)	$(35,877)	$(45,456)	$(94,455)
Reclassification of net loss (gains) on derivatives out of (into) earnings	123	124	369	(492)
Amortization of payments from settlement of forward interest rate swaps	94	94	282	282
Other	(84)	85	(253)	422
Total comprehensive loss	$(21,157)	$(35,574)	$(45,058)	$(94,243)

13.  Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2009 and 2008 are 25.6% and 38.4%, respectively, and for the nine months ended September 30, 2009 and 2008 are 29.4 % and 36.8%, respectively.  The difference in the effective rate between these periods is primarily due to the decrease in the calculated  annualized effective rate for 2009 based on projected improvements in the Company’s performance.  The rate was also impacted by the Company’s stock based compensation deduction as calculated under the FASB guidance on Share-Based Payment for 2009 due to the movements in the stock price between September 30, 2008 and September 30, 2009.

The Company recorded additional interest charges related to its tax contingency reserve and a new uncertain tax position for the nine months ended September 30, 2009.  During the three months ended September 30, 2009, the Company settled an uncertain tax position as a result of a state audit.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

14.  Share Repurchase Program

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

15.  Stockholders’ Equity

On June 8, 2009, the Company completed a public equity offering of 16,046,512 shares of common stock.  The offering yielded net proceeds of approximately $163.7 million which was used primarily to repay the $125.0 million of indebtedness which was outstanding under the Company’s amended credit facility.

16.  Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2009 (dollars in thousands):

	Total Carrying Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$942	$—	$942	$—
Derivative liabilities	(19,564)	—	(19,564)	—
	$(18,622)	$—	$(18,622)	$—

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

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue(1)
Retirement Centers	$135,664	$137,057	$405,507	$407,830
Assisted Living	217,843	211,888	653,052	631,682
CCRCs	150,349	131,805	440,985	396,010
Management Services	1,987	1,527	5,002	5,604
	$505,843	$482,277	$1,504,546	$1,441,126
Segment operating income(2)
Retirement Centers	$58,700	$55,748	$173,948	$172,423
Assisted Living	73,655	65,900	231,713	214,826
CCRCs	42,562	32,888	130,246	110,474
Management Services	1,391	1,069	3,501	3,923
	$176,308	$155,605	$539,408	$501,646
General and administrative (including non-cash stock-based compensation expense)(3)	$34,124	$32,490	$98,647	$107,952
Facility lease expense	68,036	67,017	204,211	202,028
Deprecation and amortization	66,983	67,066	202,378	207,882
Income (loss) from operations	$7,165	$(10,968)	$34,172	$(16,216)

			As of
			September 30, 2009	December 31, 2008
Total assets
Retirement Centers			$1,193,576	$1,233,268
Assisted Living			1,273,855	1,393,223
CCRCs			1,666,573	1,476,206
Corporate and Management Services			367,678	346,561
			$4,501,682	$4,449,258

(1)	All revenue is earned from external third parties in the United States.
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

18.  Subsequent Events

On October 7, 2009, the Company entered into an agreement with another senior housing company to acquire 21 senior living communities for an aggregate purchase price of $204.0 million.  The portfolio has a total of 1,389 units, comprised of 92 independent living units, 876 assisted living units and 421 Alzheimer’s units.  The Company expects to finance the transaction with approximately $134.0 million of mortgage debt (substantially through the assumption of existing debt), with the balance of the purchase price to be paid from cash on hand.  The consummation of the transaction is subject to the satisfaction of certain closing conditions and contingencies and the receipt of certain lender approvals.  The transaction is expected to close in November 2009.

The Company has evaluated all events subsequent to September 30, 2009 through the time of filing on November 4, 2009 and determined that no events other than those noted above have occurred which would require additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding the consummation of the Sunrise portfolio acquisition and the related financing and our expectations regarding the future performance of the acquired communities and their effect on our financial results; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, expense levels, the demand for senior housing, expansion activity, acquisition opportunities and asset dispositions; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing communities; the expected project costs for our expansion program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, our ability to satisfy the closing conditions and successfully complete the Sunrise portfolio acquisition; our ability to assume and obtain the mortgage debt financing for the Sunrise portfolio acquisition; the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt as it matures or replace our amended credit facility when it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize the performance of certain of our counterparties’ obligations; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to integrate acquisitions into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the third quarter of 2009, we continued to make progress in implementing the long-term growth objectives outlined in our most recent Annual Report on Form 10-K, in spite of the difficult operating environment.  The following is a summary discussion of our progress during the three and nine months ended September 30, 2009.

Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); and (iii) expansion of our existing communities.  Additionally, as opportunities arise, we may also grow through the selective acquisition and consolidation of additional communities, asset portfolios, home health agencies and other senior living companies, as well as through the acquisition of the fee interest in communities that we currently lease or manage.

Our operating results for the three and nine months ended September 30, 2009 were favorably impacted by an increase in our total revenues (primarily driven by an increase in average monthly revenue per unit/bed including an increase in our ancillary services revenue) and by the significant cost control measures that were implemented in recent periods.  The difficult operating environment during the first nine months of 2009 has resulted in slightly lower occupancy and diminished growth in the rates we charge our residents.  We responded by controlling our expenses and capital spending, and by increasing the reach of our ancillary services programs.  We also continue to aggressively focus on maintaining and increasing occupancy.

During the first half of the year, we took steps to preserve our liquidity and increase our financial flexibility.  For example, during the second quarter, we completed a public equity offering which yielded $163.7 million of net proceeds, which were primarily used to repay the $125.0 million of indebtedness which was outstanding under our credit facility.  Furthermore, we extended the maturity of a number of mortgage loans and, factoring in contractual extension options, have no mortgage debt maturities until 2011 (other than periodic, scheduled principal payments).  Finally, we took steps to reduce materially our exposure to collateralization requirements associated with interest rate swaps.  As a result of these steps and our operating performance during the nine months ended September 30, 2009, we ended the third quarter with $159.3 million of unrestricted cash and cash equivalents on our condensed consolidated balance sheet.

We recently entered into an agreement to acquire 21 senior living communities from affiliates of Sunrise Senior Living, Inc. for an aggregate purchase price of $204.0 million plus customary transaction expenses.  The portfolio has a total of 1,389 units, comprised of 92 independent living units, 876 assisted living units and 421 Alzheimer’s units.  We expect to finance the transaction with approximately $134.0 million of mortgage debt (substantially through the assumption of existing debt), with the balance of the purchase price to be paid from cash on hand.  The consummation of the transaction is subject to the satisfaction of certain closing conditions and contingencies and the receipt of certain lender approvals.  The transaction is expected to close in November 2009.

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2009 and 2008 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008(1)	Amount	Percent
Total revenues	$505.8	$482.3	$23.5	4.9%
Net loss	$(21.3)	$(35.9)	$14.6	40.7%
Adjusted EBITDA	$85.6	$67.4	$18.2	27.0%
Cash From Facility Operations	$48.2	$22.5	$25.7	114.2%
Facility Operating Income	$169.2	$149.8	$19.4	13.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008(1)	Amount	Percent
Total revenues	$1,504.5	$1,441.1	$63.4	4.4%
Net loss	$(45.5)	$(94.5)	$49.0	51.9%
Adjusted EBITDA	$263.6	$227.0	$36.6	16.1%
Cash From Facility Operations	$150.9	$97.7	$53.2	54.5%
Facility Operating Income	$519.8	$481.2	$38.6	8.0%
________

(1)	The calculation of Adjusted EBITDA and Cash From Facility Operations for the three and nine months ended September 30, 2008 includes hurricane and named tropical storms expense totaling $3.6 million.

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

Our revenues for the three months ended September 30, 2009 increased to $505.8 million, an increase of $23.5 million, or approximately 4.9%, over our revenues for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, our revenues increased $63.4 million, or approximately 4.4%, to $1,504.5 million over the nine months ended September 30, 2008.  The increase in revenues in the current year period was primarily a result of an increase in the average revenue per unit/bed compared to the prior year period, including growing revenues from our ancillary services programs, partially offset by a decline in occupancy from the prior year period.  Our weighted average occupancy rate for the third quarter of 2009 was 89.0%, compared to 89.7% for the third quarter of 2008.

During the three months ended September 30, 2009, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 27.0%, 114.2% and 13.0%, respectively, when compared to the three months ended September 30, 2008.  During the nine months ended September 30, 2009, our Adjusted EBITDA, Cash From Facility Operations, and Facility Operating Income increased by 16.1%, 54.5% and 8.0%, respectively, when compared to the nine months ended September 30, 2008.

During the three months ended September 30, 2009, we continued to expand our ancillary services offerings.  As of September 30, 2009, we offered therapy services to approximately 35,000 of our units and home health services to approximately 18,800 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

During the third quarter of 2009, we opened two expansions with a total of 156 units.  Our expansion program currently has two projects under construction that will add an additional 205 units, which are expected to open in the fourth quarter.  Additionally, we recently opened the 240-unit independent living component of our new entry fee CCRC in the Villages, Florida.  The 72-bed skilled nursing unit will open in the fourth quarter.

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

Consolidated Results of Operations

Three Months Ended September 30, 2009 and 2008

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

(dollars in thousands, except average monthly revenue per unit/bed)

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$135,664	$137,057	$(1,393)	(1.0%)
Assisted Living	217,843	211,888	5,955	2.8%
CCRCs	150,349	131,805	18,544	14.1%
Total resident fees	503,856	480,750	23,106	4.8%
Management fees	1,987	1,527	460	30.1%
Total revenue	505,843	482,277	23,566	4.9%
Expense
Facility operating expense(1)
Retirement Centers	76,964	81,309	(4,345)	(5.3%)
Assisted Living	144,188	145,988	(1,800)	(1.2%)
CCRCs	107,787	98,917	8,870	9.0%
Total facility operating expense	328,939	326,214	2,725	0.8%
General and administrative expense	34,720	32,948	1,772	5.4%
Facility lease expense	68,036	67,017	1,019	1.5%
Depreciation and amortization	66,983	67,066	(83)	(0.1%)
Total operating expense	498,678	493,245	5,433	1.1%
Income (loss) from operations	7,165	(10,968)	18,133	165.3%
Interest income	623	1,383	(760)	(55.0%)
Interest expense
Debt	(30,574)	(37,599)	7,025	18.7%
Amortization of deferred financing costs	(2,167)	(3,004)	837	27.9%
Change in fair value of derivatives and amortization	(2,478)	(8,454)	5,976	70.7%
Equity in earnings (loss) of unconsolidated ventures	42	358	(316)	(88.3%)
Loss on extinguishment of debt	(1,178)	―	(1,178)	(100.0%)
Other non-operating (expense) income	(52)	69	(121)	(175.4%)
Loss before income taxes	(28,619)	(58,215)	29,596	50.8%
Benefit for income taxes	7,329	22,338	(15,009)	(67.2%)
Net loss	$(21,290)	$(35,877)	$14,587	40.7%

Selected Operating and Other Data:
Total number of communities (at end of period)	547	550	(3)	(0.5%)
Total units/beds operated(2)	52,268	51,933	335	0.6%
Owned/leased communities units/beds	47,836	47,640	196	0.4%

Owned/leased communities occupancy rate (weighted average) (3)	89.0%	89.7%	(0.7%)	(0.8%)
Average monthly revenue per unit/bed(4)	$3,987	$3,786	$201	5.3%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	87	(2)	(2.3%)
Total units/beds(2)	15,255	15,710	(455)	(2.9%)
Occupancy rate (weighted average)	89.1%	90.6%	(1.5%)	(1.7%)
Average monthly revenue per unit/bed(4)	$3,347	$3,232	$115	3.6%
Assisted Living
Number of communities (period end)	405	410	(5)	(1.2%)
Total units/beds(2)	20,804	21,059	(255)	(1.2%)
Occupancy rate (weighted average)	90.7%	90.2%	0.5%	0.6%
Average monthly revenue per unit/bed(4)	$3,850	$3,723	$127	3.4%
CCRCs
Number of communities (period end)	35	32	3	9.4%
Total units/beds(2)	11,777	10,871	906	8.3%
Occupancy rate (weighted average) (3)	85.7%	87.4%	(1.7%)	(1.9%)
Average monthly revenue per unit/bed(4)	$5,200	$4,810	$390	8.1%
Management Services
Number of communities (period end)	22	21	1	4.8%
Total units/beds(2)	4,432	4,293	139	3.2%
Occupancy rate (weighted average)	83.9%	85.3%	(1.4%)	(1.6%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$12,635	$7,253
Refundable entrance fees sales(5)	9,296	4,273
Total entrance fee receipts(6)	21,931	11,526
Refunds	(4,649)	(5,856)
Net entrance fees	$17,282	$5,670

__________

(1)
Segment facility operating expense for the three months ended September 30, 2008 includes hurricane and named tropical storms expense totaling $3.6 million consisting of $1.1 million for Retirement Centers, $1.3 million for Assisted Living and $1.2 million for CCRCs.

(2)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(3)	Excluding the impact of current quarter expansion openings, for the three months ended September 30, 2009, owned/leased communities occupancy rate was 89.2% and CCRCs occupancy rate was 86.4%.

(4)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(5)
Refundable entrance fee sales for the three months ended September 30, 2009 and 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $0.1 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively.

(6)	Includes $10.6 million of first generation entrance fee receipts which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

As of September 30, 2009, our total operations included 547 communities with a capacity to serve 52,268 residents.  Our resident capacity increased by 424 units from June 30, 2009 as a result of the completion of a number of community expansion projects and the addition of one new management agreement.

Resident Fees

The increase in resident fees occurred primarily in the Assisted Living and CCRC segments.  Resident fees increased over the prior-year third quarter mainly due to an increase in average monthly revenue per unit/bed during the current period including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy for our communities in the Retirement Centers and CCRCs segments.  During the current period, revenues grew 4.5% at the 517 communities we operated during both periods with a 5.1% increase in the average monthly revenue per unit/bed and a 0.5% decrease in occupancy.

Retirement Centers revenue declined slightly, primarily due to a decrease in occupancy at the communities we operated during both periods, partially offset by an increase in the average monthly revenue per unit/bed at those same communities period over period.

Assisted Living revenue increased $6.0 million, or 2.8%, due to an increase in the average monthly revenue per unit/bed and an increase in occupancy at the communities we operated during both periods.

CCRCs revenue increased $18.5 million, or 14.1%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods partially offset by a decrease in occupancy at these same communities period over period.   Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2008 and 2009.

Management Fees

Management fees increased $0.5 million, or 30.1%, primarily due to a reclassification between management fees and facility operating expense.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages, increased insurance expense, higher deferred community fee expense recognition, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2009.  These increases were partially offset by significant cost control measures that were implemented in recent periods.  Facility operating expense during the third quarter of 2008 was negatively impacted by hurricane and named tropical storms expense.

Retirement Centers operating expenses decreased $4.3 million, or 5.3%,  period over period, primarily due to expenses incurred related to hurricane and named tropical storms during the third quarter of 2008, as well as decreases in public relations and advertising expenses, partially offset by additional expense incurred in connection with the continued expansion of our ancillary services programs.

Assisted Living operating expenses decreased $1.8 million, or 1.2%, primarily due to significant cost control measures implemented in recent periods, including reductions in overtime hours worked and reduced public relations and advertising expenses.  These decreases were partially offset by additional expense incurred in connection with the continued expansion of our ancillary services programs.  Facility operating expense during the third quarter of 2008 was negatively impacted by hurricane and named tropical storms expense.

CCRCs operating expenses increased $8.9 million, or 9.0%, primarily due to an increase in expense incurred in connection with the continued expansion of our ancillary services programs, as well as increased salaries and wages due to filling vacant positions and wage rate increases.  These increases were partially offset by significant cost control measures that were implemented in recent periods.  Facility operating expense during the third quarter of 2008 was negatively impacted by hurricane and named tropical storms expense.

General and Administrative Expense

General and administrative expense increased $1.8 million, or 5.4%, primarily as a result of increases in bonus expense and non-cash stock-based compensation expense in the current period in connection with restricted stock grants, partially offset by decreases in employee benefits expenses and travel and entertainment expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration and acquisition-related costs, was 4.5% and 4.3% for the three months ended September 30, 2009 and 2008, respectively, calculated as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008

Resident fee revenues	$503,856	92.8%	$480,750	92.9%
Resident fee revenues under management	39,021	7.2%	36,739	7.1%
Total	$542,877	100.0%	$517,489	100.0%
General and administrative expenses (excluding non-cash compensation, integration and acquisition-related costs)	$24,651	4.5%	$22,311	4.3%
Non-cash compensation expense	7,869	1.4%	6,737	1.3%
Integration and acquisition-related costs	2,200	0.4%	3,900	0.8%
General and administrative expenses (including non-cash compensation, integration and acquisition-related costs)	$34,720	6.4%	$32,948	6.4%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense remained relatively constant period over period.

Interest Income

Interest income decreased $0.8 million, or 55.0%, primarily due to the recognition of interest income in the third quarter of 2008 upon collection of a long-term note receivable, which interest income had been deferred as the interest was accumulating unpaid.

Interest Expense

Interest expense decreased $13.8 million, or 28.2%, primarily due to the change in fair value of our interest rate swaps and caps.  During the three months ended September 30, 2009, we recognized approximately $2.5 million of interest expense on our interest rate swaps and caps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps and caps, as compared to approximately $8.5 million of interest expense on our interest rate swaps for the three months ended September 30, 2008, representing a $6.0 million decrease in interest expense period over period.  Additionally, interest expense on our mortgage debt decreased due to a decline in market interest rates period over period.

Income Taxes

Our effective tax rates for the three months ended September 30, 2009 and 2008 are 25.6% and 38.4%, respectively.  The difference in the effective rate between these periods is primarily due to the decrease in the calculated annualized effective rate for 2009 based on projected improvements in our performance.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended September 30, 2009.  Additionally, we settled an uncertain tax position as a result of a state audit during the three months ended September 30, 2009.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

Nine Months Ended September 30, 2009 and 2008

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

(dollars in thousands, except average monthly revenue per unit/bed)

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$405,507	$407,830	$(2,323)	(0.6%)
Assisted Living	653,052	631,682	21,370	3.4%
CCRCs	440,985	396,010	44,975	11.4%
Total resident fees	1,499,544	1,435,522	64,022	4.5%
Management fees	5,002	5,604	(602)	(10.7%)
Total revenue	1,504,546	1,441,126	63,420	4.4%
Expense
Facility operating expense(1)
Retirement Centers	231,559	235,407	(3,848)	(1.6%)
Assisted Living	421,339	416,856	4,483	1.1%
CCRCs	310,739	285,536	25,203	8.8%
Total facility operating expense	963,637	937,799	25,838	2.8%
General and administrative expense	100,148	109,633	(9,485)	(8.7%)
Facility lease expense	204,211	202,028	2,183	1.1%
Depreciation and amortization	202,378	207,882	(5,504)	(2.6%)
Total operating expense	1,470,374	1,457,342	13,032	0.9%
Income (loss) from operations	34,172	(16,216)	50,388	310.7%
Interest income	1,771	6,169	(4,398)	(71.3%)
Interest expense
Debt	(96,845)	(110,894)	14,049	12.7%
Amortization of deferred financing costs	(7,099)	(6,940)	(159)	(2.3%)
Change in fair value of derivatives and amortization	1,137	(17,344)	18,481	106.6%
Equity in earnings (loss) of unconsolidated ventures	1,218	(750)	1,968	262.4%
Loss on extinguishment of debt	(2,918)	(3,052)	134	4.4%
Other non-operating income (expense)	4,172	(424)	4,596	1,084.0%

Loss before income taxes	(64,392)	(149,451)	85,059	56.9%
Benefit for income taxes	18,936	54,996	(36,060)	(65.6%)
Net loss	$(45,456)	$(94,455)	$48,999	51.9%

Selected Operating and Other Data:
Total number of communities (at end of period)	547	550	(3)	(0.5%)
Total units/beds operated(2)	52,268	51,933	335	0.6%
Owned/leased communities units/beds	47,836	47,640	196	0.4%
Owned/leased communities occupancy rate (weighted average) (3)	88.7%	89.5%	(0.8%)	(0.9%)
Average monthly revenue per unit/bed(4)	$3,979	$3,778	$201	5.3%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	87	(2)	(2.3%)
Total units/beds(2)	15,255	15,710	(455)	(2.9%)
Occupancy rate (weighted average)	88.9%	90.2%	(1.3%)	(1.4%)
Average monthly revenue per unit/bed(4)	$3,344	$3,216	$128	4.0%
Assisted Living
Number of communities (period end)	405	410	(5)	(1.2%)
Total units/beds(2)	20,804	21,059	(255)	(1.2%)
Occupancy rate (weighted average)	90.0%	89.6%	0.4%	0.4%
Average monthly revenue per unit/bed(4)	$3,877	$3,738	$139	3.7%
CCRCs
Number of communities (period end)	35	32	3	9.4%
Total units/beds(2)	11,777	10,871	906	8.3%
Occupancy rate (weighted average) (3)	86.2%	88.3%	(2.1%)	(2.4%)
Average monthly revenue per unit/bed(4)	$5,115	$4,759	$356	7.5%
Management Services
Number of communities (period end)	22	21	1	4.8%
Total units/beds(2)	4,432	4,293	139	3.2%
Occupancy rate (weighted average)	84.9%	84.1%	0.8%	1.0%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$23,225	$15,210
Refundable entrance fees sales(5)	17,032	15,185
Total entrance fee receipts(6)	40,257	30,395
Refunds	(16,842)	(14,331)
Net entrance fees	$23,415	$16,064

__________

(1)
Segment facility operating expense for the nine months ended September 30, 2008 includes hurricane and named tropical storms expense totaling $3.6 million consisting of $1.1 million for Retirement Centers, $1.3 million for Assisted Living and $1.2 million for CCRCs.

(2)	Total units/beds operated represent the total units/beds operated as of the end of the period.

(3)	Excluding the impact of current quarter expansion openings, for the nine months ended September 30, 2009, owned/leased communities occupancy rate was 88.8% and CCRCs occupancy rate was 86.4%.

(4)	Average monthly revenue per unit/bed represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units/beds.

(5)
Refundable entrance fee sales for the nine months ended September 30, 2009 and 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $0.7 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.

(6)	Includes $10.6 million of first generation entrance fee receipts which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

As of September 30, 2009, our total operations included 547 communities with a capacity to serve 52,268 residents.  Our resident capacity increased by 464 units from December 31, 2008 as a result of the completion of a number of community renovation and expansion projects and the addition of one new management agreement, partially offset by the sale of one community and the termination of a management agreement with another community.

Resident Fees

The increase in resident fees occurred in the Assisted Living and CCRC segments.  Resident fees increased over the prior-year period mainly due to an increase in average monthly revenue per unit/bed during the current period including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy for our communities in the Retirement Centers and CCRCs segments.  During the current period, revenues grew 4.4% at the 516 properties we operated in both periods with a 5.2% increase in the average monthly revenue per unit/bed and a 0.7% decrease in occupancy.

Retirement Centers revenue decreased slightly, primarily due to a decrease in occupancy at the communities we operated during both periods, partially offset by an increase in the average monthly revenue per unit/bed at those same communities period over period.

Assisted Living revenue increased $21.4 million, or 3.4%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods, as well as a slight increase in occupancy at these same communities period over period.

CCRCs revenue increased $45.0 million, or 11.4%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both periods, partially offset by a decrease in occupancy at these same communities period over period.  Revenue growth was also positively impacted by an increase in revenue related to the rollout of our ancillary services business to these communities during 2008 and 2009.

Management Fees

Management fees decreased $0.6 million, or 10.7%, primarily due to a one-time fee paid by one of the managed communities during the second quarter of 2008.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages due to wage increases occurring during 2008, increases in insurance expense, as well as higher deferred community fee expense recognition.  Also there was an increase in expense incurred in connection with the continued expansion of our ancillary services programs during 2009.  These increases were partially offset by significant cost control measures that were implemented in recent periods.  Facility operating expense during the nine months ended September 30, 2008 was negatively impacted by hurricane and named tropical storms expense.

Retirement Centers operating expenses decreased $3.8 million, or 1.6%, primarily due to expenses incurred related to hurricane and named tropical storms during 2008, as well as decreases in public relations and advertising expenses, partially offset by additional expense incurred in connection with the continued expansion of our ancillary services programs.

Assisted Living operating expenses increased $4.5 million, or 1.1%, primarily due to increased salaries and wages, higher deferred community fee expense recognition, and an increase in expense incurred in connection with the continued expansion of our ancillary services programs.  These increases were partially offset by reduced overtime hours worked and decreased public relations and advertising expenses.  Facility operating expense during the nine months ended September 30, 2008 was negatively impacted by hurricane and named tropical storms expense.

CCRCs operating expenses increased $25.2 million, or 8.8%, primarily due to an increase in expense incurred in connection with the continued expansion of our ancillary services programs, as well as increased insurance expense and salaries and wages.  These increases were partially offset by significant cost control measures that were implemented in recent periods.  Facility operating expense during the nine months ended September 30, 2008 was negatively impacted by hurricane and named tropical storms expense.

General and Administrative Expense

General and administrative expense decreased $9.5 million, or 8.7%, primarily as a result of a decrease in non-controllable expenses period over period related to an $8.0 million reserve established for certain litigation during the nine months ended September 30, 2008, as well as decreases in non-cash stock-based compensation expense in connection with restricted stock grants, employee benefits expenses and travel and entertainment expenses.  These decreases were partially offset by increased bonus expense in the current period.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration, non-recurring and acquisition-related costs, was 4.7% and 4.5% for the nine months ended September 30, 2009 and 2008, respectively, calculated as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008

Resident fee revenues	$1,499,544	92.7%	$1,435,522	92.7%
Resident fee revenues under management	118,018	7.3%	112,539	7.3%
Total	$1,617,562	100.0%	$1,548,061	100.0%
General and administrative expenses (excluding non-cash compensation, integration, non-recurring and acquisition-related costs)	$75,900	4.7%	$69,038	4.5%
Non-cash compensation expense	21,549	1.3%	23,368	1.5%
Integration, non-recurring and acquisition-related costs	2,699	0.2%	17,227	1.1%
General and administrative expenses (including non-cash compensation, integration, non-recurring and acquisition-related costs)	$100,148	6.2%	$109,633	7.1%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.5 million, or 2.6%, primarily as a result of resident in-place lease intangibles becoming fully amortized during late 2008.

Interest Income

Interest income decreased $4.4 million, or 71.3%, primarily due to the recognition of interest income upon collection of a long-term note receivable, which interest income had been deferred as the interest was accumulating unpaid, during the nine months ended September 30, 2008.

Interest Expense

Interest expense decreased $32.4 million, or 23.9%, primarily due to the change in fair value of our interest rate swaps and caps.  During the nine months ended September 30, 2009, we recognized approximately $1.1 million of interest income on our interest rate swaps and caps due to favorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps and caps, as compared to approximately $17.3 million of interest expense on our interest rate swaps for the nine months ended September 30, 2008.  Interest expense on our mortgage debt also decreased due to a decline in market interest rates period over period.

Other Non-operating Income (Expense)

Other non-operating income (expense) increased $4.6 million primarily due to the gain on sale of a joint venture interest during the nine months ended September 30, 2009.

Income Taxes

Our effective tax rates for the nine months ended September 30, 2009 and 2008 are 29.4% and 36.8%, respectively.  The difference in the effective rate between these periods is primarily due to the decrease in the calculated annualized effective rate for 2009 based on projected improvements in our performance.  The rate was also impacted by our stock based compensation deduction as calculated under the FASB guidance on Share-Based Payment for 2009 due to the movements in the stock price between September 30, 2008 and September 30, 2009.

An additional interest charge related to our tax contingency reserve and a new uncertain tax position were recorded during the nine months ended September 30, 2009.  Additionally, we settled an uncertain tax position as a result of a state audit during the nine months ended September 30, 2009.  Tax returns for years 2005 through 2007 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2004 to the extent of the net operating losses generated during those periods.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash provided by operating activities	$185,972	$107,354
Cash used in investing activities	(124,017)	(101,700)
Cash provided by (used in) financing activities	43,385	(50,673)
Net increase (decrease) in cash and cash equivalents	105,340	(45,019)
Cash and cash equivalents at beginning of period	53,973	100,904
Cash and cash equivalents at end of period	$159,313	$55,885

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

The increase in cash provided by financing activities period over period was primarily attributable to proceeds received from the public equity offering in the current period as well as a decrease in dividend payments due to the suspension of the dividend during the fourth quarter of 2008 and a decrease in swap termination payments during the current period, partially offset by a decrease in net borrowings in the current year period.

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

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our previous share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	other corporate initiatives (including systems);
•	acquisition consideration and transaction costs; and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

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

During the nine months ended September 30, 2009, we completed a public equity offering which yielded $163.7 million of net proceeds.  In conjunction with the completion of the offering, we entered into an amendment to our credit facility which, among other things, reduced the maximum revolving loan commitment to $75.0 million as discussed below.  Proceeds from the offering were primarily used to repay the $125.0 million of indebtedness which was outstanding under the credit facility.

At September 30, 2009, we had $2.1 billion of debt outstanding, excluding capital lease obligations, at a weighted-average interest rate of 3.89%.  At September 30, 2009, we had $323.5 million of capital and financing lease obligations, $23.7 million of letters of credit had been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under our unsecured letter of credit facilities.  Approximately $155.4 million of our debt obligations are due on or before September 30, 2010.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending September 30, 2010, we will be required to make approximately $262.1 million of payments in connection with our existing operating leases.

We had $159.3 million of cash and cash equivalents at September 30, 2009, excluding cash and escrow deposits-restricted and lease security deposits of $189.4 million.  Additionally, as of September 30, 2009, we had $51.3 million available under our corporate credit facility, of which $1.3 million can be drawn as letters of credit.

In late 2008, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

As of September 30, 2009, we had $155.4 million of current debt maturities.  Although certain of our debt obligations are scheduled to mature on or prior to September 30, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain non-recourse mortgages payable included in such debt until 2011, as the instruments associated with these mortgages payable provide that we can extend the respective maturity dates for one 12 month term each from the existing maturity dates.

At September 30, 2009, we had $247.6 million of negative working capital, which includes the classification of $208.5 million of refundable entrance fees and $14.9 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $23.4 million of cash for the nine months ended September 30, 2009.

For the year ending December 31, 2009, we anticipate that we will make investments of approximately $50.0 million to $55.0 million for capital expenditures (net of approximately $90.0 million expected to be reimbursed from lenders/lessors or funded through construction financing), comprised of approximately $21.0 million to $23.0 million of net recurring capital expenditures, approximately $2.0 million to $3.0 million of net capital expenditures in connection with our community expansion and development program, and approximately $27.0 million to $29.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), systems related expenditures, and expenditures supporting the expansion of our ancillary services programs.  For the nine months ended September 30, 2009, we spent approximately $12.0 million for net recurring capital expenditures and approximately $11.9 million for expenditures relating to other major projects and corporate initiatives and had a net receipt of cash of approximately $6.4 million (consisting of $61.6 million for capital expenditures net of $68.0 million that had been reimbursed as of September 30, 2009) in connection with our expansion and development program.

During 2009, we anticipate funding the majority of capital expenditures relating to our expansion and development program through debt and lease financings for those projects (approximately $88.0 million in the aggregate).  We expect that our other capital expenditures will be funded from cash on hand, cash flows from operations, and amounts drawn on our credit facility.

Through 2007, we focused on growth primarily through acquisition, spending approximately $2.2 billion during 2007 and 2006 on acquiring communities and companies, excluding fees, expenses and assumption of debt.  Given the market environment and limitations imposed by our credit facility, we have recently been focusing on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy and have engaged in a reduced level of acquisition activity.  Over the longer-term (and as opportunities arise over the near-term), we plan to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and communities.  We may also seek to acquire the fee interest in communities that we currently lease or manage.

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have recently taken a number of steps to reduce our collateral posting risk.  In particular, during 2008 and the nine months ended September 30, 2009, we terminated a number of interest rate swaps with an aggregate notional amount of $1.1 billion and purchased $509.3 million in aggregate notional amount of interest rate caps, which do not require the posting of cash collateral.  Furthermore, during 2008, we obtained $37.6 million of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of September 30, 2009, we have $734.6 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets, $314.2 million in aggregate notional amount of swaps that require cash collateralization and $93.0 million of variable rate debt that is not subject to any cap or swap agreements.

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

During late 2008 and the first half of 2009, we took steps to preserve our liquidity and increase our financial flexibility.  For example, we suspended our quarterly dividend payments, terminated our share repurchase program and initiated a number of cost control measures (including limitations on our capital expenditures).  In addition, we completed the public equity offering described above and repaid the outstanding borrowings on our corporate credit facility.  We currently estimate that our existing cash flows from operations, together with existing working capital, amounts available under our credit facility and, to a lesser extent, proceeds from anticipated financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate further.

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

As of September 30, 2009, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of September 30, 2009, we have an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate unsecured letter of credit facilities of up to $48.5 million in the aggregate.  As of September 30, 2009, there were no borrowings under the revolving loan facility, $23.7 million of letters of credit has been issued under the amended credit facility, and $48.5 million of letters of credit had been issued under our unsecured letter of credit facilities.

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

There have been no material changes in our contractual commitments during the nine months ended September 30, 2009 other than with respect to the repayment of the entire outstanding balance on our line of credit in connection with the public equity offering discussed above.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees; and

•	non-cash compensation expense;

and including:

•	entrance fee receipts and refunds (excluding certain first generation entrance fee receipts on newly opened entrance fee CCRCs).

In the current period, we clarified the definition of Adjusted EBITDA to exclude initial entrance fees received from the sale of units at newly opened entrance fee CCRCs where the Company is required to apply such entrance fee proceeds to satisfy debt.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (1)	2008(1)	2009(1)	2008(1)
Net loss	$(21,290)	$(35,877)	$(45,456)	$(94,455)
Benefit for income taxes	(7,329)	(22,338)	(18,936)	(54,996)
Equity in (earnings) loss of unconsolidated ventures	(42)	(358)	(1,218)	750
Loss on extinguishment of debt	1,178	—	2,918	3,052
Other non-operating expense (income)	52	(69)	(4,172)	424
Interest expense:
Debt	23,276	30,743	75,071	90,365
Capitalized lease obligation	7,298	6,856	21,774	20,529
Amortization of deferred financing costs	2,167	3,004	7,099	6,940
Change in fair value of derivatives and amortization	2,478	8,454	(1,137)	17,344
Interest income	(623)	(1,383)	(1,771)	(6,169)
Income (loss) from operations	7,165	(10,968)	34,172	(16,216)
Depreciation and amortization	66,983	67,066	202,378	207,882
Straight-line lease expense	3,793	4,709	12,073	15,675
Amortization of deferred gain	(1,088)	(1,086)	(3,259)	(3,257)
Amortization of entrance fees	(5,742)	(4,707)	(16,084)	(16,527)
Non-cash compensation expense	7,869	6,737	21,549	23,368
Entrance fee receipts(2)	21,931	11,526	40,257	30,395
First generation entrance fees received(3)	(10,626)	―	(10,626)	―
Entrance fee disbursements	(4,649)	(5,856)	(16,842)	(14,331)
Adjusted EBITDA	$85,636	$67,421	$263,618	$226,989

(1)
The calculation of Adjusted EBITDA includes integration and acquisition-related costs for the three and nine months ended September 30, 2009 of $2.2 million and $2.7 million, respectively.  Integration and hurricane and named tropical storms expense as well as other non-recurring costs were $7.5 million for the three months ended September 30, 2008 and $20.8 million for the nine months ended September 30, 2008.  The amount for the nine months ended September 30, 2008 includes the effect of an $8.0 million reserve established for certain litigation.

(2)	Includes the receipt of refundable and nonrefundable entrance fees.
(3)
First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC where the Company is required to apply such entrance fee proceeds to satisfy debt.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	certain first generation entrance fee receipts on newly opened entrance fee CCRCs;

•	entrance fee refunds disbursed;

•	lease financing debt amortization with fair market value or no purchase options;

•	other; and

•	recurring capital expenditures.

In the current period, we clarified the definition of CFFO to exclude initial entrance fees received from the sale of units at newly opened entrance fee CCRCs where the Company is required to apply such entrance fee proceeds to satisfy debt.

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) to review our ability to pay dividends to stockholders, (iii) to review our ability to make regular recurring capital expenditures to maintain and improve our communities on a period-to-period basis, (iv) for planning purposes, including preparation of our annual budget, (v) in making compensation determinations for certain of our associates (including our named executive officers) and (vi) in setting various covenants in our credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(1)	2008(1)	2009 (1)	2008(1)
Net cash provided by operating activities	$72,900	$30,630	$185,972	$107,354
Changes in operating assets and liabilities	(11,438)	2,062	(7,221)	13,303
Refundable entrance fees received(2)(3)	9,296	4,273	17,032	15,185
First generation entrance fees received(4)	(10,626)	―	(10,626)	―
Entrance fee refunds disbursed	(4,649)	(5,856)	(16,842)	(14,331)
Recurring capital expenditures, net	(5,495)	(6,965)	(12,038)	(19,616)
Lease financing debt amortization with fair market value or no purchase options	(1,793)	(1,688)	(5,371)	(4,975)
Reimbursement of operating expenses and other	―	―	―	794
Cash From Facility Operations	$48,195	$22,456	$150,906	$97,714

(1)
The calculation of CFFO includes integration and acquisition-related costs for the three and nine months ended September 30, 2009 of $2.2 million and $2.7 million, respectively.  Integration and hurricane and named tropical storms expense as well as other non-recurring costs were $7.5 million for the three months ended September 30, 2008 and $20.8 million for the nine months ended September 30, 2008.  The amount for the nine months ended September 30, 2008 includes the effect of an $8.0 million reserve established for certain litigation.

(2)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three and nine months ended September 30, 2009 were $3.3 million and $6.8 million, respectively.  Notes issued (net of collections) for the three and nine months ended September 30, 2008 were not material.

(3)
Total entrance fee receipts for the three months ended September 30, 2009 and 2008 were $21.9 million and $11.5 million, respectively, including $12.6 million and $7.3 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the nine months ended September 30, 2009 and 2008 were $40.3 million and $30.4 million, respectively, including $23.2 million and $15.2 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

(4)
First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC where the Company is required to apply such entrance fee proceeds to satisfy debt.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock compensation expense;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(21,290)	$(35,877)	$(45,456)	$(94,455)
Benefit for income taxes	(7,329)	(22,338)	(18,936)	(54,996)
Equity in (earnings) loss of unconsolidated ventures	(42)	(358)	(1,218)	750
Loss on extinguishment of debt	1,178	―	2,918	3,052
Other non-operating expense (income)	52	(69)	(4,172)	424
Interest expense:
Debt	23,276	30,743	75,071	90,365
Capitalized lease obligation	7,298	6,856	21,774	20,529
Amortization of deferred financing costs	2,167	3,004	7,099	6,940
Change in fair value of derivatives and amortization	2,478	8,454	(1,137)	17,344
Interest income	(623)	(1,383)	(1,771)	(6,169)
Income (loss) from operations	7,165	(10,968)	34,172	(16,216)
Depreciation and amortization	66,983	67,066	202,378	207,882
Facility lease expense	68,036	67,017	204,211	202,028
General and administrative (including non-cash stock compensation expense)	34,720	32,948	100,148	109,633
Amortization of entrance fees	(5,742)	(4,707)	(16,084)	(16,527)
Management fees	(1,987)	(1,527)	(5,002)	(5,604)
Facility Operating Income	$169,175	$149,829	$519,823	$481,196

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2009, we had approximately $953.1 million of long-term fixed rate debt, $1.0 billion of long-term variable rate debt and $323.5 million of capital and financing lease obligations. As of September 30, 2009, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 3.89%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2008 and 2009, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of September 30, 2009, $1.3 billion, or 61.3%, of our debt, excluding capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of September 30, 2009, $734.6 million, or 34.4%, of our debt, excluding capital and financing lease obligations, is subject to cap agreements.  The remaining $93.0 million, or 4.4%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $7.5 million, $39.0 million and $52.5 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)
under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.  See the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 for a summary of certain litigation that was settled during that period.

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

As of September 30, 2009, we had an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate letter of credit facilities of up to $48.5 million in the aggregate.  As of September 30, 2009, we also had $155.4 million of debt that is scheduled to mature during the twelve months ending September 30, 2010.  If we are unable to extend our credit facility, or enter into a new credit facility, at or prior to its August 31, 2010 maturity date or extend (or refinance, as applicable) any of our other debt or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or replace our credit facility at or prior to its maturity or extend or refinance our other maturing debt or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

Our consolidated financial statements reflect approximately $155.4 million of debt obligations due on or prior to September 30, 2010.  Although these debt obligations are scheduled to mature on or prior to September 30, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $131.0 million of certain non-recourse mortgages payable included in such debt until 2011, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for one 12 month term each from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  If we are not able to satisfy the conditions precedent to exercising these extension options, our liquidity and financial condition could be adversely impacted.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of September 30, 2009, funds managed by affiliates of Fortress beneficially own 60,875,826 shares, or approximately 51.3% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress. As a result, funds managed by affiliates of Fortress are able to control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At September 30, 2009, 118,618,457 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

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

In addition, as of Sept 30, 2009, we had registered under the Securities Act an aggregate of 12,100,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan.  In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate Stock Purchase Plan, the number of shares available for purchase under the plan will automatically increase by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under these registration statements will be available for sale into the public markets.

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

Item 5.  Other Information

Our Board of Directors has unanimously approved an amendment to our Amended and Restated Certificate of Incorporation to effectuate an increase in the authorized number of directors from not more than eight members to not more than nine members, so that we may offer W.E. Sheriff, our Chief Executive Officer, the opportunity to join our Board.  On November 4, 2009, certain stockholders (including funds managed by affiliates of Fortress Investment Group LLC) who are party to the Stockholders Agreement dated November 28, 2005, as amended, executed a written consent approving the foregoing amendment. This consent constitutes the consent of a majority of the total number of shares of our outstanding common stock entitled to vote in the election of directors and is sufficient to approve the amendment to our Certificate of Incorporation.

The amendment to our Certificate of Incorporation will become effective approximately 20 days after we send notice of the action taken by written consent to our stockholders.  Promptly following the effective date of the amendment, our Board intends to approve a corresponding amendment to our Amended and Restated Bylaws increasing the maximum size of our Board.  The Board then intends to formally increase the allowed number of directors to nine and appoint Mr. Sheriff as a Class I director, to serve until the annual meeting of stockholders to be held in 2011 and until his successor is duly elected and qualified.  Mr. Sheriff’s appointment to our Board has been unanimously recommended by our Nominating and Corporate Governance Committee.

In connection with the amendment to our Certificate of Incorporation discussed above, on November 4, 2009, we and the Fortress stockholders entered into Amendment Number Two to our Stockholders Agreement, dated as of November 28, 2005.  Among other things, the amendment amended our Stockholders Agreement to provide that our Board will consist of not more than nine directors and that FIG LLC, an affiliate of Fortress Investment Group LLC, will be able to designate four directors, or if the Board is composed of eight or nine directors, five directors, for so long as the Fortress stockholders and their permitted transferees beneficially own more than 35% of the voting power of our common stock (as compared to the 50% ownership threshold in place prior to the amendment).  The foregoing summary of certain provisions of the amendment to our Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment filed as Exhibit 4.4 hereto, which is incorporated herein by reference.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	November 4, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

4.4	Amendment Number Two to Stockholders Agreement, dated as of November 4, 2009.
10.1	First Amendment to Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated, effective as of October 30, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.