Form 10-K
period 2009-12-31
Brookdale Senior Living Inc.
filed 2010-02-26
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $428.1 million. The market value calculation was determined using a per share price of $9.74, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 18, 2010, 119,302,532 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expense levels, the demand for senior housing, expansion activity, acquisition opportunities, asset dispositions and the impact of a failure to reinstate therapy cap exceptions; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof); our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing communities; the expected project costs for our expansion program; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; the risk that therapy caps exceptions are not reinstated; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize the performance of certain of our counterparties’ obligations; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.          Business.

Overview

As of December 31, 2009, we are the largest operator of senior living communities in the United States based on total capacity, with 565 communities in 35 states and the ability to serve approximately 53,600 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  As of December 31, 2009, we operated in four business segments:  retirement centers, assisted living, continuing care retirement communities (“CCRCs”) and management services.

As of December 31, 2009, we operated 80 retirement center communities with 14,867 units/beds, 430 assisted living communities with 22,954 units/beds, 36 CCRCs with 12,017 units/beds and 19 communities with 3,788 units/beds where we provide management services for third parties. The majority of our units/beds are located in campus settings or communities containing multiple services, including CCRCs. As of December 31, 2009, our owned/leased communities were 88.9% occupied. We generate approximately 83.0% of our revenues from private pay customers. For the year ended December 31, 2009, 40.0% of our revenues were generated from owned communities, 59.7% from leased communities and 0.3% from management fees from communities we operate on behalf of third parties.

The table below presents a summary of our operating results and certain other financial metrics for each of the years ended December 31, 2009, 2008 and 2007 (dollars in millions):

	For the Years Ended December 31,
	2009	2008	2007
Total revenues	$2,023.1	$1,928.1	$1,839.3
Net loss attributable to common stockholders(1)	$(66.3)	$(373.2)	$(162.0)
Adjusted EBITDA(2)	$348.6	$302.6	$306.4
Cash From Facility Operations(3)	$196.8	$130.1	$143.2
Facility Operating Income(2)	$690.1	$637.5	$642.3
__________

(1)	Net loss for 2009 and 2008 include non-cash impairment charges of $10.1 million and $220.0 million, respectively.

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

Our operating results for the year ended December 31, 2009 were favorably impacted by an increase in our total revenues (primarily driven by an increase in average monthly revenue per unit/bed including an increase in our ancillary services revenue) and by the significant cost control measures that were implemented in recent periods.  The difficult operating environment during 2009 has resulted in slightly lower occupancy and diminished growth in the rates we charge our residents.  We responded by controlling our expenses and capital spending, and by increasing the reach of our ancillary services programs.  We also continue to aggressively focus on maintaining and increasing occupancy.

During the first half of the year, we took steps to preserve our liquidity and increase our financial flexibility.  For example, during the second quarter, we completed a public equity offering which yielded $163.8 million of net proceeds, which were primarily used to repay the $125.0 million of indebtedness which was outstanding under our credit facility.  Furthermore, we have extended the maturity of a number of mortgage loans and, factoring in contractual extension options, have no mortgage debt maturities until 2011 (other than periodic, scheduled principal payments).  Finally, we have taken steps to reduce materially our exposure to collateralization requirements associated with interest rate swaps.  As a result of these steps and our operating performance during the year ended December 31, 2009, we ended the year with $66.4 million of unrestricted cash and cash equivalents on our consolidated balance sheet.

As discussed in more detail elsewhere in the Annual Report on Form 10-K, subsequent to December 31, 2009, we entered into a new revolving credit facility with General Electric Capital Corporation, as administrative agent. The new facility has a commitment of $100.0 million, with an option to increase the commitment to $120.0 million, and matures on June 30, 2013. The new facility replaced the $75.0 million revolving credit agreement with Bank of America, N.A. that was scheduled to expire in August 2010.

During the fourth quarter of 2009 we engaged in a limited and measured amount of acquisition activity.  We acquired 18 senior living communities from affiliates of Sunrise Senior Living, Inc. (“Sunrise”) for an aggregate net purchase price of approximately $190.0 million.  The portfolio of 18 communities is comprised of a total of 1,197 units, including 92 independent living units, 746 assisted living units and 359 Alzheimer’s units.  We financed the transaction with approximately $98.8 million of non-recourse mortgage debt (substantially through the assumption of existing debt), with the balance of the purchase price paid from cash on hand.

We also acquired the remaining interest in three retirement center communities that were previously managed by us and in which we previously had a noncontrolling interest.  Our interest was accounted for under the equity method and had a carrying value of zero prior to the acquisition.  The aggregate purchase price for the communities was $102.0 million.  The portfolio of three communities is comprised of 642 total units, including 504 independent living units and 138 assisted living units.  We financed the transaction by obtaining a $75.4 million non-recourse mortgage loan with the balance of the purchase price paid from cash on hand.

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

We believe that there are substantial organic growth opportunities inherent in our existing portfolio. We intend to take advantage of those opportunities by growing revenues, while tightening expense control, at our existing communities, continuing the expansion and maturation of our ancillary services business, expanding our existing communities, and acquiring additional operating companies and communities.

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

•
Growth through the continued expansion of our ancillary services programs (including therapy services and home health).  We plan to grow our revenues by further expanding our Innovative Senior Care program throughout our retirement centers, assisted living, CCRCs and management services segments. This expansion includes expanding the scope of services provided at the communities currently served and the continuing rollout of home health to communities not currently serviced.  Through the Innovative Senior Care program, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of many of our communities.  These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services.  The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services as well as social services as needed.  In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided. We believe that our Innovative Senior Care program is unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.  We believe there is a significant opportunity to grow our revenues by continuing to expand the scope of services at communities currently served and continuing the rollout of home health to additional communities, which we believe will increase our revenue per unit/bed in the future.  As of December 31, 2009 we offered therapy services to approximately 36,000 of our units and home health services to approximately 23,000 of our units.

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

•
Growth through the acquisition and consolidation of asset portfolios and other senior living companies.  As opportunities arise, we plan to continue to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and communities.  We may also seek to acquire the fee interest in communities that we currently lease or manage.  Our acquisition strategy will continue to focus primarily on communities where we can improve service delivery, occupancy rates and cash flow.

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

Since the beginning of 2007, the industry has been affected by the downturn in the housing market and by the declining economy in general.  In spite of these factors, occupancy in the industry has only decreased by 120 basis points to 88.9% in the twelve months ended December 31, 2009 according to the National Investment Center for the Seniors Housing & Care Industry (“NIC”).  Occupancy has declined 160 basis points to 89.0% in the independent living sector and 70 basis points to 88.9% in the assisted living sector in the twelve months ended December 31, 2009.  Industry occupancy rates have been declining after reaching a cyclic high in early 2007 of 92.3% according to NIC.  New construction starts have slowed dramatically since late 2008.  Due to the continued impact of the economic recession, locating financing for new projects has been very difficult.  For the foreseeable future, there will be very limited amounts of new construction in senior living.

Despite current economic conditions, we believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.  The primary market for senior living services is individuals age 70 and older.  According to U.S. Census data, the group is expected to grow by 3.6 million through 2015.  As a result of these demographic trends, we expect an increase in the demand for senior living services in future years.

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

Challenges in our industry include increased state and local regulation of the assisted living and skilled nursing sectors, which has led to an increase in the cost of doing business. The regulatory environment continues to  intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care, for our employees. Increases in the costs of utilities, insurance, and real estate taxes may also have a negative impact on our financial results.

Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions expired on December 31, 2009. Although legislation has been proposed in Congress to reinstate the exceptions (and the exceptions have been repeatedly extended in the past), this legislation has not yet been adopted.  There can be no assurance as to whether the exceptions will eventually be reinstated or the timing thereof.  A failure to reinstate these exceptions (or a delay in their reinstatement) could have a material adverse impact on the revenues and net operating income relating to our outpatient therapy services program.  While it is inherently difficult to quantify the impact of a failure to reinstate the therapy cap exceptions (including, among other things, possible changes by residents in accessing their Medicare benefits), we estimate that such failure would have a recurring negative effect on the net operating income from our outpatient therapy services program in the range of $5.0 million to $10.0 million per year.  In addition, the Company would likely incur additional one-time charges (such as severance expense) in response thereto.

In addition, there continues to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare and Medicaid programs could have an adverse effect on our results of operations and cash flow.

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

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, approximately 79.2% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 186 units/beds with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

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

In addition to the basic services, our retirement center communities that include assisted living also provide residents with supplemental care service options to provide assistance with activities of daily living, or ADLs. The levels of care provided to residents vary from community to community depending, among other things, upon the licensing requirements of the state in which the community is located.

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

The communities in our Retirement Centers segment represent approximately 27.7% of our total senior living capacity.

Assisted Living.  Our assisted living communities offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents.

Our assisted living communities include both freestanding, multi-story communities with more than 50 beds and smaller, freestanding single story communities with less than 50 beds. Depending upon the specific location, the community may include (i) private studio, one-bedroom and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or “neighborhoods” scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station.

Under our Clare Bridge brand, we also operate 86 memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer’s disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care communities have from 20 to 60 beds and some are part of a campus setting which includes a freestanding assisted living community.

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

The communities in our Assisted Living segment (including our memory care communities) represent approximately 42.8% of our total senior living capacity.

CCRCs.  Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care/Alzheimer’s units.

Eleven of our CCRCs are entry fee communities, in which residents in the independent living apartment units pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which fee is partially refundable in certain circumstances. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since we receive entrance fees upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community.

The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in some agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. In addition, some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

We also offer a broad array of ancillary services, including therapy, home health, and other services through our Innovative Senior Care program, to the residents of each of our CCRCs.

The communities in our CCRCs segment represent approximately 22.4% of our total senior living capacity.  The independent living units at our entrance fee communities (those units on which entry fees are paid) represent 5.8% of our total senior living capacity.  Excluding managed communities and equity homes (which are residences located on certain of our CCRC campuses that we do not generally own), entrance fee communities represent 9.5% of our total senior living capacity.

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

•
Geographically diverse, high-quality, purpose-built communities.  As of December 31, 2009, we operate a nationwide base of 565 purpose-built communities in 35 states, including 78 communities in nine of the top ten standard metropolitan statistical areas.

•
Ability to provide a broad spectrum of care.  Given our diverse mix of retirement centers, assisted living communities and CCRCs, we are able to meet a wide range of our customers’ needs. We believe that we are one of the few companies in the senior living industry with this capability. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

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

Segments

As of December 31, 2009, we had four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

Our management services segment includes the results of communities that we operate on behalf of third parties pursuant to management agreements. Information regarding the other segments is included above under “Our Product Offerings”.

Operating results from our four business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24 to our consolidated financial statements included herein.

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

Marketing and Sales

Our marketing strategy is intended to create awareness of us, our communities, our products and our services among potential residents and their family members and among referral sources, including hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. Our marketing staff develops overall strategies for promoting our communities and monitors the success of our marketing efforts, including outreach programs. In addition to direct contacts with prospective referral sources, we also rely on internet inquiries, print advertising, yellow pages advertising, direct mail, signage and special events, health fairs and community receptions. Certain resident referral programs have been established and promoted within the limitations of federal and state laws at many communities.

In order to mitigate the impact of weakness in the housing market, we have implemented several sales and marketing initiatives designed to increase our entrance fee sales results.  These include the acceptance of short-term promissory notes in satisfaction of a resident’s required entrance fee from certain pre-qualified, prospective residents who are waiting for their homes to sell.  In addition, we have implemented the MyChoice program, which allows new and existing residents in certain communities the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee, thereby offering choices to residents desiring a more affordable ongoing monthly service fee.

Competition

The senior living industry is highly competitive. We compete with numerous other organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial, except in the skilled nursing area.  Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major publicly-traded competitors are Sunrise Senior Living, Inc., Emeritus Corporation and Capital Senior Living Corporation and our major private competitors include Life Care Services, LLC and Atria Senior Living Group, as well as a large number of not-for-profit entities.

Customers

Our target retirement center residents are senior citizens age 70 and older who desire or need a more supportive living environment. The average retirement center resident resides in a retirement center community for approximately 32 months. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

Our target assisted living residents are predominantly senior citizens age 80 and older who require daily assistance with two or three ADLs. The average assisted living resident resides in an assisted living community for approximately 20 months. Residents typically enter an assisted living community due to a relatively immediate need for services that might have been triggered by a medical event or need.

Our target CCRC residents are senior citizens who are seeking a community that offers a variety of services and a continuum of care so that they can “age in place.” These residents generally first enter the community as a resident of an independent living unit and may later move into an assisted living or skilled nursing unit as their needs change.

We believe our combination of retirement center and assisted living operating expertise and the broad base of customers that this enables us to target creates a unique opportunity for us to invest in a broad spectrum of assets in the senior living industry, including retirement center, assisted living, CCRC and skilled nursing communities.

Employees

As of December 31, 2009, we had approximately 23,500 full-time employees and approximately 13,300 part-time employees, of which 210 work in our Nashville headquarters office, 361 work in our Milwaukee office, 53 work in our Chicago office and 81 work in a variety of field-based management positions.  We currently consider our relationship with our employees to be good.

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

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-contaminated bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including its handling, storage, transportation, treatment and disposal, is subject to regulation under various federal, state and local environmental laws. These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice and reporting obligations. Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste. The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with environmental laws could adversely affect our business operations and financial condition.

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

We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change, such as the proposed “cap and trade” legislation) could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, are available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, at the following address: www.brookdaleliving.com. The information within, or that can be accessed through, the web site is not part of this report.

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, Investment and Nominating and Corporate Governance Committees on our web site at www.brookdaleliving.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Co-Presidents, Chief Financial Officer, Treasurer and Controller, is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027.

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

As of December 31, 2009, we had an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate letter of credit facilities of up to $78.5 million in the aggregate.  As of February 26, 2010, we have an available secured line of credit with a $100.0 million commitment and separate letter of credit facilities of up to $78.5 million in the aggregate.  As of December 31, 2009, we also had $166.2 million of debt that is scheduled to mature during the twelve months ending December 31, 2010.  Although these debt obligations are scheduled to mature on or prior to December 31, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $126.0 million of non-recourse mortgages payable included in such debt until 2011.  If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

Our consolidated financial statements reflect approximately $166.2 million of debt obligations due on or prior to December 31, 2010.  Although these debt obligations are scheduled to mature on or prior to December 31, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $126.0 million of non-recourse mortgages payable included in such debt until 2011, as the instruments associated with these mortgages payable provide that we can extend the respective maturity dates for one 12 month term each from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  If we are not able to satisfy the conditions precedent to exercising these extension options, our liquidity and financial condition could be adversely impacted.

We will rely on reimbursement from governmental programs for a greater portion of our revenues than in the past, and will be subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions expired on December 31, 2009.  Although legislation has been proposed in Congress to reinstate the exceptions (and the exceptions have been repeatedly extended in the past), this legislation has not yet been adopted.  There can be no assurance as to whether the exceptions will eventually be reinstated or the timing thereof.  A failure to reinstate these exceptions (or a delay in their reinstatement) could have a material adverse impact on the revenues and net operating income relating to our outpatient therapy services program.  In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in the economy, housing market, consumer confidence or the equity markets and unemployment among resident family members) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline.

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

In the normal course of our business, we use a variety of financial instruments to manage or hedge interest rate risk. We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to certain of our hedge agreements, we are required to secure our obligation to our counterparty if the fair value liability exceeds a specified threshold by posting cash or other collateral.  In periods of significant volatility in the credit markets, the value of our swaps can change significantly and, as a result, the amount of collateral we are required to post can change significantly.  If we are required to post additional collateral due to changes in the fair value liability of our existing or future swaps, our liquidity and financial condition could be negatively impacted.

We have a limited operating history on a combined basis and we are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses.

In June 2005, we were formed for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra, through a series of mergers that occurred in September 2005. Prior to this combination, we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses, including the risk that we will not be able to realize expected efficiencies and economies of scale or implement our business strategies. As such, we only have a brief combined and consolidated operating history upon which investors may evaluate our performance as an integrated entity and assess our future prospects. In addition, from the date of our initial public offering in November 2005, we have purchased over 241 additional communities, including 83 communities from American Retirement Corporation, or ARC. There can be no assurance that we will be able to successfully integrate and oversee the combined operations of BLC, Alterra and ARC and the additional communities purchased in these acquisitions. Accordingly, our financial performance to date may not be indicative of our long-term future performance and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a combined entity throughout the periods presented.

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

We are currently working on projects that will expand a number of our existing senior living communities over the next several years.  These projects are in various stages of development and are subject to a number of factors over which we have little or no control. Such factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations. We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our expansion or development projects will be economically successful. Our failure to achieve our expansion and development plans could adversely impact our growth objectives, and our anticipated revenues and results of operations.

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

As of December 31, 2009, we operated 11 lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

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

We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change, such as the proposed “cap and trade” legislation) could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Effective January 1, 2009 through December 31, 2009, our policies provided for deductibles of $250,000 for each claim on a claims-made basis.  Effective January 1, 2010, our current policies are also written on a claims-made basis and provide for deductibles of $150,000 for each claim.  Accordingly, we are, in effect, self-insured for claims that are less than $150,000.  If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operation and financial condition could be adversely affected.

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

The senior living industry is highly competitive, and we expect that it may become more competitive in the future. We compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, therapy services, life care at home, community-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living sectors of the senior living industry are not substantial. We have experienced and expect to continue to experience increased competition in our efforts to acquire and operate senior living communities. Consequently, we may encounter increased competition that could limit our ability to attract new residents, raise resident fees or expand our business, which could have a material adverse effect on our revenues and earnings.

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

As of December 31, 2009, funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and various principals of Fortress, in the aggregate, beneficially own 43,116,426 shares, or approximately 36.1% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress and, pursuant to our Stockholders Agreement, Fortress currently has the ability to require us to nominate five individuals designated by Fortress for election as members of our nine-member Board of Directors (subject to their election by our stockholders).  As a result, Fortress may be able to effectively control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their effective control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:

•	a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms;

•	removal of directors only for cause, and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;

•	blank-check preferred stock;

•	provisions in our amended and restated certificate of incorporation and amended and restated by-laws preventing stockholders from calling special meetings;

•	advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and

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

We may issue all of the shares of our common stock that are authorized but unissued and not otherwise reserved for issuance under our stock incentive or purchase plans without any action or approval by our stockholders. We intend to continue to pursue selected acquisitions of senior living communities and may issue shares of common stock in connection with these acquisitions. Any shares issued in connection with our acquisitions or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At December 31, 2009, 119,291,309 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. In connection with our obligations under the Stockholders Agreement, we received a request from Fortress to file a registration statement on Form S-3 to permit the resale, from time to time, of up to 60,875,826 shares of common stock owned by certain affiliates of Fortress. The registration statement on Form S-3 was declared effective on May 22, 2009 and 18,205,000 shares owned by affiliates of Fortress were sold pursuant to the registration statement in November 2009.

In addition, as of December 31, 2009, we had registered under the Securities Act an aggregate of 12,100,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan.  In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate Stock Purchase Plan, the number of shares available for purchase under the plan will automatically increase by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

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

Item 1B.          Unresolved Staff Comments.

None.

Item 2.          Properties.

Facilities

At December 31, 2009, we operated 565 communities across 35 states, with the capacity to serve approximately 53,600 residents. Of the communities we operated at December 31, 2009, we owned 187, we leased 359 pursuant to operating and capital leases, and 19 were managed by us and fully or majority owned by third parties.

The following table sets forth certain information regarding our communities at December 31, 2009 :

	Occupancy		Ownership Status
State	Units/Beds	Rate(1)	Owned	Leased	Managed	Total
Alabama	1,112	87.3%	2	5	-	7
Arizona	2,152	88.6%	3	11	2	16
California	3,297	89.9%	14	7	1	22
Colorado	2,954	88.3%	6	19	2	27
Connecticut	427	82.1%	2	2	-	4
Delaware	54	100.0%	1	-	-	1
Florida	9,123	84.7%	35	39	3	77
Georgia	525	86.5%	4	-	1	5
Idaho	228	94.1%	2	1	-	3
Illinois	2,465	90.5%	1	10	-	11
Indiana	1,321	81.1%	7	10	-	17
Iowa	139	89.2%	1	-	-	1
Kansas	1,405	85.7%	10	11	2	23
Kentucky	268	97.0%	-	1	-	1
Louisiana	84	94.2%	1	-	-	1
Massachusetts	280	86.8%	-	1	-	1
Michigan	2,575	92.1%	7	26	1	34
Minnesota	759	87.4%	-	16	1	17
Mississippi	54	46.9%	-	1	-	1
Missouri	928	88.6%	2	1	-	3
Nevada	306	86.8%	-	3	-	3
New Jersey	534	88.0%	2	6	-	8
New Mexico	432	88.8%	1	2	-	3
New York	1,196	92.8%	6	10	-	16
North Carolina	4,081	98.1%	4	50	-	54
Ohio	2,950	85.3%	20	19	-	39
Oklahoma	1,139	89.0%	2	24	1	27
Oregon	828	93.7%	4	8	-	12
Pennsylvania	998	86.8%	5	3	-	8

	Occupancy		Ownership Status
State	Units/Beds	Rate(1)	Owned	Leased	Managed	Total
South Carolina	563	87.3%	4	7	-	11
Tennessee	1,414	89.4%	14	8	-	22
Texas	5,946	90.1%	18	33	5	56
Virginia	1,439	93.5%	3	3	-	6
Washington	1,176	88.2%	4	9	-	13
Wisconsin	474	94.1%	2	13	-	15
Total	53,626	88.9%	187	359	19	565

(1) Includes the impact of managed properties.

A significant majority of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 55,296 square foot facility in Nashville, Tennessee, our 99,374 square foot facility in Milwaukee, Wisconsin and our 30,314 square foot facility in Chicago, Illinois.

Item 3.          Legal Proceedings.

The information contained in Note 23 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.          Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 18, 2010:

Name	Age	Position
W.E. Sheriff	67	Chief Executive Officer
Mark W. Ohlendorf	49	Co-President and Chief Financial Officer
John P. Rijos	57	Co-President and Chief Operating Officer
T. Andrew Smith	49	Executive Vice President, General Counsel and Secretary
Bryan D. Richardson	51	Executive Vice President and Chief Administrative Officer
Kristin A. Ferge	36	Executive Vice President and Treasurer
George T. Hicks	52	Executive Vice President – Finance
H. Todd Kaestner	54	Executive Vice President – Corporate Development
Gregory B. Richard	55	Executive Vice President – Field Operations

W.E. Sheriff has served as our Chief Executive Officer since February 2008 and as a member of our Board of Directors since January 2010.  He previously served as our Co-Chief Executive Officer from July 2006 until February 2008. Previously, Mr. Sheriff served as Chairman and Chief Executive Officer of ARC and its predecessors since April 1984 and as its President since November 2003. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations.

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

	Fiscal 2009
	High	Low	Dividends Declared
First Quarter	$7.16	$2.50	$	―
Second Quarter	$14.87	$4.66	$	―
Third Quarter	$20.41	$8.39	$	―
Fourth Quarter	$20.69	$15.14	$	―

	Fiscal 2008
	High	Low	Dividends Declared
First Quarter	$28.29	$20.46	$0.25
Second Quarter	$27.22	$20.15	$0.25
Third Quarter	$27.05	$14.06	$0.25
Fourth Quarter	$21.84	$3.03	$—

The closing sale price of our common stock as reported on the NYSE on February 18, 2010 was $18.55 per share.  As of that date, there were approximately 515 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely.  Although we anticipate that, over the longer-term, we will pay regular quarterly dividends to the holders of our common stock, over the near term we are focused on preserving liquidity.  Accordingly, we do not expect to pay cash dividends on our common stock for the foreseeable future.  In addition, our amended credit facility currently prohibits us from paying dividends or making cash distributions on our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.          Selected Financial Data.

The selected financial data should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our historical consolidated financial statements and the related notes included elsewhere herein.  The consolidated financial data includes Brookdale Living Communities, Inc. and Alterra Healthcare Corporation for all periods presented and the acquisition of American Retirement Corporation, effective July 25, 2006.  Other acquisitions are discussed in Note 4 in the notes to the consolidated financial statements.  Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2009 have been derived from our audited financial statements.

	For the Years Ended December 31, (1)
	2009		2008	2007	2006	2005

Fiscal Year ended December 31, (in thousands, except per share data)
Total revenue		$2,023,068	$1,928,054	$1,839,296	$1,309,913	$790,577
Facility operating expense		1,302,277	1,261,581	1,170,937	819,801	493,887
General and administrative expense		134,864	140,919	138,013	117,897	81,696
Facility lease expense		272,096	269,469	271,628	228,779	189,339
Depreciation and amortization		271,935	276,202	299,925	188,129	47,048
Loss on sale of communities, net		2,043	―	―	―	―
Goodwill and asset impairment		10,073	220,026	—	—	—
Total operating expense		1,993,288	2,168,197	1,880,503	1,354,606	811,970
Income (loss) from operations		29,780	(240,143)	(41,207)	(44,693)	(21,393)
Interest income		2,354	7,618	7,519	6,810	3,788
Interest expense:
Debt		(128,869)	(147,389)	(143,991)	(97,694)	(46,248)
Amortization of deferred financing costs and debt discount		(9,505)	(9,707)	(7,064)	(5,061)	(2,835)
Change in fair value of derivatives and amortization		3,765	(68,146)	(73,222)	(38)	3,992
Loss on extinguishment of debt, net		(1,292)	(3,052)	(2,683)	(1,526)	(3,996)
Equity in earnings (loss) of unconsolidated ventures		440	(861)	(3,386)	(3,705)	(838)
Other non-operating income		4,146	1,708	402	—	—
Loss before taxes		(99,181)	(459,972)	(263,632)	(145,907)	(67,530)
Benefit for income taxes		32,926	86,731	101,260	38,491	97
Loss from continuing operations		(66,255)	(373,241)	(162,372)	(107,416)	(67,433)
Loss on discontinued operations		―	—	—	—	(128)
Net loss		(66,255)	(373,241)	(162,372)	(107,416)	(67,561)
Net loss (income) attributable to noncontrolling interest		―	—	393	(671)	16,575
Net loss attributable to common stockholders		$(66,255)	$(373,241)	$(161,979)	$(108,087)	$(50,986)

Basic and diluted loss per share from operations attributable to common stockholders		$(0.60)	$(3.67)	$(1.60)	$(1.34)	$(1.35)
Weighted average shares of common stock used in computing basic and diluted loss per share		111,288	101,667	101,511	80,842	37,636
Dividends declared per share of common stock	$	―	$0.75	$1.95	$1.55	$0.50

For the Years Ended December 31, (1)
	2009	2008	2007	2006	2005
Other Operating Data:
Total number of facilities (at end of period)	565	548	550	546	383
Total units/beds operated(2)	53,626	51,804	52,086	51,271	30,057
Occupancy rate at period end	89.3%	89.5%	90.6%	91.1%	89.6%
Average monthly revenue per unit/bed(3)	$3,985	$3,791	$3,577	$3,247	$2,991

	For the Years Ended December 31,
	2009		2008		2007		2006	2005

Cash and cash equivalents		$66,370		$53,973		$100,904	$68,034	$77,682
Total assets		$4,645,943		$4,449,258		$4,811,622	$4,756,000	$1,697,811
Total debt		$2,625,526		$2,552,929		$2,335,224	$1,874,939	$754,301
Noncontrolling interest	$	―	$	―	$	―	$4,601	$36
Total stockholders equity		$1,086,582		$960,601		$1,419,538	$1,764,012	$630,403

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

Executive Overview

During 2009, we continued to make progress in implementing our long-term growth strategy, integrating our previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); (iii) expansion of our existing communities; and (iv) acquisitions of additional operating companies and communities.

Our operating results for the year ended December 31, 2009 were favorably impacted by an increase in our total revenues (primarily driven by an increase in average monthly revenue per unit/bed including an increase in our ancillary services revenue) and by the significant cost control measures that were implemented in recent periods.  The difficult operating environment during 2009 has resulted in slightly lower occupancy and diminished growth in the rates we charge our residents.  We responded by controlling our expenses and capital spending, and by increasing the reach of our ancillary services programs.  We also continue to aggressively focus on maintaining and increasing occupancy.

During the first half of the year, we took steps to preserve our liquidity and increase our financial flexibility.  For example, during the second quarter, we completed a public equity offering which yielded $163.8 million of net proceeds, which were primarily used to repay the $125.0 million of indebtedness which was outstanding under our credit facility.  Furthermore, we have extended the maturity of a number of mortgage loans and, factoring in contractual extension options, have no mortgage debt maturities until 2011 (other than periodic, scheduled principal payments).  Finally, we have taken steps to reduce materially our exposure to collateralization requirements associated with interest rate swaps.  As a result of these steps and our operating performance during the year ended December 31, 2009, we ended the year with $66.4 million of unrestricted cash and cash equivalents on our consolidated balance sheet.

As discussed in more detail under “Credit Facilities - 2010 Credit Facility” below, subsequent to December 31, 2009, we entered into a new revolving credit facility with General Electric Capital Corporation, as administrative agent. The new facility has a commitment of $100.0 million, with an option to increase the commitment to $120.0 million, and matures on June 30, 2013. The new facility replaced the $75.0 million revolving credit agreement with Bank of America, N.A. that was scheduled to expire in August 2010.

During the fourth quarter of 2009, we engaged in a limited and measured amount of acquisition activity.  We acquired 18 senior living communities from affiliates of Sunrise Senior Living, Inc. (“Sunrise”) for an aggregate net purchase price of approximately $190.0 million.  The portfolio of 18 communities is comprised of a total of 1,197 units, including 92 independent living units, 746 assisted living units and 359 Alzheimer’s units.  We financed the transaction with approximately $98.8 million of non-recourse mortgage debt (substantially through the assumption of existing debt), with the balance of the purchase price paid from cash on hand.

We also acquired the remaining interest in three retirement center communities that were previously managed by us and in which we previously had a noncontrolling interest.  Our interest was accounted for under the equity method and had a carrying value of zero prior to the acquisition.  The aggregate purchase price for the communities was $102.0 million.  The portfolio of three communities is comprised of 642 total units, including 504 independent living units and 138 assisted living units.  We financed the transaction by obtaining a $75.4 million non-recourse mortgage loan with the balance of the purchase price paid from cash on hand.

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2009 and 2008 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Total revenue	$2,023.1	$1,928.1	$95.0	4.9%
Net loss attributable to common stockholders(1)	$(66.3)	$(373.2)	$(306.9)	(82.2)%
Adjusted EBITDA	$348.6	$302.6	$46.0	15.2%
Cash From Facility Operations	$196.8	$130.1	$66.7	51.3%
Facility Operating Income	$690.1	$637.5	$52.6	8.3%

(1) Net loss for 2009 and 2008 includes non-cash impairment charges of $10.1 million and $220.0 million, respectively.

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

Our revenues for the year ended December 31, 2009 increased to $2.0 billion, an increase of $95.0 million, or approximately 4.9%, over our revenues for the year ended December 31, 2008.  The increase in revenues in the current year period was primarily a result of an increase in the average revenue per unit/bed compared to the prior year period, including growing revenues from our ancillary services programs, partially offset by a decline in occupancy from the prior year period.  Our weighted average occupancy rate for the year ended December 31, 2009 was 88.8%, compared to 89.6% for the year ended December 31, 2008.

During the year ended December 31, 2009, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 15.2%, 51.3% and 8.3%, respectively, when compared to the year ended December 31, 2008.  Adjusted EBITDA and Cash From Facility Operations for the year ended December 31, 2008 were negatively impacted by $4.8 million of hurricane and named tropical storms expense and an $8.0 million charge to general and administrative expense relating to the establishment of a reserve for certain litigation.

During the year ended December 31, 2009, we continued to expand our ancillary services offerings.  As of December 31, 2009, we offered therapy services to approximately 36,000 of our units and home health services to approximately 23,000 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

During the year ended December 31, 2009, we opened ten expansions with a total of 685 units.  Additionally, during the third and fourth quarters we opened the 240-unit independent living component and the 72-bed skilled nursing unit of our new entry fee CCRC in the Villages, Florida.

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

Year Ended December 31, 2009 and 2008

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit/bed)	Years Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$496,744	$497,453	$(709)	(0.1%)
Assisted Living	925,917	890,075	35,842	4.0%
CCRCs	593,688	533,532	60,156	11.3%
Total resident fees	2,016,349	1,921,060	95,289	5.0%
Management fees	6,719	6,994	(275)	(3.9%)
Total revenue	2,023,068	1,928,054	95,014	4.9%
Expense
Facility operating expense(1)
Retirement Centers	283,136	286,035	(2,899)	(1.0%)
Assisted Living	600,948	590,644	10,304	1.7%
CCRCs	418,193	384,902	33,291	8.6%
Total facility operating expense	1,302,277	1,261,581	40,696	3.2%
General and administrative expense	134,864	140,919	(6,055)	(4.3%)
Facility lease expense	272,096	269,469	2,627	1.0%
Depreciation and amortization	271,935	276,202	(4,267)	(1.5%)
Loss on sale of communities, net	2,043	―	2,043	100.0%
Goodwill and asset impairment	10,073	220,026	(209,953)	(95.4%)
Total operating expense	1,993,288	2,168,197	(174,909)	(8.1%)
Income (loss) from operations	29,780	(240,143)	269,923	112.4%
Interest income	2,354	7,618	(5,264)	(69.1%)
Interest expense:
Debt	(128,869)	(147,389)	18,520	12.6%
Amortization of deferred financing costs and debt discount	(9,505)	(9,707)	202	2.1%
Change in fair value of derivatives and amortization	3,765	(68,146)	71,911	105.5%
Loss on extinguishment of debt, net	(1,292)	(3,052)	1,760	57.7%
Equity in earnings (loss) of unconsolidated ventures	440	(861)	1,301	151.1%
Other non-operating income	4,146	1,708	2,438	142.7%
Loss before income taxes	(99,181)	(459,972)	360,791	78.4%
Benefit for income taxes	32,926	86,731	(53,805)	(62.0%)
Net loss	$(66,255)	$(373,241)	$(306,986)	(82.2%)
Selected Operating and Other Data:
Total number of communities (at end of period)	565	548	17	3.1%
Total units/beds operated(2)	53,626	51,804	1,822	3.5%
Owned/leased communities units/beds	49,838	47,455	2,383	5.0%
Owned/leased communities occupancy rate (weighted average)	88.8%	89.6%	(0.8%)	(0.9%)
Average monthly revenue per unit/bed(3)	$3,985	$3,791	194	5.1%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	80	77	3	3.9%
Total units/beds(2)	14,867	14,229	638	4.5%
Occupancy rate (weighted average)	88.8%	90.3%	(1.5%)	(1.7%)
Average monthly revenue per unit/bed(3)	$3,285	$3,171	114	3.6%
Assisted Living
Number of communities (period end)	430	417	13	3.1%
Total units/beds(2)	22,954	22,043	911	4.1%
Occupancy rate (weighted average)	90.3%	89.9%	0.4%	0.4%
Average monthly revenue per unit/bed(3)	$3,890	$3,752	138	3.7%

(dollars in thousands, except average monthly revenue per unit/bed)	Years Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
CCRCs
Number of communities (period end)	36	32	4	12.5%
Total units/beds(2)	12,017	11,183	834	7.5%
Occupancy rate (weighted average)	85.7%	87.9%	(2.2%)	(2.5%)
Average monthly revenue per unit/bed(3)	$5,139	$4,759	380	8.0%
Management Services
Number of communities (period end)	19	22	(3)	(13.6%)
Total units/beds(2)	3,788	4,349	(561)	(12.9%)
Occupancy rate (weighted average)	84.8%	84.9%	(0.1%)	(0.1%)

Selected Entrance Fee Data:			2009
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$4,872	$5,718	$12,635	$15,264	$38,489
Refundable entrance fees sales(4)	3,638	4,098	9,296	13,354	30,386
Total entrance fee receipts(5)	8,510	9,816	21,931	28,618	68,875
Refunds	(5,836)	(6,357)	(4,649)	(6,074)	(22,916)
Net entrance fees	$2,674	$3,459	$17,282	$22,544	$45,959

			2008
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$2,780	$5,177	$7,253	$7,391	$22,601
Refundable entrance fees sales(4)	3,492	7,420	4,273	4,686	19,871
Total entrance fee receipts	6,272	12,597	11,526	12,077	42,472
Refunds	(3,632)	(4,843)	(5,856)	(4,819)	(19,150)
Net entrance fees	$2,640	$7,754	$5,670	$7,258	$23,322

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

(4)
Refundable entrance fee sales for the years ended December 31, 2009 and 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from existing residents totaled $0.6 million, $0.1 million and $0.4 million in the first, third and fourth quarters of 2009, respectively, and $0.4 million, $0.8 million, $0.6 million and $0.5 million in the first, second, third and fourth quarters of 2008, respectively.  My Choice amounts for the second quarter of 2009 were not material.

(5)
Includes $25.7 million of first generation entrance fee receipts which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC where the Company is required to apply such entrance fee proceeds to satisfy debt.

As of December 31, 2009, our total operations included 565 communities with a capacity to serve 53,626 residents.  During 2009, our total portfolio increased by 17 communities, net with our resident capacity increasing by 1,912 units, net as a result of current year acquisitions offset by the disposition of two communities.

Our 2009 results were also affected by our continuing implementation of our ancillary services programs at a number of our locations as described above.

Resident Fees

Total resident fees increased over the prior-year primarily due to an increase in average monthly revenue per unit/bed during the current year which includes an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy in the Retirement Centers and CCRCs segments.  During the current year, same-store revenues grew 4.1% at the 514 properties we operated in both years with a 4.9% increase in the average monthly revenue per unit/bed and a 0.7% decrease in occupancy.

Retirement Center revenue decreased slightly, primarily due to a decrease in occupancy at the communities we operated during both years, partially offset by an increase in the average monthly revenue per unit/bed at those same communities year over year.

Assisted Living revenue increased $35.8 million, or 4.0%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both years as well as an increase in revenues related to the expansion of our ancillary service programs.

CCRCs revenue increased $60.2 million, or 11.3%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both years as well as an increase in revenues related to increased capacity in the current year and the expansion of our ancillary services.  This increase was partially offset by a decrease in occupancy at our same-store communities year over year.

Management Fees

Management fees decreased year over year as one management agreement terminated early in the current year, which was partially offset by the acquisition of a new management agreement mid-year in the current year.

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to an increase in salaries and wages, increased insurance expense, higher deferred community fee expense recognition, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2009.  These increases were partially offset by significant cost control measures that were implemented in recent periods.  Facility operating expense during the year ended December 31, 2008 was negatively impacted by hurricane and named tropical storms expense.

Retirement Center operating expenses decreased $2.9 million, or 1.0%, primarily due to cost control measures implemented in recent periods, including reductions in overtime hours worked and reduced advertising.  These decreases were offset by additional expense incurred in connection with the continued expansion of our ancillary services programs, higher deferred community fee expense recognition and an increase in insurance expense in the current year.  Also, facility operating expense during the year ended December 31, 2008 was negatively impacted by hurricane and named tropical storms expense.

Assisted Living operating expenses increased $10.3 million, or 1.7%, due to an increase in expense incurred in connection with the continued rollout of our ancillary services program, increased occupancy in the current year, an increase in salaries and wages related to normal salary increases, increased employee hours worked and reduced open positions, higher deferred community fee expense recognition and increased insurance costs.  These increases were partially offset by cost control measures implemented in recent periods, including reductions in overtime hours worked and public relations and travel expenses.  Also, facility operating expense during the year ended December 31, 2008 was negatively impacted by hurricane and named tropical storms expense.

CCRCs operating expenses increased $33.3 million, or 8.6%, primarily due to an increase in expense incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to filling vacant positions and wage rate increases, higher deferred community fee expense recognition and an increase in insurance costs.  These increases were partially offset by significant cost control measures that were implemented in recent periods.  Also, facility operating expense during the year ended December 31, 2008 was negatively impacted by hurricane and named tropical storms expense.

General and Administrative Expense

General and administrative expense decreased $6.1 million, or 4.3%, primarily as a result of a decrease in non-controllable expenses related to the $8.0 million reserve established for certain litigation during the year ended December 31, 2008, as well as a decrease in non-cash stock-based compensation expense in connection with restricted stock grants and cost control measures implemented in recent periods.  These decreases were partially offset by increased bonus expense and transaction-related costs in the current year.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.7% and 4.5% for the years ended December 31, 2009 and 2008, respectively, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008

Resident fee revenues	$2,016,349	92.7%	$1,921,060	92.6%
Resident fee revenues under management	157,618	7.3%	152,970	7.4%
Total	$2,173,967	100%	$2,074,030	100.0%
General and administrative expenses (excluding non-cash compensation, integration and transaction-related costs)	$101,676	4.7%	$92,473	4.5%
Non-cash compensation expense	26,935	1.2%	28,937	1.4%
Integration and transaction-related costs	6,253	0.3%	19,509	0.9%
General and administrative expenses (including non-cash compensation, integration and transaction-related costs)	$134,864	6.2%	$140,919	6.8%

Facility Lease Expense

Facility lease expense increased by $2.6 million, or 1.0%, primarily due to the impact of lease escalators.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.3 million, or 1.5%, primarily as a result of resident in-place lease intangibles becoming fully amortized during late 2008.

Goodwill and Asset Impairment

During the year we recognized $10.1 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living segment.  The non-cash impairment charges are primarily due to lower than expected performance of the underlying communities.  During 2008 we recognized $220.0 million of impairment charges mainly related to the CCRCs operating segment.  The non-cash charges consisted of $215.0 million of goodwill impairment related to the CCRCs segment and $5.0 million of asset impairment for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living segment.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and our stock price at December 31, 2008 compared with our stock price at September 30, 2008.

Interest Income

Interest income decreased $5.3 million, or 69.1%, primarily due to the recognition of interest income upon collection of a long-term note receivable, which interest income had been deferred as the interest was accumulating unpaid, during the year ended December 31, 2008.

Interest Expense

Interest expense decreased $90.6 million, or 40.2%, primarily due to the change in fair value of our interest rate swaps and caps.  During the year ended December 31, 2009, we recognized approximately $3.8 million of interest income on our interest rate swaps and caps due to favorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps and caps, as compared to approximately $68.1 million of interest expense on our interest rate swaps and caps for the year ended December 31, 2008.  Interest expense on our mortgage debt and credit facility also decreased due to a decline in market interest rates period over period as well as the payoff of the credit facility during 2009.

Income Taxes

The reduction in the income tax benefit over the same prior year period is due to an increase in the effective tax rate from 18.9 % in 2008 to 33.2% in 2009.  This increase is primarily due to the impact of the impairment charge taken for financial statement purposes in 2008, which was not deductible for tax purposes. The rate was also impacted by our stock based compensation tax deduction as compared to the financial expense for 2009 and by an increase in nondeductible officer’s compensation recorded in the year.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit/bed)	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$497,453	$489,931	$7,522	1.5%
Assisted Living	890,075	841,819	48,256	5.7%
CCRCs	533,532	500,757	32,775	6.5%
Total resident fees	1,921,060	1,832,507	88,553	4.8%
Management fees	6,994	6,789	205	3.0%
Total revenue	1,928,054	1,839,296	88,758	4.8%
Expense
Facility operating expense(1)
Retirement Centers	286,035	273,350	12,685	4.6%
Assisted Living	590,644	539,866	50,778	9.4%
CCRCs	384,902	357,721	27,181	7.6%
Total facility operating expense	1,261,581	1,170,937	90,644	7.7%
General and administrative expense	140,919	138,013	2,906	2.1%
Facility lease expense	269,469	271,628	(2,159)	(0.8%)
Depreciation and amortization	276,202	299,925	(23,723)	(7.9%)

(dollars in thousands, except average monthly revenue per unit/bed)	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent

Goodwill and asset impairment	220,026	—	220,026	100.0%
Total operating expense	2,168,197	1,880,503	287,694	15.3%
Loss from operations	(240,143)	(41,207)	(198,936)	(482.8%)
Interest income	7,618	7,519	99	1.3%
Interest expense:
Debt	(147,389)	(143,991)	(3,398)	(2.4%)
Amortization of deferred financing costs	(9,707)	(7,064)	(2,643)	(37.4%)
Change in fair value of derivatives and amortization	(68,146)	(73,222)	5,076	6.9%
Loss on extinguishment of debt, net	(3,052)	(2,683)	(369)	(13.8%)
Equity in loss of unconsolidated ventures	(861)	(3,386)	2,525	74.6%
Other non-operating income	1,708	402	1,306	324.9%
Loss before income taxes	(459,972)	(263,632)	(196,340)	(74.5%)
Benefit for income taxes	86,731	101,260	(14,529)	(14.3%)
Net loss	(373,241)	(162,372)	(210,869)	(129.9%)
Net loss attributable to noncontrolling interest	—	393	(393)	(100.0%)
Net loss attributable to common stockholders	$(373,241)	$(161,979)	$(211,262)	(130.4%)
Selected Operating and Other Data:
Total number of communities (at end of period)	548	550	(2)	(0.4%)
Total units/beds operated(2)	51,804	52,086	(282)	(0.5%)
Owned/leased communities units/beds	47,455	47,670	(215)	(0.5%)
Owned/leased communities occupancy rate (weighted average)	89.6%	90.7%	(1.1%)	(1.2%)
Average monthly revenue per unit/bed(3)	$3,791	$3,577	214	6.0%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	77	79	(2)	(2.5%)
Total units/beds(2)	14,229	14,802	(573)	(3.9%)
Occupancy rate (weighted average)	90.3%	92.5%	(2.2%)	(2.4%)
Average monthly revenue per unit/bed(3)	$3,171	$3,012	159	5.3%
Assisted Living
Number of communities (period end)	417	417	—	—
Total units/beds(2)	22,043	22,015	28	0.1%
Occupancy rate (weighted average)	89.9%	89.8%	0.1%	0.1%
Average monthly revenue per unit/bed(3)	$3,752	$3,553	199	5.6%
CCRCs
Number of communities (period end)	32	32	—	—
Total units/beds(2)	11,183	10,853	330	3.0%
Occupancy rate (weighted average)	87.9%	90.0%	(2.1%)	(2.3%)
Average monthly revenue per unit/bed(3)	$4,759	$4,481	278	6.2%
Management Services
Number of communities (period end)	22	22	—	—
Total units/beds(2)	4,349	4,416	(67)	(1.5%)
Occupancy rate (weighted average)	84.9%	87.1%	(2.2%)	(2.5%)

Selected Entrance Fee Data:			2008
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$2,780	$5,177	$7,253	$7,391	$22,601
Refundable entrance fees sales(4)	3,492	7,420	4,273	4,686	19,871
Total entrance fee receipts	6,272	12,597	11,526	12,077	42,472
Refunds	(3,632)	(4,843)	(5,856)	(4,819)	(19,150)
Net entrance fees	$2,640	$7,754	$5,670	$7,258	$23,322
			2007
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$3,916	$4,726	$5,673	$5,015	$19,330
Refundable entrance fees sales(4)	4,258	4,064	8,696	8,901	25,919
Total entrance fee receipts	8,174	8,790	14,369	13,916	45,249
Refunds	(6,315)	(4,089)	(5,084)	(4,069)	(19,557)
Net entrance fees	$1,859	$4,701	$9,285	$9,847	$25,692

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

Resident Fees

The increase in resident fees occurred across all business segments.  Resident fees increased over 2007 primarily due to an increase in average monthly revenue per unit/bed during 2008 which includes an increase in our ancillary services revenue as we continued to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy in the Retirement Centers and CCRCs segments.  During 2008, same-store revenues grew 4.4% at the 515 properties we operated in both years with a 6.0% increase in the average monthly revenue per unit/bed and a 1.4% decrease in occupancy.

Retirement Centers revenue increased $7.5 million, or 1.5%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both years as well as an increase in revenues related to the expansion of our ancillary service.  This increase was partially offset by a decrease in occupancy at our same-store communities year over year.

Assisted Living revenue increased $48.3 million, or 5.7%, primarily due to an increase in the average monthly revenue per unit/bed at the communities we operated during both years as well as an increase in revenues relate to the expansion of our ancillary service programs.  Occupancy at our same-store communities was approximately flat year over year.

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

Facility Operating Expense

Facility operating expense increased over 2007 primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, as well as an increase in expenses incurred in connection with the continued rollout of our ancillary services program during 2008.

Retirement Centers operating expenses increased $12.7 million, or 4.6%, primarily due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $1.3 million of expense incurred in connection with hurricanes and other named tropical storms, an increase in insurance and utility expenses period over period as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

Assisted Living operating expenses increased $50.8 million, or 9.4%, due to an increase in salaries, wages and benefits related to normal salary increases, increased employee hours worked and reduced open positions, $2.0 million of expense incurred in connection with hurricanes and other named tropical storms as well as an increase in expense incurred in connection with the continued rollout of our ancillary services program.

CCRCs operating expenses increased $27.2 million, or 7.6%, due to an increase in salaries, wages and benefits due to normal salary increases and increased employee count, increased pharmacy, medical, and other health care supplies, as well as $1.5 million of expense incurred in connection with hurricanes and other named tropical storms.

General and Administrative Expense

General and administrative expense increased $2.9 million, or 2.1%, primarily as a result of an increase in non-controllable expenses related to the $8.0 million reserve established for certain litigation during the second quarter of 2008 and non-cash stock-based compensation expense in connection with restricted stock grants period over period offset by a decrease in integration and merger costs that were significantly higher in the prior year.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage, was 4.5% and 5.0% for the years ended December 31, 2008 and 2007, respectively, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2008		2007

Resident fee revenues	$1,921,060	92.6%	$1,832,507	92.4%
Resident fee revenues under management	152,970	7.4%	150,204	7.6%
Total	$2,074,030	100.0%	$1,982,711	100.0%
General and administrative expenses (excluding non-cash compensation, integration and acquisition-related costs)	$92,473	4.5%	$98,858	5.0%
Non-cash compensation expense	28,937	1.4%	20,113	1.0%
Integration and acquisition-related costs	19,509	0.9%	19,042	1.0%
General and administrative expenses (including non-cash compensation, integration and acquisition-related costs)	$140,919	6.8%	$138,013	7.0%

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

Goodwill and Asset Impairment

During 2008, we recognized $220.0 million of impairment charges mainly related to the CCRCs operating segment.  The non-cash charges consisted of $215.0 million of goodwill impairment related to the CCRCs segment and $5.0 million of asset impairment for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living segment.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and our stock price at December 31, 2008 compared with our stock price at September 30, 2008.

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

Income Taxes

The decrease in the income tax benefit over the same prior year period is due to a decrease in the effective tax rate from 38.4 % in 2007 to 18.9 % in 2008.  This decrease is primarily due to the impact of the impairment charge taken for financial statement purposes, which is not deductible for tax. The rate was also impacted by our stock based compensation tax deduction as compared to the financial expense for 2008, and for an additional valuation allowance recorded in the year.

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

Revenue Recognition and Assumptions at Entrance Fee Communities

Our eleven entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the nonrefundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple.  In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit contingent upon resale.  We estimate the portion of such entrance fees that will be repaid to the resident from other contingently refundable entrance fees received or non-refundable entrance fees received and record that portion as deferred revenue with the remainder classified as refundable entrance fees.  The portion recorded as deferred revenue is amortized over the life of the entrance fee building.   We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, our current policy provides for deductibles for each and every claim ($3.0 million on or prior to December 31, 2008, $250,000 effective January 1, 2009 and $150,000 effective January 1, 2010).  The amount of liquid assets separately available to satisfy these deductible obligations is $10.9 million (classified as cash and escrow deposits – restricted in the consolidated balance sheets).  As a result, we are effectively self-insured for claims that are less than $150,000.  In addition, we maintain a self-insured workers compensation program (with excess loss coverage generally above $0.5 million per individual claim on or prior to December 31, 2009 and $1.0 million effective January 1, 2010) and a self-insured employee medical program (with excess loss coverage above $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts.  We have formed a wholly-owned “captive” insurance company, Senior Services Insurance Limited (“SSIL”) for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs.  SSIL issues policies of insurance to and receives premiums from Brookdale Senior Living Inc. that are reimbursed through expense allocation to each operated community and us. SSIL pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

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

Outstanding losses and expenses for general liability and professional liability and workers compensation are estimated based on the recommendations of independent actuaries and management’s estimates.  Outstanding losses and expenses for our self-insured medical program are estimated based on the recommendation of our third party administrator.

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

Income Taxes

We account for income taxes under the provisions of ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2009 and 2008, we have a valuation allowance against deferred tax assets of approximately $10.7 million and $9.7 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income.  This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2009, we operated 359 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Communities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

For leases in which the Company is involved with the construction of the building, the Company accounts for the lease during the construction period under the provisions of ASC 840.  If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction in progress and the pre-existing asset.  Once construction is complete, the Company considers the requirements under ASC 840-40 – Leases – Sale-Leaseback Transactions.  If the

arrangement does not qualify for sale-leaseback accounting, the Company continues to amortize the financing obligation and depreciate the building over the lease term.

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $10.6 million, and $13.3 million as of December 31, 2009 and 2008, respectively.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation are not expected to have a material impact on collections; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Approximately 83.0% and 86.2% of the Company’s resident and healthcare revenues for the year ended December 31, 2009 and 2008, respectively, were derived from private pay customers and 17.0% and 13.8% of the Company’s resident and healthcare revenues for the year ended December 31, 2009 and 2008, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets, Goodwill and Purchase Accounting

As of December 31, 2009 and 2008, our long-lived assets were comprised primarily of $3.9 billion and $3.7 billion, respectively, of property, plant and equipment and leasehold intangibles. In accounting for our long-lived assets, other than goodwill, we apply the provisions of ASC 360 Property, Plant and Equipment.  In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with our acquisition of ARC and our formation transactions was allocated to the reportable segment and included in our application of the provisions of ASC 350 Intangibles – Goodwill and Other.  We account for goodwill under the provisions of ASC 350.  During the year ended December 31, 2008, we recorded a $215.0 million goodwill impairment charge in connection with our annual impairment test.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and our stock price at December 31, 2008 compared with our stock price at September 30, 2008.  As of December 31, 2009 and 2008, we had $109.8 million and $110.0 million of goodwill, respectively.

We test long-lived assets other than goodwill for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset group is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group. If this comparison indicates that the carrying value of an asset group is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life.  During the years ended December 31, 2009 and 2008, we evaluated long-lived depreciable assets using the same cash flow data used to evaluate goodwill and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except for a small number of communities.  As a result, we recorded a non-cash asset impairment charge of $10.1 million and $5.0 million for the quarters ended December 31, 2009 and 2008, respectively, for five and four communities, respectively, within the Retirement Center and Assisted Living segment.

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

In estimating the fair value of a reporting unit or long-lived assets other than goodwill, we generally use the income approach.  The income approach utilizes future cash flow projections that are developed internally.  Any estimates of future cash flow projections necessarily involve predicting an unknown future and require significant management judgments and estimates.   In arriving at our cash flow projections, we consider  our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors.  Future events may indicate differences from management’s current judgments and estimates, which could, in turn, result in future impairments.  Future events that may result in impairment charges include increases in interest rates, which could impact discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities.

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

Stock-Based Compensation

We adopted ASC 718 Compensation – Stock Compensation in connection with initial grants of restricted stock effective August 2005, which were converted into shares of our restricted stock on September 30, 2005 in connection with our formation transaction. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

Certain of our employee stock awards vest only upon the achievement of performance targets.  ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, our determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, we must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Litigation

Litigation is inherently uncertain and the outcome of individual litigation matters is not predictable with assurance.  We are involved in various legal actions and claims incidental to the conduct of our business which are comparable to other companies in the senior living industry, some for specific matters as described in Note 23 to the consolidated financial statements and others arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we may not be able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31,
	2009	2008
Cash provided by operating activities	$237,220	$136,767
Cash used in investing activities	(351,432)	(166,439)
Cash provided by (used in) financing activities	126,609	(17,259)
Net increase (decrease) in cash and cash equivalents	12,397	(46,931)
Cash and cash equivalents at beginning of year	53,973	100,904
Cash and cash equivalents at end of year	$66,370	$53,973

The increase in cash provided by operating activities was attributable to improved operating performance period over period, working capital management and increased proceeds from deferred revenue related to the opening of a new entrance fee community in the third quarter of 2009, partially offset by security deposits returned to prospective residents on a discontinued development project.

The increase in cash used in investing activities was primarily attributable to an increase in cash used to acquire assets in two acquisition transactions which closed in the fourth quarter of 2009, restricted cash balances funded (in order to reduce our letter of credit needs) related to the renegotiation of the line of credit in the current year which was partially offset by a reduction of spending on property, plant and equipment and leasehold improvements period over period, as well as cash received on a sale-leaseback transaction and for the sale of a joint venture interest in the current period.  The prior year period also includes a cash payment received on outstanding notes receivable.

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

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral postings required in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our previous share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	other corporate initiatives (including information systems);
•	acquisition consideration and transaction costs; and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

We are highly leveraged and have significant debt and lease obligations.  As of February 26, 2010, we have two principal corporate-level debt obligations:  our $100.0 million revolving credit facility and our secured and unsecured facilities providing for up to $78.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

During the year ended December 31, 2009, we completed a public equity offering which yielded $163.8 million of net proceeds.  In conjunction with the completion of the offering, we entered into an amendment to our previous credit facility which, among other things, reduced the maximum revolving loan commitment to $75.0 million as discussed below under “Credit Facilities – 2009 Credit Facility”.  Proceeds from the offering were primarily used to repay the $125.0 million of indebtedness which was outstanding under the previous credit facility.

At December 31, 2009, we had $2.3 billion of debt outstanding, excluding our line of credit and capital lease obligations, at a weighted-average interest rate of 3.85%.  At December 31, 2009, we had $351.7 million of capital and financing lease obligations, there were no borrowings on the revolving loan facility, $17.3 million of letters of credit had been issued under the credit facility, and $48.8 million of letters of credit had been issued under separate secured and unsecured letter of credit facilities.  Approximately $166.2 million of our debt obligations are due on or before December 31, 2010.  Although these debt obligations are scheduled to mature on or prior to December 31, 2010, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $126.0 million of non-recourse mortgages payable included in such debt until 2011.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2010, we will be required to make approximately $265.5 million of payments in connection with our existing operating leases.

We had $66.4 million of cash and cash equivalents at December 31, 2009, excluding cash and escrow deposits-restricted and lease security deposits of $200.7 million.  Additionally, as of December 31, 2009, we had $57.7 million available under our previous credit facility, of which $7.7 million could be drawn as letters of credit.

In late 2008, we began replacing some of our outstanding letters of credit with restricted cash deposits in order to reduce our letter of credit needs.

At December 31, 2009, we had $371.9 million of negative working capital, which includes the classification of $216.3 million of refundable entrance fees, $13.5 million in tenant deposits and $126.0 million of debt for which we have extension rights as current liabilities. Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $46.0 million of cash for the year ended December 31, 2009.  This includes $25.7 million of first generation entrance fee receipts which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

For the year ending December 31, 2010, we anticipate that we will make investments of approximately $75.0 million to $100.0 million for capital expenditures, comprised of approximately $25.0 million to $35.0 million of net recurring capital expenditures and approximately $50.0 million to $65.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  We do not anticipate material expenditures in 2010 in connection with our community expansion and development program.  For the year ended December 31, 2009, we spent approximately $19.5 million for net recurring capital expenditures, approximately $22.2 million for expenditures relating to other major projects and corporate initiatives and had a net receipt of cash of approximately $7.1 million (consisting of $73.1 million for capital expenditures net of $80.2 million that had been reimbursed as of December 31, 2009) in connection with our expansion and development program.

During 2010, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, and amounts drawn on our new credit facility.

Through 2007, we focused on growth primarily through acquisition, spending approximately $2.2 billion during 2007 and 2006 on acquiring communities and companies, excluding fees, expenses and assumption of debt. Given the market environment during 2008 and the first half of 2009, we focused on integrating previous acquisitions and on the significant organic growth opportunities inherent in our growth strategy and engaged in a reduced level of acquisition activity.  As noted elsewhere, we completed two separate acquisitions during the fourth quarter of 2009.  As opportunities arise, we plan to continue to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and communities. We may also seek to acquire the fee interest in communities that we currently lease or manage.

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have recently taken a number of steps to reduce our collateral posting risk.  In particular, during 2008 and the year ended December 31, 2009,  we terminated a number of interest rate swaps with an aggregate notional amount of $1.1 billion and purchased and assumed $140.8 million in aggregate notional amount of interest rate caps, which do not require the posting of cash collateral.  Furthermore, during 2008, we obtained $37.6 million of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of December 31, 2009, we have $811.4 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets, $314.2 million in aggregate notional amount of swaps that require cash collateralization and $111.0 million of variable rate debt that is not subject to any cap or swap agreements.

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

During late 2008 and the first half of 2009, we took steps to preserve our liquidity and increase our financial flexibility. For example, we suspended our quarterly dividend payments, terminated our share repurchase program and initiated a number of cost control measures (including limitations on our capital expenditures). In addition, we completed the public equity offering described above and repaid the outstanding borrowings on our previous credit facility. We currently estimate that our existing cash flows from operations, together with existing working capital, amounts available under our new credit facility and, to a lesser extent, proceeds from anticipated financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate further.

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

As of December 31, 2009, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

As of January 1, 2009, we had an available secured line of credit of $245.0 million (including a $70.0 million letter of credit sublimit), an associated letter of credit facility of up to $80.0 million, and separate letter of credit facilities of up to $42.5 million in the aggregate.  The line of credit bore interest at the base rate plus 3.0% or LIBOR plus 4.0%, at our election, and was scheduled to mature on May 15, 2009.  We were required to pay fees ranging from 2.5% to 4.0% of the amount of any outstanding letters of credit issued under the associated letter of credit facility and were required to pay a fee of 2.5% of the amount of any outstanding letters of credit issued under the separate letter of credit facilities.

2009 Credit Facility

During late 2008 and early 2009, we entered into unsecured facilities with a financial institution, maturing in November 2011, providing for up to $48.5 million of letters of credit in the aggregate and entered into a Second Amended and Restated Credit Agreement, dated February 27, 2009, with Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and book manager, and the several lenders from time to time parties thereto. The amended credit agreement amended and restated the $245.0 million secured line of credit and terminated the associated $80.0 million letter of credit facility.

The amended credit agreement initially consisted of a $230.0 million revolving loan facility with a $25.0 million letter of credit sublimit and was scheduled to mature on August 31, 2010.

Pursuant to the terms of the amended credit agreement, certain of our subsidiaries, as guarantors, guaranteed our obligations under the amended credit agreement and the other loan documents.  Further, in connection with the amended credit agreement, (i) the company and certain guarantors executed and delivered a Pledge Agreement in favor of the administrative agent for the banks and other financial institutions from time to time parties to the amended credit agreement, pursuant to which such guarantors pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of our obligations under the amended credit agreement and the other loan documents and (ii) certain guarantors granted mortgages and executed and delivered a Security Agreement, in each case, in favor of the administrative agent for the banks and other financial institutions from time to time parties to the amended credit agreement encumbering certain real and personal property of such guarantors.  The collateral included, among other things, certain real property and related personal property owned by the guarantors, equity interests in certain of our subsidiaries, all related books and records and, to the extent not otherwise included, all proceeds and products of any and all of the foregoing.

At our option, amounts drawn under the revolving loan facility initially bore interest at either (i) LIBOR plus a margin of 7.0% or (ii) the greater of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin of 7.0%.  For purposes of determining the interest rate, in no event was the base rate or LIBOR to be less than 3.0%.  In connection with the loan commitments, we paid a quarterly commitment fee of 1.0% per annum on the average daily amount of undrawn funds.  We were initially required to pay a fee equal to 7.0% of the amount of any issued and outstanding letters of credit; provided, with respect to drawable amounts that were cash collateralized, the letter of credit fee was payable at a rate per annum equal to 2.0%.

The amended credit agreement contained typical representations and covenants for loans of this type, including restrictions on our ability to pay dividends, make distributions, make acquisitions, incur capital expenditures, incur new liens, or repurchase shares of our common stock. The amended credit agreement also contained financial covenants, including covenants with respect to maximum consolidated adjusted leverage, minimum consolidated fixed charge coverage, minimum tangible net worth, and maximum total capital expenditures.

On June 1, 2009, in connection with the equity offering described above, we entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) pursuant to which the maximum revolving loans that could be outstanding at any time under the amended credit agreement was reduced to $75.0 million.  In addition, the interest rate margin on loans, as well as fees on letters of credit, as a result of the maximum amount of the facility having been reduced to $75.0 million, was reduced to 6.0%.

Pursuant to the First Amendment, we were given greater flexibility to make acquisitions by increasing aggregate permitted cash consideration from $10.0 million to $100.0 million, to make capital expenditures up to $30.0 million per quarter and to incur an additional $20.0 million in liens and letters of credit.

As of December 31, 2009, we had an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and secured and unsecured letter of credit facilities of up to $78.5 million in the aggregate.  As of December 31, 2009, there were no borrowings under the revolving loan facility, $17.3 million of letters of credit has been issued under the amended credit facility, and $48.8 million of letters of credit had been issued under our secured and unsecured letter of credit facilities.

2010 Credit Facility

Effective February 23, 2010, we terminated the $75.0 million revolving credit facility with Bank of America, N.A. and entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The new facility has a commitment of $100.0 million, with an option to increase the commitment to $120.0 million, and is scheduled to mature on June 30, 2013.

The revolving line of credit may be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The new facility is secured by a first priority lien on certain of our communities.  The availability under the line may vary from time to time as it is based on borrowing base calculations related to the value and performance of the communities securing the facility.

Amounts drawn under the facility will bear interest at 90-day LIBOR plus an applicable margin, as described below.  For purposes of determining the interest rate, in no event shall LIBOR be less than 2.0%.  The applicable margin varies with the percentage of the total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50%, and a 5.5% margin at greater than 50% utilization.  We are also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

The credit agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth.  A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments under the credit agreement and all amounts owing under the credit agreement and certain other loan agreements becoming immediately due and payable.

After giving effect to the new credit facility, as of February 26, 2010, we have an available secured line of credit with a $100.0 million commitment and separate letter of credit facilities of up to $78.5 million in the aggregate.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2009.

		Payments Due by Twelve Months Ending December 31,
	Total	2010	2011	2012	2013	2014		Thereafter
	(dollars in thousands)
Contractual Obligations:
Long-term debt obligations(1)(2)	$2,623,836	$120,535	$497,004	$947,166	$668,628		$155,446	$235,057
Capital lease obligations(1)	572,425	51,109	52,528	52,888	50,529		51,844	313,527
Operating lease obligations(3)	2,272,452	265,471	266,679	263,842	253,526		227,845	995,089
Refundable entrance fee obligations(4)	216,256	27,032	27,032	27,032	27,032		27,032	81,096
Total contractual obligations	$5,684,969	$464,147	$843,243	$1,290,928	$999,715		$462,167	$1,624,769

Total commercial construction commitments	$4,998	$4,998	$—	$—	$—	$	―	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2009 rate after giving effect to in-place interest rate swaps.

(2)
$126.0 million has been classified beyond its 2010 initial maturity date to 2011 due to our option to extend the initial maturity date to 2011, subject to the satisfaction of customary conditions (such as the absence of a material adverse change).

(3)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2009 rate.

(4)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $66.1 million as of December 31, 2009.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of February 26, 2010, we have two principal corporate-level debt obligations:  our $100.0 million revolving credit facility and separate letter of credit facilities of up to $78.5 million in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

As of December 31, 2009, 2008 and 2007, our outstanding property-level secured debt and capital leases were $2.6 billion, $2.4 billion, and $2.1 billion, respectively.

During 2009, we incurred $157.0 million of additional property-level debt primarily related to the financing of acquisitions, the expansion of certain communities and the releveraging of certain assets.  Approximately $53.0 million of the new debt was issued at a variable interest rate and the remaining $104.0 million was issued at a fixed interest rate.  Refer to the notes to the consolidated financial statements for a detailed discussion of the new debt and related terms.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and our lease security deposits with cash and letters of credit aggregating $13.9 million and $46.5 million, and $10.9 and $64.3 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

Long-Term Leases

As of December 31, 2009, we have 359 communities operated under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

Two portfolio leases have or had a floating-rate debt component built into the lease payments.  We acquired one of the portfolios on December 30, 2005.  Prior to the acquisition, the lease payment was a pass through of debt service, which includes $100.8 million of floating rate tax-exempt debt that was credit enhanced by Fannie Mae.  Our variable rate exposure under this lease is partially hedged through an interest rate cap.  The second lease includes $80.0 million of variable rate mortgages and/or tax exempt debt that is credit enhanced by Freddie Mac.

For the year ended December 31, 2009, our minimum annual cash lease payments for our capital/financing leases and operating leases were $46.8 million and $258.9 million, respectively.

As of December 31, 2009, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge lease coverage.

Hedging

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have recently taken a number of steps to reduce our collateral posting risk.  In particular, during 2008 and the year ended December 31, 2009,  we terminated a number of interest rate swaps with an aggregate notional amount of $1.1 billion and purchased and assumed $140.8 million in aggregate notional amount of interest rate caps, which do not require the posting of cash collateral.  Furthermore, during 2008, we obtained $37.6 million of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of December 31, 2009, we have $811.4 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets, $314.2 million in aggregate notional amount of swaps that require cash collateralization and $111.0 million of variable rate debt that is not subject to any cap or swap agreements.

All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value.

The following table summarizes the Company’s swap instruments at December 31, 2009 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.7 years
Estimated liability fair value (included in other liabilities at December 31, 2009)	$(16,950)
Estimated liability fair value (included in other liabilities at December 31, 2008)	$(20,931)
Estimated asset fair value (included in other assets at December 31, 2009)	$—
Estimated asset fair value (included in other assets at December 31, 2008)	$—

The following table summarizes the Company’s cap instruments at December 31, 2009 (dollars in thousands):

Current notional balance	$811,365
Highest possible notional	$811,365
Lowest interest cap rate	4.96%
Highest interest cap rate	6.50%
Average fixed cap rate	5.94%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.6 years
Estimated liability fair value (included in other liabilities at December 31, 2009)	$—
Estimated liability fair value (included in other liabilities at December 31, 2008)	$—
Estimated asset fair value (included in other assets at December 31, 2009)	$1,221
Estimated asset fair value (included in other assets at December 31, 2008)	$350

Impacts of Inflation

Resident fees from the communities we own or lease and management fees from communities we manage for third parties are our primary sources of revenue. These revenues are affected by the amount of monthly resident fee rates and community occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our communities operate. Substantially all of our retirement center, assisted living, and CCRC residency agreements allow for adjustments in the monthly fee payable thereunder not less frequently than every 12 or 13 months thereby enabling us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the communities. We believe, however, that we would be able to periodically adjust the monthly fee serves to reduce the adverse effect of inflation. In addition, employee compensation expense is a principal cost element of facility operations and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

At December 31, 2009, approximately $1.3 billion of our indebtedness, excluding our line of credit, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate swaps and interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our line of credit.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	loss on sale of communities;

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line rent expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash compensation expense; and

•	change in future service obligation;

and including:

•	entrance fee receipts and refunds (excluding first generation entrance fee receipts on a newly opened entrance fee CCRC).

In the current year, we clarified the definition of Adjusted EBITDA to exclude (a) initial entrance fees received from the sale of units at a newly opened entrance fee CCRC where the Company is required to apply such entrance fee proceeds to satisfy debt, (b) the change in liability for the obligation to provide future services under existing lifecare contracts and (c) loss on sale of communities.

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

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as the change in the liability for the obligation to provide future services under existing lifecare contracts, depreciation and amortization (including non-cash impairment charges), straight-line lease expense (income), taxation and interest expense associated with our capital structure.  This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis.  Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended December 31, (1)
	2009	2008	2007(2)(3)
Net loss	$(66,255)	$(373,241)	$(162,372)
Benefit for income taxes	(32,926)	(86,731)	(101,260)
Other non-operating income	(4,146)	(1,708)	(402)
Equity in (earnings) loss of unconsolidated ventures	(440)	861	3,386
Loss on extinguishment of debt, net	1,292	3,052	2,683
Interest expense:
Debt	99,653	119,853	114,518
Capitalized lease obligation	29,216	27,536	29,473
Amortization of deferred financing costs and debt discount	9,505	9,707	7,064
Change in fair value of derivatives and amortization	(3,765)	68,146	73,222
Interest income	(2,354)	(7,618)	(7,519)
Income (loss) from operations	29,780	(240,143)	(41,207)
Loss on sale of communities, net	2,043	―	―
Depreciation and amortization	271,935	276,202	299,925
Goodwill and asset impairment	10,073	220,026	—
Straight-line lease expense	15,851	20,585	25,439
Amortization of deferred gain	(4,345)	(4,342)	(4,342)
Amortization of entrance fees	(21,661)	(22,025)	(19,241)
Non-cash compensation expense	26,935	28,937	20,113
Change in future service obligation	(2,342)	―	―
Entrance fee receipts(4)	68,875	42,472	45,249
First generation entrance fees received(5)	(25,673)	―	―
Entrance fee disbursements	(22,916)	(19,150)	(19,557)
Adjusted EBITDA	$348,555	$302,562	$306,379

__________

(1)
The calculation of Adjusted EBITDA includes transaction-related costs for the year ended December 31, 2009 of $5.8 million.  Integration and hurricane and named tropical storms expense as well as other non-recurring costs were $24.3 million and $19.0 million for the year ended December 31, 2008 and December 31, 2007, respectively.  The amount for the year ended December 31, 2008 includes the effect of an $8.0 million reserve established for certain litigation.

(2)
Adjusted EBITDA for the year ended December 31, 2007 includes a non-cash benefit of $0.3 million related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

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
(5)
First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC where the Company is required to apply such entrance fee proceeds to satisfy debt.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	first generation entrance fee receipts on a newly opened entrance fee CCRC;

•	entrance fee refunds disbursed;

•	lease financing debt amortization with fair market value or no purchase options;

•	other; and

•	recurring capital expenditures.

In the current year, we clarified the definition of CFFO to exclude initial entrance fees received from the sale of units at a newly opened entrance fee CCRC where the Company is required to apply such entrance fee proceeds to satisfy debt.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended December 31,(1)
	2009	2008	2007(2)(3)
Net cash provided by operating activities	$237,220	$136,767	$199,662
Changes in operating assets and liabilities	4,532	25,865	(36,571)
Refundable entrance fees received (4)(5)	30,386	19,871	25,919
First generation entrance fees received(6)	(25,673)	―	―
Entrance fee refunds disbursed	(22,916)	(19,150)	(19,557)
Recurring capital expenditures	(19,522)	(27,312)	(25,048)
Lease financing debt amortization with fair market value or no purchase options	(7,195)	(6,691)	(5,594)
Reimbursement of operating expenses and other	―	794	4,430
Cash From Facility Operations	$196,832	$130,144	$143,241

__________

(1)
The calculation of CFFO includes transaction-related costs for the year ended December 31, 2009 of $5.8 million.  Integration and hurricane and named tropical storms expense as well as other non-recurring costs were $24.3 million and $19.0 million for the year ended December 31, 2008 and December 31, 2007, respectively.  The amount for the year ended December 31, 2008 includes the effect of an $8.0 million reserve established for certain litigation.

(2)	The December 31, 2007 amounts have been reclassified to conform to the modified definition of CFFO used during the year ended December 31, 2009 and 2008.
(3)
CFFO for the year ended December 31, 2007 includes $7.0 million of charges to facility operating expenses in the quarter ended December 31, 2007, which relates to our desire to conform our policies across all of our platforms including $5.9 million of estimated uncollectible accounts and $1.1 million of accounting conformity adjustments pertaining to inventory and certain accrual policies.

(4)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the year ended December 31, 2009 were $9.3 million.  Notes issued (net of collections) for the years ended December 31, 2008 and 2007 were not material.

(5)
Total entrance fee receipts for the year ended December 31, 2009, 2008 and 2007 were $68.9 million, $42.5 million and $45.2 million, respectively, including $38.5 million, $22.6 million and $19.3 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

(6)
First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC where the Company is required to apply such entrance fee proceeds to satisfy debt.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	loss on sale of communities;

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock compensation expense;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

In the current year, we clarified the definition of Facility Operating Income to exclude (a) the change in the liability for the obligation to provide future services under existing lifecare contracts and (b) loss on sale of communities.

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

Facility Operating Income provides us with a measure of facility financial performance, independent of items that are beyond the control of management in the short-term, such as the change in the liability for the obligation to provide future services under existing lifecare contracts, depreciation and amortization (including non-cash impairment charges), straight-line lease expense (income), taxation and interest expense associated with our capital structure.  This metric measures our facility financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Facility Operating Income is one of the metrics used by our senior management and board of directors to review the financial performance of the business on a monthly basis.  Facility Operating Income is also used by research analysts and investors to evaluate the performance of and value companies in our industry by investors, lenders and lessors.  In addition, Facility Operating Income is a common measure used in the industry to value the acquisition or sales price of communities and is used as a measure of the returns expected to be generated by a community.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007(1)(2)
Net loss	$(66,255)	$(373,241)	$(162,372)
Benefit for income taxes	(32,926)	(86,731)	(101,260)
Other non-operating income	(4,146)	(1,708)	(402)
Equity in (earnings) loss of unconsolidated ventures	(440)	861	3,386
Loss on extinguishment of debt, net	1,292	3,052	2,683
Interest expense:
Debt	99,653	119,853	114,518
Capitalized lease obligation	29,216	27,536	29,473
Amortization of deferred financing costs and debt discount	9,505	9,707	7,064
Change in fair value of derivatives and amortization	(3,765)	68,146	73,222
Interest income	(2,354)	(7,618)	(7,519)
Income (loss) from operations	29,780	(240,143)	(41,207)
Loss on sale of communities, net	2,043	―	―
Depreciation and amortization	271,935	276,202	299,925
Goodwill and asset impairment	10,073	220,026	—
Facility lease expense	272,096	269,469	271,628
General and administrative (including non-cash stock compensation expense)	134,864	140,919	138,013
Change in future service obligation	(2,342)	―	―
Amortization of entrance fees	(21,661)	(22,025)	(19,241)
Management fees	(6,719)	(6,994)	(6,789)
Facility Operating Income	$690,069	$637,454	$642,329

__________

(1)
Facility Operating Income for the year ended December 31, 2007 includes a non-cash benefit of $0.3 million related to a reversal of an accrual established in connection with Alterra’s emergence from bankruptcy in December 2003.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2009, we had approximately $993.6 million of long-term fixed rate debt, $1.1 billion of long-term variable rate debt and $351.7 million of capital and financing lease obligations. As of December 31, 2009, our total fixed-rate debt and variable-rate debt outstanding had weighted-average interest rates of 3.85%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2009 and 2008, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of December 31, 2009, $1.4 billion, or 59.4%, of our debt, excluding capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of December 31, 2009, $811.4 million, or 35.7%, of our debt, excluding capital and financing lease obligations, is subject to cap agreements.  The remaining $111.0 million, or 4.9%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $8.4 million, $44.0 million and $59.1 million, respectively.

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

Item 8.          Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
25 February, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
25 February, 2010

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$66,370	$53,973
Cash and escrow deposits – restricted	109,977	86,723
Accounts receivable, net	82,604	91,646
Deferred tax asset	7,688	14,677
Prepaid expenses and other current assets, net	50,782	33,766
Total current assets	317,421	280,785
Property, plant and equipment and leasehold intangibles, net	3,857,774	3,697,834
Cash and escrow deposits – restricted	73,090	29,988
Investment in unconsolidated ventures	20,512	28,420
Goodwill	109,835	109,967
Other intangible assets, net	198,043	231,589
Other assets, net	69,268	70,675
Total assets	$4,645,943	$4,449,258
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$166,185	$158,476
Current portion of line of credit	―	4,453
Trade accounts payable	51,612	29,105
Accrued expenses	170,044	170,366
Refundable entrance fees and deferred revenue	287,953	256,080
Tenant security deposits	13,515	29,965
Total current liabilities	689,309	648,445
Long-term debt, less current portion	2,459,341	2,235,000
Line of credit, less current portion	―	155,000
Deferred entrance fee revenue	72,026	73,977
Deferred liabilities	148,690	135,947
Deferred tax liability	140,313	178,647
Other liabilities	49,682	61,641
Total liabilities	3,559,361	3,488,657
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding	―	—
Common stock, $0.01 par value, 200,000,000 shares authorized at December 31, 2009 and 2008; 124,417,940 and 106,467,764 shares issued and 123,206,639 and 105,256,463 shares outstanding (including 3,915,330 and 3,542,801 unvested restricted shares), respectively	1,232	1,053
Additional paid-in-capital	1,882,377	1,690,851
Treasury stock, at cost; 1,211,301 shares at December 31, 2009 and 2008	(29,187)	(29,187)
Accumulated deficit	(766,975)	(700,720)
Accumulated other comprehensive loss	(865)	(1,396)
Total stockholders’ equity	1,086,582	960,601
Total liabilities and stockholders’ equity	$4,645,943	$4,449,258

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2009		2008	2007
Revenue
Resident fees		$2,016,349	$1,921,060	$1,832,507
Management fees		6,719	6,994	6,789
Total revenue		2,023,068	1,928,054	1,839,296
Expense
Facility operating expense (excluding depreciation and amortization of $184,780, $195,517 and $222,315, respectively)		1,302,277	1,256,781	1,170,937
General and administrative expense (including non-cash stock-based compensation expense of $26,935, $28,937 and $20,113, respectively)		134,864	140,919	138,013
Hurricane and named tropical storms expense		―	4,800	—
Facility lease expense		272,096	269,469	271,628
Depreciation and amortization		271,935	276,202	299,925
Loss on sale of communities, net		2,043	―	―
Goodwill and asset impairment		10,073	220,026	—
Total operating expense		1,993,288	2,168,197	1,880,503
Income (loss) from operations		29,780	(240,143)	(41,207)

Interest income		2,354	7,618	7,519
Interest expense:
Debt		(128,869)	(147,389)	(143,991)
Amortization of deferred financing costs and debt discount		(9,505)	(9,707)	(7,064)
Change in fair value of derivatives and amortization		3,765	(68,146)	(73,222)
Loss on extinguishment of debt, net		(1,292)	(3,052)	(2,683)
Equity in earnings (loss) of unconsolidated ventures		440	(861)	(3,386)
Other non-operating income		4,146	1,708	402
Loss before income taxes		(99,181)	(459,972)	(263,632)
Benefit for income taxes		32,926	86,731	101,260
Net loss		(66,255)	(373,241)	(162,372)
Net loss attributable to noncontrolling interest		―	—	393
Net loss attributable to common stockholders		$(66,255)	$(373,241)	$(161,979)
Basic and diluted net loss per share attributable to common stockholders		$(0.60)	$(3.67)	$(1.60)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders		111,288	101,667	101,511
Dividends declared per share	$	―	$0.75	$1.95

See accompanying notes to consolidated financial statements.

 BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
 For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In-	Treasury	Accumulated	Comprehensive	Stockholders	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity	Interest	Equity
Balances at January 1, 2007	104,543	$1,046	$1,934,570	$—	$(170,713)	$(891)	$1,764,012	$4,601	$1,768,613
Dividends	—	—	(202,136)	—	—	—	(202,136)	—	(202,136)
Compensation expense related to restricted stock grants	—	—	20,113	—	—	—	20,113	—	20,113
Net loss	—	—	—	—	(161,979)	—	(161,979)	(393)	(162,372)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(4,208)	(4,208)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	(1,680)	(1,680)	—	(1,680)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376	—	376
Unrealized loss on derivative, net of tax	—	—	—	—	—	125	125	—	125
Other	419	4	34	—	—	669	707	—	707
Balances at December 31, 2007	104,962	1,050	1,752,581	—	(332,692)	(1,401)	1,419,538	—	1,419,538
Dividends	—	—	(77,559)	—	—	—	(77,559)	—	(77,559)
Compensation expense related to restricted stock grants	—	—	28,937	—	—	—	28,937	—	28,937
Net loss	—	—	—	—	(373,241)	—	(373,241)	—	(373,241)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	262	262	—	262
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376	—	376
Purchase of Treasury Stock	—	—	—	(29,187)	—	—	(29,187)	—	(29,187)
Deconsolidation of an entity pursuant to FIN 46(R)	—	—	(13,287)	—	5,212	—	(8,075)	—	(8,075)
Other	294	3	179	—	1	(633)	(450)	—	(450)
Balances at December 31, 2008	105,256	1,053	1,690,851	(29,187)	(700,720)	(1,396)	960,601	—	960,601
Compensation expense related to restricted stock and restricted stock unit grants	―	―	26,935	―	―	―	26,935	—	26,935
Net loss	―	―	―	―	(66,255)	―	(66,255)	—	(66,255)
Issuance of common stock under Associate Stock Purchase Plan	109	1	1,006	―	―	―	1,007	—	1,007
Restricted stock, net	1,794	18	(18)	―	―	―	―	―	―
Reclassification of net loss on derivatives into earnings	―	―	―	―	―	493	493	—	493
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	376	376	—	376
Issuance of common stock from equity offering, net	16,047	160	163,611	―	―	―	163,771	—	163,771
Other	―	―	(8)	―	―	(338)	(346)	—	(346)
Balances at December 31, 2009	123,206	$1,232	$1,882,377	$(29,187)	$(766,975)	$(865)	$1,086,582	$—	$1,086,582

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net loss	$(66,255)	$(373,241)	$(162,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash portion of loss on extinguishment of debt	1,292	3,052	2,683
Depreciation and amortization	281,440	285,909	306,989
Goodwill and asset impairment	10,073	220,026	—
Gain on sale of assets	(2,241)	(2,131)	(457)
Equity in (earnings) loss of unconsolidated ventures	(440)	861	3,386
Distributions from unconsolidated ventures from cumulative share of net earnings	405	3,752	1,521
Amortization of deferred gain	(4,345)	(4,342)	(4,342)
Amortization of entrance fees	(21,661)	(22,025)	(19,241)
Proceeds from deferred entrance fee revenue	38,489	22,601	19,330
Deferred income tax benefit	(31,684)	(89,498)	(103,180)
Change in deferred lease liability	15,851	20,585	25,439
Change in fair value of derivatives and amortization	(3,765)	68,146	73,222
Change in future service obligation	(2,342)	―	―
Non-cash stock-based compensation	26,935	28,937	20,113
Changes in operating assets and liabilities:
Accounts receivable, net	11,784	(25,150)	(6,134)
Prepaid expenses and other assets, net	(28,426)	(12,664)	3,333
Accounts payable and accrued expenses	21,287	15,428	21,512
Tenant refundable fees and security deposits	(16,770)	(1,293)	6,410
Deferred revenue	7,593	(2,186)	11,450
Net cash provided by operating activities	237,220	136,767	199,662
Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	2,441	3,481	2,620
Increase in cash and escrow deposits – restricted	(64,540)	(21,760)	(15,002)
Net proceeds from sale of assets	14,941	2,935	6,700
Distributions received from unconsolidated ventures	1,061	3,916	2,038
Additions to property, plant and equipment, and leasehold intangibles, net of related payables	(117,453)	(189,028)	(169,556)
Acquisition of assets, net of related payables and cash received	(204,137)	(6,731)	(172,101)
(Issuance of) payment on notes receivable, net	(508)	39,362	(11,133)
Investment in unconsolidated ventures	(1,246)	(2,779)	(1,985)
Proceeds from sale leaseback transaction	9,166	―	―
Proceeds from sale of unconsolidated venture	8,843	4,165	—
Net cash used in investing activities	(351,432)	(166,439)	(358,419)
Cash Flows from Financing Activities
Proceeds from debt	157,039	511,344	591,524
Repayment of debt and capital lease obligation	(32,587)	(255,489)	(115,253)
Buyout of capital lease obligation	―	—	(51,114)
Proceeds from line of credit	60,446	339,453	671,500
Repayment of line of credit	(219,899)	(378,000)	(637,000)
Payment of dividends	―	(129,455)	(196,827)
Payment of financing costs, net of related payables	(8,700)	(14,292)	(14,012)
Proceeds from public equity offering, net	163,771	―	―
Cash portion of loss on extinguishment of debt	―	(1,240)	(2,040)
Other	(931)	(2,974)	(1,010)
Refundable entrance fees:

Proceeds from refundable entrance fees	30,386	19,871	25,919
Refunds of entrance fees	(22,916)	(19,150)	(19,557)
Recouponing and payment of swap termination	―	(58,140)	(60,503)
Purchase of treasury stock	―	(29,187)	—
Net cash provided by (used in) financing activities	126,609	(17,259)	191,627
Net increase (decrease) in cash and cash equivalents	12,397	(46,931)	32,870
Cash and cash equivalents at beginning of year	53,973	100,904	68,034
Cash and cash equivalents at end of year	$66,370	$53,973	$100,904

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

Principles of Consolidation

The consolidated financial statements include BSL and its wholly-owned subsidiaries Brookdale Living Communities, Inc. (“BLC”), Brookdale Senior Living Communities, Inc. (formerly known as Alterra Healthcare Corporation) (“Alterra”), Fortress CCRC Acquisition LLC (“Fortress CCRC”) and American Retirement Corporation (“ARC”). In December 2003, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810 - Consolidation of Variable Interest Entities (“ASC 810”).  ASC 810 addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (“VIE”) as defined in the guidance.  A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s losses and/or receive a majority of expected residual returns, if they occur. As of December 31, 2009 and 2008, the Company had no communities considered VIEs which were consolidated pursuant to ASC 810.  Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operations, are accounted for by the equity method.

The results of facilities and companies acquired are included in the consolidated financial statements from the effective date of the respective acquisition. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates are used for, but not limited to, the evaluation of goodwill and asset impairments, the accounting for future service obligations, self-insurance reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, income taxes and other contingencies.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $61.8 million and $63.4 million at December 31, 2009 and 2008, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The Company allocates the purchase price of communities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values in accordance with the provisions of ASC 805 - Business Combinations (“ASC 805”).  The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

Current assets and current liabilities assumed are valued at carryover basis which approximates fair value.

Property, plant and equipment are valued utilizing discounted cash flow projections that assume certain future revenue and costs, and consider capitalization and discount rates using current market conditions.

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

Long-term debt assumed is recorded at fair market value based on the current market rates and collateral securing the indebtedness.  Any debt premium or discount recorded is amortized over the related debt maturity period.

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

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of $2.6 billion as of December 31, 2009 and 2008.  As of December 31, 2009 and 2008, the fair value of debt was $2.6 billion and $2.4 billion, respectively.

ASC 820 - Fair Value Measurement (“ASC 820”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations (Note 18).

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased.

Cash and Escrow Deposits - Restricted

Cash and escrow deposits - restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2009	2008
Current:
Real estate taxes	$26,909	$35,855
Tenant security deposits	6,861	10,175
Insurance reserves	7,578	―
Replacement reserve and other	68,629	40,693
Subtotal	109,977	86,723
Long term:
Insurance reserves	6,865	11,346
Debt service and other deposits	66,225	18,642
Subtotal	73,090	29,988
Total	$183,067	$116,711

As of December 31, 2009 and 2008, ten communities located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act.  As of December 31, 2009 and 2008, required deposits were $16.5 million and $20.8 million, respectively, all of which were made in the form of letters of credit.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company’s estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $10.6 million and $13.3 million as of December 31, 2009 and 2008, respectively.  The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Approximately 83.0% and 86.2% of the Company’s resident and healthcare revenues for the year ended December 31, 2009 and 2008, respectively, were derived from private pay customers and 17.0% and 13.8% of the Company’s resident and healthcare revenues for the year ended December 31, 2009 and 2008, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued when assessed (without regard to when the assessment is paid or withheld).  Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated.  The impairment expense is determined by comparing the estimated fair value of the asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.  These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates.  Acquired intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Intangible assets with definite lives are amortized over their estimated useful lives and all intangible assets are reviewed for impairment if indicators of impairment arise.  The evaluation of impairment is based upon a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated.  The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Amortization of the Company’s definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Facility purchase options	40
Management contracts and other	3 – 5

Stock-Based Compensation

The Company adopted the FASB guidance on Accounting for Share-based Payments in connection with initial grants of restricted stock effective August 2005, which were converted into shares of the Company’s restricted stock on September 30, 2005 in connection with the Company’s formation transaction. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Such cost is recognized as compensation expense ratably over the employee’s requisite service period.  Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

Certain of the Company’s employee stock awards vest only upon the achievement of performance targets. ASC 718 - Stock Compensation (“ASC 718”) requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

Prior to October 1, 2006, the Company qualified for hedge accounting on designated swap instruments pursuant to ASC 815 - Derivatives and Hedging (“ASC 815”) with the effective portion of the change in fair value of the derivative recorded in other comprehensive income and the ineffective portion included in the change in fair value of derivatives in the statement of operations.

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

Obligation to Provide Future Services

Annually, the Company calculates the present value of the estimated net cost of future services and the use of communities to be provided to current residents of certain of its CCRCs and compares that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the estimated net cost of future services and the use of communities exceeds the non-refundable deferred revenue from entrance fees, a liability is recorded (obligation to provide future services and use of communities) with a corresponding charge to income.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company’s current policy provides for deductibles for each and every claim ($3.0 million on or prior to December 31, 2008, $250,000 effective January 1, 2009 and $150,000 effective January 1, 2010).  As a result, the Company is, in effect, self-insured for claims that are less than $150,000.  In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Community Leases

The Company, as lessee, makes a determination with respect to each of the community leases whether each should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by ASC 840 – Leases (“ASC 840”), in the assumed lease agreement. Payments made under operating leases are accounted for in the Company’s statement of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred. For communities under capital lease and lease financing obligation arrangements, a liability is established on the Company’s balance sheet representing the present value of the future minimum lease payments and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheet. The asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

All of the Company’s leases contain fixed or formula based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, all rent-free or rent holiday periods are recognized in lease expense on a straight-line basis over the leased term, including the rent holiday period.

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer. Under sale-leaseback accounting, the Company removes the community and related liabilities from the balance sheet. Gain on the sale is deferred and recognized as a reduction of rent expense for operating leases and a reduction of interest expense for capital leases.

For leases in which the Company is involved with the construction of the building, the Company accounts for the lease during the construction period under the provisions of ASC 840.  If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction in progress.  Once construction is complete, the Company considers the requirements under ASC 840-40 – Leases – Sale-Leaseback Transactions.  If the arrangement does not qualify for sale-leaseback accounting, the Company continues to amortize the financing obligation and depreciate the building over the lease term.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Dividends

On December 30, 2008, the Company’s board of directors voted to suspend the Company’s quarterly cash dividend indefinitely.

New Accounting Pronouncements

The Company follows accounting standards set by the FASB.  The FASB sets GAAP that the Company follows to ensure consistent reporting of its financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.

ASC 805 was effective for business combinations with an acquisition date on or after January 1, 2009 and is to be applied prospectively.  The guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  For the year ended December 31, 2009 the Company recognized approximately $4.9 million of acquisition-related costs as general and administrative expense in the consolidated statement of operations which would previously have been capitalizable as part of the acquisition purchase price.

The Company adopted ASC 810 – Consolidations (“ASC 810”) relating to the accounting for noncontrolling interests on January 1, 2009.  This guidance amends previous authoritative guidance by requiring companies to report a noncontrolling interest in a subsidiary as equity in its consolidated financial statements.  Disclosure of the amounts of consolidated net income attributable to the parent and the noncontrolling interest are required.  This guidance also clarifies that transactions that result in a change in a parent’s ownership interest in a subsidiary that do not result in deconsolidation will be treated as equity transactions, while a gain or loss will be recognized by the parent when a subsidiary is deconsolidated.  The adoption had an impact on the presentation of prior year consolidated financial statements included herein.

In February 2008, the FASB issued ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”) on Fair Value Measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The guidance partially defers the effective date of the FASB guidance to fiscal years beginning after November 15, 2008 and as a result was effective for the Company beginning January 1, 2009.  Other than the required disclosures, the adoption of the guidance had no impact on the consolidated financial statements.

The Company adopted the provision of the ASC 815 relating to derivatives and hedging on January 1, 2009.  This guidance requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  Other than the required disclosures, the adoption had an immaterial impact on the consolidated financial statements.

The Company adopted the provisions of ASC 250 – Intangibles—Goodwill and Other (“ASC 250”) relating to the Determination of the Useful Life of Intangible Assets on January 1, 2009.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  The adoption had an immaterial impact on the consolidated financial statements.

The Company adopted the provisions of ASC 260 – Earnings per Share (“ASC 260”) as they relate to the Emerging Issues Task Force (“EITF”) guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities on January 1, 2009.  ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share.  The adoption did not have a material impact on the consolidated financial statements.

The Company adopted ASC 825 – Financial Instruments (“ASC 825”) relating to Interim Disclosures about Fair Value of Financial Instruments on June 1, 2009.  This guidance requires disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Other than the required disclosures, the adoption had no impact on the consolidated financial statements.

The Company adopted the provisions of ASC 805 relating to the Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies effective January 1, 2009.  The guidance amends and clarifies guidance previously issued on Business Combinations and addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company adopted this guidance in the current year and accordingly accounted for the current-year acquisitions under the provisions of the guidance.

In June 2009, the FASB issued guidance which amends previously issued guidance on the Consolidation of Variable Interest Entities.  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  The guidance is effective for the Company beginning January 1, 2010.  The Company is currently evaluating the impact its provisions will have on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standard Updated (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

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

During fiscal 2009, 2008 and 2007, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock awards and restricted stock units were antidilutive for the year and were not included in the computation of diluted weighted average shares.  The weighted average unrestricted restricted stock grants and restricted stock units excluded from the calculations of diluted net loss per share was 1.3 million, 1.7 million and 1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

4.          Acquisitions

The Company’s financial results are impacted by the timing, size and number of acquisitions and leases the Company completes in a period. The number of facilities owned or leased by the Company increased by a net 20 communities during the year ended December 31, 2009.  The results of facilities and companies acquired are included in the consolidated financial statements from the effective date of the acquisition.

2009 Acquisitions

Effective November 18, 2009, the Company acquired 18 senior living communities in an asset acquisition from affiliates of Sunrise Senior Living, Inc. (“Sunrise”).  The aggregate net purchase price for the 18 communities acquired was $190.0 million.  Transaction expenses of approximately $2.4 million were incurred and were recorded as general and administrative expense in the current year.  In connection with the acquisition, the Company assumed approximately $98.8 million of non-recourse mortgage debt which had an acquisition date fair value of approximately $92.0 million, with the balance of the purchase price paid from cash on hand.  The results of operations of the acquired communities are included in the Assisted Living segment.

Effective December 17, 2009, the Company acquired the remaining interest in three retirement center communities that were previously managed by the Company and in which the Company previously had a noncontrolling interest.  The Company’s interest was previously accounted for under the equity method and had a fair value and carrying value of zero prior to the acquisition.  The aggregate purchase price for the communities was $102.0 million.  Transaction expenses of $0.3 million were incurred and were recorded as general and administrative expense in the current year.  The Company financed the transaction by obtaining a $75.4 million non-recourse mortgage loan with the balance of the purchase price paid from cash on hand.  The mortgage debt has a ten year term and bears interest at a fixed rate of 6.09%.  The results of operations of the acquired communities are included in the Retirement Center segment.

During the year ended December 31, 2009, the Company purchased three home health agencies as part of its growth strategy for an aggregate purchase price of approximately $1.5 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible and recorded on the consolidated balance sheet under other intangible assets, net.

2008 Acquisitions

During the year ended December 31, 2008, the Company purchased 11 home health agencies as part of its growth strategy for an aggregate purchase price of approximately $6.7 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible and recorded on the consolidated balance sheet under other intangible assets, net.

5.          Investment in Unconsolidated Ventures

The Company had investments in unconsolidated joint ventures of 20% in each of five entities at December 31, 2009.  The Company sold its 10% investment in one joint venture during the first quarter of 2009 for $14.3 million.  During the fourth quarter of 2009 the Company purchased the majority interest of one of its joint ventures from the other partner (Note 4).

At December 31, 2008, the Company had investments in unconsolidated joint ventures ranging from 10% to 25% in seven entities.  The Company sold its 49% investment in one joint venture during the third quarter of 2008 for $4.2 million, the loss on sale of which is reported in other non-operating income in the consolidated statements of operations.

Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, and for the years then ended are as follows (including the results of acquired joint venture prior to the effective date of the acquisition and divested joint venture through the effective date of the divestiture) (dollars in thousands):

	2009	2008	2007
Statement of Operations Data
Total revenue	$100,854	$113,246	$133,103
Expense
Facility operating expense	63,068	73,126	88,641
Depreciation and amortization	15,726	17,186	21,557
Interest expense	19,616	17,975	22,347
Other expense	1,684	2,475	2,959
Total expense	100,094	110,762	135,504
Interest income	3,834	3,932	1,717
Net income (loss)	$4,594	$6,416	$(684)

	2009	2008
Balance Sheet Data
Cash and cash equivalents	$1,912	$5,662
Property, plant and equipment, net	327,914	492,920
Other	120,356	132,261
Total assets	$450,182	$630,843
Accounts payable and accrued expenses	$47,412	$108,441
Long-term debt	267,173	335,678
Members’ equity	135,597	186,724
Total liabilities and members’ equity	$450,182	$630,843
Members’ equity consists of:
Invested capital	$281,077	$288,376
Cumulative net (loss) income	(17,288)	16,572
Cumulative distributions	(128,192)	(118,224)
Members’ equity	$135,597	$186,724

6.          Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2009 and 2008, net property, plant and equipment and leasehold intangibles, which include assets under capital leases, consisted of the following (dollars in thousands):

	2009	2008
Land	$272,737	$253,453
Buildings and improvements	2,968,659	2,626,079
Furniture and equipment	334,553	277,680
Resident and operating lease intangibles	599,618	607,256
Construction in progress	17,702	98,418
Assets under capital and financing leases	606,224	555,872
	4,799,493	4,418,758
Accumulated depreciation and amortization	(941,719)	(720,924)
Property, plant and equipment and leasehold intangibles, net	$3,857,774	$3,697,834

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the years ended December 31, 2009 and 2008, the Company evaluated property, plant and equipment and leasehold intangibles for impairment.  Through December 31, 2009 and 2008, $10.1 million and $5.0 million, respectively, of non-cash charges were recorded in the Company’s operating results and shown within goodwill and asset impairment in the accompanying consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to lower than expected performance of the underlying business.  Fair value of the assets was determined based upon estimates of future cash flows developed by management using Level 3 inputs or based on an estimated fair value per unit of the underlying communities.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $233.9 million, $242.8  million and $251.2 million, respectively.

Future amortization expense for resident and operating lease intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2010	$50,106
2011	42,098
2012	41,213
2013	39,415
2014	35,495
Thereafter	126,841
Total	$335,168

7.          Goodwill and Other Intangible Assets, Net

The Company adopted ASC 350 - Goodwill and Other Intangible Assets, on October 1, 2002 and tests goodwill for impairment annually or whenever indicators of impairment arise.  During 2009, the Company performed its annual impairment review of goodwill allocated to its operating segments and determined that no impairment charge was necessary.  As a result of the 2008 annual impairment review, the Company recorded a charge of $215.0 million related to goodwill recorded on the CCRC segment which is recorded as a component of operating results and shown within goodwill and asset impairment in the accompanying consolidated statement of operations.  The impairment charge is non-cash in nature.  The Company determined the fair value of the reporting unit based on estimates of future cash flows developed by management.  In determining the amount of goodwill impairment, the Company estimated fair value using estimated cash flows of the underlying businesses to value significant assets of the reporting unit.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and the Company’s stock price at December 31, 2008 compared with the Company’s stock price at September 30, 2008.  During the year ended December 31, 2007 no goodwill impairment was recognized.

Following is a summary of changes in the carrying amount of goodwill for the year ended December 31, 2009 and 2008 presented on an operating segment basis (dollars in thousands):

	December 31, 2009				December 31, 2008
	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$—	$(487)	$7,155	$7,642	$(487)	$—	$7,155
Assisted Living	102,812	(132)	—	102,680	102,812	—	—	102,812
CCRCs	214,999	—	(214,999)	—	214,999	—	(214,999)	—
Total	$325,453	$(132)	$(215,486)	$109,835	$325,453	$(487)	$(214,999)	$109,967

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(10,169)	$137,513	$147,682	$(6,457)	$141,225
Management contracts and other	158,041	(109,323)	48,718	158,041	(77,807)	80,234
Home health licenses	11,812	—	11,812	10,130	—	10,130
Total	$317,535	$(119,492)	$198,043	$315,853	$(84,264)	$231,589

Amortization expense related to definite-lived intangible assets for the twelve months ended December 31, 2009, 2008 and 2007 was $35.2 million, $35.7 million and $34.5 million, respectively.

Estimated amortization expense related to intangible assets with definite lives at December 31, 2009, for each of the years in the five-year period ending December 31, 2014 and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2010	$34,829
2011	21,268
2012	3,690
2013	3,690
2014	3,690
Thereafter	119,064
Total	$186,231

8.          Other Assets

Other assets consist of the following components as of December 31, (dollars in thousands):

	2009	2008
Notes receivable	$24,418	$22,168
Deferred costs	21,635	23,729
Lease security deposits	17,603	19,561
Other	5,612	5,217
Total	$69,268	$70,675

9.          Sale-Leaseback Transaction

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

10.          Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	December 31,
	2009	2008
Mortgage notes payable due 2010 through 2039; weighted average interest at rates of 4.70% in 2009 (weighted average interest rate 5.33% in 2008)	$1,416,732	$1,246,204
$150,000 Series A notes payable, secured by five facilities, bearing interest at LIBOR plus 0.88% effective August 2006 (3.05% prior to that date), payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013, and secured by a $7.0 million guaranty by BLC and a $3.0 million letter of credit	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.64% in 2009 (weighted average interest rate of 5.64% in 2008), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012 secured by the underlying assets of the portfolio	212,407	212,407
Discount mortgage note payable due 2013, weighted average interest rate of 2.45%, net of debt discount of $6.8 million	78,631	—
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 1.84% and 4.40% at December 31, 2009 and 2008, respectively), due 2032 secured by the underlying assets of the portfolio, payable interest only until maturity	100,841	100,841
Capital and financing lease obligations payable through 2020; weighted average interest rate of 8.74% in 2009 (weighted average interest rate of 8.84% in 2008)	351,735	318,440
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s facilities and a $11.5 million guaranty by the Company	315,180	315,180
Construction financing due 2011 through 2023; weighted average interest rate of 5.12% in 2009 (weighted average interest rate of 6.02% in 2008)	―	50,404
Total debt	2,625,526	2,393,476
Less current portion	166,185	158,476
Total long-term debt	$2,459,341	$2,235,000

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2009 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2010	$147,476	$51,109	$198,585
2011	287,027	52,528	339,555
2012	884,970	52,888	937,858
2013	642,392	50,529	692,921
2014	141,820	51,844	193,664
Thereafter	176,797	313,527	490,324
Total obligations	2,280,482	572,425	2,852,907
Less amount representing debt discount	(6,691)	―	(6,691)
Less amount representing interest (8.74%)	―	(220,690)	(220,690)
Total	$2,273,791	$351,735	$2,625,526

In accordance with applicable accounting pronouncements, as of December 31, 2009, the Company’s consolidated financial statements reflect approximately $166.2 million of non-recourse debt obligations due within the next 12 months.

Although certain of the Company’s debt obligations are scheduled to mature on or prior to December 31, 2010, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $126.0 million of certain non-recourse mortgages payable included in current maturities of debt until 2011, as the instruments associated with these mortgages payable provide that the Company can extend the respective maturity dates for one 12 month term each from the existing maturity dates.

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

As of December 31, 2008, $159.5 million was drawn on the revolving loan facility and $149.7 million of letters of credit had been issued under letter of credit facilities.  Included in the $149.7 million of letters of credit outstanding at December 31, 2008 was $32.2 million of duplicative letters of credit posted with counterparties that were in process of being returned.  As of December 31, 2009, these duplicative letters of credit were returned and are no longer outstanding.

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

On June 1, 2009, in connection with the equity offering described in Note 17, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) pursuant to which the maximum revolving loans that can be outstanding at any time under the amended credit agreement was reduced to $75.0 million.  In addition, the interest rate margin on loans, as well as fees on letters of credit, as a result of the maximum amount of the facility having been reduced to $75.0 million, was reduced to 6.0%.

Pursuant to the First Amendment, the Company has been given greater flexibility to make acquisitions by increasing aggregate permitted cash consideration from $10.0 million to $100.0 million, to make capital expenditures up to $30.0 million per quarter and to incur an additional $20.0 million in liens and letters of credit.

On December 7, 2009, the Company entered into an agreement to establish a letter of credit facility for up to $30.0 million.  The facility expires on May 31, 2012.  The Company is required to pay a fee of 0.75% of the amount of any letters of credit issued and is required to cash collateralize any outstanding letters of credit issued under the facility.

As of December 31, 2009, the Company has an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and separate secured and unsecured letter of credit facilities of up to $78.5 million in the aggregate.  As of December 31, 2009, there were no borrowings under the revolving loan facility, $17.3 million of letters of credit had been issued under the amended credit facility, and $48.8 million of letters of credit had been issued under the separate secured and unsecured letter of credit facilities.

In late 2008, the Company began replacing some of its outstanding letters of credit with restricted cash deposits in order to reduce the Company’s letter of credit needs.

Effective February 23, 2010, the Company entered into a new revolving credit facility. The new facility has a commitment of $100.0 million, with an option to increase the commitment to $120.0 million.  Refer to Note 26 for additional disclosure.

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

On November 17, 2009, the Company entered into a Participation and Servicing Agreement whereby the Company acquired an undivided participation interest of 16.95% in a $29.5 million loan where the Company is the borrower under the loan.  In 2009, the Company paid $3.5 million to obtain its 16.95% interest, representing unpaid principal of $5.0 million, thereby recognizing a gain on extinguishment of debt of $1.5 million.

On November 18, 2009, the Company assumed $98.8 million of debt in connection with the acquisition of 18 senior living communities.  The Company recorded a debt discount of $6.8 million in connection with the acquisition as the debt assumed had a fair value of approximately $92.0 million at the acquisition date.  Approximately $13.4 million of the debt matures in June 2010 and $78.6 million of the debt matures in June 2013.

On December 7, 2009, the Company entered into two Note Modification Agreements which extended the maturity date on the aggregate debt of $47.3 million due on January 25, 2011 to January 25, 2013.

On December 18, 2009, the Company obtained $75.4 million of first mortgage financing on three communities that bears interest at 6.09%.  The debt matures on December 18, 2019 and is secured by the underlying properties.  The net proceeds from the transaction were used to acquire the remaining interest in three retirement center communities that were previously managed by the Company and in which the Company had a noncontrolling interest.

As of December 31, 2009, the Company is in compliance with the financial covenants of its outstanding debt.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold. Cash collateral pledged to the Company’s counterparties was $16.2 million and $13.9 million as of December 31, 2009 and 2008, respectively.

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

The following table summarizes the Company’s swap instruments at December 31, 2009 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.7 years
Estimated liability fair value (included in other liabilities at December 31, 2009)	$(16,950)
Estimated liability fair value (included in other liabilities at December 31, 2008)	$(20,931)
Estimated asset fair value (included in other assets at December 31, 2009)	$—
Estimated asset fair value (included in other assets at December 31, 2008)	$—

The following table summarizes the Company’s cap instruments at December 31, 2009 (dollars in thousands):

Current notional balance	$811,365
Highest possible notional	$811,365
Lowest interest cap rate	4.96%
Highest interest cap rate	6.50%
Average fixed cap rate	5.94%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.6 years
Estimated liability fair value (included in other liabilities at December 31, 2009)	$—
Estimated liability fair value (included in other liabilities at December 31, 2008)	$—
Estimated asset fair value (included in other assets at December 31, 2009)	$1,221
Estimated asset fair value (included in other assets at December 31, 2008)	$350

Prior to October 1, 2006, the Company qualified for hedge accounting on designated swap instruments pursuant to ASC 815, with the effective portion of the change in fair value of the derivative recorded in other comprehensive income and the ineffective portion included in the change in fair value of derivatives in the statement of operations.

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

During the year ended December 31, 2009, the Company purchased and assumed $140.8 million in aggregate notional amount of interest rate caps.  In conjunction with these transactions, $0.1 million was paid to the counterparty.

11.          Accrued Expenses

Accrued expenses consist of the following components as of December 31, (dollars in thousands):

	2009	2008
Salaries and wages	$50,385	$43,346
Insurance reserves	30,036	27,516
Real estate taxes	23,480	30,829
Vacation	20,033	18,504
Lease payable	8,350	7,952
Interest	6,878	7,397
Income taxes	1,519	2,005
Other	29,363	32,817
Total	$170,044	$170,366

12.          Facility Operating Leases

The Company has entered into sale leaseback and lease agreements with certain real estate investment trusts (REITs). Under these agreements communities are either sold to the REIT and leased back or a long-term lease agreement is entered into for the communities. The initial lease terms vary from 10 to 20 years and include renewal options ranging from 5 to 30 years.  The Company is responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of the Company’s lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease.  The Company typically guarantees its performance and the lease payments under the master lease and is subject to net worth, minimum capital expenditure requirements per community per annum and minimum lease coverage ratios.  Failure to comply with these covenants could result in an event of default.  Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

As of December 31, 2009 and 2008, the Company operated 359 and 358 communities, respectively, under long-term leases (298 operating leases and 61 capital and financing leases at December 31, 2009).  The remaining base lease terms vary from 4 months to 38 years and generally provide for renewal, extension and purchase options. The Company expects to renew, extend or exercise purchase options in the normal course of business; however, there can be no assurance that these rights will be exercised in the future.

One lease required posting of a lease security deposit in an interest bearing account at closing.  The lease security deposit will be released upon achieving certain lease coverage ratios.  The Company agreed to spend a minimum of $450 per unit per year on capital improvements of which the lessor will reduce the security deposit by the same amount up to $600 per unit, or $2.7 million per year. For the years ended December 31, 2009, 2008 and 2007, a release of $2.2 million, $2.7 million and $2.4 million, respectively, was received from the lease security deposit.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Cash basis payment	$260,590	$253,226	$250,531
Straight-line expense	15,851	20,585	25,439
Amortization of deferred gain	(4,345)	(4,342)	(4,342)
Facility lease expense	$272,096	$269,469	$271,628

13.          Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company’s estimate of expected losses plus incurred but not reported claims. As of December 31, 2009 and 2008, the Company accrued $59.2 million and $56.7 million for the self-insured portions of programs of which $29.2 million is classified as long-term for both December 31, 2009 and 2008.  During 2007, the Company received a $4.2 million collateral recovery from an insurance carrier relating to an adjustment of an Alterra bankruptcy preconfirmation contingency.

The Company has secured self-insured retention risk under workers’ compensation and general liability and professional liability programs with cash and letters of credit aggregating $13.9 million and $33.7 million, and $10.9 million and $64.3 million as of December 31, 2009 and 2008, respectively.

14.          Retirement Plans

The Company maintains 401(k) Retirement Savings Plans for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  For the year ended December 31, 2008, the Company made matching contributions in amounts equal to 50% of the employee’s contribution to the plan, up to a maximum of 4.0% of contributed compensation.  Employees are always 100% vested in their own contributions and vest in the Company’s contributions over five years.  Contributions to these plans were $4.8 million and $3.6 million for the years ended December 31, 2008 and 2007, respectively.  These amounts are included in facility operating expense and general and administrative expense in the accompanying consolidated statements of operations.  In 2009, the Company suspended the matching contribution.  Effective January 1, 2010, the Company began making matching contributions in amounts equal to 12.5% of the employee’s contribution to the plan, up to a maximum of 4.0% of contributed compensation.  An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the board of directors, based upon the Company’s performance.

15.          Related Party Transactions

Pursuant to the terms of his employment agreement, in October 2000, BLC loaned approximately $2.0 million to Mark J. Schulte, the Company’s former Co-Chief Executive Officer and a current member of the Company’s Board of Directors.  In exchange, BLC received a ten-year, secured, non-recourse promissory note, which note bears interest at a rate of 6.09% per annum, 2.0% of which is payable in cash and the remainder of which accrues and is due at maturity on October 2, 2010. The note is secured by a portion of the Company’s common stock owned by Mr. Schulte. There has been no modification to the terms of the loan since the date of enactment of the Sarbanes-Oxley Act of 2002.

During 2008, the Company learned that certain funds affiliated with Fortress Investment Group LLC became participating lenders under the Company’s previous revolving credit facility.  Immediately prior to the date that the Company entered into an amended and restated credit facility on February 27, 2009, such funds, in the aggregate, were committed for $136.4 million of the $245.0 million line of credit limit.  Based on actual borrowings in effect immediately prior to the date that the Company entered into the 2009 amended and restated credit facility, the Company was indebted to these funds in the aggregate amount of $108.6 million.  These Fortress funds were also participating lenders under the Company’s 2009 amended and restated credit facility.  In the aggregate, as of December 31, 2009, these funds were committed for approximately $32.4 million of the $75.0 million line of credit limit.  As of December 31, 2009, there were no outstanding borrowings under the revolving loan facility and $17.3 million of letters of credit had been issued under the credit facility.

Under the terms of the registration rights provisions of the Company’s Stockholders Agreement, the Company is generally obligated to pay all fees and expenses incurred in connection with certain public offerings by affiliates of Fortress (other than underwriting discounts, commissions and transfer taxes).  In connection with the Company’s obligations thereunder, the Company incurred approximately $0.8 million of expenses in the fourth quarter of 2009 related to a public equity offering by Fortress affiliates.

16.          Stock-Based Compensation

In December 2004, the FASB issued guidance on accounting for share-based payment transactions, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.   This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. The Company adopted this guidance in connection with its initial grants of restricted stock effective August 2005, which were converted into BSL restricted stock on September 30, 2005.

On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of restricted securities to those participants selected by their board of directors. At September 30, 2005 these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share.  Pursuant to the plans, the awards vest through 2010.  As of December 31, 2009, 255,000 shares of unvested restricted stock issued under the plans were outstanding.

On October 14, 2005, the Company adopted a new equity incentive plan for its employees, the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (“Incentive Plan”), which was approved by its stockholders on October 14, 2005. A total of 2,000,000 shares of common stock were initially reserved for issuance under the Incentive Plan; provided, however, that commencing on the first day of the fiscal year beginning in calendar year 2006, the number of shares reserved and available for issuance was increased by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year.  The maximum aggregate number of shares subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year may not exceed 500,000, and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 500,000.

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

On June 15, 2006, the Company registered 2,900,000 shares of common stock (2,500,000 shares of common stock in connection with the ARC Merger and 400,000 shares of common stock resulting from the automatic annual increase for fiscal year 2006), under the Incentive Plan.  On June 26, 2008, the Company registered an additional 800,000 shares under the Incentive Plan (representing the automatic annual increases that occurred on January 1, 2007 and January 1, 2008).  On June 23, 2009, the Company registered an additional 6,400,000 shares under the Incentive Plan (representing a 6,000,000 share increase approved by the Company’s stockholders on June 23, 2009 and the automatic annual increase that occurred on January 1, 2009).

Certain participants received dividends on unvested shares. Where participants did not receive dividends on unvested shares during the vesting period, the grant-date per share fair value was reduced for the present value of the expected dividend stream during the vesting period. The shares are subject to certain transfer restrictions and may be forfeited upon termination of a participant's employment for any reason, absent a change in control of the Company.

On September 15, 2006, the Company entered into Separation and General Release Agreements (“Agreements”) with two officers that accelerated the vesting provision of a portion of their restricted stock grants upon satisfying certain conditions. As a result of the modification, the previous compensation expense related to these grants was reversed and a charge based on the fair value of the stock at the modification date will be recorded over the modified vesting period. The net impact of the adjustment was $4.1 million of additional expense for the year ended December 31, 2007.

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

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. During the current year the Company reversed approximately $0.1 million of previously recognized compensation expense related to performance-based awards granted in 2007.

During the current year, the Company issued restricted stock units to its Chief Executive Officer.  Under the terms of the award agreement, upon vesting, each restricted stock unit represents the right to receive one share of the Company’s common stock.

The following table sets forth information about the Company’s restricted stock awards (excludes restricted stock units) (amounts in thousands):

	Number of Shares
	2009	2008	2007
Outstanding on January 1,	3,543	3,020	3,282
Granted	2,326	1,975	662
Vested	(1,321)	(944)	(680)
Cancelled/forfeited	(633)	(508)	(244)
Outstanding on December 31,	3,915	3,543	3,020

The weighted-average grant-date fair value of restricted shares and restricted stock units granted during the years 2009, 2008, and 2007 was $9.55, $16.10, and $35.92, respectively.  As of December 31, 2009, there was $39.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a period of 2.6 years.

Current year grants of restricted shares and restricted stock units under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares/Restricted Stock Units Granted	Value Per Share	Total Value
Three months ended March 31, 2009	84	$3.48 – 6.15	$301
Three months ended June 30, 2009	2,562	$5.14 – 9.39	$24,030
Three months ended September 30, 2009	65	$9.83 – 10.71	$694
Three months ended December 31, 2009	115	$16.84 – 18.46	$1,988

Compensation expense of $26.9 million, $28.9 million and $20.1 million in connection with the grants of restricted stock and restricted stock units was recorded for the years ended December 31, 2009, 2008 and 2007, respectively.  For the years ended December 31, 2009, 2008 and 2007 compensation expense was calculated net of forfeitures estimated from 0% - 5%, 0% - 6% and 5%, respectively, of the shares granted.

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

17.          Stockholders’ Equity

On June 8, 2009, the Company completed a public equity offering of 16,046,512 shares of common stock.  The offering yielded net proceeds of approximately $163.8 million which was used primarily to repay the $125.0 million of indebtedness which was outstanding under the Company’s amended credit facility.

18.          Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2009 (dollars in thousands):

	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$1,221	$—	$1,221	$—
Derivative liabilities	(16,950)	—	(16,950)	—
	$(15,729)	$—	$(15,729)	$—

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

19.          Share Repurchase Program

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

20.          Income Taxes

The benefit for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Federal
Current	$2,795	$(77)	$(339)
Deferred	31,684	89,498	103,180
	34,479	89,421	102,841
State:
Current	$(1,553)	$(2,690)	$(1,581)
Deferred (included in Federal above)	―	—	—
	(1,553)	(2,690)	(1,581)
Total	$32,926	$86,731	$101,260

A reconciliation of the benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Tax benefit at U.S. statutory rate	$34,713	$160,990	$92,271
State taxes, net of federal income tax	3,002	16,449	9,521
Credits	2,088	—	—
FIN 48	1,892	—	—
Goodwill impairment	―	(83,850)	—
Stock compensation	(5,550)	(3,682)	—
Officer’s compensation	(2,147)	—	—
Valuation allowance	(973)	(3,328)	—
Other, net	(99)	152	(532)
Total	$32,926	$86,731	$101,260

The Company adopted ASC 810 as of December 31, 2003 and consolidated the VIEs for financial reporting purposes. For federal and state income tax purposes, the Company is not the legal owner of the entities and is not entitled to receive tax benefits generated from the losses associated with these VIEs.  By December 31, 2007, all of these entities had been acquired by the Company.

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2009	2008
Deferred income tax assets:
Operating loss carryforwards	$197,520	$183,331
Capital lease obligations	100,551	106,872
Prepaid revenue	42,604	43,693
Deferred lease liability	42,048	35,988
Accrued expenses	40,788	49,816
Deferred gain on sale leaseback	14,312	15,755
Tax credits	8,048	5,239
Fair value of interest rate swaps	5,884	8,339
Other	―	2,407
Total gross deferred income tax asset	451,755	451,440
Valuation allowance	(10,708)	(9,735)
Net deferred income tax assets	441,047	441,705
Deferred income tax liabilities:
Property, plant and equipment	(564,868)	(602,913)
Other	(8,804)	(2,762)
Total gross deferred income tax liability	(573,672)	(605,675)
Net deferred tax liability	$(132,625)	$(163,970)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2009	2008
Deferred tax asset – current	$7,688	$14,677
Deferred tax liability – noncurrent	(140,313)	(178,647)
Net deferred tax liability	$(132,625)	$(163,970)

In connection with Alterra’s emergence from bankruptcy in December 2003, its assets and liabilities were recorded at their respective fair market values. Deferred tax assets and liabilities were recognized for the tax effect of the difference between the fair values and the tax bases of Alterra’s assets and liabilities. In addition, deferred tax assets were recognized for the future use of net operating losses. The valuation allowance established to reduce deferred tax assets as of December 31, 2004 was $28.4 million. The reduction in this valuation allowance relating to net deferred tax items existing at the Effective Date will increase additional paid in capital.

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

As of December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $504.9 million and $468.6 million, respectively, which are available to offset future taxable income through 2029.  The Company believes it is more likely than not that it will utilize all of its federal losses prior to expiration.  The Company has recorded valuation allowances of $8.5 million and $8.2 million at December 31, 2009 and 2008, respectively against its state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration.  The carryforward period for some states is considerably shorter than the period which is allowed for Federal purposes.  The Company also recorded valuation allowances of $2.2 million and $1.5 million at December 31, 2009 and 2008, respectively, against 2008 state credits.  Included in the Company’s net operating loss carryforward is $10.8 million of losses relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.  The impact to the income tax expense relating to the dividends on the unvested shares for the period ended December 31, 2008 is now included in the stock based compensation computation under ASC 718-10.   No dividends were paid in 2009.

The formation of BSL, reorganization of Alterra, and the acquisitions of ARC and SALI constitute ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, BSL’s ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.

The Company adopted ASC 740 - Income Taxes (“ASC 740”) as of January 1, 2007.  At December 31, 2009, the Company had gross tax affected unrecognized tax benefits of $2.4 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805.  Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements.  Total interest and penalties reserved is $1.6 million at December 31, 2009.   Tax returns for years 2007 through 2008 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2006 to the extent of the net operating losses generated during those periods.  The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2009 and prior years will significantly change in 2010.

A reconciliation of the unrecognized tax benefits for the year 2009 is as follows (dollars in thousands):

Balance at January 1, 2009	$4,424
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	464
Reductions for tax positions related to prior years	(2,351)
Settlements	(139)
Balance at December 31, 2009	$2,398

21.          Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
	2009	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$131,347	$148,377	$143,930
Income taxes paid	$1,682	$1,591	$1,415

Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
De-consolidation of leased development property:
Property, plant and equipment and leasehold intangibles, net		$(3,887)		$(6,387)	$(2,978)
Long-term debt		3,887		6,387	2,978
Net	$	―		$—	$—
Capital leases:
Property, plant and equipment and leasehold intangibles, net		$18,236		$35,942	$—
Long-term debt		(18,236)		(35,942)	—
Net		$—		$—	$—
Lease Incentive:
Property, plant and equipment and leasehold intangibles, net		$1,237	$	―	$—
Deferred liabilities		(1,237)		―	—
Net		$—		$—	$—
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted		$1,404		$—	$387

Account receivable, net	—	—	64
Prepaid expenses and other current assets	10,573	—	—
Property, plant and equipment and leasehold intangibles	285,488	—	172,074
Investment in unconsolidated ventures	―	—	(1,342)
Goodwill	―	—	3,395
Other intangible assets, net	1,543	6,731	(668)
Other assets, net	40	—	(173)
Other liabilities	(2,900)	—	(3,201)
Long-term debt and capital and financing lease obligations	(92,011)	—	(2,786)
Noncontrolling interest	―	—	4,351
Net	$204,137	$6,731	$172,101
De-consolidation of an entity pursuant to FIN 46(R):
Accounts receivable	$—	$92	$—
Prepaid expenses and other current assets	—	1,870	—
Property, plant and equipment and leasehold intangibles, net	—	36,613	—
Other assets, net	—	7	—
Investment in unconsolidated ventures	—	186	—
Long-term debt	—	(29,159)	—
Accrued expenses	—	(1,252)	—
Trade accounts payable	—	(20)	—
Tenant security deposits	—	(173)	—
Refundable entrance fees and deferred revenue	—	(89)	—
Additional paid-in-capital	—	(13,287)	—
Accumulated deficit	—	5,212	—
Net	$—	$—	$—
Reclassification of other intangibles, net	$141	$—	$—

22.          Commitments and Contingencies

The Company has three operating lease agreements for 30,314, 55,296 and 99,374 square feet (unaudited) of corporate office space that extend through 2012, 2019 and 2014, respectively. The leases require the payment of base rent which escalates annually, plus operating expenses (as defined).  The Company incurred rent expense of $3.9 million, $4.0 million and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, under the corporate office leases.

The aggregate amounts of all future minimum operating lease payments, including community and office leases, as of December 31, 2009, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2010	$265,471
2011	266,679
2012	263,842
2013	253,526
2014	227,845
Thereafter	995,089
Total	$2,272,452

The Company has employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers’ employment, as described in those agreements.

23.          Litigation

The Company has settled the litigation specifically described below.

In connection with the sale of certain communities to Ventas Realty Limited Partnership in 2004, two legal actions were filed against the Company, certain of its subsidiaries and affiliates and the Company’s former Chief Financial Officer.  During the year ended December 31, 2008, the Company recorded an $8.0 million reserve related to the foregoing matters.  The first action, captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P., et al., was settled by the parties and formally dismissed in 2008.  The second action, captioned Edith Zimmerman et al. v. GFB-AS Investors, LLC and Brookdale Living Communities, Inc., was settled by the parties and formally dismissed in 2009.

In addition, the Company has been and is currently involved in other litigation and claims incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, the Company maintains insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards.  Effective January 1, 2010, the Company’s current policies provide for deductibles of $150,000 for each claim.  Accordingly, the Company is, in effect, self-insured for claims that are less than $150,000.

24.          Segment Information

The Company has four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that the chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the year ended December 31, 2009, eight communities moved between segments to more accurately reflect the underlying product offering of each segment.  The movement did not change the Company’s reportable segments, but it did impact the revenues and cost reported within each segment.

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

The accounting policies of the Company’s reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Revenue(1):
Retirement Centers	$496,744	$497,453	$489,931
Assisted Living	925,917	890,075	841,819
CCRCs	593,688	533,532	500,757
Management Services	6,719	6,994	6,789
	$2,023,068	$1,928,054	$1,839,296
Segment Operating Income(2):
Retirement Centers	$213,608	$211,418	$216,581
Assisted Living	324,969	299,431	301,953
CCRCs	175,495	148,630	143,036
Management Services	4,703	4,896	4,752
	718,775	664,375	666,322

General and administrative (including non-cash stock compensation expense)(3)	132,848	138,821	135,976
Facility lease expense	272,096	269,469	271,628
Depreciation and amortization	271,935	276,202	299,925
Loss on sale of communities, net	2,043	―	―
Goodwill and asset impairment	10,073	220,026	—
Income (loss) from operations	$29,780	$(240,143)	$(41,207)

	As of December 31,
	2009	2008	2007
Total assets:
Retirement Centers	$1,109,794	$1,094,180	$1,226,802
Assisted Living	1,519,693	1,532,311	1,547,902
CCRCs	1,685,832	1,476,206	1,651,467
Corporate and Management Services	330,624	346,561	385,451
	$4,645,943	$4,449,258	$4,811,622

__________

(1)	All revenue is earned from external third parties in the United States.

(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(3)	Net of general and administrative costs allocated to management services reporting segment.

25.          Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2009		June 30, 2009		September 30, 2009		December 31, 2009
Revenues		$497,946		$500,757		$505,843		$518,522
Income (loss) from operations(1)		10,253		16,754		7,165		(4,392)
Loss before income taxes		(22,748)		(13,025)		(28,619)		(34,789)
Net loss		(13,636)		(10,530)		(21,290)		(20,799)
Weighted average basic and diluted loss per share		$(0.13)		$(0.10)		$(0.18)		$(0.18)
Weighted average shares used in computing basic and diluted loss per share		101,738		106,042		118,455		118,653
Cash dividends declared per share	$	―	$	―	$	―	$	―

	For the Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$480,648	$478,201	$482,277	$486,928
Loss from operations(1)	(551)	(4,697)	(10,968)	(223,927)
Loss before income taxes	(84,980)	(6,256)	(58,215)	(310,521)
Net loss	(55,093)	(3,485)	(35,877)	(278,786)
Weighted average basic and diluted loss per share	$(0.54)	$(0.03)	$(0.36)	$(2.75)
Weighted average shares used in computing basic and diluted loss per share	101,995	101,856	101,398	101,424
Cash dividends declared per share	$0.25	$0.25	$0.25	$—

__________

(1)	Fourth quarter 2009 and 2008 results include non-cash impairment charges of $10.1 million and $220.0 million, respectively.

26.          Subsequent Events

On February 22, 2010, the Company entered into an agreement to acquire four independent living communities that the Company currently leases for an aggregate purchase price of $22.5 million.  In connection therewith, the remaining leases between the Company and the seller/lessor were amended to modify and clarify certain of the terms thereof, including various financial and non-financial covenants.  The Company anticipates that the purchase of the four communities will close in April 2010.

Effective February 23, 2010, the Company terminated the $75.0 million revolving credit facility with Bank of America, N.A. and entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The new facility has a commitment of $100.0 million, with an option to increase the commitment to $120.0 million, and is scheduled to mature on June 30, 2013.

The revolving line of credit may be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The new facility is secured by a first priority lien on certain of the Company’s communities.  The availability under the line may vary from time to time as it is based on borrowing base calculations related to the value and performance of the communities securing the facility.

Amounts drawn under the facility will bear interest at 90-day LIBOR plus an applicable margin, as described below.  For purposes of determining the interest rate, in no event shall LIBOR be less than 2.0%.  The applicable margin varies with the percentage of the total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50%, and a 5.5% margin at greater than 50% utilization.  The Company is also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

Effective February 25, 2010, the Company obtained a $44.6 million first mortgage loan, secured by five communities that the Company acquired in November 2009.  The loan bears interest at a fixed rate of 6.33% and matures in March 2020.  In connection with the transaction, the Company repaid $13.4 million of debt that had been assumed at the time of closing of the acquisition.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses		Charged To other Accounts		Acquisitions	Deductions	Balance at End of Period
Deferred Tax Valuation Account:
Year ended December 31, 2007	$6,000		$—	$407	(1)	$—	$—	$6,407
Year ended December 31, 2008	$6,407		$—	$3,328	(2)	$—	$—	$9,735
Year ended December 31, 2009	$9,735	$	―	$973	(3)	$—	$—	$10,708

__________

(1)	Adjustment to valuation allowance based on final returns.
(2)	Adjustment to valuation allowance for state net operating losses of $1,800. Establishment of valuation allowance against federal tax credits of $1,528.
(3)	Adjustment to valuation allowance for state net operating losses of $264. Establishment of valuation allowance against state tax credit of $709.

    See accompanying report of independent registered public accounting firm.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

The disclosure regarding the termination of our $75.0 million revolving credit facility with Bank of America, N.A. and our new $100.0 million revolving credit facility contained under “Credit Facilities – 2010 Credit Facility” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.  The summary contained therein of certain provisions of the new credit agreement with General Electric Capital Corporation does not purport to be complete and is qualified in its entirety by reference to the full text of the credit agreement filed as Exhibit 10.29 hereto, which is incorporated herein by reference.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings “Proposal Number One - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this report.

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

Item 11.          Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings “Compensation of Directors” and “Compensation of Executive Officers” in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2009 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and, rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(3)	—	—	6,626,312
Equity compensation plans not approved by security holders(4)	—	—	95,189
Total	—	—	6,721,501

(1)
In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock, restricted stock units or other forms of equity-based compensation. As of December 31, 2009, 3,660,112 shares of unvested restricted stock and 400,000 restricted stock units issued under our Omnibus Stock Incentive Plan were outstanding. In addition, as of such date, 255,218 shares of unvested restricted stock issued under the plans of our predecessor entities were outstanding. Such shares and restricted stock units are not reflected in the table above.

(2)
The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 5,775,375 shares remaining available for future issuance under our Omnibus Stock Incentive Plan and 850,937 shares remaining available for future issuance under our Associate Stock Purchase Plan.

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

(4)
Represents shares remaining available for future issuance under our Director Stock Purchase Plan.  Under the existing compensation program for the members of our Board of Directors, each non-affiliated director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation.  Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan.  Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1.  Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made.  The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day’s closing price.  Fractional amounts will be paid in cash.  The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.          Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading “Proposal Number Two – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.          Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ W.E. Sheriff
Name:	W.E. Sheriff
Title:	Chief Executive Officer
Date:	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	February 26, 2010
Wesley R. Edens

/s/ W.E. Sheriff	Chief Executive Officer and Director	February 26, 2010
W.E. Sheriff

/s/ Mark W. Ohlendorf	Co-President and Chief Financial Officer	February 26, 2010
Mark W. Ohlendorf	(Principal Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	February 26, 2010
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 26, 2010
Jackie M. Clegg

/s/ Tobia Ippolito	Director	February 26, 2010
Tobia Ippolito

/s/ Jeffrey R. Leeds	Director	February 26, 2010
Jeffrey R. Leeds

/s/ Mark J. Schulte	Director	February 26, 2010
Mark J. Schulte

/s/ James R. Seward	Director	February 26, 2010
James R. Seward

/s/ Samuel Waxman	Director	February 26, 2010
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

4.4	Amendment Number Two to Stockholders Agreement, dated as of November 4, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2009).
10.1
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

10.10
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

10.11
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

10.12
Form of Employment Agreement for Gregory B. Richard, George T. Hicks, Bryan D. Richardson and H. Todd Kaestner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 12, 2006).*

10.13
Separation Agreement and General Release, dated September 15, 2006, between Brookdale Senior Living Inc. and R. Stanley Young (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2006).*

10.14
Separation Agreement and General Release dated September 15, 2006 between Brookdale Senior Living Inc. and Deborah C. Paskin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2006).*

10.15
Employment Agreement, dated September 25, 2006, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2006).*

10.16.1
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.16.2
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.16.3
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.16.4
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.17
Separation Agreement and General Release, dated February 7, 2008, between Brookdale Senior Living Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008).*

10.18
Separation Agreement and General Release and Consulting Agreement, dated February 11, 2008, between Brookdale Senior Living Inc. and Paul A. Froning (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2008).*

10.19	Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008).*
10.20
Second Amended and Restated Credit Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, the several lenders parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.21
Pledge Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.22
Security Agreement, dated as of February 27, 2009, among certain subsidiaries of Brookdale Senior Living Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.23
First Amendment, dated as of June 1, 2009, to the Second Amended and Restated Credit Agreement, dated as of February 27, 2009, among the Company, certain of its subsidiaries, the several lenders parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009).

10.24
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2009).*

10.25
Employment Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2009).*

10.26
Restricted Stock Unit Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2009).*

10.27
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-160354) filed on June 30, 2009).*

10.28
First Amendment to Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated, effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2009).*

10.29
Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.

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