Form 10-Q
period 2010-03-31
Brookdale Senior Living Inc.
filed 2010-05-06
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Westwood Place, Suite 400, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 30, 2010, 119,368,161 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$65,613	$66,370
Cash and escrow deposits — restricted	126,104	109,977
Accounts receivable, net	91,195	82,604
Deferred tax asset	7,688	7,688
Prepaid expenses and other current assets, net	56,405	50,782
Total current assets	347,005	317,421
Property, plant and equipment and leasehold intangibles, net	3,816,127	3,857,774
Cash and escrow deposits — restricted	87,519	73,090
Investment in unconsolidated ventures	21,239	20,512
Goodwill	109,730	109,835
Other intangible assets, net	189,350	198,043
Other assets, net	67,087	69,268
Total assets	$4,638,057	$4,645,943

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$150,129	$166,185
Trade accounts payable	42,680	51,612
Accrued expenses	167,252	170,044
Refundable entrance fees and deferred revenue	299,597	287,953
Tenant security deposits	12,545	13,515
Total current liabilities	672,203	689,309
Long-term debt, less current portion	2,464,538	2,459,341
Line of credit	15,000	―
Deferred entrance fee revenue	75,105	72,026
Deferred liabilities	150,740	148,690
Deferred tax liability	132,248	140,313
Other liabilities	50,685	49,682
Total liabilities	3,560,519	3,559,361

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at March 31, 2010 and December 31, 2009; 124,400,944 and 124,417,940 shares issued and 123,189,643 and 123,206,639 shares outstanding (including 3,822,560 and 3,915,330 unvested restricted shares), respectively	1,232	1,232
Additional paid-in-capital	1,887,495	1,882,377
Treasury stock, at cost; 1,211,301 shares at March 31, 2010 and December 31, 2009	(29,187)	(29,187)
Accumulated deficit	(781,270)	(766,975)
Accumulated other comprehensive loss	(732)	(865)
Total stockholders’ equity	1,077,538	1,086,582
Total liabilities and stockholders’ equity	$4,638,057	$4,645,943

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue
Resident fees	$543,029	$496,229
Management fees	1,395	1,717
Total revenue	544,424	497,946

Expense
Facility operating expense (excluding depreciation and amortization of $52,033 and $45,693, respectively)	355,324	318,112
General and administrative expense (including non-cash stock-based compensation expense of $4,871 and $6,809, respectively)	31,952	33,707
Facility lease expense	68,249	67,741
Depreciation and amortization	73,061	68,133
Total operating expense	528,586	487,693
Income from operations	15,838	10,253

Interest income	627	820
Interest expense:
Debt	(33,280)	(32,821)
Amortization of deferred financing costs and debt discount	(2,596)	(1,542)
Change in fair value of derivatives and amortization	(2,640)	(4,285)
Loss on extinguishment of debt, net	(19)	—
Equity in earnings of unconsolidated ventures	397	595
Other non-operating income	―	4,232
Loss before income taxes	(21,673)	(22,748)
Benefit for income taxes	7,378	9,112
Net loss	$(14,295)	$(13,636)

Basic and diluted net loss per share	$(0.12)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per share	119,315	101,738

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2010	123,206	$1,232	$1,882,377	$(29,187)	$(766,975)	$(865)	$1,086,582
Compensation expense related to restricted stock and restricted stock unit grants	―	―	4,871	―	―	―	4,871
Net loss	―	―	―	―	(14,295)	―	(14,295)
Issuance of common stock under Associate Stock Purchase Plan	13	―	247	―	―	―	247
Restricted stock, net	(29)	―	―	―	―	―	―
Reclassification of net loss on derivatives into earnings	―	―	―	―	―	124	124
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	94	94
Other	―	―	―	―	―	(85)	(85)
Balances at March 31, 2010	123,190	$1,232	$1,887,495	$(29,187)	$(781,270)	$(732)	$1,077,538

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(14,295)	$(13,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	19	—
Depreciation and amortization	75,657	69,675
Equity in earnings of unconsolidated ventures	(397)	(595)
Distributions from unconsolidated ventures from cumulative share of net earnings	―	11
Amortization of deferred gain	(1,086)	(1,086)
Amortization of entrance fees	(5,739)	(5,110)
Proceeds from deferred entrance fee revenue	9,550	4,872
Deferred income tax benefit	(8,200)	(8,194)
Change in deferred lease liability	3,136	4,248
Change in fair value of derivatives and amortization	2,640	4,285
Loss (gain) on sale of assets	144	(4,455)
Non-cash stock-based compensation	4,871	6,809
Changes in operating assets and liabilities:
Accounts receivable, net	(7,073)	(3,118)
Prepaid expenses and other assets, net	(4,429)	(1,887)
Accounts payable and accrued expenses	(11,825)	4,966
Tenant refundable fees and security deposits	(1,298)	(370)
Deferred revenue	8,365	15,057
Other	(2,911)	(2,715)
Net cash provided by operating activities	47,129	68,757

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	801	1,480
Increase in cash and escrow deposits — restricted	(30,556)	(57,897)
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(23,102)	(33,491)
Payment on (issuance of) notes receivable, net	512	(36)
Investment in unconsolidated ventures	(848)	(1,106)
Distributions received from unconsolidated ventures	47	525
Proceeds from sale of assets	1,487	―
Proceeds from sale leaseback transaction	―	9,166
Proceeds from sale of unconsolidated venture	―	8,843
Other	(316)	―
Net cash used in investing activities	(51,975)	(72,516)

Cash Flows from Financing Activities
Proceeds from debt	49,108	26,521
Repayment of debt and capital lease obligation	(58,923)	(10,403)
Proceeds from line of credit	45,000	60,446
Repayment of line of credit	(30,000)	(64,899)
Payment of financing costs, net of related payables	(2,776)	(6,895)
Other	(181)	(279)
Refundable entrance fees:
Proceeds from refundable entrance fees	8,442	3,638
Refunds of entrance fees	(5,762)	(5,836)
Cash portion of loss on extinguishment of debt	(179)	—
Recouponing and payment of swap termination	(640)	—
Net cash provided by financing activities	4,089	2,293
Net decrease in cash and cash equivalents	(757)	(1,466)
Cash and cash equivalents at beginning of period	66,370	53,973
Cash and cash equivalents at end of period	$65,613	$52,507
Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,822	$32,588
Income taxes paid	$5	$227

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2010, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $61.4 million and $61.8 million at March 31, 2010 and December 31, 2009, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of $2.6 billion as of March 31, 2010 and December 31, 2009.  The fair value of debt both as of March 31, 2010 and December 31, 2009 was $2.6 billion.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements (“ASC 820”), which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations (Note 12).

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company’s current policy provides for deductibles for each and every claim ($250,000 effective January 1, 2009 and $150,000 effective January 1, 2010).  As a result, the Company is, in effect, self-insured for claims that are less than $150,000.  In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

New Accounting Pronouncements

In January 2010, the Company adopted the amendment in ASC 820,  requiring new fair value disclosures on fair value measurements for all nonfinancial assets and liabilities, including separate disclosure of significant transfers into and out of Level 3 and the reasons for the transfer, the amount of transfers between Level 1 and Level 2 and the reasons for the transfers, lower level of disaggregation for fair value disclosures (by class rather than major category) and additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements.  Other than the required disclosures, the adoption of the guidance had no impact on the condensed consolidated financial statements.

In January 2010, the Company adopted amendments to the variable interest consolidation model in ASC 810, Consolidation.  The amendments were applied to all structures in place at the date of adoption.  Key amendment changes include:  the scope exception for qualifying special purpose entities was eliminated, consideration of kick-out and participation rights in variable interest entity determination, qualitative analysis considerations for primary beneficiary determination, changes in related party considerations, and certain disclosure changes.  The Company considered the amendments in accounting for its joint ventures and determined that the amendments had no impact on its current accounting.

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

During the three months ended March 31, 2010 and March 31, 2009, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share were 1.8 million and 1.0 million for the three months ended March 31, 2010 and 2009, respectively.

4.  Stock-Based Compensation

The Company recorded $4.9 million and $6.8 million of compensation expense in connection with grants of restricted stock and restricted stock units for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, compensation expense was calculated net of forfeitures estimated from 0% to 5% and 0% to 6%, respectively, of the shares granted.

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

During 2009, the Company issued restricted stock units to its Chief Executive Officer.  Under the terms of the award agreement, upon vesting, each restricted stock unit represents the right to receive one share of the Company’s common stock.

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2010	64	$17.95 – $18.19	$1,151

The Company has an employee stock purchase plan for all eligible employees.  The plan became effective on October 1, 2008.  Under the plan, eligible employees of the Company can purchase shares of the Company’s common stock on a quarterly basis at a discounted price through accumulated payroll deductions.  Each eligible employee may elect to deduct up to 15% of his or her base pay each quarter.  Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant’s pay over the course of the quarter will be used to purchase whole shares of the Company’s common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on such date.  Initially, the Company reserved 1,000,000 shares of common stock for issuance under the plan.  The employee stock purchase plan also contains an “evergreen” provision that automatically increases the number of shares reserved for issuance under the plan by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  The impact on the Company’s current year condensed consolidated financial statements is not material.

5.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2010 presented on an operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	Total
Balance at December 31, 2009	$7,155	$102,680	$109,835
Adjustments	—	(105)	(105)
Balance at March 31, 2010	$7,155	$102,575	$109,730

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three months ended March 31, 2010.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,682	$(11,094)	$136,588	$147,682	$(10,169)	$137,513
Management contracts and other	158,041	(117,107)	40,934	158,041	(109,323)	48,718
Home health licenses	11,828	—	11,828	11,812	—	11,812
Total	$317,551	$(128,201)	$189,350	$317,535	$(119,492)	$198,043

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2010 and 2009 was $8.7 million and $8.9 million, respectively.

6.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Land	$271,587	$272,737
Buildings and improvements	2,979,971	2,968,659
Furniture and equipment	347,898	334,553
Resident and operating lease intangibles	601,663	599,618
Construction in progress	14,649	17,702
Assets under capital and financing leases	604,677	606,224
	4,820,445	4,799,493
Accumulated depreciation and amortization	(1,004,318)	(941,719)
Property, plant and equipment and leasehold intangibles, net	$3,816,127	$3,857,774

7.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Mortgage notes payable due 2010 through 2020; weighted average interest rate of 4.78% for the three months ended March 31, 2010 (weighted average interest rate of 4.70% in 2009)	$1,410,656	$1,416,732
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.64% for the three months ended March 31, 2010 (weighted average interest rate of 5.64% in 2009), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	212,407	212,407
Discount mortgage note payable due 2013, weighted average interest rate of 2.46% for the three months ended March 31, 2010 (weighted average interest rate of 2.45% in 2009), net of debt discount of $6.8 million	78,793	78,631
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.73% for the three months ended March 31, 2010 (weighted average interest rate of 1.84% in 2009), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841
Capital and financing lease obligations payable through 2023; weighted average interest rate of 8.75% for the three months ended March 31, 2010 (weighted average interest rate of 8.74% in 2009)	346,790	351,735
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	315,180
Total debt	2,614,667	2,625,526
Less current portion	(150,129)	(166,185)
Total long-term debt	$2,464,538	$2,459,341

Credit Facilities

As of January 1, 2010, the Company had an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and secured and unsecured letter of credit facilities of up to $78.5 million in the aggregate.  The line of credit bore interest at a rate of 6.0% and was scheduled to mature on August 31, 2010.  No amounts were borrowed under the secured line of credit during 2010.

2010 Credit Facility

Effective February 23, 2010, the Company terminated the $75.0 million revolving credit facility with Bank of America, N.A. and entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The new facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which the Company exercised on May 5, 2010), and is scheduled to mature on June 30, 2013.

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

In connection with entering into the new credit agreement, the Company repaid approximately $34.2 million of outstanding mortgage debt on certain communities that were used to collateralize the new facility.

As of March 31, 2010, the Company had an available secured line of credit with a $100.0 million commitment ($120.0 million as of May 5, 2010) and secured and unsecured letter of credit facilities of up to $78.5 million in the aggregate.  As of March 31, 2010, $15.0 million was outstanding under the revolving loan facility and $66.9 million of letters of credit had been issued under the secured and unsecured letter of credit facilities.

Financings

On February 25, 2010, the Company obtained a $44.6 million first mortgage loan, secured by five communities that the Company acquired in November 2009.  The loan bears interest at a fixed rate of 6.33% and matures in March 2020.  In connection with the transaction, the Company repaid $13.3 million of debt that had been assumed at the time of closing of the acquisition.

As of March 31, 2010, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $17.7 million and $16.2 million as of March 31, 2010 and December 31, 2009, respectively.

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

The following table summarizes the Company’s swap instruments at March 31, 2010 (dollars in thousands):

Current notional balance	$351,840
Highest possible notional	$351,840
Lowest interest rate	3.24%
Highest interest rate	4.47%
Average fixed rate	3.74%
Earliest maturity date	2011
Latest maturity date	2014
Weighted average original maturity	4.7 years
Estimated liability fair value (included in other liabilities at March 31, 2010)	$(18,233)
Estimated liability fair value (included in other liabilities at December 31, 2009)	$(16,950)
Estimated asset fair value (included in other assets, net at March 31, 2010)	$—
Estimated asset fair value (included in other assets, net at December 31, 2009)	$—

The following table summarizes the Company’s cap instruments at March 31, 2010 (dollars in thousands):

Current notional balance	$811,365
Highest possible notional	$811,365
Lowest interest rate	4.96%
Highest interest rate	6.50%
Average fixed rate	5.94%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.6 years
Estimated liability fair value (included in other liabilities at March 31, 2010)	$—
Estimated liability fair value (included in other liabilities at December 31, 2009)	$—
Estimated asset fair value (included in other assets, net at March 31, 2010)	$261
Estimated asset fair value (included in other assets, net at December 31, 2009)	$1,221

The fair value of the Company’s interest rate swaps and caps decreased $2.6 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

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

9.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Cash basis payment	$66,199	$64,579
Straight-line expense	3,136	4,248
Amortization of deferred gain	(1,086)	(1,086)
Facility lease expense	$68,249	$67,741

10.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(14,295)	$(13,636)
Reclassification of net loss on derivatives out of earnings	124	123
Amortization of payments from settlement of forward interest rate swaps	94	94
Other	(85)	85
Total comprehensive loss	$(14,162)	$(13,334)

11.  Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 are 34.0% and 40.1%, respectively.  The difference in the effective rate between these periods is primarily due to an increase in non-deductible compensation under Section 162(m) of the Internal Revenue Code.  The difference between the rates was also positively impacted by the income that was recorded in the March 31, 2009 financials for the release of an ASC 740 – Income Taxes reserve due to an audit closure.

The Company recorded additional interest charges related to its tax contingency reserve for the three months ended March 31, 2010.  Tax returns for years 2007 and 2008 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

12.  Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2010 (dollars in thousands):

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$261	$—	$261	$—
Derivative liabilities	(18,233)	—	(18,233)	—
	$(17,972)	$—	$(17,972)	$—

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

13.  Segment Information

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

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue(1)
Retirement Centers	$131,583	$123,243
Assisted Living	251,496	229,075
CCRCs	159,950	143,911
Management Services	1,395	1,717
	$544,424	$497,946
Segment operating income(2)
Retirement Centers	$53,185	$52,136
Assisted Living	88,786	83,295
CCRCs	45,734	42,686
Management Services	977	1,202
	$188,682	$179,319

General and administrative (including non-cash stock-based compensation expense)(3)	$31,534	$33,192
Facility lease expense	68,249	67,741
Deprecation and amortization	73,061	68,133
Income from operations	$15,838	$10,253

	As of

	March 31, 2010	December 31, 2009
Total assets
Retirement Centers	$1,101,928	$1,109,794
Assisted Living	1,497,378	1,519,693
CCRCs	1,681,946	1,685,832
Corporate and Management Services	356,805	330,624
Total assets	$4,638,057	$4,645,943

(1)	All revenue is earned from external third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expense levels, the demand for senior housing, expansion activity, acquisition opportunities and asset dispositions; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof); our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing communities; the expected project costs for our expansion program; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize the performance of certain of our counterparties’ obligations; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the first quarter of 2010, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); (iii) expansion of our existing communities; and (iv) acquisitions of additional operating companies and communities.

Our operating results for the three months ended March 31, 2010 were favorably impacted by an increase in our total revenues (primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, and the inclusion of revenue from recent acquisitions and expansions) and by the significant cost control measures that were implemented in recent periods.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During the three months ended March 31, 2010, we also continued our efforts to strengthen our financial position.  For example (and as discussed in more detail under “Credit Facilities - 2010 Credit Facility” below), during the first quarter of 2010, we entered into a new revolving credit facility. The new facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which we exercised on May 5, 2010), and matures on June 30, 2013. The new facility replaced the $75.0 million revolving credit agreement with Bank of America, N.A. that was scheduled to expire in August 2010.  As a result of our recent operating performance and the steps we have recently taken to improve our liquidity position, we ended the quarter with $65.6 million of unrestricted cash and cash equivalents on our consolidated balance sheet.

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2010 and 2009 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Total revenues	$544.4	$497.9	$46.5	9.3%
Net loss	$(14.3)	$(13.6)	$0.7	5.1%
Adjusted EBITDA	$96.3	$85.9	$10.4	12.1%
Cash From Facility Operations	$54.4	$50.2	$4.2	8.4%
Facility Operating Income	$182.0	$173.0	$9.0	5.2%

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

Our revenues for the three months ended March 31, 2010 increased to $544.4 million, an increase of $46.5 million, or 9.3%, over our revenues for the three months ended March 31, 2009.  The increase in revenues in the current year period was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, and the inclusion of revenue from recent acquisitions and expansions.  Our weighted average occupancy rate for both the three months ended March 31, 2010 and 2009 was 86.6%.  As described below, beginning with the first quarter of 2010, occupancy rates and average monthly revenue per unit are being reported using the average unit methodology.  Occupancy rates and average monthly revenue per unit for all prior periods have been recast to conform to the current presentation.

During the three months ended March 31, 2010, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 12.1%, 8.4% and 5.2%, respectively, when compared to the three months ended March 31, 2009.

During the three months ended March 31, 2010, we continued to expand our ancillary services offerings.  As of March 31, 2010, we offered therapy services to over 37,000 of our units and home health services to over 22,000 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

We believe that the deteriorating housing market, credit crisis and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our communities, resulting in a decrease in occupancy rates and occupancy levels when compared to historical levels.  We remain cautious about the economy and the adverse credit and financial markets and their effect on our customers and our business.  In addition, we continue to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  These factors also impact our potential independent living customers to a significant extent.  We expect occupancy and entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Three Months Ended March 31, 2010 and 2009

The following table sets forth, for the periods indicated, statements of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included herein.

Beginning with the first quarter of 2010, occupancy rates and average monthly revenue per unit are reported using an average unit methodology based on a consistent treatment of units across all product lines, as compared to the historical method where occupancy was reported based upon unit calculations that varied by product line.  Occupancy rates and average monthly revenue per unit for all prior periods have been recast to conform to the current presentation.

(dollars in thousands, except average monthly revenue per unit)

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$131,583	$123,243	$8,340	6.8%
Assisted Living	251,496	229,075	22,421	9.8%
CCRCs	159,950	143,911	16,039	11.1%
Total resident fees	543,029	496,229	46,800	9.4%
Management fees	1,395	1,717	(322)	(18.8%)
Total revenue	544,424	497,946	46,478	9.3%

Expense
Facility operating expense
Retirement Centers	78,398	71,107	7,291	10.3%
Assisted Living	162,710	145,780	16,930	11.6%
CCRCs	114,216	101,225	12,991	12.8%
Total facility operating expense	355,324	318,112	37,212	11.7%
General and administrative expense	31,952	33,707	(1,755)	(5.2%)
Facility lease expense	68,249	67,741	508	0.7%
Depreciation and amortization	73,061	68,133	4,928	7.2%
Total operating expense	528,586	487,693	40,893	8.4%
Income from operations	15,838	10,253	5,585	54.5%
Interest income	627	820	(193)	(23.5%)
Interest expense
Debt	(33,280)	(32,821)	(459)	(1.4%)
Amortization of deferred financing costs and debt discount	(2,596)	(1,542)	(1,054)	(68.4%)
Change in fair value of derivatives and amortization	(2,640)	(4,285)	1,645	38.4%
Equity in earnings of unconsolidated ventures	397	595	(198)	(33.3%)
Loss on extinguishment of debt, net	(19)	—	(19)	(100.0%)
Other non-operating income	—	4,232	(4,232)	(100.0%)
Loss before income taxes	(21,673)	(22,748)	1,075	4.7%
Benefit for income taxes	7,378	9,112	(1,734)	(19.0%)
Net loss	$(14,295)	$(13,636)	$(659)	(4.8%)

Selected Operating and Other Data:
Total number of communities (at end of period)	564	548	16	2.9%
Total units operated(1)	50,964	49,180	1,748	3.6%
Owned/leased communities units	47,176	44,832	2,344	5.2%
Owned/leased communities occupancy rate (weighted average) (2)	86.6%	86.6%	―	―
Average monthly revenue per unit (3)	$4,386	$4,215	$171	4.1%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	80	77	3	3.9%
Total units (1)	14,737	14,116	621	4.4%
Occupancy rate (weighted average)	87.0%	87.4%	(0.4%)	(0.5%)
Average monthly revenue per unit (3)	$3,419	$3,331	$88	2.6%
Assisted Living
Number of communities (period end)	429	414	15	3.6%
Total units (1)	21,152	20,084	1,068	5.3%
Occupancy rate (weighted average)	87.6%	86.2%	1.4%	1.6%
Average monthly revenue per unit (3)	$4,526	$4,412	$114	2.6%
CCRCs
Number of communities (period end)	36	35	1	2.9%
Total units (1)	11,287	10,632	655	6.2%
Occupancy rate (weighted average) (2)	84.0%	86.5%	(2.5%)	(2.9%)
Average monthly revenue per unit (3)	$5,421	$5,030	$391	7.8%
Management Services
Number of communities (period end)	19	22	(3)	(13.6%)
Total units (1)	3,788	4,348	(560)	(12.9%)
Occupancy rate (weighted average)	83.4%	86.0%	(2.6%)	(3.0%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$9,550	$4,872
Refundable entrance fees sales	8,442	3,638
Total entrance fee receipts(4)	17,992	8,510
Refunds	(5,762)	(5,836)
Net entrance fees	$12,230	$2,674
__________

(1)	Total units operated represent the average units operated during the period, excluding equity homes.

(2)	Excluding the impact of current quarter expansion openings, for the three months ended March 31, 2010, owned/leased communities occupancy rate was 86.8% and CCRCs occupancy rate was 87.0%.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Includes $6.0 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the three months ended March 31, 2010.

As of March 31, 2010, our total operations included 564 communities with a capacity of 50,964 units.

Resident Fees

The increase in resident fees occurred across all segments.  Resident fees increased over the prior-year first quarter mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities, and the inclusion of revenue from recent acquisitions and expansions.  During the current period, revenues grew 2.5% at the 514 communities we operated during both periods with a 2.5% increase in the average monthly revenue per unit excluding amortization of entrance fees in both instances.  Occupancy remained constant period over period.

Retirement Centers revenue increased $8.3 million, or 6.8%, primarily due to the inclusion of acquisitions that occurred after the prior period and an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, at communities we operated during both periods, partially offset by a decrease in occupancy at those same communities period over period.

Assisted Living revenue increased $22.4 million, or 9.8%, primarily due to the inclusion of acquisitions that occurred after the prior period and increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, and occupancy at the communities we operated during both periods.

CCRCs revenue increased $16.0 million, or 11.1%, primarily due to the inclusion of expansions that opened after the prior period and an increase in the average monthly revenue per unit, including an increase in our ancillary services revenue, at the communities we operated during both periods, partially offset by a decrease in occupancy at these same communities period over period.

Management Fees

Management fees decreased period over period as four management agreements were terminated late in the prior year.  The decrease was partially offset by the commencement of a new management agreement in mid-2009.  Three of the terminated management agreements were attributed to us acquiring the remaining interest in the communities that we previously managed.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages, higher deferred community fee expense recognition, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2009 and 2010, along with the inclusion of expenses from recent acquisitions and expansions.  These increases were partially offset by a decrease in insurance expense related to a change in estimates and significant cost control measures that were implemented in recent periods.

Retirement Centers operating expenses increased $7.3 million, or 10.3%, primarily due to the inclusion of acquisitions that occurred after the prior period and an increase in expenses incurred in connection with the continued expansion of our ancillary services programs.  Facility operating expenses were also negatively impacted by increased salaries and wages due to wage rate increases and an increase in hours worked period over period, an increase in the deferred community fee expense recognition and increases in lighting retrofit costs related to an initiative to use more energy efficient light bulbs in our communities.  These increases were partially offset by a decrease in insurance expense related to a change in estimates and significant cost control measures that were implemented in recent periods.

Assisted Living operating expenses increased $16.9 million, or 11.6%, primarily due to the inclusion of acquisitions that occurred after the prior period, an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, as well as increased salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in payroll taxes and a decrease in insurance expense related to a change in estimates and significant cost control measures that were implemented in recent periods.

CCRCs operating expenses increased $13.0 million, or 12.8%, primarily due to the inclusion of expansions that opened after the prior period, an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, as well as increased salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in insurance expense related to a change in estimates and significant cost control measures that were implemented in recent periods.

General and Administrative Expense

General and administrative expense decreased $1.8 million, or 5.2%, primarily as a result of decreases in bonus expense and non-cash stock-based compensation expense in the current period, partially offset by increases in employee benefits expenses and travel expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration and transaction-related costs, was 4.7% and 4.9% for the three months ended March 31, 2010 and 2009, respectively, calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009

Resident fee revenues	$543,029	94.0%	$496,229	92.6%
Resident fee revenues under management	34,414	6.0%	39,750	7.4%
Total	$577,443	100.0%	$535,979	100.0%
General and administrative expenses (excluding non-cash compensation, integration and transaction-related costs)	$27,081	4.7%	$26,399	4.9%
Non-cash compensation expense	4,871	0.8%	6,809	1.3%
Integration and transaction-related costs	―	0.0%	499	0.1%
General and administrative expenses (including non-cash compensation, integration and transaction-related costs)	$31,952	5.5%	$33,707	6.3%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense increased $4.9 million, or 7.2%, primarily due to the inclusion of acquisitions and expansions that occurred or opened subsequent to the prior period.

Interest Income

Interest income remained relatively constant period over period.

Interest Expense

Interest expense remained relatively constant period over period.  During the three months ended March 31, 2010, we recognized approximately $2.6 million of interest expense on our interest rate swaps and caps due to unfavorable changes in the LIBOR yield curve which resulted in a change in the fair value of the swaps and caps, as compared to approximately $4.3 million of interest expense on our interest rate swaps for the three months ended March 31, 2009, representing a $1.7 million decrease in interest expense period over period.  This was almost entirely offset by an increase in our amortization of deferred financing costs related to the refinancing of the line of credit.

Income Taxes

Our effective tax rates for the three months ended March 31, 2010 and 2009 are 34.0% and 40.1%, respectively.  The difference in the effective rate between these periods is primarily due to an increase in non-deductible compensation under Section 162(m) of the Internal Revenue Code.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended March 31, 2010.  Tax returns for years 2007 and 2008 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Cash provided by operating activities	$47,129	$68,757
Cash used in investing activities	(51,975)	(72,516)
Cash provided by financing activities	4,089	2,293
Net decrease in cash and cash equivalents	(757)	(1,466)
Cash and cash equivalents at beginning of period	66,370	53,973
Cash and cash equivalents at end of period	$65,613	$52,507

The decrease in cash provided by operating activities was attributable to a decrease in working capital over the prior year period.

The decrease in cash used in investing activities was primarily attributable to a decrease in restricted cash funded as we posted restricted cash in the prior-year period in order to reduce our letter of credit needs in connection with the renegotiation of the line of credit.  Additionally, there was a reduction of spending on property, plant and equipment and leasehold improvements period over period, which was partially offset by cash received on a sale-leaseback transaction and from the sale of a joint venture interest in the prior year.

The increase in cash provided by financing activities period over period was primarily attributable to proceeds from debt (net of repayments) in the current period over the prior period, partially offset by an increase in net borrowings under the line of credit in the current year.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our previous share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion or redevelopment of select communities;
•	other corporate initiatives (including information systems);
•	acquisition consideration and transaction costs; and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

We are highly leveraged and have significant debt and lease obligations.  We have two principal corporate-level indebtednesses:  our $100.0 million credit facility ($120.0 million as of May 5, 2010) and separate letter of credit facilities for up to $78.5 million in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At March 31, 2010, we had $2.3 billion of debt outstanding, excluding our line of credit and capital lease obligations, at a weighted-average interest rate of 3.87%.  At March 31, 2010, we had $346.8 million of capital and financing lease obligations, $15.0 million was drawn on our revolving loan facility, and $66.9 million of letters of credit had been issued under our letter of credit facilities.  Approximately $150.1 million of our debt obligations are due on or before March 31, 2011.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending March 31, 2011, we will be required to make approximately $265.6 million of payments in connection with our existing operating leases.

We had $65.6 million of cash and cash equivalents at March 31, 2010, excluding cash and escrow deposits-restricted and lease security deposits of $230.4 million.

In 2009, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

At March 31, 2010, we had $325.2 million of negative working capital, which includes the classification of $219.6 million of refundable entrance fees and $12.5 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid provided $12.2 million of cash for the three months ended March 31, 2010.

For the year ending December 31, 2010, we anticipate that we will make investments of approximately $75.0 million to $100.0 million for capital expenditures, comprised of approximately $25.0 million to $35.0 million of net recurring capital expenditures and approximately $50.0 million to $65.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the three months ended March 31, 2010, we spent approximately $6.4 million for net recurring capital expenditures, approximately $8.8 million for expenditures relating to other major projects and corporate initiatives and approximately $1.7 million (consisting of $7.2 million for capital expenditures net of $5.5 million that had been reimbursed as of March 31, 2010) in connection with our expansion and development program.  We do not anticipate material expenditures in 2010 in connection with our community expansion and development program that will not be reimbursed.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that are secured by underlying mortgaged assets and, hence, do not require cash collateralization. As of March 31, 2010, we have $811.4 million in aggregate notional amount of interest rate caps, $37.6 million in aggregate notional amount of swaps secured by underlying mortgaged assets, $314.2 million in aggregate notional amount of swaps that require cash collateralization and $65.2 million of variable rate debt that is not subject to any cap or swap agreements.

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

As of March 31, 2010, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

As of January 1, 2010, we had an available secured line of credit of $75.0 million (including a $25.0 million letter of credit sublimit) and secured and unsecured letter of credit facilities of up to $78.5 million in the aggregate.  The line of credit bore interest at a rate of 6.0% and was scheduled to mature on August 31, 2010.  No amounts were borrowed under the secured line of credit during 2010.

2010 Credit Facility

Effective February 23, 2010, we terminated the $75.0 million revolving credit facility with Bank of America, N.A. and entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The new facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which we exercised on May 5, 2010), and is scheduled to mature on June 30, 2013.

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

As of March 31, 2010, we had an available secured line of credit with a $100.0 million commitment ($120.0 million as of May 5, 2010) and separate letter of credit facilities of up to $78.5 million in the aggregate.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the “Contractual Commitments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

There have been no material changes in our contractual commitments during the three months ended March 31, 2010.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(14,295)	$(13,636)
Benefit for income taxes	(7,378)	(9,112)
Equity in earnings of unconsolidated ventures	(397)	(595)
Loss on extinguishment of debt	19	—
Other non-operating income	―	(4,232)
Interest expense:
Debt	25,634	25,727
Capitalized lease obligation	7,646	7,094
Amortization of deferred financing costs and debt discount	2,596	1,542
Change in fair value of derivatives and amortization	2,640	4,285
Interest income	(627)	(820)
Income from operations	15,838	10,253
Depreciation and amortization	73,061	68,133
Straight-line lease expense	3,136	4,248
Amortization of deferred gain	(1,086)	(1,086)
Amortization of entrance fees	(5,739)	(5,110)
Non-cash compensation expense	4,871	6,809
Entrance fee receipts(1)	17,992	8,510
First generation entrance fees received(2)	(5,971)	―
Entrance fee disbursements	(5,762)	(5,836)
Adjusted EBITDA	$96,340	$85,921

(1)	Includes the receipt of refundable and nonrefundable entrance fees.
(2)
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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) to review our ability to pay dividends to stockholders, (iii) to review our ability to make regular recurring capital expenditures to maintain and improve our communities on a period-to-period basis, (iv) for planning purposes, including preparation of our annual budget, (v) in making compensation determinations for certain of our associates (including our named executive officers) and (vi) in setting various covenants in our credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit per year.  Historically, we have spent in excess of these per unit amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$47,129	$68,757
Changes in operating assets and liabilities	19,171	(11,933)
Refundable entrance fees received(1)(2)	8,442	3,638
First generation entrance fees received(3)	(5,971)	―
Entrance fee refunds disbursed	(5,762)	(5,836)
Recurring capital expenditures, net	(6,441)	(2,655)
Lease financing debt amortization with fair market value or no purchase options	(2,171)	(1,780)
Cash From Facility Operations	$54,397	$50,191

(1)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three months ended March 31, 2010 and 2009 were $3.7 million and $1.7 million, respectively.

(2)
Total entrance fee receipts for the three months ended March 31, 2010 and 2009 were $18.0 million and $8.5 million, respectively, including $9.6 million and $4.9 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

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

A number of our debt and lease agreements contain covenants measuring Facility Operating Income to gauge debt or lease coverages.  The debt or lease coverage covenants are generally calculated as facility net operating income (defined as total operating revenue less operating expenses, all as determined on an accrual basis in accordance with GAAP).  For purposes of the coverage calculation, the lender or lessor will further require a pro forma adjustment to facility operating income to include a management fee (generally 4% to 5% of operating revenue) and an annual capital reserve (generally $250 to $450 per unit).  An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position, particularly on a facility-by-facility basis.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(14,295)	$(13,636)
Benefit for income taxes	(7,378)	(9,112)
Equity in earnings of unconsolidated ventures	(397)	(595)
Loss on extinguishment of debt	19	—
Other non-operating income	―	(4,232)
Interest expense:
Debt	25,634	25,727
Capitalized lease obligation	7,646	7,094
Amortization of deferred financing costs and debt discount	2,596	1,542
Change in fair value of derivatives and amortization	2,640	4,285
Interest income	(627)	(820)
Income from operations	15,838	10,253
Depreciation and amortization	73,061	68,133
Facility lease expense	68,249	67,741
General and administrative (including non-cash stock compensation expense)	31,952	33,707
Amortization of entrance fees	(5,739)	(5,110)
Management fees	(1,395)	(1,717)
Facility Operating Income	$181,966	$173,007

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2010, we had approximately $1.0 billion of long-term fixed rate debt, $1.1 billion of long-term variable rate debt and $346.8 million of capital and financing lease obligations. As of March 31, 2010, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 3.87%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2009, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of March 31, 2010, $1.4 billion, or 61.3%, of our debt, excluding capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of March 31, 2010, $811.4 million, or 35.8%, of our debt, excluding capital and financing lease obligations, is subject to cap agreements.  The remaining $65.2 million, or 2.9%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $8.0 million, $42.3 million and $55.9 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 8 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	May 5, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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
10.1
Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.