Form 10-Q
period 2010-09-30
Brookdale Senior Living Inc.
filed 2010-11-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 2, 2010, 120,545,904 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2010	December 31, 2009
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$68,961	$66,370
Cash and escrow deposits — restricted	112,340	109,977
Accounts receivable, net	83,606	75,816
Deferred tax asset	7,688	7,688
Prepaid expenses and other current assets, net	56,340	50,350
Total current assets	328,935	310,201
Property, plant and equipment and leasehold intangibles, net	3,753,707	3,857,774
Cash and escrow deposits — restricted	61,885	61,218
Investment in unconsolidated ventures	19,516	20,512
Goodwill	109,730	109,835
Other intangible assets, net	178,325	198,043
Other assets, net	85,965	87,928
Total assets	$4,538,063	$4,645,511

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$160,704	$166,185
Trade accounts payable	31,990	51,612
Accrued expenses	195,045	169,612
Refundable entrance fees and deferred revenue	309,155	290,673
Tenant security deposits	10,287	13,515
Total current liabilities	707,181	691,597
Long-term debt, less current portion	2,401,841	2,459,341
Deferred entrance fee revenue	68,988	69,306
Deferred liabilities	152,811	148,690
Deferred tax liability	114,031	140,313
Other liabilities	30,441	49,682
Total liabilities	3,475,293	3,558,929

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at September 30, 2010 and December 31, 2009; 125,495,492 and 124,417,940 shares issued and 124,284,191 and 123,206,639 shares outstanding (including 3,739,559 and 3,915,330 unvested restricted shares), respectively	1,243	1,232
Additional paid-in-capital	1,898,909	1,882,377
Treasury stock, at cost; 1,211,301 shares at September 30, 2010 and December 31, 2009	(29,187)	(29,187)
Accumulated deficit	(807,740)	(766,975)
Accumulated other comprehensive loss	(455)	(865)
Total stockholders’ equity	1,062,770	1,086,582
Total liabilities and stockholders’ equity	$4,538,063	$4,645,511

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Resident fees	$557,125	$503,856	$1,647,714	$1,499,544
Management fees	1,339	1,987	4,146	5,002
Total revenue	558,464	505,843	1,651,860	1,504,546

Expense
Facility operating expense (excluding depreciation and amortization of $54,070, $45,851, $158,277 and $137,102, respectively)	368,936	328,939	1,077,311	963,637
General and administrative expense (including non-cash stock-based compensation expense of $5,823, $7,869, $15,799 and $21,549, respectively)	33,231	34,720	97,017	100,148
Facility lease expense	68,090	68,036	203,514	204,211
Depreciation and amortization	74,951	66,983	221,180	202,378
Facility lease termination expense	4,616	—	4,616	—
Total operating expense	549,824	498,678	1,603,638	1,470,374
Income from operations	8,640	7,165	48,222	34,172

Interest income	441	623	1,521	1,771
Interest expense:
Debt	(33,357)	(30,574)	(100,540)	(96,845)
Amortization of deferred financing costs and debt discount	(2,244)	(2,167)	(7,250)	(7,099)
Change in fair value of derivatives and amortization	(176)	(2,478)	(5,023)	1,137
Loss on extinguishment of debt, net	(856)	(1,178)	(1,557)	(2,918)
Equity in earnings of unconsolidated ventures	272	42	788	1,218
Other non-operating (expense) income	(1,454)	(52)	(1,454)	4,172
Loss before income taxes	(28,734)	(28,619)	(65,293)	(64,392)
Benefit for income taxes	11,821	7,329	24,528	18,936
Net loss	$(16,913)	$(21,290)	$(40,765)	$(45,456)

Basic and diluted loss per share	$(0.14)	$(0.18)	$(0.34)	$(0.42)
Weighted average shares used in computing basic and diluted loss per share	120,404	118,455	119,817	108,807

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited, in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In-	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances at January 1, 2010	123,206	$1,232	$1,882,377	$(29,187)	$(766,975)	$(865)	$1,086,582
Compensation expense related to restricted stock and restricted stock unit grants	―	―	15,799	―	―	―	15,799
Net loss	―	―	―	―	(40,765)	―	(40,765)
Issuance of common stock under Associate Stock Purchase Plan	48	―	744	―	―	―	744
Restricted stock, net	1,030	11	(11)	―	―	―	―
Reclassification of net loss on derivatives into earnings	―	―	―	―	―	391	391
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	282	282
Other	―	―	―	―	―	(263)	(263)
Balances at September 30, 2010	124,284	$1,243	$1,898,909	$(29,187)	$(807,740)	$(455)	$1,062,770

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(40,765)	$(45,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt, net	1,557	2,918
Depreciation and amortization	228,430	209,477
Equity in earnings of unconsolidated ventures	(788)	(1,218)
Distributions from unconsolidated ventures from cumulative share of net earnings	375	455
Amortization of deferred gain	(3,258)	(3,259)
Amortization of entrance fees	(18,160)	(16,084)
Proceeds from deferred entrance fee revenue	27,716	23,225
Deferred income tax benefit	(26,544)	(19,440)
Change in deferred lease liability	8,109	12,073
Change in fair value of derivatives and amortization	5,023	(1,137)
Loss (gain) on sale of communities and investment in unconsolidated venture	1,548	(4,352)
Change in future service obligation	(1,064)	—
Non-cash stock-based compensation	15,799	21,549
Changes in operating assets and liabilities:
Accounts receivable, net	(6,480)	13,526
Prepaid expenses and other assets, net	(4,007)	(10,734)
Accounts payable and accrued expenses	5,721	29,557
Tenant refundable fees and security deposits	(2,720)	(14,297)
Deferred revenue	(5)	1,811
Other	(11,332)	(12,642)
Net cash provided by operating activities	179,155	185,972

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	2,067	2,071
Increase in cash and escrow deposits — restricted	(2,567)	(54,694)
Net proceeds from the sale of property, plant and equipment	—	210
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(70,604)	(87,507)
Acquisition of assets, net of related payables and cash received	(26,116)	(1,227)
Payment on (issuance of) notes receivable, net	1,013	(590)
Investment in unconsolidated ventures	(659)	(1,246)
Distributions received from unconsolidated ventures	77	969
Proceeds from sale of assets	1,487	―
Proceeds from sale leaseback transaction	―	9,166
Proceeds from sale of unconsolidated venture	675	8,831
Other	(638)	―
Net cash used in investing activities	(95,265)	(124,017)

Cash Flows from Financing Activities
Proceeds from debt	382,076	67,986
Repayment of debt and capital lease obligations	(444,940)	(21,194)
Proceeds from line of credit	60,000	60,446
Repayment of line of credit	(60,000)	(219,899)
Payment of financing costs, net of related payables	(8,436)	(7,258)
Proceeds from public equity offering, net	—	163,827
Other	(590)	(713)
Refundable entrance fees:
Proceeds from refundable entrance fees	27,303	17,032
Refunds of entrance fees	(16,106)	(16,842)
Cash portion of loss on extinguishment of debt	(179)	—
Recouponing and payment of swap termination, net	(20,427)	—
Net cash (used in) provided by financing activities	(81,299)	43,385
Net increase in cash and cash equivalents	2,591	105,340
Cash and cash equivalents at beginning of period	66,370	53,973
Cash and cash equivalents at end of period	$68,961	$159,313

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2010, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  This deferred revenue is amortized over the life of the community and was approximately $60.5 million and $61.8 million at September 30, 2010 and December 31, 2009, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.6 billion as of September 30, 2010 and December 31, 2009.  As of September 30, 2010 and December 31, 2009, the estimated fair value of debt was approximately $2.5 billion and $2.6 billion, respectively.

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

New Accounting Pronouncements

In January 2010, the Company adopted the amendment in ASC 820 requiring new fair value disclosures on fair value measurements for all nonfinancial assets and liabilities, including separate disclosure of significant transfers into and out of Level 3 and the reasons for the transfers, the amount of transfers between Level 1 and Level 2 and the reasons for the transfers, lower level of disaggregation for fair value disclosures (by class rather than major category) and additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements.  Other than the required disclosures, the adoption of the guidance had no impact on the condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2010 and September 30, 2009, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share were 1.1 million and 2.0 million for the three months ended September 30, 2010 and 2009, respectively, and 1.5 million and 1.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

During the nine months ended September 30, 2010, the Company purchased five home health agencies as part of its growth strategy for an aggregate purchase price of approximately $6.3 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

5.  Stock-Based Compensation

The Company recorded $5.8 million and $7.9 million of compensation expense in connection with grants of restricted stock and restricted stock units for the three months ended September 30, 2010 and 2009, respectively, and $15.8 million and $21.5 million of such expense was recorded for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, compensation expense was calculated net of forfeitures estimated from 0% to 5% and 0% to 6%, respectively, of the shares granted.

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

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2010	64	$17.95 – $18.19	$ 1,151
Three months ended June 30, 2010	1,146	$16.85 – $21.36	$ 19,312
Three months ended September 30, 2010	51	$14.18 – $14.75	$ 720

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

6.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2010 presented on an operating segment basis (dollars in thousands):

	Retirement Centers	Assisted Living	Total
Balance at December 31, 2009	$7,155	$102,680	$109,835
Adjustments	—	(105)	(105)
Balance at September 30, 2010	$7,155	$102,575	$109,730

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the nine months ended September 30, 2010.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,782	$(12,943)	$134,839	$147,682	$(10,169)	$137,513
Management contracts and other	158,041	(132,677)	25,364	158,041	(109,323)	48,718
Home health licenses	18,122	—	18,122	11,812	—	11,812
Total	$323,945	$(145,620)	$178,325	$317,535	$(119,492)	$198,043

Amortization expense related to definite-lived intangible assets for both the three months ended September 30, 2010 and 2009 was $8.7 million.  $26.1 million and $26.5 million of such expense was recorded for the nine months ended September 30, 2010 and 2009, respectively.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	September 30, 2010	December 31, 2009
Land	$273,755	$272,737
Buildings and improvements	3,019,349	2,968,659
Furniture and equipment	368,544	334,553
Resident and operating lease intangibles	597,450	599,618
Construction in progress	16,961	17,702
Assets under capital and financing leases	606,639	606,224
	4,882,698	4,799,493
Accumulated depreciation and amortization	(1,128,991)	(941,719)
Property, plant and equipment and leasehold intangibles, net	$3,753,707	$3,857,774

8.  Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	September 30, 2010	December 31, 2009
Mortgage notes payable due 2011 through 2020; weighted average interest rate of 5.31% for the nine months ended September 30, 2010 (weighted average interest rate of 4.64% in 2009)	$1,369,050	$1,416,732
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.64% for the nine months ended September 30, 2010 (weighted average interest rate of 5.64% in 2009), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	211,850	212,407
Discount mortgage note payable due 2013, weighted average interest rate of 2.54% for the nine months ended September 30, 2010, net of debt discount of $5.3 million as of September 30, 2010	79,115	78,631
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.79% for the nine months ended September 30, 2010 (weighted average interest rate of 1.91% in 2009), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841

Capital and financing lease obligations payable through 2023; weighted average interest rate of 8.76% for the nine months ended September 30, 2010 (weighted average interest rate of 8.82% in 2009)	336,509	351,735
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	315,180
Total debt	2,562,545	2,625,526
Less current portion	(160,704)	(166,185)
Total long-term debt	$2,401,841	$2,459,341

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

As of September 30, 2010, the Company had an available secured line of credit with a $120.0 million commitment and secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of September 30, 2010, there were no borrowings under the revolving loan facility and $72.7 million of letters of credit had been issued under the secured and unsecured letter of credit facilities.

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

On August 26, 2010, the Company obtained a $38.0 million first mortgage loan, secured by three communities.  The initial draw on the loan was $31.5 million.  The loan bears interest at LIBOR plus 5.00%, with a base rate of 1.25%, and matures in August 2015.  In connection with the transaction, the Company repaid $39.3 million of existing variable rate debt.

On August 26, 2010, the Company obtained a $181.0 million first mortgage loan, secured by nine communities.  The loan bears interest at a fixed rate of 5.90% and matures in August 2017.  In connection with the transaction, the Company repaid $205.2 million of existing variable rate debt and obtained the release of $27.6 million of restricted cash that had been held as partial security for the debt.

As of September 30, 2010, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $0.6 million and $16.2 million as of September 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes the Company’s swap instruments at September 30, 2010 (dollars in thousands):

Current notional balance	$150,000
Highest possible notional	$150,000
Lowest interest rate	0.87%
Highest interest rate	0.87%
Average fixed rate	0.87%
Earliest maturity date	2013
Latest maturity date	2013
Weighted average original maturity	2.92 years
Estimated liability fair value (included in other liabilities at September 30, 2010)	$(715)
Estimated asset fair value (included in other assets, net at September 30, 2010)	$—

The following table summarizes the Company’s cap instruments at September 30, 2010 (dollars in thousands):

Current notional balance	$925,865
Highest possible notional	$925,865
Lowest interest rate	4.96%
Highest interest rate	6.50%
Average fixed rate	5.82%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.2 years
Estimated liability fair value (included in other liabilities at September 30, 2010)	$—
Estimated asset fair value (included in other assets, net at September 30, 2010)	$32

The fair value of the Company’s interest rate swaps and caps decreased $0.2 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively, and decreased $5.0 million and increased $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

During the nine months ended September 30, 2010, the Company terminated 12 swap agreements with a total notional amount of $351.8 million and entered into one new swap agreement with a notional amount of $150.0 million.  In conjunction with these transactions, $20.4 million was paid to the respective counterparties, of which $14.9 million was previously deposited as collateral.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):
	Nine Months Ended September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$99,898	$99,460
Income taxes paid	$1,122	$1,846
Write-off of deferred costs	$2,878	$2,918

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$—	$18,236
Long-term debt	—	(18,236)
Net	$—	$—
Lease Incentives:
Property, plant and equipment and leasehold intangibles, net	$—	$1,237
Deferred liabilities	—	(1,237)
Net	$—	$—
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$19,900	$—
Other intangible assets, net	6,310	1,227
Accrued expenses	(94)	—
Net	$26,116	$1,227
Reclassification of other intangibles, net	$—	$141

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash basis payment	$66,364	$65,331	$198,663	$195,397
Straight-line expense	2,812	3,793	8,109	12,073
Amortization of deferred gain	(1,086)	(1,088)	(3,258)	(3,259)
Facility lease expense	$68,090	$68,036	$203,514	$204,211

12.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(16,913)	$(21,290)	$(40,765)	$(45,456)
Reclassification of net loss on derivatives out of earnings	124	123	391	369
Amortization of payments from settlement of forward interest rate swaps	94	94	282	282
Other	(85)	(84)	(263)	(253)
Total comprehensive loss	$(16,780)	$(21,157)	$(40,355)	$(45,058)

13.  Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were 41.1% and 25.6%, respectively, and for the nine months ended September 30, 2010 and 2009 were 37.6% and 29.4%, respectively.  The difference in the effective rate between these periods was primarily due to the impact of the nondeductible stock-based compensation recorded under ASC 718-10 in 2009.

The Company recorded additional interest charges related to its tax contingency reserve for the nine months ended September 30, 2010.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

14.  Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2010 (dollars in thousands):

	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$32	$—	$32	$—
Derivative liabilities	(715)	—	(715)	—
	$(683)	$—	$(683)	$—

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

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue(1)
Retirement Centers	$133,663	$124,277	$397,455	$371,435
Assisted Living	259,572	229,230	765,816	687,124
CCRCs	163,890	150,349	484,443	440,985
Management Services	1,339	1,987	4,146	5,002
	$558,464	$505,843	$1,651,860	$1,504,546
Segment operating income(2)
Retirement Centers	$54,199	$54,516	$162,347	$160,568
Assisted Living	89,141	77,839	269,740	245,093
CCRCs	44,849	42,562	138,316	130,246
Management Services	937	1,391	2,902	3,501
	$189,126	$176,308	$573,305	$539,408
General and administrative (including non-cash stock-based compensation expense)(3)	$32,829	$34,124	$95,773	$98,647
Facility lease expense	68,090	68,036	203,514	204,211
Depreciation and amortization	74,951	66,983	221,180	202,378
Lease termination expense	4,616	—	4,616	—
Income from operations	$8,640	$7,165	$48,222	$34,172

			As of
			September 30, 2010	December 31, 2009
Total assets
Retirement Centers			$1,110,756	$1,109,794
Assisted Living			1,468,405	1,519,693
CCRCs			1,662,749	1,685,832
Corporate and Management Services			296,153	330,192
Total assets			$4,538,063	$4,645,511

(1)	All revenue is earned from third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expense levels, the demand for senior housing, expansion and development activity, acquisition opportunities, asset dispositions and the valuation of our common stock; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof); our expectations regarding the effect of recently published or proposed changes in government reimbursement programs on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy and home health); our plans to expand existing communities; the expected project costs for our expansion program; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize the performance of certain of our counterparties’ obligations; changes in governmental reimbursement programs; our limited operating history on a combined basis; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the third quarter of 2010, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy and home health services); (iii) expansion of our existing communities; and (iv) acquisitions of additional operating companies and communities.

Our operating results for the three and nine months ended September 30, 2010 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During the nine months ended September 30, 2010, we also continued our efforts to strengthen our financial position.  For example (and as discussed in more detail under “Credit Facilities - 2010 Credit Facility” below), during the first quarter of 2010, we entered into a new revolving credit facility. The new facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which we exercised during the second quarter), and matures on June 30, 2013. The new facility replaced the $75.0 million revolving credit agreement with Bank of America, N.A. that was scheduled to expire in August 2010.  As a result of our recent operating performance and the steps we have recently taken to improve our liquidity position, we ended the third quarter with $69.0 million of unrestricted cash and cash equivalents on our condensed consolidated balance sheet.

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2010 and 2009 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Total revenues	$558.5	$505.8	$52.6	10.4%
Net loss	$(16.9)	$(21.3)	$(4.4)	(20.7%)
Adjusted EBITDA	$103.3	$85.6	$17.6	20.6%
Cash From Facility Operations	$59.7	$48.2	$11.5	23.9%
Facility Operating Income	$181.6	$169.2	$12.4	7.3%

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Total revenues	$1,651.9	$1,504.5	$147.4	9.8%
Net loss	$(40.8)	$(45.5)	$(4.7)	(10.3%)
Adjusted EBITDA	$299.9	$263.6	$36.3	13.8%
Cash From Facility Operations	$171.1	$150.9	$20.2	13.4%
Facility Operating Income	$551.2	$519.8	$31.4	6.0%

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

Our revenues for the nine months ended September 30, 2010 increased to $1.7 billion, an increase of $147.3 million, or 9.8%, over our revenues for the nine months ended September 30, 2009.  The increase in revenues in the current year period was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  Our weighted average occupancy rate for the nine months ended September 30, 2010 and 2009 was 86.9% and 86.5%, respectively.  As described below, beginning with the first quarter of 2010, occupancy rates and average monthly revenue per unit are being reported using the average unit methodology.  Occupancy rates and average monthly revenue per unit for all prior periods have been recast to conform to the current presentation.

During the three months ended September 30, 2010, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 20.6%, 23.9% and 7.3%, respectively, when compared to the three months ended September 30, 2009.  During the nine months ended September 30, 2010, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 13.8%, 13.4% and 6.0%, respectively, when compared to the nine months ended September 30, 2009.

During the three months ended September 30, 2010, we continued to expand our ancillary services offerings.  As of September 30, 2010, we offered therapy services to approximately 38,100 of our units and home health services to over 24,500 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

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

Consolidated Results of Operations

Three Months Ended September 30, 2010 and 2009

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

(dollars in thousands, except average monthly revenue per unit)

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$133,663	$124,277	$9,386	7.6%
Assisted Living	259,572	229,230	30,342	13.2%
CCRCs	163,890	150,349	13,541	9.0%
Total resident fees	557,125	503,856	53,269	10.6%
Management fees	1,339	1,987	(648)	(32.6%)
Total revenue	558,464	505,843	52,621	10.4%
Expense
Facility operating expense
Retirement Centers	79,464	69,761	9,703	13.9%
Assisted Living	170,431	151,391	19,040	12.6%
CCRCs	119,041	107,787	11,254	10.4%
Total facility operating expense	368,936	328,939	39,997	12.2%
General and administrative expense	33,231	34,720	(1,489)	(4.3%)
Facility lease expense	68,090	68,036	54	0.1%
Depreciation and amortization	74,951	66,983	7,968	11.9%
Facility lease termination expense	4,616	—	4,616	100.0%
Total operating expense	549,824	498,678	51,146	10.3%
Income from operations	8,640	7,165	1,475	20.6%
Interest income	441	623	(182)	(29.2%)
Interest expense
Debt	(33,357)	(30,574)	2,783	9.1%
Amortization of deferred financing costs and debt discount	(2,244)	(2,167)	77	3.6%
Change in fair value of derivatives and amortization	(176)	(2,478)	(2,302)	(92.9%)
Equity in earnings of unconsolidated ventures	272	42	230	547.6%
Loss on extinguishment of debt, net	(856)	(1,178)	322	27.3%
Other non-operating expense	(1,454)	(52)	(1,402)	NM
Loss before income taxes	(28,734)	(28,619)	115	0.4%
Benefit for income taxes	11,821	7,329	4,492	61.3%
Net loss	$(16,913)	$(21,290)	$(4,377)	(20.6%)

Selected Operating and Other Data:
Total number of communities (at end of period)	564	547	17	3.1%
Total units operated(1)	50,903	49,423	1,480	3.0%
Owned/leased communities units	47,117	44,992	2,125	4.7%
Owned/leased communities occupancy rate (weighted average)	87.4%	86.7%	0.7%	0.8%
Average monthly revenue per unit (2)	$4,457	$4,259	$198	4.6%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	80	77	3	3.9%
Total units (1)	14,734	14,114	620	4.4%
Occupancy rate (weighted average)	87.4%	87.3%	0.1%	0.1%
Average monthly revenue per unit (2)	$3,461	$3,361	$100	3.0%
Assisted Living
Number of communities (period end)	429	413	16	3.9%
Total units (1)	21,114	20,062	1,052	5.2%
Occupancy rate (weighted average)	89.0%	87.0%	2.0%	2.3%
Average monthly revenue per unit (2)	$4,606	$4,376	$230	5.3%
CCRCs
Number of communities (period end)	36	35	1	2.9%
Total units (1)	11,269	10,816	453	4.2%
Occupancy rate (weighted average)	84.4%	85.1%	(0.7%)	(0.8%)
Average monthly revenue per unit (2)	$5,509	$5,239	$270	5.2%
Management Services
Number of communities (period end)	19	22	(3)	(13.6%)
Total units (1)	3,786	4,431	(645)	(14.6%)
Occupancy rate (weighted average)	83.7%	82.8%	0.9%	1.1%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$9,812	$12,635
Refundable entrance fees sales(3)	12,242	9,296
Total entrance fee receipts(4)	22,054	21,931
Refunds	(4,984)	(4,649)
Net entrance fees	$17,070	$17,282

__________

(1)	Total units operated represent the average units operated during the period, excluding equity homes.

(2)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(3)
Refundable entrance fee sales for the three months ended September 30, 2010 and 2009 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $6.5 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively.

(4)
Includes $2.9 million and $10.6 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the three months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, our total operations included 564 communities with a capacity of 51,837 units.

Resident Fees

The increase in resident fees occurred across all segments.  Resident fees increased over the prior-year third quarter mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  During the current period, revenues grew 3.7% at the 514 communities we operated during both periods with a 3.1% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.5% in these communities period over period.

Retirement Centers revenue increased $9.4 million, or 7.6%, primarily due to the inclusion of acquisitions that occurred after the prior period and an increase in average monthly revenue per unit, as well as from an increase in our ancillary services revenue at communities we operated during both periods.

Assisted Living revenue increased $30.3 million, or 13.2%, primarily due to the inclusion of acquisitions that occurred after the prior period and increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, and occupancy at the communities we operated during both periods.

CCRCs revenue increased $13.5 million, or 9.0%, primarily due to the inclusion of expansions that opened after the prior period and an increase in the average monthly revenue per unit, including an increase in our ancillary services revenue, at the communities we operated during both periods.  These increases were partially offset by a decrease in occupancy at these same communities period over period.

Management Fees

Management fees decreased period over period as three management agreements were terminated late in the prior year.  The terminated management agreements were attributed to us acquiring the remaining interest in the communities that we previously managed.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to the inclusion of expenses from recent acquisitions and expansions, an increase in salaries and wages, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2009 and 2010.  These increases were partially offset by a decrease in overtime wages and bonus payments.

Retirement Centers operating expenses increased $9.7 million, or 13.9%, primarily due to the inclusion of expenses from acquisitions that occurred after the prior period and an increase in expenses incurred in connection with the continued expansion of our ancillary services programs.  Facility operating expenses were also negatively impacted by increased salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in overtime wages and bonus payments.

Assisted Living operating expenses increased $19.0 million, or 12.6%, primarily due to the inclusion of expenses from acquisitions that occurred after the prior period, an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, as well as increased salaries and wages due to wage rate increases and an increase in hours worked period over period.

CCRCs operating expenses increased $11.3 million, or 10.4%, primarily due to the inclusion of expenses from expansions that opened after the prior period, increases in lighting retrofit costs related to an initiative to use more energy efficient light bulbs in our communities, and an increase in health care supply expenses.  These were partially offset by decreases in overtime wages and bonus payments, as well as reduced workers compensation expenses.

General and Administrative Expense

General and administrative expense decreased $1.5 million, or 4.3%, primarily as a result of decreases in transaction-related costs and non-cash stock-based compensation expense in the current period, partially offset by increases in employee benefits and travel expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration and transaction-related costs, was 4.6% and 4.5% for the three months ended September 30, 2010 and 2009, respectively, calculated as follows (dollars in thousands):

	Three Months Ended September 30,
	2010		2009

Resident fee revenues	$557,125	94.1%	$503,856	92.8%
Resident fee revenues under management	34,662	5.9%	39,021	7.2%
Total	$591,787	100.0%	$542,877	100.0%
General and administrative expenses (excluding non-cash compensation, integration and transaction-related costs)	$27,408	4.6%	$24,651	4.5%
Non-cash compensation expense	5,823	1.0%	7,869	1.5%
Integration and transaction-related costs	—	—	2,200	0.4%
General and administrative expenses (including non-cash compensation, integration and transaction-related costs)	$33,231	5.6%	$34,720	6.4%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense increased $8.0 million, or 11.9%, primarily due to the inclusion of acquisitions and expansions that occurred or opened subsequent to the prior period.

Facility Lease Termination Expense

The $4.6 million of facility lease termination expense relates to the accrual of costs recorded in connection with the termination of an operating lease agreement with respect to one community.

Interest Income

Interest income remained relatively constant period over period.

Interest Expense

The change in interest expense was primarily driven by additional interest expense recorded on our mortgage debt due to the inclusion of acquisitions and expansions that occurred or opened subsequent to the prior period, partially offset by a decrease in interest expense recorded from the change in the fair value of interest rate swaps and caps due to favorable changes in the LIBOR yield curve period over period.

Income Taxes

Our effective tax rates for the three months ended September 30, 2010 and 2009 were 41.1% and 25.6%, respectively.  The difference in the effective rate between these periods was primarily due to the impact of the nondeductible stock-based compensation recorded under ASC 718-10 in 2009.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended September 30, 2010.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

Nine Months Ended September 30, 2010 and 2009

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

(dollars in thousands, except average monthly revenue per unit)

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$397,455	$371,435	$26,020	7.0%
Assisted Living	765,816	687,124	78,692	11.5%
CCRCs	484,443	440,985	43,458	9.9%
Total resident fees	1,647,714	1,499,544	148,170	9.9%
Management fees	4,146	5,002	(856)	(17.1%)
Total revenue	1,651,860	1,504,546	147,314	9.8%
Expense
Facility operating expense
Retirement Centers	235,108	210,867	24,241	11.5%
Assisted Living	496,076	442,031	54,045	12.2%
CCRCs	346,127	310,739	35,388	11.4%
Total facility operating expense	1,077,311	963,637	113,674	11.8%
General and administrative expense	97,017	100,148	(3,131)	(3.1%)
Facility lease expense	203,514	204,211	(697)	(0.3%)
Depreciation and amortization	221,180	202,378	18,802	9.3%
Facility lease termination expense	4,616	—	4,616	100.0%
Total operating expense	1,603,638	1,470,374	133,264	9.1%
Income from operations	48,222	34,172	14,050	41.1%
Interest income	1,521	1,771	(250)	(14.1%)
Interest expense
Debt	(100,540)	(96,845)	3,695	3.8%
Amortization of deferred financing costs and debt discount	(7,250)	(7,099)	151	2.1%
Change in fair value of derivatives and amortization	(5,023)	1,137	6,160	541.8%
Equity in earnings of unconsolidated ventures	788	1,218	(430)	(35.3%)
Loss on extinguishment of debt, net	(1,557)	(2,918)	(1,361)	(46.6%)
Other non-operating (expense) income	(1,454)	4,172	(5,626)	(134.9%)
Loss before income taxes	(65,293)	(64,392)	901	1.4%
Benefit for income taxes	24,528	18,936	5,592	29.5%
Net loss	$(40,765)	$(45,456)	$(4,691)	(10.3%)

Selected Operating and Other Data:
Total number of communities (at end of period)	564	547	17	3.1%

Total units operated(1)	50,927	49,268	1,659	3.4%
Owned/leased communities units	47,140	44,897	2,243	5.0%
Owned/leased communities occupancy rate (weighted average)	86.9%	86.5%	0.4%	0.5%
Average monthly revenue per unit (2)	$4,419	$4,244	$175	4.1%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	80	77	3	3.9%
Total units (1)	14,736	14,116	620	4.4%
Occupancy rate (weighted average)	87.2%	87.2%	—	—
Average monthly revenue per unit (2)	$3,438	$3,353	$85	2.5%
Assisted Living
Number of communities (period end)	429	413	16	3.9%
Total units (1)	21,127	20,073	1,054	5.3%
Occupancy rate (weighted average)	88.2%	86.4%	1.8%	2.1%
Average monthly revenue per unit (2)	$4,568	$4,401	$167	3.8%
CCRCs
Number of communities (period end)	36	35	1	2.9%
Total units (1)	11,277	10,708	569	5.3%
Occupancy rate (weighted average)	84.2%	85.8%	(1.6%)	(1.9%)
Average monthly revenue per unit (2)	$5,456	$5,141	$315	6.1%
Management Services
Number of communities (period end)	19	22	(3)	(13.6%)
Total units (1)	3,787	4,371	(584)	(13.4%)
Occupancy rate (weighted average)	83.5%	84.3%	(0.8%)	(0.9%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$27,716	$23,225
Refundable entrance fees sales(3)	27,303	17,032
Total entrance fee receipts(4)	55,019	40,257
Refunds	(16,106)	(16,842)
Net entrance fees	$38,913	$23,415

__________

(1)	Total units operated represent the average units operated during the period, excluding equity homes.

(2)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(3)
Refundable entrance fee sales for the nine months ended September 30, 2010 and 2009 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $6.8 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

(4)
Includes $14.5 million and $10.6 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the nine months ended September 30, 2010 and 2009, respectively.

Resident Fees

The increase in resident fees occurred across all segments.  Resident fees increased over the prior-year period mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  During the current period, revenues grew 3.0% at the 514 communities we operated during both periods with a 2.6% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.4% in these communities period over period.

Retirement Centers revenue increased $26.0 million, or 7.0%, primarily due to the inclusion of acquisitions that occurred after the prior period and an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, at communities we operated during both periods.

Assisted Living revenue increased $78.7 million, or 11.5%, primarily due to the inclusion of acquisitions that occurred after the prior period and increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, and occupancy at the communities we operated during both periods.

CCRCs revenue increased $43.5 million, or 9.9%, primarily due to the inclusion of expansions that opened after the prior period and an increase in the average monthly revenue per unit, including an increase in our ancillary services revenue, at the communities we operated during both periods, partially offset by a decrease in occupancy at these same communities period over period.

Management Fees

Management fees decreased period over period as four management agreements were terminated late in the prior year.  The decrease was partially offset by the commencement of a new management agreement in mid-2009.  Three of the terminated management agreements were attributed to us acquiring the remaining interest in the communities that we previously managed.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to the inclusion of expenses from recent acquisitions and expansions, an increase in salaries and wages, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2009 and 2010.  These increases were partially offset by a decrease in insurance expense related to changes in estimates.

Retirement Centers operating expenses increased $24.2 million, or 11.5%, primarily due to the inclusion of expenses from acquisitions that occurred after the prior period and an increase in expenses incurred in connection with the continued expansion of our ancillary services programs.  Facility operating expenses were also negatively impacted by increased salaries and wages due to wage rate increases and an increase in hours worked period over period and an increase in the deferred community fee expense recognition.  These increases were partially offset by a decrease in insurance expense related to a change in estimates and reduced workers compensation expenses.

Assisted Living operating expenses increased $54.0 million, or 12.2%, primarily due to the inclusion of expenses from acquisitions that occurred after the prior period, an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, and increased salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by reduced workers compensation expenses and a decrease in insurance expense related to a change in estimates.

CCRCs operating expenses increased $35.4 million, or 11.4%, primarily due to the inclusion of expenses from expansions that opened after the prior period, increased salaries and wages due to wage rate increases and an increase in hours worked period over period, as well as increases in lighting retrofit costs related to an initiative to use more energy efficient light bulbs in our communities.  These increases were partially offset by a decrease in insurance expense related to a change in estimates and reduced workers compensation expenses.

General and Administrative Expense

General and administrative expense decreased $3.1 million, or 3.1%, primarily as a result of decreases in bonus expense, transaction-related costs and non-cash stock-based compensation expense in the current period, partially offset by increases in employee benefits, travel expenses and professional fees.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration and transaction-related costs, was 4.6% and 4.7% for the nine months ended September 30, 2010 and 2009, respectively, calculated as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010		2009

Resident fee revenues	$1,647,714	94.1%	$1,499,544	92.7%
Resident fee revenues under management	103,358	5.9%	118,018	7.3%
Total	$1,751,072	100.0%	$1,617,562	100.0%
General and administrative expenses (excluding non-cash compensation, integration and transaction-related costs)	$81,218	4.6%	$75,900	4.7%
Non-cash compensation expense	15,799	0.9%	21,549	1.3%
Integration and transaction-related costs	—	—	2,699	0.2%
General and administrative expenses (including non-cash compensation, integration and transaction-related costs)	$97,017	5.5%	$100,148	6.2%

Facility Lease Expense

Lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense increased $18.8 million, or 9.3%, primarily due to the inclusion of acquisitions and expansions that occurred or opened subsequent to the prior period.

Facility Lease Termination Expense

The $4.6 million of facility lease termination expense relates to the accrual of costs recorded in connection with the termination of an operating lease agreement with respect to one community.

Interest Income

Interest income remained relatively constant period over period.

Interest Expense

The change in interest expense was primarily driven by additional interest expense recorded from the change in the fair value of interest rate swaps and caps due to unfavorable changes in the LIBOR yield curve period over period.  Additionally, interest expense on our mortgage debt increased due to the inclusion of acquisitions and expansions that occurred or opened subsequent to the prior period, partially offset by a decrease in interest expense related to our line of credit.

Income Taxes

Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 37.6% and 29.4%, respectively.  The difference in the effective rate between these periods was primarily due to the impact of the nondeductible stock-based compensation recorded under ASC 718-10 in 2009.

An additional interest charge related to our tax contingency reserve was recorded during the nine months ended September 30, 2010.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities	$179,155	$185,972
Cash used in investing activities	(95,265)	(124,017)
Cash (used in) provided by financing activities	(81,299)	43,385
Net increase in cash and cash equivalents	2,591	105,340
Cash and cash equivalents at beginning of period	66,370	53,973
Cash and cash equivalents at end of period	$68,961	$159,313

The decrease in cash provided by operating activities was attributable to a decrease in working capital partially offset by improved operating performance and increased proceeds from deferred entrance fee revenue related to the opening of a new entrance fee community in the third quarter of 2009.

The decrease in cash used in investing activities was primarily attributable to a decrease in restricted cash funded as we posted restricted cash in the prior-year period in order to reduce our letter of credit needs in connection with the renegotiation of the line of credit as well as the release of restricted cash in the current year in connection with swap terminations and debt refinancings and a reduction of spending on property, plant and equipment and leasehold improvements period over period.  The decrease was partially offset by cash paid for the acquisition of four previously leased communities in the current period.  Additionally, the prior-year period includes cash received on a sale-leaseback transaction and from the sale of a joint venture interest.

The change in cash related to financing activities period over period was primarily attributable to proceeds received from the public equity offering in the prior-year period, an increase in net repayments of debt period over period and an increase in swap termination payments in the current period, partially offset by increased payments made on the credit facility in the prior-year period and an increase in proceeds from refundable entrance fees.

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

We are highly leveraged and have significant debt and lease obligations.  We have two principal corporate-level indebtednesses:  our $120.0 million credit facility and separate letter of credit facilities for up to $82.5 million in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At September 30, 2010, we had $2.2 billion of debt outstanding, excluding capital lease obligations, at a weighted-average interest rate of 4.19%.  At September 30, 2010, we had $336.5 million of capital and financing lease obligations and $72.7 million of letters of credit had been issued under our letter of credit facilities.  No borrowings were outstanding on our revolving loan facility at September 30, 2010.  Approximately $160.7 million of our debt and capital lease obligations are due on or before September 30, 2011.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending September 30, 2011, we will be required to make approximately $267.3 million of payments in connection with our existing operating leases.

We had $69.0 million of cash and cash equivalents at September 30, 2010, excluding cash and escrow deposits-restricted and lease security deposits of $201.6 million.

In 2009, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

At September 30, 2010, we had $378.2 million of negative working capital, which includes the classification of $232.2 million of refundable entrance fees and $10.3 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $17.1 million and $38.9 million of cash for the three and nine months ended September 30, 2010, respectively.

For the year ending December 31, 2010, we anticipate that we will make investments of approximately $75.0 million to $100.0 million for capital expenditures, comprised of approximately $25.0 million to $35.0 million of net recurring capital expenditures and approximately $50.0 million to $65.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the nine months ended September 30, 2010, we spent approximately $21.6 million for net recurring capital expenditures, approximately $34.1 million for expenditures relating to other major projects and corporate initiatives and approximately $3.9 million (consisting of $12.9 million for capital expenditures net of $9.0 million that had been reimbursed as of September 30, 2010) in connection with our expansion and development program.  We do not anticipate material expenditures in 2010 in connection with our community expansion and development program that will not be reimbursed.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization. As of September 30, 2010, we have $925.9 million in aggregate notional amount of interest rate caps and a $150.0 million notional amount swap which requires cash collateralization.  All of our variable rate debt, excluding our secured line of credit and capital lease obligations, is currently subject to a cap or swap agreement.

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

As of September 30, 2010, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of September 30, 2010, we had an available secured line of credit with a $120.0 million commitment and secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of September 30, 2010, there were no borrowings under the revolving loan facility and $72.7 million of letters of credit had been issued under the secured and unsecured letter of credit facilities.

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

There have been no material changes in our contractual commitments during the nine months ended September 30, 2010 other than with respect to the change in maturity dates related to financing and refinancing transactions that were completed during the nine months ended September 30, 2010 (Note 8).

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	loss on sale of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line rent expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash compensation expense; and

•	change in future service obligation;

and including:

•	entrance fee receipts and refunds (excluding first generation entrance fee receipts on a newly opened entrance fee CCRC).

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(16,913)	$(21,290)	$(40,765)	$(45,456)
Benefit for income taxes	(11,821)	(7,329)	(24,528)	(18,936)
Equity in earnings of unconsolidated ventures	(272)	(42)	(788)	(1,218)
Loss on extinguishment of debt	856	1,178	1,557	2,918
Other non-operating expense (income)	1,454	52	1,454	(4,172)
Interest expense:
Debt	25,817	23,276	77,786	75,071
Capitalized lease obligation	7,540	7,298	22,754	21,774
Amortization of deferred financing costs and debt discount	2,244	2,167	7,250	7,099
Change in fair value of derivatives and amortization	176	2,478	5,023	(1,137)
Interest income	(441)	(623)	(1,521)	(1,771)
Income from operations	8,640	7,165	48,222	34,172
Facility lease termination expense	4,616	—	4,616	—
Depreciation and amortization	74,951	66,983	221,180	202,378
Straight-line lease expense	2,812	3,793	8,109	12,073
Amortization of deferred gain	(1,086)	(1,088)	(3,258)	(3,259)
Amortization of entrance fees	(6,634)	(5,742)	(18,160)	(16,084)
Non-cash compensation expense	5,823	7,869	15,799	21,549
Change in future service obligation	—	—	(1,064)	—
Entrance fee receipts(1)	22,054	21,931	55,019	40,257
First generation entrance fees received(2)	(2,921)	(10,626)	(14,488)	(10,626)
Entrance fee disbursements	(4,984)	(4,649)	(16,106)	(16,842)
Adjusted EBITDA	$103,271	$85,636	$299,869	$263,618

(1)	Includes the receipt of refundable and nonrefundable entrance fees.
(2)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	first generation entrance fee receipts on a newly opened entrance fee CCRC;

•	entrance fee refunds disbursed;

•	lease financing debt amortization with fair market value or no purchase options;

•	facility lease termination expense;

•	other; and

•	recurring capital expenditures.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$64,384	$72,900	$179,155	$185,972
Changes in operating assets and liabilities	(3,812)	(11,438)	18,823	(7,221)
Refundable entrance fees received(1)(2)	12,242	9,296	27,303	17,032
First generation entrance fees received(3)	(2,921)	(10,626)	(14,488)	(10,626)
Entrance fee refunds disbursed	(4,984)	(4,649)	(16,106)	(16,842)
Recurring capital expenditures, net	(7,572)	(5,495)	(21,583)	(12,038)
Lease financing debt amortization with fair market value or no purchase options	(2,267)	(1,793)	(6,659)	(5,371)
Facility lease termination expense	4,616	—	4,616	—
Cash From Facility Operations	$59,686	$48,195	$171,061	$150,906

(1)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three months ended September 30, 2010 and 2009 were $1.1 million and $3.3 million, respectively, and for the nine months ended September 30, 2010 and 2009 were $4.5 million and $6.8 million, respectively.

(2)
Total entrance fee receipts for the three months ended September 30, 2010 and 2009 were $22.1 million and $21.9 million, respectively, including $9.8 million and $12.6 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the nine months ended September 30, 2010 and 2009 were $55.0 million and $40.3 million, respectively, including $27.7 million and $23.2 million, respectively, of nonrefundable entrance fee receipts included in net cash provided by operating activities.

(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	loss on sale of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock compensation expense;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(16,913)	$(21,290)	$(40,765)	$(45,456)
Benefit for income taxes	(11,821)	(7,329)	(24,528)	(18,936)
Equity in earnings of unconsolidated ventures	(272)	(42)	(788)	(1,218)
Loss on extinguishment of debt	856	1,178	1,557	2,918
Other non-operating expense (income)	1,454	52	1,454	(4,172)
Interest expense:
Debt	25,817	23,276	77,786	75,071
Capitalized lease obligation	7,540	7,298	22,754	21,774
Amortization of deferred financing costs and debt discount	2,244	2,167	7,250	7,099
Change in fair value of derivatives and amortization	176	2,478	5,023	(1,137)
Interest income	(441)	(623)	(1,521)	(1,771)
Income from operations	8,640	7,165	48,222	34,172
Facility lease termination expense	4,616	—	4,616	—
Depreciation and amortization	74,951	66,983	221,180	202,378
Change in future service obligation	—	—	(1,064)	—
Facility lease expense	68,090	68,036	203,514	204,211
General and administrative (including non-cash stock compensation expense)	33,231	34,720	97,017	100,148
Amortization of entrance fees	(6,634)	(5,742)	(18,160)	(16,084)
Management fees	(1,339)	(1,987)	(4,146)	(5,002)
Facility Operating Income	$181,555	$169,175	$551,179	$519,823

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2010, we had approximately $1.2 billion of long-term fixed rate debt, $0.9 billion of long-term variable rate debt and $336.5 million of capital and financing lease obligations. As of September 30, 2010, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.19%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2009, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of September 30, 2010, all of our debt, excluding our secured line of credit and capital and financing lease obligations, carries a fixed rate of interest or has a variable rate subject to a swap or interest rate cap agreement.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our secured line of credit and capital and financing lease obligations, as follows: a one, five and ten percent increase in interest rates would have an impact of $7.6 million, $41.3 million and $59.2 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2010, we have an available secured line of credit with a $120.0 million commitment and separate letter of credit facilities of up to $82.5 million in the aggregate.  As of September 30, 2010, we also had $160.7 million of debt that is scheduled to mature during the twelve months ending September 30, 2011.  Although these debt obligations are scheduled to mature on or prior to September 30, 2011, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $125.1 million of non-recourse mortgages payable included in such debt until 2013.  If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

Our consolidated financial statements reflect approximately $160.7 million of debt obligations due on or prior to September 30, 2011.  Although these debt obligations are scheduled to mature on or prior to September 30, 2011, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $125.1 million of non-recourse mortgages payable included in such debt until 2013, as the instruments associated with these mortgages payable provide that we can extend the respective maturity dates for either one two-year period or two terms of 12 months each from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  If we are not able to satisfy the conditions precedent to exercising these extension options, our liquidity and financial condition could be adversely impacted.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, the Centers for Medicare & Medicaid Services (CMS) recently published changes that will reduce therapy rates for subsequent services in a single session.  We estimate that the reimbursement change will have a recurring negative effect on the net operating income from our outpatient therapy services program in the range of $2.0 million to $4.0 million per year.  In addition, CMS recently published a decrease in home health rates for 2011.  We estimate that the rate decrease will have a negative effect on the net operating income from our home health programs in the range of $5.0 million to $6.0 million per year.  Although we believe that other proposed reimbursement changes (such as the pending adoption of RUGS IV) would offset the impact of the outpatient therapy and home health changes, there can be no assurance that such changes will, in fact, be implemented as currently proposed.  Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of September 30, 2010, funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and various principals of Fortress, in the aggregate, beneficially own 33,116,326 shares, or approximately 27.5% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress and, pursuant to our Stockholders Agreement, Fortress currently has the ability to require us to nominate three individuals designated by Fortress for election as members of our nine-member Board of Directors (subject to their election by our stockholders).  As a result, Fortress may be able to effectively control and/or substantially influence fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their effective control of the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At September 30, 2010, 120,544,632 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

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

In addition, as of September 30, 2010, we had registered under the Securities Act an aggregate of 12,100,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan.  In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate Stock Purchase Plan, the number of shares available for purchase under the plan will automatically increase by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under these registration statements will be available for sale into the public markets.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

Section 382 of the Internal Revenue code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of 50% of its stock over a three-year period, to utilize its net operating loss carryforward and certain built-in losses recognized in years after the ownership change.  These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.  We have determined that an ownership change occurred within the second quarter of 2010, and, therefore, losses carried into the change period will be limited on a go forward basis.  The annual limitation is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change, adjusted for certain items.  The annual limitation may be increased by certain built-in gains existing at the time of change.  In addition to the second quarter ownership change, we have had previous ownership changes.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	November 8, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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
10.1
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I  (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).

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