Form 10-K
period 2010-12-31
Brookdale Senior Living Inc.
filed 2011-02-28
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3068069 (I.R.S. Employer Identification No.)

111 Westwood Place, Suite 400
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

Large accelerated filer [X ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $865.3 million. The market value calculation was determined using a per share price of $15.00, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 25, 2011, 120,777,787 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expense levels, the demand for senior housing, expansion and development activity, acquisition opportunities, asset dispositions and taxes; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; the expected project costs for our expansion program; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize the performance of certain of our counterparties’ obligations; changes in governmental reimbursement programs; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.  Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.          Business.

Overview

As of December 31, 2010, we are the largest operator of senior living communities in the United States based on total capacity, with 559 communities in 34 states and the ability to serve approximately 51,300 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  As of December 31, 2010, we operated in four business segments:  retirement centers, assisted living, continuing care retirement communities (“CCRCs”) and management services.

As of December 31, 2010, we operated 78 retirement center communities with 14,620 units, 427 assisted living communities with 20,988 units, 35 CCRCs with 11,919 units and 19 communities with 3,786 units where we provide management services for third parties. The majority of our units are located in campus settings or communities containing multiple services, including CCRCs. For the year ended December 31, 2010, the weighted average occupancy rate for our owned/leased communities was 87.1%. For the year ended December 31, 2010, 43.6% of our revenues were generated from owned communities, 56.1% from leased communities and 0.3% from management fees from communities we operate on behalf of third parties. We generate approximately 80.6% of our revenues from private pay customers.

The table below presents a summary of our operating results and certain other financial metrics for each of the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	For the Years Ended December 31,
	2010	2009	2008
Total revenues	$2,213.3	$2,023.1	$1,928.1
Net loss(1)	$(48.9)	$(66.3)	$(373.2)
Adjusted EBITDA(2)	$408.5	$348.6	$302.6
Cash From Facility Operations(3)	$240.7	$196.8	$130.1
Facility Operating Income(2)	$744.3	$690.1	$637.5
__________

(1)	Net loss for 2010, 2009 and 2008 include non-cash impairment charges of $13.1 million, $10.1 million and $220.0 million, respectively.

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

Our operating results for the year ended December 31, 2010 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During 2010, we continued our efforts to strengthen our financial position.  For example, in early 2010, we entered into a new revolving credit facility with General Electric Capital Corporation, as administrative agent.  The facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which we exercised during the second quarter), and was scheduled to mature on June 30, 2013.  As discussed in more detail elsewhere in the Annual Report on Form 10-K, subsequent to December 31, 2010, we entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement amended and restated the previous credit agreement. The amended credit agreement increased the commitment under the credit facility to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 23, 2011, the commitment under the amended credit agreement was further increased to $230.0 million.  Furthermore, we have refinanced, repaid or exercised extension options on a number of mortgage loans and, factoring in contractual extension options, have no mortgage debt maturities until 2012 (other than periodic, scheduled principal payments).  As a result of our recent operating performance and the steps we have recently taken to improve our liquidity position, we ended the year with $81.8 million of unrestricted cash and cash equivalents on our consolidated balance sheet.

During 2010, we engaged in a limited amount of acquisition activity.  We acquired the fee simple interest in four communities we previously operated under an operating lease.  The aggregate purchase price for the interest was $22.5 million.  Additionally, we purchased and entered into a sale-leaseback arrangement with respect to one of our communities and acquired seven home health agencies during the year.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry.  We also believe that we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive “home-like” setting, assistance with activities of daily living, or ADLs, and, in several communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. Our strategy is to be the leading provider of wellness and healthcare solutions within the senior living industry. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to “age-in-place” and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

We believe that there are substantial organic growth opportunities inherent in our existing portfolio. We intend to take advantage of those opportunities by growing revenues, while maintaining expense control, at our existing communities, continuing the expansion and maturation of our ancillary services programs, expanding, redeveloping and repositioning our existing communities, and acquiring additional operating companies and communities.

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

•
Growth through the continued expansion of our ancillary services programs (including therapy, home health and hospice services). We plan to grow our revenues by further expanding our Innovative Senior Care program throughout our retirement centers, assisted living, CCRCs and management services segments. This expansion includes expanding the scope of services provided at the communities currently served and the continuing rollout of home health to communities not currently serviced.  In addition, we plan to grow our revenues from ancillary services through the maturation of existing clinics.  Through the Innovative Senior Care program, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of many of our communities.  These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services.  The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services as well as social services as needed.  In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate and to seniors living outside of our communities. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided.  We also plan to begin offering hospice services in certain locations.  We believe that our Innovative Senior Care program is unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.  We believe there is a significant opportunity to grow our revenues by continuing to expand the scope of services at communities currently served and continuing the rollout of home health to additional communities, which we believe will increase our revenue per unit in the future.  As of December 31, 2010, we offered therapy services to approximately 37,800 of our units and home health services to approximately 26,500 of our units.

•
Growth through the expansion, redevelopment and repositioning of existing communities.  Through our Program Max initiative, we intend to grow our revenues and cash flows through the expansion, redevelopment and repositioning of certain of our existing communities where economically advantageous.  Certain of our communities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents) offering increased capacity.  Additionally, the community, as well as our presence in the market, may benefit from adding a new level of service for residents.  Through Program Max, we may also reposition certain communities to meet the evolving needs of our customer.  This may include converting space from one level of care to another, reconfiguration of existing units, or the addition of services that are not currently present.

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

Since the beginning of 2007, the industry has been affected by the downturn in the housing market and by the declining economy in general.  In spite of these factors, over the past year, industry occupancy is essentially flat, with the fourth quarter of 2010 being the first since the first quarter of 2007 that occupancy in the industry did not decrease on an annual basis according to the National Investment Center for the Seniors Housing & Care Industry (“NIC”).  According to NIC, occupancy has declined 40 basis points to 87.1% in the independent living sector and has increased 60 basis points to 88.4% in the assisted living sector in the twelve months ended December 31, 2010.  Industry occupancy rates have been declining after reaching a cyclic high in early 2007 of 92.3% according to NIC.  The relatively stable occupancy during 2010 suggests that the senior housing industry may now be trending along a cyclical bottom.  New senior housing construction starts have slowed dramatically since late 2008.  Due to the continued impact of the economic recession, securing financing for new projects has been very difficult.  For the foreseeable future, there will likely be very limited amounts of new construction in senior living.

Despite current economic conditions, we believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.  The primary market for senior living services is individuals age 70 and older.  According to U.S. Census data, the group is expected to grow by 3.1 million through 2015.  As a result of these demographic trends, we expect an increase in the demand for senior living services in future years.

We believe the senior living industry has been and will continue to be impacted by several other trends.  The use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services.  In addition, as a result of increased mobility in society, a reduction of average family size and increased number of two-wage earner couples, more seniors are looking for alternatives outside of their family for their care.  Growing consumer awareness among seniors and their families concerning the types of services provided by independent and assisted living operators has further contributed to the opportunities in the senior living industry. Also, seniors currently possess greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and, despite weakening in national housing markets, equity from the sale of private homes.

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

Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2011. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.  In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, the Centers for Medicare & Medicaid Services (“CMS”) recently published a decrease in home health rates for 2011.  Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, approximately 76.2% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 187 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

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

The communities in our Retirement Centers segment represent approximately 28.5% of our total senior living capacity.

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

Under our Clare Bridge brand, we also operate 86 memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer’s disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care communities have from 19 to 60 beds and some are part of a campus setting which includes a freestanding assisted living community.

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

The communities in our Assisted Living segment (including our memory care communities) represent approximately 40.9% of our total senior living capacity.

CCRCs.  Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus, and some also include memory care/Alzheimer’s service areas.

Eleven of our CCRCs that we own or lease are entrance fee communities, in which residents in the independent living apartment units pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which fee is partially refundable in certain circumstances. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since we receive entrance fees upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community.

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

The communities in our CCRCs segment represent approximately 23.2% of our total senior living capacity.  The independent living units at our entrance fee communities (those units on which entry fees are paid) represent 6.0% of our total senior living capacity.  Excluding managed communities and equity homes (which are residences located on certain of our CCRC campuses that we do not generally own), entrance fee communities represent 9.9% of our total senior living capacity.

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

•
Geographically diverse, high-quality, purpose-built communities.  As of December 31, 2010, we operate a nationwide base of 559 purpose-built communities in 34 states, including 77 communities in nine of the ten most populous standard metropolitan statistical areas.

•
Ability to provide a broad spectrum of care.  Given our diverse mix of retirement centers, assisted living communities and CCRCs, we are able to meet a wide range of our customers’ needs. We believe that we are one of the few companies in the senior living industry with this capability and the only company that does so at scale on a national basis. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

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

•
Significant experience in providing ancillary services.  Through our Innovative Senior Care program, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living, and CCRC communities.  Having therapy clinics and home health agencies located in our senior living communities to provide needed services to our residents is a distinct competitive difference.  We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors living outside of our communities.

Segments

As of December 31, 2010, we had four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

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

Competition

The senior living industry is highly competitive. We compete with numerous other organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial, except in the skilled nursing area.  Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major publicly-traded competitors which operate senior living communities are Sunrise Senior Living, Inc., Emeritus Corporation and Capital Senior Living Corporation and our major private competitors include Life Care Services, LLC and Atria Senior Living Group, as well as a large number of not-for-profit entities.  Partially as a result of recent tax law changes enacted through the Real Estate Investment Trusts (“REIT”) Investment Diversification and Empowerment Act (“RIDEA”), we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.  The largest four of these publicly-traded healthcare REITs measured on equity market capitalization include HCP, Inc., Ventas, Inc., Health Care REIT, Inc. and Nationwide Health Properties, Inc.

Customers

Our target retirement center residents are senior citizens age 70 and older who desire or need a more supportive living environment. The average retirement center resident resides in a retirement center community for approximately 31 months. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

Our target assisted living residents are predominantly senior citizens age 80 and older who require daily assistance with two or three ADLs. The average assisted living resident resides in an assisted living community for approximately 19 months. Residents typically enter an assisted living community due to a relatively immediate need for services that might have been triggered by a medical event or need.

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

Employees

As of December 31, 2010, we had approximately 23,900 full-time employees and approximately 14,700 part-time employees, of which 245 work in our Nashville headquarters office, 380 work in our Milwaukee office, 53 work in our Chicago office and 138 work in a variety of field-based management positions.  We currently consider our relationship with our employees to be good.

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

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, Investment and Nominating and Corporate Governance Committees on our web site at www.brookdaleliving.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Co-Presidents, Chief Financial Officer, Treasurer and Controller, is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

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

As of December 31, 2010, we had an available secured line of credit with a $120.0 million commitment and separate letter of credit facilities of up to $82.5 million in the aggregate.  As of February 28, 2011, we have an available secured line of credit with a $230.0 million commitment and separate letter of credit facilities of up to $82.5 million in the aggregate.  As of December 31, 2010, we also had $71.7 million of debt that is scheduled to mature during the twelve months ending December 31, 2011.  If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2011. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, the Centers for Medicare & Medicaid Services (“CMS”) recently published a decrease in home health rates for 2011.  Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenues and sustain profitability.  Any such financing, refinancing or sale of assets might not be available on economically favorable terms to us.  In addition, certain of our debt agreements contain extension options.  If we are not able to satisfy the conditions precedent to exercising these extension options, our liquidity and financial condition could be negatively impacted.

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

In addition, our leases generally provide for renewal or extension options and, in certain cases, purchase options.  These options generally are based upon prescribed formulas but, in certain cases, may be at fair market value.  We expect to renew, extend or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension or purchase options.  Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise.  If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

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

In the normal course of our business, we use a variety of financial instruments to manage or hedge interest rate risk. We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to certain of our hedge agreements, we are required to secure our obligation to our counterparty if the fair value liability exceeds a specified threshold by posting cash or other collateral.  In periods of significant volatility in the credit markets, the value of our swaps can change significantly and, as a result, the amount of collateral we are required to post can change significantly.  If we are required to post additional collateral due to changes in the fair value liability of our existing or future swaps, our liquidity and financial condition could be negatively impacted.  We also are exposed to the risk that our counterparties to our hedge agreements will default on their obligations.  We manage our exposure to this risk by limiting the counterparties to major international banks and financial institutions meeting established guidelines.  However, any default by such counterparties may have an adverse effect on us.

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

We plan to continue to expand our offering of ancillary services (including therapy, home health and hospice) to additional communities.  In the current environment, it is difficult to obtain certain required regulatory approvals.  Delays in obtaining required regulatory approvals could impede our ability to expand to additional communities in accordance with our plans, which could negatively impact our anticipated revenues, results of operations and cash flows.

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

Several real estate investment trusts, or REITs, have similar asset acquisition objectives as we do, along with greater financial resources and lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. There is significant competition among potential acquirers in the senior living industry, including REITs, and there can be no assurance that we will be able to successfully implement our growth strategy or complete acquisitions, which could limit our ability to grow our business effectively. Partially as a result of recent tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.

Continued expansion of our business through the expansion, redevelopment and repositioning of our existing communities, the development of new communities and the acquisition of existing senior living operating companies and communities will require additional capital, particularly if we were to accelerate our expansion and acquisition plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

In addition, we are heavily dependent on mortgage financing provided by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, the “Agency Lenders”).  The Agency Lenders are currently operating under a conservatorship begun in 2008, conducting business under the direction of the Federal Housing Finance Agency.  Reform efforts related to the Agency Lenders may make such financing sources less available or unavailable in the future and may cause us to seek alternative sources of potentially less attractive financing. There can be no assurance that such alternative sources will be available.

We are susceptible to risks associated with the lifecare benefits that we offer the residents of our lifecare entrance fee communities.

As of December 31, 2010, we operated 11 lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

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

In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules.  Recently proposed legislation known as the Employee Free Choice Act, or card check, and/or related regulatory proposals could make it significantly easier for union organizing drives to be successful, leading to increased organizational activity, and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.  If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our profitability and cash flows from operations would be negatively affected.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Effective January 1, 2009 through December 31, 2009, our policies provided for deductibles of $250,000 for each claim on a claims-made basis.  Effective January 1, 2010, our current policies are also written on a claims-made basis and provide for deductibles of $150,000 for each claim.  Accordingly, we are, in effect, self-insured for claims that are less than $150,000.  If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operation and financial condition could be adversely affected.

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

The senior living and healthcare services businesses entails an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living or healthcare providers. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. We have formed a wholly-owned “captive” insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs.  There can be no guarantee that we will not have any claims that exceed our policy limits in the future.

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

In addition, overbuilding in the late 1990’s in the senior living industry reduced the occupancy rates of many newly constructed buildings and, in some cases, reduced the monthly rate that some newly built and previously existing communities were able to obtain for their services. This resulted in lower revenues for certain of our communities during that time. While we believe that overbuilt markets have stabilized and should continue to be stabilized for the immediate future, we cannot be certain that the effects of this period of overbuilding will not affect our occupancy and resident fee rate levels in the future, nor can we be certain that another period of overbuilding in the future will not have the same effects. Moreover, while we believe that the new construction dynamics and the competitive environments in the states in which we operate are substantially similar to the national market, taken as a whole, if the dynamics or environment were to be significantly adverse in one or more of those states, it would have a disproportionate effect on our revenues (due to the large portion of our revenues that are generated in those states).

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2010, funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and various principals of Fortress, in the aggregate, beneficially own 20,091,326 shares, or approximately 16.6% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress and, pursuant to our Stockholders Agreement, Fortress currently has the ability to require us to nominate two individuals designated by Fortress for election as members of our nine-member Board of Directors (subject to their election by our stockholders).  As a result, Fortress may be able to effectively control and/or substantially influence fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their effective control of (and/or substantial influence over) the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

At December 31, 2010, 120,776,794 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. In connection with our obligations under the Stockholders Agreement, we received a request from Fortress to file a registration statement on Form S-3 to permit the resale, from time to time, of up to 60,875,826 shares of common stock owned by certain affiliates of Fortress. The registration statement on Form S-3 was declared effective on May 22, 2009 and 18,205,000 shares owned by affiliates of Fortress were sold pursuant to the registration statement in November 2009.  In addition, an aggregate of 23,000,000 shares owned by affiliates and various principals of Fortress were sold pursuant to the registration statement in May 2010 and November 2010.

In addition, as of December 31, 2010, we had registered under the Securities Act an aggregate of 12,100,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan.  In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate Stock Purchase Plan, the number of shares available for purchase under the plan automatically increases by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under these registration statements will be available for sale into the public markets.

Our ability to use net operating loss carryovers to reduce future tax payments will be limited.

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

Item 1B.          Unresolved Staff Comments.

None.

Item 2.          Properties.

Facilities

At December 31, 2010, we operated 559 communities across 34 states, with the capacity to serve approximately 51,300 residents. Of the communities we operated at December 31, 2010, we owned 189, we leased 351 pursuant to operating and capital leases, and 19 were managed by us and fully or majority owned by third parties.

The following table sets forth certain information regarding our communities at December 31, 2010:

	Occupancy		Ownership Status
State	Units	Rate(1)(2)	Owned	Leased	Managed	Total
Alabama	1,087	88.8%	2	5	-	7
Arizona	2,133	86.0%	3	11	2	16
California	3,194	89.2%	14	6	1	21
Colorado	2,731	88.5%	6	17	2	25
Connecticut	425	81.4%	2	2	-	4
Delaware	54	96.3%	1	-	-	1
Florida	8,950	84.6%	34	39	3	76
Georgia	508	85.0%	4	-	1	5
Idaho	228	82.9%	2	1	-	3
Illinois	2,465	90.4%	2	9	-	11
Indiana	1,306	82.5%	7	10	-	17
Kansas	1,477	87.3%	10	11	2	23
Kentucky	349	97.4%	-	1	-	1
Louisiana	84	91.7%	1	-	-	1
Massachusetts	280	85.7%	-	1	-	1
Michigan	2,420	88.8%	8	25	1	34
Minnesota	723	87.3%	-	16	1	17
Mississippi	37	59.5%	-	1	-	1
Missouri	926	89.0%	2	1	-	3
Nevada	302	85.1%	1	2	-	3
New Jersey	494	84.6%	2	6	-	8
New Mexico	431	87.0%	1	2	-	3
New York	1,157	90.8%	6	10	-	16
North Carolina	3,153	90.3%	4	50	-	54
Ohio	2,854	85.8%	21	18	-	39
Oklahoma	1,129	87.7%	2	24	1	27
Oregon	765	92.5%	4	8	-	12
Pennsylvania	939	87.2%	5	3	-	8
South Carolina	545	73.6%	4	7	-	11
Tennessee	1,326	90.0%	14	8	-	22
Texas	5,937	87.0%	18	33	5	56
Virginia	1,416	86.9%	3	3	-	6
Washington	1,044	90.1%	4	8	-	12
Wisconsin	444	92.3%	2	13	-	15
Total	51,313	87.3%	189	351	19	559

(1)	Includes the impact of managed properties.
(2)	Represents occupancy at the end of the period.

A significant majority of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 55,296 square foot facility in Nashville, Tennessee, our 99,374 square foot facility in Milwaukee, Wisconsin and our 31,845 square foot facility in Chicago, Illinois.

Item 3.          Legal Proceedings.

The information contained in Note 23 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.          (Removed and Reserved).

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 25, 2011:

Name	Age	Position
W.E. Sheriff	68	Chief Executive Officer
Mark W. Ohlendorf	50	Co-President and Chief Financial Officer
John P. Rijos	58	Co-President and Chief Operating Officer
T. Andrew Smith	50	Executive Vice President, General Counsel and Secretary
Bryan D. Richardson	52	Executive Vice President and Chief Administrative Officer
Gregory B. Richard	56	Executive Vice President – Field Operations
Kristin A. Ferge	37	Executive Vice President and Treasurer
George T. Hicks	53	Executive Vice President – Finance
H. Todd Kaestner	55	Executive Vice President – Corporate Development

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “BKD”.  The following table sets forth the range of high and low sales prices of our common stock for each quarter for the last two fiscal years.

	Fiscal 2010
	High	Low
First Quarter	$22.21	$16.21
Second Quarter	$22.19	$14.84
Third Quarter	$16.44	$12.66
Fourth Quarter	$21.70	$15.93

	Fiscal 2009
	High	Low
First Quarter	$7.16	$2.50
Second Quarter	$14.87	$4.66
Third Quarter	$20.41	$8.39
Fourth Quarter	$20.69	$15.14

The closing sale price of our common stock as reported on the NYSE on February 25, 2011 was $26.46 per share.  As of that date, there were approximately 484 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely and no dividends were declared during the last two fiscal years.  Although we anticipate that, over the longer-term, we may pay regular quarterly dividends to the holders of our common stock, over the near term we are focused on preserving liquidity and deploying capital in the growth of our business.  Accordingly, we do not expect to pay cash dividends on our common stock for the foreseeable future.

Our ability to pay and maintain cash dividends in the future will be based on many factors, including then-existing contractual restrictions or limitations, our ability to execute our growth strategy, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units, occupancy rates, entrance fee sales results, the rates we charge, our liquidity position and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends in the future. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our units and monthly resident fees will increase our actual cash available for dividends to stockholders. As we have done in the past, we may also pay dividends in the future that exceed our net income for the relevant period as calculated in accordance with U.S. GAAP.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.          Selected Financial Data.

The selected financial data should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our historical consolidated financial statements and the related notes included elsewhere herein.  The consolidated financial data includes Brookdale Living Communities, Inc. and Alterra Healthcare Corporation for all periods presented and the acquisition of American Retirement Corporation, effective July 25, 2006.  Other acquisitions are discussed in Note 4 in the notes to the consolidated financial statements.  Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2010 have been derived from our audited financial statements.

	For the Years Ended December 31, (1)
	2010		2009		2008	2007	2006

Fiscal Year ended December 31, (in thousands, except per share data)
Total revenue		$2,213,264		$2,023,068	$1,928,054	$1,839,296	$1,309,913
Facility operating expense		1,437,930		1,302,277	1,261,581	1,170,937	819,801
General and administrative expense		131,709		134,864	140,919	138,013	117,897
Facility lease expense		270,905		272,096	269,469	271,628	228,779
Depreciation and amortization		292,341		271,935	276,202	299,925	188,129
Facility lease termination expense		4,608		―	―	―	―
(Gain) loss on sale of communities, net		(3,298)		2,043	―	―	―
Goodwill and asset impairment		13,075		10,073	220,026	—	—
Total operating expense		2,147,270		1,993,288	2,168,197	1,880,503	1,354,606
Income (loss) from operations		65,994		29,780	(240,143)	(41,207)	(44,693)
Interest income		2,238		2,354	7,618	7,519	6,810
Interest expense:
Debt		(132,641)		(128,869)	(147,389)	(143,991)	(97,694)
Amortization of deferred financing costs and debt discount		(8,963)		(9,505)	(9,707)	(7,064)	(5,061)
Change in fair value of derivatives and amortization		(4,118)		3,765	(68,146)	(73,222)	(38)
Loss on extinguishment of debt, net		(1,557)		(1,292)	(3,052)	(2,683)	(1,526)
Equity in earnings (loss) of unconsolidated ventures		168		440	(861)	(3,386)	(3,705)
Other non-operating (expense) income		(1,454)		4,146	1,708	402	—
Loss before income taxes		(80,333)		(99,181)	(459,972)	(263,632)	(145,907)
Benefit for income taxes		31,432		32,926	86,731	101,260	38,491
Net loss		(48,901)		(66,255)	(373,241)	(162,372)	(107,416)
Net loss (income) attributable to noncontrolling interest		―		―	—	393	(671)
Net loss attributable to common stockholders		$(48,901)		$(66,255)	$(373,241)	$(161,979)	$(108,087)

Basic and diluted loss per share from operations attributable to common stockholders		$(0.41)		$(0.60)	$(3.67)	$(1.60)	$(1.34)
Weighted average shares of common stock used in computing basic and diluted loss per share		120,010		111,288	101,667	101,511	80,842
Dividends declared per share of common stock	$	―	$	―	$0.75	$1.95	$1.55

Other Operating Data:
Total number of communities (at end of period)		559		565	548	550	546
Total units operated(2)(3)		50,870		49,536	49,165	52,086	51,271
Occupancy rate (weighted average)(3)		87.1%		86.5%	87.6%	90.6%	91.1%
Average monthly revenue per unit(3)(4)		$4,439		$4,253	$4,031	$3,577	$3,247

	As of December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)
Cash and cash equivalents		$81,827		$66,370		$53,973		$100,904	$68,034
Total assets		$4,530,470		$4,649,879		$4,449,258		$4,811,622	$4,756,000
Total debt		$2,570,296		$2,625,526		$2,552,929		$2,335,224	$1,874,939
Noncontrolling interest	$	―	$	―	$	―	$	―	$4,601
Total stockholders’ equity		$1,059,997		$1,086,582		$960,601		$1,419,538	$1,764,012
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

(2)	Total units operated represent the average units operated during the period, excluding equity homes.

(3)
Beginning in 2010, total units operated, occupancy rates and average monthly revenue per unit are reported using an average unit methodology based on a consistent treatment of units across all product lines, as compared to the historical method where occupancy was reported based upon unit calculations that varied by product line.  Total units operated, occupancy rates and average monthly revenue per unit for 2009 and 2008 have been recast to conform to the current presentation.  However, 2007 and 2006 total units operated, occupancy rates and average monthly revenue per unit have not been recast as it was not practical to do so. As a result, the 2007 and 2006 total units operated, occupancy rates and average monthly revenue per unit do not reflect the new average unit methodology adopted in 2010 and are not comparable to 2010, 2009 and 2008.

(4)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

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

Executive Overview

During 2010, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy, home health and hospice services); (iii) expansion, redevelopment and repositioning of our existing communities; and (iv) acquisitions of additional operating companies and communities.

Our operating results for the year ended December 31, 2010 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During 2010, we continued our efforts to strengthen our financial position.  For example, in early 2010, we entered into a new revolving credit facility with General Electric Capital Corporation, as administrative agent.  The facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which we exercised during the second quarter), and was scheduled to mature on June 30, 2013.  On January 31, 2011, we entered into an amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement amended and restated the previous credit agreement.  The amended credit agreement increased the commitment under the credit facility to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 23, 2011, the commitment under the amended credit agreement was further increased to $230.0 million.  Furthermore, we have refinanced, repaid or exercised extension options on a number of mortgage loans and, factoring in contractual extension options, have no mortgage debt maturities until 2012 (other than periodic, scheduled principal payments).  As a result of our recent operating performance and the steps we have recently taken to improve our liquidity position, we ended the year with $81.8 million of unrestricted cash and cash equivalents on our consolidated balance sheet and $113.0 million of undrawn capacity on our revolving credit facility.

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2010 and 2009 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Total revenue	$2,213.3	$2,023.1	$190.2	9.4%
Net loss(1)	$(48.9)	$(66.3)	$(17.4)	(26.2)%
Adjusted EBITDA	$408.5	$348.6	$59.9	17.2%
Cash From Facility Operations	$240.7	$196.8	$43.9	22.3%
Facility Operating Income	$744.3	$690.1	$54.2	7.9%

(1) Net loss for 2010 and 2009 includes non-cash impairment charges of $13.1 million and $10.1 million, respectively.

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

Our revenues for the year ended December 31, 2010 increased to $2.2 billion, an increase of $190.2 million, or 9.4%, over our revenues for the year ended December 31, 2009.  The increase in revenues in the current year was primarily a result of an increase in the average monthly revenue per unit compared to the prior year, including growing revenues from our ancillary services programs, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  Our weighted average occupancy rate for our owned/leased communities for the year ended December 31, 2010 and 2009 was 87.1% and 86.5%, respectively.  Beginning in 2010, occupancy rates and average monthly revenue per unit are being reported using an average unit methodology based on a consistent treatment of units across all product lines, as compared to the historical method where occupancy was reported based upon unit calculations that varied by product line.  Occupancy rates and average monthly revenue per unit for 2008 and 2009 have been recast to conform to the current presentation.

During the year ended December 31, 2010, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 17.2%, 22.3% and 7.9%, respectively, when compared to the year ended December 31, 2009.

During 2010, we engaged in a limited amount of acquisition activity.  We acquired the fee simple interest in four communities we previously operated under an operating lease.  The aggregate purchase price for the interest was $22.5 million.  Additionally, we purchased and entered into a sale-leaseback arrangement with respect to one of our communities and acquired seven home health agencies during the year.

During 2010, we continued to expand our ancillary services offerings.  As of December 31, 2010, we offered therapy services to approximately 37,800 of our units and home health services to approximately 26,500 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

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

Year Ended December 31, 2010 and 2009

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$530,161	$496,744	$33,417	6.7%
Assisted Living	1,023,785	925,917	97,868	10.6%
CCRCs	653,727	593,688	60,039	10.1%
Total resident fees	2,207,673	2,016,349	191,324	9.5%
Management fees	5,591	6,719	(1,128)	(16.8%)
Total revenue	2,213,264	2,023,068	190,196	9.4%
Expense
Facility operating expense
Retirement Centers	311,345	283,136	28,209	10.0%
Assisted Living	661,859	600,948	60,911	10.1%
CCRCs	464,726	418,193	46,533	11.1%
Total facility operating expense	1,437,930	1,302,277	135,653	10.4%
General and administrative expense	131,709	134,864	(3,155)	(2.3%)
Facility lease expense	270,905	272,096	(1,191)	(0.4%)

Depreciation and amortization	292,341	271,935	20,406	7.5%
(Gain) loss on sale of communities, net	(3,298)	2,043	(5,341)	(261.4%)
Goodwill and asset impairment	13,075	10,073	3,002	29.8%
Facility lease termination expense	4,608	―	4,608	100.0%
Total operating expense	2,147,270	1,993,288	153,982	7.7%
Income from operations	65,994	29,780	36,214	121.6%
Interest income	2,238	2,354	(116)	(4.9%)
Interest expense:
Debt	(132,641)	(128,869)	3,772	2.9%
Amortization of deferred financing costs and debt discount	(8,963)	(9,505)	(542)	(5.7%)
Change in fair value of derivatives and amortization	(4,118)	3,765	(7,883)	(209.4%)
Loss on extinguishment of debt, net	(1,557)	(1,292)	265	20.5%
Equity in earnings of unconsolidated ventures	168	440	(272)	(61.8%)
Other non-operating (expense) income	(1,454)	4,146	(5,600)	(135.1%)
Loss before income taxes	(80,333)	(99,181)	(18,848)	(19.0%)
Benefit for income taxes	31,432	32,926	(1,494)	(4.5%)
Net loss	$(48,901)	$(66,255)	$(17,354)	(26.2%)
Selected Operating and Other Data:
Total number of communities (at end of period)	559	565	(6)	(1.1%)
Total units operated(1)	50,870	49,536	1,334	2.7%
Owned/leased communities units	47,083	45,174	1,909	4.2%
Owned/leased communities occupancy rate (weighted average)	87.1%	86.5%	0.6%	0.7%
Average monthly revenue per unit(2)	$4,439	$4,253	$186	4.4%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	78	80	(2)	(2.5%)
Total units(1)	14,700	14,137	563	4.0%
Occupancy rate (weighted average)	87.2%	87.2%	―	―
Average monthly revenue per unit(2)	$3,445	$3,358	$87	2.6%
Assisted Living
Number of communities (period end)	427	430	(3)	(0.7%)
Total units(1)	21,109	20,201	908	4.5%
Occupancy rate (weighted average)	88.4%	86.8%	1.6%	1.8%
Average monthly revenue per unit(2)	$4,573	$4,401	$172	3.9%
CCRCs
Number of communities (period end)	35	36	(1)	(2.8%)
Total units(1)	11,274	10,836	438	4.0%
Occupancy rate (weighted average)	84.3%	85.1%	(0.8%)	(0.9%)
Average monthly revenue per unit(2)	$5,517	$5,168	$349	6.8%
Management Services
Number of communities (period end)	19	19	―	―
Total units(1)	3,787	4,362	(575)	(13.2%)
Occupancy rate (weighted average)	83.8%	84.2%	(0.4%)	(0.5%)

Selected Entrance Fee Data:	2010
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$9,550	$8,354	$9,812	$9,770	$37,486
Refundable entrance fees sales(3)	8,442	6,619	12,242	9,117	36,420
Total entrance fee receipts(4)	17,992	14,973	22,054	18,887	73,906
Refunds	(5,762)	(5,360)	(4,984)	(4,954)	(21,060)
Net entrance fees	$12,230	$9,613	$17,070	$13,933	$52,846

	2009
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$4,872	$5,718	$12,635	$15,264	$38,489
Refundable entrance fees sales(3)	3,638	4,098	9,296	13,354	30,386
Total entrance fee receipts(4)	8,510	9,816	21,931	28,618	68,875
Refunds	(5,836)	(6,357)	(4,649)	(6,074)	(22,916)
Net entrance fees	$2,674	$3,459	$17,282	$22,544	$45,959
__________

(1)	Total units operated represent the average units operated during the period, excluding equity homes.

(2)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(3)
Refundable entrance fee sales for the years ended December 31, 2010 and 2009 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $0.1 million, $0.2 million, $6.5 million and $3.8 million in the first, second, third and fourth quarters of 2010, respectively, and $0.6 million, $0.1 million and $0.4 million in the first, third and fourth quarters of 2009, respectively.  My Choice amounts for the second quarter of 2009 were not material.

(4)
Includes $18.5 million and $25.7 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the year ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, our total operations included 559 communities with a capacity to serve 51,313 units.

Resident Fees

The increase in resident fees occurred across all segments.  Resident fees increased over the prior-year principally due to an increase in average monthly revenue per unit during the current year, including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  During the current year, revenues grew 3.2% at the 510 communities we operated during both periods with a 2.9% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.3% in these communities period over period.

Retirement Centers revenue increased $33.4 million, or 6.7%, primarily due to an increase in the average monthly revenue per unit at the communities we operated in both years.  Occupancy at these communities remained consistent year over year.

Assisted Living revenue increased $97.9 million, or 10.6%, primarily due to the inclusion of acquisitions that occurred close to the end of the prior period. The revenue increase was also due to increases in occupancy at the communities we operated during both periods, as well as increases in the average monthly revenue per unit, including an increase in ancillary services revenue, in these communities.

CCRCs revenue increased $60.0 million, or 10.1%, primarily due to the inclusion of expansions that opened late in the prior period and an increase in the average monthly revenue per unit, including an increase in our ancillary services revenue, at the communities we operated during both periods, partially offset by a decrease in occupancy at these same communities period over period.

Management Fees

Management fees decreased year over year as four management agreements were terminated late in the prior year.  The decrease was partially offset by the commencement of a new management agreement in mid-2009.  Three of the terminated management agreements were attributed to us acquiring the remaining interest in the communities that we previously managed.

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to the inclusion of expenses from recent acquisitions and expansions, an increase in salaries and wages, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2009 and 2010.  These increases were partially offset by a decrease in insurance expense related to changes in estimates and reduced workers compensation expenses.

Retirement Centers operating expenses increased $28.2 million, or 10.0%, primarily due to the inclusion of expenses from acquisitions that occurred late in the fourth quarter of 2009 and an increase in expenses incurred in connection with the continued expansion of our ancillary services programs.  Facility operating expenses were also negatively impacted by increased salaries and wages due to wage rate increases, an increase in hours worked year over year and an increase in the amount of direct resident lease origination costs recognized.  Additional expenses were incurred due to lighting retrofit costs related to an initiative to use more energy efficient lighting in our communities.  These increases were partially offset by a decrease in insurance expense related to a change in estimates and reduced workers compensation expenses.

Assisted Living operating expenses increased $60.9 million, or 10.1%, primarily due to the inclusion of expenses from acquisitions that occurred late in the fourth quarter of 2009, an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, and increased salaries and wages due to wage rate increases and an increase in hours worked year over year.  These increases were partially offset by reduced workers compensation expenses and a decrease in bad debt expense.

CCRCs operating expenses increased $46.5 million, or 11.1%, primarily due to the inclusion of expenses from expansions that occurred late in the fourth quarter of 2009, increased salaries and wages due to wage rate increases and an increase in hours worked year over year, as well as increases in lighting retrofit costs related to an initiative to use more energy efficient lighting in our communities.  These increases were partially offset by a decrease in insurance expense related to a change in estimates, reduced workers compensation expenses and a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense decreased $3.2 million, or 2.3%, primarily as a result of a decrease in non-cash stock-based compensation expense in connection with restricted stock grants and transaction-related costs incurred in the prior year.  These decreases were partially offset by increased travel and employee benefit expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation and transaction-related costs, was 4.7% for the years ended December 31, 2010 and 2009, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2010		2009

Resident fee revenues	$2,207,673	94.1%	$2,016,349	92.7%
Resident fee revenues under management	139,478	5.9%	157,618	7.3%
Total	$2,347,151	100%	$2,173,967	100%

General and administrative expenses (excluding non-cash compensation and transaction-related costs)	$110,950	4.7%	$101,676	4.7%
Non-cash compensation expense	20,759	0.9%	26,935	1.2%
Transaction-related costs	―	0.0%	6,253	0.3%
General and administrative expenses (including non-cash compensation and transaction-related costs)	$131,709	5.6%	$134,864	6.2%

Facility Lease Expense

Facility lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense increased by $20.4 million, or 7.5%, primarily due to the inclusion of acquisitions and expansions that occurred or opened later in the prior year.

Goodwill and Asset Impairment

During 2010 and 2009, we recognized $13.1 million and $10.1 million, respectively, of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living and Retirement Centers segments.  In both years, the non-cash impairment charges were primarily due to lower than expected performance of the underlying communities.

Interest Income

Interest income remained relatively constant period over period.

Interest Expense

Interest expense increased $11.1 million, or 8.3%, primarily due to additional interest expense recorded from the change in the fair value of interest rate swaps and caps due to changes in the LIBOR yield curve period over period.  Additionally, interest expense on our mortgage debt increased due to the inclusion of acquisitions and expansions that occurred or opened since late 2009, partially offset by a decrease in interest expense related to our line of credit.

Income Taxes

The reduction in the income tax benefit over the prior year is due to an increase in the effective tax rate from 33.2% in 2009 to 39.1% in 2010.  This increase is primarily due to the impact of the nondeductible stock-based compensation recorded under ASC 718-10 which was treated as non-deductible expense in 2009.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$496,744	$497,453	$(709)	(0.1%)
Assisted Living	925,917	890,075	35,842	4.0%
CCRCs	593,688	533,532	60,156	11.3%
Total resident fees	2,016,349	1,921,060	95,289	5.0%
Management fees	6,719	6,994	(275)	(3.9%)
Total revenue	2,023,068	1,928,054	95,014	4.9%
Expense
Facility operating expense(1)
Retirement Centers	283,136	286,035	(2,899)	(1.0%)
Assisted Living	600,948	590,644	10,304	1.7%
CCRCs	418,193	384,902	33,291	8.6%
Total facility operating expense	1,302,277	1,261,581	40,696	3.2%
General and administrative expense	134,864	140,919	(6,055)	(4.3%)
Facility lease expense	272,096	269,469	2,627	1.0%
Depreciation and amortization	271,935	276,202	(4,267)	(1.5%)
Loss on sale of communities, net	2,043	―	2,043	100.0%
Goodwill and asset impairment	10,073	220,026	(209,953)	(95.4%)
Total operating expense	1,993,288	2,168,197	(174,909)	(8.1%)
Income (loss) from operations	29,780	(240,143)	269,923	112.4%
Interest income	2,354	7,618	(5,264)	(69.1%)
Interest expense:
Debt	(128,869)	(147,389)	(18,520)	(12.6%)
Amortization of deferred financing costs and debt discount	(9,505)	(9,707)	(202)	(2.1%)
Change in fair value of derivatives and amortization	3,765	(68,146)	71,911	105.5%
Loss on extinguishment of debt, net	(1,292)	(3,052)	(1,760)	(57.7%)
Equity in earnings (loss) of unconsolidated ventures	440	(861)	1,301	151.1%
Other non-operating income	4,146	1,708	2,438	142.7%
Loss before income taxes	(99,181)	(459,972)	(360,791)	(78.4%)
Benefit for income taxes	32,926	86,731	(53,805)	(62.0%)
Net loss	$(66,255)	$(373,241)	$(306,986)	(82.2%)
Selected Operating and Other Data:
Total number of communities (at end of period)	565	548	17	3.1%
Total units operated(2)	49,536	49,165	371	0.8%
Owned/leased communities units	45,174	44,817	357	0.8%
Owned/leased communities occupancy rate (weighted average)	86.5%	87.6%	(1.1%)	(1.3%)
Average monthly revenue per unit(3)	$4,253	$4,031	222	5.5%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	80	77	3	3.9%
Total units(2)	14,137	14,459	(322)	(2.2%)
Occupancy rate (weighted average)	87.2%	88.8%	(1.6%)	(1.8%)
Average monthly revenue per unit(3)	$3,358	$3,228	130	4.0%
Assisted Living
Number of communities (period end)	430	417	13	3.1%
Total units(2)	20,201	20,239	(38)	(0.2%)
Occupancy rate (weighted average)	86.8%	86.6%	0.2%	0.2%
Average monthly revenue per unit(3)	$4,401	$4,231	170	4.0%

CCRCs
Number of communities (period end)	36	32	4	12.5%
Total units(2)	10,836	10,119	717	7.1%
Occupancy rate (weighted average)	85.1%	87.8%	(2.7%)	(3.1%)
Average monthly revenue per unit(3)	$5,168	$4,799	369	7.7%
Management Services
Number of communities (period end)	19	22	(3)	(13.6%)
Total units(2)	4,362	4,348	14	0.3%
Occupancy rate (weighted average)	84.2%	76.6%	7.6%	9.9%

Selected Entrance Fee Data:	2009
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$4,872	$5,718	$12,635	$15,264	$38,489
Refundable entrance fees sales(4)	3,638	4,098	9,296	13,354	30,386
Total entrance fee receipts(5)	8,510	9,816	21,931	28,618	68,875
Refunds	(5,836)	(6,357)	(4,649)	(6,074)	(22,916)
Net entrance fees	$2,674	$3,459	$17,282	$22,544	$45,959

	2008
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$2,780	$5,177	$7,253	$7,391	$22,601
Refundable entrance fees sales(4)	3,492	7,420	4,273	4,686	19,871
Total entrance fee receipts	6,272	12,597	11,526	12,077	42,472
Refunds	(3,632)	(4,843)	(5,856)	(4,819)	(19,150)
Net entrance fees	$2,640	$7,754	$5,670	$7,258	$23,322
__________

(1)
Segment facility operating expense for the year ended December 31, 2008 includes hurricane and named tropical storms expense totaling $4.8 million consisting of $1.3 million for Retirement Centers, $2.0 million for Assisted Living and $1.5 million for CCRCs.

(2)	Total units operated represent the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Refundable entrance fee sales for the years ended December 31, 2009 and 2008 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $0.6 million, $0.1 million and $0.4 million in the first, third and fourth quarters of 2009, respectively, and $0.4 million, $0.8 million, $0.6 million and $0.5 million in the first, second, third and fourth quarters of 2008, respectively.  My Choice amounts for the second quarter of 2009 were not material.

(5)
Includes $25.7 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the year ended December 31, 2009.

As of December 31, 2009, our total operations included 565 communities with a capacity to serve 51,021 units.

Resident Fees

Total resident fees increased over the prior-year primarily due to an increase in average monthly revenue per unit during 2009 which includes an increase in our ancillary services revenue as we continued to roll out therapy and home health services to many of our communities.  This increase was partially offset by a decrease in occupancy in the Retirement Centers and CCRCs segments.  During 2009, same-community revenues grew 4.1% at the 514 properties we operated in both years with a 4.9% increase in the average monthly revenue per unit and a 0.7% decrease in occupancy.

Retirement Centers revenue decreased slightly, primarily due to a decrease in occupancy at the communities we operated during both years, partially offset by an increase in the average monthly revenue per unit at those same communities year over year.

Assisted Living revenue increased $35.8 million, or 4.0%, primarily due to an increase in the average monthly revenue per unit at the communities we operated during both years as well as an increase in revenues related to the expansion of our ancillary service programs.

CCRCs revenue increased $60.2 million, or 11.3%, primarily due to an increase in the average monthly revenue per unit at the communities we operated during both years as well as an increase in revenues related to increased capacity in 2009 and the expansion of our ancillary services.  This increase was partially offset by a decrease in occupancy at our same-store communities year over year.

Management Fees

Management fees decreased year over year as one management agreement terminated early in 2009, which was partially offset by the acquisition of a new management agreement in mid-2009.

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to an increase in salaries and wages, increased insurance expense, higher deferred community fee expense recognition, and additional expense incurred in connection with the continued expansion of our ancillary services programs during 2009.  These increases were partially offset by significant cost control measures that were implemented in recent periods.  Facility operating expense during the year ended December 31, 2008 was negatively impacted by hurricane and named tropical storms expense.

Retirement Centers operating expenses decreased $2.9 million, or 1.0%, primarily due to cost control measures implemented in recent periods, including reductions in overtime hours worked and reduced advertising.  These decreases were offset by additional expense incurred in connection with the continued expansion of our ancillary services programs, higher deferred community fee expense recognition and an increase in insurance expense in 2009.  Also, facility operating expense during the year ended December 31, 2008 was negatively impacted by hurricane and named tropical storms expense.

Assisted Living operating expenses increased $10.3 million, or 1.7%, due to an increase in expense incurred in connection with the continued rollout of our ancillary services program, increased occupancy in 2009, an increase in salaries and wages related to normal salary increases, increased employee hours worked and reduced open positions, higher deferred community fee expense recognition and increased insurance costs.  These increases were partially offset by cost control measures implemented in recent periods, including reductions in overtime hours worked and public relations and travel expenses.  Also, facility operating expense during the year ended December 31, 2008 was negatively impacted by hurricane and named tropical storms expense.

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

General and Administrative Expense

General and administrative expense decreased $6.1 million, or 4.3%, primarily as a result of a decrease in non-controllable expenses related to the $8.0 million reserve established for certain litigation during the year ended December 31, 2008, as well as a decrease in non-cash stock-based compensation expense in connection with restricted stock grants and cost control measures implemented in recent periods.  These decreases were partially offset by increased bonus expense and transaction-related costs in 2009.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash compensation, integration and transaction-related costs, was 4.7% and 4.5% for the years ended December 31, 2009 and 2008, respectively, calculated as follows (dollars in thousands):

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

Goodwill and Asset Impairment

During 2009, we recognized $10.1 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living segment.  The non-cash impairment charges are primarily due to lower than expected performance of the underlying communities.  During 2008, we recognized $220.0 million of impairment charges mainly related to the CCRCs operating segment.  The non-cash charges consisted of $215.0 million of goodwill impairment related to the CCRCs segment and $5.0 million of asset impairment for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living segment.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and our stock price at December 31, 2008 compared with our stock price at September 30, 2008.

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

Income Taxes

The reduction in the income tax benefit over the same prior year period is due to an increase in the effective tax rate from 18.9% in 2008 to 33.2% in 2009.  This increase is primarily due to the impact of the impairment charge taken for financial statement purposes in 2008, which was not deductible for tax purposes. The rate was also impacted by our stock based compensation tax deduction as compared to the financial expense for 2009 and by an increase in the nondeductible officer’s compensation recorded in the year.

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

Revenue Recognition and Assumptions at Entrance Fee Communities

Our 11 entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the non-refundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple.  In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit contingent upon resale.  We estimate the portion of such entrance fees that will be repaid to the resident from other contingently refundable entrance fees received or non-refundable entrance fees received and record that portion as deferred revenue with the remainder classified as refundable entrance fees.  The portion recorded as deferred revenue is amortized over the life of the entrance fee building.   We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

Obligation to Provide Future Services

Annually, we calculate the present value of the net cost of future services and the use of communities to be provided to current residents of certain of our CCRCs and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services and the use of communities exceeds the related anticipated revenues including non-refundable deferred revenue from entrance fees, a liability is recorded (obligation to provide future services and use of communities) with a corresponding charge to income.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, our current policy provides for deductibles for each and every claim ($250,000 effective January 1, 2009 and $150,000 effective January 1, 2010).  The amount of liquid assets separately available to satisfy these deductible obligations is $10.9 million as of December 31, 2010 (classified as cash and escrow deposits – restricted in the consolidated balance sheets).  As a result, we are effectively self-insured for claims that are less than $150,000.  In addition, we maintain a self-insured workers compensation program (with excess loss coverage generally above $0.5 million per individual claim on or prior to December 31, 2009 and $1.0 million effective January 1, 2010) and a self-insured employee medical program (with excess loss coverage above $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts.  We have formed a wholly-owned “captive” insurance company, Senior Services Insurance Limited (“SSIL”) for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs.  SSIL issues policies of insurance to and receives premiums from Brookdale Senior Living Inc. that are reimbursed through expense allocation to each operated community and us. SSIL pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

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

Investment in Unconsolidated Ventures

In accordance with ASC 810, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. We have reviewed all ventures that are not VIEs where we are the general partner or managing member and have determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, no ventures are consolidated.

For ventures not consolidated, we apply the equity method of accounting in accordance with ASC Investments — Equity Method and Joint Ventures Topic. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. In accordance with this guidance, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

Our reported share of earnings is adjusted for the impact, if any, of basis differences between our carrying value of the equity investment and our share of the venture’s underlying assets. We generally do not have future requirements to contribute additional capital over and above the original capital commitments, and therefore, we discontinue applying the equity method of accounting when our investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including obligations in our role as a general partner. Any remaining distributions are recorded as the Company’s share of earnings and return on investment in unconsolidated ventures in the consolidated statements of operations.

We evaluate realization of our investment in ventures accounted for using the equity method if circumstances indicate that our investment is other than temporarily impaired.

Income Taxes

We account for income taxes under the provisions of ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2010 and 2009, we have a valuation allowance against deferred tax assets of approximately $10.8 million and $10.7 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income.  This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2010, we operated 351 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Communities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $14.5 million and $13.9 million as of December 31, 2010 and 2009, respectively.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 80.6% and 83.0% of the Company’s resident and healthcare revenues for the year ended December 31, 2010 and 2009, respectively, were derived from private pay customers and 19.4% and 17.0% of the Company’s resident and healthcare revenues for the year ended December 31, 2010 and 2009, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets, Goodwill and Purchase Accounting

As of December 31, 2010 and 2009, our long-lived assets were comprised primarily of $3.7 billion and $3.9 billion, respectively, of property, plant and equipment and leasehold intangibles. In accounting for our long-lived assets, other than goodwill, we apply the provisions of ASC 360 Property, Plant and Equipment.  In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with our acquisition of ARC and our formation transactions was allocated to the respective reporting unit and included in our application of the provisions of ASC 350 Intangibles – Goodwill and Other (“ASC 350”).  We account for goodwill under the provisions of ASC 350.  As of December 31, 2010 and 2009, we had $109.7 million and $109.8 million of goodwill, respectively.

We test long-lived assets other than goodwill and indefinite-lived intangible assets for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset (group) is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset (group). If this comparison indicates that the carrying value of an asset (group) is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset (group) exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life.  During the years ended December 31, 2010 and 2009, we evaluated long-lived depreciable assets using the same cash flow data used to evaluate goodwill and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities.  Estimated fair values were determined and a non-cash asset impairment charge of $13.1 million and $10.1 million was taken for the quarters ended December 31, 2010 and 2009, respectively, for five and four communities, respectively, within the Retirement Centers and Assisted Living segment.

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

Indefinite-lived intangible assets are tested for impairment annually during our fourth quarter or more frequently as required.  The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value.  If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.

In estimating the fair value of long-lived assets (groups) and reporting units for purposes of our goodwill impairment test, we generally use the income approach.  The income approach utilizes future cash flow projections that are developed internally.  Any estimates of future cash flow projections necessarily involve predicting an unknown future and require significant management judgments and estimates.   In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors.  Future events may indicate differences from management’s current judgments and estimates, which could, in turn, result in future impairments.  Future events that may result in impairment charges include increases in interest rates, which could impact discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities.

In using the income approach to estimate the fair value of long-lived assets (groups) and reporting units for purposes of our goodwill impairment test, we make certain key assumptions.  Those assumptions include future revenues and future facility operating expenses, and future cash flows that we would receive upon a sale of the communities using estimated capitalization rates. We corroborate the capitalization rates we use in these calculations with capitalization rates observable from recent market transactions.

Where required, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

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

Stock-Based Compensation

We adopted ASC 718 Compensation – Stock Compensation in connection with initial grants of restricted stock effective August 2005, which were converted into shares of our restricted stock on September 30, 2005 in connection with our formation transaction. ASC 718 requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

Litigation

Litigation is inherently uncertain and the outcome of individual litigation matters is not predictable with assurance.  As described in Note 23 to the consolidated financial statements, we are involved in various legal actions and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we may not be able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31,
	2010	2009
Cash provided by operating activities	$228,244	$237,220
Cash used in investing activities	(136,505)	(351,432)
Cash (used in) provided by financing activities	(76,282)	126,609
Net increase in cash and cash equivalents	15,457	12,397
Cash and cash equivalents at beginning of year	66,370	53,973
Cash and cash equivalents at end of year	$81,827	$66,370

The decrease in cash provided by operating activities was attributable to a decrease in working capital partially offset by improved operating performance.

The decrease in cash used in investing activities was primarily attributable to a decrease in cash paid for acquisitions year over year, a decrease in restricted cash funded as we posted restricted cash in the prior-year in order to reduce our letter of credit needs in connection with the renegotiation of the line of credit as well as the release of restricted cash in the current year in connection with swap terminations and debt refinancings and a reduction of spending on property, plant and equipment and leasehold improvements period over period. Additionally, the prior-year period includes cash received on a sale-leaseback transaction and from the sale of a joint venture interest.

The change in cash related to financing activities period over period was primarily attributable to proceeds received from the public equity offering in the prior-year, an increase in net repayments of debt period over period and an increase in swap termination payments in the current year, partially offset by increased payments made on the credit facility in the prior-year period and an increase in proceeds from refundable entrance fees.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral postings required in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our previous share repurchase authorization; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, redevelopment and repositioning of our current communities and the development of new communities;
•	other corporate initiatives (including information systems);
•	acquisition consideration and transaction costs; and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

We are highly leveraged and have significant debt and lease obligations.  As of February 28, 2011, we have two principal corporate-level debt obligations:  our $230.0 million revolving credit facility and our secured and unsecured facilities providing for up to $82.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At December 31, 2010, we had $2.2 billion of debt outstanding, excluding capital lease obligations, at a weighted-average interest rate of 4.18%.  At December 31, 2010, we had $371.2 million of capital and financing lease obligations and $72.0 million of letters of credit had been issued under our letter of credit facilities.  No borrowings were outstanding on our revolving loan facility at December 31, 2010.  Approximately $71.7 million of our debt and capital lease obligations are due on or before December 31, 2011.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2011, we will be required to make approximately $265.4 million of payments in connection with our existing operating leases.

We had $81.8 million of cash and cash equivalents at December 31, 2010, excluding cash and escrow deposits-restricted and lease security deposits of $194.9 million.  As of that date, we also had $113.0 million of undrawn capacity under our revolving credit facility.

In 2009, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

At December 31, 2010, we had $278.2 million of negative working capital, which includes the classification of $237.1 million of refundable entrance fees and $8.0 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $52.8 million of cash for the year ended December 31, 2010.  This includes $18.5 million of first generation entrance fee receipts which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

For the year ending December 31, 2011, we anticipate that we will make investments of approximately $125.0 million to $135.0 million for capital expenditures, comprised of approximately $35.0 million to $40.0 million of net recurring capital expenditures and approximately $90.0 million to $95.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities (including deferred expenditures in connection with recently acquired communities), integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the year ended December 31, 2010, we spent approximately $28.0 million for net recurring capital expenditures, approximately $50.0 million for expenditures relating to other major projects and corporate initiatives and approximately $4.0 million (consisting of $13.1 million for capital expenditures net of $9.1 million that had been reimbursed as of December 31, 2010) in connection with our expansion and development program.

In addition, during 2011, we plan on increasing our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $70.0 million to $100.0 million over the next 12 to 18 months in connection with these projects.

During 2011, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, and amounts drawn on our credit facility.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization. As of December 31, 2010, we have $925.9 million in aggregate notional amount of interest rate caps which do not require cash collateralization and a $150.0 million notional amount swap which does require cash collateralization.  All of our variable rate debt, excluding our secured line of credit and capital lease obligations, is currently subject to a cap or swap agreement.

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

As of December 31, 2010, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

2010 Credit Facility

Effective February 23, 2010, we terminated the $75.0 million revolving credit facility with Bank of America, N.A. and entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The new facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which we exercised on May 5, 2010), and was scheduled to mature on June 30, 2013.

The revolving line of credit could be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The facility was secured by a first priority lien on certain of our communities.  The availability under the line may vary from time to time as it is based on borrowing base calculations related to the value and performance of the communities securing the facility.

Amounts drawn under the facility bore interest at 90-day LIBOR plus an applicable margin, as described below.  For purposes of determining the interest rate, in no event would LIBOR be less than 2.0%.  The applicable margin varied with the percentage of the total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50%, and a 5.5% margin at greater than 50% utilization.  We were also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

The credit agreement contained typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth.  A violation of any of these covenants could have resulted in a default under the credit agreement, which would have resulted in termination of all commitments under the credit agreement and all amounts owing under the credit agreement and certain other loan agreements becoming immediately due and payable.

As of December 31, 2010, we had an available secured line of credit with a $120.0 million commitment and secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of December 31, 2010, there were no borrowings under the revolving loan facility and $72.0 million of letters of credit had been issued under the secured and unsecured letter of credit facilities.

2011 Credit Facility

On January 31, 2011, we entered into an amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our existing credit agreement dated as of February 23, 2010, as previously amended.  The amended credit agreement increased the commitment under the credit facility from $120.0 million to $200.0 million and extended the maturity date to January 31, 2016. Other than the expansion of the commitment and the extension of the maturity date, no other material terms of the previous credit agreement (as described above) were amended.  Effective February 23, 2011, the commitment under the amended and restated credit agreement was further increased to $230.0 million.

After giving effect to the amended credit facility, as of February 28, 2011, we have two principal corporate-level debt obligations:  our $230.0 million revolving credit facility and our secured and unsecured facilities providing for up to $82.5 million of letters of credit in the aggregate.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2010.

		Payments Due by Twelve Months Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
	(dollars in thousands)
Contractual Obligations:
Long-term debt obligations(1)	$2,607,505	$142,666	$751,064	$785,537	$187,749	$69,256	$671,233
Capital lease obligations(1)	604,751	54,773	57,178	56,855	56,235	55,638	324,072
Operating lease obligations(2)	1,971,949	265,442	262,182	251,747	226,040	216,709	749,829
Refundable entrance fee obligations(3)	237,082	24,894	24,894	24,894	24,894	24,894	112,612
Total contractual obligations	$5,421,287	$487,775	$1,095,318	$1,119,033	$494,918	$366,497	$1,857,746

Total commercial construction commitments	$13,246	$13,246	$—	$—	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2010 rate after giving effect to in-place interest rate swaps.

(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2010 rate.

(3)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $72.0 million as of December 31, 2010.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of February 28, 2011, we have two principal corporate-level debt obligations: our $230.0 million revolving credit facility and separate letter of credit facilities of up to $82.5 million in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

As of both December 31, 2010 and 2009, our outstanding property-level secured debt and capital leases were $2.6 billion.

During 2010, we incurred $381.2 million of additional property-level debt primarily related to the financing of acquisitions, the expansion of certain communities and the releveraging of certain assets.  Approximately $39.0 million of the new debt was issued at a variable interest rate and the remaining $342.2 million was issued at a fixed interest rate.  Additionally we recorded $33.6 million of debt related to a capital lease entered into during the year.  Refer to the notes to the consolidated financial statements for a detailed discussion of the new debt and related terms.

We have secured our self-insured retention risk under our workers’ compensation and general liability and professional liability programs and our lease security deposits with cash aggregating $18.0 million and $13.9 million as of December 31, 2010 and 2009, respectively, and letters of credit aggregating $45.9 million and $46.5 milliion as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

Long-Term Leases

As of December 31, 2010, we have 351 communities operated under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

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

For the year ended December 31, 2010, our minimum annual cash lease payments for our capital/financing leases and operating leases were $50.7 million and $262.8 million, respectively.

As of December 31, 2010, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge lease coverage.

Hedging

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have recently taken a number of steps to reduce our collateral posting risk.  In particular, during the year ended December 31, 2010, we terminated a number of interest rate swaps with an aggregate notional amount of $351.8 million.  As of December 31, 2010, we have $925.9 million in aggregate notional amount of interest rate caps which do not require cash collateralization and a $150.0 million notional amount swap which does require cash collateralization.  All of our variable rate debt, excluding our secured line of credit and capital lease obligations, is currently subject to a cap or swap agreement.

All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value.

The following table summarizes the Company’s swap instruments at December 31, 2010 (dollars in thousands):

Current notional balance	$150,000
Highest possible notional	$150,000
Lowest interest rate	0.87%
Highest interest rate	0.87%
Average fixed rate	0.87%
Earliest maturity date	2013
Latest maturity date	2013
Weighted average original maturity	2.9 years
Estimated liability fair value (included in other liabilities at December 31, 2009)	$(16,950)
Estimated asset fair value (included in other assets at December 31, 2010)	$281

The following table summarizes the Company’s cap instruments at December 31, 2010 (dollars in thousands):

Current notional balance	$925,865
Highest possible notional	$925,865
Lowest interest cap rate	4.96%
Highest interest cap rate	6.50%
Average fixed cap rate	5.82%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.2 years
Estimated asset fair value (included in other assets at December 31, 2010)	$157
Estimated asset fair value (included in other assets at December 31, 2009)	$1,221

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

At December 31, 2010, approximately $1.0 billion of our indebtedness bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate swaps and interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our line of credit.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line rent expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash compensation expense; and

•	change in future service obligation;

and including:

•	entrance fee receipts and refunds (excluding first generation entrance fee receipts on a newly opened entrance fee CCRC).

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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31, (1)
	2010	2009	2008
Net loss	$(48,901)	$(66,255)	$(373,241)
Benefit for income taxes	(31,432)	(32,926)	(86,731)
Other non-operating expense (income)	1,454	(4,146)	(1,708)
Equity in (earnings) loss of unconsolidated ventures	(168)	(440)	861
Loss on extinguishment of debt, net	1,557	1,292	3,052
Interest expense: Debt	102,245	99,653	119,853
Capitalized lease obligation	30,396	29,216	27,536
Amortization of deferred financing costs and debt discount	8,963	9,505	9,707
Change in fair value of derivatives and amortization	4,118	(3,765)	68,146
Interest income	(2,238)	(2,354)	(7,618)
Income (loss) from operations	65,994	29,780	(240,143)
Facility lease termination expense	4,608	―	―
(Gain) loss on sale of communities, net	(3,298)	2,043	―
Depreciation and amortization	292,341	271,935	276,202
Goodwill and asset impairment	13,075	10,073	220,026
Straight-line lease expense	10,521	15,851	20,585
Amortization of deferred gain	(4,343)	(4,345)	(4,342)

Amortization of entrance fees	(24,397)	(21,661)	(22,025)
Non-cash compensation expense	20,759	26,935	28,937
Change in future service obligation	(1,064)	(2,342)	―
Entrance fee receipts(2)	73,906	68,875	42,472
First generation entrance fees received(3)	(18,548)	(25,673)	―
Entrance fee disbursements	(21,060)	(22,916)	(19,150)
Adjusted EBITDA	$408,494	$348,555	$302,562
__________
(1)
The calculation of Adjusted EBITDA includes transaction-related costs for the year ended December 31, 2009 of $5.8 million.  Integration and hurricane and named tropical storms expense as well as other non-recurring costs were $24.3 million for the year ended December 31, 2008.  The amount for the year ended December 31, 2008 includes the effect of an $8.0 million reserve established for certain litigation.

(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	first generation entrance fee receipts on a newly opened entrance fee CCRC;

•	entrance fee refunds disbursed;

•	lease financing debt amortization with fair market value or no purchase options;

•	facility lease termination expense;

•	recurring capital expenditures;

•	distributions from unconsolidated ventures from cumulative share of net earnings;

•	Cash From Facility Operations from unconsolidated ventures; and

•	other.

Recurring capital expenditures include routine expenditures capitalized in accordance with GAAP that are funded from current operations. Amounts excluded from recurring capital expenditures consist primarily of major projects, renovations, community repositionings, expansions, systems projects or other non-recurring or unusual capital items (including integration capital expenditures) or community purchases that are funded using lease or financing proceeds, available cash and/or proceeds from the sale of communities that are held for sale.

In the current year, we revised the definition of Cash From Facility Operations to exclude distributions from unconsolidated ventures from cumulative share of net earnings and include our proportionate share (based on equity ownership percentages) of the Cash From Facility Operations generated by our unconsolidated ventures.

This impact is included in the Cash From Facility Operations for the year ended December 31, 2010.  Due to immateriality, prior periods have not been restated.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,(1)
	2010	2009	2008
Net cash provided by operating activities	$228,244	$237,220	$136,767
Changes in operating assets and liabilities	46,674	4,532	25,865
Refundable entrance fees received(2)(3)	36,420	30,386	19,871
First generation entrance fees received(4)	(18,548)	(25,673)	―
Entrance fee refunds disbursed	(21,060)	(22,916)	(19,150)
Recurring capital expenditures, net	(27,969)	(19,522)	(27,312)
Lease financing debt amortization with fair market value or no purchase options	(8,972)	(7,195)	(6,691)
Facility lease termination expense	4,608	―	―
Reimbursement of operating expenses and other	―	―	794
Distributions from unconsolidated ventures from cumulative share of net earnings	(775)	―	―
Cash From Facility Operations from unconsolidated ventures	2,050	―	―
Cash From Facility Operations	$240,672	$196,832	$130,144
__________
(1)
The calculation of CFFO includes transaction-related costs for the year ended December 31, 2009 of $5.8 million.  Integration and hurricane and named tropical storms expense as well as other non-recurring costs were $24.3 million for the year ended December 31, 2008.  The amount for the year ended December 31, 2008 includes the effect of an $8.0 million reserve established for certain litigation.

(2)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the years ended December 31, 2010 and 2009 were $1.7 million and $9.3 million, respectively.  Notes issued (net of collections) for the year ended December 31, 2008 were not material.

(3)
Total entrance fee receipts for the years ended December 31, 2010, 2009 and 2008 were $73.9 million, $68.9 million and $42.5 million, respectively, including $37.5 million, $38.5 million and $22.6 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

(4)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock compensation expense;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Net loss	$(48,901)	$(66,255)	$(373,241)
Benefit for income taxes	(31,432)	(32,926)	(86,731)
Other non-operating expense (income)	1,454	(4,146)	(1,708)
Equity in (earnings) loss of unconsolidated ventures	(168)	(440)	861
Loss on extinguishment of debt, net	1,557	1,292	3,052
Interest expense:
Debt	102,245	99,653	119,853
Capitalized lease obligation	30,396	29,216	27,536
Amortization of deferred financing costs and debt discount	8,963	9,505	9,707
Change in fair value of derivatives and amortization	4,118	(3,765)	68,146
Interest income	(2,238)	(2,354)	(7,618)
Income (loss) from operations	65,994	29,780	(240,143)
Facility lease termination expense	4,608	―	―
(Gain) loss on sale of communities, net	(3,298)	2,043	―
Depreciation and amortization	292,341	271,935	276,202
Goodwill and asset impairment	13,075	10,073	220,026
Facility lease expense	270,905	272,096	269,469
General and administrative (including non-cash stock compensation expense)	131,709	134,864	140,919
Change in future service obligation	(1,064)	(2,342)	―
Amortization of entrance fees	(24,397)	(21,661)	(22,025)
Management fees	(5,591)	(6,719)	(6,994)
Facility Operating Income	$744,282	$690,069	$637,454

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2010, we had approximately $1.2 billion of long-term fixed rate debt, $1.0 billion of long-term variable rate debt and $371.2 million of capital and financing lease obligations. As of December 31, 2010, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.18%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, during 2009 and 2010, we entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of December 31, 2010, $1.3 billion, or 60.7%, of our debt, excluding capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  The remaining $864.9 million, or 39.3%, of our debt, excluding capital and financing lease obligations, is subject to cap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $7.6 million, $41.2 million and $56.0 million, respectively.

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

Item 8.          Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

           /s/ Ernst & Young LLP

Chicago, Illinois
28 February, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion thereon.

                                     /s/ Ernst & Young LLP

Chicago, Illinois
28 February, 2011

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$81,827	$66,370
Cash and escrow deposits – restricted	81,558	55,242
Accounts receivable, net	88,033	80,184
Deferred tax asset	15,529	7,688
Prepaid expenses and other current assets, net	61,162	65,550
Total current assets	328,109	275,034
Property, plant and equipment and leasehold intangibles, net	3,736,842	3,857,774
Cash and escrow deposits – restricted	65,316	95,874
Investment in unconsolidated ventures	20,196	20,512
Goodwill	109,693	109,835
Other intangible assets, net	171,341	198,043
Other assets, net	98,973	92,807
Total assets	$4,530,470	$4,649,879
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$71,676	$166,185
Trade accounts payable	36,302	51,612
Accrued expenses	171,537	169,612
Refundable entrance fees and deferred revenue	318,814	295,041
Tenant security deposits	8,029	13,515
Total current liabilities	606,358	695,965
Long-term debt, less current portion	2,498,620	2,459,341
Deferred entrance fee revenue	69,075	69,306
Deferred liabilities	153,199	148,690
Deferred tax liability	113,956	140,313
Other liabilities	29,265	49,682
Total liabilities	3,470,473	3,563,297
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at December 31, 2010 and 2009; 125,527,846 and 124,417,940 shares issued and 124,316,545 and 123,206,639 shares outstanding (including 3,539,751 and 3,915,330 unvested restricted shares), respectively	1,243	1,232
Additional paid-in-capital	1,904,144	1,882,377
Treasury stock, at cost; 1,211,301 shares at December 31, 2010 and 2009	(29,187)	(29,187)
Accumulated deficit	(815,876)	(766,975)
Accumulated other comprehensive loss	(327)	(865)
Total stockholders’ equity	1,059,997	1,086,582
Total liabilities and stockholders’ equity	$4,530,470	$4,649,879

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenue
Resident fees	$2,207,673	$2,016,349	$1,921,060
Management fees	5,591	6,719	6,994
Total revenue	2,213,264	2,023,068	1,928,054
Expense
Facility operating expense (excluding depreciation and amortization of $221,257, $184,780 and $195,517, respectively)	1,437,930	1,302,277	1,256,781
General and administrative expense (including non-cash stock-based compensation expense of $20,759, $26,935 and $28,937, respectively)	131,709	134,864	140,919
Hurricane and named tropical storms expense	—	—	4,800
Facility lease expense	270,905	272,096	269,469
Depreciation and amortization	292,341	271,935	276,202
(Gain) loss on sale of communities, net	(3,298)	2,043	—
Goodwill and asset impairment	13,075	10,073	220,026
Facility lease termination expense	4,608	—	—
Total operating expense	2,147,270	1,993,288	2,168,197
Income (loss) from operations	65,994	29,780	(240,143)

Interest income	2,238	2,354	7,618
Interest expense:
Debt	(132,641)	(128,869)	(147,389)
Amortization of deferred financing costs and debt discount	(8,963)	(9,505)	(9,707)
Change in fair value of derivatives and amortization	(4,118)	3,765	(68,146)
Loss on extinguishment of debt, net	(1,557)	(1,292)	(3,052)
Equity in earnings (loss) of unconsolidated ventures	168	440	(861)
Other non-operating (expense) income	(1,454)	4,146	1,708
Loss before income taxes	(80,333)	(99,181)	(459,972)
Benefit for income taxes	31,432	32,926	86,731
Net loss	$(48,901)	$(66,255)	$(373,241)
Basic and diluted net loss per share	$(0.41)	$(0.60)	$(3.67)
Weighted average shares used in computing basic and diluted net loss per share	120,010	111,288	101,667
Dividends declared per share	$—	$—	$0.75

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
 For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2008	104,962	$1,050	$1,752,581	$—	$(332,692)	$(1,401)	$1,419,538
Dividends	—	—	(77,559)	—	—	—	(77,559)
Compensation expense related to restricted stock grants	—	—	28,937	—	—	—	28,937
Net loss	—	—	—	—	(373,241)	—	(373,241)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	262	262
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Purchase of Treasury Stock	—	—	—	(29,187)	—	—	(29,187)
Deconsolidation of an entity pursuant to FIN 46(R)	—	—	(13,287)	—	5,212	—	(8,075)
Other	294	3	179	—	1	(633)	(450)
Balances at December 31, 2008	105,256	1,053	1,690,851	(29,187)	(700,720)	(1,396)	960,601
Compensation expense related to restricted stock grants	—	—	26,935	—	—	—	26,935
Net loss	—	—	—	—	(66,255)	—	(66,255)
Issuance of common stock under Associate Stock Purchase Plan	109	1	1,006	—	—	—	1,007
Restricted stock, net	1,794	18	(18)	—	—	—	—
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	493	493
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Issuance of common stock from equity offering, net	16,047	160	163,611	—	—	—	163,771
Other	—	—	(8)	—	—	(338)	(346)
Balances at December 31, 2009	123,206	1,232	1,882,377	(29,187)	(766,975)	(865)	1,086,582
Compensation expense related to restricted stock grants	—	—	20,759	—	—	—	20,759
Net loss	—	—	—	—	(48,901)	—	(48,901)
Issuance of common stock under Associate Stock Purchase Plan	63	1	1,019	—	—	—	1,020
Restricted stock, net	1,048	10	(10)	—	—	—	—
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	505	505
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Other	—	—	(1)	—	—	(343)	(344)
Balances at December 31, 2010	124,317	$1,243	$1,904,144	$(29,187)	$(815,876)	$(327)	$1,059,997

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net loss	$(48,901)	$(66,255)	$(373,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	1,557	1,292	3,052
Depreciation and amortization	301,304	281,440	285,909
Goodwill and asset impairment	13,075	10,073	220,026
Gain on sale of assets and unconsolidated ventures	(2,509)	(2,241)	(2,131)
Equity in (earnings) loss of unconsolidated ventures	(168)	(440)	861
Distributions from unconsolidated ventures from cumulative share of net earnings	775	405	3,752
Amortization of deferred gain	(4,343)	(4,345)	(4,342)
Amortization of entrance fees	(24,397)	(21,661)	(22,025)
Proceeds from deferred entrance fee revenue	37,486	38,489	22,601
Deferred income tax benefit	(33,295)	(31,684)	(89,498)
Change in deferred lease liability	10,521	15,851	20,585
Change in fair value of derivatives and amortization	4,118	(3,765)	68,146
Change in future service obligation	(1,064)	(2,342)	―
Non-cash stock-based compensation	20,759	26,935	28,937
Changes in operating assets and liabilities:
Accounts receivable, net	(7,956)	11,784	(25,150)
Prepaid expenses and other assets, net	(22,050)	(28,426)	(12,664)
Accounts payable and accrued expenses	(11,775)	21,287	15,428
Tenant refundable fees and security deposits	(3,158)	(16,770)	(1,293)
Deferred revenue	(1,735)	7,593	(2,186)
Net cash provided by operating activities	228,244	237,220	136,767
Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(2,175)	2,441	3,481
Decrease (increase) in cash and escrow deposits – restricted	4,705	(64,540)	(21,760)
Net proceeds from sale of assets	12,079	14,941	2,935
Distributions received from unconsolidated ventures	97	1,061	3,916
Additions to property, plant and equipment, and leasehold intangibles, net of related payables	(93,681)	(117,453)	(189,028)
Acquisition of assets, net of related payables and cash received	(57,948)	(204,137)	(6,731)
Payment on (issuance of) notes receivable, net	1,079	(508)	39,362
Investment in unconsolidated ventures	(660)	(1,246)	(2,779)
Proceeds from sale leaseback transaction	―	9,166	―
Proceeds from sale of unconsolidated venture	675	8,843	4,165
Other	(676)	―	―
Net cash used in investing activities	(136,505)	(351,432)	(166,439)
Cash Flows from Financing Activities
Proceeds from debt	414,795	157,039	511,344
Repayment of debt and capital lease obligation	(476,527)	(32,587)	(255,489)
Proceeds from line of credit	60,000	60,446	339,453
Repayment of line of credit	(60,000)	(219,899)	(378,000)
Payment of dividends	―	―	(129,455)
Payment of financing costs, net of related payables	(8,541)	(8,700)	(14,292)
Proceeds from public equity offering, net	―	163,771	―
Cash portion of loss on extinguishment of debt	(179)	―	(1,240)
Other	(763)	(931)	(2,974)

Refundable entrance fees:
Proceeds from refundable entrance fees	36,420	30,386	19,871
Refunds of entrance fees	(21,060)	(22,916)	(19,150)
Recouponing and payment of swap termination	(20,427)	―	(58,140)
Purchase of treasury stock	―	―	(29,187)
Net cash (used in) provided by financing activities	(76,282)	126,609	(17,259)
Net increase (decrease) in cash and cash equivalents	15,457	12,397	(46,931)
Cash and cash equivalents at beginning of year	66,370	53,973	100,904
Cash and cash equivalents at end of year	$81,827	$66,370	$53,973

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

Principles of Consolidation

The consolidated financial statements include BSL and its wholly-owned subsidiaries Brookdale Living Communities, Inc. (“BLC”), Brookdale Senior Living Communities, Inc. (formerly known as Alterra Healthcare Corporation) (“Alterra”), Fortress CCRC Acquisition LLC (“Fortress CCRC”) and American Retirement Corporation (“ARC”). In December 2003, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810 - Consolidation of Variable Interest Entities (“ASC 810”).  ASC 810 addresses the consolidation by business enterprises of primary beneficiaries in variable interest entities (“VIE”) as defined in the guidance.  We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2010, we did not have any unconsolidated VIEs.  A company that holds variable interests in an entity will need to consolidate the entity if its interest in the VIE is such that it will absorb a majority of the VIE’s losses and/or receive a majority of expected residual returns, if they occur. As of December 31, 2010 and 2009, the Company had no communities considered VIEs which were consolidated pursuant to ASC 810.  Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operations, are accounted for by the equity method.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue is amortized over the life of the community and was approximately $52.9 million and $61.8 million at December 31, 2010 and 2009, respectively.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of $2.6 billion as of December 31, 2010 and 2009.  As of December 31, 2010 and 2009, the fair value of debt was $2.5 billion and $2.6 billion, respectively.

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

Cash and Escrow Deposits - Restricted

Cash and escrow deposits - restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2010	2009
Current:
Real estate taxes	$10,165	$9,229
Tenant security deposits	4,591	6,861
Insurance reserves	12,916	7,578
Replacement reserve and other	53,886	31,574
Subtotal	81,558	55,242
Long term:
Insurance reserves	6,116	6,866
Debt service and other deposits	59,200	89,008
Subtotal	65,316	95,874
Total	$146,874	$151,116

As of December 31, 2010 and 2009, ten communities located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act.  As of December 31, 2010 and 2009, required deposits were $19.6 million and $16.5 million, respectively, all of which were made in the form of letters of credit.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company’s estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $14.5 million and $13.9 million as of December 31, 2010 and 2009, respectively.  The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

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

Property, Plant and Equipment and Leasehold Intangibles

Property, plant and equipment and leasehold intangibles, which include amounts recorded under capital leases, are recorded at cost.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Furniture and equipment	3 – 7
Leasehold improvements	1 – 18
Resident lease intangibles	1 – 4
Leasehold operating intangibles	1 – 18
Assets under capital and financing leases	Shorter of the lease term or asset useful life

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

Long-lived assets (groups) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated.  The impairment expense is determined by comparing the estimated fair value of the asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.  Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates and discount rates.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized but are reviewed for impairment annually or more frequently if indicators arise.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.  These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates.  Acquired intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Intangible assets with definite lives are amortized over their estimated useful lives and all intangible assets are reviewed for impairment if indicators of impairment arise.  The evaluation of impairment is based upon a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated.  The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Indefinite-lived intangible assets are tested for impairment annually during our fourth quarter or more frequently as required.  The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value.  If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.

Amortization of the Company’s definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Facility purchase options	40
Management contracts and other	3 – 5

Stock-Based Compensation

The Company adopted ASC 718 - Stock Compensation (“ASC 718”) on Accounting for Share-based Payments in connection with initial grants of restricted stock effective August 2005, which were converted into shares of the Company’s restricted stock on September 30, 2005 in connection with the Company’s formation transaction. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Such cost is recognized as compensation expense ratably over the employee’s requisite service period.  Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

Obligation to Provide Future Services

Annually, we calculate the present value of the net cost of future services and the use of communities to be provided to current residents of certain of our CCRCs and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the net cost of future services and the use of communities exceeds the related anticipated revenues including non-refundable deferred revenue from entrance fees, a liability is recorded (obligation to provide future services and use of communities) with a corresponding charge to income.

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

Investment in Unconsolidated Ventures

In accordance with ASC 810, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. We have reviewed all ventures that are not VIEs where we are the general partner or managing member and have determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, no ventures are consolidated.

For ventures not consolidated, we apply the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are initially recorded at cost and subsequently are adjusted for our share of the venture’s earnings or losses and cash distributions. In accordance with this guidance, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

Our reported share of earnings is adjusted for the impact, if any, of basis differences between our carrying value of the equity investment and our share of the venture’s underlying assets. We generally do not have future requirements to contribute additional capital over and above the original capital commitments, and therefore, we discontinue applying the equity method of accounting when our investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including obligations in our role as a general partner. Any remaining distributions are recorded as the Company's share of earnings and return on investment in unconsolidated ventures in the consolidated statements of operations.

We evaluate realization of our investment in ventures accounted for using the equity method if circumstances indicate that our investment is other than temporarily impaired.

Community Leases

The Company, as lessee, makes a determination with respect to each of the community leases whether each should be accounted for as an operating lease or capital lease. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by ASC 840 – Leases (“ASC 840”), in the assumed lease agreement. Payments made under operating leases are accounted for in the Company’s statement of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred. For communities under capital lease and lease financing obligation arrangements, a liability is established on the Company’s balance sheet representing the present value of the future minimum lease payments and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheet. The asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

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

During fiscal 2010, 2009 and 2008, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock awards and restricted stock units were antidilutive for the year and were not included in the computation of diluted weighted average shares.  The weighted average unrestricted restricted stock grants and restricted stock units excluded from the calculations of diluted net loss per share were 1.5 million, 1.3 million and 1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4.       Acquisitions

2010 Acquisitions

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

During the year ended December 31, 2010, the Company purchased seven home health agencies as part of its growth strategy for an aggregate purchase price of approximately $8.0 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible and is recorded on the consolidated balance sheet under other intangible assets, net.

2009 Acquisitions

Effective November 18, 2009, the Company acquired 18 senior living communities in an asset acquisition from affiliates of Sunrise Senior Living, Inc. (“Sunrise”).  The aggregate net purchase price for the 18 communities acquired was $190.0 million.  Transaction expenses of approximately $2.4 million were incurred and were recorded as general and administrative expense in 2009.  In connection with the acquisition, the Company assumed approximately $98.8 million of non-recourse mortgage debt which had an acquisition date fair value of approximately $92.0 million, with the balance of the purchase price paid from cash on hand.  The results of operations of the acquired communities are included in the Assisted Living segment.

Effective December 17, 2009, the Company acquired the remaining interest in three retirement center communities that were previously managed by the Company and in which the Company previously had a noncontrolling interest.  The Company’s interest was previously accounted for under the equity method and had a fair value and carrying value of zero prior to the acquisition.  The aggregate purchase price for the communities was $102.0 million.  Transaction expenses of $0.3 million were incurred and were recorded as general and administrative expense in 2009.  The Company financed the transaction by obtaining a $75.4 million non-recourse mortgage loan with the balance of the purchase price was paid from cash on hand.  The mortgage debt has a ten year term and bears interest at a fixed rate of 6.09%.  The results of operations of the acquired communities are included in the Retirement Center segment.

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

5.       Investment in Unconsolidated Ventures

The Company had investments in unconsolidated joint ventures of 20% in each of five entities at December 31, 2010 and 2009.  The Company sold its 10% investment in one joint venture during the first quarter of 2009 for $14.3 million.  During the fourth quarter of 2009, the Company purchased the majority interest of one of its joint ventures (comprised of three communities) from the other partner (Note 4).

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

Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, and for the years then ended are as follows (including the results of acquired joint venture prior to the effective date of the acquisition and divested joint venture through the effective date of the divestiture) (dollars in thousands):

	2010	2009	2008
Statement of Operations Data
Total revenue	$77,800	$100,854	$113,246
Expense
Facility operating expense	51,791	63,068	73,126
Depreciation and amortization	12,730	15,726	17,186
Interest expense	13,153	19,616	17,975
Other expense	662	1,684	2,475
Total expense	78,336	100,094	110,762
Interest income	24	3,834	3,932
Net (loss) income	$(512)	$4,594	$6,416

	2010	2009
Balance Sheet Data
Cash and cash equivalents	$3,077	$1,912
Property, plant and equipment, net	323,492	327,914
Other	115,189	119,456
Total assets	$441,758	$449,282
Accounts payable and accrued expenses	$46,589	$47,829
Long-term debt	265,825	267,435
Members’ equity	129,344	134,018
Total liabilities and members’ equity	$441,758	$449,282
Members’ equity consists of:
Invested capital	$265,232	$281,078
Cumulative net loss	(19,380)	(18,868)
Cumulative distributions	(116,508)	(128,192)
Members’ equity	$129,344	$134,018

6.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2010 and 2009, net property, plant and equipment and leasehold intangibles, which include assets under capital leases, consisted of the following (dollars in thousands):

	2010	2009
Land	$273,214	$272,737
Buildings and improvements	3,003,788	2,968,659
Furniture and equipment	382,488	334,553
Resident and leasehold operating intangibles	588,633	599,618
Construction in progress	16,463	17,702
Assets under capital and financing leases	650,174	606,224
	4,914,760	4,799,493
Accumulated depreciation and amortization	(1,177,918)	(941,719)
Property, plant and equipment and leasehold intangibles, net	$3,736,842	$3,857,774

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the years ended December 31, 2010, 2009 and 2008, the Company evaluated property, plant and equipment and leasehold intangibles for impairment.  Through December 31, 2010, 2009 and 2008, non-cash charges of $13.1 million within the Retirement Centers and Assisted Living segment, $10.1 million within the Assisted Living segment and $5.0 million within the Assisted Living segment, respectively, were recorded in the Company’s operating results and shown within goodwill and asset impairment in the accompanying consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to lower than expected performance of the underlying business.  Fair value of the assets was determined based upon estimates of future cash flows developed by management using Level 3 inputs or based on an estimated fair value per unit of the underlying communities.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $258.0 million, $233.9 million and $242.8 million, respectively.

Future amortization expense for resident and leasehold operating lease intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2011	$42,817
2012	42,001
2013	39,967
2014	34,637
2015	32,700
Thereafter	91,059
Total	$283,181

7.       Goodwill and Other Intangible Assets, Net

The Company adopted ASC 350 - Goodwill and Other Intangible Assets, on October 1, 2002 and tests goodwill for impairment annually or whenever indicators of impairment arise.  During 2010 and 2009, the Company performed its annual impairment review of goodwill allocated to its reporting units and determined that no impairment charge was necessary.  Estimates utilized in the fair value calculations are classified within Level 3 of the fair value hierarchy.  As a result of the 2008 annual impairment review, the Company recorded a charge of $215.0 million related to goodwill recorded on the CCRC segment which is recorded as a component of operating results and shown within goodwill and asset impairment in the accompanying consolidated statement of operations.  The impairment charge is non-cash in nature.  The Company determined the fair value of the reporting unit based on estimates of future cash flows developed by management.  In determining the amount of goodwill impairment, the Company estimated fair value using estimated cash flows of the underlying businesses to value significant assets of the reporting unit.  The impairment charge was primarily driven by adverse equity market conditions intensifying in the fourth quarter of 2008 that caused a decrease in current market multiples and the Company’s stock price at December 31, 2008 compared with the Company’s stock price at September 30, 2008.

Following is a summary of changes in the carrying amount of goodwill for the year ended December 31, 2010 and 2009 presented on an operating segment basis (dollars in thousands):

	December 31, 2010				December 31, 2009
	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$—	$(487)	$7,155	$7,642	$—	$(487)	$7,155
Assisted Living	102,680	(142)	—	102,538	102,812	(132)	—	102,680
CCRCs	214,999	—	(214,999)	—	214,999	—	(214,999)	—
Total	$325,321	$(142)	$(215,486)	$109,693	$325,453	$(132)	$(215,486)	$109,835

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. Intangible assets with indefinite useful lives are not amortized until and unless their useful life is determined to no longer be indefinite.  Such indefinite-lived intangible assets are tested for impairment annually or whenever indicators of impairment arise.  The following is a summary of other intangible assets at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,782	$(13,867)	$133,915	$147,682	$(10,169)	$137,513
Management contracts and other	158,041	(140,463)	17,578	158,041	(109,323)	48,718
Home health licenses	19,848	—	19,848	11,812	—	11,812
Total	$325,671	$(154,330)	$171,341	$317,535	$(119,492)	$198,043

Amortization expense related to definite-lived intangible assets for the twelve months ended December 31, 2010, 2009 and 2008 was $34.8 million, $35.2 million and $35.7 million, respectively.

Estimated amortization expense related to intangible assets with definite lives at December 31, 2010, for each of the years in the five-year period ending December 31, 2015 and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2011	$21,268
2012	3,690
2013	3,690
2014	3,690
2015	3,690
Thereafter	115,465
Total	$151,493

8.           Other Assets

Other assets consist of the following components as of December 31, (dollars in thousands):

	2010	2009
Notes receivable	$21,682	$24,418
Deferred costs, net	20,184	21,635
Lease security deposits	33,659	34,354
Other	23,448	12,400
Total	$98,973	$92,807

9.           Sale-Leaseback Transaction

2010 Transaction

On December 16, 2010, the Company entered into a sale-leaseback transaction with a third party lessor for the sale and leaseback of one of its retirement communities.  The Company sold the community for a total of $33.4 million and immediately leased the community back.  Under the terms of the lease agreement, the Company will continue to operate the community until December 31, 2024.  The lease is accounted for as a financing lease obligation.

2009 Transaction

On March 2, 2009, the Company entered into a sale-leaseback transaction with a third party lessor for the sale and leaseback of one of its skilled nursing communities.  The Company sold the facility for a total of $10.0 million and immediately leased the community back.  Under the terms of the lease agreement, the Company will continue to operate the community until December 31, 2019.  The lease is accounted for as an operating lease.

10.        Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	December 31,
	2010	2009
Mortgage notes payable due 2011 through 2020; weighted average interest rate of 5.32% in 2010 (weighted average interest rate of 4.70% in 2009)	$1,342,931	$1,416,732
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012, weighted average interest rate of 5.64% in 2010 (weighted average interest rate of 5.64% in 2009), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012 secured by the underlying assets of the portfolio, net of debt discount of $0.9 million	210,897	212,407
Discount mortgage note payable due 2013, weighted average interest rate of 2.55% in 2010, net of debt discount of $4.9 million (weighted average interest rate of 2.45% in 2009)	79,275	78,631
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 1.73% and 1.84% at December 31, 2010 and 2009, respectively), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841
Capital and financing lease obligations payable through 2024; weighted average interest rate of 8.60% in 2010 (weighted average interest rate of 8.74% in 2009)	371,172	351,735
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and a $11.5 million guaranty by the Company	315,180	315,180
Total debt	2,570,296	2,625,526

Less current portion	71,676	166,185
Total long-term debt	$2,498,620	$2,459,341

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2010 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2011	$50,933	$54,773	$105,706
2012	670,703	57,178	727,881
2013	734,050	56,855	790,905
2014	148,346	56,235	204,581
2015	37,976	55,638	93,614
Thereafter	562,844	324,072	886,916
Total obligations	2,204,852	604,751	2,809,603
Less amount representing debt discount	(5,728)	—	(5,728)
Less amount representing interest (8.60%)	—	(233,579)	(233,579)
Total	$2,199,124	$371,172	$2,570,296

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

2010 Credit Facility

Effective February 23, 2010, the $75.0 million revolving credit facility with Bank of America, N.A. was terminated and the Company entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The new facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which was exercised on May 5, 2010), and was scheduled to mature on June 30, 2013.

The revolving line of credit could be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The facility was secured by a first priority lien on certain of the Company’s communities.  The availability under the line could vary from time to time as it was based on borrowing base calculations related to the value and performance of the communities securing the facility.

Amounts drawn under the facility bore interest at 90-day LIBOR plus an applicable margin, as described below.  For purposes of determining the interest rate, in no event would LIBOR be less than 2.0%.  The applicable margin varied with the percentage of the total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50%, and a 5.5% margin at greater than 50% utilization.  The Company was also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

The credit agreement contained typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth.  A violation of any of these covenants could have resulted in a default under the credit agreement, which would have resulted in termination of all commitments under the credit agreement and all amounts owing under the credit agreement and certain other loan agreements becoming immediately due and payable.

As of December 31, 2010, the Company had an available secured line of credit with a $120.0 million commitment and secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of December 31, 2010, there were no borrowings under the revolving loan facility and $72.0 million of letters of credit had been issued under the secured and unsecured letter of credit facilities.

2011 Credit Facility

On January 31, 2011, the Company entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety the Company’s existing Credit Agreement dated as of February 23, 2010, as previously amended.  The amended credit agreement increased the commitment under the credit facility from $120.0 million to $200.0 million and extended the maturity date to January 31, 2016.  Other than the expansion of the commitment and the extension of the maturity date, no other material terms of the previous Credit Agreement (as described above) were amended.  Effective February 23, 2011, the commitment under the Amended and Restated Credit Agreement was further increased to $230.0 million.

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

On December 22, 2010, the Company amended and restated a $30.0 million first mortgage loan, secured by one community.  The amended loan bears interest at a fixed rate of 6.00% and matures in August 2017.  In connection with the transaction, the Company repaid $10.0 million of debt under the pre-existing mortgage agreement bringing the outstanding loan balance to $20.0 million.

On December 29, 2010, the Company amended and restated a $70.0 million first mortgage loan, secured by one community.  The amended loan bears interest at a fixed rate of 6.16% and matures in September 2017.  In connection with the transaction, the Company repaid $13.0 million of debt under the pre-existing mortgage agreement bringing the outstanding loan balance to $57.0 million.

On December 31, 2010, the Company exercised its two-year extension option on $92.1 million of mortgage notes payable originally due in 2011.  The mortgage notes mature in 2013 and are appropriately classified as long-term debt.

As of December 31, 2010, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold. No cash collateral was pledged as of December 31, 2010. Cash collateral pledged to the Company’s counterparties was $16.2 million as of December 31, 2009.

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

The following table summarizes the Company’s swap instrument at December 31, 2010 (dollars in thousands):

Current notional balance	$150,000
Highest possible notional	$150,000
Lowest interest rate	0.87%
Highest interest rate	0.87%
Average fixed rate	0.87%
Earliest maturity date	2013
Latest maturity date	2013
Weighted average original maturity	2.9 years
Estimated liability fair value (included in other liabilities at December 31, 2009)	$(16,950)
Estimated asset fair value (included in other assets at December 31, 2010)	$281

The following table summarizes the Company’s cap instruments at December 31, 2010 (dollars in thousands):

Current notional balance	$925,865
Highest possible notional	$925,865
Lowest interest cap rate	4.96%
Highest interest cap rate	6.50%
Average fixed cap rate	5.82%
Earliest maturity date	2011
Latest maturity date	2012
Weighted average original maturity	3.2 years
Estimated asset fair value (included in other assets at December 31, 2010)	$157
Estimated asset fair value (included in other assets at December 31, 2009)	$1,221

During the year ended December 31, 2010, the Company terminated 12 swap agreements with a total notional amount of $351.8 million and entered into one new swap agreement with a notional amount of $150.0 million.  In conjunction with these transactions, $20.4 million was paid to the respective counterparties, of which $14.9 million was previously deposited as collateral.

11.       Accrued Expenses

Accrued expenses consist of the following components as of December 31, (dollars in thousands):

	2010	2009
Salaries and wages	$49,200	$50,385
Insurance reserves	33,263	30,036
Real estate taxes	21,552	23,480
Vacation	21,434	20,033
Lease payable	8,704	8,350
Interest	7,358	6,878
Income taxes	1,946	1,519
Other	28,080	28,931
Total	$171,537	$169,612

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

As of December 31, 2010 and 2009, the Company operated 351 and 359 communities, respectively, under long-term leases (289 operating leases and 62 capital and financing leases at December 31, 2010).  The remaining base lease terms vary from 7 months to 37 years and generally provide for renewal, extension and purchase options. The Company expects to renew, extend or exercise purchase options in the normal course of business; however, there can be no assurance that these rights will be exercised in the future.

One lease required posting of a lease security deposit in an interest bearing account at closing.  The lease security deposit will be released upon achieving certain lease coverage ratios.  The Company agreed to spend a minimum of $450 per unit per year on capital improvements of which the lessor will reduce the security deposit by the same amount up to $600 per unit, or $2.7 million per year. For the years ended December 31, 2010, 2009 and 2008, a release of $2.7 million, $2.2 million and $2.7 million, respectively, was received from the lease security deposit.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Cash basis payment	$264,727	$260,590	$253,226
Straight-line expense	10,521	15,851	20,585
Amortization of deferred gain	(4,343)	(4,345)	(4,342)
Facility lease expense	$270,905	$272,096	$269,469

13.           Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company’s estimate of expected losses plus incurred but not reported claims. As of December 31, 2010 and 2009, the Company accrued $62.4 million and $59.2 million, respectively, for the self-insured portions of programs of which $29.2 million is classified as long-term for both December 31, 2010 and 2009.

The Company has secured self-insured retention risk under workers’ compensation and general liability and professional liability programs with cash aggregating $18.0 million and $13.9 million as of December 31, 2010 and 2009, respectively, and letters of credit aggregating $33.7 million as of both December 31, 2010 and 2009.

14.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  For the year ended December 31, 2008, the Company made matching contributions in amounts equal to 50% of the employee’s contribution to the plan, up to a maximum of 4.0% of contributed compensation.  Employees are always 100% vested in their own contributions and vest in the Company’s contributions over five years.  The Company’s expense related to this plan was $4.8 million for the year ended December 31, 2008.  This amount is included in facility operating expense and general and administrative expense in the accompanying consolidated statements of operations.  In 2009, the Company suspended the matching contribution.  Effective January 1, 2010, the Company began making matching contributions in amounts equal to 12.5% of the employee’s contribution to the plan, up to a maximum of 4.0% of contributed compensation.  An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the board of directors, based upon the Company’s performance.  For the year ended December 31, 2010, the Company’s expense to this plan was $2.3 million.

15.       Related Party Transactions

Pursuant to the terms of his employment agreement, in October 2000, BLC loaned approximately $2.0 million to Mark J. Schulte, the Company’s former Co-Chief Executive Officer and a current member of the Company’s Board of Directors.  In exchange, BLC received a ten-year, secured, non-recourse promissory note, which note bore interest at a rate of 6.09% per annum, 2.0% of which was payable in cash and the remainder of which accrued and was due at maturity on October 2, 2010. The note was secured by a portion of the Company’s common stock owned by Mr. Schulte. The note was paid in full in 2010.

Under the terms of the registration rights provisions of the Company’s Stockholders Agreement, the Company is generally obligated to pay all fees and expenses incurred in connection with certain public offerings by affiliates of Fortress (other than underwriting discounts, commissions and transfer taxes).  In connection with the Company’s obligations thereunder, the Company incurred approximately $0.6 million and $0.8 million of expenses in 2010 and 2009, respectively, related to the public equity offerings of Company shares by Fortress affiliates.

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

On August 5, 2005, BLC and Alterra adopted employee restricted stock plans to attract, motivate, and retain key employees. The plans provide for the grant of restricted securities to those participants selected by their board of directors. At September 30, 2005 these restricted shares were converted into a total of 2.6 million shares of restricted stock in BSL at a value of $19.00 per share.  All outstanding awards under these plans became fully vested in 2010.

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

On June 15, 2006, the Company registered 2,900,000 shares of common stock (2,500,000 shares of common stock in connection with the ARC Merger and 400,000 shares of common stock resulting from the automatic annual increase for fiscal year 2006), under the Incentive Plan. On June 26, 2008, the Company registered an additional 800,000 shares under the Incentive Plan (representing the automatic annual increase that occurred on January 1, 2007 and January 1, 2008).  On June 23, 2009, the Company registered an additional 6,400,000 shares under the Incentive Plan (representing a 6,000,000 share increase approved by the Company’s stockholders on June 23, 2009 and the automatic annual increase that occurred on January 1, 2009).

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

The Company has issued restricted stock units to its Chief Executive Officer.  Under the terms of the award agreement, upon vesting, each restricted stock unit represents the right to receive one share of the Company’s common stock.

The following table sets forth information about the Company’s restricted stock awards (excluding restricted stock units) (amounts in thousands):

	Number of Shares
	2010	2009	2008
Outstanding on January 1,	3,915	3,543	3,020
Granted	1,341	2,326	1,975
Vested	(1,423)	(1,321)	(944)
Cancelled/forfeited	(293)	(633)	(508)
Outstanding on December 31,	3,540	3,915	3,543

The weighted-average grant-date fair value of restricted shares and restricted stock units granted during the years 2010, 2009, and 2008 was $16.92, $9.55, and $16.10, respectively.  As of December 31, 2010, there was $56.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a period of 2.3 years.

Current year grants of restricted shares and restricted stock units under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares/Restricted Stock Units Granted	Value Per Share	Total Value
Three months ended March 31, 2010	64	$17.95 - $18.19	$1,151
Three months ended June 30, 2010	1,146	$16.85 - $21.36	$19,312
Three months ended September 30, 2010	51	$14.18 - $14.75	$720
Three months ended December 31, 2010	80	$16.70 - $18.78	$1,503

Compensation expense of $20.8 million, $26.9 million and $28.9 million in connection with the grants of restricted stock and restricted stock units was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.  For the years ended December 31, 2010, 2009 and 2008, compensation expense was calculated net of forfeitures estimated from 0% - 10% , 0% - 5% and 0% - 6%, respectively, of the shares granted.

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

18.           Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2010 (dollars in thousands):

	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$438	$—	$438	$—
Derivative liabilities	—	—	—	—
	$438	$—	$438	$—

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

20.       Income Taxes

The benefit for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Federal
Current	$626	$2,795	$(77)
Deferred	33,235	31,684	89,498
	33,861	34,479	89,421
State:
Current	(2,429)	(1,553)	(2,690)
Deferred (included in Federal above)	―	―	—
	(2,429)	(1,553)	(2,690)
Total	$31,432	$32,926	$86,731

A reconciliation of the benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Tax benefit at U.S. statutory rate	$28,117	$34,713	$160,990
Credits	3,354	2,088	—
State taxes, net of federal income tax	1,634	3,002	16,449

Unrecognized tax benefits	626	1,892	—
Other, net	172	(99)	152
Goodwill impairment	―	―	(83,850)
Officer’s compensation	(2,197)	(2,147)	—
Stock compensation	(137)	(5,550)	(3,682)
Valuation allowance	(137)	(973)	(3,328)
Total	$31,432	$32,926	$86,731

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2010	2009
Deferred income tax assets:
Operating loss carryforwards	$165,617	$197,520
Capital lease obligations	70,407	100,551
Prepaid revenue	48,713	42,604
Accrued expenses	46,111	40,788
Deferred lease liability	44,097	42,048
Tax credits	13,548	8,048
Deferred gain on sale leaseback	13,035	14,312
Fair value of interest rate swaps	—	5,884
Total gross deferred income tax asset	401,528	451,755
Valuation allowance	(10,845)	(10,708)
Net deferred income tax assets	390,683	441,047
Deferred income tax liabilities:
Property, plant and equipment	(478,023)	(564,868)
Fair value of interest rate swaps	(516)	—
Other	(10,571)	(8,804)
Total gross deferred income tax liability	(489,110)	(573,672)
Net deferred tax liability	$(98,427)	$(132,625)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2010	2009
Deferred tax asset – current	$15,529	$7,688
Deferred tax liability – noncurrent	(113,956)	(140,313)
Net deferred tax liability	$(98,427)	$(132,625)

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

As of December 31, 2010 and 2009, the Company had net operating loss carryforwards of approximately $427.8 million and $504.9 million, respectively, which are available to offset future taxable income through 2028.  The Company believes it is more likely than not that it will utilize all of its federal losses prior to expiration based primarily on the future reversals of existing taxable temporary differences.  Although realization is not assured, management believes it is more likely than not that all of the net operating loss carryforwards will be utilized.  The Company has recorded valuation allowances of $8.6 million and $8.5 million at December 31, 2010 and 2009, respectively, against its state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration.  The carryforward period for some states is considerably shorter than the period which is allowed for Federal purposes.  The Company also recorded a valuation allowance of $2.2 million against federal and state credits as of December 31 2010 and December 31, 2009.  As of December 31, 2010 and 2009, the Company had $15.2 million and $10.8 million, respectively, included in its net operating loss carryforward relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

The formation of BSL, reorganization of Alterra, and the acquisitions of ARC and SALI constitute ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, BSL’s ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.  Furthermore, the Company had an ownership change under Section 382 in May 2010 which resulted in an additional annual limitation to the utilization of the net operating loss in an amount of $92 million.  The Company expects the net operating loss to be fully released before expiration and therefore does not anticipate a financial statement impact as a result of the limitation.

The Company adopted ASC 740 - Income Taxes (“ASC 740”) as of January 1, 2007.  At December 31, 2010, the Company had gross tax affected unrecognized tax benefits of $1.6 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805.  Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements.  Total interest and penalties reserved is $0.5 million at December 31, 2010.  Tax returns for years 2007 through 2009 are subject to future examination by tax authorities.  In addition, tax returns are open from 1999 through 2006 to the extent of the net operating losses generated during those periods.  The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2010 and prior years will significantly change in 2011.

A reconciliation of the unrecognized tax benefits for the year 2010 is as follows (dollars in thousands):

Balance at January 1, 2010	$2,398
Additions for tax positions related to the current year	320
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(946)
Settlements	(175)
Balance at December 31, 2010	$1,597

21.           Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
	2010	2009	2008
Supplemental Disclosure of Cash Flow Information:
Interest paid	$132,425	$131,347	$148,377
Income taxes paid	$2,223	$1,682	$1,591
Write-off of deferred financing costs	$2,878	$2,725	$—

Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
De-consolidation of leased development property:
Property, plant and equipment and leasehold intangibles, net	$	―		$(3,887)		$(6,387)
Long-term debt		―		3,887		6,387
Net		$—	$	―		$—
Capital leases:
Property, plant and equipment and leasehold intangibles, net		$5,791		$18,236		$35,942
Long-term debt		(5,791)		(18,236)		(35,942)
Net		$—		$—		$—
Lease Incentive:
Property, plant and equipment and leasehold intangibles, net	$	―		$1,237	$	―
Deferred liabilities		―		(1,237)		―
Net		$—		$—		$—
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted		$—		$1,404		$—
Prepaid expenses and other current assets		—		10,573		—
Property, plant and equipment and leasehold intangibles		52,900		285,488		—
Other intangible assets, net		7,963		1,543		6,731
Other assets, net		(2,870)		40		—
Accrued expenses		(45)		―		―
Other liabilities		—		(2,900)		—
Long-term debt and capital and financing lease obligations		—		(92,011)		—
Net		$57,948		$204,137		$6,731
De-consolidation of an entity pursuant to FIN 46(R):
Accounts receivable		$—		$—		$92
Prepaid expenses and other current assets		—		—		1,870
Property, plant and equipment and leasehold intangibles, net		—		—		36,613
Other assets, net		—		—		7
Investment in unconsolidated ventures		—		—		186
Long-term debt		—		—		(29,159)
Accrued expenses		—		—		(1,252)
Trade accounts payable		—		—		(20)
Tenant security deposits		—		—		(173)
Refundable entrance fees and deferred revenue		—		—		(89)
Additional paid-in-capital		—		—		(13,287)
Accumulated deficit		—		—		5,212
Net		$—		$—		$—
Reclassification of other intangibles, net		$—		$141		$—

22.       Commitments and Contingencies

The Company has three operating lease agreements for 31,845, 55,296 and 99,374 square feet (unaudited) of corporate office space that extend through 2012, 2019 and 2014, respectively. The leases require the payment of base rent which escalates annually, plus operating expenses (as defined).  The Company incurred rent expense of

$2.9 million, $3.9 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, under the corporate office leases.

The aggregate amounts of all future minimum operating lease payments, including community and office leases, as of December 31, 2010, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2011	$265,442
2012	262,182
2013	251,747
2014	226,040
2015	216,709
Thereafter	749,829
Total	$1,971,949

The Company has employment or letter agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers’ employment, as described in those agreements.

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

The accounting policies of the Company’s reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenue(1):
Retirement Centers	$530,161	$496,744	$497,453
Assisted Living	1,023,785	925,917	890,075
CCRCs	653,727	593,688	533,532
Management Services	5,591	6,719	6,994
	$2,213,264	$2,023,068	$1,928,054
Segment Operating Income(2):
Retirement Centers	$218,816	$213,608	$211,418
Assisted Living	361,926	324,969	299,431
CCRCs	189,001	175,495	148,630
Management Services	3,914	4,703	4,896
	773,657	718,775	664,375

General and administrative (including non-cash stock compensation expense)(3)	130,032	132,848	138,821
Facility lease expense	270,905	272,096	269,469
Depreciation and amortization	292,341	271,935	276,202
Facility lease termination expense	4,608	―	―
(Gain) loss on sale of communities, net	(3,298)	2,043	―
Goodwill and asset impairment	13,075	10,073	220,026
Income (loss) from operations	$65,994	$29,780	$(240,143)

	As of December 31,
	2010	2009	2008
Total assets:
Retirement Centers	$1,132,934	$1,109,806	$1,094,180
Assisted Living	1,433,123	1,519,760	1,532,311
CCRCs	1,632,755	1,690,121	1,476,206
Corporate and Management Services	331,658	330,192	346,561
	$4,530,470	$4,649,879	$4,449,258
__________

(1)	All revenue is earned from external third parties in the United States.

(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

(3)	Net of general and administrative costs allocated to management services reporting segment.

25.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2010 and 2009 (in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$544,424	$548,972	$558,464	$561,404
Income from operations(1)	15,838	23,744	8,640	17,772
Loss before income taxes	(21,673)	(14,886)	(28,734)	(15,040)
Net loss	(14,295)	(9,557)	(16,913)	(8,136)
Weighted average basic and diluted loss per share	$(0.12)	$(0.08)	$(0.14)	$(0.07)
Weighted average shares used in computing basic and diluted loss per share	119,315	119,721	120,404	120,580

	For the Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$497,946	$500,757	$505,843	$518,522
Income (loss) from operations(1)	10,253	16,754	7,165	(4,392)
Loss before income taxes	(22,748)	(13,025)	(28,619)	(34,789)
Net loss	(13,636)	(10,530)	(21,290)	(20,799)
Weighted average basic and diluted loss per share	$(0.13)	$(0.10)	$(0.18)	$(0.18)
Weighted average shares used in computing basic and diluted loss per share	101,738	106,042	118,455	118,653
__________

(1)	Fourth quarter 2010 and 2009 results include non-cash impairment charges of $13.1 million and $10.1 million, respectively.

26.       Subsequent Events

Effective January 13, 2011, the Company acquired twelve assisted living communities that the Company previously leased for an aggregate purchase price of $31.3 million.  The results of operations of these communities will be reported in the Assisted Living segment.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged To other Accounts		Acquisitions	Deductions	Balance at End of Period
Deferred Tax Valuation Account:
Year ended December 31, 2008	$6,407	$—	$3,328	(1)	$—	$—	$9,735
Year ended December 31, 2009	$9,735	$—	$973	(2)	$—	$—	$10,708
Year ended December 31, 2010	$10,708	$—	$137	(3)	$—	$—	$10,845
__________

(1)	Adjustment to valuation allowance for state net operating losses of $1,800. Establishment of valuation allowance against federal tax credits of $1,528.
(2)	Adjustment to valuation allowance for state net operating losses of $264. Establishment of valuation allowance against state tax credit of $709.
(3)	Adjustment to valuation allowance for state net operating losses of $137.

See accompanying report of independent registered public accounting firm.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings “Proposal Number One - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this report.

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

Item 11.          Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings “Compensation of Directors” and “Compensation of Executive Officers” in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and, rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(3)	—	—	5,622,078
Equity compensation plans not approved by security holders(4)	—	—	89,246
Total	—	—	5,711,324
__________

(1)
In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock, restricted stock units or other forms of equity-based compensation. As of December 31, 2010, 3,539,751 shares of unvested restricted stock and 300,000 restricted stock units issued under our Omnibus Stock Incentive Plan were outstanding. Such shares and restricted stock units are not reflected in the table above.

(2)
The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 4,633,531 shares remaining available for future issuance under our Omnibus Stock Incentive Plan and 988,547 shares remaining available for future issuance under our Associate Stock Purchase Plan.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.          Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading “Proposal Number Two – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.          Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ W.E. Sheriff
Name:	W.E. Sheriff
Title:	Chief Executive Officer
Date:	February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	February 28, 2011
Wesley R. Edens

/s/ W.E. Sheriff	Chief Executive Officer and Director	February 28, 2011
W.E. Sheriff

/s/ Mark W. Ohlendorf	Co-President and Chief Financial Officer	February 28, 2011
Mark W. Ohlendorf	(Principal Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	February 28, 2011
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 28, 2011
Jackie M. Clegg

/s/ Jeffrey R. Leeds	Director	February 28, 2011
Jeffrey R. Leeds

/s/ Randal A. Nardone	Director	February 28, 2011
Randal A. Nardone

/s/ Mark J. Schulte	Director	February 28, 2011
Mark J. Schulte

/s/ James R. Seward	Director	February 28, 2011
James R. Seward

/s/ Samuel Waxman	Director	February 28, 2011
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.2
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

10.3.1
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.2
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.3
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.4
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.4
Separation Agreement and General Release, dated February 7, 2008, between Brookdale Senior Living Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008).*

10.5	Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008).*
10.6.1
Second Amended and Restated Credit Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, the several lenders parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.6.2
Pledge Agreement, dated as of February 27, 2009, among Brookdale Senior Living Inc., certain of its subsidiaries, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.6.3
Security Agreement, dated as of February 27, 2009, among certain subsidiaries of Brookdale Senior Living Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.6.4
First Amendment, dated as of June 1, 2009, to the Second Amended and Restated Credit Agreement, dated as of February 27, 2009, among the Company, certain of its subsidiaries, the several lenders parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009).

10.7
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2009).*

10.8
Employment Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2009).*

10.9
Restricted Stock Unit Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2009).*

10.10
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-160354) filed on June 30, 2009).*

10.11
First Amendment to Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated, effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2009).*

10.12.1
Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.12.2
First Amendment, dated as of May 5, 2010, to the Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).

10.13
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).*

10.14
Amended and Restated Credit Agreement, dated as of January 31, 2011, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.15
First Amendment, dated as of February 23, 2011, to Amended and Restated Credit Agreement, dated as of January 31, 2011, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.

10.16	Form of Indemnification Agreement for Directors and Officers.*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management Contract or Compensatory Plan

**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.