Form 10-Q
period 2011-03-31
Brookdale Senior Living Inc.
filed 2011-05-10
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 4, 2011, 120,834,892 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2011	December 31, 2010
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$36,732	$81,827
Cash and escrow deposits — restricted	47,502	81,558
Accounts receivable, net	87,841	88,033
Deferred tax asset	15,526	15,529
Prepaid expenses and other current assets, net	66,652	61,162
Total current assets	254,253	328,109
Property, plant and equipment and leasehold intangibles, net	3,716,650	3,736,842
Cash and escrow deposits — restricted	44,917	65,316
Marketable securities — restricted	26,020	—
Investment in unconsolidated ventures	20,485	20,196
Goodwill	109,553	109,693
Other intangible assets, net	163,614	171,341
Other assets, net	95,776	98,973
Total assets	$4,431,268	$4,530,470

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$171,400	$71,676
Trade accounts payable	37,879	36,302
Accrued expenses	177,473	171,537
Refundable entrance fees and deferred revenue	331,980	318,814
Tenant security deposits	8,001	8,029
Total current liabilities	726,733	606,358
Long-term debt, less current portion	2,292,887	2,498,620
Deferred entrance fee revenue	69,142	69,075
Deferred liabilities	153,832	153,199
Deferred tax liability	102,297	113,956
Other liabilities	33,618	29,265
Total liabilities	3,378,509	3,470,473

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at March 31, 2011 and December 31, 2010; 125,670,330 and 125,527,846 shares issued and 124,459,029 and 124,316,545 shares outstanding (including 3,624,396 and 3,539,751 unvested restricted shares), respectively	1,244	1,243
Additional paid-in-capital	1,908,926	1,904,144
Treasury stock, at cost; 1,211,301 shares at March 31, 2011 and December 31, 2010	(29,187)	(29,187)
Accumulated deficit	(828,181)	(815,876)
Accumulated other comprehensive loss	(43)	(327)
Total stockholders’ equity	1,052,759	1,059,997
Total liabilities and stockholders’ equity	$4,431,268	$4,530,470

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue
Resident fees	$568,035	$543,029
Management fees	1,405	1,395
Total revenue	569,440	544,424

Expense
Facility operating expense (excluding depreciation and amortization of $51,065 and $52,033, respectively)	370,954	355,324
General and administrative expense (including non-cash stock-based compensation expense of $4,540 and $4,871, respectively)	33,543	31,952
Facility lease expense	66,315	68,249
Depreciation and amortization	71,782	73,061
Asset impairment	14,846	―
Total operating expense	557,440	528,586
Income from operations	12,000	15,838

Interest income	625	627
Interest expense:
Debt	(31,561)	(33,280)
Amortization of deferred financing costs and debt discount	(2,704)	(2,596)
Change in fair value of derivatives and amortization	(8)	(2,640)
Loss on extinguishment of debt, net	(2,894)	(19)
Equity in earnings of unconsolidated ventures	266	397
Other non-operating income	817	―
Loss before income taxes	(23,459)	(21,673)
Benefit for income taxes	11,154	7,378
Net loss	$(12,305)	$(14,295)

Basic and diluted net loss per share	$(0.10)	$(0.12)

Weighted average shares used in computing basic and diluted net loss per share	120,792	119,315

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2011	124,317	$1,243	$1,904,144	$(29,187)	$(815,876)	$(327)	$1,059,997
Compensation expense related to restricted stock and restricted stock unit grants	―	―	4,540	―	―	―	4,540
Net loss	―	―	―	―	(12,305)	―	(12,305)
Issuance of common stock under Associate Stock Purchase Plan	9	―	243	―	―	―	243
Restricted stock, net	133	1	(1)	―	―	―	―
Unrealized gain on marketable securities - restricted	―	―	―	―	―	257	257
Reclassification of net gains on derivatives into earnings	―	―	―	―	―	114	114
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	94	94
Other	―	―	―	―	―	(181)	(181)
Balances at March 31, 2011	124,459	$1,244	$1,908,926	$(29,187)	$(828,181)	$(43)	$1,052,759

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(12,305)	$(14,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	2,894	19
Depreciation and amortization	74,486	75,657
Asset impairment	14,846	―
Equity in earnings of unconsolidated ventures	(266)	(397)
Amortization of deferred gain	(1,093)	(1,086)
Amortization of entrance fees	(5,762)	(5,739)
Proceeds from deferred entrance fee revenue	6,361	9,550
Deferred income tax benefit	(11,841)	(8,200)
Change in deferred lease liability	1,726	3,136
Change in fair value of derivatives and amortization	8	2,640
(Gain) loss on sale of assets	(1,315)	144
Non-cash stock-based compensation	4,540	4,871
Changes in operating assets and liabilities:
Accounts receivable, net	(105)	(7,073)
Prepaid expenses and other assets, net	(7,104)	(4,429)
Accounts payable and accrued expenses	8,453	(11,825)
Tenant refundable fees and security deposits	310	(1,298)
Deferred revenue	11,269	8,365
Other	7,564	(2,911)
Net cash provided by operating activities	92,666	47,129

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	941	801
Decrease (increase) in cash and escrow deposits — restricted	54,455	(30,556)
Purchase of marketable securities — restricted	(26,409)	―
Sale of marketable securities — restricted	809	―
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(28,589)	(23,102)
Acquisition of assets, net of related payables and cash received	(51,330)	―
Payment on notes receivable, net	403	512
Investment in unconsolidated ventures	―	(848)
Distributions received from unconsolidated ventures	60	47
Proceeds from sale of assets	23,147	1,487
Other	(164)	(316)
Net cash used in investing activities	(26,677)	(51,975)

Cash Flows from Financing Activities
Proceeds from debt	28,000	49,108
Repayment of debt and capital lease obligations	(134,550)	(58,923)
Proceeds from line of credit	40,000	45,000
Repayment of line of credit	(40,000)	(30,000)
Payment of financing costs, net of related payables	(2,575)	(2,776)
Other	(184)	(181)
Refundable entrance fees:
Proceeds from refundable entrance fees	6,080	8,442
Refunds of entrance fees	(4,930)	(5,762)
Cash portion of loss on extinguishment of debt	(2,861)	(179)
Recouponing and payment of swap termination	(64)	(640)
Net cash (used in) provided by financing activities	(111,084)	4,089
Net decrease in cash and cash equivalents	(45,095)	(757)
Cash and cash equivalents at beginning of period	81,827	66,370
Cash and cash equivalents at end of period	$36,732	$65,613

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2011, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront fee prior to occupying the community.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination.  Refundable fees with respect to such contracts are not amortized and are reflected as current liabilities on the consolidated balance sheet.  In addition, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.  Certain contracts provide for refundable entrance fees that are refundable only upon resale of a comparable unit.  Such fees are deemed "contingently refundable."  Refundable fees related to such contracts are recorded as deferred revenue.  The deferred revenue is amortized over the life of the community into rental income and was approximately $52.5 million and $52.9 million at March 31, 2011 and December 31, 2010, respectively.  In certain instances the Company replaces contingently refundable entrance fee units with non-refundable entrance fee units.  In such cases the Company estimates the portion of the "contingently refundable" entrance fee which will be refunded with proceeds from non-refundable entrance fees receipts and includes such amount in deferred revenue to be amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are classified as a liability and included in refundable entrance fees and deferred revenue and not amortized.  All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue, are classified as current liabilities.  The amount of entrance fees reflected as long-term liabilities on the condensed consolidated balance sheet represents only the non-refundable entrance fees to be amortized to rental revenue.

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

Fair Value of Financial Instruments

Derivative financial instruments and marketable securities - restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.5 billion and $2.6 billion as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, the estimated fair value of debt was approximately $2.4 billion and $2.5 billion, respectively.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements (“ASC 820”), which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company’s marketable securities - restricted are valued based primarily on quoted market prices and are classified within Level 1 of the valuation hierarchy.

The Company’s derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

The Company’s fair value of debt disclosure is determined based primarily on market interest rate assumptions of similar debt applied to future cash flows under the debt agreements and is classified within Level 2 of the valuation hierarchy.

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations (Note 13).

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company’s current policy provides for deductibles for each and every claim ($150,000 effective January 1, 2010).  As a result, the Company is, in effect, self-insured for claims that are less than $150,000.  In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Marketable Securities - Restricted

Marketable securities - restricted include amounts required to be held in reserve related to the Company’s entrance fee CCRCs pursuant to various state insurance regulations.  Marketable securities - restricted consist of mutual funds holding equities and bonds. The Company classifies its marketable securities - restricted as available-for-sale.   Accordingly, these investments are carried at their estimated fair value with the unrealized gain and losses, net of tax, reported in other comprehensive income.  Realized gains and losses from the available-for-sale securities are determined on the specific identification method and are included in other non-operating income on the trade date.

A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount of the security to fair market value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

The amortized cost basis of the marketable securities – restricted as of March 31, 2011 was $25.8 million.

New Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update ("ASU") No. 2010-29, "Business Combinations" (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011.  The adoption of this update did not have an impact on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, "Intangibles-Goodwill and Other" (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 is effective for the Company beginning with this interim period.  The adoption of this update did not have an impact on the Company's financial condition or results of operations.

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

During the three months ended March 31, 2011 and 2010, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share was 1.8 million for both the three months ended March 31, 2011 and 2010.

4.  Acquisitions and Dispositions

Effective January 13, 2011, the Company acquired the underlying real estate interest in 12 assisted living communities that the Company previously leased for an aggregate purchase price of $31.3 million, which was paid from cash on hand.  The results of operations of the previously leased communities are included in the condensed consolidated financial statements from the effective date of the lease agreement and are reported in the Assisted Living segment.

Effective February 1, 2011, the Company acquired the underlying real estate interest in one assisted living community that the Company previously leased for an aggregate purchase price of $9.8 million, which was paid from cash on hand.  The results of operations of the previously leased community are included in the condensed consolidated financial statements from the effective date of the lease agreement and are reported in the Assisted Living segment.

Effective February 1, 2011, the Company acquired one assisted living community for an aggregate purchase price of $9.2 million, which was paid from cash on hand.  The results of operations of the acquired community are included in the condensed consolidated financial statements from the effective date of the acquisition and are reported in the Assisted Living segment.

During the three months ended March 31, 2011, the Company purchased two home health agencies for an aggregate purchase price of approximately $1.0 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

During the three months ended March 31, 2011, the Company sold two communities for an aggregate selling price of $23.1 million.  The results of operations of the communities were previously reported in the Assisted Living segment.

5.  Stock-Based Compensation

The Company recorded $4.5 million and $4.9 million of compensation expense in connection with grants of restricted stock and restricted stock units for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, compensation expense was calculated net of forfeitures estimated from 0% to 10% and 0% to 5%, respectively, of the shares granted.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2011	70	$21.41 – $23.45	$1,637

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

6.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2011 and the year ended December 31, 2010 presented on an operating segment basis (dollars in thousands):

	March 31, 2011				December 31, 2010
	Gross Carrying Amount	Adjustments	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustments	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$—	$(487)	$7,155
Assisted Living	102,680	(106)	(142)	102,432	102,680	(142)	—	102,538
CCRCs	214,999	—	(214,999)	—	214,999	—	(214,999)	—
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(142)	$(215,486)	$109,693

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three months ended March 31, 2011.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,782	$(14,792)	$132,990	$147,782	$(13,867)	$133,915
Management contracts and other	158,041	(148,247)	9,794	158,041	(140,463)	17,578
Home health licenses	20,830	—	20,830	19,848	—	19,848
Total	$326,653	$(163,039)	$163,614	$325,671	$(154,330)	$171,341

Amortization expense related to definite-lived intangible assets for both the three months ended March 31, 2011 and 2010 was $8.7 million.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Land	$273,839	$273,214
Buildings and improvements	3,016,463	3,003,788
Furniture and equipment	397,155	382,488
Resident and leasehold operating intangibles	585,934	588,633
Construction in progress	22,040	16,463
Assets under capital and financing leases	651,193	650,174
	4,946,624	4,914,760
Accumulated depreciation and amortization	(1,229,974)	(1,177,918)
Property, plant and equipment and leasehold intangibles, net	$3,716,650	$3,736,842

During the three months ended March 31, 2011, there were indicators of impairment on certain long-lived assets.  The Company compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over fair value.  A non-cash charge of $14.8 million within the Retirement Centers segment was recorded in the Company’s operating results and reflected as asset impairment in the accompanying condensed consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to the amount by which the carrying values of the assets exceed the estimated selling prices.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Mortgage notes payable due 2012 through 2020; weighted average interest rate of 5.25% for the three months ended March 31, 2011, net of debt discount of $0.8 million (weighted average interest rate of 5.32% in 2010)	$1,269,644	$1,342,931
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable thereafter in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.57% for the three months ended March 31, 2011 (weighted average interest rate of 5.64% in 2010), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	183,597	210,897
Discount mortgage note payable due 2013, weighted average interest rate of 2.54% for the three months ended March 31, 2011, net of debt discount of $4.4 million (weighted average interest rate of 2.55% in 2010)	79,435	79,275
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.79% for the three months ended March 31, 2011 (weighted average interest rate of 1.73% in 2010), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,841	100,841
Capital and financing lease obligations payable through 2024; weighted average interest rate of 8.60% for the three months ended March 31, 2011 (weighted average interest rate of 8.60% in 2010)	365,590	371,172
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	315,180
Total debt	2,464,287	2,570,296
Less current portion	171,400	71,676
Total long-term debt	$2,292,887	$2,498,620

2010 Credit Facility

Effective February 23, 2010, the Company entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which the Company exercised on May 5, 2010), and was scheduled to mature on June 30, 2013.

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

2011 Credit Facility

On January 31, 2011, the Company entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety the Company’s previous Credit Agreement dated as of February 23, 2010, as previously amended.  The amended credit agreement increased the commitment under the credit facility from $120.0 million to $200.0 million and extended the maturity date to January 31, 2016.  Other than the expansion of the commitment and the extension of the maturity date, no other material terms of the previous Credit Agreement (as described above) were amended.  Effective February 23, 2011, the commitment under the Amended and Restated Credit Agreement was further increased to $230.0 million.

As of March 31, 2011, the Company had an available secured line of credit with a $230.0 million commitment and separate secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of March 31, 2011, there were no borrowings under the credit facility and $71.9 million of letters of credit had been issued under the letter of credit facilities.

Financings

On March 29, 2011, the Company obtained a $28.0 million first mortgage loan, secured by the underlying community.  The loan bears interest at a rate that has been effectively fixed at 5.49% by means of a swap instrument issued by the lender and secured by the community and matures in March 2016.  In connection with the transaction, the Company repaid $28.0 million of existing variable rate debt.

During the three months ended March 31, 2011, the Company repaid approximately $37.9 million of mortgage debt in connection with the release of entrance fee escrows on a newly opened entrance fee CCRC.  Additionally, during the three months ended March 31, 2011, the Company repaid $48.7 million of mortgage debt and moved the related assets into the credit line borrowing base.

As of March 31, 2011, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company may be required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  No cash collateral was pledged as of March 31, 2011 and December 31, 2010.

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

The following table summarizes the Company’s swap instruments at March 31, 2011 (dollars in thousands):

Current notional balance	$150,000
Highest possible notional	$150,000
Lowest interest rate	0.87%
Highest interest rate	0.87%
Average fixed rate	0.87%
Earliest maturity date	2013
Latest maturity date	2013
Weighted average original maturity	2.9 years
Estimated asset fair value (included in other assets, net at March 31, 2011)	$584
Estimated asset fair value (included in other assets, net at December 31, 2010)	$281

The following table summarizes the Company’s cap instruments at March 31, 2011 (dollars in thousands):

Current notional balance	$885,192
Highest possible notional	$885,192
Lowest interest rate	4.96%
Highest interest rate	6.50%
Average fixed rate	5.92%
Earliest maturity date	2011
Latest maturity date	2013
Weighted average original maturity	2.7 years
Estimated asset fair value (included in other assets, net at March 31, 2011)	$125
Estimated asset fair value (included in other assets, net at December 31, 2010)	$157

The fair value of the Company’s interest rate swaps and caps did not significantly change during the three months ended March 31, 2011.  The fair value of the Company’s interest rate swaps and caps decreased $2.6 million for the three months ended March 31, 2010.  This is included as a component of interest expense in the condensed consolidated statements of operations.

During the three months ended March 31, 2011, two cap agreements with an aggregate notional amount of $124.5 million matured.  The Company also extended the maturity of 12 cap agreements with an aggregate notional amount of $83.8 million.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$31,606	$32,822
Income taxes paid	$192	$5
Write-off of deferred costs	$313	$—

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$50,366	$—
Other intangible assets, net	982	—
Accrued expenses	(18)	—
Net	$51,330	$—

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Cash basis payment	$65,682	$66,199
Straight-line expense	1,726	3,136
Amortization of deferred gain	(1,093)	(1,086)
Facility lease expense	$66,315	$68,249

12.  Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 47.5% and 34.0%, respectively.  The difference in the effective rate between these periods was primarily due to the impact of the Company’s improved projected financial position under generally accepted accounting principles (“GAAP”) combined with the annualized impact of the non-deductible executive compensation under Internal Revenue Code (“IRC”) Section 162(m).

The Company recorded additional interest charges related to its tax contingency reserve for the three months ended March 31, 2011.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

13.  Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities and marketable securities - restricted carried at fair value as measured on a recurring basis as of March 31, 2011 (dollars in thousands):

	Total Carrying Value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities - restricted	$26,020	$26,020	$—	$—
Derivative assets	709	—	709	—
	$26,729	$26,020	$709	$—

The Company’s marketable securities - restricted include marketable securities that are recorded in the financial statements at fair value. The fair value is based primarily on quoted market prices and is classified within Level 1 of the valuation hierarchy.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of stockholders’ equity.

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

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue(1)
Retirement Centers	$128,561	$131,583
Assisted Living	265,194	251,496
CCRCs	174,280	159,950
Management Services	1,405	1,395
	$569,440	$544,424
Segment operating income(2)
Retirement Centers	$52,209	$53,185
Assisted Living	93,077	88,786
CCRCs	51,795	45,734
Management Services	984	977
	198,065	188,682
General and administrative (including non-cash stock-based compensation expense)(3)	33,122	31,534
Facility lease expense	66,315	68,249
Depreciation and amortization	71,782	73,061
Asset impairment	14,846	—
Income from operations	$12,000	$15,838

	As of
	March 31, 2011	December 31, 2010
Total assets
Retirement Centers	$1,081,091	$1,132,934
Assisted Living	1,456,128	1,433,123
CCRCs	1,587,132	1,632,755
Corporate and Management Services	306,917	331,658
Total assets	$4,431,268	$4,530,470

(1)	All revenue is earned from external third parties in the United States.
(2)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(3)	Net of general and administrative costs allocated to management services reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expense levels, the demand for senior housing, expansion and development activity, acquisition opportunities, asset dispositions and taxes; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; the risk that we may be required to post additional cash collateral in connection with our interest rate swaps; the risk that continued market deterioration could jeopardize the performance of certain of our counterparties’ obligations; changes in governmental reimbursement programs; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the first quarter of 2011, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy, home health and hospice services); (iii) expansion, redevelopment and repositioning of existing communities; and (iv) acquisition and consolidation of asset portfolios and other senior living companies.

Our operating results for the three months ended March 31, 2011 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, and an increase in occupancy.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During the three months ended March 31, 2011, we also continued our efforts to strengthen our financial position.  For example, on January 31, 2011, we entered into an amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement amended and restated our previous credit agreement.  The amended credit agreement increased the commitment under the credit facility to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 23, 2011, the commitment under the amended credit agreement was further increased to $230.0 million.  As a result of our recent operating performance and the steps we have recently taken to improve our liquidity position, we ended the quarter with $36.7 million of unrestricted cash and cash equivalents on our condensed consolidated balance sheet and $182.1 million of availability under our $230.0 million revolving credit facility.

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2011 and 2010 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Total revenues	$569.4	$544.4	$25.0	4.6%
Net loss	$(12.3)	$(14.3)	$(2.0)	(14.0%)
Adjusted EBITDA	$102.8	$96.3	$6.5	6.7%
Cash From Facility Operations	$61.8	$54.4	$7.4	13.5%
Facility Operating Income	$191.3	$182.0	$9.3	5.1%

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

Our revenues for the three months ended March 31, 2011 increased to $569.4 million, an increase of $25.0 million, or 4.6%, over our revenues for the three months ended March 31, 2010.  The increase in revenues in the current year period was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, and an increase in occupancy.  Our weighted average occupancy rate for the three months ended March 31, 2011 and 2010 was 87.2% and 86.6%, respectively.

During the three months ended March 31, 2011, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 6.7%, 13.5% and 5.1%, respectively, when compared to the three months ended March 31, 2010.

During the first quarter of 2011, we acquired the underlying real estate in 12 assisted living communities that we previously leased for an aggregate purchase price of $31.3 million.   Additionally, during the quarter, we acquired two assisted living communities, one of which we previously leased, for an aggregate purchase price of approximately $19.0 million.  During the three months ended March 31, 2011, we also purchased two home health agencies for an aggregate purchase price of approximately $1.0 million.

During the three months ended March 31, 2011, we continued to expand our ancillary services offerings.  As of March 31, 2011, we offered therapy services to approximately 38,400 of our units and home health services to over 27,200 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

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

Consolidated Results of Operations

Three Months Ended March 31, 2011 and 2010

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

 (dollars in thousands, except average monthly revenue per unit)

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$128,561	$131,583	$(3,022)	(2.3%)
Assisted Living	265,194	251,496	13,698	5.4%
CCRCs	174,280	159,950	14,330	9.0%
Total resident fees	568,035	543,029	25,006	4.6%
Management fees	1,405	1,395	10	0.7%
Total revenue	569,440	544,424	25,016	4.6%
Expense
Facility operating expense
Retirement Centers	76,352	78,398	(2,046)	(2.6%)
Assisted Living	172,117	162,710	9,407	5.8%

CCRCs	122,485	114,216	8,269	7.2%
Total facility operating expense	370,954	355,324	15,630	4.4%
General and administrative expense	33,543	31,952	1,591	5.0%
Facility lease expense	66,315	68,249	(1,934)	(2.8%)
Depreciation and amortization	71,782	73,061	(1,279)	(1.8%)
Asset impairment	14,846	—	14,846	NM
Total operating expense	557,440	528,586	28,854	5.5%
Income from operations	12,000	15,838	(3,838)	(24.2%)
Interest income	625	627	(2)	(0.3%)
Interest expense
Debt	(31,561)	(33,280)	(1,719)	(5.2%)
Amortization of deferred financing costs and debt discount	(2,704)	(2,596)	108	4.2%
Change in fair value of derivatives and amortization	(8)	(2,640)	(2,632)	(99.7%)
Equity in earnings of unconsolidated ventures	266	397	(131)	(33.0%)
Loss on extinguishment of debt, net	(2,894)	(19)	2,875	NM
Other non-operating income	817	—	817	100.0%
Loss before income taxes	(23,459)	(21,673)	1,786	8.2%
Benefit for income taxes	11,154	7,378	3,776	51.2%
Net loss	$(12,305)	$(14,295)	$(1,990)	(13.9%)

Selected Operating and Other Data:
Total number of communities (at end of period)	558	564	(6)	(1.1%)
Total units operated(1)	50,394	50,964	(570)	(1.1%)
Owned/leased communities units	46,610	47,176	(566)	(1.2%)
Owned/leased communities occupancy rate (weighted average)	87.2%	86.6%	0.6%	0.7%
Average monthly revenue per unit (2)	$4,609	$4,386	$223	5.1%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	75	80	(5)	(6.3%)
Total units (1)	14,104	14,737	(633)	(4.3%)
Occupancy rate (weighted average)	87.3%	87.0%	0.3%	0.3%
Average monthly revenue per unit (2)	$3,482	$3,419	$63	1.8%
Assisted Living
Number of communities (period end)	428	429	(1)	(0.2%)
Total units (1)	21,295	21,152	143	0.7%
Occupancy rate (weighted average)	88.2%	87.6%	0.6%	0.7%
Average monthly revenue per unit (2)	$4,705	$4,526	$179	4.0%
CCRCs
Number of communities (period end)	36	36	—	—
Total units (1)	11,211	11,287	(76)	(0.7%)
Occupancy rate (weighted average)	85.3%	84.0%	1.3%	1.5%
Average monthly revenue per unit (2)	$5,873	$5,421	$452	8.3%
Management Services
Number of communities (period end)	19	19	—	—
Total units (1)	3,784	3,788	(4)	(0.1%)
Occupancy rate (weighted average)	84.7%	83.4%	1.3%	1.6%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$6,361	$9,550

Refundable entrance fees sales(3)	6,080	8,442
Total entrance fee receipts(4)	12,441	17,992
Refunds	(4,930)	(5,762)
Net entrance fees	$7,511	$12,230
__________

(1)	Total units operated represent the average units operated during the period, excluding equity homes.

(2)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(3)
Refundable entrance fee sales for the three months ended March 31, 2011 and 2010 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $1.1 million for the three months ended March 31, 2011.  My Choice amounts for the three months ended March 31, 2010 were not material.

(4)
Includes $2.7 million and $6.0 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, our total operations included 558 communities with a capacity of 51,162 units.

Resident Fees

Resident fees increased over the prior-year first quarter mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities, and an increase in occupancy.  During the current period, revenues grew 4.5% at the 534 communities we operated during both periods with a 4.5% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.1% in these communities period over period.

Retirement Centers revenue decreased $3.0 million, or 2.3%, primarily due to the reclassification of three communities out of this segment and into the Assisted Living segment during the current period.  This amount was partially offset by increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, and occupancy at the communities we operated during both periods.

Assisted Living revenue increased $13.7 million, or 5.4%, primarily due to increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, and occupancy at the communities we operated during both periods and the reclassification of three communities from the Retirement Centers segment into this segment.

CCRCs revenue increased $14.3 million, or 9.0%, primarily due to increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, and occupancy at the communities we operated during both periods.

Management Fees

Management fees remained relatively constant period over period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2010 and 2011.  These increases were partially offset by a decrease in real estate tax expense related to changes in estimates.

Retirement Centers operating expenses decreased $2.0 million, or 2.6%, primarily due to the reclassification of three communities out of this segment and into the Assisted Living segment during the current period as well as decreases in real estate tax expense related to changes in estimates and lighting retrofit costs.  These decreases were partially offset by an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.

Assisted Living operating expenses increased $9.4 million, or 5.8%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked period over period and the reclassification of three communities from the Retirement Centers segment into this segment.  These increases were partially offset by a decrease in real estate tax expense related to changes in estimates.

CCRCs operating expenses increased $8.3 million, or 7.2%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, as well as increased salaries and wages due to wage rate increases and an increase in hours worked period over period and an increase in health care supply expenses.  These were partially offset by a decrease in bad debt expense, as well as reduced insurance expenses and real estate tax expense due to changes in estimates.

General and Administrative Expense

General and administrative expense increased $1.6 million, or 5.0%, primarily as a result of increased salaries and wages due to wage rate increases, travel expenses and professional fees.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense, was 4.8% and 4.7% for the three months ended March 31, 2011 and 2010, respectively, calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2011		2010

Resident fee revenues	$568,035	94.0%	$543,029	94.0%
Resident fee revenues under management	36,340	6.0%	34,414	6.0%
Total	$604,375	100.0%	$577,443	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense)	$29,003	4.8%	$27,081	4.7%
Non-cash stock-based compensation expense	4,540	0.8%	4,871	0.8%
General and administrative expenses (including non-cash stock-based compensation expense)	$33,543	5.6%	$31,952	5.5%

Facility Lease Expense

Lease expense decreased $1.9 million, or 2.8%, primarily due to the purchase of four leased communities and the non-renewal of two leased communities that occurred after the prior period.

Depreciation and Amortization

Depreciation and amortization expense remained relatively constant period over period.

Asset Impairment

During the three months ended March 31, 2011, we recognized $14.8 million of non-cash impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Retirement Centers segment.  We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Interest Income

Interest income remained relatively constant period over period.

Interest Expense

Interest expense decreased $4.2 million, or 11.0%, primarily due to a decrease in interest expense recorded from the change in the fair value of interest rate swaps and caps.  This decrease is primarily due to the greater utilization of interest rate caps in the current period versus interest rate swaps in the prior period as the value of the interest rate caps are less sensitive to changes in the LIBOR index.  Additionally, interest expense on our interest rate swaps decreased due to the termination of interest rate swaps during the second half of 2010.

Income Taxes

Our effective tax rates for the three months ended March 31, 2011 and 2010 were 47.5% and 34.0%, respectively.  The difference in the effective rate between these periods was primarily due to the impact of the company’s improved projected financial position under GAAP combined with the annualized impact of the non-deductible executive compensation under IRC Section 162(m).

An additional interest charge related to our tax contingency reserve was recorded during the three months ended March 31, 2011.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$92,666	$47,129
Cash used in investing activities	(26,677)	(51,975)
Cash (used in) provided by financing activities	(111,084)	4,089
Net decrease in cash and cash equivalents	(45,095)	(757)
Cash and cash equivalents at beginning of period	81,827	66,370
Cash and cash equivalents at end of period	$36,732	$65,613

The increase in cash provided by operating activities was attributable primarily to increased cash provided by changes in working capital and, to a lesser extent, improved operating results.

The decrease in cash used in investing activities was primarily attributable to the release of escrow on a newly opened entrance fee CCRC.  The escrowed funds were used to repay debt outstanding on the community.  Additionally, there was an increase in cash received from the proceeds from the sale of assets.  The decrease was offset by cash paid for acquisitions in the current period and an increase in spending on property, plant, equipment and leasehold intangibles period over period.

The change in cash related to financing activities period over period was primarily attributable to an increase in net repayments of debt period over period including the repayment of debt on a newly opened CCRC when entrance fees originally escrowed were released in accordance with state regulations.

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

We are highly leveraged and have significant debt and lease obligations.  We have two principal corporate-level debt obligations:  our $230.0 million revolving credit facility and separate secured and unsecured letter of credit facilities providing for up to $82.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At March 31, 2011, we had $2.1 billion of debt outstanding, excluding capital lease obligations, at a weighted-average interest rate of 4.07%.  At March 31, 2011, we had $365.6 million of capital and financing lease obligations and $71.9 million of letters of credit had been issued under our letter of credit facilities.  No borrowings were outstanding on our revolving loan facility at March 31, 2011.  Approximately $171.4 million of our debt and capital lease obligations are due on or before March 31, 2012.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending March 31, 2012, we will be required to make approximately $265.2 million of payments in connection with our existing operating leases.

We had $36.7 million of cash and cash equivalents at March 31, 2011, excluding cash and escrow deposits-restricted and lease security deposits of $151.2 million.

In 2009, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

At March 31, 2011, we had $472.5 million of negative working capital, which includes the classification of $239.1 million of refundable entrance fees and $8.0 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $7.5 million and $12.2 million of cash for the three months ended March 31, 2011 and 2010, respectively.

For the year ending December 31, 2011, we anticipate that we will make investments of approximately $125.0 million to $140.0 million for capital expenditures, comprised of approximately $35.0 million to $40.0 million of net recurring capital expenditures and approximately $90.0 million to $100.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the three months ended March 31, 2011, we spent approximately $7.1 million for net recurring capital expenditures and approximately $19.1 million for expenditures relating to other major projects and corporate initiatives.

In addition, during 2011, we plan on increasing our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $70.0 million to $100.0 million over the next 12 to 18 months in connection with recently initiated or currently planned projects.  For the three months ended March 31, 2011, we spent approximately $1.6 million in connection with our Program Max initiative.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization. As of March 31, 2011, we have $885.2 million in aggregate notional amount of interest rate caps which do not require cash collateralization and a $150.0 million notional amount swap which does require cash collateralization.  All of our variable rate debt, excluding our secured line of credit and capital lease obligations, is currently subject to a cap or swap agreement.

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

As of March 31, 2011, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

2010 Credit Facility

Effective February 23, 2010, we entered into a credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The facility had an initial commitment of $100.0 million, with an option to increase the commitment to $120.0 million (which we exercised on May 5, 2010), and was scheduled to mature on June 30, 2013.

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

As of March 31, 2011, we had an available secured line of credit with a $230.0 million commitment and separate secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of March 31, 2011, there were no borrowings under the revolving loan facility and $71.9 million of letters of credit had been issued under the letter of credit facilities.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the “Contractual Commitments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

There have been no material changes in our contractual commitments during the three months ended March 31, 2011 other than with respect to the repayments of mortgage debt and the change in maturity date related to the refinancing transaction that were completed during the three months ended March 31, 2011 (Note 8).

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense; and

•	change in future service obligation;

and including:

•	entrance fee receipts and refunds (excluding first generation entrance fee receipts on a newly opened entrance fee CCRC).

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(12,305)	$(14,295)
Benefit for income taxes	(11,154)	(7,378)
Equity in earnings of unconsolidated ventures	(266)	(397)
Loss on extinguishment of debt, net	2,894	19
Other non-operating income	(817)	―
Interest expense:
Debt	23,553	25,634
Capitalized lease obligation	8,008	7,646
Amortization of deferred financing costs and debt discount	2,704	2,596
Change in fair value of derivatives and amortization	8	2,640
Interest income	(625)	(627)
Income from operations	12,000	15,838
Depreciation and amortization	71,782	73,061
Asset impairment	14,846	―
Straight-line lease expense	1,726	3,136
Amortization of deferred gain	(1,093)	(1,086)
Amortization of entrance fees	(5,762)	(5,739)
Non-cash stock-based compensation expense	4,540	4,871
Entrance fee receipts(1)	12,441	17,992
First generation entrance fees received(2)	(2,729)	(5,971)
Entrance fee disbursements	(4,930)	(5,762)
Adjusted EBITDA	$102,821	$96,340

(1)	Includes the receipt of refundable and non-refundable entrance fees.
(2)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

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

In the fourth quarter of 2010, we revised the definition of Cash From Facility Operations to exclude distributions from unconsolidated ventures from cumulative share of net earnings and include our proportionate share (based on equity ownership percentages) of the Cash From Facility Operations generated by our unconsolidated ventures.   This impact is included in the Cash From Facility Operations for the three months ended March 31, 2011.  Due to immateriality, the prior period has not been restated.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$92,666	$47,129
Changes in operating assets and liabilities	(20,387)	19,171
Refundable entrance fees received(1)(2)	6,080	8,442
First generation entrance fees received(3)	(2,729)	(5,971)
Entrance fee refunds disbursed	(4,930)	(5,762)
Recurring capital expenditures, net	(7,057)	(6,441)
Lease financing debt amortization with fair market value or no purchase options	(2,533)	(2,171)
Cash From Facility Operations from unconsolidated ventures	641	—
Cash From Facility Operations	$61,751	$54,397

(1)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three months ended March 31, 2011 and 2010 were $0.5 million and $3.7 million, respectively.

(2)
Total entrance fee receipts for the three months ended March 31, 2011 and 2010 were $12.4 million and $18.0 million, respectively, including $6.4 million and $9.6 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock-based compensation expense;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(12,305)	$(14,295)
Benefit for income taxes	(11,154)	(7,378)
Equity in earnings of unconsolidated ventures	(266)	(397)
Loss on extinguishment of debt, net	2,894	19
Other non-operating income	(817)	―
Interest expense:
Debt	23,553	25,634
Capitalized lease obligation	8,008	7,646
Amortization of deferred financing costs and debt discount	2,704	2,596
Change in fair value of derivatives and amortization	8	2,640
Interest income	(625)	(627)
Income from operations	12,000	15,838
Depreciation and amortization	71,782	73,061
Asset impairment	14,846	—
Facility lease expense	66,315	68,249
General and administrative (including non-cash stock-based compensation expense)	33,543	31,952
Amortization of entrance fees	(5,762)	(5,739)
Management fees	(1,405)	(1,395)
Facility Operating Income	$191,319	$181,966

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2011, we had approximately $1.1 billion of long-term fixed rate debt, $0.8 billion of long-term variable rate debt and $365.6 million of capital and financing lease obligations. As of March 31, 2011, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.07%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of March 31, 2011, all of our debt, excluding our secured line of credit and capital and financing lease obligations, carries a fixed rate of interest or has a variable rate subject to a swap or interest rate cap agreement.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our secured line of credit and capital and financing lease obligations, as follows: a one, five and ten percent increase in interest rates would have an impact of $7.2 million, $38.6 million and $50.3 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	May 10, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.2
First Amendment, dated as of February 23, 2011, to Amended and Restated Credit Agreement, dated as of January 31, 2011, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.3	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2011).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*           Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.