Form 10-Q
period 2011-06-30
Brookdale Senior Living Inc.
filed 2011-08-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011, 121,973,612 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$40,126	$81,827
Cash and escrow deposits — restricted	47,221	81,558
Accounts receivable, net	87,231	88,033
Deferred tax asset	15,526	15,529
Prepaid expenses and other current assets, net	63,715	61,162
Total current assets	253,819	328,109
Property, plant and equipment and leasehold intangibles, net	3,689,030	3,736,842
Cash and escrow deposits — restricted	41,357	65,316
Marketable securities — restricted	31,996	—
Investment in unconsolidated ventures	20,125	20,196
Goodwill	109,553	109,693
Other intangible assets, net	157,909	171,341
Other assets, net	101,975	98,973
Total assets	$4,405,764	$4,530,470

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$33,936	$71,676
Trade accounts payable	33,083	36,302
Accrued expenses	175,248	171,537
Refundable entrance fees and deferred revenue	324,204	318,814
Tenant security deposits	8,891	8,029
Total current liabilities	575,362	606,358
Long-term debt, less current portion	2,387,130	2,498,620
Deferred entrance fee revenue	70,784	69,075
Deferred liabilities	154,511	153,199
Deferred tax liability	114,204	113,956
Other liabilities	35,144	29,265
Total liabilities	3,337,135	3,470,473

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at June 30, 2011 and December 31, 2010; 125,619,875 and 125,527,846 shares issued and 124,408,574 and 124,316,545 shares outstanding (including 2,435,268 and 3,539,751 unvested restricted shares), respectively	1,244	1,243
Additional paid-in-capital	1,958,652	1,904,144
Treasury stock, at cost; 1,211,301 shares at June 30, 2011 and December 31, 2010	(29,187)	(29,187)
Accumulated deficit	(862,140)	(815,876)
Accumulated other comprehensive income (loss)	60	(327)
Total stockholders’ equity	1,068,629	1,059,997
Total liabilities and stockholders’ equity	$4,405,764	$4,530,470

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Resident fees	$563,923	$547,560	$1,131,958	$1,090,589
Management fees	1,505	1,412	2,910	2,807
Reimbursed costs incurred on behalf of managed communities	17,871	16,546	35,351	33,126
Total revenue	583,299	565,518	1,170,219	1,126,522

Expense
Facility operating expense (excluding depreciation and amortization of $49,913, $52,174, $100,978 and $104,207, respectively)	366,242	353,051	737,196	708,375
General and administrative expense (including non-cash stock-based compensation expense of $4,555, $5,105, $9,095 and $9,976, respectively)	33,681	31,834	67,224	63,786
Facility lease expense	66,065	67,175	132,380	135,424
Depreciation and amortization	70,577	73,168	142,359	146,229
Asset impairment	—	—	14,846	—
Costs incurred on behalf of managed communities	17,871	16,546	35,351	33,126
Total operating expense	554,436	541,774	1,129,356	1,086,940
Income from operations	28,863	23,744	40,863	39,582

Interest income	773	453	1,398	1,080
Interest expense:
Debt	(30,673)	(33,903)	(62,234)	(67,183)
Amortization of deferred financing costs and debt discount	(2,010)	(2,410)	(4,714)	(5,006)
Change in fair value of derivatives and amortization	(2,635)	(2,207)	(2,643)	(4,847)
Loss on extinguishment of debt, net	(15,254)	(682)	(18,148)	(701)
Equity in earnings of unconsolidated ventures	146	119	412	516
Other non-operating (expense) income	(441)	―	376	—
Loss before income taxes	(21,231)	(14,886)	(44,690)	(36,559)
(Provision) benefit for income taxes	(12,728)	5,329	(1,574)	12,707
Net loss	$(33,959)	$(9,557)	$(46,264)	$(23,852)

Basic and diluted net loss per share	$(0.28)	$(0.08)	$(0.38)	$(0.20)
Weighted average shares used in computing basic and diluted net loss per share	121,280	119,721	121,037	119,519

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited, in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In-	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Total
Balances at January 1, 2011	124,317	$1,243	$1,904,144	$(29,187)	$(815,876)	$(327)	$1,059,997
Compensation expense related to restricted stock and restricted stock unit grants	―	―	9,095	―	―	―	9,095
Net loss	―	―	―	―	(46,264)	―	(46,264)
Equity component of convertible notes, net	―	―	76,835	―	―	―	76,835
Purchase of bond hedge	―	―	(77,007)	―	―	―	(77,007)
Issuance of warrants	―	―	45,066	―	―	―	45,066
Issuance of common stock under Associate Stock Purchase Plan	22	―	520	―	―	―	520
Restricted stock, net	70	1	(1)	―	―	―	―
Unrealized gain on marketable securities - restricted	―	―	―	―	―	221	221
Reclassification of net gains on derivatives into earnings	―	―	―	―	―	228	228
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	188	188
Other	―	―	―	―	―	(250)	(250)
Balances at June 30, 2011	124,409	$1,244	$1,958,652	$(29,187)	$(862,140)	$60	$1,068,629

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(46,264)	$(23,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	18,148	701
Depreciation and amortization	147,073	151,235
Asset impairment	14,846	―
Equity in earnings of unconsolidated ventures	(412)	(516)
Distributions from unconsolidated ventures from cumulative share of net earnings	―	375
Amortization of deferred gain	(2,186)	(2,172)
Amortization of entrance fees	(12,366)	(11,526)
Proceeds from deferred entrance fee revenue	15,660	17,904
Deferred income tax benefit	―	(13,943)
Change in deferred lease liability	3,182	5,297
Change in fair value of derivatives and amortization	2,643	4,847
(Gain) loss on sale of assets	(1,315)	144
Change in future service obligation	―	(1,064)
Non-cash stock-based compensation	9,095	9,976
Changes in operating assets and liabilities:
Accounts receivable, net	1,623	(2,706)
Prepaid expenses and other assets, net	(5,025)	(1,870)
Accounts payable and accrued expenses	1,317	(9,790)
Tenant refundable fees and security deposits	23	(2,269)
Deferred revenue	4,348	4,630
Other	6,962	(10,630)
Net cash provided by operating activities	157,352	114,771
Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(372)	801
Decrease (increase) in cash and escrow deposits — restricted	58,296	(36,360)
Net proceeds from the sale of assets	29,032	1,487
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(67,929)	(45,510)
Purchase of marketable securities — restricted	(32,724)	―
Sale of marketable securities — restricted	1,417	―
Acquisition of assets, net of related payables and cash received	(54,508)	(21,809)
Payment on notes receivable, net	403	169
Investment in unconsolidated ventures	―	(1,053)
Distributions received from unconsolidated ventures	116	47
Other	(468)	(316)
Net cash used in investing activities	(66,737)	(102,544)
Cash Flows from Financing Activities
Proceeds from debt	30,417	168,684
Proceeds from issuance of convertible notes, net	308,335	―
Issuance of warrants	45,066	―
Purchase of bond hedge	(77,007)	―
Repayment of debt and capital lease obligations	(418,176)	(192,954)
Proceeds from line of credit	55,000	60,000
Repayment of line of credit	(55,000)	(60,000)
Payment of financing costs, net of related payables	(3,485)	(6,044)
Other	(332)	(44)
Refundable entrance fees:
Proceeds from refundable entrance fees	11,390	15,061
Refunds of entrance fees	(11,411)	(11,122)
Cash portion of loss on extinguishment of debt	(17,014)	(179)
Recouponing and payment of swap termination	(99)	(654)
Net cash used in financing activities	(132,316)	(27,252)
Net decrease in cash and cash equivalents	(41,701)	(15,025)
Cash and cash equivalents at beginning of period	81,827	66,370
Cash and cash equivalents at end of period	$40,126	$51,345
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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2011, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront fee prior to occupying the community.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination.  Refundable fees with respect to such contracts are not amortized and are reflected as current liabilities on the consolidated balance sheet.  Certain contracts provide for refundable entrance fees that are refundable only upon resale of a comparable unit.  Such fees are deemed "contingently refundable."  Refundable fees related to such contracts are recorded as deferred revenue.  The deferred revenue is amortized over the life of the community into rental income and was approximately $52.1 million and $52.9 million at June 30, 2011 and December 31, 2010, respectively.  In certain instances the Company replaces contingently refundable entrance fee units with non-refundable entrance fee units.  In such cases the Company estimates the portion of the "contingently refundable" entrance fee which will be refunded with proceeds from non-refundable entrance fees receipts and includes such amount in deferred revenue to be amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are classified as a current liability and included in refundable entrance fees and deferred revenue and not amortized.  All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue, are classified as current liabilities.  The amount of entrance fees reflected as long term liabilities on the consolidated balance sheet represent only the non-refundable entrance fees to be amortized to rental revenue. In addition, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.

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

Reimbursed Costs Incurred on Behalf of Managed Communities

The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  Where the Company is the primary obligor with respect to any such operating expenses, the Company recognizes revenue when the goods have been delivered or the service has been rendered and the Company is due reimbursement.  Such revenue is included on behalf of managed communities on the condensed consolidated statements of operations.  The related costs are included in “costs incurred on behalf of managed communities” on the condensed consolidated statements of operations.

Fair Value of Financial Instruments

Derivative financial instruments and marketable securities - restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.4 billion and $2.6 billion as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 and December 31, 2010, the estimated fair value of debt was approximately $2.4 billion and $2.5 billion, respectively.

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

Marketable Securities - Restricted

Marketable securities - restricted include amounts required to be held in reserve related to the Company’s entrance fee CCRCs pursuant to various state insurance regulations.  Marketable securities - restricted consist of mutual funds holding equities and bonds. The Company classifies its marketable securities - restricted as available-for-sale.   Accordingly, these investments are carried at their estimated fair value with the unrealized gain and losses, net of tax, reported in other comprehensive income.  Realized gains and losses from the available-for-sale securities are determined on the specific identification method and are included in other non-operating (expense) income on the trade date.

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

The amortized cost basis of the marketable securities – restricted as of June 30, 2011 was $31.8 million.

Convertible Debt Instruments

Convertible debt instruments are accounted for under FASB ASC Topic 470-20, Debt – Debt with Conversion and Other Options.  This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate.

New Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update ("ASU") No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011.  The adoption of this update did not have an impact on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 is effective for the Company beginning with this interim period.  The adoption of this update did not have an impact on the Company's financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements.  Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and the Company adopted those provisions as of January 1, 2010.  The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments.  The Company adopted the final provisions of ASU 2010-06 as of January 1, 2011.  The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each interim period. The Company has not yet adopted this pronouncement, but does not feel it will have an impact on the consolidated financial statements other than additional disclosure.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

During the three months ended June 30, 2011, the Company determined that certain revenues and expenses associated with transactions with managed communities were understated in prior periods. The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  The Company considered the indicators in ASC Topic 605-45, Principal Agent Considerations, in making its determination that these reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  The Company is the primary obligor for certain expenses incurred at its managed communities including payroll and payroll-related costs of the Company’s employees, food, insurance, utilities, medical and other supplies purchased under national contracts entered into by the Company.  Consequently, such expenses incurred by the Company as the primary obligor on behalf of managed communities operated by it under long-term management agreements should be reported as costs incurred on behalf of managed communities and included in total operating expense in the Company’s statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The related corrections will be made to the applicable prior periods as such financial information is included in future filings with the SEC, but no later than the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  The impact on the prior annual periods is as follows (dollars in thousands):

	Year Ended December 31, 2010
	As Reported	Adjustment	As Revised
Reimbursed costs incurred on behalf of managed communities	$—	$67,271	$67,271
Total revenue	2,213,264	67,271	2,280,535
Costs incurred on behalf of managed communities	—	67,271	67,271
Total operating expense	2,147,270	67,271	2,214,541

	Year Ended December 31, 2009
	As Reported	Adjustment	As Revised
Reimbursed costs incurred on behalf of managed communities	$—	$77,206	$77,206
Total revenue	2,023,068	77,206	2,100,274
Costs incurred on behalf of managed communities	—	77,206	77,206
Total operating expense	1,993,288	77,206	2,070,494

	Year Ended December 31, 2008
	As Reported	Adjustment	As Revised
Reimbursed costs incurred on behalf of managed communities	$—	$73,250	$73,250
Total revenue	1,928,054	73,250	2,001,304
Costs incurred on behalf of managed communities	—	73,250	73,250
Total operating expense	2,168,197	73,250	2,241,447

The prior period financial statements included in this filing have been revised to reflect this correction, the effects of which have been summarized below (dollars in thousands):

	Three Months Ended June 30, 2010
	As Reported	Adjustment	As Revised
Reimbursed costs incurred on behalf of managed communities	$—	$16,546	$16,546
Total revenue	548,972	16,546	565,518
Costs incurred on behalf of managed communities	—	16,546	16,546
Total operating expense	525,228	16,546	541,774

	Six Months Ended June 30, 2010
	As Reported	Adjustment	As Revised
Reimbursed costs incurred on behalf of managed communities	$—	$33,126	$33,126
Total revenue	1,093,396	33,126	1,126,522
Costs incurred on behalf of managed communities	—	33,126	33,126
Total operating expense	1,053,814	33,126	1,086,940

These corrections had no impact on the Company’s total consolidated assets, liabilities and stockholders’ equity, net loss or cash flows.

3.  Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units and convertible debt instruments and warrants (Note 8).

During the three and six months ended June 30, 2011 and 2010, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share were 1.5 million and 1.6 million for the three months ended June 30, 2011 and 2010, respectively, and 1.6 million and 1.7 million for the six months ended June 30, 2011 and 2010, respectively.

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

Effective February 1, 2011, the Company acquired one assisted living community for an aggregate purchase price of $9.2 million, which was paid from cash on hand.  The results of operations of the acquired community is included in the condensed consolidated financial statement from the effective date of the acquisition and are reported in the Assisted Living segment.

During the six months ended June 30, 2011, the Company purchased three home health agencies for an aggregate purchase price of approximately $4.2 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

During the six months ended June 30, 2011, the Company sold three communities for an aggregate selling price of $29.0 million.  The results of operations of the communities were previously reported in the Retirement Centers and Assisted Living segments.

Horizon Bay/HCP Transactions

On May 31, 2011, the Company entered into a definitive agreement to acquire 100% of the equity interests in Horizon Bay Realty, L.L.C. ("Horizon Bay"),the ninth largest operator of senior living communities in the United States.

In connection with the transaction, the Company has entered into definitive agreements to restructure Horizon Bay's existing relationship with HCP, Inc. (“HCP”) relating to 33 communities that Horizon Bay currently leases from HCP. In particular, the Company will (i) form a joint venture with HCP to own and operate 21 communities, and (ii) lease the remaining 12 communities from HCP. The joint venture with HCP will utilize a RIDEA structure with the Company acquiring a 10% interest. The Company will manage the communities under a ten-year management agreement with four five-year renewal options and will retain all ancillary services operations.  The Company will lease 12 communities from HCP subject to long term, triple net leases.  In addition, Horizon Bay leases an additional community from HCP pursuant to a triple net lease and subleases that community to a third-party operator.

Horizon Bay provides management services to the remaining 57 Horizon Bay communities.  Horizon Bay's primary third party management relationships are with Chartwell Seniors Housing Real Estate Investment Trust ("Chartwell") (45 communities) and AEW Capital Management (three communities).  As part of the transactions, the Company expects to simplify and restructure Horizon Bay's existing management relationships with Chartwell.

The consummation of each of the transactions is subject to the satisfaction of certain closing conditions and contingencies, including the receipt of various third-party and regulatory approvals and consents.  The transactions are expected to close on September 1, 2011 although there can be no assurance that the transactions will close or, if they do, when the actual closing will occur.

5.  Stock-Based Compensation

The Company recorded $4.6 million and $5.1 million of compensation expense in connection with grants of restricted stock and restricted stock units for the three months ended June 30, 2011 and 2010, respectively, and $9.1 million and $10.0 million of compensation expense in connection with grants of restricted stock and restricted stock units for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, compensation expense was calculated net of forfeitures estimated from 0% to 10% and 0% to 5%, respectively, of the shares granted.

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

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 30, 2011	70	$21.41 – $23.45	$1,637

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

6.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the six months ended June 30, 2011 and the year ended December 31, 2010 presented on an operating segment basis (dollars in thousands):

	June 30, 2011				December 31, 2010
	Gross Carrying Amount	Adjustments	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustments	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$—	$(487)	$7,155
Assisted Living	102,680	(106)	(142)	102,432	102,680	(142)	—	102,538
CCRCs	214,999	—	(214,999)	—	214,999	—	(214,999)	—
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(142)	$(215,486)	$109,693

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the six months ended June 30, 2011.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise.  No indicators of impairment were present during the six months ended June 30, 2011.  The following is a summary of other intangible assets at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(15,716)	$131,894	$147,782	$(13,867)	$133,915
Management contracts and other	158,041	(156,032)	2,009	158,041	(140,463)	17,578
Home health licenses	24,006	—	24,006	19,848	—	19,848
Total	$329,657	$(171,748)	$157,909	$325,671	$(154,330)	$171,341

Amortization expense related to definite-lived intangible assets for both the three months ended June 30, 2011 and 2010 was $8.7 million and for both the six months ended June 30, 2011 and 2010 was $17.4 million.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	June 30, 2011	December 31, 2010
Land	$273,306	$273,214
Buildings and improvements	3,019,657	3,003,788
Furniture and equipment	417,623	382,488
Resident and leasehold operating intangibles	586,254	588,633
Construction in progress	30,287	16,463
Assets under capital and financing leases	653,120	650,174
	4,980,247	4,914,760
Accumulated depreciation and amortization	(1,291,217)	(1,177,918)
Property, plant and equipment and leasehold intangibles, net	$3,689,030	$3,736,842

During the six months ended June 30, 2011, there were indicators of impairment on certain long-lived assets.  The Company compared the estimated fair value of the assets (a Level 3 valuation) to their carrying value and recorded an impairment charge for the excess of carrying value over fair value.  A non-cash charge of $14.8 million within the Retirement Centers and Assisted Living segments was recorded in the Company’s operating results and reflected as asset impairment in the accompanying condensed consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to the amount by which the carrying values of the assets exceed the estimated selling prices.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	June 30, 2011	December 31, 2010
Mortgage notes payable due 2012 through 2020; weighted average interest rate of 5.14% for the six months ended June 30, 2011, net of debt discount of $0.7 million (weighted average interest rate of 5.32% in 2010)	$1,175,739	$1,342,931
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable thereafter in monthly installments of principal and interest through maturity in August 2013	150,000	150,000
Mortgages payable due 2012; weighted average interest rate of 5.57% for the six months ended June 30, 2011 (weighted average interest rate of 5.64% in 2010), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	—	210,897
Discount mortgage note payable due 2013, weighted average interest rate of 2.51% for the six months ended June 30, 2011, net of debt discount of $3.9 million (weighted average interest rate of 2.55% in 2010)	79,595	79,275

Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.67% for the six months ended June 30, 2011 (weighted average interest rate of 1.73% in 2010), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,711	100,841
Capital and financing lease obligations payable through 2024; weighted average interest rate of 8.59% for the six months ended June 30, 2011 (weighted average interest rate of 8.60% in 2010)	362,397	371,172
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note is secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	315,180	315,180
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $78.8 million, interest at 2.75% per annum, due June 2018.	237,444	—
Total debt	2,421,066	2,570,296
Less current portion	33,936	71,676
Total long-term debt	$2,387,130	$2,498,620

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

As of June 30, 2011, the Company had an available secured line of credit with a $230.0 million commitment and separate secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of June 30, 2011, there were no borrowings under the credit facility and $72.1 million of letters of credit had been issued under the letter of credit facilities.

Convertible Debt Offering

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes (the "Notes"). The Company received net proceeds of approximately $308.3 million after the deduction of underwriting commissions and offering expenses.  The Company used a portion of the net proceeds to pay the Company’s cost of the convertible note hedge transactions described below, taking into account the proceeds to the Company of the warrant transactions described below, and used the balance of the net proceeds to repay existing outstanding debt.

The Notes are senior unsecured obligations and rank equally in right of payment to all of the Company’s other senior unsecured debt. The Notes will be senior in right of payment to any of the Company’s debt which is subordinated by its terms to the Notes (if any). The Notes are also structurally subordinated to all debt and other liabilities and commitments (including trade payables) of the Company’s subsidiaries. The Notes are also effectively subordinated to the Company’s secured debt to the extent of the assets securing such debt.

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. Holders may convert their Notes at their option prior to the close of business on the second trading day immediately preceding the stated maturity date only under the following circumstances:  (i) during any fiscal quarter commencing after the fiscal quarter ending September 30, 2011, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events.  On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.  Unconverted Notes mature at par in June 2018.

Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election.  It is the Company’s current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.

In addition, following certain corporate transactions, the Company will increase the conversion rate for a holder who elects to convert in connection with such transaction by a number of additional shares of common stock as set forth in the supplemental indenture governing the Notes.

The Notes were issued in an offering registered under the Securities Act of 1933, as amended (Securities Act).

In accordance with FASB guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement), the liability and equity components are separated in a manner that will reflect the entity's non-convertible debt borrowing rate when interest expense is recognized in subsequent periods.

The following represents the long-term debt and equity components of the Notes as of June 30, 2011 (dollars in thousands):

June 30, 2011
Long-term debt
Principal	$316,250
Unamortized discount	(78,806)
Net carrying amount	$237,444
Equity component	$78,806

The Company is accreting the carrying value to the principal amount at maturity using an imputed interest rate of 7.5% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance, Level 2) over its expected life of seven years.

As of June 30, 2011, the "if converted" value of the Notes does not exceed its principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Coupon interest	$392	$392
Amortization of discount	—	—
Interest expense related to convertible notes	$392	$392

In connection with the offering of the Notes, in June 2011, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain financial institutions (the “Hedge Counterparties”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, 10,784,315 shares of common stock.  The Company also entered into warrant transactions with the Hedge Counterparties whereby the Company sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to 10,784,315 shares of common stock (the “Sold Warrant Transactions”).  The warrants have a strike price of $40.25 per share, subject to customary anti-dilution adjustments.

The Convertible Note Hedges are expected to reduce the potential dilution with respect to common stock upon conversion of the Notes in the event that the price per share of common stock at the time of exercise is greater than the strike price of the Convertible Note Hedges, which corresponds to the initial conversion price of the Notes and is similarly subject to customary anti-dilution adjustments. If, however, the price per share of common stock exceeds the strike price of the Sold Warrant Transactions when they expire, there would be additional dilution from the issuance of common stock pursuant to the warrants.

The Convertible Note Hedges and Sold Warrant Transactions are separate transactions (in each case entered into by the Company and Hedge Counterparties), are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. Holders of the Notes do not have any rights with respect to the Convertible Note Hedges or the Sold Warrant Transactions.

These hedging transactions had a net cost of approximately $31.9 million, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.  The Company has contractual rights, and, at execution of the related agreements, had the ability to settle its obligations under the conversion feature of the Notes, the Convertible Note Hedges and Sold Warrant Transactions, with the Company’s common stock. Accordingly, these transactions are accounted for as equity, with no subsequent adjustment for changes in the value of these obligations.

Financings

On March 29, 2011, the Company obtained a $28.0 million first mortgage loan, secured by the underlying community.  The loan bears interest at a rate that has been effectively fixed at 5.49% by means of a swap instrument issued by the lender and matures in March 2016.  In connection with the transaction, the Company repaid $28.0 million of existing variable rate debt.

During the six months ended June 30, 2011, the Company repaid approximately $37.9 million of mortgage debt in connection with the release of entrance fee escrows on a newly opened entrance fee CCRC.  Additionally, during the six months ended June 30, 2011, the Company repaid $48.7 million of mortgage debt and moved the related assets into the credit line borrowing base and repaid $274.9 million of mortgage debt from the net proceeds of the convertible debt offering.  The Company recognized a loss on extinguishment of debt of $15.3 million and $18.1 million for the three and six months ended June 30, 2011, respectively, in connection with the early repayment of first and second mortgage notes.

On July 29, 2011, the Company obtained $437.8 million in loans pursuant to the terms of a Master Credit Facility Agreement.  The loans are secured by first mortgages on 44 communities, and 75% of such loans bear interest at a fixed rate of 4.25% while the remaining 25% of such loans bear interest at a variable rate equal to the 30-day LIBOR plus a margin of 182 basis points.  The loans mature on August 1, 2018 and require amortization of principal over a 30 year period.  Proceeds of the loans, together with cash on hand, were used to refinance or prepay $445.2 million of mortgage debt which was scheduled to mature in February and August 2012.

The Master Credit Facility Agreement permits additional loans and substitution or release of mortgaged communities subject to loan-to-value and debt service coverage requirements. The Master Credit Facility Agreement also provides flexibility for expansion of, and repositioning of services provided at, the mortgaged communities subject to lender approval.

As of June 30, 2011, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company may be required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $0.8 million as of June 30, 2011.  No cash collateral was pledged as of December 31, 2010.

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

The following table summarizes the Company’s swap instruments at June 30, 2011 (dollars in thousands):

Current notional balance	$177,940
Highest possible notional	$177,940
Lowest interest rate	0.87%
Highest interest rate	5.49%
Average fixed rate	1.60%
Earliest maturity date	2013
Latest maturity date	2016
Weighted average original maturity	3.2 years
Estimated liability fair value (included in other liabilities, net at June 30, 2011)	$(1,692)
Estimated asset fair value (included in other assets, net at December 31, 2010)	$281

The following table summarizes the Company’s cap instruments at June 30, 2011 (dollars in thousands):

Current notional balance	$693,948
Highest possible notional	$693,948
Lowest interest rate	5.50%
Highest interest rate	6.50%
Average fixed rate	6.11%
Earliest maturity date	2012
Latest maturity date	2013
Weighted average original maturity	3.2 years
Estimated asset fair value (included in other assets, net at June 30, 2011)	$—
Estimated asset fair value (included in other assets, net at December 31, 2010)	$157

The fair value of the Company’s interest rate swaps and caps decreased $2.6 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and decreased $2.6 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

During the six months ended June 30, 2011, five cap agreements with an aggregate notional amount of $315.7 million matured.  The Company also extended the maturity of 12 cap agreements with an aggregate notional amount of $83.8 million, entered into a new cap agreement with a notional amount of $64.1 million and entered into a new swap agreement with a notional amount of $28.0 million.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$63,097	$67,219
Income taxes paid	$2,070	$1,413
Write-off of deferred costs	$1,414	$2,022

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$50,350	$19,900
Other intangible assets, net	4,158	2,004
Accrued expenses	—	(95)
Net	$54,508	$21,809

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash basis payment	$65,702	$66,100	$131,384	$132,299
Straight-line expense	1,456	2,161	3,182	5,297
Amortization of deferred gain	(1,093)	(1,086)	(2,186)	(2,172)
Facility lease expense	$66,065	$67,175	$132,380	$135,424

12.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(33,959)	$(9,557)	$(46,264)	$(23,852)
Unrealized (loss) gain on marketable securities - restricted	(36)	—	221	—
Reclassification of net loss on derivatives out of earnings	114	143	228	267
Amortization of payments from settlement of forward interest rate swaps	94	94	188	188
Other	(69)	(93)	(250)	(178)
Total comprehensive loss	$(33,856)	$(9,413)	$(45,877)	$(23,575)

13.  Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2011 and 2010 were (60.0%) and 35.8%, respectively, and for the six months ended June 30, 2011 and 2010 were (3.5%) and 34.8%, respectively.  The difference in the effective tax rate between these periods was primarily due to the Company’s decision to record a valuation allowance against the deferred tax benefit generated during the six month period ended June 30, 2011.  The Company concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2010, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2010.

The Company recorded additional interest charges related to its tax contingency reserve for the six months ended June 30, 2011.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

14.  Fair Value Measurements

The following table provides the Company’s derivative liabilities and marketable securities - restricted carried at fair value as measured on a recurring basis as of June 30, 2011 (dollars in thousands):

	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities - restricted	$31,996	$31,996	$—	$—
Derivative liabilities	(1,692)	—	(1,692)	—
	$30,304	$31,996	$(1,692)	$—

The Company’s marketable securities - restricted include marketable securities that are recorded in the financial statements at fair value. The fair value is based primarily on quoted market prices and is classified within Level 1 of the valuation hierarchy.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of stockholders’ equity.  The change in fair value recorded in other comprehensive income for the three months ended June 30, 2011 was not material.

The Company’s derivative liabilities include interest rate swaps and caps that effectively convert a portion of the Company’s variable rate debt to fixed rate debt.  The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

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

During the six months ended June 30, 2011, four communities moved between segments to more accurately reflect the underlying product offering of each segment.  The movement did not change the Company’s reportable segments, but it did impact the revenues and cost reported within each segment.

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

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue(1)
Retirement Centers	$128,839	$132,209	$257,400	$263,792
Assisted Living	261,716	254,748	526,910	506,244
CCRCs	173,368	160,603	347,648	320,553
Management Services(2)	19,376	17,958	38,261	35,933
	$583,299	$565,518	$1,170,219	$1,126,522

Segment operating income(3)
Retirement Centers	$52,687	$54,963	$104,896	$108,148
Assisted Living	92,844	91,813	185,921	180,599
CCRCs	52,150	47,733	103,945	93,467
Management Services	1,054	988	2,037	1,965
	198,735	195,497	396,799	384,179
General and administrative (including non-cash stock-based compensation expense)(4)	33,230	31,410	66,351	62,944
Facility lease expense	66,065	67,175	132,380	135,424
Depreciation and amortization	70,577	73,168	142,359	146,229
Asset impairment	—	—	14,846	—
Income from operations	$28,863	$23,744	$40,863	$39,582

	As of
	June 30, 2011	December 31, 2010
Total assets
Retirement Centers	$1,067,934	$1,132,934
Assisted Living	1,444,961	1,433,123
CCRCs	1,579,076	1,632,755
Corporate and Management Services	313,793	331,658
Total assets	$4,405,764	$4,530,470

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(4)	Net of general and administrative costs allocated to management services reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the acquisition of Horizon Bay Realty, L.L.C. and the transactions with HCP, Inc. and Chartwell Seniors Housing Real Estate Investment Trust (including the anticipated timing thereof); our expectations concerning the future performance of the new communities and the effects of the transactions on our financial results; our expectations regarding possible future investment or acquisition opportunities with respect to the managed assets; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, expansion and development activity, acquisition opportunities, asset dispositions and taxes; our belief regarding our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs (including the recently announced CMS skilled nursing facility rate reduction) and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the closing conditions and successfully complete the Horizon Bay acquisition and related transactions; the risk that we may not be able to successfully integrate the new communities into our operations; the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; changes in governmental reimbursement programs; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the second quarter of 2011, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy, home health and hospice services); (iii) expansion, redevelopment and repositioning of existing communities; and (iv) acquisition and consolidation of asset portfolios and other senior living companies.  To that end, as described below under “Horizon Bay/HCP Transactions”, during the quarter, we entered into a definitive agreement to acquire 100% of the equity interests in Horizon Bay Realty, L.L.C. ("Horizon Bay"), the ninth largest operator of senior living communities in the United States.

Our operating results for the three and six months ended June 30, 2011 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During the six months ended June 30, 2011, we also continued our efforts to strengthen our financial position.  For example, on January 31, 2011, we entered into an amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement amended and restated our previous credit agreement.  The amended credit agreement increased the commitment under the credit facility to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 23, 2011, the commitment under the amended credit agreement was further increased to $230.0 million.  In addition, as described below under “Recent Financing Transactions”, during the second quarter we completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due 2018.  The net proceeds from the offering were used to repay a portion of our outstanding mortgage debt.  As a result of our recent operating performance and the steps we have recently taken to improve our liquidity position, we ended the quarter with $40.1 million of unrestricted cash and cash equivalents on our consolidated balance sheet and $230.0 million of undrawn capacity on our revolving credit facility.

The tables below present a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2011 and 2010 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Total revenues	$583.3	$565.5	$17.8	3.1%
Net loss	$(34.0)	$(9.6)	$24.4	255.3%
Adjusted EBITDA	$103.7	$100.3	$3.5	3.5%
Cash From Facility Operations	$61.3	$57.0	$4.3	7.6%
Facility Operating Income	$191.1	$187.7	$3.4	1.8%

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Total revenues	$1,170.2	$1,126.5	$43.7	3.9%
Net loss	$(46.3)	$(23.9)	$22.4	94.0%
Adjusted EBITDA	$206.5	$196.6	$10.0	5.1%
Cash From Facility Operations	$123.1	$111.4	$11.7	10.5%
Facility Operating Income	$382.4	$369.6	$12.8	3.5%

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

Our revenues for the six months ended June 30, 2011 increased to $1.2 billion, an increase of $43.7 million, or 3.9%, over our revenues for the six months ended June 30, 2010.  The increase in revenues in the current year period was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs.  Our weighted average occupancy rate for the six months ended June 30, 2011 and 2010 was 86.9% and 86.7%, respectively.

During the three months ended June 30, 2011, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 3.5%, 7.6% and 1.8%, respectively, when compared to the three months ended June 30, 2010.  During the six months ended June 30, 2011, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 5.1%, 10.5% and 3.5%, respectively, when compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011, we acquired the underlying real estate in 12 assisted living communities that we previously leased for an aggregate purchase price of $31.3 million.   Additionally, during the six months ended June 30, 2011, we acquired two assisted living communities, one of which we previously leased, for an aggregate purchase price of approximately $19.0 million.  During the six months ended June 30, 2011, we also purchased three home health agencies for an aggregate purchase price of approximately $4.0 million.

During the three months ended June 30, 2011, we continued to expand our ancillary services offerings.  As of June 30, 2011, we offered therapy services to over 38,500 of our units and home health services to over 31,000 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

We believe that the deteriorating housing market and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our communities, resulting in a decrease in occupancy rates and occupancy levels when compared to historical levels.  We remain cautious about the economy and its effect on our customers and our business.  In addition, we continue to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  These factors also impact our potential independent living customers to a significant extent.  We expect occupancy and entrance fee sales to normalize over the longer term.

Horizon Bay/HCP Transactions

On May 31, 2011, we entered into a definitive agreement to acquire 100% of the equity interests in Horizon Bay Realty. Upon completion of the Horizon Bay transaction, we will add to our portfolio 90 communities with over 16,000 units in 19 states.

In connection with the transaction, we have entered into definitive agreements to restructure Horizon Bay's existing relationship with HCP, Inc. (“HCP”) relating to 33 communities that Horizon Bay currently leases from HCP. In particular, we will (i) form a joint venture with HCP to own and operate 21 communities, and (ii) lease the remaining 12 communities from HCP. The joint venture with HCP will utilize a RIDEA structure with us acquiring a 10% interest. We will manage the communities under a ten-year management agreement with four five-year renewal options and will retain all ancillary services operations. The 21-community portfolio has a total of 5,070 units (approximately 4,252 independent living, 736 assisted living, and 82 Alzheimer's/dementia care) and is primarily located in Florida, Texas, Illinois and Rhode Island.

We will lease 12 communities from HCP subject to long term, triple net leases. The leased portfolio has a total of 1,547 units (approximately 588 independent living, 578 assisted living, 225 Alzheimer's/dementia care and 156 skilled nursing units) and is primarily located in Texas and Rhode Island. In addition, Horizon Bay leases an additional community from HCP pursuant to a triple net lease and subleases that community to a third-party operator.

Horizon Bay provides management services to the remaining 57 Horizon Bay communities, which contain approximately 9,548 units, consisting of 5,445 independent living units, 3,011 assisted living units, 567 Alzheimer's/dementia care units and 525 skilled nursing beds in 15 states. Horizon Bay's primary third party management relationships are with Chartwell Seniors Housing Real Estate Investment Trust ("Chartwell") (45 communities, 6,420 units) and AEW Capital Management (three communities).  As part of the transactions, we expect to simplify and restructure Horizon Bay's existing management relationships with Chartwell.

The consummation of each of the transactions is subject to the satisfaction of certain closing conditions and contingencies, including the receipt of various third-party and regulatory approvals and consents.  The transactions are expected to close on September 1, 2011, although there can be no assurance that the transactions will close or, if they do, when the actual closing will occur.

Recent Financing Transactions

In June 2011, we completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due 2018. We received net proceeds of approximately $276.4 million after the deduction of underwriting commissions, offering expenses and the net cost of the convertible note hedge and warrant transactions described in Note 8.  We used the net proceeds to repay $274.9 million of outstanding mortgage debt.

On July 29, 2011, we obtained $437.8 million in loans pursuant to the terms of a Master Credit Facility Agreement.  The loans are secured by first mortgages on 44 communities, and 75% of such loans bear interest at a fixed rate of 4.25% while the remaining 25% of such loans bear interest at a variable rate equal to the 30-day LIBOR plus a margin of 182 basis points.  The loans mature on August 1, 2018 and require amortization of principal over a 30 year period.  Proceeds of the loans, together with cash on hand, were used to refinance or prepay $445.2 million of mortgage debt which was scheduled to mature in February and August 2012.

 Consolidated Results of Operations

Three Months Ended June 30, 2011 and 2010

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

 (dollars in thousands, except average monthly revenue per unit)

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$128,839	$132,209	$(3,370)	(2.5%)
Assisted Living	261,716	254,748	6,968	2.7%
CCRCs	173,368	160,603	12,765	7.9%
Total resident fees	563,923	547,560	16,363	3.0%
Management services (1)	19,376	17,958	1,418	7.9%
Total revenue	583,299	565,518	17,781	3.1%
Expense
Facility operating expense
Retirement Centers	76,152	77,246	(1,094)	(1.4%)
Assisted Living	168,872	162,935	5,937	3.6%
CCRCs	121,218	112,870	8,348	7.4%
Total facility operating expense	366,242	353,051	13,191	3.7%
General and administrative expense	33,681	31,834	1,847	5.8%
Facility lease expense	66,065	67,175	(1,110)	(1.7%)
Depreciation and amortization	70,577	73,168	(2,591)	(3.5%)
Costs incurred on behalf of managed communities	17,871	16,546	1,325	8.0%
Total operating expense	554,436	541,774	12,662	2.3%
Income from operations	28,863	23,744	5,119	21.6%
Interest income	773	453	320	70.6%
Interest expense
Debt	(30,673)	(33,903)	(3,230)	(9.5%)
Amortization of deferred financing costs and debt discount	(2,010)	(2,410)	(400)	(16.6%)
Change in fair value of derivatives and amortization	(2,635)	(2,207)	428	19.4%
Equity in earnings of unconsolidated ventures	146	119	27	22.7%
Loss on extinguishment of debt, net	(15,254)	(682)	14,572	2,136.7%
Other non-operating income	(441)	—	(441)	(100.0%)
Loss before income taxes	(21,231)	(14,886)	6,345	42.6%
(Provision) benefit for income taxes	(12,728)	5,329	(18,057)	(338.8%)
Net loss	$(33,959)	$(9,557)	$24,402	255.3%

Selected Operating and Other Data:
Total number of communities (at end of period)	557	564	(7)	(1.2%)
Total units operated(2)	50,192	50,916	(724)	(1.4%)
Owned/leased communities units	46,407	47,128	(721)	(1.5%)
Owned/leased communities occupancy rate (weighted average)	86.6%	86.8%	(0.2%)	(0.2%)
Average monthly revenue per unit (3)	$4,620	$4,415	$205	4.6%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	74	80	(6)	(7.5%)
Total units (2)	14,050	14,737	(687)	(4.7%)
Occupancy rate (weighted average)	87.3%	87.1%	0.2%	0.2%
Average monthly revenue per unit (3)	$3,501	$3,434	$67	2.0%
Assisted Living
Number of communities (period end)	428	429	(1)	(0.2%)
Total units (2)	21,145	21,115	30	0.1%
Occupancy rate (weighted average)	87.4%	88.0%	(0.6%)	(0.7%)
Average monthly revenue per unit (3)	$4,722	$4,571	$151	3.3%
CCRCs
Number of communities (period end)	36	36	—	—
Total units (2)	11,212	11,276	(64)	(0.6%)
Occupancy rate (weighted average)	84.4%	84.2%	0.2%	0.2%
Average monthly revenue per unit (3)	$5,874	$5,437	$437	8.0%
Management Services
Number of communities (period end)	19	19	—	—
Total units (2)	3,785	3,788	(3)	(0.1%)
Occupancy rate (weighted average)	84.8%	83.5%	1.3%	1.6%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$9,299	$8,354
Refundable entrance fees sales(4)	5,310	6,619
Total entrance fee receipts(5)	14,609	14,973
Refunds	(6,481)	(5,360)
Net entrance fees	$8,128	$9,613

__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Total units operated represent the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Refundable entrance fee sales for the three months ended June 30, 2011 and 2010 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $1.6 million for the three months ended June 30, 2011.  My Choice amounts for the three months ended June 30, 2010 were not material.

(5)
Includes $2.2 million and $5.6 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the three months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, our total operations included 557 communities with a capacity of 51,021 units.

Resident Fees

Resident fees increased over the prior-year second quarter mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities, partially offset by a decrease in occupancy.  During the current period, revenues grew 3.0% at the 532 communities we operated during both periods with a 4.0%

increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.9% in these communities period over period.

Retirement Centers revenue decreased $3.4 million, or 2.5%, primarily due to the reclassification of three communities out of this segment and into the Assisted Living segment during the first quarter of the current year as well as the sale of three communities subsequent to the prior period.  Additionally, occupancy at the communities we operated during both periods decreased slightly from the prior period.  This amount was partially offset by increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, at the communities we operated during both periods.

Assisted Living revenue increased $7.0 million, or 2.7%, primarily due to increases in the average monthly revenue per unit, including an increase in our ancillary services revenue.  This increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs revenue increased $12.8 million, or 7.9%, primarily due to increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, partially offset by a decrease in occupancy at the communities we operated during both periods.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $1.4 million, or 7.9%, primarily due to increased occupancy at our managed communities period over period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages, and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2010 and 2011.  These increases were partially offset by decreases in insurance expense related to changes in estimates and a decrease in lighting retrofit costs.

Retirement Centers operating expenses decreased $1.1 million, or 1.4%, primarily due to the reclassification of three communities out of this segment and into the Assisted Living segment during the first quarter of the current year as well as a decrease in lighting retrofit costs.  These decreases were partially offset by an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.

Assisted Living operating expenses increased $5.9 million, or 3.6%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked period over period and the reclassification of three communities from the Retirement Centers segment into this segment during the first quarter of the current year.  There were also increases in payroll taxes and workers compensation expense.  These increases were partially offset by a decrease in insurance expense related to changes in estimates.

CCRCs operating expenses increased $8.3 million, or 7.4%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, as well as increased salaries and wages due to wage rate increases and an increase in hours worked period over period.  There were also increases in health care supply expense and bad debt expense.

General and Administrative Expense

General and administrative expense increased $1.8 million, or 5.8%, as a result of increased payroll taxes, employee benefits and travel expenses, slightly offset by a decrease in non-cash stock-based compensation expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and transaction-related costs, was 4.7% and 4.6% for the three months ended June 30, 2011 and 2010, respectively, calculated as follows (dollars in thousands):

	Three Months Ended June 30,
	2011		2010

Resident fee revenues	$563,923	93.9%	$547,560	94.1%
Resident fee revenues under management	36,934	6.1%	34,282	5.9%
Total	$600,857	100.0%	$581,842	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and transaction-related costs)	$28,232	4.7%	$26,729	4.6%
Non-cash stock-based compensation expense	4,555	0.8%	5,105	0.9%
Transaction-related costs	894	0.1%	—	—
General and administrative expenses (including non-cash stock-based compensation expense and transaction-related costs)	$33,681	5.6%	$31,834	5.5%

Facility Lease Expense

Lease expense decreased $1.1 million, or 1.7%, primarily due to the purchase of four leased communities and the non-renewal of two leased communities that occurred subsequent to the prior period.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.6 million, or 3.5%, primarily as a result of resident in-place lease intangibles and furniture and equipment becoming fully amortized subsequent to the prior period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $1.3 million, or 8.0%, primarily due to increased occupancy at our managed communities period over period.

Interest Income

Interest income increased $0.3 million, or 70.6%, primarily due to interest income earned on our restricted marketable securities.

Interest Expense

Interest expense decreased $3.2 million, or 8.3%, primarily due to a decrease in interest expense recorded on our interest rate swaps due to the termination of interest rate swaps during the second half of 2010.  Additionally, interest expense on our mortgage debt decreased due to lower average outstanding debt period over period.

Loss on Extinguishment of Debt, net

During the three months ended June 30, 2011, we recognized $15.3 million as a loss on extinguishment of debt, related to costs incurred in connection with the early repayment of first and second mortgage notes.

Income Taxes

Our effective tax rates for the three months ended June 30, 2011 and 2010 were (60.0%) and 35.8%, respectively.  The difference in the effective tax rate between these periods was primarily due to our decision to record a valuation allowance against the deferred tax benefit generated during the three month period ended June 30, 2011.  We concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated.  We continue to maintain that the deferred tax assets recorded as of December 31, 2010, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2010.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended June 30, 2011.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

Six Months Ended June 30, 2011 and 2010

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

 (dollars in thousands, except average monthly revenue per unit)

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$257,400	$263,792	$(6,392)	(2.4%)
Assisted Living	526,910	506,244	20,666	4.1%
CCRCs	347,648	320,553	27,095	8.5%
Total resident fees	1,131,958	1,090,589	41,369	3.8%
Management services (1)	38,261	35,933	2,328	6.5%
Total revenue	1,170,219	1,126,522	43,697	3.9%
Expense
Facility operating expense
Retirement Centers	152,504	155,644	(3,140)	(2.0%)
Assisted Living	340,989	325,645	15,344	4.7%
CCRCs	243,703	227,086	16,617	7.3%
Total facility operating expense	737,196	708,375	28,821	4.1%
General and administrative expense	67,224	63,786	3,438	5.4%
Facility lease expense	132,380	135,424	(3,044)	(2.2%)
Depreciation and amortization	142,359	146,229	(3,870)	(2.6%)
Asset impairment	14,846	—	14,846	100.0%
Costs incurred on behalf of managed communities	35,351	33,126	2,225	6.7%
Total operating expense	1,129,356	1,086,940	42,416	3.9%
Income from operations	40,863	39,582	1,281	3.2%
Interest income	1,398	1,080	318	29.4%
Interest expense
Debt	(62,234)	(67,183)	(4,949)	(7.4%)
Amortization of deferred financing costs and debt discount	(4,714)	(5,006)	(292)	(5.8%)
Change in fair value of derivatives and amortization	(2,643)	(4,847)	(2,204)	(45.5%)
Equity in earnings of unconsolidated ventures	412	516	(104)	(20.2%)

Loss on extinguishment of debt, net	(18,148)	(701)	17,447	2,488.9%
Other non-operating income	376	—	376	100.0%
Loss before income taxes	(44,690)	(36,559)	8,131	22.2%
(Provision) benefit for income taxes	(1,574)	12,707	(14,281)	(112.4%)
Net loss	$(46,264)	$(23,852)	$22,412	94.0%

Selected Operating and Other Data:
Total number of communities (at end of period)	557	564	(7)	(1.2%)
Total units operated(2)	50,294	50,941	(647)	(1.3%)
Owned/leased communities units	46,509	47,153	(644)	(1.4%)
Owned/leased communities occupancy rate (weighted average)	86.9%	86.7%	0.2%	0.2%
Average monthly revenue per unit (3)	$4,615	$4,401	$214	4.9%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	74	80	(6)	(7.5%)
Total units (2)	14,077	14,737	(660)	(4.5%)
Occupancy rate (weighted average)	87.3%	87.1%	0.2%	0.2%
Average monthly revenue per unit (3)	$3,491	$3,427	$64	1.9%
Assisted Living
Number of communities (period end)	428	429	(1)	(0.2%)
Total units (2)	21,220	21,134	86	0.4%
Occupancy rate (weighted average)	87.8%	87.8%	—	—
Average monthly revenue per unit (3)	$4,713	$4,548	$165	3.6%
CCRCs
Number of communities (period end)	36	36	—	—
Total units (2)	11,212	11,282	(70)	(0.6%)
Occupancy rate (weighted average)	84.9%	84.1%	0.8%	1.0%
Average monthly revenue per unit (3)	$5,873	$5,429	$444	8.2%
Management Services
Number of communities (period end)	19	19	—	—
Total units (2)	3,785	3,788	(3)	(0.1%)
Occupancy rate (weighted average)	84.8%	83.4%	1.4%	1.7%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$15,660	$17,904
Refundable entrance fees sales(4)	11,390	15,061
Total entrance fee receipts(5)	27,050	32,965
Refunds	(11,411)	(11,122)
Net entrance fees	$15,639	$21,843

__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Total units operated represent the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Refundable entrance fee sales for the six months ended June 30, 2011 and 2010 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $2.7 million for the six months ended June 30, 2011. My Choice amounts for the six months ended June 30, 2010 were not material.

(5)
Includes $4.9 million and $11.6 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the six months ended June 30, 2011 and 2010, respectively.

Resident Fees

Resident fees increased over the prior-year period mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continue to roll out therapy and home health services to many of our communities.  These increases were slightly offset by a decline in owned/leased units due to the sale of communities subsequent to the prior period.  During the current period, revenues grew 3.8% at the 532 communities we operated during both periods with a 4.3% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.4% in these communities period over period.

Retirement Centers revenue decreased $6.4 million, or 2.4%, due to the reclassification of three communities out of this segment and into the Assisted Living segment during the current period as well as the sale of three communities subsequent to the prior period.  This amount was partially offset by increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, at the communities we operated during both periods.  There was no change in occupancy at the communities we operated during both periods.

Assisted Living revenue increased $20.7 million, or 4.1%, primarily due to increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, and the reclassification of three communities from the Retirement Centers segment into this segment during the current period.  This increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs revenue increased $27.1 million, or 8.5%, primarily due to increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, partially offset by a decrease in occupancy at the communities we operated during both periods.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $2.3 million, or 6.5%, primarily due to increased occupancy at our managed communities period over period.

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

Retirement Centers operating expenses decreased $3.1 million, or 2.0%, primarily due to the reclassification of three communities out of this segment and into the Assisted Living segment during the current period as well as decreases in real estate tax expense related to changes in estimates and lighting retrofit costs.  These decreases were partially offset by an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.

Assisted Living operating expenses increased $15.3 million, or 4.7%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked period over period and the reclassification of three communities from the Retirement Centers segment into this segment during the current period.  There were also increases in payroll taxes and workers compensation expense.  These increases were partially offset by decreases in real estate tax expense and insurance expense related to changes in estimates.

CCRCs operating expenses increased $16.6 million, or 7.3%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, as well as increased salaries and wages due to wage rate increases and an increase in hours worked period over period.  There were also increases in health care supply expense, employee benefits and workers compensation expenses.

General and Administrative Expense

General and administrative expense increased $3.4 million, or 5.4%, as a result of increased payroll taxes, employee benefits, travel expenses and professional fees, slightly offset by a decrease in non-cash stock-based compensation expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and transaction-related costs, was 4.7% and 4.6% for the six months ended June 30, 2011 and 2010, respectively, calculated as follows (dollars in thousands):

	Six Months Ended June 30,
	2011		2010

Resident fee revenues	$1,131,958	93.9%	$1,090,589	94.1%
Resident fee revenues under management	73,274	6.1%	68,696	5.9%
Total	$1,205,232	100.0%	$1,159,285	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and transaction-related costs)	$57,235	4.7%	$53,810	4.6%
Non-cash stock-based compensation expense	9,095	0.8%	9,976	0.9%
Transaction-related costs	894	0.1%	—	—
General and administrative expenses (including non-cash stock-based compensation expense and transaction-related costs)	$67,224	5.6%	$63,786	5.5%

Facility Lease Expense

Lease expense decreased $3.0 million, or 2.2%, primarily due to the purchase of four leased communities and the non-renewal of two leased communities that occurred subsequent to the prior period.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.9 million, or 2.6%, primarily as a result of resident in-place lease intangibles and furniture and equipment becoming fully amortized subsequent to the prior period.

Asset Impairment

During the six months ended June 30, 2011, we recognized $14.8 million of non-cash impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Retirement Centers and Assisted Living segments.  We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $2.2 million, or 6.7%, primarily due to increased occupancy at our managed communities period over period.

Interest Income

Interest income increased $0.3 million, or 29.4%, primarily due to interest income earned on our restricted marketable securities.

Interest Expense

Interest expense decreased $7.4 million, or 9.7%, primarily due to a decrease in interest expense recorded on our interest rate swaps due to the termination of interest rate swaps during the second half of 2010 as well as a decrease in interest expense recorded from the change in fair value of interest rate swaps and caps due to the greater utilization of interest rate caps in the current period versus interest rate swaps in the prior period as the value of the interest rate caps are less sensitive to changes in the LIBOR index.  Additionally, interest expense on our mortgage debt decreased due to lower average outstanding debt period over period.

Loss on Extinguishment of Debt, net

During the six months ended June 30, 2011, we recognized $18.1 million as a loss on extinguishment of debt, related to costs incurred in connection with the early repayment of first and second mortgage notes.

Income Taxes

Our effective tax rates for the six months ended June 30, 2011 and 2010 were (3.5%) and 34.8%, respectively.  The difference in the effective tax rate between these periods was primarily due to our decision to record a valuation allowance against the deferred tax benefit generated during the six month period ended June 30, 2011.  We concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated.  We continue to maintain that the deferred tax assets recorded as of December 31, 2010, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2010.

An additional interest charge related to our tax contingency reserve was recorded during the six months ended June 30, 2011.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2007, 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2006 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Cash provided by operating activities	$157,352	$114,771
Cash used in investing activities	(66,737)	(102,544)
Cash used in financing activities	(132,316)	(27,252)
Net decrease in cash and cash equivalents	(41,701)	(15,025)
Cash and cash equivalents at beginning of period	81,827	66,370
Cash and cash equivalents at end of period	$40,126	$51,345

The increase in cash provided by operating activities was attributable primarily to increased cash provided by changes in working capital and, to a lesser extent, improved operating results.

The decrease in cash used in investing activities was primarily attributable to the release of escrow on a newly opened entrance fee CCRC.  The escrowed funds were used to repay debt outstanding on the community.  Additionally, there was an increase in cash received from the proceeds from the sale of assets.  The decrease was partially offset by cash paid for acquisitions in the current period and an increase in spending on property, plant, equipment and leasehold intangibles period over period.

The increase in cash used in financing activities period over period was primarily attributable to an increase in net repayments of debt period over period including the repayment of debt on a newly opened CCRC when entrance fees originally escrowed were released in accordance with state regulations as well as repayments of debt from proceeds received in connection with the convertible debt offering in June 2011.  Additionally, there was an increase in the cash portion of the loss on extinguishment of debt in the current period.  The increase was partially offset by net cash received from the current period convertible debt offering.

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

We are highly leveraged and have significant debt and lease obligations.  We have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $82.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At June 30, 2011, we had $2.1 billion of debt outstanding, excluding capital lease obligations, at a weighted-average interest rate of 3.65%.  At June 30, 2011, we had $362.4 million of capital and financing lease obligations and $72.1 million of letters of credit had been issued under our letter of credit facilities.  No borrowings were outstanding on our revolving loan facility at June 30, 2011.  Approximately $33.9 million of our debt and capital lease obligations are due on or before June 30, 2012.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending June 30, 2012, we will be required to make approximately $266.7 million of payments in connection with our existing operating leases.

We had $40.1 million of cash and cash equivalents at June 30, 2011, excluding cash and escrow deposits-restricted and lease security deposits of $122.6 million.

In 2009, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

At June 30, 2011, we had $321.5 million of negative working capital, which includes the classification of $237.7 million of refundable entrance fees and $8.9 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $8.1 million and $15.6 million of cash for the three and six months ended June 30, 2011, respectively.

For the year ending December 31, 2011, we anticipate that we will make investments of approximately $125.0 million to $140.0 million for capital expenditures, comprised of approximately $35.0 million to $40.0 million of net recurring capital expenditures and approximately $90.0 million to $100.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the six months ended June 30, 2011, we spent approximately $16.3 million for net recurring capital expenditures and approximately $38.0 million for expenditures relating to other major projects and corporate initiatives.

In addition, during 2011, we plan on increasing our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $70.0 million to $100.0 million over the next 12 to 18 months in connection with recently initiated or currently planned projects.  For the six months ended June 30, 2011, we spent approximately $12.0 million in connection with our Program Max initiative.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization. As of June 30, 2011, we have $693.9 million in aggregate notional amount of interest rate caps and a $27.9 million notional amount swap that do not require cash collateralization and a $150.0 million notional amount swap which does require cash collateralization.  $871.9 million of our variable rate debt, excluding our secured line of credit and capital lease obligations, is currently subject to a cap or swap agreement.

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

As of June 30, 2011, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of June 30, 2011, we had an available secured line of credit with a $230.0 million commitment and separate secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of June 30, 2011, there were no borrowings under the revolving loan facility and $72.1 million of letters of credit had been issued under the letter of credit facilities.

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

There have been no material changes in our contractual commitments during the six months ended June 30, 2011 other than with respect to the repayment of mortgage debt, the issuance of convertible notes and the change in maturity dates related to the refinancing transactions that were completed during the period (Note 8).  Our total long-term debt obligations increased by $56.2 million to $2,663.7 million at June 30, 2011 from $2,607.5 million at December 31, 2010.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011(1)	2010	2011(1)	2010
Net loss	$(33,959)	$(9,557)	$(46,264)	$(23,852)
Provision (benefit) for income taxes	12,728	(5,329)	1,574	(12,707)
Equity in earnings of unconsolidated ventures	(146)	(119)	(412)	(516)
Loss on extinguishment of debt, net	15,254	682	18,148	701
Other non-operating expense (income)	441	—	(376)	—
Interest expense:
Debt	22,607	26,335	46,160	51,969
Capitalized lease obligation	8,066	7,568	16,074	15,214
Amortization of deferred financing costs and debt discount	2,010	2,410	4,714	5,006
Change in fair value of derivatives and amortization	2,635	2,207	2,643	4,847
Interest income	(773)	(453)	(1,398)	(1,080)
Income from operations	28,863	23,744	40,863	39,582
Depreciation and amortization	70,577	73,168	142,359	146,229
Asset impairment	—	—	14,846	—
Straight-line lease expense	1,456	2,161	3,182	5,297
Amortization of deferred gain	(1,093)	(1,086)	(2,186)	(2,172)
Amortization of entrance fees	(6,604)	(5,787)	(12,366)	(11,526)
Non-cash stock-based compensation expense	4,555	5,105	9,095	9,976
Change in future service obligation	—	(1,064)	—	(1,064)
Entrance fee receipts(2)	14,609	14,973	27,050	32,965
First generation entrance fees received(3)	(2,155)	(5,596)	(4,884)	(11,567)
Entrance fee disbursements	(6,481)	(5,360)	(11,411)	(11,122)
Adjusted EBITDA	$103,727	$100,258	$206,548	$196,598

(1)	The calculation of Adjusted EBITDA includes transaction-related costs of $0.9 million for both the three and six months ended June 30, 2011.
(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

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

In the fourth quarter of 2010, we revised the definition of Cash From Facility Operations to exclude distributions from unconsolidated ventures from cumulative share of net earnings and include our proportionate share (based on equity ownership percentages) of the Cash From Facility Operations generated by our unconsolidated ventures.   This impact is included in the Cash From Facility Operations for the three and six months ended June 30, 2011.  Due to immateriality, the prior periods have not been restated.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011(1)	2010	2011(1)	2010
Net cash provided by operating activities	$64,686	$67,642	$157,352	$114,771
Changes in operating assets and liabilities	11,139	3,464	(9,248)	22,635
Refundable entrance fees received(2)(3)	5,310	6,619	11,390	15,061
First generation entrance fees received(4)	(2,155)	(5,596)	(4,884)	(11,567)
Entrance fee refunds disbursed	(6,481)	(5,360)	(11,411)	(11,122)
Recurring capital expenditures, net	(9,268)	(7,570)	(16,325)	(14,011)
Lease financing debt amortization with fair market value or no purchase options	(2,587)	(2,221)	(5,120)	(4,392)
Cash From Facility Operations from unconsolidated ventures	661	—	1,302	—
Cash From Facility Operations	$61,305	$56,978	$123,056	$111,375

(1)	The calculation of Cash From Facility Operations includes transaction-related costs of $0.9 million for both the three and six months ended June 30, 2011.
(2)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three months ended June 30, 2011 and 2010 were $0.1 million and ($0.3) million, respectively, and for the six months ended June 30, 2011 and 2010 were $0.5 million and $3.4 million, respectively.

(3)
Total entrance fee receipts for the three months ended June 30, 2011 and 2010 were $14.6 million and $15.0 million, respectively, including $9.3 million and $8.4 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the six months ended June 30, 2011 and 2010 were $27.1 million and $33.0 million, respectively, including $15.7 million and $17.9 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(33,959)	$(9,557)	$(46,264)	$(23,852)
Provision (benefit) for income taxes	12,728	(5,329)	1,574	(12,707)
Equity in earnings of unconsolidated ventures	(146)	(119)	(412)	(516)
Loss on extinguishment of debt	15,254	682	18,148	701
Other non-operating expense (income)	441	—	(376)	—
Interest expense:
Debt	22,607	26,335	46,160	51,969
Capitalized lease obligation	8,066	7,568	16,074	15,214
Amortization of deferred financing costs	2,010	2,410	4,714	5,006
Change in fair value of derivatives and amortization	2,635	2,207	2,643	4,847
Interest income	(773)	(453)	(1,398)	(1,080)
Income from operations	28,863	23,744	40,863	39,582
Depreciation and amortization	70,577	73,168	142,359	146,229
Asset impairment	—	—	14,846	—
Change in future service obligation	—	(1,064)	—	(1,064)
Facility lease expense	66,065	67,175	132,380	135,424
General and administrative (including non-cash stock compensation expense)	33,681	31,834	67,224	63,786
Amortization of entrance fees	(6,604)	(5,787)	(12,366)	(11,526)
Management fees	(1,505)	(1,412)	(2,910)	(2,807)
Facility Operating Income	$191,077	$187,658	$382,396	$369,624

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2011, we had approximately $1.1 billion of long-term fixed rate debt, $1.0 billion of long-term variable rate debt and $362.4 million of capital and financing lease obligations. As of June 30, 2011, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 3.65%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of June 30, 2011, $1.3 billion, or 61.6%, of our debt, excluding capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of June 30, 2011, $693.9 million, or 33.7%, of our debt, excluding capital and financing lease obligations, is subject to cap agreements.  The remaining $97.6 million, or 4.7%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our secured line of credit and capital and financing lease obligations, as follows: a one, five and ten percent increase in interest rates would have an impact of $7.1 million, $38.2 million and $49.9 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	August 9, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
4.2
Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on June 30, 2006).

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
4.5
Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2011).

4.6
Supplemental Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 14, 2011).

4.7	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.6).
10.1	Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011
10.2	Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011
10.3	Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011
10.4	Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011
10.5	Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011
10.6	Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011
10.7	Additional Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011
10.8	Additional Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011
10.9	Additional Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011
10.10	Additional Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011
10.11	Additional Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011
10.12	Additional Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011
10.13	Master Credit Facility Agreement, dated as of July 29, 2011, by and among various subsidiaries of

10.13	Brookdale Senior Living Inc. and Oak Grove Commercial Mortgage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*           Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.