Form 10-Q
period 2011-09-30
Brookdale Senior Living Inc.
filed 2011-11-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, 120,911,943 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$39,195	$81,827
Cash and escrow deposits — restricted	50,143	81,558
Accounts receivable, net	93,447	88,033
Deferred tax asset	15,526	15,529
Prepaid expenses and other current assets, net	74,980	61,162
Total current assets	273,291	328,109
Property, plant and equipment and leasehold intangibles, net	3,681,280	3,736,842
Cash and escrow deposits — restricted	51,189	65,316
Marketable securities — restricted	30,550	—
Investment in unconsolidated ventures	32,414	20,196
Goodwill	109,553	109,693
Other intangible assets, net	155,065	171,341
Other assets, net	105,099	98,973
Total assets	$4,438,441	$4,530,470

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$45,363	$71,676
Trade accounts payable	40,367	36,302
Accrued expenses	184,256	171,537
Refundable entrance fees and deferred revenue	329,526	318,814
Tenant security deposits	7,675	8,029
Total current liabilities	607,187	606,358
Long-term debt, less current portion	2,365,990	2,498,620
Line of credit	35,000	—
Deferred entrance fee revenue	71,221	69,075
Deferred liabilities	155,744	153,199
Deferred tax liability	115,536	113,956
Other liabilities	38,377	29,265
Total liabilities	3,389,055	3,470,473

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at September 30, 2011 and December 31, 2010; 127,650,083 and 125,527,846 shares issued and 125,221,682 and 124,316,545 shares outstanding (including 4,310,364 and 3,539,751 unvested restricted shares), respectively	1,264	1,243
Additional paid-in-capital	1,965,705	1,904,144
Treasury stock, at cost; 2,428,401 and 1,211,301 shares at September 30, 2011 and December 31, 2010, respectively	(46,800)	(29,187)
Accumulated deficit	(869,176)	(815,876)
Accumulated other comprehensive loss	(1,607)	(327)
Total stockholders’ equity	1,049,386	1,059,997
Total liabilities and stockholders’ equity	$4,438,441	$4,530,470

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Resident fees	$575,159	$557,125	$1,707,117	$1,647,714
Management fees	3,336	1,339	6,246	4,146
Reimbursed costs incurred on behalf of managed communities	37,233	17,325	72,584	50,451
Total revenue	615,728	575,789	1,785,947	1,702,311

Expense
Facility operating expense (excluding depreciation and amortization of $54,227, $54,070, $155,206 and $158,277, respectively)	381,414	368,936	1,118,610	1,077,311
General and administrative expense (including non-cash stock-based compensation expense of $5,221, $5,823, $14,316 and $15,799, respectively)	38,711	33,231	105,935	97,017
Facility lease expense	68,314	68,090	200,694	203,514
Depreciation and amortization	64,071	74,951	206,430	221,180
Asset impairment	—	—	14,846	—
Gain on acquisition	(3,520)	—	(3,520)	—
Costs incurred on behalf of managed communities	37,233	17,325	72,584	50,451
Facility lease termination expense	—	4,616	—	4,616
Total operating expense	586,223	567,149	1,715,579	1,654,089
Income from operations	29,505	8,640	70,368	48,222

Interest income	1,171	441	2,569	1,521
Interest expense:
Debt	(30,433)	(33,357)	(92,667)	(100,540)
Amortization of deferred financing costs and debt discount	(4,310)	(2,244)	(9,024)	(7,250)
Change in fair value of derivatives and amortization	(1,508)	(176)	(4,151)	(5,023)
Loss on extinguishment of debt, net	(715)	(856)	(18,863)	(1,557)
Equity in (loss) earnings of unconsolidated ventures	(117)	272	295	788
Other non-operating (expense) income	(116)	(1,454)	260	(1,454)
Loss before income taxes	(6,523)	(28,734)	(51,213)	(65,293)
(Provision) benefit for income taxes	(513)	11,821	(2,087)	24,528
Net loss	$(7,036)	$(16,913)	$(53,300)	$(40,765)

Basic and diluted net loss per share	$(0.06)	$(0.14)	$(0.44)	$(0.34)
Weighted average shares used in computing basic and diluted net loss per share	121,616	120,404	121,232	119,817

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited, in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In-	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances at January 1, 2011	124,317	$1,243	$1,904,144	$(29,187)	$(815,876)	$(327)	$1,059,997
Compensation expense related to restricted stock and restricted stock unit grants	―	―	14,316	―	―	―	14,316
Net loss	―	―	―	―	(53,300)	―	(53,300)
Common stock issued in connection with an acquisition	97	1	1,537	―	―	―	1,538
Equity component of convertible notes, net	―	―	76,801	―	―	―	76,801
Purchase of bond hedge	―	―	(77,007)	―	―	―	(77,007)
Issuance of warrants	―	―	45,066	―	―	―	45,066
Issuance of common stock under Associate Stock Purchase Plan	50	―	868	―	―	―	868
Restricted stock, net	1,975	20	(20)	―	―	―	―
Unrealized loss on marketable securities - restricted	―	―	―	―	―	(1,581)	(1,581)
Reclassification of net gains on derivatives into earnings	―	―	―	―	―	213	213
Purchase of treasury stock	(1,217)	—	―	(17,613)	―	―	(17,613)
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	282	282
Other	―	―	―	―	―	(194)	(194)
Balances at September 30, 2011	125,222	$1,264	$1,965,705	$(46,800)	$(869,176)	$(1,607)	$1,049,386

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(53,300)	$(40,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	18,863	1,557
Depreciation and amortization	215,454	228,430
Asset impairment	14,846	―
Equity in earnings of unconsolidated ventures	(295)	(788)
Distributions from unconsolidated ventures from cumulative share of net earnings	700	375
Amortization of deferred gain	(3,280)	(3,258)
Amortization of entrance fees	(18,865)	(18,160)
Proceeds from deferred entrance fee revenue	26,475	27,716
Deferred income tax benefit	—	(26,544)
Change in deferred lease liability	5,006	8,109
Change in fair value of derivatives and amortization	4,151	5,023
(Gain) loss on sale of assets	(1,180)	1,548
Gain on acquisition	(3,520)	―
Change in future service obligation	―	(1,064)
Non-cash stock-based compensation	14,316	15,799
Changes in operating assets and liabilities:
Accounts receivable, net	(2,375)	(6,480)
Prepaid expenses and other assets, net	(17,065)	(4,007)
Accounts payable and accrued expenses	2,826	5,721
Tenant refundable fees and security deposits	(1,941)	(2,720)
Deferred revenue	3,609	(5)
Other	7,577	(11,332)
Net cash provided by operating activities	212,002	179,155
Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(1,591)	2,067
Decrease (increase) in cash and escrow deposits — restricted	56,244	(2,567)
Net proceeds from the sale of assets	30,817	1,487
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(114,588)	(70,604)
Purchase of marketable securities — restricted	(32,724)	―
Sale of marketable securities — restricted	1,415	―
Acquisition of assets, net of related payables and cash received	(54,597)	(26,116)
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired	5,516	—
Receipt of notes receivable, net	1,674	1,013
Investment in unconsolidated ventures	(13,711)	(659)
Distributions received from unconsolidated ventures	156	77
Proceeds from sale of unconsolidated venture	―	675
Other	(821)	(638)
Net cash used in investing activities	(122,210)	(95,265)
Cash Flows from Financing Activities
Proceeds from debt	477,525	382,076
Proceeds from issuance of convertible notes, net	308,233	―
Issuance of warrants	45,066	―
Purchase of bond hedge	(77,007)	―
Repayment of debt and capital lease obligations	(879,573)	(444,940)
Proceeds from line of credit	120,000	60,000
Repayment of line of credit	(85,000)	(60,000)
Payment of financing costs, net of related payables	(8,170)	(8,436)
Other	(454)	(590)
Refundable entrance fees:
Proceeds from refundable entrance fees	18,594	27,303
Refunds of entrance fees	(16,886)	(16,106)
Cash portion of loss on extinguishment of debt	(17,040)	(179)
Recouponing and payment of swap termination	(99)	(20,427)
Purchase of treasury stock	(17,613)	―
Net cash used in financing activities	(132,424)	(81,299)
Net (decrease) increase in cash and cash equivalents	(42,632)	2,591
Cash and cash equivalents at beginning of period	81,827	66,370
Cash and cash equivalents at end of period	$39,195	$68,961

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2011, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront fee prior to occupying the community.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination.  Refundable fees with respect to such contracts are not amortized and are reflected as current liabilities on the consolidated balance sheet.  Certain contracts provide for refundable entrance fees that are refundable only upon resale of a comparable unit.  Such fees are deemed "contingently refundable."  Refundable fees related to such contracts are recorded as deferred revenue.  The deferred revenue is amortized over the life of the community into rental income and was approximately $51.8 million and $52.9 million at September 30, 2011 and December 31, 2010, respectively.  In certain instances the Company replaces contingently refundable entrance fee units with non-refundable entrance fee units.  In such cases the Company estimates the portion of the "contingently refundable" entrance fee which will be refunded with proceeds from non-refundable entrance fees receipts and includes such amount in deferred revenue to be amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are classified as a current liability and included in refundable entrance fees and deferred revenue and not amortized.  All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue, are classified as current liabilities.  The amount of entrance fees reflected as long term liabilities on the consolidated balance sheet represent only the non-refundable entrance fees to be amortized to rental revenue. In addition, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.

Community Fees

Substantially all community fees received are non-refundable and are recorded initially as deferred revenue.  The deferred amounts, including both the deferred revenue and the related direct resident lease origination costs, are amortized over the estimated stay of the resident which is consistent with the implied contractual terms of the resident lease.

Management Fees

Management fee revenue is recorded as services are provided to the owners of the communities. Revenues are determined by an agreed upon percentage of gross revenues (as defined).  Incentives and penalties receivable or payable under management contracts containing such provisions (other than contractual termination fees) are recorded based on the amounts that would be due pursuant to the contractual arrangements if the contracts were terminated on the reporting date.

Reimbursed Costs Incurred on Behalf of Managed Communities

The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  Where the Company is the primary obligor with respect to any such operating expenses, the Company recognizes revenue when the goods have been delivered or the service has been rendered and the Company is due reimbursement.  Such revenue is included in “reimbursed costs incurred on behalf of managed communities” on the condensed consolidated statements of operations.  The related costs are included in “costs incurred on behalf of managed communities” on the condensed consolidated statements of operations.

Fair Value of Financial Instruments

Derivative financial instruments and marketable securities - restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.4 billion and $2.6 billion as of September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011 and December 31, 2010, the estimated fair value of debt was approximately $2.4 billion and $2.5 billion, respectively.

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

The amortized cost basis of the marketable securities – restricted as of September 30, 2011 was $32.1 million.

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

In January 2011, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), affecting public entities who enter into business combinations that are material on an individual or aggregate basis.  ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination that occurred during the year occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods.  This guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenues and earnings.  The adoption of this update did not have an impact on the Company's consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each interim period. The Company has not yet adopted this pronouncement, but does not believe it will have an impact on the Company’s consolidated financial statements other than additional disclosure.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (“ASU 2011-08”).  ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 applies to all companies that have goodwill reported in their financial statements.  The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011.  The Company has not yet adopted this pronouncement, but does not believe it will have an impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

During the three months ended June 30, 2011, the Company determined that certain revenues and expenses associated with transactions with managed communities were understated in prior periods. The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  The Company considered the indicators in ASC Topic 605-45, Principal Agent Considerations, in making its determination that these reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  The Company is the primary obligor for certain expenses incurred at its managed communities including payroll and payroll-related costs of the Company’s employees, food, insurance, utilities, medical and other supplies purchased under national contracts entered into by the Company.  Consequently, such expenses incurred by the Company as the primary obligor on behalf of managed communities operated by it under long-term management agreements should be reported as costs incurred on behalf of managed communities and included in total operating expense in the Company’s condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The related corrections will be made to the applicable prior periods as such financial information is included in future filings with the SEC, but no later than the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  Refer to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 for the impact on the prior annual periods.  The prior period financial statements included in this filing have been revised to reflect this correction, the effects of which have been summarized below (dollars in thousands):

	Three Months Ended September 30, 2010
	As Reported	Adjustment	As Revised
Reimbursed costs incurred on behalf of managed communities	$—	$17,325	$17,325
Total revenue	558,464	17,325	575,789
Costs incurred on behalf of managed communities	—	17,325	17,325
Total operating expense	549,824	17,325	567,149

	Nine Months Ended September 30, 2010
	As Reported	Adjustment	As Revised
Reimbursed costs incurred on behalf of managed communities	$—	$50,451	$50,451
Total revenue	1,651,860	50,451	1,702,311
Costs incurred on behalf of managed communities	—	50,451	50,451
Total operating expense	1,603,638	50,451	1,654,089

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

During the three and nine months ended September 30, 2011 and 2010, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share were 0.9 million and 1.1 million for the three months ended September 30, 2011 and 2010, respectively, and 1.4 million and 1.5 million for the nine months ended September 30, 2011 and 2010, respectively.

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

During the nine months ended September 30, 2011, the Company purchased three home health agencies for an aggregate purchase price of approximately $4.2 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

During the nine months ended September 30, 2011, the Company sold four communities for an aggregate selling price of $30.8 million.  The results of operations of the communities were previously reported in the Retirement Centers and Assisted Living segments.

Horizon Bay/HCP Transactions

On September 1, 2011, the Company acquired 100% of the equity and voting interests in Horizon Bay Realty, L.L.C. ("Horizon Bay").  The results of Horizon Bay’s operations have been included in the condensed consolidated financial statements since that date.  Horizon Bay is a seniors housing management company primarily focused on managing large portfolios of retirement communities across the United States for institutional real estate investors.  In connection with the acquisition, the Company also restructured Horizon Bay's existing relationship with HCP, Inc. (“HCP”) relating to 33 communities that Horizon Bay leased from HCP. In particular, the Company (i) formed a joint venture with HCP to own and operate 21 communities (the “HCP RIDEA JV”), and (ii) leased the remaining

12 communities from HCP under long-term, triple net leases. Of these 12 communities, the Company assumed the pre-existing lease for eight communities and entered into a new lease for the remaining four communities.  The joint venture with HCP utilizes a RIDEA structure with the Company having acquired a 10% non-controlling interest in the joint venture. The Company also manages the communities under a ten-year management agreement with four five-year renewal options and retains all ancillary services operations.

Horizon Bay provides management services to the remaining 58 Horizon Bay communities.  Horizon Bay's primary third party management relationships are with Chartwell Seniors Housing Real Estate Investment Trust ("Chartwell") (45 communities) and AEW Capital Management (three communities).  As part of the transactions, the Company entered into an agreement to restructure Horizon Bay’s management arrangements with Chartwell.

Certain elements of the Chartwell management arrangement restructuring are subject to lender and other third party approvals. Until such approvals are received, the Company will operate Chartwell’s properties under the existing management contracts.

The aggregate acquisition-date fair value of the purchase consideration transferred for the acquisition of Horizon Bay was approximately $10.7 million which consisted of the following (dollars in thousands):

Fair value of consideration transferred
Cash	$6,500
Common stock (96,862 shares)	1,538
Contingent consideration	2,708
Total	$10,746

The fair value of the 96,862 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date.

The contingent consideration arrangement requires the Company to pay up to a maximum of approximately $3.4 million to Horizon Bay’s former members.  The estimated fair value of this contingent consideration arrangement at the acquisition date was $2.7 million.  The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in applying the income approach was the assignment of probabilities to the various possible outcomes. As of September 30, 2011, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Horizon Bay.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  The Company is in the process of obtaining third-party valuations of certain intangible assets and/or self-insured liabilities; thus the provisional measurements of intangible assets, accrued expenses and other liabilities are subject to change (dollars in thousands):

Purchase price allocation
Current assets	$24,774
Property and equipment	2,236
Acquired lease intangibles	5,965
Current liabilities	(14,876)
Long-term debt	(1,821)
Other liabilities	(625)
Deferred tax liability	(1,387)
Gain on acquisition	(3,520)
Total	$10,746

The Company purchased 100% of Horizon Bay in a transaction that involved the restructuring of certain leases and other elements of Horizon Bay’s capital structure.  The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company recognized a non-cash gain of $3.5 million.  The gain is included in the line item “gain on acquisition” in the condensed consolidated statements of operations.

The Company recognized $5.5 million of direct and indirect acquisition related costs that were expensed in the current period.  These costs are included in the condensed consolidated statements of operations in the line item entitled “general and administrative expenses.”

In connection with the formation of the HCP RIDEA JV, the Company contributed cash of $13.7 million for a 10% interest in the joint venture.  The Company has accounted for this interest under the equity method of accounting.

5.  Stock-Based Compensation

The Company recorded $5.2 million and $5.8 million of compensation expense in connection with grants of restricted stock and restricted stock units for the three months ended September 30, 2011 and 2010, respectively, and $14.3 million and $15.8 million of compensation expense in connection with grants of restricted stock and restricted stock units for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, compensation expense was calculated net of forfeitures estimated from 0% to 10% and 0% to 5%, respectively, of the shares granted.

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

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2011	70	$21.41 – $23.45	$1,637
Three months ended September 30, 2011	1,957	$13.75 – $24.60	$31,173

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

6.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2011 and the year ended December 31, 2010 presented on an operating segment basis (dollars in thousands):

	September 30, 2011				December 31, 2010
	Gross Carrying Amount	Adjustments	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustments	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$—	$(487)	$7,155
Assisted Living	102,680	(106)	(142)	102,432	102,680	(142)	—	102,538
CCRCs	214,999	—	(214,999)	—	214,999	—	(214,999)	—
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(142)	$(215,486)	$109,693

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the nine months ended September 30, 2011.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise.  No indicators of impairment were present during the nine months ended September 30, 2011.  The following is a summary of other intangible assets at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(16,641)	$130,969	$147,782	$(13,867)	$133,915
Management contracts and other	158,041	(158,041)	—	158,041	(140,463)	17,578
Home health licenses	24,096	—	24,096	19,848	—	19,848
Total	$329,747	$(174,682)	$155,065	$325,671	$(154,330)	$171,341

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2011 and 2010 was $2.9 million and $8.7 million, respectively, and for the nine months September 30, 2011 and 2010 was $20.4 million and $26.1 million, respectively.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	September 30, 2011	December 31, 2010
Land	$272,865	$273,214
Buildings and improvements	3,035,239	3,003,788
Furniture and equipment	429,966	382,488
Resident and leasehold operating intangibles	592,593	588,633
Construction in progress	44,545	16,463
Assets under capital and financing leases	657,677	650,174
	5,032,885	4,914,760
Accumulated depreciation and amortization	(1,351,605)	(1,177,918)
Property, plant and equipment and leasehold intangibles, net	$3,681,280	$3,736,842

During the nine months ended September 30, 2011, there were indicators of impairment on certain long-lived assets.  The Company compared the estimated fair value of the assets (a Level 3 valuation) to their carrying value and recorded an impairment charge for the excess of carrying value over fair value.  A non-cash charge of $14.8 million within the Retirement Centers and Assisted Living segments was recorded in the Company’s operating results and reflected as asset impairment in the accompanying condensed consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to the amount by which the carrying values of the assets exceed the estimated selling prices.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	September 30, 2011	December 31, 2010
Mortgage notes payable due 2013 through 2020; weighted average interest rate of 5.04% for the nine months ended September 30, 2011, net of debt discount of $0.7 million (weighted average interest rate of 5.32% in 2010)	$1,481,589	$1,342,931
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable thereafter in monthly installments of principal and interest through maturity in August 2013	149,651	150,000
Mortgages payable due 2012; weighted average interest rate of 5.57% for the nine months ended September 30, 2011 (weighted average interest rate of 5.64% in 2010), payable interest only through July 2010 and payable in monthly installments of principal and interest through maturity in July 2012, secured by the underlying assets of the portfolio	—	210,897
Discount mortgage note payable due 2013, weighted average interest rate of 2.51% for the nine months ended September 30, 2011, net of debt discount of $3.4 million (weighted average interest rate of 2.55% in 2010)	79,754	79,275
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.69% for the nine months ended September 30, 2011 (weighted average interest rate of 1.73% in 2010), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,572	100,841

Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.61% for the nine months ended September 30, 2011 (weighted average interest rate of 8.60% in 2010)	353,976	371,172
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note was secured by 15 of the Company’s communities and an $11.5 million guaranty by the Company	—	315,180
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $76.6 million, interest at 2.75% per annum, due June 2018.	239,649	—
Construction financing due 2023 through 2024; weighted average interest rate of 7.15% for the nine months ended September 30, 2011	6,162	—
Total debt	2,411,353	2,570,296
Less current portion	45,363	71,676
Total long-term debt	$2,365,990	$2,498,620

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

As of September 30, 2011, the Company had an available secured line of credit with a $230.0 million commitment and separate secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of September 30, 2011, $35.0 million was outstanding under the credit facility and $71.8 million of letters of credit had been issued under the letter of credit facilities.

Convertible Debt Offering

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes (the "Notes"). The Company received net proceeds of approximately $308.2 million after the deduction of underwriting commissions and offering expenses.  The Company used a portion of the net proceeds to pay the Company’s cost of the convertible note hedge transactions described below, taking into account the proceeds to the Company of the warrant transactions described below, and used the balance of the net proceeds to repay existing outstanding debt.

The Notes are senior unsecured obligations and rank equally in right of payment to all of the Company’s other senior unsecured debt, if any. The Notes will be senior in right of payment to any of the Company’s debt which is subordinated by its terms to the Notes (if any). The Notes are also structurally subordinated to all debt and other liabilities and commitments (including trade payables) of the Company’s subsidiaries. The Notes are also effectively subordinated to the Company’s secured debt to the extent of the assets securing such debt.

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

The following represents the long-term debt and equity components of the Notes as of September 30, 2011 (dollars in thousands):

September 30, 2011
Long-term debt
Principal	$316,250
Unamortized discount	(76,601)
Net carrying amount	$239,649
Equity component	$78,806

The Company is accreting the carrying value to the principal amount at maturity using an imputed interest rate of 7.5% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance, Level 2) over its expected life of seven years.

As of September 30, 2011, the "if converted" value of the Notes does not exceed its principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Coupon interest	$2,174	$2,566
Amortization of discount	2,205	2,205
Interest expense related to convertible notes	$4,379	$4,771

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

During the nine months ended September 30, 2011, the Company repaid approximately $37.9 million of mortgage debt in connection with the release of entrance fee escrows on a newly opened entrance fee CCRC.  Additionally, during the nine months ended September 30, 2011, the Company repaid $48.7 million of mortgage debt and moved the related assets into the credit line borrowing base and repaid $274.9 million of mortgage debt from the net proceeds of the convertible debt offering.  The Company recognized a loss on extinguishment of debt of $0.7 million and $18.9 million for the three and nine months ended September 30, 2011, respectively, in connection with the early repayment of first and second mortgage notes.

On July 29, 2011, the Company obtained $437.8 million in loans pursuant to the terms of a Master Credit Facility Agreement.  The loans are secured by first mortgages on 44 communities, and 75% of the loans bear interest at a fixed rate of 4.25% while the remaining 25% of the loans bear interest at a variable rate equal to the 30-day LIBOR plus a margin of 182 basis points.  The loans mature on August 1, 2018 and require amortization of principal over a 30 year period.  Proceeds of the loans, together with cash on hand, were used to refinance or prepay $445.2 million of mortgage debt which was scheduled to mature in February and August 2012.

The Master Credit Facility Agreement permits additional loans and substitution or release of mortgaged communities subject to loan-to-value and debt service coverage requirements. The Master Credit Facility Agreement also provides flexibility for expansion of, and repositioning of services provided at, the mortgaged communities subject to lender approval.

As of September 30, 2011, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk.  Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company may be required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $1.6 million as of September 30, 2011.  No cash collateral was pledged as of December 31, 2010.

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

The following table summarizes the Company’s swap instruments at September 30, 2011 (dollars in thousands):

Current notional balance	$177,851
Highest possible notional	$177,851
Lowest interest rate	0.87%
Highest interest rate	5.49%
Average fixed rate	1.60%
Earliest maturity date	2013
Latest maturity date	2016
Weighted average original maturity	3.2 years
Estimated liability fair value (included in other liabilities, net at September 30, 2011)	$(3,105)
Estimated asset fair value (included in other assets, net at December 31, 2010)	$281

The following table summarizes the Company’s cap instruments at September 30, 2011 (dollars in thousands):

Current notional balance	$248,768
Highest possible notional	$248,768
Lowest interest rate	5.50%
Highest interest rate	6.00%
Average fixed rate	5.74%
Earliest maturity date	2012
Latest maturity date	2013
Weighted average original maturity	2.6 years
Estimated asset fair value (included in other assets, net at September 30, 2011)	$—
Estimated asset fair value (included in other assets, net at December 31, 2010)	$157

The fair value of the Company’s interest rate swaps and caps decreased $1.5 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and decreased $4.2 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

During the nine months ended September 30, 2011, five cap agreements with an aggregate notional amount of $303.1 million matured and the Company terminated two cap agreements with an aggregate notional amount of $445.2 million.  The Company also extended the maturity of 12 cap agreements with an aggregate notional amount of $83.8 million, entered into a new cap agreement with a notional amount of $64.1 million and entered into a new swap agreement with a notional amount of $28.0 million.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$90,581	$99,898
Income taxes paid	$2,283	$1,122
Write-off of deferred costs	$2,080	$2,878

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$50,350	$19,900
Other intangible assets, net	4,247	6,310
Accrued expenses	—	(94)
Net cash paid	$54,597	$26,116

Purchase of Horizon Bay Realty, L.L.C., net of cash acquired:
Property, plant and equipment and leasehold intangibles, net	$8,201	$—
Cash and escrow deposits—restricted	10,702	—
Accounts receivable, net	2,065	—
Long-term debt, less current portion	(1,821)	—
Trade accounts payable	(142)	—
Refundable entrance fees and deferred revenue	(237)	—
Tenant security deposits	(157)	—
Deferred entrance fee revenue	(870)	—
Deferred liabilities	(503)	—
Accrued expenses	(13,157)	—
Deferred tax liability	(1,387)	—
Other long-term liabilities	(3,152)	—
Common Stock	(1)	—
Additional paid-in capital	(1,537)	—
Accumulated earnings	(3,520)	—
Net cash received	$(5,516)	$—

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash basis payment	$67,584	$66,364	$198,968	$198,663
Straight-line expense	1,824	2,812	5,006	8,109
Amortization of deferred gain	(1,094)	(1,086)	(3,280)	(3,258)
Facility lease expense	$68,314	$68,090	$200,694	$203,514

12.  Other Comprehensive Loss, Net

The following table presents the after-tax components of the Company’s other comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(7,036)	$(16,913)	$(53,300)	$(40,765)
Unrealized loss on marketable securities - restricted	(1,802)	—	(1,581)	—
Reclassification of net loss on derivatives (into) out of earnings	(15)	124	213	391
Amortization of payments from settlement of forward interest rate swaps	94	94	282	282
Other	56	(85)	(194)	(263)
Total comprehensive loss	$(8,703)	$(16,780)	$(54,580)	$(40,355)

13.  Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2011 and 2010 were (7.9%) and 41.1%, respectively, and for the nine months ended September 30, 2011 and 2010 were (4.1%)  and 37.6%, respectively.  The difference in the effective tax rate between these periods was primarily due to the Company’s decision to record a valuation allowance against the deferred tax benefit generated during the nine month period ended September 30, 2011.  The Company concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2010, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2010.

The Company recorded additional interest charges related to its tax contingency reserve for the nine months ended September 30, 2011.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2008, 2009 and 2010 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

14.  Share Repurchase Program

On August 11, 2011, the Company’s board of directors approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of the Company’s common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of these methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.

Pursuant to this authorization, during the three and nine months ended September 30, 2011 the Company purchased 1,217,100 shares at a cost of approximately $17.6 million.  As of September 30, 2011, approximately $82.4 million remains available under this share repurchase authorization.

15.  Fair Value Measurements

The following table provides the Company’s derivative liabilities and marketable securities - restricted carried at fair value as measured on a recurring basis as of September 30, 2011 (dollars in thousands):

	Total Carrying Value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities - restricted	$30,550	$30,550	$—	$—
Derivative liabilities	(3,105)	—	(3,105)	—
	$27,445	$30,550	$(3,105)	$—

The Company’s marketable securities - restricted include marketable securities that are recorded in the financial statements at fair value. The fair value is based primarily on quoted market prices and is classified within Level 1 of the valuation hierarchy.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of stockholders’ equity.  The change in fair value recorded in other comprehensive income for the three and nine months ended September 30, 2011 was not material.

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

During the nine months ended September 30, 2011, four communities moved between segments to more accurately reflect the underlying product offering of each segment.  The movement did not change the Company’s reportable segments, but it did impact the revenues and cost reported within each segment.

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

Management Services.  The Company’s management services segment includes communities operated by the Company pursuant to management agreements, where the controlling financial interest in the community is held by others.  Under the management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses it incurs on behalf of the owners.

The accounting policies of reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue(1)
Retirement Centers	$132,058	$133,663	$389,458	$397,455
Assisted Living	266,142	259,572	793,052	765,816
CCRCs	176,959	163,890	524,607	484,443
Management Services(2)	40,569	18,664	78,830	54,597
	$615,728	$575,789	$1,785,947	$1,702,311
Segment operating income(3)
Retirement Centers	$53,171	$54,199	$158,067	$162,347
Assisted Living	89,360	89,141	275,281	269,740
CCRCs	51,214	44,849	155,159	138,316
Management Services	2,335	937	4,372	2,902
	$196,080	$189,126	$592,879	$573,305
General and administrative (including non-cash stock-based compensation expense)(4)	$37,710	$32,829	$104,061	$95,773
Facility lease expense	68,314	68,090	200,694	203,514
Depreciation and amortization	64,071	74,951	206,430	221,180
Asset impairment	—	—	14,846	—
Gain on acquisition	(3,520)	—	(3,520)	—
Facility lease termination expense	—	4,616	—	4,616
Income from operations	$29,505	$8,640	$70,368	$48,222

	As of
	September 30, 2011	December 31, 2010
Total assets
Retirement Centers	$1,072,632	$1,132,934
Assisted Living	1,442,265	1,433,123
CCRCs	1,574,421	1,632,755
Corporate and Management Services	349,123	331,658
Total assets	$4,438,441	$4,530,470

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(4)	Net of general and administrative costs allocated to management services reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Seniors Housing Real Estate Investment Trust; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, expansion and development activity, acquisition opportunities, asset dispositions, our share repurchase program and taxes; our belief regarding the value of our common stock and our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring; the risk that we may not be able to successfully integrate the new Horizon Bay communities into our operations; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; changes in governmental reimbursement programs; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

During the third quarter of 2011, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy, home health and hospice services); (iii) expansion, redevelopment and repositioning of existing communities; and (iv) acquisition and consolidation of asset portfolios and other senior living companies.  To that end, as described below under “Horizon Bay/HCP Transactions”, during the quarter, we acquired 100% of the equity interests in Horizon Bay Realty, L.L.C. ("Horizon Bay"), the ninth largest operator of senior living communities in the United States.

Our operating results for the three and nine months ended September 30, 2011 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, as well as the inclusion of revenue from recent acquisitions.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During the nine months ended September 30, 2011, we also continued our efforts to strengthen our financial position.  For example, on January 31, 2011, we entered into an amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement amended and restated our previous credit agreement.  The amended credit agreement increased the commitment under the credit facility to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 23, 2011, the commitment under the amended credit agreement was further increased to $230.0 million.  In addition, as described below under “Recent Financing Transactions”, during the second quarter we completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due 2018.  The net proceeds from the offering were used to repay a portion of our outstanding mortgage debt.  As a result of our recent operating performance and the steps we have recently taken to strengthen our financial position, we ended the quarter with $39.2 million of unrestricted cash and cash equivalents on our consolidated balance sheet and $195.0 million of undrawn capacity on our revolving credit facility.

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2011 and 2010 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Total revenues	$615.7	$575.8	$39.9	6.9%
Net loss	(7.0)	(16.9)	(9.9)	(58.4%)
Adjusted EBITDA	99.8	103.3	(3.5)	(3.4%)
Cash From Facility Operations	60.1	59.7	0.4	0.7%
Facility Operating Income	187.2	181.6	5.7	3.1%

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Total revenues	$1,785.9	$1,702.3	$83.6	4.9%
Net loss	(53.3)	(40.8)	12.5	30.7%
Adjusted EBITDA	306.3	299.9	6.4	2.2%
Cash From Facility Operations	183.2	171.1	12.1	7.1%
Facility Operating Income	569.6	551.2	18.5	3.3%

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

Our revenues for the nine months ended September 30, 2011 increased to $1.8 billion, an increase of $83.6 million, or 4.9%, over our revenues for the nine months ended September 30, 2010.  The increase in revenues in the current year period was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, as well as the inclusion of revenue from acquisitions that occurred during the current year period.  Our weighted average occupancy rate for the nine months ended September 30, 2011 and 2010 was 87.1% and 86.9%, respectively.

During the three months ended September 30, 2011, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income (decreased) increased by (3.4%), 0.7% and 3.1%, respectively, when compared to the three months ended September 30, 2010.  During the nine months ended September 30, 2011, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 2.2%, 7.1% and 3.3%, respectively, when compared to the nine months ended September 30, 2010.

In addition to the Horizon Bay transaction described below, during the nine months ended September 30, 2011, we acquired the underlying real estate in 12 assisted living communities that we previously leased for an aggregate purchase price of $31.3 million.   Additionally, during the nine months ended September 30, 2011, we acquired two assisted living communities, one of which we previously leased, for an aggregate purchase price of approximately $19.0 million.  During the nine months ended September 30, 2011, we also purchased three home health agencies for an aggregate purchase price of approximately $4.2 million.

During the nine months ended September 30, 2011, we continued to expand our ancillary services offerings.  As of September 30, 2011, we offered therapy services to almost 38,800 of our units and home health services to over 28,000 of our units.   We also continued to see positive results from the maturation of previously-opened therapy and home health clinics.  We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

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

Horizon Bay/HCP Transactions

On September 1, 2011, we completed our previously announced acquisition of 100% of the equity interests in Horizon Bay.  As a result of the transaction, we added to our portfolio 91 communities with over 16,200 units in 19 states.

In connection with the acquisition, we restructured Horizon Bay’s existing relationship with HCP, Inc. (“HCP”) relating to 33 communities that Horizon Bay leased from HCP. First, we formed a joint venture with HCP to own and operate 21 of the communities utilizing a RIDEA structure. We acquired a 10% interest in the joint venture.  We also manage the communities under a ten-year management agreement with four five-year renewal options and will retain all ancillary services operations.  The 21-community portfolio has a total of 5,000 units (approximately 4,206 independent living, 721 assisted living, and 73 Alzheimer's/dementia care units) and is primarily located in Florida, Texas, Illinois and Rhode Island.

Second, we entered into long term, triple net leases with HCP relating to 12 communities with a total of 1,546 units (approximately 578 independent living, 595 assisted living, 217 Alzheimer's/dementia care and 156 skilled nursing units).  The leased portfolio is primarily located in Texas and Rhode Island. Horizon Bay leases an additional community from HCP pursuant to a triple net lease and subleases that community to a third-party operator.

We also provide management services to the remaining 58 Horizon Bay communities, which contain approximately 9,667 units, consisting of 5,527 independent living units, 3,174 assisted living units, 477 Alzheimer’s/dementia care units and 489 skilled nursing beds in 15 states. The management contracts are generally long-term agreements with base management fees and potential incentive fees.  In conjunction with the acquisition, we entered into an agreement to restructure the management agreements with Chartwell Seniors Housing Real Estate Investment Trust (“Chartwell”) relating to 45 of these communities (with a total of 6,359 units). As part of the restructuring of the management agreements, Chartwell granted us an option through 2013 to acquire a 20% interest in Chartwell’s U.S. real estate assets that we manage. We also have a right of first offer to acquire any of Chartwell’s assets that we manage.

Certain elements of the Chartwell management arrangement restructuring are subject to lender and other third party approvals. Until such approvals are received, we will operate Chartwell’s properties under the existing management contracts.

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

 Consolidated Results of Operations

Three Months Ended September 30, 2011 and 2010

The following table sets forth, for the periods indicated, statements of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 (dollars in thousands, except average monthly revenue per unit)

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$132,058	$133,663	$(1,605)	(1.2%)
Assisted Living	266,142	259,572	6,570	2.5%
CCRCs	176,959	163,890	13,069	8.0%
Total resident fees	575,159	557,125	18,034	3.2%
Management services (1)	40,569	18,664	21,905	117.4%
Total revenue	615,728	575,789	39,939	6.9%
Expense
Facility operating expense
Retirement Centers	78,887	79,464	(577)	(0.7%)
Assisted Living	176,782	170,431	6,351	3.7%
CCRCs	125,745	119,041	6,704	5.6%
Total facility operating expense	381,414	368,936	12,478	3.4%
General and administrative expense	38,711	33,231	5,480	16.5%
Facility lease expense	68,314	68,090	224	0.3%
Depreciation and amortization	64,071	74,951	(10,880)	(14.5%)
Gain on acquisition	(3,520)	—	3,520	100.0%
Costs incurred on behalf of managed communities	37,233	17,325	19,908	114.9%
Facility lease termination expense	—	4,616	(4,616)	(100.0%)
Total operating expense	586,223	567,149	19,074	3.4%
Income from operations	29,505	8,640	20,865	241.5%
Interest income	1,171	441	730	165.5%
Interest expense
Debt	(30,433)	(33,357)	(2,924)	(8.8%)
Amortization of deferred financing costs and debt discount	(4,310)	(2,244)	2,066	92.1%
Change in fair value of derivatives and amortization	(1,508)	(176)	1,332	756.8%
Equity in (loss) earnings of unconsolidated ventures	(117)	272	(389)	(143.0%)
Loss on extinguishment of debt, net	(715)	(856)	(141)	(16.5%)
Other non-operating expense	(116)	(1,454)	(1,338)	(92.0%)
Loss before income taxes	(6,523)	(28,734)	(22,211)	(77.3%)
(Provision) benefit for income taxes	(513)	11,821	(12,334)	(104.3%)
Net loss	$(7,036)	$(16,913)	$(9,877)	(58.4%)

Selected Operating and Other Data:
Total number of communities (at end of period)	647	564	83	14.7%
Total units operated
Period end	66,178	50,900	15,278	30.0%
Weighted average (2)	55,440	50,903	4,537	8.9%
Owned/leased communities units
Period end	47,752	47,114	638	1.4%
Weighted average (2)	46,791	47,117	(326)	(0.7%)
Owned/leased communities occupancy rate (weighted average)	87.4%	87.4%	—	—
Average monthly revenue per unit (3)	$4,700	$4,457	$243	5.5%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	80	(4)	(5.0%)
Total units
Period end	14,464	14,734	(270)	(1.8%)
Weighted average (2)	14,131	14,734	(603)	(4.1%)
Occupancy rate (weighted average)	88.4%	87.4%	1.0%	1.1%
Average monthly revenue per unit (3)	$3,524	$3,461	$63	1.8%
Assisted Living
Number of communities (period end)	433	429	4	0.9%
Total units
Period end	21,524	21,114	410	1.9%
Weighted average (2)	21,265	21,114	151	0.7%
Occupancy rate (weighted average)	88.4%	89.0%	(0.6%)	(0.7%)
Average monthly revenue per unit (3)	$4,772	$4,606	$166	3.6%
CCRCs
Number of communities (period end)	40	36	4	11.1%
Total units
Period end	11,764	11,266	498	4.4%
Weighted average (2)	11,395	11,269	126	1.1%
Occupancy rate (weighted average)	84.4%	84.4%	—	—
Average monthly revenue per unit (3)	$6,087	$5,509	$578	10.5%
Management Services
Number of communities (period end)	98	19	79	NM
Total units
Period end	18,426	3,786	14,640	NM
Weighted average (2)	8,649	3,786	4,863	NM
Occupancy rate (weighted average)	84.3%	83.7%	0.6%	0.7%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$10,815	$9,812
Refundable entrance fees sales(4)	7,204	12,242
Total entrance fee receipts(5)	18,019	22,054
Refunds	(5,475)	(4,984)
Net entrance fees	$12,544	$17,070

__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Total units operated represent the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Refundable entrance fee sales for the three months ended September 30, 2011 and 2010 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $2.3 million and $6.5 million for the three months ended September 30, 2011 and 2010, respectively.

(5)
Includes $2.3 million and $2.9 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, our total operations included 647 communities with a capacity of 67,092 units.

Resident Fees

Resident fees increased over the prior-year third quarter mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continued to roll out therapy and home health services to many of our communities, as well as the inclusion of revenue from communities acquired in the current period.  During the current period, revenues grew 2.7% at the 532 communities we operated during both periods with a 3.2% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.5% in these communities period over period.

Retirement Centers revenue decreased $1.6 million, or 1.2%, primarily due to the reclassification of three communities out of this segment during the first quarter of the current year as well as the sale of one community subsequent to the end of the prior year period.  The decrease in revenue was partially offset by increases in occupancy at the communities we operated during both periods and in the average monthly revenue per unit, as well as by the inclusion of revenue from communities acquired in the current period.

Assisted Living revenue increased $6.6 million, or 2.5%, primarily due to the reclassification of three communities into this segment during the first quarter of this year, as well as from increases in the average monthly revenue per unit and the inclusion of revenue from recently acquired communities.  This increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs revenue increased $13.1 million, or 8.0%, primarily due to increases in the average monthly revenue per unit, including an increase in our ancillary services revenue, as well as the inclusion of revenue from communities acquired in the current period.  This increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $21.9 million, or 117.4%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay/HCP transactions where we act as the primary obligor on the agreements and recognize revenue when due reimbursement.  In the current quarter, we added 79 new managed communities in connection with these transactions.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages, additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2010 and 2011, and the inclusion of expenses from communities acquired during the current period.  These increases were partially offset by decreases in real estate tax expense and lighting retrofit costs.

Retirement Centers operating expenses decreased $0.6 million, or 0.7%, primarily due to the reclassification of three communities out of this segment and into the Assisted Living segment during the first quarter of the current year as well as a decrease in real estate tax expense.  These decreases were partially offset by an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increases in salaries and wages due to wage rate increases and an increase in hours worked period over period as well as the inclusion of expenses from communities acquired during the current period.

Assisted Living operating expenses increased $6.4 million, or 3.7%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked period over period and the reclassification of three communities from the Retirement Centers segment into this segment during the first quarter of the current year.  Assisted Living operating expenses were also impacted by the inclusion of expenses from communities acquired during the current period.  These increases were partially offset by decreases in utilities and repairs and maintenance expense.

CCRCs operating expenses increased $6.7 million, or 5.6%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked period over period as well as the inclusion of expenses from communities acquired during the current period.  These increases were partially offset by decreases in real estate tax expense and lighting retrofit costs.

General and Administrative Expense

General and administrative expense increased $5.5 million, or 16.5%, as a result of increased salaries and wages, employee benefits and integration and transaction-related expenses, slightly offset by decreases in non-cash stock-based compensation expense and insurance expense related to a change in estimate.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration and transaction-related costs, was 4.3% and 4.6% for the three months ended September 30, 2011 and 2010, respectively, calculated as follows (dollars in thousands):

	Three Months Ended September 30,
	2011		2010

Resident fee revenues	$575,159	88.3%	$557,125	94.1%
Resident fee revenues under management	76,187	11.7%	34,662	5.9%
Total	$651,346	100.0%	$591,787	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration and transaction-related costs)	$28,022	4.3%	$27,408	4.6%
Non-cash stock-based compensation expense	5,221	0.8%	5,823	1.0%
Integration and transaction-related costs	5,468	0.8%	—	—
General and administrative expenses (including non-cash stock-based compensation expense and integration and transaction-related costs)	$38,711	5.9%	$33,231	5.6%

Facility Lease Expense

Facility lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense decreased $10.9 million, or 14.5%, primarily as a result of the management contract and therapy services intangibles related to a 2006 acquisition becoming fully amortized during the current period, as well as in-place lease intangibles related to a 2006 acquisition and furniture and equipment becoming fully amortized subsequent to the prior period.

Gain on Acquisition

During the three months ended September 30, 2011, we recognized $3.5 million as a gain on acquisition related to the acquisition of Horizon Bay.  See Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further detail.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $19.9 million, or 114.9%, primarily due to management agreements entered into or acquired in conjunction with the Horizon Bay/HCP transactions where we act as the primary obligor on the agreements and recognize operating expenses when we incur expenses on their behalf.  We added 79 new managed communities in connection with these transactions.

Facility Lease Termination Expense

During the three months ended September 30, 2010, we recognized $4.6 million of facility lease termination expense related to the accrual of costs recorded in connection with the termination of an operating lease agreement with respect to one community.

Interest Income

Interest income increased $0.7 million, or 165.5%, primarily due to interest income earned on our restricted marketable securities as well as interest received on a lease security deposit.

Interest Expense

Interest expense increased $0.5 million, or 1.3%, primarily due to additional interest expense recorded from the change in the fair value of interest rate swaps and caps due to unfavorable changes in the LIBOR yield curve period over period, as well as additional expense from the amortization of debt discount. This amount was partially offset by a decrease in interest expense on our mortgage debt due to lower average outstanding debt period over period.

Income Taxes

Our effective tax rates for the three months ended September 30, 2011 and 2010 were (7.9%) and 41.1%, respectively.  The difference in the effective tax rate between these periods was primarily due to our decision to record a valuation allowance against the deferred tax benefit generated during the three month period ended September 30, 2011.  We concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated.  We continue to maintain that the deferred tax assets recorded as of December 31, 2010, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2010.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended September 30, 2011.  Tax returns for years 2008, 2009 and 2010 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Nine Months Ended September 30, 2011 and 2010

The following table sets forth, for the periods indicated, statements of operations items and the amount and percentage of increase or decrease of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 (dollars in thousands, except average monthly revenue per unit)

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$389,458	$397,455	$(7,997)	(2.0%)
Assisted Living	793,052	765,816	27,236	3.6%
CCRCs	524,607	484,443	40,164	8.3%
Total resident fees	1,707,117	1,647,714	59,403	3.6%
Management services (1)	78,830	54,597	24,233	44.4%
Total revenue	1,785,947	1,702,311	83,636	4.9%

Expense
Facility operating expense
Retirement Centers	231,391	235,108	(3,717)	(1.6%)
Assisted Living	517,771	496,076	21,695	4.4%
CCRCs	369,448	346,127	23,321	6.7%
Total facility operating expense	1,118,610	1,077,311	41,299	3.8%
General and administrative expense	105,935	97,017	8,918	9.2%
Facility lease expense	200,694	203,514	(2,820)	(1.4%)
Depreciation and amortization	206,430	221,180	(14,750)	(6.7%)
Asset impairment	14,846	—	14,846	100.0%
Gain on acquisition	(3,520)	—	3,520	100.0%
Costs incurred on behalf of managed communities	72,584	50,451	22,133	43.9%
Facility lease termination expense	—	4,616	(4,616)	(100.0%)
Total operating expense	1,715,579	1,654,089	61,490	3.7%
Income from operations	70,368	48,222	22,146	45.9%
Interest income	2,569	1,521	1,048	68.9%
Interest expense
Debt	(92,667)	(100,540)	(7,873)	(7.8%)
Amortization of deferred financing costs and debt discount	(9,024)	(7,250)	1,774	24.5%
Change in fair value of derivatives and amortization	(4,151)	(5,023)	(872)	(17.4%)
Equity in earnings of unconsolidated ventures	295	788	(493)	(62.6%)
Loss on extinguishment of debt, net	(18,863)	(1,557)	17,306	NM
Other non-operating income (expense)	260	(1,454)	1,714	117.9%
Loss before income taxes	(51,213)	(65,293)	(14,080)	(21.6%)
(Provision) benefit for income taxes	(2,087)	24,528	(26,615)	(108.5%)
Net loss	$(53,300)	$(40,765)	$12,535	30.7%

Selected Operating and Other Data:
Total number of communities (at end of period)	647	564	83	14.7%
Total units operated
Period end	66,178	50,900	15,278	30.0%
Weighted average (2)	52,009	50,927	1,082	2.1%
Owned/leased communities units
Period end	47,752	47,114	638	1.4%
Weighted average (2)	46,603	47,140	(537)	(1.1%)
Owned/leased communities occupancy rate (weighted average)	87.1%	86.9%	0.2%	0.2%
Average monthly revenue per unit (3)	$4,644	$4,419	$225	5.1%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	80	(4)	(5.0%)
Total units
Period end	14,464	14,734	(270)	(1.8%)
Weighted average (2)	14,095	14,736	(641)	(4.3%)
Occupancy rate (weighted average)	87.7%	87.2%	0.5%	0.6%
Average monthly revenue per unit (3)	$3,502	$3,438	$64	1.9%
Assisted Living
Number of communities (period end)	433	429	4	0.9%
Total units
Period end	21,524	21,114	410	1.9%
Weighted average (2)	21,235	21,127	108	0.5%
Occupancy rate (weighted average)	88.0%	88.2%	(0.2%)	(0.2%)
Average monthly revenue per unit (3)	$4,733	$4,568	$165	3.6%
CCRCs
Number of communities (period end)	40	36	4	11.1%
Total units
Period end	11,764	11,266	498	4.4%
Weighted average (2)	11,273	11,277	(4)	—
Occupancy rate (weighted average)	84.7%	84.2%	0.5%	0.6%

Average monthly revenue per unit (3)	$5,945	$5,456	$489	9.0%
Management Services
Number of communities (period end)	98	19	79	NM
Total units
Period end	18,426	3,786	14,640	NM
Weighted average (2)	5,406	3,787	1,619	42.8%
Occupancy rate (weighted average)	84.5%	83.5%	1.0%	1.2%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$26,475	$27,716
Refundable entrance fees sales(4)	18,594	27,303
Total entrance fee receipts(5)	45,069	55,019
Refunds	(16,886)	(16,106)
Net entrance fees	$28,183	$38,913

__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Total units operated represent the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Refundable entrance fee sales for the nine months ended September 30, 2011 and 2010 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $5.0 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.

(5)
Includes $7.2 million and $14.5 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a newly opened entrance fee CCRC) during the nine months ended September 30, 2011 and 2010, respectively.

Resident Fees

Resident fees increased over the prior-year period mainly due to an increase in average monthly revenue per unit during the current period, including an increase in our ancillary services revenue as we continued to roll out therapy and home health services to many of our communities, as well as the inclusion of revenue from communities acquired in the current period.  During the current period, revenues grew 3.4% at the 532 communities we operated during both periods with a 3.9% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.4% in these communities period over period.

Retirement Centers revenue decreased $8.0 million, or 2.0%, primarily due to the reclassification of three communities out of this segment during the first quarter of the current year as well as the sale of one community subsequent to the end of the prior year period.  The decrease in revenue was partially offset by increases in average monthly revenue per unit, including an increase in ancillary services revenue, and occupancy at the communities we operated during both periods, as well as the inclusion of revenue from communities acquired in the current period.

Assisted Living revenue increased $27.2 million, or 3.6%, primarily due to an increase in the average monthly revenue per unit, including an increase in ancillary services revenue, as well as the reclassification of three communities from the Retirement Centers segment into this segment during the current period and the inclusion of revenue from communities acquired in the current period.  This increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs revenue increased $40.2 million, or 8.3%, primarily due to an increase in the average monthly revenue per unit, including an increase in our ancillary services revenue, and an increase in revenue from newly opened units as well as the inclusion of revenue from communities acquired in the current period.  This increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $24.2 million, or 44.4%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay/HCP transactions where we act as the primary obligor on the agreements and recognize revenue when due reimbursement.  In the current period, we added 79 new managed communities in connection with these transactions.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to an increase in salaries and wages, additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2010 and 2011, increased payroll taxes and workers compensation expense, as well as the inclusion of expenses from communities acquired during the current period.  These increases were partially offset by a decrease in real estate tax expense related to changes in estimates and lighting retrofit costs.

Retirement Centers operating expenses decreased $3.7 million, or 1.6%, primarily due to the reclassification of three communities out of this segment and into the Assisted Living segment during the current period as well as decreases in real estate tax expense related to changes in estimates and lighting retrofit costs.  These decreases were partially offset by an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increases in salaries and wages due to wage rate increases and an increase in hours worked period over period, increases in payroll taxes and workers compensation expense and the inclusion of expenses from communities acquired in the current period.

Assisted Living operating expenses increased $21.7 million, or 4.4%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked period over period as well as the reclassification of three communities from the Retirement Centers segment into this segment during the current period.  Assisted Living operating expenses were also impacted by increases in payroll taxes and workers compensation expense and the inclusion of expenses from communities acquired in the current period.  These increases were partially offset by decreases in real estate tax expense and insurance expense related to changes in estimates.

CCRCs operating expenses increased $23.3 million, or 6.7%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked period over period and the inclusion of expenses from communities acquired in the current period.  CCRCs operating expenses were also impacted by increases in payroll taxes, health care supply expense, employee benefits and workers compensation expenses.  These increases were partially offset by decreases in real estate tax expense and lighting retrofit costs.

General and Administrative Expense

General and administrative expense increased $8.9 million, or 9.2%, as a result of increased salaries and wages, payroll taxes, employee benefits, travel expenses and integration and transaction-related costs, slightly offset by a decrease in corporate expense allocations and insurance expense related to a change in estimate.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration and transaction-related costs, was 4.6% for both the nine months ended September 30, 2011 and 2010, calculated as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011		2010

Resident fee revenues	$1,707,117	91.9%	$1,647,714	94.1%
Resident fee revenues under management	149,461	8.1%	103,358	5.9%
Total	$1,856,578	100.0%	$1,751,072	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration and transaction-related costs)	$85,257	4.6%	$81,218	4.6%
Non-cash stock-based compensation expense	14,316	0.8%	15,799	0.9%
Integration and transaction-related costs	6,362	0.3%	—	—
General and administrative expenses (including non-cash stock-based compensation expense and integration and transaction-related costs)	$105,935	5.7%	$97,017	5.5%

Facility Lease Expense

Facility lease expense decreased $2.8 million, or 1.4%, primarily due to the purchase of previously leased communities and the non-renewal of two leased communities that occurred in late 2010 and early 2011.

Depreciation and Amortization

Depreciation and amortization expense decreased $14.8 million, or 6.7%, primarily as a result of the management contract and therapy services intangibles related to a 2006 acquisition becoming fully amortized during the current period, as well as in-place lease intangibles from a 2006 acquisition and furniture and equipment becoming fully amortized subsequent to the prior period.

Asset Impairment

During the nine months ended September 30, 2011, we recognized $14.8 million of non-cash impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Retirement Centers and Assisted Living segments.  We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Gain on Acquisition

During the nine months ended September 30, 2011, we recognized $3.5 million as a gain on acquisition related to the acquisition of Horizon Bay.  See Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further detail.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $22.1 million, or 43.9%, primarily due to management agreements entered into or acquired in conjunction with the Horizon Bay/HCP transactions where we act as the primary obligor on the agreements and recognize operating expenses when we incur expenses on their behalf.  We added 79 new managed communities in connection with these transactions.

Interest Income

Interest income increased $1.0 million, or 68.9%, primarily due to interest income earned on our restricted marketable securities.

Interest Expense

Interest expense decreased $7.0 million, or 6.2%, primarily due to a decrease in interest expense on our mortgage debt due to lower average outstanding debt period over period, partially offset by additional expense from the amortization of debt discount.

Loss on Extinguishment of Debt, net

During the nine months ended September 30, 2011, we recognized $18.9 million as a loss on extinguishment of debt, related to costs incurred in connection with the early repayment of first and second mortgage notes.

Income Taxes

Our effective tax rates for the nine months ended September 30, 2011 and 2010 were (4.1%) and 37.6% respectively.  The difference in the effective tax rate between these periods was primarily due to our decision to record a valuation allowance against the deferred tax benefit generated during the nine month period ended September 30, 2011.  We concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated.  We continue to maintain that the deferred tax assets recorded as of December 31, 2010, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2010.

An additional interest charge related to our tax contingency reserve was recorded during the nine months ended September 30, 2011.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2008, 2009 and 2010 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities	$212,002	$179,155
Cash used in investing activities	(122,210)	(95,265)
Cash used in financing activities	(132,424)	(81,299)
Net (decrease) increase in cash and cash equivalents	(42,632)	2,591
Cash and cash equivalents at beginning of period	81,827	66,370
Cash and cash equivalents at end of period	$39,195	$68,961

The increase in cash provided by operating activities was attributable primarily to increased cash provided by changes in working capital and, to a lesser extent, improved operating results.

The increase in cash used in investing activities was primarily attributable to an increase in spending on property, plant, equipment and leasehold intangibles and cash paid for acquisitions.  In the current period, we also invested cash to gain a non-controlling interest in a joint venture.  The increase was partially offset by an increase in cash received from the proceeds from the sale of assets as well as a decrease in cash related to the release of escrow on a newly opened entrance fee CCRC.  The escrowed funds were used to repay debt outstanding on the community.

The increase in cash used in financing activities was primarily attributable to an increase in net repayments of debt period over period including the repayment of debt on a newly opened CCRC when entrance fees originally escrowed were released in accordance with state regulations as well as repayments of debt from proceeds received in connection with the convertible debt offering in June 2011.  Additionally, there was an increase in the cash portion of the loss on extinguishment of debt in the current period and we repurchased 1,217,100 shares of our common stock at an aggregate cost of $17.6 million.  The increase was partially offset by net cash received from the current period convertible debt offering.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, redevelopment and repositioning of our current communities and the development of new communities;
•	other corporate initiatives (including information systems);
•	acquisition consideration and transaction costs;
•	purchases of common stock under our share repurchase authorization; and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

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

At September 30, 2011, we had $2.1 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.23%.  At September 30, 2011, we had $354.0 million of capital and financing lease obligations, $35.0 million was drawn on our revolving loan facility, and $71.8 million of letters of credit had been issued under our letter of credit facilities.  Approximately $45.4 million of our debt and capital lease obligations are due on or before September 30, 2012.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending September 30, 2012, we will be required to make approximately $287.6 million of payments in connection with our existing operating leases.

We had $39.2 million of cash and cash equivalents at September 30, 2011, excluding cash and escrow deposits-restricted and lease security deposits of $136.6 million.

In 2009, we began replacing some of our outstanding letters of credit with restricted cash in order to reduce our letter of credit needs.

At September 30, 2011, we had $333.9 million of negative working capital, which includes the classification of $240.0 million of refundable entrance fees and $7.7 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $12.5 million and $28.2 million of cash for the three and nine months ended September 30, 2011, respectively.

For the year ending December 31, 2011, we anticipate that we will make investments of approximately $100.0 million to $115.0 million for capital expenditures, comprised of approximately $30.0 million to $35.0 million of net recurring capital expenditures and approximately $70.0 million to $80.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the nine months ended September 30, 2011, we spent approximately $25.0 million for net recurring capital expenditures and approximately $55.5 million for expenditures relating to other major projects and corporate initiatives.

In addition, during 2011, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $70.0 million to $100.0 million over the next 12 to 18 months in connection with recently initiated or currently planned projects.  For the nine months ended September 30, 2011, we spent approximately $28.6 million in connection with our Program Max initiative.

During 2011, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, and amounts drawn on our credit facility.

As opportunities arise, we plan to continue to take advantage of the fragmented senior housing and care sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and communities. We may also seek to acquire the fee interest in communities that we currently lease or manage.

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization. As of September 30, 2011, we have $248.8 million in aggregate notional amount of interest rate caps and a $27.9 million notional amount swap that do not require cash collateralization and a $150.0 million notional amount swap which does require cash collateralization.  $421.7 million of our variable rate debt, excluding our secured line of credit and capital lease obligations, is currently subject to a cap or swap agreement.

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

As of September 30, 2011, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of September 30, 2011, we had an available secured line of credit with a $230.0 million commitment and separate secured and unsecured letter of credit facilities of up to $82.5 million in the aggregate.  As of September 30, 2011, $35.0 million was drawn on our revolving loan facility and $71.8 million of letters of credit had been issued under the letter of credit facilities.

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

There have been no material changes in our contractual commitments during the nine months ended September 30, 2011 other than with respect to the repayment of mortgage debt, the issuance of convertible notes, the change in maturity dates related to the refinancing transactions that were completed during the period (Note 8) and the change in our operating lease obligations related to the Horizon Bay/HCP transactions (Note 4).  Our total long-term debt obligations increased by $154.0 million to $2,761.5 million at September 30, 2011 from $2,607.5 million at December 31, 2010.  As a result of the Horizon Bay/HCP transactions, our operating lease obligations increased by $4.8 million, $19.5 million, $20.2 million, $20.9 million, $21.5 million and $185.2 million in 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense; and

•	change in future service obligation;

and including:

•	entrance fee receipts and refunds (excluding first generation entrance fee receipts on a newly opened entrance fee CCRC).

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010	2011(1)	2010
Net loss	$(7,036)	$(16,913)	$(53,300)	$(40,765)
Provision (benefit) for income taxes	513	(11,821)	2,087	(24,528)
Equity in loss (earnings) of unconsolidated ventures	117	(272)	(295)	(788)
Loss on extinguishment of debt, net	715	856	18,863	1,557
Other non-operating expense (income)	116	1,454	(260)	1,454
Interest expense:
Debt	22,602	25,817	68,762	77,786
Capitalized lease obligation	7,831	7,540	23,905	22,754
Amortization of deferred financing costs and debt discount	4,310	2,244	9,024	7,250
Change in fair value of derivatives and amortization	1,508	176	4,151	5,023
Interest income	(1,171)	(441)	(2,569)	(1,521)
Income from operations	29,505	8,640	70,368	48,222
Facility lease termination expense	—	4,616	—	4,616
Depreciation and amortization	64,071	74,951	206,430	221,180
Asset impairment	—	—	14,846	—
Gain on acquisition	(3,520)	—	(3,520)	—
Straight-line lease expense	1,834	2,812	5,016	8,109
Amortization of deferred gain	(1,094)	(1,086)	(3,280)	(3,258)
Amortization of entrance fees	(6,499)	(6,634)	(18,865)	(18,160)
Non-cash stock-based compensation expense	5,221	5,823	14,316	15,799
Change in future service obligation	—	—	—	(1,064)
Entrance fee receipts(2)	18,019	22,054	45,069	55,019
First generation entrance fees received(3)	(2,293)	(2,921)	(7,177)	(14,488)
Entrance fee disbursements	(5,475)	(4,984)	(16,886)	(16,106)
Adjusted EBITDA	$99,769	$103,271	$306,317	$299,869

(1)	The calculation of Adjusted EBITDA includes integration and transaction-related costs of $5.5 million and $6.4 million for the three and nine months ended September 30, 2011, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

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

In the fourth quarter of 2010, we revised the definition of Cash From Facility Operations to exclude distributions from unconsolidated ventures from cumulative share of net earnings and include our proportionate share (based on equity ownership percentages) of the Cash From Facility Operations generated by our unconsolidated ventures.   This impact is included in the Cash From Facility Operations for the three and nine months ended September 30, 2011.  Due to immateriality, the prior periods have not been restated.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010	2011(1)	2010
Net cash provided by operating activities	$54,650	$64,384	$212,002	$179,155
Changes in operating assets and liabilities	16,617	(3,812)	7,369	18,823
Refundable entrance fees received(2)(3)	7,204	12,242	18,594	27,303
First generation entrance fees received(4)	(2,293)	(2,921)	(7,177)	(14,488)
Entrance fee refunds disbursed	(5,475)	(4,984)	(16,886)	(16,106)
Recurring capital expenditures, net	(8,675)	(7,572)	(25,000)	(21,583)
Lease financing debt amortization with fair market value or no purchase options	(2,645)	(2,267)	(7,765)	(6,659)
Facility lease termination expense	—	4,616	—	4,616
Cash From Facility Operations from unconsolidated ventures	738	—	2,040	—
Cash From Facility Operations	$60,121	$59,686	$183,177	$171,061

(1)
The calculation of Cash From Facility Operations includes integration and transaction-related costs of $5.5 million and $6.4 million for the three and nine months ended September 30, 2011, respectively.

(2)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three months ended September 30, 2011 and

2010 were ($1.6) million and $1.1 million, respectively, and for the nine months ended September 30, 2011 and 2010 were ($1.1) million and $4.5 million, respectively.
(3)
Total entrance fee receipts for the three months ended September 30, 2011 and 2010 were $18.0 million and $22.1 million, respectively, including $10.8 million and $9.8 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the nine months ended September 30, 2011 and 2010 were $45.1 million and $55.0 million, respectively, including $26.5 million and $27.7 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

(4)	First generation entrance fees received represents initial entrance fees received from the sale of units at a newly opened entrance fee CCRC.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including facility lease termination expense);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock-based compensation expense;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(7,036)	$(16,913)	$(53,300)	$(40,765)
Provision (benefit) for income taxes	513	(11,821)	2,087	(24,528)
Equity in loss (earnings) of unconsolidated ventures	117	(272)	(295)	(788)
Loss on extinguishment of debt	715	856	18,863	1,557
Other non-operating expense (income)	116	1,454	(260)	1,454
Interest expense:
Debt	22,602	25,817	68,762	77,786
Capitalized lease obligation	7,831	7,540	23,905	22,754
Amortization of deferred financing costs and debt discount	4,310	2,244	9,024	7,250
Change in fair value of derivatives and amortization	1,508	176	4,151	5,023
Interest income	(1,171)	(441)	(2,569)	(1,521)
Income from operations	29,505	8,640	70,368	48,222
Facility lease termination expense	—	4,616	—	4,616
Depreciation and amortization	64,071	74,951	206,430	221,180
Asset impairment	—	—	14,846	—
Gain on acquisition	(3,520)	—	(3,520)	—
Change in future service obligation	—	—	—	(1,064)
Facility lease expense	68,314	68,090	200,694	203,514
General and administrative (including non-cash stock-based compensation expense)	38,711	33,231	105,935	97,017
Amortization of entrance fees	(6,499)	(6,634)	(18,865)	(18,160)
Management fees	(3,336)	(1,339)	(6,246)	(4,146)
Facility Operating Income	$187,246	$181,555	$569,642	$551,179

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2011, we had approximately $1.4 billion of long-term fixed rate debt, $0.6 billion of long-term variable rate debt and $354.0 million of capital and financing lease obligations. As of September 30, 2011, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.23%.

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of September 30, 2011, $1.6 billion, or 77.6%, of our debt, excluding capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of September 30, 2011, $243.8 million, or 11.9%, of our debt, excluding capital and financing lease obligations, is subject to cap agreements.  The remaining $216.0 million, or 10.5%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our secured line of credit and capital and financing lease obligations, as follows: a one, five and ten percent increase in interest rates would have an impact of $3.7 million, $22.5 million and $36.6 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On September 1, 2011, we issued an aggregate of 96,862 shares of our common stock to the former owners of Horizon Bay Realty, L.L.C. as partial consideration for the acquisition of Horizon Bay.  This issuance of securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  See Note 4 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information regarding the Horizon Bay acquisition.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2011 by or on behalf of the Company or any ‘‘affiliated purchaser,’’ as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
07/01/11 – 07/31/11	—	$—	—	—
08/01/11 – 08/31/11	922,900	14.71	922,900	$86,426,107
09/01/11 – 09/30/11	294,200	13.59	294,200	$82,426,637
Total	1,217,100	$14.44	1,217,100	$82,426,637

(1) All share repurchases were made in open market transactions pursuant to the publicly announced repurchase program summarized in footnote 2 below.

(2) On August 11, 2011, we announced that our board of directors had approved a share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate us to acquire any particular amount of common stock, does not have an expiration date, and may be suspended, modified or discontinued at any time at our discretion without prior notice.  We did not have any repurchase plan or program that expired during the third quarter of 2011, nor have we determined to terminate the current plan.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	November 9, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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
10.1
Master Credit Facility Agreement, dated as of July 29, 2011, by and among various subsidiaries of Brookdale Senior Living Inc. and Oak Grove Commercial Mortgage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2011).

10.2	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members)
10.3	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents)
10.4	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members)
10.5	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*           Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.