Form 10-Q/A
period 2011-09-30
Brookdale Senior Living Inc.
filed 2011-11-15
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2011 (the “Original Filing”).  The Original Filing is being amended solely (i) to correct certain immaterial errors related to average monthly revenue per unit amounts in the tables entitled “Selected Operating and Other Data” and “Selected Segment Operating and Other Data” for the three and nine months ended September 30, 2011 and 2010 contained in Item 2 of Part I of the Original Filing under the heading “Consolidated Results of Operations” and (ii) to clarify that the number of units operated at period end included in such tables excludes equity homes (consistent with the presentation of weighted average units operated).  Accordingly, Item 2 of Part I of the Original Filing is hereby amended and restated in its entirety.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the date of the Original Filing.

PART I.  FINANCIAL INFORMATION

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

 (dollars in thousands, except average monthly revenue per unit)

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$132,058	$133,663	$(1,605)	(1.2%)
Assisted Living	266,142	259,572	6,570	2.5%
CCRCs	176,959	163,890	13,069	8.0%
Total resident fees	575,159	557,125	18,034	3.2%
Management services (1)	40,569	18,664	21,905	117.4%
Total revenue	615,728	575,789	39,939	6.9%
Expense
Facility operating expense
Retirement Centers	78,887	79,464	(577)	(0.7%)
Assisted Living	176,782	170,431	6,351	3.7%
CCRCs	125,745	119,041	6,704	5.6%
Total facility operating expense	381,414	368,936	12,478	3.4%
General and administrative expense	38,711	33,231	5,480	16.5%
Facility lease expense	68,314	68,090	224	0.3%
Depreciation and amortization	64,071	74,951	(10,880)	(14.5%)
Gain on acquisition	(3,520)	—	3,520	100.0%
Costs incurred on behalf of managed communities	37,233	17,325	19,908	114.9%
Facility lease termination expense	—	4,616	(4,616)	(100.0%)
Total operating expense	586,223	567,149	19,074	3.4%
Income from operations	29,505	8,640	20,865	241.5%
Interest income	1,171	441	730	165.5%
Interest expense
Debt	(30,433)	(33,357)	(2,924)	(8.8%)
Amortization of deferred financing costs and debt discount	(4,310)	(2,244)	2,066	92.1%
Change in fair value of derivatives and amortization	(1,508)	(176)	1,332	756.8%
Equity in (loss) earnings of unconsolidated ventures	(117)	272	(389)	(143.0%)
Loss on extinguishment of debt, net	(715)	(856)	(141)	(16.5%)
Other non-operating expense	(116)	(1,454)	(1,338)	(92.0%)
Loss before income taxes	(6,523)	(28,734)	(22,211)	(77.3%)
(Provision) benefit for income taxes	(513)	11,821	(12,334)	(104.3%)
Net loss	$(7,036)	$(16,913)	$(9,877)	(58.4%)

Selected Operating and Other Data:
Total number of communities (at end of period)	647	564	83	14.7%
Total units operated (2)
Period end	66,178	50,900	15,278	30.0%
Weighted average	55,440	50,903	4,537	8.9%
Owned/leased communities units (2)
Period end	47,752	47,114	638	1.4%
Weighted average	46,791	47,117	(326)	(0.7%)
Owned/leased communities occupancy rate (weighted average)	87.4%	87.4%	—	—
Average monthly revenue per unit (3)	$4,632	$4,457	$175	3.9%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	80	(4)	(5.0%)
Total units (2)
Period end	14,464	14,734	(270)	(1.8%)
Weighted average	14,131	14,734	(603)	(4.1%)
Occupancy rate (weighted average)	88.4%	87.4%	1.0%	1.1%
Average monthly revenue per unit (3)	$3,524	$3,461	$63	1.8%
Assisted Living
Number of communities (period end)	433	429	4	0.9%
Total units (2)
Period end	21,524	21,114	410	1.9%
Weighted average	21,265	21,114	151	0.7%
Occupancy rate (weighted average)	88.4%	89.0%	(0.6%)	(0.7%)
Average monthly revenue per unit (3)	$4,717	$4,606	$111	2.4%
CCRCs
Number of communities (period end)	40	36	4	11.1%
Total units (2)
Period end	11,764	11,266	498	4.4%
Weighted average	11,395	11,269	126	1.1%
Occupancy rate (weighted average)	84.4%	84.4%	—	—
Average monthly revenue per unit (3)	$5,906	$5,509	$397	7.2%
Management Services
Number of communities (period end)	98	19	79	NM
Total units (2)
Period end	18,426	3,786	14,640	NM
Weighted average	8,649	3,786	4,863	NM
Occupancy rate (weighted average)	84.3%	83.7%	0.6%	0.7%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$10,815	$9,812
Refundable entrance fees sales(4)	7,204	12,242
Total entrance fee receipts(5)	18,019	22,054
Refunds	(5,475)	(4,984)
Net entrance fees	$12,544	$17,070

__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

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

 (dollars in thousands, except average monthly revenue per unit)

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$389,458	$397,455	$(7,997)	(2.0%)
Assisted Living	793,052	765,816	27,236	3.6%
CCRCs	524,607	484,443	40,164	8.3%
Total resident fees	1,707,117	1,647,714	59,403	3.6%
Management services (1)	78,830	54,597	24,233	44.4%
Total revenue	1,785,947	1,702,311	83,636	4.9%

Expense
Facility operating expense
Retirement Centers	231,391	235,108	(3,717)	(1.6%)
Assisted Living	517,771	496,076	21,695	4.4%
CCRCs	369,448	346,127	23,321	6.7%
Total facility operating expense	1,118,610	1,077,311	41,299	3.8%
General and administrative expense	105,935	97,017	8,918	9.2%
Facility lease expense	200,694	203,514	(2,820)	(1.4%)
Depreciation and amortization	206,430	221,180	(14,750)	(6.7%)
Asset impairment	14,846	—	14,846	100.0%
Gain on acquisition	(3,520)	—	3,520	100.0%
Costs incurred on behalf of managed communities	72,584	50,451	22,133	43.9%
Facility lease termination expense	—	4,616	(4,616)	(100.0%)
Total operating expense	1,715,579	1,654,089	61,490	3.7%
Income from operations	70,368	48,222	22,146	45.9%
Interest income	2,569	1,521	1,048	68.9%
Interest expense
Debt	(92,667)	(100,540)	(7,873)	(7.8%)
Amortization of deferred financing costs and debt discount	(9,024)	(7,250)	1,774	24.5%
Change in fair value of derivatives and amortization	(4,151)	(5,023)	(872)	(17.4%)
Equity in earnings of unconsolidated ventures	295	788	(493)	(62.6%)
Loss on extinguishment of debt, net	(18,863)	(1,557)	17,306	NM
Other non-operating income (expense)	260	(1,454)	1,714	117.9%
Loss before income taxes	(51,213)	(65,293)	(14,080)	(21.6%)
(Provision) benefit for income taxes	(2,087)	24,528	(26,615)	(108.5%)
Net loss	$(53,300)	$(40,765)	$12,535	30.7%

Selected Operating and Other Data:
Total number of communities (at end of period)	647	564	83	14.7%
Total units operated (2)
Period end	66,178	50,900	15,278	30.0%
Weighted average	52,009	50,927	1,082	2.1%
Owned/leased communities units (2)
Period end	47,752	47,114	638	1.4%
Weighted average	46,603	47,140	(537)	(1.1%)
Owned/leased communities occupancy rate (weighted average)	87.1%	86.9%	0.2%	0.2%
Average monthly revenue per unit (3)	$4,621	$4,419	$202	4.6%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	80	(4)	(5.0%)
Total units (2)
Period end	14,464	14,734	(270)	(1.8%)
Weighted average	14,095	14,736	(641)	(4.3%)
Occupancy rate (weighted average)	87.7%	87.2%	0.5%	0.6%
Average monthly revenue per unit (3)	$3,502	$3,438	$64	1.9%
Assisted Living
Number of communities (period end)	433	429	4	0.9%
Total units (2)
Period end	21,524	21,114	410	1.9%
Weighted average	21,235	21,127	108	0.5%
Occupancy rate (weighted average)	88.0%	88.2%	(0.2%)	(0.2%)
Average monthly revenue per unit (3)	$4,714	$4,568	$146	3.2%
CCRCs
Number of communities (period end)	40	36	4	11.1%
Total units (2)
Period end	11,764	11,266	498	4.4%
Weighted average	11,273	11,277	(4)	—
Occupancy rate (weighted average)	84.7%	84.2%	0.5%	0.6%

Average monthly revenue per unit (3)	$5,885	$5,456	$429	7.9%
Management Services
Number of communities (period end)	98	19	79	NM
Total units (2)
Period end	18,426	3,786	14,640	NM
Weighted average	5,406	3,787	1,619	42.8%
Occupancy rate (weighted average)	84.5%	83.5%	1.0%	1.2%

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$26,475	$27,716
Refundable entrance fees sales(4)	18,594	27,303
Total entrance fee receipts(5)	45,069	55,019
Refunds	(16,886)	(16,106)
Net entrance fees	$28,183	$38,913

__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.  The exhibits listed in the Exhibit Index are filed as exhibits to this Amendment and are meant to supplement the exhibits listed in Item 6 of Part II and the Exhibit Index of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	November 15, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.