Form 10-K
period 2011-12-31
Brookdale Senior Living Inc.
filed 2012-02-28
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.01 billion. The market value calculation was determined using a per share price of $24.25, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 23, 2012, 121,132,967 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Seniors Housing Real Estate Investment Trust; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding occupancy, revenue, cash flow, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, expansion and development activity, acquisition opportunities, asset dispositions, our share repurchase program and taxes; our belief regarding the value of our common stock and our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring; the risk that we may not be able to successfully integrate the new Horizon Bay communities into our operations; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; changes in governmental reimbursement programs; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand and redevelop our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.  Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.              Business.

Overview

As of December 31, 2011, we are the largest operator of senior living communities in the United States based on total capacity, with 647 communities in 36 states and the ability to serve approximately 67,100 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  As of December 31, 2011, we operated in four business segments:  retirement centers, assisted living, continuing care retirement communities (“CCRCs”) and management services.

As of December 31, 2011, we operated 76 retirement center communities with 14,563 units, 434 assisted living communities with 21,673 units, 40 CCRCs with 12,569 units and 97 communities with 18,302 units where we provide management services for third parties or joint ventures in which we have an ownership interest. The majority of our units are located in campus settings or communities containing multiple services, including CCRCs.  For the year ended December 31, 2011, the weighted average occupancy rate for our owned/leased communities was 87.3%.  We generate approximately 79.5% of our revenues from private pay customers. For the year ended December 31, 2011, 40.8% of our revenues were generated from owned communities, 52.4% from leased communities and 6.8% from management fees from communities we operate on behalf of third parties or joint ventures.

The table below presents a summary of our operating results and certain other financial metrics for each of the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	For the Years Ended December 31,
	2011	2010	2009
Total revenues	$2,457.9	$2,280.5	$2,100.3
Net loss(1)	$(68.2)	$(48.9)	$(66.3)
Adjusted EBITDA(2)	$402.7	$408.5	$348.6
Cash From Facility Operations(3)	$239.9	$240.7	$196.8
Facility Operating Income(2)	$757.8	$744.3	$690.1

(1)	Net loss for 2011, 2010 and 2009 include non-cash impairment charges of $16.9 million, $13.1 million and $10.1 million, respectively.

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

Our operating results for the year ended December 31, 2011 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, as well as the inclusion of revenue from recent acquisitions.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During 2011, we continued our efforts to strengthen our financial position.  For example, on January 31, 2011, we entered into an amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement amended and restated our previous credit agreement.  The amended credit agreement increased the commitment under the credit facility to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 23, 2011, the commitment under the amended credit agreement was further increased to $230.0 million.  In addition, during the second quarter, we completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due 2018.  The net proceeds from the offering were used to repay a portion of our outstanding mortgage debt.  We ended the year with $30.8 million of unrestricted cash and cash equivalents on our consolidated balance sheet and $194.2 million of availability on our revolving credit facility (of which $65.0 million had been drawn as of December 31, 2011).

On September 1, 2011, we completed the acquisition of 100% of the equity interests in Horizon Bay Realty, L.L.C. (“Horizon Bay”).  As a result of the transaction, we added to our portfolio 91 communities with over 16,200 units in 19 states.

In connection with the acquisition, we restructured Horizon Bay’s existing relationship with HCP, Inc. (“HCP”) relating to 33 communities that Horizon Bay leased from HCP. First, we formed a joint venture with HCP to own and operate 21 of the communities utilizing a REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure.  We acquired a 10% interest in the RIDEA joint venture.  We also manage the communities under a ten-year management agreement with four five-year renewal options and will retain all ancillary services operations.  The 21-community portfolio has a total of 5,000 units (approximately 4,206 independent living, 721 assisted living, and 73 Alzheimer's/dementia care units) and is primarily located in Florida, Texas, Illinois and Rhode Island.

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

Certain elements of the Chartwell management arrangement restructuring are subject to lender and other third party approvals. Until these approvals are received, we will operate Chartwell’s properties under the existing management contracts.

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

•
Growth through the continued expansion of our ancillary services programs (including therapy, home health and hospice services). We plan to grow our revenues by further expanding our Innovative Senior Care program throughout our retirement centers, assisted living, CCRCs and management services segments. This expansion includes expanding the scope of services provided at the communities currently served and the continuing rollout of ancillary services programs to communities not currently serviced.  In addition, we plan to grow our revenues from ancillary services through the maturation of existing clinics.  Through the Innovative Senior Care program, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of many of our communities.  These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services.  The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services as well as social services as needed.  In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate and to seniors living outside of our communities. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided.  We have also begun offering hospice services in certain locations.  We believe that our Innovative Senior Care program is unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.  We believe there is a significant opportunity to grow our revenues by continuing to expand the scope of services at communities currently served and continuing the rollout of ancillary services programs to additional communities, which we believe will increase our revenue per unit in the future.  As of December 31, 2011, we offered therapy services to approximately 36,200 of our units and home health services to approximately 29,000 of our units.

•
Growth through the expansion, redevelopment and repositioning of existing communities.  Through our Program Max initiative, we intend to grow our revenues and cash flows through the expansion, redevelopment and repositioning of certain of our existing communities where economically advantageous.  Certain of our communities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents) offering increased capacity.  Additionally, the community, as well as our presence in the market, may benefit from adding a new level of service for residents.  Through Program Max, we may also reposition certain communities to meet the evolving needs of our customers.  This may include converting space from one level of care to another, reconfiguration of existing units, or the addition of services that are not currently present.

•
Growth through the acquisition and consolidation of asset portfolios and other senior living companies.  As opportunities arise, we plan to continue to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and senior living communities.  We may also seek to acquire the fee interest in communities that we currently lease or manage.  Our acquisition strategy will continue to focus primarily on communities where we can improve service delivery, occupancy rates and cash flow.

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

Since the beginning of 2007, the industry has been affected by the downturn in the housing market and by the economic environment in general.  In spite of these factors, over the past year, industry occupancy has continued its slow recovery that has been underway since the beginning of 2010 according to the National Investment Center for the Seniors Housing & Care Industry (“NIC”).  According to NIC, occupancy has increased 90 basis points to 88.0% in the independent living sector, has increased 30 basis points to 88.6% in the assisted living sector and has increased 10 basis points to 88.9% in the CCRC sector in the twelve months ended December 31, 2011.  Industry occupancy rates had been declining after reaching a cyclic high in early 2007 of 92.3% according to NIC.  Over the past year, occupancy has been rising modestly, as the pace of absorption has been outpacing inventory growth.  New senior housing construction starts have slowed dramatically since late 2008.  Due to the continued impact of the economic recession, securing financing for new projects has been very difficult.  For the foreseeable future, there will likely be very limited amounts of new construction in senior living.

Despite current economic conditions, we believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.  The primary market for senior living services is individuals age 75 and older.  According to U.S. Census data, the group is expected to grow by 1.2 million through 2015.  As a result of these demographic trends, we expect an increase in the demand for senior living services in future years.

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

Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2012. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.  In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, the Centers for Medicare & Medicaid Services (“CMS”) recently adopted a final rule reducing Medicare skilled nursing facility Prospective Payment System payments for the federal government’s 2012 fiscal year.  In addition, payments for our outpatient therapy services are tied to Medicare’s physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate (“SGR”) formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by January 1, 2013, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 27%.  We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes CMS will implement. This uncertainty is only exacerbated by the ongoing deficit reduction discussions in Washington. As part of its attempts to mitigate the impact of the reduction on physicians, it is possible that Congress may elect to reduce reimbursement rates for other Medicare providers.  Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Our History

We were formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc., or BLC, and Alterra Healthcare Corporation, or Alterra. BLC and Alterra had been operating independently since 1986 and 1981, respectively.  On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation, or ARC, another leading senior living provider which had been operating independently since 1978.  On September 1, 2011, we completed the acquisition of Horizon Bay, the then-ninth largest operator of senior living communities in the United States.

Our Product Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our primary product offerings consist of (i) retirement center communities; (ii) assisted living communities; (iii) CCRCs and (iv) management services.

Retirement Centers.  Our retirement center communities are primarily designed for middle to upper income seniors generally age 75 and older who desire an upscale residential environment providing the highest quality of service.

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, approximately 76.8% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 192 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

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

In addition to the basic services, our retirement center communities that include assisted living also provide residents with supplemental care service options to provide assistance with activities of daily living, or ADLs. The levels of care provided to residents vary from community to community depending, among other things, upon the licensing requirements and healthcare regulations of the state in which the community is located.

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

The communities in our Retirement Centers segment represent approximately 21.7% of our total senior living capacity.

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

The communities in our Assisted Living segment (including our memory care communities) represent approximately 32.3% of our total senior living capacity.

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

The communities in our CCRCs segment represent approximately 18.7% of our total senior living capacity.  The independent living units at our entrance fee communities (those units on which entry fees are paid) represent 4.6% of our total senior living capacity.  Excluding managed communities and equity homes (which are residences located on certain of our CCRC campuses that we do not generally own), entrance fee communities represent 9.7% of our total senior living capacity.

Management Services.    We operate certain of our communities pursuant to management agreements.  In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned in a joint venture structure in which we have an ownership interest.  Under the management agreements for these communities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

The communities in our Management Services segment represent 27.3% of our total senior living capacity.  As of December 31, 2011, we managed a total of 97 communities with a total of 18,302 units on behalf of third parties or joint ventures in which we have an ownership interest.  There are a total of 63 retirement centers, 22 assisted living communities and 12 CCRC communities (of which six are entrance fee communities) in our Management Services segment.

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

•
Geographically diverse, high-quality, purpose-built communities.  As of December 31, 2011, we operate a nationwide base of 647 purpose-built communities in 36 states, including 108 communities in nine of the ten most populous standard metropolitan statistical areas.

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

•
Significant experience in providing ancillary services.  Through our Innovative Senior Care program, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living, and CCRC communities.  Having therapy clinics and home health agencies located in our senior living communities to provide needed services to our residents is a distinct competitive difference.  We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors outside of our communities.

Segments

As of December 31, 2011, we had four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

Operating results from our four business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24 to our consolidated financial statements included in this Annual Report on Form 10-K.

Operations

Operations Overview

We believe that successful senior living operators must effectively combine the expertise and business disciplines of housing, hospitality, health care, marketing, finance and real estate.

We continually review opportunities to expand the types of services we provide to our residents. To date, we have been able to increase our average monthly revenue per unit each year and we have generally experienced increasing facility operating margins through a combination of the implementation of efficient operating procedures and the economies of scale associated with the size and number of our communities. Our operating procedures include securing national vendor contracts to obtain the lowest possible pricing for certain services such as food, energy and insurance, implementing effective budgeting and financial controls at each community, and establishing standardized training and operations procedures.

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

Competition

The senior living industry is highly competitive. We compete with numerous other organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial, except in the skilled nursing area.  Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major publicly-traded competitors which operate senior living communities are Sunrise Senior Living, Inc., Emeritus Corporation and Capital Senior Living Corporation and our major private competitors include Life Care Services, LLC and Atria Senior Living Group, as well as a large number of not-for-profit entities.  Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.  The largest three of these publicly-traded healthcare REITs measured on equity market capitalization include HCP, Inc., Ventas, Inc. and Health Care REIT, Inc.

Customers

Our target retirement center residents are senior citizens age 75 and older who desire or need a more supportive living environment. The average retirement center resident resides in a retirement center community for approximately 31 months. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

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

Our target CCRC residents are senior citizens who are seeking a community that offers a variety of services and a continuum of care so that they can “age in place.” These residents generally first enter the community as a resident of an independent living unit and may later move into an assisted living or skilled nursing area as their needs change.

We believe our combination of retirement center and assisted living operating expertise and the broad base of customers that this enables us to target creates a unique opportunity for us to invest in a broad spectrum of assets in the senior living industry, including retirement center, assisted living, CCRC and skilled nursing communities.

Employees

As of December 31, 2011, we had approximately 29,200 full-time employees and approximately 17,200 part-time employees, of which 416 work in our Nashville headquarters office, 437 work in our Milwaukee office, 59 work in our Chicago office, 42 work in our Tampa office, and 173 work in a variety of field-based management positions.  We currently consider our relationship with our employees to be good.

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

In recent years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing (including any refinancing or extension of our existing debt) on reasonable terms, which may negatively affect our business.

As of December 31, 2011, we had three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $85.7 million of letters of credit in the aggregate.  If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

We will rely on reimbursement from governmental programs for a greater portion of our revenues than before, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2012. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, the Centers for Medicare & Medicaid Services (“CMS”) recently adopted a final rule reducing Medicare skilled nursing facility Prospective Payment System payments for the federal government’s 2012 fiscal year.  In addition, payments for our outpatient therapy services are tied to Medicare’s physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate (“SGR”) formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by January 1, 2013, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 27%.  We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes CMS will implement. This uncertainty is only exacerbated by the ongoing deficit reduction discussions in Washington. As part of its attempts to mitigate the impact of the reduction on physicians, it is possible that Congress may elect to reduce reimbursement rates for other Medicare providers.  Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

General economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our community operating and general and administrative expenses, and we have no control or limited ability to control such factors.  In addition, current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.

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

•
Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, repositionings, new developments, acquisitions, general corporate and other purposes; and

•	Our ability to pay dividends to our stockholders may be limited.

Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. These measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenues and sustain profitability.  Any contemplated financing, refinancing or sale of assets might not be available on economically favorable terms to us.  In addition, certain of our debt agreements contain extension options.  If we are not able to satisfy the conditions precedent to exercising these extension options our liquidity and financial condition could be negatively impacted.

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

Our credit facilities, mortgage loans and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, foreclose on collateral securing the outstanding indebtedness and leases, and restrict our ability to make additional borrowings under the outstanding indebtedness or continue to operate the properties subject to the lease. Certain of our outstanding indebtedness and leases contain cross-default provisions so that a default under certain outstanding indebtedness would cause a default under certain of our leases. Certain of our outstanding indebtedness and leases also restrict, among other things, our ability to incur additional debt.

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

Certain of our master leases and management agreements also contain radius restrictions, which limit our ability to own, develop or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our expansion, development and acquisition plans.

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

If we are unable to expand or redevelop our communities in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.

We are currently working on projects that will expand, reposition or redevelop a number of our existing senior living communities over the next several years.  These projects are in various stages of development and are subject to a number of factors over which we have little or no control. These factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations. We cannot assure you that we will elect to undertake or complete all of our proposed expansion, repositioning and development projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our expansion, repositioning or development projects will be economically successful. Our failure to achieve our expansion and development plans could adversely impact our growth objectives, and our anticipated revenues and results of operations.

We may encounter difficulties in acquiring communities at attractive prices or integrating acquisitions with our operations, which may adversely affect our operations and financial condition.

We will continue to selectively target strategic acquisitions as opportunities arise. The process of identifying potential acquisition candidates, completing acquisition transactions and integrating acquired communities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial or other resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to achieve profitability. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire communities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of communities will not increase. Finally, when we are able to locate communities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

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

As of December 31, 2011, we owned or leased 11 lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

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

Early termination or non-renewal of our management agreements could cause a loss in revenues.

We operate certain of our communities pursuant to management agreements.  In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned in a joint venture structure in which we have an ownership interest.  At December 31, 2011, approximately 15.0% of our communities were managed for third parties or unconsolidated ventures. We obtained a significant portion of our management agreements as a result of our acquisition of Horizon Bay in

2011.  The majority of our management agreements are long-term agreements. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party (in which case we may be entitled to receive a contractual termination fee). Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with joint ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement.  Further, in the event of default on a loan, the lender may have the ability to terminate us as manager.  With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact our results of operations and cash flows.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain general liability and professional liability insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.  Effective January 1, 2010, our current policies are written on a claims-made basis and provide for deductibles of $150,000 for each claim.  Accordingly, we are, in effect, self-insured for claims that are less than $150,000.  If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operation and financial condition could be adversely affected.

Risks Related to Our Industry

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business operations and profits.

The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. Also, in several of the states in which we operate or intend to operate, assisted living communities and/or skilled nursing facilities require a certificate of need before the community can be opened or the services at an existing community can be expanded. Furthermore, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws, particularly with respect to large for-profit, multi-community providers like us. These requirements and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets and, if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer. We are unable to predict the future course of federal, state and local legislation or regulation. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, our earnings and operations could be adversely affected.

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

There are various extremely complex federal and state laws governing a wide array of referral relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business. Under the Deficit Reduction Act of 2005, or DRA 2005, every entity that receives at least $5.0 million annually in Medicaid payments must have established written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. Failure to comply with this new compliance requirement may potentially give rise to potential liability. DRA 2005 also creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act.

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

We face periodic and routine reviews, audits and investigations under our contracts with government agencies, and these audits could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including but not limited to the RAC and ZPIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program.  Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

•	required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare program or state programs; or

•	damage to our business and reputation in various markets.

These results could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

As of December 31, 2011, funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and various principals of Fortress, in the aggregate, beneficially own 20,091,326 shares, or approximately 16.6% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress and, pursuant to our Stockholders Agreement, Fortress currently has the ability to require us to nominate two individuals designated by Fortress for election as members of our nine-member Board of Directors (subject to their election by our stockholders).  As a result, Fortress may be able to substantially influence fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress’s interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their substantial influence over the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

In the future, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both.  Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their share holdings in us.

We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive or purchase plans or pursuant to the conversion or exercise features of our convertible senior notes and warrants) without any action or approval by our stockholders. We intend to continue to pursue selected acquisitions of senior living communities and may issue shares of common stock in connection with these acquisitions. Any shares issued in connection with our acquisitions or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At December 31, 2011, 121,132,539 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets.  In connection with our obligations under the Stockholders Agreement, we have on file with the SEC an effective registration statement permitting the resale, from time to time, of up to 20,091,326 shares of common stock owned by certain affiliates and various principals of Fortress. The shares covered by the registration statement are freely transferable pursuant to the registration statement and by subsequent purchasers that are not our affiliates.

In addition, as of December 31, 2011, we had registered under the Securities Act an aggregate of 12,100,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan. In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate Stock Purchase Plan, the number of shares available for purchase under the plan automatically increases by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

Subject to any restrictions imposed on the shares and options granted under our stock incentive programs, shares registered under these registration statements will be available for sale into the public markets.

Our ability to use net operating loss carryovers to reduce future tax payments will be limited.

Section 382 of the Internal Revenue code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of 50% of its stock over a three-year period, to utilize its net operating loss carryforward and certain built-in losses recognized in years after the ownership change.  These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.  We have determined that an ownership change occurred within the second quarter of 2010, and, therefore, losses carried into the change period will be limited on a go forward basis.  The annual limitation is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change, adjusted for certain items.  The annual limitation may be increased by certain built-in gains existing at the time of change.  In addition to the 2010 ownership change, we have had previous ownership changes.

Item 1B.                      Unresolved Staff Comments.

None.

Item 2.                      Properties.

Facilities

At December 31, 2011, we operated 647 communities across 36 states, with the capacity to serve approximately 67,100 residents. Of the communities we operated at December 31, 2011, we owned 200, we leased 350 pursuant to operating and capital leases, and 97 were managed by us and fully or majority owned by third parties.

The following table sets forth certain information regarding our communities at December 31, 2011:

	Occupancy		Ownership Status
State	Units	Rate(1)(2)	Owned	Leased	Managed	Total
Florida	13,735	83.9%	35	39	26	100
Texas	10,732	84.9%	22	35	25	82
Colorado	3,676	91.3%	6	17	8	31
California	3,440	88.6%	13	6	3	22
Ohio	3,291	86.0%	20	19	3	42
Illinois	3,238	89.4%	1	9	4	14
North Carolina	3,209	92.0%	3	51	1	55
Michigan	2,938	87.0%	7	26	3	36
Arizona	2,550	87.2%	3	11	5	19
Tennessee	1,627	93.1%	15	7	2	24
Virginia	1,614	84.3%	2	4	1	7
Kansas	1,468	90.3%	10	11	2	23
Oklahoma	1,418	87.1%	11	15	3	29
Alabama	1,307	94.6%	2	5	1	8
Indiana	1,305	82.8%	7	10	—	17
Rhode Island	1,184	85.0%	—	5	4	9
New York	1,157	93.0%	7	9	—	16
Washington	1,044	87.7%	4	8	—	12
Pennsylvania	936	86.2%	5	3	—	8
Missouri	926	90.6%	2	1	—	3
Georgia	838	81.1%	4	—	4	8
Oregon	765	97.4%	4	8	—	12
Minnesota	723	90.7%	—	16	1	17
South Carolina	625	79.5%	4	8	—	12
Kentucky	582	88.0%	—	1	1	2
Wisconsin	504	91.5%	4	10	—	14
New Jersey	494	78.5%	2	6	—	8
New Mexico	429	92.8%	1	2	—	3
Connecticut	425	78.6%	2	2	—	4
Massachusetts	280	85.0%	1	—	—	1
Idaho	228	98.7%	1	2	—	3
Nevada	147	90.5%	—	2	—	2
New Hampshire	97	58.8%	—	1	—	1
Louisiana	84	94.0%	—	1	—	1
Delaware	54	98.1%	1	—	—	1
Mississippi	37	78.4%	1	—	—	1
Total	67,107	87.0%	200	350	97	647

(1)	Includes the impact of managed properties.
(2)	Represents occupancy at the end of the period.

Substantially all of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 73,358 square foot facility in Nashville, Tennessee, our 117,609 square foot facility in Milwaukee, Wisconsin, and our 31,845 square foot facility in Chicago, Illinois.

Item 3.                      Legal Proceedings.

The information contained in Note 23 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.              (Removed and Reserved).

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 28, 2012:

Name	Age	Position
W.E. Sheriff	69	Chief Executive Officer
Mark W. Ohlendorf	51	Co-President and Chief Financial Officer
John P. Rijos	59	Co-President and Chief Operating Officer
T. Andrew Smith	51	Executive Vice President, General Counsel and Secretary
Bryan D. Richardson	53	Executive Vice President and Chief Administrative Officer
Gregory B. Richard	57	Executive Vice President – Field Operations
Kristin A. Ferge	38	Executive Vice President and Treasurer
George T. Hicks	54	Executive Vice President – Finance
H. Todd Kaestner	56	Executive Vice President – Corporate Development

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

Mark W. Ohlendorf became our Co-President in August 2005 and our Chief Financial Officer in March 2007. Mr. Ohlendorf previously served as Chief Executive Officer and President of Alterra from December 2003 until August 2005. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer of Alterra. Mr. Ohlendorf has over 25 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He currently serves as the chairman of the board of directors of the Assisted Living Federation of America.

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

	Fiscal 2011
	High	Low
First Quarter	$28.23	$20.90
Second Quarter	$28.30	$21.97
Third Quarter	$25.51	$12.27
Fourth Quarter	$17.54	$10.98

	Fiscal 2010
	High	Low
First Quarter	$22.21	$16.21
Second Quarter	$22.19	$14.84
Third Quarter	$16.44	$12.66
Fourth Quarter	$21.70	$15.93

The closing sale price of our common stock as reported on the NYSE on February 23, 2012 was $18.98 per share.  As of that date, there were approximately 465 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.              Selected Financial Data.

The selected financial data should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our historical consolidated financial statements and the related notes included elsewhere herein.  The consolidated financial data includes Brookdale Living Communities, Inc., Alterra Healthcare Corporation and American Retirement Corporation for all periods presented.  Other acquisitions are discussed in Note 4 in the notes to the consolidated financial statements.  Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2011 have been derived from our audited financial statements.

	For the Years Ended December 31,
	2011		2010		2009		2008	2007

Fiscal Year ended December 31, (in thousands, except per share and other operating data)
Total revenue		$2,457,918		$2,280,535		$2,100,274	$2,001,304	$1,905,697
Facility operating expense		1,508,571		1,437,930		1,302,277	1,261,581	1,170,937
General and administrative expense		148,327		131,709		134,864	140,919	138,013
Facility lease expense		274,858		270,905		272,096	269,469	271,628
Depreciation and amortization		268,506		292,341		271,935	276,202	299,925
Facility lease termination expense		―		4,608		―	―	―
(Gain) loss on sale of communities, net		―		(3,298)		2,043	―	―
Gain on acquisition		(1,982)		―		―	―	―
Goodwill and asset impairment		16,892		13,075		10,073	220,026	―
Costs incurred on behalf of unconsolidated ventures		152,566		67,271		77,206	73,250	66,401
Total operating expense		2,367,738		2,214,541		2,070,494	2,241,447	1,946,904
Income (loss) from operations		90,180		65,994		29,780	(240,143)	(41,207)
Interest income		3,538		2,238		2,354	7,618	7,519
Interest expense:
Debt		(124,873)		(132,641)		(128,869)	(147,389)	(143,991)
Amortization of deferred financing costs and debt discount		(13,427)		(8,963)		(9,505)	(9,707)	(7,064)
Change in fair value of derivatives and amortization		(3,878)		(4,118)		3,765	(68,146)	(73,222)
Loss on extinguishment of debt, net		(18,863)		(1,557)		(1,292)	(3,052)	(2,683)
Equity in earnings (loss) of unconsolidated ventures		1,432		168		440	(861)	(3,386)
Other non-operating income (expense)		56		(1,454)		4,146	1,708	402
Loss before income taxes		(65,835)		(80,333)		(99,181)	(459,972)	(263,632)
(Provision) benefit for income taxes		(2,340)		31,432		32,926	86,731	101,260
Net loss		(68,175)		(48,901)		(66,255)	(373,241)	(162,372)
Net loss attributable to noncontrolling interest		―		―		―	—	393
Net loss attributable to common stockholders		$(68,175)		$(48,901)		$(66,255)	$(373,241)	$(161,979)

Basic and diluted loss per share from operations attributable to common stockholders		$(0.56)		$(0.41)		$(0.60)	$(3.67)	$(1.60)
Weighted average shares of common stock used in computing basic and diluted loss per share		121,161		120,010		111,288	101,667	101,511
Dividends declared per share of common stock	$	―	$	―	$	―	$0.75	$1.95

Other Operating Data:
Total number of facilities (at end of period)		647		559		565	548	550
Total units operated(1)(2)
Period end		66,183		50,521		51,021	49,145	51,162
Weighted average		55,548		50,870		49,536	49,165	50,950
Occupancy rate (weighted average) (2)		87.3%		87.1%		86.5%	87.6%	90.6%
Average monthly revenue per unit(2)(3)		$4,612		$4,439		$4,253	$4,031	$3,577

	As of December 31,
	2011	2010	2009	2008	2007
(in thousands)
Cash and cash equivalents	$30,836	$81,827	$66,370	$53,973	$100,904
Total assets	$4,466,061	$4,530,470	$4,649,879	$4,449,258	$4,811,622
Total debt	$2,463,625	$2,570,296	$2,625,526	$2,552,929	$2,335,224
Total stockholders’ equity	$1,040,208	$1,059,997	$1,086,582	$960,601	$1,419,538
____________

(1)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(2)
Beginning in 2010, total units operated, occupancy rates and average monthly revenue per unit are reported using an average unit methodology based on a consistent treatment of units across all product lines, as compared to the  historical method where occupancy was reported based upon unit calculations that varied by product line.  Total units operated, occupancy rates and average monthly revenue per unit for 2009 and 2008 have been recast to conform to the current presentation.  However, total units operated, occupancy rates and average monthly revenue per unit for 2007 have not been recast as it was not practical to do so. As a result, total units operated, occupancy rates and average monthly revenue per unit for 2007 do not reflect the new average unit methodology adopted in 2010 and are not comparable to 2011, 2010, 2009 and 2008.

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

Executive Overview

During 2011, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy, home health and hospice services); (iii) expansion, redevelopment and repositioning of existing communities; and (iv) acquisition and consolidation of asset portfolios and other senior living companies.  To that end, as described below, during 2011, we acquired 100% of the equity interests in Horizon Bay, the then-ninth largest operator of senior living communities in the United States.

Our operating results for the year ended December 31, 2011 were favorably impacted by an increase in our total revenues, primarily driven by an increase in average monthly revenue per unit, including an increase in our ancillary services revenue, as well as the inclusion of revenue from recent acquisitions.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

During 2011, we continued our efforts to strengthen our financial position.  For example, on January 31, 2011, we entered into an amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement amended and restated our previous credit agreement.  The amended credit agreement increased the commitment under the credit facility to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 23, 2011, the commitment under the amended credit agreement was further increased to $230.0 million.  In addition, during the second quarter, we completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due 2018.  The net proceeds from the offering were used to repay a portion of our outstanding mortgage debt.  We ended the year with $30.8 million of unrestricted cash and cash equivalents on our consolidated balance sheet and $194.2 million of availability on our revolving credit facility (of which $65.0 million had been drawn as of December 31, 2011).

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2011 and 2010 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Total revenue	$2,457.9	$2,280.5	$177.4	7.8%
Net loss(1)	$(68.2)	$(48.9)	$19.3	39.4%
Adjusted EBITDA	$402.7	$408.5	$(5.8)	(1.4)%
Cash From Facility Operations	$239.9	$240.7	$(0.8)	(0.3)%
Facility Operating Income	$757.8	$744.3	$13.5	1.8%

(1) Net loss for 2011 and 2010 includes non-cash impairment charges of $16.9 million and $13.1 million, respectively.

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

Our revenues for the year ended December 31, 2011 increased to approximately $2.5 billion, an increase of $177.4 million, or 7.8%, over our revenues for the year ended December 31, 2010.  The increase in revenues in the current year was primarily a result of an increase in the average monthly revenue per unit compared to the prior year, including growing revenues from our ancillary services programs and the inclusion of revenue from recent acquisitions.  Our weighted average occupancy for the year ended December 31, 2011 and 2010 was 87.3% and 87.1%, respectively.  Beginning with the first quarter of 2010, occupancy rates and average monthly revenue per unit are being reported using the average unit methodology.  Occupancy rates and average monthly revenue per unit for all prior periods have been recast to conform to the current presentation.

During the year ended December 31, 2011, our Adjusted EBITDA and Cash From Facility Operations decreased by 1.4% and 0.3%, respectively, and Facility Operating Income increased by 1.8% when compared to the year ended December 31, 2010.

During 2011, we continued to expand our ancillary services offerings.  As of December 31, 2011, we offered therapy services to approximately 36,200 of our units and home health services to approximately 29,000 of our units.   We continue to see positive results from the maturation of previously-opened therapy and home health clinics.  We also expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

On September 1, 2011, we completed the acquisition of 100% of the equity interests in Horizon Bay.  As a result of the transaction, we added to our portfolio 91 communities with over 16,200 units in 19 states.

In connection with the acquisition, we restructured Horizon Bay’s existing relationship with HCP, Inc. (“HCP”) relating to 33 communities that Horizon Bay leased from HCP. First, we formed a joint venture with HCP to own and operate 21 of the communities utilizing a RIDEA structure. We acquired a 10% interest in the RIDEA joint venture.  We also manage the communities under a ten-year management agreement with four five-year renewal options and will retain all ancillary services operations.  The 21-community portfolio has a total of 5,000 units (approximately 4,206 independent living, 721 assisted living, and 73 Alzheimer's/dementia care units) and is primarily located in Florida, Texas, Illinois and Rhode Island.

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

We believe that the deteriorating housing market, credit crisis and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our communities, resulting in lower occupancy rates and occupancy levels when compared to historical levels.  We remain cautious about the economy and its effect on our customers and our business.  In addition, we continue to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  These factors also impact our potential independent living customers to a significant extent.  We expect occupancy and entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Year Ended December 31, 2011 and 2010

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$526,207	$530,161	$(3,954)	(0.7%)
Assisted Living	1,063,155	1,023,785	39,370	3.8%
CCRCs	702,395	653,727	48,668	7.4%
Total resident fees	2,291,757	2,207,673	84,084	3.8%
Management services(1)	166,161	72,862	93,299	128.0%
Total revenue	2,457,918	2,280,535	177,383	7.8%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Expense
Facility operating expense
Retirement Centers	313,379	311,345	2,034	0.7%
Assisted Living	695,464	661,859	33,605	5.1%
CCRCs	499,728	464,726	35,002	7.5%
Total facility operating expense	1,508,571	1,437,930	70,641	4.9%
General and administrative expense	148,327	131,709	16,618	12.6%
Facility lease expense	274,858	270,905	3,953	1.5%
Depreciation and amortization	268,506	292,341	(23,835)	(8.2%)
Gain on sale of communities, net	—	(3,298)	3,298	100.0%
Asset impairment	16,892	13,075	3,817	29.2%
Gain on acquisition	(1,982)	―	1,982	100.0%
Facility lease termination expense	—	4,608	(4,608)	(100.0%)
Costs incurred on behalf of managed communities	152,566	67,271	85,295	126.8%
Total operating expense	2,367,738	2,214,541	153,197	6.9%
Income from operations	90,180	65,994	24,186	36.6%
Interest income	3,538	2,238	1,300	58.1%
Interest expense:
Debt	(124,873)	(132,641)	(7,768)	(5.9%)
Amortization of deferred financing costs and debt discount	(13,427)	(8,963)	4,464	49.8%
Change in fair value of derivatives and amortization	(3,878)	(4,118)	(240)	(5.8%)
Loss on extinguishment of debt, net	(18,863)	(1,557)	17,306	NM
Equity in earnings of unconsolidated ventures	1,432	168	1,264	752.4%
Other non-operating income (expense)	56	(1,454)	1,510	103.9%
Loss before income taxes	(65,835)	(80,333)	(14,498)	(18.0%)
(Provision) benefit for income taxes	(2,340)	31,432	(33,772)	(107.4%)
Net loss	$(68,175)	$(48,901)	$19,274	39.4%
Selected Operating and Other Data:
Total number of communities (period end)	647	559	88	15.7%
Total units operated(2)
Period end	66,183	50,521	15,662	31.0%
Weighted average	55,548	50,870	4,678	9.2%
Owned/leased communities units(2)
Period end	47,895	46,735	1,160	2.5%
Weighted average	46,912	47,083	(171)	(0.4%)
Owned/leased communities occupancy rate (weighted average)	87.3%	87.1%	0.2%	0.2%
Average monthly revenue per unit(3)	$4,612	$4,439	$173	3.9%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	76	78	(2)	(2.6%)
Total units(2)
Period end	14,468	14,525	(57)	(0.4%)
Weighted average	14,188	14,700	(512)	(3.5%)
Occupancy rate (weighted average)	88.0%	87.2%	0.8%	0.9%
Average monthly revenue per unit(3)	$3,513	$3,445	$68	2.0%
Assisted Living
Number of communities (period end)	434	427	7	1.6%
Total units(2)
Period end	21,630	20,945	685	3.3%
Weighted average	21,323	21,109	214	1.0%
Occupancy rate (weighted average)	88.2%	88.4%	(0.2%)	(0.2%)

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Average monthly revenue per unit(3)	$4,712	$4,573	$139	3.0%
CCRCs
Number of communities (period end)	40	35	5	14.3%
Total units(2)
Period end	11,797	11,265	532	4.7%
Weighted average	11,401	11,274	127	1.1%
Occupancy rate (weighted average)	84.8%	84.3%	0.5%	0.6%
Average monthly revenue per unit(3)	$5,838	$5,517	$321	5.8%
Management Services
Number of communities (period end)	97	19	78	410.5%
Total units(2)
Period end	18,288	3,786	14,502	383.0%
Weighted average	8,636	3,787	4,849	128.0%
Occupancy rate (weighted average)	84.5%	83.8%	0.7%	0.8%

Selected Entrance Fee Data:	2011
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$6,361	$9,299	$10,815	$11,903	$38,378
Refundable entrance fees sales(4)	6,080	5,310	7,204	11,017	29,611
Total entrance fee receipts(5)	12,441	14,609	18,019	22,920	67,989
Refunds	(4,930)	(6,481)	(5,475)	(8,868)	(25,754)
Net entrance fees	$7,511	$8,128	$12,544	$14,052	$42,235

	2010
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$9,550	$8,354	$9,812	$9,770	$37,486
Refundable entrance fees sales(4)	8,442	6,619	12,242	9,117	36,420
Total entrance fee receipts(5)	17,992	14,973	22,054	18,887	73,906
Refunds	(5,762)	(5,360)	(4,984)	(4,954)	(21,060)
Net entrance fees	$12,230	$9,613	$17,070	$13,933	$52,846
__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Refundable entrance fee sales for the years ended December 31, 2011 and 2010 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $1.1 million, $1.6 million, $2.3 million and $4.0 million in the first, second, third and fourth quarters of 2011, respectively, and $0.1 million, $0.2 million, $6.5 million and $3.8 million in the first, second, third and fourth quarters of 2010, respectively.

(5)
Includes $12.6 million and $18.5 million of first generation entrance fee receipts (which represent initial entrance fees received from the sale of units at a recently opened entrance fee CCRC) during the year ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, our total operations included 647 communities with a capacity to serve 67,107 units.

Resident Fees

Resident fees increased over the prior-year principally due to an increase in average monthly revenue per unit during the current year, including an increase in our ancillary services revenue as we continued to roll out therapy and home health services to many of our communities, as well as the inclusion of revenue from recent acquisitions.  During the current year, revenues grew 3.1% at the 531 communities we operated during both periods with a 3.3% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.2% in these communities year over year.

Retirement Centers revenue decreased $4.0 million, or 0.7%, primarily due to the reclassification of three communities out of this segment during the first quarter of the current year as well as the sale of two communities during the current year.  The decrease in revenue was partially offset by increases in average monthly revenue per unit, including an increase in ancillary services revenue, and occupancy at the communities we operated during both years, as well as the inclusion of revenue from communities acquired in the current year.

Assisted Living revenue increased $39.4 million, or 3.8%, primarily due to an increase in the average monthly revenue per unit, including an increase in ancillary services revenue, as well as the reclassification of three communities from the Retirement Centers segment into this segment during the current year and the inclusion of revenue from communities acquired in the current year.  This increase was partially offset by a decrease in occupancy at the communities we operated during both years and the impact of the disposition of two communities during the current year.

CCRCs revenue increased $48.7 million, or 7.4%, primarily due to an increase in the average monthly revenue per unit, including an increase in our ancillary services revenue, and an increase in revenue from newly opened units as well as the inclusion of revenue from communities acquired in the current year.  This increase was partially offset by a decrease in occupancy at the communities we operated during both years.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $93.3 million, or 128.0%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions.  In the current year, we added 78 new managed communities in connection with these transactions.

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to an increase in salaries and wages, additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2010 and 2011, increased payroll taxes and workers compensation expense, as well as the inclusion of expenses from communities acquired during the current year.  These increases were partially offset by decreases in real estate tax expense related to changes in estimates, bad debt expense and lighting retrofit costs.

Retirement Centers operating expenses increased $2.0 million, or 0.7%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increases in salaries and wages due to wage rate increases and an increase in hours worked year over year, increases in payroll taxes, food expense, workers compensation expense and the inclusion of expenses from communities acquired in the current year.  These increases were partially offset by the reclassification of three communities out of this segment during the current year as well as decreases in real estate taxes related to changes in estimates and lighting retrofit costs.

Assisted Living operating expenses increased $33.6 million, or 5.1%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked year over year as well as the reclassification of three communities from the Retirement Centers segment into this segment during the current year.  Assisted Living operating expenses were also impacted by increases in payroll taxes and workers compensation expense and the inclusion of expenses from communities acquired in the current year.  These increases were partially offset by decreases in real estate tax expense.

CCRCs operating expenses increased $35.0 million, or 7.5%, primarily due to an increase in expenses incurred in connection with our ancillary services programs, increased salaries and wages due to wage rate increases and an increase in hours worked year over year and the inclusion of expenses from communities acquired in the current year.  CCRCs operating expenses were also impacted by increases in payroll taxes, health care supply expense, employee benefits and workers compensation expenses.  These increases were partially offset by decreases in bad debt expense and lighting retrofit costs.

General and Administrative Expense

General and administrative expense increased $16.6 million, or 12.6%, primarily as a result of increased salaries and wages, payroll taxes, employee benefits, travel expenses and integration and transaction-related costs, partially offset by a decrease in corporate expense allocations.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration and transaction-related costs, was 4.4% and 4.7% for the years ended December 31, 2011 and 2010, respectively, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2011		2010

Resident fee revenues	$2,291,757	88.3%	$2,207,673	94.1%
Resident fee revenues under management	304,717	11.7%	139,478	5.9%
Total	$2,596,474	100%	$2,347,151	100%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration and transaction-related costs)	$114,083	4.4%	$110,950	4.7%
Non-cash stock-based compensation expense	19,856	0.8%	20,759	0.9%
Integration and transaction-related costs	14,388	0.6%	―	0.0%
General and administrative expenses (including non-cash stock-based compensation expense and integration and transaction-related costs)	$148,327	5.7%	$131,709	5.6%

Facility Lease Expense

Facility lease expense increased $4.0 million, or 1.5%, primarily due to normal operating lease expense escalations and the acquisition of 12 leased properties in conjunction with the Horizon Bay and HCP transactions.  The increase was partially offset by the purchase of four leased communities and the non-renewal of two leased communities that occurred late in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $23.8 million, or 8.2%, primarily as a result of the management contract and therapy services intangibles related to a 2006 acquisition becoming fully amortized during the current year, as well as in-place lease intangibles from prior acquisitions and furniture and equipment becoming fully amortized during the current year.

Asset Impairment

During 2011 and 2010, we recognized $16.9 million and $13.1 million, respectively, of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living and Retirement Center segments.  We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Gain on Acquisition

During 2011, we recognized $2.0 million as a gain on acquisition related to the acquisition of Horizon Bay.  See Note 4 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further detail.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $85.3 million, or 126.8%, primarily due to management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions.  We added 78 new managed communities in connection with these transactions.

Interest Income

Interest income increased $1.3 million, or 58.1%, primarily due to increased interest income earned on our restricted marketable securities.

Interest Expense

Interest expense decreased $3.5 million, or 2.4%, primarily due to a decrease in interest expense on our mortgage debt due to lower average outstanding debt year over year.  The decrease was partially offset by additional expense from the amortization of our debt discount primarily on our convertible notes issued during 2011 and higher interest cost related to our line of credit which had a higher average outstanding balance drawn year over year.

Loss on Extinguishment of Debt, net

During 2011, we recognized $18.9 million as a loss on extinguishment of debt, related to costs incurred in connection with the early repayment of first and second mortgage notes.

Income Taxes

The reduction in the income tax benefit over the prior year is due to a decrease in the effective tax rate from 39.1% in 2010 to (3.6)% in 2011.  This decrease is primarily due to the impact of our decision to record a valuation allowance against the deferred tax benefit generated during 2011.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Statement of Operations Data:
Total revenue
Resident fees
Retirement Centers	$530,161	$496,744	$33,417	6.7%
Assisted Living	1,023,785	925,917	97,868	10.6%
CCRCs	653,727	593,688	60,039	10.1%
Total resident fees	2,207,673	2,016,349	191,324	9.5%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Management services(1)	72,862	83,925	(11,063)	(13.2%)
Total revenue	2,280,535	2,100,274	180,261	8.6%
Expense
Facility operating expense
Retirement Centers	311,345	283,136	28,209	10.0%
Assisted Living	661,859	600,948	60,911	10.1%
CCRCs	464,726	418,193	46,533	11.1%
Total facility operating expense	1,437,930	1,302,277	135,653	10.4%
General and administrative expense	131,709	134,864	(3,155)	(2.3%)
Facility lease expense	270,905	272,096	(1,191)	(0.4%)
Depreciation and amortization	292,341	271,935	20,406	7.5%
(Gain) loss on sale of communities, net	(3,298)	2,043	(5,341)	(261.4%)
Asset impairment	13,075	10,073	3,002	29.8%
Costs incurred on behalf of managed communities	67,271	77,206	(9,935)	(12.9%)
Facility lease termination expense	4,608	―	4,608	100.0%
Total operating expense	2,214,541	2,070,494	144,047	7.0%
Income from operations	65,994	29,780	36,214	121.6%
Interest income	2,238	2,354	(116)	(4.9%)
Interest expense:
Debt	(132,641)	(128,869)	3,772	2.9%
Amortization of deferred financing costs and debt discount	(8,963)	(9,505)	(542)	(5.7%)
Change in fair value of derivatives and amortization	(4,118)	3,765	(7,883)	(209.4%)
Loss on extinguishment of debt, net	(1,557)	(1,292)	265	20.5%
Equity in earnings of unconsolidated ventures	168	440	(272)	(61.8%)
Other non-operating income	(1,454)	4,146	(5,600)	(135.1%)
Loss before income taxes	(80,333)	(99,181)	(18,848)	(19.0%)
Benefit for income taxes	31,432	32,926	(1,494)	(4.5%)
Net loss	$(48,901)	$(66,255)	$(17,354)	(26.2%)
Selected Operating and Other Data:
Total number of communities (period end)	559	565	(6)	(1.1%)
Total units operated(2)
Period end	50,521	51,021	(500)	(1.0%)
Weighted average	50,870	49,536	1,334	2.7%
Owned/leased communities units(2)
Period end	46,735	46,881	(146)	(0.3%)
Weighted average	47,083	45,174	1,909	4.2%
Owned/leased communities occupancy rate (weighted average)	87.1%	86.5%	0.6%	0.7%
Average monthly revenue per unit(3)	$4,439	$4,253	$186	4.4%
Selected Segment Operating and Other Data
Retirement Centers
Number of communities (period end)	78	80	(2)	(2.5%)
Total units(2)
Period end	14,525	14,396	129	0.9%
Weighted average	14,700	14,137	563	4.0%
Occupancy rate (weighted average)	87.2%	87.2%	―	―
Average monthly revenue per unit(3)	$3,445	$3,358	$87	2.6%
Assisted Living
Number of communities (period end)	427	430	(3)	(0.7%)
Total units(2)
Period end	20,945	21,173	(228)	(1.1%)

dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Weighted average	21,109	20,201	908	4.5%
Occupancy rate (weighted average)	88.4%	86.8%	1.6%	1.8%
Average monthly revenue per unit(3)	$4,573	$4,401	$172	3.9%
CCRCs
Number of communities (period end)	35	36	(1)	(2.8%)
Total units(2)
Period end	11,265	11,312	(47)	(0.4%)
Weighted average	11,274	10,836	438	4.0%
Occupancy rate (weighted average)	84.3%	85.1%	(0.8%)	(0.9%)
Average monthly revenue per unit(3)	$5,517	$5,168	$349	6.8%
Management Services
Number of communities (period end)	19	19	―	―
Total units(2)
Period end	3,786	4,140	(354)	(8.6%)
Weighted average	3,787	4,362	(575)	(13.2%)
Occupancy rate (weighted average)	83.8%	84.2%	(0.4%)	(0.5%)

Selected Entrance Fee Data:	2010
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$9,550	$8,354	$9,812	$9,770	$37,486
Refundable entrance fees sales(4)	8,442	6,619	12,242	9,117	36,420
Total entrance fee receipts(5)	17,992	14,973	22,054	18,887	73,906
Refunds	(5,762)	(5,360)	(4,984)	(4,954)	(21,060)
Net entrance fees	$12,230	$9,613	$17,070	$13,933	$52,846

	2009
	Q1	Q2	Q3	Q4	YTD
Non-refundable entrance fees sales	$4,872	$5,718	$12,635	$15,264	$38,489
Refundable entrance fees sales(4)	3,638	4,098	9,296	13,354	30,386
Total entrance fee receipts(5)	8,510	9,816	21,931	28,618	68,875
Refunds	(5,836)	(6,357)	(4,649)	(6,074)	(22,916)
Net entrance fees	$2,674	$3,459	$17,282	$22,544	$45,959
__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

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

Resident Fees

The increase in resident fees occurred across all segments.  Resident fees increased over the prior-year principally due to an increase in average monthly revenue per unit during 2010, including an increase in our ancillary services revenue as we continued to roll out therapy and home health services to many of our communities, the inclusion of revenue from recent acquisitions and expansions, and an increase in occupancy.  During 2010, revenues grew 3.2% at the 510 communities we operated during both periods with a 2.9% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.3% in these communities year over year.

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

CCRCs revenue increased $60.0 million, or 10.1%, primarily due to the inclusion of expansions that opened late in the prior period and an increase in the average monthly revenue per unit, including an increase in our ancillary services revenue, at the communities we operated during both periods, partially offset by a decrease in occupancy at these same communities year over year.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, decreased $11.1 million, or 13.2%, primarily attributable to four management agreements being terminated late in the prior year.  The decrease was partially offset by the commencement of a new management agreement in mid-2009.  Three of the terminated management agreements were attributed to us acquiring the remaining interest in the communities that we previously managed.

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to the inclusion of expenses from recent acquisitions and expansions, an increase in salaries and wages, and additional expense incurred in connection with the continued expansion of our ancillary services programs.  These increases were partially offset by a decrease in insurance expense related to changes in estimates and reduced workers compensation expenses.

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

General and Administrative Expense

General and administrative expense decreased $3.2 million, or 2.3%, primarily as a result of a decrease in non-cash stock-based compensation expense in connection with restricted stock grants and transaction-related costs incurred in the prior year.  These decreases were partially offset by increased travel and employee benefit expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration and transaction-related costs, was 4.7% for the years ended December 31, 2010 and 2009, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2010		2009

Resident fee revenues	$2,207,673	94.1%	$2,016,349	92.7%
Resident fee revenues under management	139,478	5.9%	157,618	7.3%
Total	$2,347,151	100%	$2,173,967	100%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration and transaction-related costs)	$110,950	4.7%	$101,676	4.7%
Non-cash stock-based compensation expense	20,759	0.9%	26,935	1.2%
Integration and transaction-related costs	―	0.0%	6,253	0.3%
General and administrative expenses (including non-cash stock-based compensation expense and integration and transaction-related costs)	$131,709	5.6%	$134,864	6.2%

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

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities decreased $9.9 million, or 12.9%, primarily due to decreased occupancy at our managed communities year over year.

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

Revenue Recognition and Assumptions at Entrance Fee Communities

Our entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the non-refundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple, adjusted annually.  In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit contingent upon resale.  We estimate the portion of such entrance fees that will be repaid to the resident from other contingently refundable entrance fees received or non-refundable entrance fees received and record that portion as deferred revenue with the remainder classified as refundable entrance fees.  The portion recorded as deferred revenue is amortized over the life of the entrance fee building.  We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, our current policy provides for deductibles for each and every claim ($150,000 effective January 1, 2010).  The amount of liquid assets separately available to satisfy these deductible obligations is $17.3 million as of December 31, 2011 (classified as cash and escrow deposits – restricted in the consolidated balance sheets).  As a result, we are effectively self-insured for claims that are less than $150,000.  In addition, we maintain a self-insured workers compensation program (with excess loss coverage generally above $1.0 million effective January 1, 2010) and a self-insured employee medical program (with excess loss coverage above $0.3 million per individual claim). We are self-insured for amounts below these excess loss coverage amounts.  We have formed a wholly-owned “captive” insurance company, Senior Services Insurance Limited (“SSIL”) for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs.  SSIL issues policies of insurance to and receives premiums from Brookdale Senior Living Inc. that are reimbursed through expense allocation to each operated community and us. SSIL pays the costs for each claim above a deductible up to a per claim limit. Third-party insurers are responsible for claim costs above this limit. These third-party insurers carry an A.M. Best rating of A-/VII or better.

The cost of our employee health and dental benefits, net of employee contributions, is shared by us and our communities based on the respective number of participants working directly either at our corporate offices or at the communities. Cash received is used to pay the actual costs of administering the program which include paid claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by us.  Claims are paid as they are submitted to the plan administrator.

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

Investment in Unconsolidated Ventures

ASC 810 – Consolidation of Variable Interest Entities, addresses the identification of variable interest entities (“VIE”) and consolidation by business enterprises deemed to be primary beneficiaries in the VIE.  We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2011, we did not have any unconsolidated VIEs.  Investments in affiliated companies that we do not control, but have the ability to exercise significant influence over governance and operation, are accounted for by the equity method.

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

When the majority equity partner in one of our ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by us are first recorded as a reduction of our investment. Next, we record a liability for any contractual or implied future financial support to the venture including obligations in our role as a general partner. Any remaining distributions are recorded as our share of earnings and return on investment in unconsolidated ventures in the consolidated statements of operations.

We evaluate realization of our investment in ventures accounted for using the equity method if circumstances indicate that our investment is other than temporarily impaired.

Income Taxes

We account for income taxes under the provisions of ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2011 and 2010, we have a valuation allowance against deferred tax assets of approximately $40.8 million and $10.8 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income.  This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

We have elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2011, we operated 350 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Communities under operating leases are accounted for in our statement of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

For leases in which we are involved with the construction of the building, we account for the lease during the construction period under the provisions of ASC 840.  If we conclude that we have substantively all of the risks of ownership during construction of a leased property and therefore we are deemed the owner of the project for accounting purposes, we record an asset and related financing obligation for the amount of total project costs related to construction in progress and the pre-existing asset.  Once construction is complete, we consider the requirements under ASC 840-40 – Leases – Sale-Leaseback Transactions.  If the arrangement does not qualify for sale-leaseback accounting, we continue to amortize the financing obligation and depreciate the building over the lease term.

Allowance for Doubtful Accounts and Contractual Adjustments

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $17.0 million and $14.5 million as of December 31, 2011 and 2010, respectively.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 79.5% and 80.6% of our resident and healthcare revenues for the years ended December 31, 2011 and 2010, respectively, were derived from private pay customers and 20.5% and 19.4% of our resident and healthcare revenues for the years ended December 31, 2011 and 2010, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets, Goodwill and Purchase Accounting

As of December 31, 2011 and 2010, our long-lived assets were comprised primarily of $3.7 billion of property, plant and equipment and leasehold intangibles. In accounting for our long-lived assets, other than goodwill, we apply the provisions of ASC 360 Property, Plant and Equipment.  In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders’ interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with our acquisition of ARC and our formation transactions was allocated to the respective reporting unit and included in our application of the provisions of ASC 350 Intangibles – Goodwill and Other (“ASC 350”).  We account for goodwill under the provisions of ASC 350.  As of December 31, 2011 and 2010, we had $109.6 million and $109.7 million of goodwill, respectively.

We test long-lived assets other than goodwill and indefinite-lived intangible assets for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset (group) is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset (group). If this comparison indicates that the carrying value of an asset (group) is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset (group) exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life.  During the years ended December 31, 2011 and 2010, we evaluated long-lived depreciable assets using the same cash flow data used to evaluate goodwill and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities.  Estimated fair values were determined and non-cash asset impairment charges of $16.9 million and $13.1 million were taken for the years ended December 31, 2011 and 2010, respectively, for six communities in each period within the Retirement Centers and Assisted Living segments.

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

Stock-Based Compensation

We adopted ASC 718 Compensation – Stock Compensation  ("ASC 718") in connection with initial grants of restricted stock effective August 2005, which were converted into shares of our restricted stock on September 30, 2005 in connection with our formation transaction. ASC 718 requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Cash provided by operating activities	$268,427	$228,244
Cash used in investing activities	(203,899)	(136,505)
Cash used in financing activities	(115,519)	(76,282)
Net (decrease) increase in cash and cash equivalents	(50,991)	15,457
Cash and cash equivalents at beginning of year	81,827	66,370
Cash and cash equivalents at end of year	$30,836	$81,827

The increase in cash provided by operating activities was attributable primarily to increased cash provided by changes in working capital and, to a lesser extent, improved operating results.

The increase in cash used in investing activities was primarily attributable to an increase in spending on property, plant, equipment and leasehold intangibles and cash paid for acquisitions.  In the current year, we also invested cash to gain a non-controlling interest in a joint venture.  The increase was partially offset by an increase in cash received from the proceeds from the sale of assets as well as a decrease in cash related to the release of escrow on a recently opened entrance fee CCRC.  The escrowed funds were used to repay debt outstanding on the community.

The increase in cash used in financing activities was primarily attributable to an increase in net repayments of debt year over year including the repayment of debt on a recently opened CCRC when entrance fees originally escrowed were released in accordance with state regulations as well as repayments of debt from proceeds received in connection with the convertible debt offering in June 2011.  Additionally, there was an increase in the cash portion of the loss on extinguishment of debt in the current year and we repurchased 1,217,100 shares of our common stock at an aggregate cost of $17.6 million.  The increase was partially offset by net cash received from the current year convertible debt offering.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, redevelopment and repositioning of our current communities and the development of new communities;
•	other corporate initiatives (including information systems);
•	acquisition consideration and transaction costs;
•	purchases of common stock under our share repurchase authorization; and
•	to a lesser extent, cash collateral required to be posted in connection with our interest rate swaps and related financial instruments.

We are highly leveraged and have significant debt and lease obligations.  As of December 31, 2011, we have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $85.7 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At December 31, 2011, we had $2.1 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.78% (calculated using an imputed interest rate of 7.5% for our

$316.3 million convertible senior notes due 2018).  At December 31, 2011, we had $348.2 million of capital and financing lease obligations, $65.0 million was drawn on our revolving loan facility, and $78.1 million of letters of credit had been issued under our letter of credit facilities.  Approximately $47.7 million of our debt and capital lease obligations are due on or before December 31, 2012.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2012, we will be required to make approximately $284.5 million of payments in connection with our existing operating leases.

We had $30.8 million of cash and cash equivalents at December 31, 2011, excluding cash and escrow deposits-restricted, marketable securities-restricted and lease security deposits of $167.4 million in the aggregate.  As of that date, we also had $194.2 million of availability on our revolving credit facility (of which $65.0 million had been drawn as of December 31, 2011).

At December 31, 2011, we had $340.1 million of negative working capital, which includes the classification of $242.6 million of refundable entrance fees and $7.7 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $42.2 million of cash for the year ended December 31, 2011.  This includes $12.6 million of first generation entrance fee receipts which represent initial entrance fees received from the sale of units at a recently opened entrance fee CCRC.

For the year ending December 31, 2012, we anticipate that we will make investments of approximately $135.0 million to $145.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $95.0 million to $100.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the year ended December 31, 2011, we spent approximately $33.7 million for net recurring capital expenditures and approximately $80.1 million for expenditures relating to other major projects and corporate initiatives.

In addition, during 2011, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $60.0 million to $70.0 million over the next 12 months in connection with recently initiated or currently planned projects.  For the year ended December 31, 2011, we spent approximately $39.6 million in connection with our Program Max initiative.

During 2012, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursement and amounts drawn on our credit facility.

As opportunities arise, we plan to continue to take advantage of the fragmented senior housing and care sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and communities. We may also seek to acquire the fee interest in communities that we currently lease or manage.

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization.  As of December 31, 2011, we have $248.8 million in aggregate notional amount of interest rate caps, a $27.8 million notional amount swap that does not require cash collateralization and a $150.0 million notional amount swap that does require cash collateralization.  $216.9 million of our variable rate debt, excluding our secured line of credit and capital lease obligations, is not subject to any cap or swap agreements.

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

As of December 31, 2011, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of December 31, 2011, we had an available secured line of credit with a $230.0 million commitment and $194.2 million of availability (of which $65.0 million had been drawn as of such date).  We also had secured and unsecured letter of credit facilities of up to $85.7 million in the aggregate as of December 31, 2011.  $78.1 million of letters of credit had been issued under these facilities as of such date.

Convertible Debt Offering

In June 2011, we completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes (the "Notes"). We received net proceeds of approximately $308.2 million after the deduction of underwriting commissions and offering expenses.  We used a portion of the net proceeds to pay our cost of the convertible note hedge transactions described below, taking into account our proceeds from the warrant transactions described below, and used the balance of the net proceeds to repay existing outstanding debt.  The Notes are senior unsecured obligations and rank equally in right of payment to all of our other senior unsecured debt, if any. The Notes will be senior in right of payment to any of our debt which is subordinated by its terms to the Notes (if any). The Notes are also structurally subordinated to all debt and other liabilities and commitments (including trade payables) of our subsidiaries. The Notes are also effectively subordinated to our secured debt to the extent of the assets securing such debt.

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. Holders may convert their Notes at their option prior to the close of business on the second trading day immediately preceding the stated maturity date only under the following circumstances:  (i) during any fiscal quarter commencing after the fiscal quarter ending September 30, 2011, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events.  On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.  Unconverted Notes mature at par in June 2018.

Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock at our election.  It is our current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.

In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such transaction by a number of additional shares of common stock as set forth in the supplemental indenture governing the Notes.

In connection with the offering of the Notes, in June 2011, we entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain financial institutions (the “Hedge Counterparties”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, 10,784,315 shares of common stock.  We also entered into warrant transactions with the Hedge Counterparties whereby the Company sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to 10,784,315 shares of common stock (the “Sold Warrant Transactions”).  The warrants have a strike price of $40.25 per share, subject to customary anti-dilution adjustments.

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

The Convertible Note Hedges and Sold Warrant Transactions are separate transactions (in each case entered into by us and the Hedge Counterparties), are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. Holders of the Notes do not have any rights with respect to the Convertible Note Hedges or the Sold Warrant Transactions.

These hedging transactions had a net cost of approximately $31.9 million, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2011.

		Payments Due by Twelve Months Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
	(dollars in thousands)
Contractual Obligations:
Long-term debt obligations(1)	$2,818,557	$131,687	$607,985	$250,816	$117,214	$170,924	$1,539,931
Capital lease obligations(1)	551,270	55,887	56,979	56,365	55,767	50,474	275,798
Operating lease obligations(2)	2,148,807	284,492	282,889	262,725	253,516	250,393	814,792
Refundable entrance fee obligations(3)	242,588	26,078	26,078	26,078	26,078	26,078	112,198
Total contractual obligations	$5,761,222	$498,144	$973,931	$595,984	$452,575	$497,869	$2,742,719

Total commercial construction commitments	$6,429	$6,429	$—	$—	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2011 rate after giving effect to in-place interest rate swaps.

(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2011 rate.

(3)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $78.1 million as of December 31, 2011.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of December 31, 2011, we have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $85.7 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

As of December 31, 2011 and 2010, our outstanding property-level secured debt and capital leases were $2.2 billion and $2.6 billion, respectively.

During 2011, we incurred $482.7 million of property-level debt primarily related to the financing of acquisitions, the expansion of certain communities, the refinancing of existing debt and the releveraging of certain assets.  Approximately $149.6 million of the new debt was issued at a variable interest rate and the remaining $333.1 million was issued at a fixed interest rate.  Refer to the notes to the consolidated financial statements for a detailed discussion of the new debt and related terms.

We have secured self-insured retention risk under workers’ compensation and general liability and professional liability programs with cash aggregating $17.3 million and $18.0 million as of December 31, 2011 and 2010, respectively, and letters of credit aggregating $40.7 million and $33.7 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, we are in compliance with the financial covenants of our outstanding debt, including those covenants measuring facility operating income to gauge debt coverage.

Long-Term Leases

As of December 31, 2011, we have 350 communities operated under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

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

For the year ended December 31, 2011, our minimum annual cash lease payments for our capital/financing leases and operating leases were $54.5 million and $268.6 million, respectively.

As of December 31, 2011, we are in compliance with the financial covenants of our capital and operating leases, including those covenants measuring facility operating income to gauge lease coverage.

Hedging

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  As of December 31, 2011, we have $248.8 million in aggregate notional amount of interest rate caps, $177.8 million in aggregate notional amount of swaps (of which $150.0 million requires cash collateralization) and $216.9 million of variable rate debt, excluding our secured line of credit and capital lease obligations, that is not subject to any cap or swap agreements.

All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value.

The following table summarizes the Company’s swap instruments at December 31, 2011 (dollars in thousands):

Current notional balance	$177,756
Highest possible notional	$177,756
Lowest interest rate	0.87%
Highest interest rate	5.49%
Average fixed rate	1.59%
Earliest maturity date	2013

Latest maturity date	2016
Weighted average original maturity	3.2 years
Estimated liability fair value (included in other liabilities at December 31, 2011)	$(2,809)
Estimated asset fair value (included in other assets at December 31, 2010)	$281

The following table summarizes the Company’s cap instruments at December 31, 2011 (dollars in thousands):

Current notional balance	$248,768
Highest possible notional	$248,768
Lowest interest cap rate	5.50%
Highest interest cap rate	6.00%
Average fixed cap rate	5.74%
Earliest maturity date	2012
Latest maturity date	2013
Weighted average original maturity	2.6 years
Estimated asset fair value (included in other liabilities at December 31, 2011)	$—
Estimated asset fair value (included in other assets at December 31, 2010)	$157

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

At December 31, 2011, approximately $636.8 million of our indebtedness, excluding our line of credit, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate swaps and interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our line of credit.

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

and including:

•
entrance fee receipts and refunds (excluding first generation entrance fee receipts from the sale of units at a recently opened entrance fee CCRC and first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community).

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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Years Ended December 31(1),
	2011	2010	2009
Net loss	$(68,175)	$(48,901)	$(66,255)
Provision (benefit) for income taxes	2,340	(31,432)	(32,926)
Other non-operating (income) expense	(56)	1,454	(4,146)
Equity in earnings of unconsolidated ventures	(1,432)	(168)	(440)
Loss on extinguishment of debt, net	18,863	1,557	1,292
Interest expense: Debt	93,229	102,245	99,653
Capitalized lease obligation	31,644	30,396	29,216
Amortization of deferred financing costs and debt discount	13,427	8,963	9,505
Change in fair value of derivatives and amortization	3,878	4,118	(3,765)
Interest income	(3,538)	(2,238)	(2,354)
Income from operations	90,180	65,994	29,780
Facility lease termination expense	—	4,608	―
(Gain) loss on sale of communities, net	—	(3,298)	2,043
Gain on acquisition	(1,982)	—	—
Depreciation and amortization	268,506	292,341	271,935
Asset impairment	16,892	13,075	10,073
Straight-line lease expense	8,608	10,521	15,851
Amortization of deferred gain	(4,373)	(4,343)	(4,345)
Amortization of entrance fees	(25,401)	(24,397)	(21,661)
Non-cash stock-based compensation expense	19,856	20,759	26,935
Change in future service obligation	—	(1,064)	(2,342)
Entrance fee receipts(2)	67,989	73,906	68,875
First generation entrance fees received(3)	(12,617)	(18,548)	(25,673)
Entrance fee disbursements(4)	(24,993)	(21,060)	(22,916)
Adjusted EBITDA	$402,665	$408,494	$348,555

(1)
The calculation of Adjusted EBITDA includes integration and transaction-related costs of $14.4 million and $6.3 million for the years ended December 31, 2011 and 2009, respectively.  There were no such costs in 2010.

(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC.
(4)
Entrance fee refunds disbursed excludes $0.8 million of first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community for the year ended December 31, 2011.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	first generation entrance fee receipts at a recently opened entrance fee CCRC;

•	entrance fee refunds disbursed adjusted for first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community;

•	lease financing debt amortization with fair market value or no purchase options;

•	facility lease termination expense;

•	recurring capital expenditures, net;

•	distributions from unconsolidated ventures from cumulative share of net earnings;

•	CFFO from unconsolidated ventures; and

•	other.

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

In the fourth quarter of 2010, we revised the definition of Cash From Facility Operations to exclude distributions from unconsolidated ventures from cumulative share of net earnings and include our proportionate share (based on equity ownership percentages) of the Cash From Facility Operations generated by our unconsolidated ventures.   This impact is included in the Cash From Facility Operations for the years ended December 31, 2011 and 2010.  Due to immateriality, the year ended December 31, 2009 has not been restated.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Years Ended December 31(1),
	2011	2010	2009
Net cash provided by operating activities	$268,427	$228,244	$237,220
Changes in operating assets and liabilities	20,914	46,674	4,532
Refundable entrance fees received (2)(3)	29,611	36,420	30,386
First generation entrance fees received(4)	(12,617)	(18,548)	(25,673)
Entrance fee refunds disbursed(5)	(24,993)	(21,060)	(22,916)
Recurring capital expenditures, net	(33,661)	(27,969)	(19,522)
Lease financing debt amortization with fair market value or no purchase options	(10,465)	(8,972)	(7,195)

Facility lease termination expense	—	4,608	―
Distributions from unconsolidated ventures from cumulative share of net earnings	(582)	(775)	―
CFFO from unconsolidated ventures	3,289	2,050	―
Cash From Facility Operations	$239,923	$240,672	$196,832

(1)
The calculation of Cash From Facility Operations includes integration and transaction-related costs of $14.4 million and $6.3 million for the years ended December 31, 2011 and 2009, respectively.  There were no such costs in 2010.

(2)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the years ended December 31, 2011, 2010 and 2009 were $3.3 million, $1.7 million and $9.3 million, respectively.

(3)
Total entrance fee receipts for the year ended December 31, 2011, 2010 and 2009 were $68.0 million, $73.9 million, and $68.9 million, respectively, including $38.4 million, $37.5 million and $38.5 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

(4)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC.
(5)
Entrance fee refunds disbursed excludes $0.8 million of first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community for the year ended December 31, 2011.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss	$(68,175)	$(48,901)	$(66,255)
Provision (benefit) for income taxes	2,340	(31,432)	(32,926)
Other non-operating (income) expense	(56)	1,454	(4,146)
Equity in earnings of unconsolidated ventures	(1,432)	(168)	(440)
Loss on extinguishment of debt, net	18,863	1,557	1,292
Interest expense:
Debt	93,229	102,245	99,653
Capitalized lease obligation	31,644	30,396	29,216
Amortization of deferred financing costs and debt discount	13,427	8,963	9,505
Change in fair value of derivatives and amortization	3,878	4,118	(3,765)
Interest income	(3,538)	(2,238)	(2,354)
Income from operations	90,180	65,994	29,780
Facility lease termination expense	—	4,608	―
(Gain) loss on sale of communities, net	—	(3,298)	2,043
Depreciation and amortization	268,506	292,341	271,935
Asset impairment	16,892	13,075	10,073
Gain on acquisition	(1,982)	—	—
Facility lease expense	274,858	270,905	272,096
General and administrative (including non-cash stock-based compensation expense)	148,327	131,709	134,864
Change in future service obligation	—	(1,064)	(2,342)
Amortization of entrance fees	(25,401)	(24,397)	(21,661)
Management fees	(13,595)	(5,591)	(6,719)
Facility Operating Income	$757,785	$744,282	$690,069

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2011, we had approximately $1.4 billion of long-term fixed rate debt, $0.6 billion of long-term variable rate debt and $348.2 million of capital and financing lease obligations. As of December 31, 2011, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.78% (calculated using an imputed interest rate of 7.50% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of December 31, 2011, $1.6 billion, or 77.5%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of December 31, 2011, $243.5 million, or 11.9%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $216.9 million, or 10.6%, of our debt is variable rate debt, not subject to any cap or swap agreements.   A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $3.7 million, $21.5 million and $33.8 million, respectively.

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

Item 8.              Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
28 February 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
28 February 2012

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$30,836	$81,827
Cash and escrow deposits – restricted	45,903	79,669
Accounts receivable, net	98,697	88,033
Deferred tax asset	11,776	15,529
Prepaid expenses and other current assets, net	93,663	63,051
Total current assets	280,875	328,109
Property, plant and equipment and leasehold intangibles, net	3,694,064	3,736,842
Cash and escrow deposits – restricted	52,980	65,316
Marketable securities — restricted	31,721	—
Investment in unconsolidated ventures	32,798	20,196
Goodwill	109,553	109,693
Other intangible assets, net	154,136	171,341
Other assets, net	109,934	98,973
Total assets	$4,466,061	$4,530,470
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$47,654	$71,676
Trade accounts payable	54,134	36,302
Accrued expenses	183,634	171,537
Refundable entrance fees and deferred revenue	327,808	318,814
Tenant security deposits	7,720	8,029
Total current liabilities	620,950	606,358
Long-term debt, less current portion	2,350,971	2,498,620
Line of credit	65,000	—
Deferred entrance fee revenue	72,485	69,075
Deferred liabilities	161,185	153,199
Deferred tax liability	112,736	113,956
Other liabilities	42,526	29,265
Total liabilities	3,425,853	3,470,473
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at December 31, 2011 and 2010; 127,782,538 and 125,527,846 shares issued and 125,354,137 and 124,316,545 shares outstanding (including 4,221,598 and 3,539,751 unvested restricted shares), respectively	1,254	1,243
Additional paid-in-capital	1,970,820	1,904,144
Treasury stock, at cost; 2,428,401 and 1,211,301 shares at December 31, 2011 and 2010, respectively	(46,800)	(29,187)
Accumulated deficit	(884,051)	(815,876)
Accumulated other comprehensive loss	(1,015)	(327)
Total stockholders’ equity	1,040,208	1,059,997
Total liabilities and stockholders’ equity	$4,466,061	$4,530,470

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenue
Resident fees	$2,291,757	$2,207,673	$2,016,349
Management fees	13,595	5,591	6,719
Reimbursed costs incurred on behalf of managed communities	152,566	67,271	77,206
Total revenue	2,457,918	2,280,535	2,100,274
Expense
Facility operating expense (excluding depreciation and amortization of $211,038, $208,181 and $184,780, respectively)	1,508,571	1,437,930	1,302,277
General and administrative expense (including non-cash stock-based compensation expense of $19,856, $20,759 and $26,935, respectively)	148,327	131,709	134,864
Facility lease expense	274,858	270,905	272,096
Depreciation and amortization	268,506	292,341	271,935
(Gain) loss on sale of communities, net	—	(3,298)	2,043
Asset impairment	16,892	13,075	10,073
Gain on acquisition	(1,982)	—	—
Costs incurred on behalf of managed communities	152,566	67,271	77,206
Facility lease termination expense	—	4,608	—
Total operating expense	2,367,738	2,214,541	2,070,494
Income from operations	90,180	65,994	29,780

Interest income	3,538	2,238	2,354
Interest expense:
Debt	(124,873)	(132,641)	(128,869)
Amortization of deferred financing costs and debt discount	(13,427)	(8,963)	(9,505)
Change in fair value of derivatives and amortization	(3,878)	(4,118)	3,765
Loss on extinguishment of debt, net	(18,863)	(1,557)	(1,292)
Equity in earnings of unconsolidated ventures	1,432	168	440
Other non-operating income (expense)	56	(1,454)	4,146
Loss before income taxes	(65,835)	(80,333)	(99,181)
(Provision) benefit for income taxes	(2,340)	31,432	32,926
Net loss	$(68,175)	$(48,901)	$(66,255)
Basic and diluted net loss per share	$(0.56)	$(0.41)	$(0.60)
Weighted average shares used in computing basic and diluted net loss per share	121,161	120,010	111,288

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
 For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2009	105,256	$1,053	$1,690,851	$(29,187)	$(700,720)	$(1,396)	$960,601
Compensation expense related to restricted stock grants	—	—	26,935	—	—	—	26,935
Net loss	—	—	—	—	(66,255)	—	(66,255)
Issuance of common stock under Associate Stock Purchase Plan	109	1	1,006	—	—	—	1,007
Restricted stock, net	1,794	18	(18)	—	—	—	—
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	493	493
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Issuance of common stock from equity offering, net	16,047	160	163,611	—	—	—	163,771
Other	—	—	(8)	—	—	(338)	(346)
Balances at December 31, 2009	123,206	1,232	1,882,377	(29,187)	(766,975)	(865)	1,086,582
Compensation expense related to restricted stock grants	—	—	20,759	—	—	—	20,759
Net loss	—	—	—	—	(48,901)	—	(48,901)
Issuance of common stock under Associate Stock Purchase Plan	63	1	1,019	—	—	—	1,020
Restricted stock, net	1,048	10	(10)	—	—	—	—
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	505	505
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Other	—	—	(1)	—	—	(343)	(344)
Balances at December 31, 2010	124,317	1,243	1,904,144	(29,187)	(815,876)	(327)	1,059,997
Compensation expense related to restricted stock grants	—	—	19,856	—	—	—	19,856
Net loss	—	—	—	—	(68,175)	—	(68,175)
Common stock issued in connection with an acquisition	97	1	1,537	—	—	—	1,538
Equity component of convertible notes, net	—	—	76,801	—	—	—	76,801
Purchase of bond hedge	—	—	(77,007)	—	—	—	(77,007)
Issuance of warrants	—	—	45,066	—	—	—	45,066
Issuance of common stock under Associate Stock Purchase Plan	68	—	1,258	—	—	—	1,258
Restricted stock, net	2,089	10	(10)	—	—	—	—
Unrealized loss on marketable securities - restricted	—	—	—	—	—	(998)	(998)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	134	134
Purchase of treasury stock	(1,217)	—	—	(17,613)	—	—	(17,613)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Other	—	—	(825)	—	—	(200)	(1,025)
Balances at December 31, 2011	125,354	$1,254	$1,970,820	$(46,800)	$(884,051)	$(1,015)	$1,040,208

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net loss	$(68,175)	$(48,901)	$(66,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	18,863	1,557	1,292
Depreciation and amortization	281,933	301,304	281,440
Asset impairment	16,892	13,075	10,073
Gain on sale of assets and unconsolidated ventures	(1,180)	(2,509)	(2,241)
Equity in earnings of unconsolidated ventures	(1,432)	(168)	(440)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,282	775	405
Amortization of deferred gain	(4,373)	(4,343)	(4,345)
Amortization of entrance fees	(25,401)	(24,397)	(21,661)
Proceeds from deferred entrance fee revenue	38,378	37,486	38,489
Deferred income tax provision (benefit)	943	(33,295)	(31,684)
Change in deferred lease liability	8,608	10,521	15,851
Change in fair value of derivatives and amortization	3,878	4,118	(3,765)
Gain on acquisition	(1,982)	―	―
Lessor cash reimbursement for tenant incentive	1,251	—	—
Change in future service obligation	—	(1,064)	(2,342)
Non-cash stock-based compensation	19,856	20,759	26,935
Changes in operating assets and liabilities:
Accounts receivable, net	(5,367)	(7,956)	11,784
Prepaid expenses and other assets, net	(22,934)	(22,050)	(28,426)
Accounts payable and accrued expenses	13,721	(11,775)	21,287
Tenant refundable fees and security deposits	(2,186)	(3,158)	(16,770)
Deferred revenue	(4,148)	(1,735)	7,593
Net cash provided by operating activities	268,427	228,244	237,220
Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(3,088)	(2,175)	2,441
Decrease (increase) in cash and escrow deposits – restricted	56,176	4,705	(64,540)
Net proceeds from sale of assets	30,817	12,079	14,941
Additions to property, plant and equipment, and leasehold intangibles, net of related payables	(160,131)	(93,681)	(117,453)
Purchase of marketable securities — restricted	(32,724)	―	―
Sale of marketable securities — restricted	1,431	―	―
Acquisition of assets, net of related payables and cash received	(88,682)	(57,948)	(204,137)
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired	5,516	―	―
Payments on (issuance of) notes receivable, net	1,484	1,079	(508)
Investment in unconsolidated ventures	(13,990)	(660)	(1,246)
Proceeds from sale leaseback transaction	―	―	9,166
Distributions received from unconsolidated ventures	206	97	1,061
Proceeds from sale of unconsolidated venture	—	675	8,843
Other	(914)	(676)	―
Net cash used in investing activities	(203,899)	(136,505)	(351,432)
Cash Flows from Financing Activities
Proceeds from debt	482,669	414,795	157,039
Proceeds from issuance of convertible notes, net	308,212	―	―
Issuance of warrants	45,066	―	―
Purchase of bond hedge	(77,007)	―	―
Repayment of debt and capital lease obligations	(898,565)	(476,527)	(32,587)

	For the Years Ended December 31,
	2011	2010	2009
Proceeds from line of credit	225,000	60,000	60,446
Repayment of line of credit	(160,000)	(60,000)	(219,899)
Payment of financing costs, net of related payables	(8,712)	(8,541)	(8,700)
Proceeds from public equity offering, net	―	―	163,771
Other	(1,287)	(763)	(931)
Refundable entrance fees:
Proceeds from refundable entrance fees	29,611	36,420	30,386
Refunds of entrance fees	(25,754)	(21,060)	(22,916)
Cash portion of loss on extinguishment of debt	(17,040)	(179)	―
Recouponing and payment of swap termination	(99)	(20,427)	―
Purchase of treasury stock	(17,613)	―	―
Net cash (used in) provided by financing activities	(115,519)	(76,282)	126,609
Net (decrease) increase in cash and cash equivalents	(50,991)	15,457	12,397
Cash and cash equivalents at beginning of year	81,827	66,370	53,973
Cash and cash equivalents at end of year	$30,836	$81,827	$66,370

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

Principles of Consolidation

The consolidated financial statements include BSL and its wholly-owned subsidiaries Brookdale Living Communities, Inc. (“BLC”), Brookdale Senior Living Communities, Inc. (formerly known as Alterra Healthcare Corporation) (“Alterra”), Fortress CCRC Acquisition LLC (“Fortress CCRC”), American Retirement Corporation (“ARC”) and BKD HB Acquisition Sub, Inc. (“HB”). In December 2003, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810 - Consolidation of Variable Interest Entities (“ASC 810”).  ASC 810 addresses the identification of variable interest entities (“VIE”) consolidation by business enterprises deemed to be primary beneficiaries in the VIE.  The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company performs this analysis on an ongoing basis. At December 31, 2011, the Company did not have any unconsolidated VIEs.  Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operation, are accounted for by the equity method.

The results of facilities and companies acquired are included in the consolidated financial statements from the effective date of the respective acquisition. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates are used for, but not limited to, revenue, goodwill and asset impairments, future service obligations, self-insurance reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, income taxes and other contingencies.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the estimates.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue was approximately $48.1 million and $52.9 million at December 31, 2011 and 2010, respectively and is amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Reimbursed Costs Incurred on Behalf of Managed Communities

The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  Where the Company is the primary obligor with respect to any such operating expenses, the Company recognizes revenue when the goods have been delivered or the service has been rendered and the Company is due reimbursement.  Such revenue is included in

“reimbursed costs incurred on behalf of managed communities” on the consolidated statements of operations.  The related costs are included in “costs incurred on behalf of managed communities” on the consolidated statements of operations.

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The Company allocates the purchase price of communities based on their fair values in accordance with the provisions of ASC 805 - Business Combinations (“ASC 805”).  The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

Current assets and current liabilities assumed are valued at carryover basis which approximates fair value.

Property, plant and equipment are valued utilizing discounted cash flow projections of future revenue and costs, and capitalization and discount rates using current market conditions.

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

Community purchase options are valued at the estimated value of the underlying community less the cost of the option payment discounted at current market rates.  Management contracts and other acquired contracts are valued at a multiple of management fees and operating income or are valued utilizing discounted cash flow projections that assume certain future revenues and costs over the remaining contract.  The assets are then amortized over the estimated term of the agreement.

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

Contingent consideration is valued using a probability-weighted discounted cash flow model.

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

The Company has elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available.

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted, derivative financial instruments and marketable securities - restricted are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.5 billion and $2.6 billion as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the estimated fair value of debt was approximately $2.5 billion.

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

Cash and Escrow Deposits - Restricted

Cash and escrow deposits - restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2011	2010
Current:
Real estate taxes	$12,541	$9,981
Tenant security deposits	4,374	4,591
Insurance reserves	12,904	12,728
Entrance fees	4,891	39,785
Replacement reserve and other	11,193	12,584
Subtotal	45,903	79,669
Long term:
Insurance reserves	5,412	6,116
Debt service and other deposits	47,568	59,200
Subtotal	52,980	65,316
Total	$98,883	$144,985

As of December 31, 2011 and 2010, 12 and 10, respectively, communities located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act.  As of December 31, 2011 and 2010, required deposits were $20.1 million and $19.6 million, respectively, all of which were made in the form of letters of credit.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company’s estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $17.0 million and $14.5 million as of December 31, 2011 and 2010, respectively.  The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

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

Property, Plant and Equipment and Leasehold Intangibles

Property, plant and equipment and leasehold intangibles, which include amounts recorded under capital leases, are recorded at cost.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Furniture and equipment	3 – 7
Resident lease intangibles	1 – 4

Asset Category	Estimated Useful Life (in years)
Leasehold improvements	Shorter of the lease term or asset useful life
Leasehold operating intangibles	Shorter of the lease term or asset useful life
Assets under capital and financing leases	Shorter of the lease term or asset useful life

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

Long-lived assets (groups) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated.  The impairment expense is determined by comparing the estimated fair value of the asset to its carrying value, with any amount in excess of fair value recognized as an expense in the current period.  Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates and discount rates.

Marketable Securities – Restricted

Marketable securities - restricted include amounts required to be held in reserve related to the Company’s entrance fee CCRCs pursuant to various state insurance regulations.  Marketable securities - restricted consist of mutual funds holding equities and fixed-income securities. The Company classifies its marketable securities - restricted as available-for-sale.   Accordingly, these investments are carried at their estimated fair value with the unrealized gain and losses, net of tax, reported in other comprehensive income.  Realized gains and losses from the available-for-sale securities are determined on the specific identification method and are included in other non-operating income (expense) on the trade date.

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

The amortized cost basis of the marketable securities – restricted as of December 31, 2011 was $32.7 million.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized but are reviewed for impairment annually or more frequently if indicators arise.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.  These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates.  Acquired intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Intangible assets with definite lives are amortized over their estimated useful lives and all intangible assets are reviewed for impairment if indicators of impairment arise.  The evaluation of impairment for definite-lived intangibles is based upon a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated.  The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently as required.  The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value.  If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.

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

Convertible Debt Instruments

Convertible debt instruments are accounted for under FASB ASC Topic 470-20, Debt – Debt with Conversion and Other Options.  This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s estimated non-convertible debt borrowing rate.

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

Investment in Unconsolidated Ventures

In accordance with ASC 810, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. The Company has reviewed all ventures where it is the general partner or managing member and has determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, no ventures are consolidated.

For ventures not consolidated, the Company applies the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are initially recorded at cost and subsequently are adjusted for the Company’s share of the venture’s earnings or losses and cash distributions. In accordance with this guidance, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the venture (determined in conformity with GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, the Company reflects its share of profits and losses by determining the difference between its “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount that the Company would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

The Company’s reported share of earnings is adjusted for the impact, if any, of basis differences between its carrying value of the equity investment and its share of the venture’s underlying assets. The Company generally does not have future requirements to contribute additional capital over and above the original capital commitments, and therefore, the Company discontinues applying the equity method of accounting when its investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

When the majority equity partner in one of the Company’s ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by the Company are first recorded as a reduction of the Company’s investment. Next, the Company records a liability for any contractual or implied future financial support to the venture including obligations in its role as a general partner. Any remaining distributions are recorded as the Company’s share of earnings and return on investment in unconsolidated ventures in the consolidated statements of operations.

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company’s investment is other than temporarily impaired.

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

All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, all rent-free or rent holiday periods are recognized in lease expense on a straight-line basis over the leased term, including the rent holiday period.

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

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-28, Intangibles-Goodwill and Other (“Topic 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  ASU 2010-28 is effective for the Company in 2011.  The adoption of this update did not have an impact on the Company's financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements.  Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and the Company adopted those provisions as of January 1, 2010.  The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring Level 3 investments.  The Company adopted the final provisions of ASU 2010-06 as of January 1, 2011.  The adoption of ASU 2010-06 did not impact the notes to the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), affecting public entities who enter into business combinations that are material on an individual or aggregate basis.  ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination that occurred during the year occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods.  This guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenues and earnings.  The adoption of this update did not have an impact on the notes to the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each interim period. The Company will incorporate the provisions of this update to its consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (“ASU 2011-08”).  ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 applies to all companies that have goodwill reported in their financial statements.  The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011.  The Company has not yet adopted this pronouncement, but does not believe it will have an impact on the Company’s consolidated financial statements.

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

During the current year, the Company determined that certain revenues and expenses associated with transactions with managed communities were understated in prior periods. The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  The Company considered the indicators in ASC Topic 605-45, Principal Agent Considerations, in making its determination that these reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  The Company is the primary obligor for certain expenses incurred at its managed communities including payroll and payroll-related costs of the Company’s employees, food, insurance, utilities, medical and other supplies purchased under national contracts entered into by the Company.  Consequently, such expenses incurred by the Company as the primary obligor on behalf of managed communities operated by it under long-term management agreements should be reported as costs incurred on behalf of managed communities and included in total operating expense in the Company’s consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

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

3.      Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units and convertible debt instruments and warrants (Note 10).

During fiscal 2011, 2010 and 2009, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for the year and were not included in the computation of diluted weighted average shares.  The weighted average unrestricted restricted stock grants and restricted stock units excluded from the calculations of diluted net loss per share were 1.3 million, 1.5 million and 1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

4.       Acquisitions and Dispositions

2011 Acquisitions and Dispositions

Effective January 13, 2011, the Company acquired the underlying real estate interest in 12 assisted living communities that the Company previously leased for an aggregate purchase price of $31.3 million, which was paid from cash on hand.  The results of operations of the previously leased communities are included in the consolidated financial statements from the effective date of the lease agreement and are reported in the Assisted Living segment.

Effective February 1, 2011, the Company acquired the underlying real estate interest in one assisted living community that the Company previously leased for an aggregate purchase price of $9.8 million, which was paid from cash on hand.  The results of operations of the previously leased community are included in the consolidated financial statements from the effective date of the lease agreement and are reported in the Assisted Living segment.

Effective February 1, 2011, the Company acquired one assisted living community for an aggregate purchase price of $9.2 million, which was paid from cash on hand.  The results of operations of the acquired community are included in the consolidated financial statements from the effective date of the acquisition and are reported in the Assisted Living segment.

Effective November 1, 2011, the Company acquired one assisted living community that the Company previously managed for an aggregate purchase price of $30.2 million, which was paid from cash on hand.  A former executive officer of the Company had an ownership interest in the community prior to the acquisition.  The results of operations of the acquired community are included in the consolidated financial statements from the effective date of the acquisition and are reported in the Assisted Living segment.

During the year ended December 31, 2011, the Company purchased three home health agencies as part of its growth strategy for an aggregate purchase price of approximately $4.2 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the consolidated balance sheet under other intangible assets, net.

During the year ended December 31, 2011, the Company sold four communities for an aggregate selling price of $30.8 million.  The results of operations of the communities were previously reported in the Retirement Centers and Assisted Living segments.

Horizon Bay/HCP Transactions

On September 1, 2011, the Company acquired 100% of the equity and voting interests in Horizon Bay Realty, L.L.C. ("Horizon Bay").  The results of Horizon Bay’s operations have been included in the consolidated financial statements since that date.  Horizon Bay is a seniors housing management company primarily focused on managing large portfolios of retirement communities across the United States for institutional real estate investors.  In connection with the acquisition, the Company also restructured Horizon Bay's existing relationship with HCP, Inc. (“HCP”) relating to 33 communities that Horizon Bay leased from HCP. In particular, the Company (i) formed a joint venture with HCP to own and operate 21 communities (the “HCP RIDEA JV”), and (ii) leased the remaining 12 communities from HCP under long-term, triple net leases. Of these 12 communities, the Company assumed the pre-existing lease for eight communities and entered into a new lease for the remaining four communities.  The joint venture with HCP utilizes a RIDEA structure with the Company having acquired a 10% non-controlling interest in the joint venture. The Company also manages the communities under a ten-year management agreement with four five-year renewal options and retains all ancillary services operations.

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

The contingent consideration arrangement requires the Company to pay up to a maximum of approximately $3.4 million to Horizon Bay’s former members.  The estimated fair value of this contingent consideration arrangement at the acquisition date was $2.7 million.  The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in applying the income approach was the assignment of probabilities to the various possible outcomes. As of December 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Horizon Bay.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  The Company is in the process of obtaining third-party valuations of self-insured liabilities; thus the provisional measurements of accrued expenses and other liabilities are subject to change (dollars in thousands):

Purchase price allocation
Current assets	$24,501
Property and equipment	2,167
Acquired lease intangibles	5,965
Current liabilities	(15,979)
Long-term debt	(1,821)
Other liabilities	(718)
Deferred tax liability	(1,387)
Gain on acquisition	(1,982)
Total	$10,746

The Company purchased 100% of Horizon Bay in a transaction that involved the restructuring of certain leases and other elements of Horizon Bay’s capital structure.  The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company recognized a non-cash gain of $3.5 million which was subsequently adjusted for approximately $1.5 million of adjustments related to pre-acquisition tax and self-insurance reserves as well as other pre-acquisition assets and liabilities.  The gain of $2.0 million is included in the line item “gain on acquisition” in the consolidated statements of operations.

The Company recognized $14.4 million of integration and transaction-related costs that were expensed in 2011.  These costs are included in the consolidated statements of operations in the line item entitled “general and administrative expenses.”

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

5.       Investment in Unconsolidated Ventures

During 2011, the Company acquired a 10% investment in a newly formed joint venture as part of the Horizon Bay/HCP transactions (Note 4).  The Company also had investments in unconsolidated joint ventures of 20% in each of five entities at December 31, 2011 and 2010.  The Company sold its 10% investment in one joint venture during the first quarter of 2009 for $14.3 million.  During the fourth quarter of 2009, the Company purchased the majority interest of one of its joint ventures (comprised of three communities) from the other partner.

Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, and for the years then ended are as follows (dollars in thousands):

Statement of Operations Data	2011	2010	2009
Total revenue	$154,964	$84,689	$108,711
Expense
Facility operating expense	103,611	54,766	66,507
Depreciation and amortization	23,923	12,730	15,725
Interest expense	27,072	13,153	19,616
Other expense	6,885	4,585	6,103
Total expense	161,491	85,234	107,951
Interest income	108	24	3,834
Net (loss) income	$(6,419)	$(521)	$4,594

Balance Sheet Data	2011	2010
Cash and cash equivalents	$15,255	$3,077
Property, plant and equipment, net	1,012,941	323,492
Other	184,052	115,189
Total assets	$1,212,248	$441,758
Accounts payable and accrued expenses	$61,199	$46,589
Long-term debt	900,091	265,825
Members’ equity	250,958	129,344
Total liabilities and members’ equity	$1,212,248	$441,758
Members’ equity consists of:
Invested capital	$403,625	$265,243
Cumulative net loss	(25,810)	(19,391)
Cumulative distributions	(126,857)	(116,508)
Members’ equity	$250,958	$129,344

6.           Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2011 and 2010, net property, plant and equipment and leasehold intangibles, which include assets under capital leases, consisted of the following (dollars in thousands):

	2011	2010
Land	$275,277	$273,214
Buildings, improvements and leasehold improvements	3,080,882	3,003,788
Furniture and equipment	450,179	382,488
Resident and leasehold operating intangibles	592,499	588,633
Construction in progress	39,600	16,463
Assets under capital and financing leases	667,239	650,174
	5,105,676	4,914,760
Accumulated depreciation and amortization	(1,411,612)	(1,177,918)
Property, plant and equipment and leasehold intangibles, net	$3,694,064	$3,736,842

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the years ended December 31, 2011, 2010 and 2009, the Company evaluated property, plant and equipment and leasehold intangibles for impairment.  Through December 31, 2011, 2010 and 2009, $16.9 million within the Retirement Centers and Assisted Living segments, $13.1 million within the Retirement Centers and Assisted Living segments and $10.1 million within the Assisted Living segment, respectively, of non-cash charges were recorded in the Company’s operating results and shown within asset impairment in the accompanying consolidated statements of operations.  These charges are reflected as a decrease to the carrying value of the asset.  The impairment charges are primarily due to lower than expected performance of the underlying business.  Fair value of the assets was determined based upon estimates of future cash flows developed by management using Level 3 inputs to determine an estimated fair value of the underlying communities.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $247.1 million, $258.0 million and $233.9 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2012	$43,191
2013	41,105
2014	35,775
2015	33,768
2016	31,971
Thereafter	68,131
Total	$253,941

7.       Goodwill and Other Intangible Assets, Net

The Company adopted ASC 350 - Goodwill and Other Intangible Assets, on October 1, 2002 and tests goodwill for impairment annually or whenever indicators of impairment arise.  During 2011, 2010, and 2009, the Company performed its annual impairment review of goodwill allocated to its reporting units and determined that no impairment charge was necessary.  Estimates utilized in the fair value calculations are classified within Level 3 of the fair value hierarchy.

Following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 presented on an operating segment basis (dollars in thousands):

	December 31, 2011				December 31, 2010
	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$—	$(487)	$7,155
Assisted Living	102,680	(106)	(142)	102,432	102,680	(142)	—	102,538
CCRCs	214,999	—	(214,999)	—	214,999	—	(214,999)	—
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(142)	$(215,486)	$109,693

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. Intangible assets with indefinite useful lives are not amortized until and unless their useful life is determined to no longer be indefinite.  Such indefinite-lived intangible assets are tested for impairment annually or whenever indicators of impairment arise.  No impairment charges were recorded during 2011, 2010, and 2009.  The following is a summary of other intangible assets at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(17,566)	$130,044	$147,782	$(13,867)	$133,915
Management contracts and other	158,041	(158,041)	—	158,041	(140,463)	17,578
Home health licenses	24,092	—	24,092	19,848	—	19,848
Total	$329,743	$(175,607)	$154,136	$325,671	$(154,330)	$171,341

Amortization expense related to definite-lived intangible assets for the twelve months ended December 31, 2011, 2010 and 2009 was $21.3 million, $34.8 million and $35.2 million, respectively.

Estimated amortization expense related to intangible assets with definite lives at December 31, 2011, for each of the years in the five-year period ending December 31, 2016 and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2012	$3,698
2013	3,698
2014	3,698
2015	3,698
2016	3,698
Thereafter	111,554
Total	$130,044

8.       Other Assets

Other assets consist of the following components as of December 31, (dollars in thousands):

	2011	2010
Notes receivable	$20,395	$21,682
Deferred costs, net	26,032	20,184
Lease security deposits	36,748	33,659
Other	26,759	23,448
Total	$109,934	$98,973

9.      Sale-Leaseback Transaction

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

10.       Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	December 31,
	2011	2010
Mortgage notes payable due 2013 through 2020; weighted average interest rate of 5.04% in 2011, net of debt discount of $0.6 million (weighted average interest rate of 5.32% in 2010)	$1,473,007	$1,342,931
$150,000 Series A notes payable, secured by five communities and by a $3.0 million letter of credit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	148,601	150,000
Mortgages payable due 2012, weighted average interest rate of 5.57% in 2011 (weighted average interest rate of 5.64% in 2010), payable interest only through July 2010 and payable in monthly installments of principal and interest through original maturity in July 2012, secured by the underlying assets of the portfolio; debt was paid-off during 2011	—	210,897
Discount mortgage note payable due 2013, weighted average interest rate of 2.52% in 2011, net of debt discount of $3.0 million and $4.9 million in 2011 and 2010, respectively (weighted average interest rate of 2.55% in 2010)	79,911	79,275
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 1.65% and 1.73% at December 31, 2011 and 2010, respectively), due 2032, payable interest only until maturity, secured by the underlying assets of the portfolio	100,423	100,841
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.61% in 2011 (weighted average interest rate of 8.60% in 2010)	348,195	371,172
Mortgage note, bearing interest at a variable rate of LIBOR plus 0.70%, payable interest only through maturity in August 2012. The note was secured by 15 of the Company’s communities and a $11.5 million guaranty by the Company; debt was paid-off during 2011	—	315,180
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $74.4 million, interest at 2.75% per annum, due June 2018	241,897	—
Construction financing due 2023 through 2024; weighted average interest rate of 7.0%	6,591	—
Total debt	2,398,625	2,570,296
Less current portion	47,654	71,676
Total long-term debt	$2,350,971	$2,498,620

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2011 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2012	$33,524	$55,887	$89,411
2013	583,099	56,979	640,078
2014	157,857	56,365	214,222
2015	47,825	55,767	103,592
2016	43,719	50,474	94,193
Thereafter	1,262,319	275,798	1,538,117
Total obligations	2,128,343	551,270	2,679,613
Less amount representing debt discount	(77,913)	—	(77,913)
Less amount representing interest (8.61%)	—	(203,075)	(203,075)
Total	$2,050,430	$348,195	$2,398,625

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

As of December 31, 2011, the Company had an available secured line of credit with a $230.0 million commitment and $194.2 million of availability (of which $65.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $85.7 million in the aggregate as of December 31, 2011.  $78.1 million of letters of credit had been issued under these facilities as of such date.

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

The following represents the long-term debt and equity components of the Notes as of December 31, 2011 (dollars in thousands):

December 31, 2011
Long-term debt
Principal	$316,250
Unamortized discount	(74,353)
Net carrying amount	$241,897
Equity component, net	$76,801

The Company is accreting the carrying value to the principal amount at maturity using an imputed interest rate of 7.5% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance, Level 2) over its expected life of seven years.

As of December 31, 2011, the "if converted" value of the Notes does not exceed its principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

For the Year Ended December 31, 2011
Coupon interest	$4,759
Amortization of discount	4,456
Interest expense related to convertible notes	$9,215

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

During the year ended December 31, 2011, the Company repaid approximately $37.9 million of mortgage debt in connection with the release of entrance fee escrows at a recently opened entrance fee CCRC.  Additionally, during the year ended December 31, 2011, the Company repaid $48.7 million of mortgage debt and moved the related assets into the credit line borrowing base and repaid $274.9 million of mortgage debt from the net proceeds of the convertible debt offering.  The Company recognized a loss on extinguishment of debt of $18.9 million for the year ended December 31, 2011 in connection with the early repayment of first and second mortgage notes.

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

On December 21, 2011, the Company repaid $5.0 million of mortgage debt related to two communities.  The partial repayments were allowed under the loan agreements and did not incur any prepayment penalties.

As of December 31, 2011, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

On January 5, 2012, the Company obtained a $63.0 million first mortgage loan, secured by one of the Company’s communities.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 300 basis points and matures in January 2017.  In connection with the transaction, the Company repaid $62.8 million of existing variable rate debt.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.  Pursuant to the hedge agreements, the Company is required to secure its obligation to the counterparty if the fair value liability exceeds a specified threshold.  Cash collateral pledged to the Company’s counterparties was $1.2 million as of December 31, 2011. No cash collateral was pledged as of December 31, 2010.

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

The following table summarizes the Company’s swap instruments at December 31, 2011 (dollars in thousands):

Current notional balance	$177,756
Highest possible notional	$177,756
Lowest interest rate	0.87%
Highest interest rate	5.49%
Average fixed rate	1.59%
Earliest maturity date	2013
Latest maturity date	2016
Weighted average original maturity	3.2 years
Estimated liability fair value (included in other liabilities at December 31, 2011)	$(2,809)
Estimated asset fair value (included in other assets at December 31, 2010)	$281

The following table summarizes the Company’s cap instruments at December 31, 2011 (dollars in thousands):

Current notional balance	$248,768
Highest possible notional	$248,768
Lowest interest cap rate	5.50%
Highest interest cap rate	6.00%
Average fixed cap rate	5.74%
Earliest maturity date	2012
Latest maturity date	2013
Weighted average original maturity	2.6 years
Estimated asset fair value (included in other assets at December 31, 2011)	$—
Estimated asset fair value (included in other assets at December 31, 2010)	$157

During the year ended December 31, 2011, five cap agreements with an aggregate notional amount of $303.1 million matured and the Company terminated two cap agreements with an aggregate notional amount of $445.2 million.  The Company also extended the maturity of 12 cap agreements with an aggregate notional amount of $83.8 million, entered into a new cap agreement with a notional amount of $64.1 million and entered into a new swap agreement with a notional amount of $28.0 million.

11.       Accrued Expenses

Accrued expenses consist of the following components as of December 31, (dollars in thousands):

	2011	2010
Salaries and wages	$52,268	$49,200
Insurance reserves	35,066	33,263
Vacation	23,565	21,434
Real estate taxes	22,690	21,552
Lease payable	9,017	8,704
Interest	7,782	7,358
Income taxes	1,919	1,946
Other	31,327	28,080
Total	$183,634	$171,537

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

As of December 31, 2011 and 2010, the Company operated 350 and 351 communities, respectively, under long-term leases (288 operating leases and 62 capital and financing leases at December 31, 2011).  The remaining base lease terms vary from 12 months to 15 years and generally provide for renewal, extension and purchase options. The Company expects to renew, extend or exercise purchase options in the normal course of business; however, there can be no assurance that these rights will be exercised in the future.

One lease required posting of a lease security deposit in an interest bearing account at closing.  The lease security deposit will be released upon achieving certain lease coverage ratios.  The Company agreed to spend a minimum of $450 per unit per year on capital improvements of which the lessor will reduce the security deposit by the same amount up to $600 per unit, or $2.7 million per year. For the years ended December 31, 2011, 2010 and 2009, a release of $2.6 million, $2.7 million and $2.2 million, respectively, was received from the lease security deposit.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Cash basis payment	$270,623	$264,727	$260,590
Straight-line expense	8,608	10,521	15,851
Amortization of deferred gain	(4,373)	(4,343)	(4,345)
Facility lease expense	$274,858	$270,905	$272,096

13.       Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company’s estimate of expected losses plus incurred but not reported claims. As of December 31, 2011 and 2010, the Company accrued $72.8 million and $62.4 million, respectively, for the self-insured portions of these programs, of which $37.7 million and $29.2 million is classified as long-term as of December 31, 2011 and 2010, respectively.

The Company has secured self-insured retention risk under workers’ compensation and general liability and professional liability programs with cash aggregating $17.3 million and $18.0 million as of December 31, 2011 and 2010, respectively, and letters of credit aggregating $40.7 million and $33.7 million as of December 31, 2011 and 2010, respectively.

14.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  Effective January 1, 2010, the Company began making matching contributions in amounts equal to 12.5% of the employee’s contribution to the plan, up to a maximum of 4.0% of contributed compensation and, effective January 1, 2011, the Company’s matching contribution was raised to 25% of the employee’s contribution to the plan subject to the same limit.  An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the board of directors, based upon the Company’s performance.  For the years ended December 31, 2011 and 2010, the Company’s expense to the plan was $3.1 million and $2.3 million, respectively.

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

On June 15, 2006, the Company registered 2,900,000 shares of common stock (2,500,000 shares of common stock in connection with the acquisition of ARC and 400,000 shares of common stock resulting from the automatic annual increase for fiscal year 2006), under the Incentive Plan. On June 26, 2008, the Company registered an additional 800,000 shares under the Incentive Plan (representing the automatic annual increase that occurred on January 1, 2007 and January 1, 2008).  On June 23, 2009, the Company registered an additional 6,400,000 shares under the Incentive Plan (representing a 6,000,000 share increase approved by the Company’s stockholders on June 23, 2009 and the automatic annual increase that occurred on January 1, 2009).

Certain participants received dividends on unvested shares. Where participants did not receive dividends on unvested shares during the vesting period, the grant-date per share fair value was reduced for the present value of the expected dividend stream during the vesting period. Unvested shares are subject to certain transfer restrictions and generally will be forfeited upon termination of a participant's employment.

For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The Company has issued restricted stock units to its Chief Executive Officer.  Under the terms of the award agreement, upon vesting, each restricted stock unit represents the right to receive one share of the Company’s common stock.

The following table sets forth information about the Company’s restricted stock awards (excluding restricted stock units) (amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2009	3,543	$26.29
Granted	2,326	$9.58
Vested	(1,321)	$28.62
Cancelled/forfeited	(633)	$21.13
Outstanding on December 31, 2009	3,915	$14.62
Granted	1,341	$16.92
Vested	(1,423)	$16.90
Cancelled/forfeited	(293)	$15.93
Outstanding on December 31, 2010	3,540	$14.76
Granted	2,091	$16.20
Vested	(1,207)	$16.43
Cancelled/forfeited	(202)	$15.34
Outstanding on December 31, 2011	4,222	$14.93

As of December 31, 2011, there was $56.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

Current year grants of restricted shares under the Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2011	70	$21.41 - $23.45	$1,637
Three months ended September 30, 2011	1,957	$13.75 - $24.60	$31,173
Three months ended December 31, 2011	64	$12.54 - $16.41	$1,055

For the years ended December 31, 2011, 2010 and 2009, compensation expense was calculated net of forfeitures estimated from 0% to 10%, 0% to 10% and 0% to 5%, respectively, of the shares granted.

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

Initially, the Company reserved 1,000,000 shares of common stock for issuance under the plan.  The employee stock purchase plan also contains an “evergreen” provision that automatically increases the number of shares reserved for issuance under the plan by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  The impact on the Company’s current year consolidated financial statements is not material.

17.  Stockholders’ Equity

On June 8, 2009, the Company completed a public equity offering of 16,046,512 shares of common stock.  The offering yielded net proceeds of approximately $163.8 million which was used primarily to repay the $125.0 million of indebtedness which was outstanding under the Company’s amended credit facility.

18.  Fair Value Measurements

The following table provides the Company’s derivative liabilities and marketable securities - restricted carried at fair value as measured on a recurring basis as of December 31, 2011 (dollars in thousands):

	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities - restricted	$31,721	$31,721	$—	$—
Derivative liabilities	(2,809)	—	(2,809)	—
	$28,912	$31,721	$(2,809)	$—

The Company’s marketable securities - restricted include marketable securities that are recorded in the financial statements at fair value. The fair value is based primarily on quoted market prices and is classified within Level 1 of the valuation hierarchy.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of stockholders’ equity.  The change in fair value recorded in other comprehensive income for the year ended December 31, 2011 was approximately $1.0 million.

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

Pursuant to this authorization, during the year ended December 31, 2011, the Company purchased 1,217,100 shares at a cost of approximately $17.6 million.  As of December 30, 2011, approximately $82.4 million remains available under this share repurchase authorization.

20.  Income Taxes

The (provision) benefit for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Federal:
Current	$631	$626	$2,795
Deferred	(943)	33,235	31,684
Total Federal	(312)	33,861	34,479
State:
Current	(2,028)	(2,429)	(1,553)
Deferred (included in Federal above)	―	―	―
Total State	(2,028)	(2,429)	(1,553)
Total	$(2,340)	$31,432	$32,926

A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Tax benefit at U.S. statutory rate	$23,042	$28,117	$34,713
Credits	4,803	3,354	2,088
State taxes, net of federal income tax	1,316	1,634	3,002
Gain on acquisition	791	—	—
Unrecognized tax benefits	630	626	1,892
Other, net	59	(124)	(75)
Stock compensation	—	(137)	(5,550)
Valuation allowance	(30,489)	(137)	(973)
Return to provision	(1,302)	679	241
Officer’s compensation	(760)	(2,197)	(2,147)
Meals and entertainment	(430)	(383)	(265)
Total	$(2,340)	$31,432	$32,926

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2011	2010
Deferred income tax assets:
Operating loss carryforwards	$174,433	$165,617
Capital lease obligations	62,136	70,407
Deferred lease liability	48,916	44,097
Prepaid revenue	48,587	48,713
Accrued expenses	40,422	46,111
Tax credits	20,158	13,548
Deferred gain on sale leaseback	11,581	13,035
Fair value of interest rate swaps	152	—
Total gross deferred income tax asset	406,385	401,528
Valuation allowance	(40,820)	(10,845)
Net deferred income tax assets	365,565	390,683
Deferred income tax liabilities:
Property, plant and equipment	(454,985)	(478,023)
Fair value of interest rate swaps	—	(516)
Other	(11,540)	(10,571)
Total gross deferred income tax liability	(466,525)	(489,110)
Net deferred tax liability	$(100,960)	$(98,427)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2011	2010
Deferred tax asset – current	$11,776	$15,529
Deferred tax liability – noncurrent	(112,736)	(113,956)
Net deferred tax liability	$(100,960)	$(98,427)

As of December 31, 2011 and 2010, the Company had net operating loss carryforwards of approximately $461.5 million and $427.8 million, respectively, which are available to offset future taxable income through 2031.  The Company concluded that the additional benefits generated during 2011 did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company.  Therefore, the Company has recorded a valuation allowance of $23.0 million against federal net operating losses at December 31, 2011.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2010, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities recorded.

The Company has recorded valuation allowances of $9.7 million and $8.6 million at December 31, 2011 and 2010, respectively against its state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration.  The carryforward period for some states is considerably shorter than the period which is allowed for Federal purposes.  The Company also recorded a valuation allowance against federal and state credits of $8.1 million and $2.2 million as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the Company had $26.9 million and $15.2 million, respectively, included in its net operating loss carryforward relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

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

The Company adopted ASC 740 - Income Taxes (“ASC 740”) as of January 1, 2007.  At December 31, 2011, the Company had gross tax affected unrecognized tax benefits of $1.4 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805.  Interest and penalties related to these tax positions are classified as tax expense in the Company’s financial statements.  Total interest and penalties reserved is $0.5 million at December 31, 2011.  Tax returns for years 2008, 2009 and 2010 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.  The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2011 and prior years will significantly change in 2012.

A reconciliation of the unrecognized tax benefits for the year 2011 is as follows (dollars in thousands):

Balance at January 1, 2011	$1,597
Additions for tax positions related to the current year	76
Additions for tax positions related to prior years	244
Reductions for tax positions related to prior years	(478)
Balance at December 31, 2011	$1,439

21.       Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
	2011	2010	2009
Interest paid	$125,047	$132,425	$131,347
Income taxes paid	$2,431	$2,223	$1,682
Write-off of deferred financing costs	$2,080	$2,878	$2,725

Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted	$—	$—	$1,404
Prepaid expenses and other current assets	—	—	10,573
Property, plant and equipment and leasehold intangibles	80,514	52,900	285,488
Other intangible assets, net	4,244	7,963	1,543
Other assets, net	3,955	(2,870)	40
Accrued expenses	(31)	(45)	―
Other liabilities	—	—	(2,900)
Long-term debt and capital and financing lease obligations	—	—	(92,011)
Net	$88,682	$57,948	$204,137

Purchase of Horizon Bay Realty, L.L.C., net of cash acquired:
Property, plant and equipment and leasehold intangibles, net		$8,132		$—		$—
Cash and escrow deposits—restricted		10,702		—		—
Accounts receivable, net		2,479		—		—
Long-term debt, less current portion		(1,821)		—		—
Accrued expenses		(15,141)		—		—
Other liabilities		(6,347)		—		—
Common Stock		(1)		—		—
Additional paid-in-capital		(1,537)		—		—
Accumulated earnings		(1,982)		—		—
Net		$(5,516)		$—		$—
Reclassification of other intangibles, net		$—		$—		$141
Reinvested income on marketable securities - restricted		$$1,426		$—		$—

Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
De-consolidation of leased development property:
Property, plant and equipment and leasehold intangibles, net	$	―	$	―		$(3,887)
Long-term debt		―		―		3,887
Net		$—		$—	$	―
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$	―		$5,791		$18,236
Long-term debt		―		(5,791)		(18,236)
Net		$—		$—		$—

22.       Commitments and Contingencies

The Company has three operating lease agreements for 31,845, 73,358 and 117,609 square feet (unaudited) of corporate office space that extend through 2014, 2019 and 2014, respectively. The leases require the payment of base rent which escalates annually, plus operating expenses (as defined).  The Company incurred rent expense of $3.7 million, $2.9 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, under the corporate office leases.

The aggregate amounts of all future minimum operating lease payments, including community and office leases, as of December 31, 2011, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2012	$284,492
2013	282,889
2014	262,725
2015	253,516
2016	250,393
Thereafter	814,792
Total	$2,148,807

The Company has employment or letter agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers’ employment, as described in those agreements.

23.       Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, the Company maintains general liability and professional liability insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards.  Effective January 1, 2010, the Company’s current policies provide for deductibles of $150,000 for each claim.  Accordingly, the Company is, in effect, self-insured for claims that are less than $150,000.

24.       Segment Information

The Company has four reportable segments: retirement centers; assisted living; CCRCs; and management services. These segments were determined based on the way that the chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

During the year ended December 31, 2011, four communities moved between segments to more accurately reflect the underlying product offering of each segment.  The movement did not change the Company’s reportable segments, but it did impact the revenues and cost reported within each segment.

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

The accounting policies of the Company’s reporting segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue(1):
Retirement Centers	$526,207	$530,161	$496,744
Assisted Living	1,063,155	1,023,785	925,917
CCRCs	702,395	653,727	593,688
Management Services(2)	166,161	72,862	83,925
	$2,457,918	$2,280,535	$2,100,274
Segment Operating Income(3):
Retirement Centers	$212,828	$218,816	$213,608
Assisted Living	367,691	361,926	324,969
CCRCs	202,667	189,001	175,495

	For the Years Ended December 31,
	2011	2010	2009
Management Services	9,517	3,914	4,703
	792,703	773,657	718,775

General and administrative (including non-cash stock-based compensation expense)(4)	144,249	130,032	132,848
Facility lease expense	274,858	270,905	272,096
Depreciation and amortization:
Retirement Centers	60,780	62,510	52,258
Assisted Living	83,275	92,914	83,144
CCRCs	86,051	86,266	80,594
Corporate and Management Services	38,400	50,651	55,939
(Gain) loss on sale of communities, net	—	(3,298)	2,043
Asset impairment	16,892	13,075	10,073
Gain on acquisition	(1,982)	―	―
Facility lease termination expense	—	4,608	―
Income from operations	$90,180	$65,994	$29,780

Total interest income:
Retirement Centers	$311	$19	$55
Assisted Living	18	17	41
CCRCs	2,298	970	870
Corporate and Management Services	911	1,232	1,388
	$3,538	$2,238	$2,354
Total interest expense:
Retirement Centers	$28,444	$35,222	$31,837
Assisted Living	58,453	63,591	58,855
CCRCs	35,640	38,871	33,326
Corporate and Management Services	19,641	8,038	10,591
	$142,178	$145,722	$134,609

Total expenditures for property, plant and equipment, and leasehold intangibles:
Retirement Centers	$46,344	$23,079	$11,949
Assisted Living	44,329	24,911	13,142
CCRCs	37,325	28,729	81,720
Corporate and Management Services	32,133	16,962	10,642
	$160,131	$93,681	$117,453

	As of December 31,
	2011	2010	2009
Total assets:
Retirement Centers	$1,061,815	$1,132,934	$1,109,806
Assisted Living	1,463,198	1,433,123	1,519,760
CCRCs	1,563,004	1,632,755	1,690,121
Corporate and Management Services	378,044	331,658	330,192
	$4,466,061	$4,530,470	$4,649,879
___________

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(4)	Net of general and administrative costs allocated to management services reporting segment.

25.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2011 and 2010 (in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$586,920	$583,299	$615,728	$671,971
Income from operations(1)	12,000	28,863	29,505	19,812
Loss before income taxes	(23,459)	(21,231)	(6,523)	(14,622)
Net loss	(12,305)	(33,959)	(7,036)	(14,875)
Weighted average basic and diluted loss per share	$(0.10)	$(0.28)	$(0.06)	$(0.12)
Weighted average shares used in computing basic and diluted loss per share	120,792	121,280	121,616	120,951

	For the Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$561,004	$565,518	$575,789	$578,224
Income from operations(1)	15,838	23,744	8,640	17,772
Loss before income taxes	(21,673)	(14,886)	(28,734)	(15,040)
Net loss	(14,295)	(9,557)	(16,913)	(8,136)
Weighted average basic and diluted loss per share	$(0.12)	$(0.08)	$(0.14)	$(0.07)
Weighted average shares used in computing basic and diluted loss per share	119,315	119,721	120,404	120,580
___________

(1)
Fourth quarter 2011 and 2010 results include non-cash impairment charges of $2.0 million and $13.1 million, respectively. First quarter 2011 results include non-cash impairment charges of $14.8 million.

26.       Subsequent Events

Effective February 2, 2012, the Company acquired the underlying real estate associated with nine communities that were previously leased and reported in the Retirement Centers segment for an aggregate purchase price of $121.3 million.  The Company financed the transaction with $77.9 million of first mortgage financing secured by seven of the communities and $15.0 million of seller-financing secured by two of the communities.  The $77.9 million first mortgage facility has a ten year term.  75% of the facility bears interest at a fixed rate of 4.2% and the remaining 25% of the facility bears interest at a variable rate of 30 day LIBOR plus a margin of 276 basis points.  The $15.0 million mortgage loan has a two year term and bears interest at a fixed rate of 7.0%.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2011
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Acquisitions	Deductions		Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$14,482	$14,349		$772		$—	$(15,696)		$13,907
Year ended December 31, 2010	$13,907	$13,816		$179		$—	$(13,438)		$14,464
Year ended December 31, 2011	$14,464	$16,796		$1,817		$—	$(16,105)		$16,972

Deferred Tax Valuation Account:
Year ended December 31, 2009	$9,735	$—		$973	(1)	$—	$—		$10,708
Year ended December 31, 2010	$10,708	$—		$137	(2)	$—	$—		$10,845
Year ended December 31, 2011	$10,845	$29,348	(3)	$1,141	(4)	$—	$(514	)(5)	$40,820
    ______________

(1)	Adjustment to valuation allowance for state net operating losses of $264. Establishment of valuation allowance against state tax credits of $709.
(2)	Adjustment to valuation allowance for state net operating losses of $137.
(3)	Adjustment to valuation allowance for federal net operating losses and federal credits of $22,940 and $6,408, respectively.
(4)	Adjustment to valuation allowance for state net operating losses of $1,141.
(5)	Adjustment to valuation allowance for state credits of $514.

See accompanying report of independent registered public accounting firm

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.  Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings “Proposal Number One - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Co-Presidents, Chief Financial Officer, Treasurer and Controller, both of which are available on our website at www.brookdaleliving.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, will be posted on our website.

Item 11.                 Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings “Compensation of Directors” and “Compensation of Executive Officers” in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2011 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(3)	—	—	4,264,882
Equity compensation plans not approved by security holders(4)	—	—	87,016
Total	—	—	4,351,898

(1)
In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock, restricted stock units or other forms of equity-based compensation. As of December 31, 2011, 4,221,598 shares of unvested restricted stock and 200,000 restricted stock units issued under our Omnibus Stock Incentive Plan were outstanding.  Such shares and restricted stock units are not reflected in the table above.

(2)
The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 3,144,901 shares remaining available for future issuance under our Omnibus Stock Incentive Plan and 1,119,981 shares remaining available for future issuance under our Associate Stock Purchase Plan.

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

The information required by this item is incorporated by reference from the discussions under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading “Proposal Number Two – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ W.E. Sheriff
Name:	W.E. Sheriff
Title:	Chief Executive Officer
Date:	February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board	February 28, 2012
Wesley R. Edens

/s/ W.E. Sheriff	Chief Executive Officer and Director	February 28, 2012
W.E. Sheriff

/s/ Mark W. Ohlendorf	Co-President and Chief Financial Officer	February 28, 2012
Mark W. Ohlendorf	(Principal Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	February 28, 2012
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 28, 2012
Jackie M. Clegg

/s/ Jeffrey R. Leeds	Director	February 28, 2012
Jeffrey R. Leeds

/s/ Randal A. Nardone	Director	February 28, 2012
Randal A. Nardone

/s/ Mark J. Schulte	Director	February 28, 2012
Mark J. Schulte

/s/ James R. Seward	Director	February 28, 2012
James R. Seward

/s/ Samuel Waxman	Director	February 28, 2012
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

10.16	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2011).*
10.17
Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.18
Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.19
Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.20
Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.21
Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.22
Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.23
Additional Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.24
Additional Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.25
Additional Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.26
Additional Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.27
Additional Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.28
Additional Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.29
Master Credit Facility Agreement, dated as of July 29, 2011, by and among various subsidiaries of Brookdale Senior Living Inc. and Oak Grove Commercial Mortgage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2011).

10.30
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.31
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.32
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.33
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

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