Form 10-Q
period 2012-03-31
Brookdale Senior Living Inc.
filed 2012-05-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, 121,197,671 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2012	December 31, 2011
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$42,113	$30,836
Cash and escrow deposits — restricted	44,867	45,903
Accounts receivable, net	102,568	98,697
Deferred tax asset	11,776	11,776
Prepaid expenses and other current assets, net	96,217	93,663
Total current assets	297,541	280,875
Property, plant and equipment and leasehold intangibles, net	3,793,384	3,694,064
Cash and escrow deposits — restricted	48,887	52,980
Marketable securities — restricted	33,519	31,721
Investment in unconsolidated ventures	32,216	32,798
Goodwill	109,553	109,553
Other intangible assets, net	156,884	154,136
Other assets, net	104,125	109,934
Total assets	$4,576,109	$4,466,061

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$125,316	$47,654
Trade accounts payable	39,230	54,134
Accrued expenses	176,542	183,634
Refundable entrance fees and deferred revenue	339,171	327,808
Tenant security deposits	7,254	7,720
Total current liabilities	687,513	620,950
Long-term debt, less current portion	2,380,926	2,350,971
Line of credit	85,000	65,000
Deferred entrance fee revenue	73,811	72,485
Deferred liabilities	157,830	161,185
Deferred tax liability	112,211	112,736
Other liabilities	41,002	42,526
Total liabilities	3,538,293	3,425,853

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding	―	―
Common stock, $0.01 par value, 200,000,000 shares authorized at March 31, 2012 and December 31, 2011; 128,914,032 and 127,782,538 shares issued and 126,485,631 and 125,354,137 shares outstanding (including 5,288,427 and 4,221,598 unvested restricted shares), respectively	1,265	1,254
Additional paid-in-capital	1,977,708	1,970,820
Treasury stock, at cost; 2,428,401 shares at March 31, 2012 and December 31, 2011	(46,800)	(46,800)
Accumulated deficit	(894,389)	(884,051)
Accumulated other comprehensive income (loss)	32	(1,015)
Total stockholders’ equity	1,037,816	1,040,208
Total liabilities and stockholders’ equity	$4,576,109	$4,466,061

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue
Resident fees	$596,886	$568,035
Management fees	7,924	1,405
Reimbursed costs incurred on behalf of managed communities	78,715	17,480
Total revenue	683,525	586,920

Expense
Facility operating expense (excluding depreciation and amortization of $57,936 and $58,959, respectively)	399,249	370,954
General and administrative expense (including non-cash stock-based compensation expense of $6,435 and $4,540, respectively)	44,973	33,543
Facility lease expense	71,445	66,315
Depreciation and amortization	63,344	71,782
Asset impairment	1,083	14,846
Loss on acquisition	636	―
Gain on facility lease termination	(2,780)	―
Costs incurred on behalf of managed communities	78,715	17,480
Total operating expense	656,665	574,920
Income from operations	26,860	12,000

Interest income	852	625
Interest expense:
Debt	(32,050)	(31,561)
Amortization of deferred financing costs and debt discount	(4,473)	(2,704)
Change in fair value of derivatives and amortization	(233)	(8)
Loss on extinguishment of debt, net	(221)	(2,894)
Equity in earnings of unconsolidated ventures	99	266
Other non-operating (loss) income	(111)	817
Loss before income taxes	(9,277)	(23,459)
(Provision) benefit for income taxes	(1,061)	11,154
Net loss	$(10,338)	$(12,305)

Basic and diluted net loss per share	$(0.09)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	121,145	120,792

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Net loss	$(10,338)	$(12,305)
Other comprehensive income (loss):
Unrealized gain on marketable securities - restricted	1,038	257
Reclassification of net gains on derivatives into earnings	(79)	114
Amortization of payments from settlement of forward interest rate swaps	94	94
Other	(6)	(181)
Total other comprehensive income, net of tax	1,047	284
Comprehensive loss	$(9,291)	$(12,021)

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited, in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In-	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Total
Balances at January 1, 2012	125,354	$1,254	$1,970,820	$(46,800)	$(884,051)	$(1,015)	$1,040,208
Compensation expense related to restricted stock grants	―	―	6,435	―	―	―	6,435
Net loss	―	―	―	―	(10,338)	―	(10,338)
Issuance of common stock under Associate Stock Purchase Plan	20	―	336	―	―	―	336
Restricted stock, net	1,112	11	(25)	―	―	―	(14)
Unrealized gain on marketable securities - restricted	―	―	―	―	―	1,038	1,038
Reclassification of net gains on derivatives into earnings	―	―	―	―	―	(79)	(79)
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	94	94
Other	―	―	142	―	―	(6)	136
Balances at March 31, 2012	126,486	$1,265	$1,977,708	$(46,800)	$(894,389)	$32	$1,037,816

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(10,338)	$(12,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	221	2,894
Depreciation and amortization	67,817	74,486
Asset impairment	1,083	14,846
Equity in earnings of unconsolidated ventures	(99)	(266)
Distributions from unconsolidated ventures from cumulative share of net earnings	206	―
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(6,403)	(5,762)
Proceeds from deferred entrance fee revenue	7,000	6,361
Deferred income tax benefit	(4)	(11,841)
Change in deferred lease liability	1,642	1,726
Change in fair value of derivatives and amortization	233	8
Loss (gain) on sale of assets	114	(1,315)
Loss on acquisition	636	―
Gain on facility lease termination	(2,780)	―
Non-cash stock-based compensation	6,435	4,540
Changes in operating assets and liabilities:
Accounts receivable, net	(5,317)	(105)
Prepaid expenses and other assets, net	(3,621)	(7,104)
Accounts payable and accrued expenses	(23,705)	8,453
Tenant refundable fees and security deposits	(442)	310
Deferred revenue	12,168	11,269
Other	1,940	7,564
Net cash provided by operating activities	45,693	92,666

Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(2,217)	941
Decrease in cash and escrow deposits — restricted	8,442	54,455
Purchase of marketable securities — restricted	(399)	(26,409)
Sale of marketable securities — restricted	―	809
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(41,533)	(28,589)
Acquisition of assets, net of related payables and cash received	(104,984)	(51,330)
(Issuance of) payment on notes receivable, net	(439)	403
Distributions received from unconsolidated ventures	100	60
Proceeds from sale of assets	―	23,147
Other	(362)	(164)
Net cash used in investing activities	(141,392)	(26,677)

Cash Flows from Financing Activities
Proceeds from debt	175,838	28,000
Repayment of debt and capital lease obligations	(86,068)	(134,550)
Proceeds from line of credit	130,000	40,000
Repayment of line of credit	(110,000)	(40,000)
Payment of financing costs, net of related payables	(2,378)	(2,575)
Other	(86)	(184)
Refundable entrance fees:
Proceeds from refundable entrance fees	7,989	6,080
Refunds of entrance fees	(8,102)	(4,930)
Cash portion of loss on extinguishment of debt	(118)	(2,861)
Recouponing and payment of swap termination	(99)	(64)
Net cash provided by (used in) financing activities	106,976	(111,084)
Net increase (decrease) in cash and cash equivalents	11,277	(45,095)
Cash and cash equivalents at beginning of period	30,836	81,827
Cash and cash equivalents at end of period	$42,113	$36,732

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2012, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Entrance Fees

Certain of the Company’s communities have residency agreements which require the resident to pay an upfront entrance fee prior to occupying the community.  In addition, in connection with the Company’s MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.  The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in certain agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit.  In such instances the refundable portion of the fee is not amortized and included in refundable entrance fees and deferred revenue.

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit (“contingently refundable”).  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue was approximately $47.8 million and $48.1 million at March 31, 2012 and December 31, 2011, respectively, and is amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted, derivative financial instruments and marketable securities - restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.6 billion and $2.5 billion as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, the estimated fair value of debt was approximately $2.6 billion and $2.5 billion, respectively.

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

The Company’s cash and cash equivalents and cash and escrow deposits-restricted reported on its condensed consolidated balance sheets approximate fair value due to the short maturity.

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

Marketable Securities - Restricted

Marketable securities - restricted include amounts required to be held in reserve related to the Company’s entrance fee CCRCs pursuant to various state insurance regulations and consist of mutual funds holding equities and fixed-income securities. The Company classifies its marketable securities - restricted as available-for-sale and accordingly, they are carried at their estimated fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.  Realized gains and losses from the available-for-sale securities are determined on the specific identification method and are included in other non-operating income (loss) on the trade date.

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

The amortized cost basis of the marketable securities – restricted as of March 31, 2012 and December 31, 2011 was $33.5 million and $32.7 million, respectively.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each interim period. The Company adopted the provisions of this update as of January 1, 2012 and incorporated the provisions of this update to its consolidated financial statements upon adoption. The adoption of this update did not have an impact on the Company's financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (“ASU 2011-08”).  ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 applies to all companies that have goodwill reported in their financial statements.  The provisions of ASU 2011-08 are effective for the Company in 2012.  The adoption of this update did not have an impact on the Company's financial condition or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3.	Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating both basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock and restricted stock units and convertible debt instruments and warrants.

During the three months ended March 31, 2012 and 2011, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share were 1.5 million and 1.8 million for the three months ended March 31, 2012 and 2011, respectively.

4.	Acquisitions and Dispositions

Effective February 2, 2012, the Company acquired the underlying real estate associated with nine communities that were previously leased for an aggregate purchase price of $121.3 million. The results of operations of these communities, prior and subsequent to the acquisition, are reported in the Retirement Centers segment. The Company financed the transaction with $77.9 million of first mortgage financing secured by seven of the communities and $15.0 million of seller-financing secured by two of the communities (Note 8).

During the three months ended March 31, 2012, the Company purchased two home health agencies as part of its growth strategy for an aggregate purchase price of approximately $3.7 million.  The entire purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

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

As part of the transactions, the Company entered into an agreement to restructure Horizon Bay’s management arrangements with Chartwell Seniors Housing Real Estate Investment Trust (“Chartwell”).  Certain elements of the Chartwell management arrangement restructuring are subject to lender and other third party approvals.  Until such approvals are received, the Company will operate Chartwell’s properties under the existing management contracts.

The aggregate acquisition-date fair value of the purchase consideration transferred for the acquisition of Horizon Bay included $2.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to a maximum of approximately $3.4 million to Horizon Bay’s former members.  The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in applying the income approach was the assignment of probabilities to the various possible outcomes. As of March 31, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Horizon Bay.

The Company estimated fair values of the assets acquired and liabilities assumed at the acquisition date and is in the process of obtaining third-party valuations of self-insured liabilities; thus the provisional measurements of accrued expenses and other liabilities are subject to change. The Company purchased 100% of Horizon Bay in a transaction that involved the restructuring of certain leases and other elements of Horizon Bay’s capital structure.  The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company initially recognized a net non-cash gain of $2.0 million in 2011 which was subsequently reduced by approximately $0.6 million in the three months ended March 31, 2012 due to adjustments related to pre-acquisition self-insurance reserves and the related tax impact.  The loss of $0.6 million is included in the line item “loss on acquisition” in the condensed consolidated statements of operations.

5.	Stock-Based Compensation

The Company’s compensation expense recorded in connection with grants of restricted stock and restricted stock units for the three months ended March 31, 2012 and 2011 was calculated net of forfeitures estimated from 0% to 10% of the shares granted.  For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis (or if, applicable, on the accelerated method) over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Current year grants of restricted shares under the Company’s Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2012	1,286	$17.39 – $19.07	$24,524

6.	Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2012 and the year ended December 31, 2011 presented on an operating segment basis (dollars in thousands):

	March 31, 2012				December 31, 2011
	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$(34)	$(487)	$7,121
Assisted Living	102,680	(106)	(142)	102,432	102,680	(106)	(142)	102,432
CCRCs	214,999	—	(214,999)	—	214,999	—	(214,999)	—
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(140)	$(215,628)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three months ended March 31, 2012.

Community purchase options are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the three months ended March 31, 2012.  The following is a summary of other intangible assets at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(18,490)	$129,120	$147,610	$(17,566)	$130,044
Home health licenses	27,764	—	27,764	24,092	—	24,092
Total	$175,374	$(18,490)	$156,884	$171,702	$(17,566)	$154,136

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2012 and 2011 was $0.9 million and $8.7 million, respectively.  Home health licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.	Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	March 31, 2012	December 31, 2011
Land	$285,703	$275,277
Buildings and improvements	3,207,881	3,080,882
Leasehold improvements	407,852	429,133
Furniture and equipment	464,098	450,179
Resident and leasehold operating intangibles	163,366	163,366
Construction in progress	50,300	39,600
Assets under capital and financing leases	674,337	667,239
	5,253,537	5,105,676
Accumulated depreciation and amortization	(1,460,153)	(1,411,612)
Property, plant and equipment and leasehold intangibles, net	$3,793,384	$3,694,064

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the three months ended March 31, 2012, there were indicators of impairment on certain long-lived assets (primarily as a result of fire damage at one of the Company’s communities).  The Company wrote-off assets not deemed to be recoverable.  A non-cash charge of $1.1 million within the Assisted Living and CCRCs segments was recorded in the Company’s operating results and reflected as asset impairment in the accompanying condensed consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to the amount by which the carrying values of the assets exceed the estimated fair value.

8.	Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	March 31, 2012	December 31, 2011
Mortgage notes payable due 2013 through 2022; weighted average interest rate of 4.90% for the three months ended March 31, 2012, net of debt discount of $0.5 million (weighted average interest rate of 5.04% in 2011)	$1,573,629	$1,470,462
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable thereafter in monthly installments of principal and interest through maturity in August 2013	147,554	148,601
Discount mortgage note payable due 2013, weighted average interest rate of 2.57% for the three months ended March 31, 2012, net of debt discount of $2.5 million (weighted average interest rate of 2.52% in 2011)	80,068	79,911
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.80% for the three months ended March 31, 2012 (weighted average interest rate of 1.65% in 2011), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	100,288	100,423
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.62% for the three months ended March 31, 2012 (weighted average interest rate of 8.61% in 2011)	342,643	348,195
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $72.1 million, interest at 2.75% per annum, due June 2018	244,186	241,897
Construction financing due 2024; weighted average interest rate of 7.0%	7,194	6,591
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.64% for the three months ended March 31, 2012 (weighted average interest rate of 3.11% in 2011), due 2012	10,680	2,545
Total debt	2,506,242	2,398,625
Less current portion	125,316	47,654
Total long-term debt	$2,380,926	$2,350,971

2011 Credit Facility

On January 31, 2011, the Company entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety the Company’s existing Credit Agreement dated as of February 23, 2010, as previously amended.  The amended credit agreement increased the commitment under the credit facility from $120.0 million to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 24, 2011, the commitment under the Amended and Restated Credit Agreement was further increased to $230.0 million.

The revolving line of credit can be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by a first priority lien on certain of the Company’s communities.  The availability under the line will vary from time to time as it is based on borrowing base calculations related to the value and performance of the communities securing the facility.

Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin, as described below.  For purposes of determining the interest rate, in no event will LIBOR be less than 2.0%.  The applicable margin varies with the percentage of the total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50%, and a 5.5% margin at greater than 50% utilization.  The Company is also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

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

As of March 31, 2012, the Company had an available secured line of credit with a $230.0 million commitment and $199.8 million of availability (of which $85.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $82.7 million in the aggregate as of March 31, 2012.  $77.8 million of letters of credit had been issued under these facilities as of such date.

Financings

On January 5, 2012, the Company obtained a $63.0 million first mortgage loan, secured by the underlying community.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 300 basis points and matures in January 2017.  In connection with the transaction, the Company repaid $62.8 million of existing variable rate debt.

On February 29, 2012, the Company obtained a $20.0 million first mortgage loan, secured by the underlying community.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 275 basis points and matures in February 2017.

The $77.9 million first mortgage facility used to partially finance the acquisition of the underlying real estate of nine communities (Note 4) has a ten year term.  75% of the facility bears interest at a fixed rate of 4.2% and the remaining 25% of the facility bears interest at a variable rate of 30-day LIBOR plus a margin of 276 basis points.  The $15.0 million mortgage loan used to partially finance the acquisition has a two year term and bears interest at a fixed rate of 7.0%.

As of March 31, 2012, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

The following table summarizes the Company’s swap instrument at March 31, 2012 (dollars in thousands):

Current notional balance	$27,660
Highest possible notional	$27,660
Lowest interest rate	5.49%
Highest interest rate	5.49%
Average fixed rate	5.49%
Earliest maturity date	2016
Latest maturity date	2016
Weighted average original maturity	5.0 years
Estimated liability fair value (included in other liabilities at March 31, 2012)	$(1,793)
Estimated liability fair value (included in other liabilities at December 31, 2011)	$(2,809)

The following table summarizes the Company’s cap instruments at March 31, 2012 (dollars in thousands):

Current notional balance	$418,238
Highest possible notional	$418,238
Lowest interest rate	5.00%
Highest interest rate	6.06%
Average fixed rate	5.49%
Earliest maturity date	2012
Latest maturity date	2017
Weighted average original maturity	2.7 years
Estimated asset fair value (included in other assets, net at March 31, 2012)	$—
Estimated asset fair value (included in other assets, net at December 31, 2011)	$—

The fair value of the Company’s interest rate swaps and caps decreased $0.2 million for the three months ended March 31, 2012.  This is included as a component of interest expense in the condensed consolidated statements of operations.

During the three months ended March 31, 2012, the Company terminated one swap agreement with a total notional amount of $150.0 million. In conjunction with this transaction, $1.2 million was paid to the counterparty, which had been previously deposited as collateral. The Company also entered into two new cap agreements with an aggregate notional amount of $169.5 million.

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

10.	Supplemental Disclosure of Cash Flow Information

(dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,049	$31,606
Income taxes paid	$207	$192
Write-off of deferred costs	$744	$313

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Cash and escrow deposits-restricted	$3,313	$—
Prepaid expenses and other current assets	(2,817)	—
Property, plant and equipment and leasehold intangibles, net	121,250	50,366
Other intangible assets, net	3,672	982
Other assets, net	(7,327)	—
Accrued expenses	(392)	(18)
Other liabilities	4,429	—
Long-term debt, less current portion	(15,000)	—
Accumulated earnings	(2,144)	—
Net	$104,984	$51,330

11.	Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Cash basis payment	$70,896	$65,682
Straight-line expense	1,642	1,726
Amortization of deferred gain	(1,093)	(1,093)
Facility lease expense	$71,445	$66,315

12.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 were (11.4%) and 47.5%, respectively.  The difference in the effective tax rate between these periods was primarily due to the Company’s decision to record a valuation allowance against the deferred tax benefit generated during the three month period ended March 31, 2012.  The Company concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2011, primarily related to net operating losses generated prior to December 31, 2011, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2011.

The Company recorded additional interest charges related to its tax contingency reserve for the three months ended March 31, 2012.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2008, 2009 and 2010 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

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

No shares were purchased pursuant to this authorization during the three months ended March 31, 2012.  As of March 31, 2012, approximately $82.4 million remains available under this share repurchase authorization.

14.	Fair Value Measurements

The following table provides the Company’s derivative assets and liabilities and marketable securities - restricted carried at fair value as measured on a recurring basis as of March 31, 2012 (dollars in thousands):

	Total Carrying Value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities - restricted	$33,519	$33,519	$—	$—
Derivative liabilities	(1,793)	—	(1,793)	—
	$31,726	$33,519	$(1,793)	$—

15.	Segment Information

The Company currently has four reportable segments: retirement centers; assisted living; CCRCs; and management services.   These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

Retirement Centers.  Retirement center communities are primarily designed for middle to upper income senior citizens age 75 and older who desire an upscale residential environment providing the highest quality of service.  The majority of the Company’s retirement center communities consist of both independent living and assisted living units in a single community, which allows residents to “age-in-place” by providing them with a continuum of senior independent and assisted living services.

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

The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue(1)
Retirement Centers	$138,928	$128,561
Assisted Living	276,260	265,194
CCRCs	181,698	174,280
Management Services(2)	86,639	18,885
	$683,525	$586,920
Segment operating income(3)
Retirement Centers	$54,231	$52,209
Assisted Living	95,902	93,077
CCRCs	47,504	51,795
Management Services	5,547	984
	203,184	198,065
General and administrative (including non-cash stock-based compensation expense)(4)	42,596	33,122
Facility lease expense	71,445	66,315
Depreciation and amortization	63,344	71,782
Asset impairment	1,083	14,846
Loss on acquisition	636	—
Gain on facility lease termination	(2,780)	—
Income from operations	$26,860	$12,000

	As of
	March 31, 2012	December 31, 2011
Total assets
Retirement Centers	$1,181,247	$1,061,815
Assisted Living	1,454,289	1,463,198
CCRCs	1,550,275	1,563,004
Corporate and Management Services	390,298	378,044
Total assets	$4,576,109	$4,466,061

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).
(4)	Net of general and administrative costs allocated to management services reporting segment.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Seniors Housing Real Estate Investment Trust; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, occupancy, revenue, cash flow, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, expansion and development activity, acquisition opportunities, asset dispositions, our share repurchase program and taxes; our belief regarding the value of our common stock and our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring; the risk that we may not be able to successfully integrate the new Horizon Bay communities into our operations; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; changes in governmental reimbursement programs; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including occupancy growth, increases in the average monthly revenue per unit, expense control and the realization of economies of scale; (ii) continued expansion of our ancillary services programs (including therapy, home health and hospice services); (iii) expansion, redevelopment and repositioning of existing communities; and (iv) acquisition and consolidation of asset portfolios and other senior living companies.

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2012 and 2011 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Total revenues	$683.5	$586.9	$96.6	16.5%
Net loss	$(10.3)	$(12.3)	$(2.0)	(16.0%)
Adjusted EBITDA	$96.6	$102.8	$(6.2)	(6.0%)
Cash From Facility Operations	$54.6	$61.8	$(7.2)	(11.7%)
Facility Operating Income	$191.2	$191.3	$(0.1)	—

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

During the first quarter of 2012, we experienced an increase in our total revenues, primarily due to the addition of leased and managed communities from the Horizon Bay and HCP transactions in the third quarter of 2011, along with increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  Total revenues for the three months ended March 31, 2012 increased to $683.5 million, an increase of $96.6 million, or 16.5%, over our total revenues for the three months ended March 31, 2011.  Resident and management fee revenue for the three months ended March 31, 2012 increased $35.4 million, or 6.2%, from the first quarter of 2011.  Revenue from reimbursed costs incurred on behalf of managed communities increased $61.2 million, or 350.3%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions during the third quarter of 2011.  In connection with these transactions, we added to our portfolio 12 leased communities and 78 managed communities (after giving effect to our subsequent acquisition of one of the managed communities in the fourth quarter of 2011).

The increase in resident fees in the first quarter of 2012 was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 2.8% increase in consolidated units operated.  Our weighted average occupancy rate for the three months ended March 31, 2012 and 2011 was 87.8% and 87.2%, respectively.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued

to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  The cumulative negative financial impact of these changes increased our expense and decreased our revenue, Facility Operating Income, Adjusted EBITDA and Cash From Facility Operations for the three months ended March 31, 2012.

During the three months ended March 31, 2012, our Adjusted EBITDA and Cash From Facility Operations decreased by 6.0% and 11.7%, respectively, and Facility Operating Income remained relatively constant when compared to the three months ended March 31, 2011.

During the three months ended March 31, 2012, we acquired the underlying real estate associated with nine Retirement Center communities that were previously leased for an aggregate purchase price of $121.3 million.  During the quarter, we also acquired two home health agencies for an aggregate purchase price of approximately $3.7 million.

During the three months ended March 31, 2012, we continued to expand our ancillary services offerings.  As of March 31, 2012, we offered therapy services to approximately 42,600 of our units and home health services to over 37,400 of our units (approximately 35,900 and 32,650 of these units, respectively, are in our consolidated portfolio).   We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

We believe that the recent challenge in the housing market, credit crisis and general economic uncertainty have caused some potential customers (or their adult children) to delay or reconsider moving into our communities, resulting in a decrease in occupancy rates and occupancy levels when compared to historical levels.  We remain cautious about the economy and the adverse credit and financial markets and their effect on our customers and our business.  In addition, we continue to experience volatility in the entrance fee portion of our business.  The timing of entrance fee sales is subject to a number of different factors (including the ability of potential customers to sell their existing homes) and is also inherently subject to variability (positively or negatively) when measured over the short-term.  These factors also impact our potential independent living customers to a significant extent.  We expect occupancy and entrance fee sales to normalize over the longer term.

Consolidated Results of Operations

Three Months Ended March 31, 2012 and 2011

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

 (dollars in thousands, except average monthly revenue per unit)

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$138,928	$128,561	$10,367	8.1%
Assisted Living	276,260	265,194	11,066	4.2%

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
CCRCs	181,698	174,280	7,418	4.3%
Total resident fees	596,886	568,035	28,851	5.1%
Management services(1)	86,639	18,885	67,754	358.8%
Total revenue	683,525	586,920	96,605	16.5%
Expense
Facility operating expense
Retirement Centers	84,697	76,352	8,345	10.9%
Assisted Living	180,358	172,117	8,241	4.8%
CCRCs	134,194	122,485	11,709	9.6%
Total facility operating expense	399,249	370,954	28,295	7.6%
General and administrative expense	44,973	33,543	11,430	34.1%
Facility lease expense	71,445	66,315	5,130	7.7%
Depreciation and amortization	63,344	71,782	(8,438)	(11.8%)
Asset impairment	1,083	14,846	(13,763)	(92.7%)
Loss on acquisition	636	—	636	100.0%
Gain on facility lease termination	(2,780)	—	2,780	100.0%
Costs incurred on behalf of managed communities	78,715	17,480	61,235	350.3%
Total operating expense	656,665	574,920	81,745	14.2%
Income from operations	26,860	12,000	14,860	123.8%
Interest income	852	625	227	36.3%
Interest expense
Debt	(32,050)	(31,561)	489	1.5%
Amortization of deferred financing costs and debt discount	(4,473)	(2,704)	1,769	65.4%
Change in fair value of derivatives and amortization	(233)	(8)	225	NM
Equity in earnings of unconsolidated ventures	99	266	(167)	(62.8%)
Loss on extinguishment of debt, net	(221)	(2,894)	(2,673)	(92.4%)
Other non-operating (loss) income	(111)	817	(928)	(113.6%)
Loss before income taxes	(9,277)	(23,459)	(14,182)	(60.5%)
(Provision) benefit for income taxes	(1,061)	11,154	(12,215)	(109.5%)
Net loss	$(10,338)	$(12,305)	$(1,967)	(16.0%)

Selected Operating and Other Data:
Total number of communities (period end)	646	558	88	15.8%
Total units operated(2)
Period end	66,093	50,385	15,708	31.2%
Weighted average	66,137	50,394	15,743	31.2%
Owned/leased communities units(2)
Period end	47,904	46,601	1,303	2.8%
Weighted average	47,884	46,610	1,274	2.7%
Owned/leased communities occupancy rate (weighted average)	87.8%	87.2%	0.6%	0.7%
Average monthly revenue per unit (3)	$4,684	$4,609	$75	1.6%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	75	1	1.3%
Total units (2)
Period end	14,452	14,104	348	2.5%

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Weighted average	14,452	14,104	348	2.5%
Occupancy rate (weighted average)	88.8%	87.3%	1.5%	1.7%
Average monthly revenue per unit (3)	$3,609	$3,482	$127	3.6%
Assisted Living
Number of communities (period end)	434	428	6	1.4%
Total units (2)
Period end	21,635	21,284	351	1.6%
Weighted average	21,635	21,295	340	1.6%
Occupancy rate (weighted average)	88.5%	88.2%	0.3%	0.3%
Average monthly revenue per unit (3)	$4,813	$4,705	$108	2.3%
CCRCs
Number of communities (period end)	40	36	4	11.1%
Total units (2)
Period end	11,817	11,213	604	5.4%
Weighted average	11,797	11,211	586	5.2%
Occupancy rate (weighted average)	85.3%	85.3%	0.0%	0.0%
Average monthly revenue per unit (3)	$5,810	$5,873	$(63)	(1.1%)
Management Services
Number of communities (period end)	96	19	77	405.3%
Total units (2)
Period end	18,189	3,784	14,405	380.7%
Weighted average	18,253	3,784	14,469	382.4%
Occupancy rate (weighted average)	84.3%	84.7%	(0.4%)	(0.5%)

Selected Entrance Fee Data:
Non-refundable entrance fees sales	$7,000	$6,361
Refundable entrance fees sales(4)	7,989	6,080
Total entrance fee receipts	14,989	12,441
Refunds	(8,102)	(4,930)
Net entrance fees(5)	$6,887	$7,511

__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Average monthly revenue per unit represents the average of the total monthly revenues, excluding amortization of entrance fees, divided by average occupied units.

(4)
Refundable entrance fee sales for the three months ended March 31, 2012 and 2011 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee.  MyChoice amounts received from residents totaled $2.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

(5)
Includes $0.5 million and $2.7 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, our total operations included 646 communities with a capacity of 66,987 units.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 2.8% increase in consolidated units operated.  During the current period, revenues grew 2.1% at the 532 communities we operated during both periods with a 1.5% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.5% in these communities period over period.

Retirement Centers revenue increased $10.4 million, or 8.1%, primarily due to the inclusion of revenue from communities acquired subsequent to the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods, including an increase in our ancillary services revenue.

Assisted Living revenue increased $11.1 million, or 4.2%, primarily due to the inclusion of revenues from communities acquired subsequent to the prior year period and an increase in the average monthly revenue per unit at the communities we operated during both periods.  There was also an increase in occupancy at the communities we operated during both periods.

CCRCs revenue increased $7.4 million, or 4.3%, primarily due to the inclusion of revenues from communities acquired subsequent to the prior year period.  The increase was partially offset by decreases in occupancy and the average monthly revenue per unit at the communities we operated during both periods.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $67.8 million, or 358.8%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2012 and 2011, as well as an increase in salaries and wages.  These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current-year period.

Retirement Centers operating expenses increased $8.3 million, or 10.9%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and the inclusion of expenses from communities acquired subsequent to the prior year period, as well as increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in utility expenses as a result of milder weather in the current-year period.

Assisted Living operating expenses increased $8.2 million, or 4.8%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period, as well as an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in utility expenses as a result of milder weather in the current-year period and a decrease in group health insurance expenses due to a change in estimates.

CCRCs operating expenses increased $11.7 million, or 9.6%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior-year period, an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, and an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense increased $11.4 million, or 34.1%, primarily as a result of an increase in the number of employees in connection with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011, an increase in non-cash stock-based compensation expense, and integration and transaction-related costs. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense, was 4.6% and 4.8% for the three months ended March 31, 2012 and 2011, respectively, calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2012		2011

Resident fee revenues	$596,886	79.3%	$568,035	94.0%
Resident fee revenues under management	155,816	20.7%	36,340	6.0%
Total	$752,702	100.0%	$604,375	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration and transaction-related costs)	$34,634	4.6%	$29,003	4.8%
Non-cash stock-based compensation expense	6,435	0.9%	4,540	0.8%
Integration and transaction-related costs	3,904	0.5%	—	—
General and administrative expenses (including non-cash stock-based compensation expense and integration and transaction-related costs)	$44,973	6.0%	$33,543	5.6%

Facility Lease Expense

Facility lease expense increased $5.1 million, or 7.7%, primarily as a result of the acquisition of 12 leased communities in connection with the Horizon Bay and HCP transactions that occurred in the third quarter of 2011, as well as increases due to normal rent escalators. These increases were partially offset by decreased lease expense as a result of the purchase of nine previously leased communities in the current year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $8.4 million, or 11.8%, primarily as a result of management contracts and therapy services intangibles related to a 2006 acquisition becoming fully amortized subsequent to the prior-year period.

Asset Impairment

During the three months ended March 31, 2012, we recognized $1.1 million of impairment charges related to asset impairments, primarily as a result of fire damage at one of our communities, within the Assisted Living and CCRCs segments.

Loss on Acquisition

The loss on acquisition relates to the reduction of a prior-year gain on an acquisition for adjustments to pre-acquisition self-insurance reserves and the related tax impact.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $61.2 million primarily due to new management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions.

Gain on Facility Lease Termination

During the current-year period, we recognized a $2.8 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with nine previously-leased communities that were acquired during the current period, partially offset by the write-off of deferred lease costs.

Interest Income

Interest income increased by $0.2 million, or 36.3%, primarily due to increased interest earned on our restricted marketable securities.

Interest Expense

Interest expense increased $2.5 million, or 7.2%, primarily due to additional expense from the amortization of our debt discount primarily on our convertible notes issued during 2011, increased interest expense on our mortgage debt due to higher average outstanding debt balances period over period, and increased interest expense related to our line of credit, which had a higher average outstanding balance drawn period over period.

Income Taxes

Our effective tax rates for the three months ended March 31, 2012 and 2011 were (11.4%) and 47.5%, respectively.  The difference in the effective tax rate between these periods was primarily due to our decision to record a valuation allowance against the deferred tax benefit generated during the three month period ended March 31, 2012.  We concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated.  We continue to maintain that the deferred tax assets recorded as of December 31, 2011, primarily related to net operating losses generated prior to December 31, 2011, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2011.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended March 31, 2012.  Additionally, uncertain tax positions recorded in prior periods were reduced due to a change in estimate.  Tax returns for years 2008, 2009 and 2010 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$45,693	$92,666
Cash used in investing activities	(141,392)	(26,677)
Cash provided by (used in) financing activities	106,976	(111,084)
Net increase (decrease) in cash and cash equivalents	11,277	(45,095)
Cash and cash equivalents at beginning of period	30,836	81,827
Cash and cash equivalents at end of period	$42,113	$36,732

The decrease in cash provided by operating activities was attributable primarily to changes in working capital.

The increase in cash used in investing activities was primarily attributable to an increase in cash paid for acquisitions and spending on property, plant, equipment, and leasehold intangibles. The increase was partially offset by a decrease in the purchase of restricted marketable securities. Additionally, the prior-year period includes cash received from restricted cash and escrow deposits related to the release of escrows on a recently opened entrance fee CCRC and from the sale of assets.

The change in cash related to financing activities period over period was primarily attributable to an increase in the proceeds from debt related to the financing of a current period acquisition, additional new borrowing on our line of credit, and a decrease in repayments of debt, as the prior-year period included the repayment of debt on a recently opened entrance fee CCRC when entrance fees originally escrowed were released in accordance with state regulations.

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

We are highly leveraged and have significant debt and lease obligations.  As of March 31, 2012, we have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to

$82.7 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At March 31, 2012, we had $2.2 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.70% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At March 31, 2012, we had $342.6 million of capital and financing lease obligations, $85.0 million was drawn on our revolving loan facility, and $77.8 million of letters of credit had been issued under our letter of credit facilities.  Approximately $125.3 million of our debt and capital lease obligations are due on or before March 31, 2013.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending March 31, 2013, we will be required to make approximately $285.0 million of payments in connection with our existing operating leases.

We had $42.1 million of cash and cash equivalents at March 31, 2012, excluding cash and escrow deposits-restricted, marketable securities-restricted and lease security deposits of $160.0 million in the aggregate.  As of that date, we also had $199.8 million of availability on our revolving credit facility (of which $85.0 million had been drawn as of March 31, 2012).

At March 31, 2012, we had $390.0 million of negative working capital, which includes the classification of $243.2 million of refundable entrance fees and $7.3 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $6.9 million of cash for the three months ended March 31, 2012.  This includes $0.5 million of first generation net entrance fee receipts which represent initial entrance fees received from the sale of units at a recently opened entrance fee CCRC.

For the year ending December 31, 2012, we anticipate that we will make investments of approximately $135.0 million to $145.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $95.0 million to $100.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the three months ended March 31, 2012, we spent approximately $8.1 million for net recurring capital expenditures and approximately $19.9 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $60.0 million to $70.0 million during 2012 in connection with recently initiated or currently planned projects.  For the three months ended March 31, 2012, we spent approximately $10.6 million in connection with our Program Max initiative.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization.  As of March 31, 2012, we have $418.2 million in aggregate notional amount of interest rate caps and a $27.7 million notional amount swap that do not require cash collateralization. As of March 31, 2012, $231.6 million of our variable rate debt, excluding our secured line of credit and capital lease obligations, is not subject to any cap or swap agreements.

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

As of March 31, 2012, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

2011 Credit Facility

On January 31, 2011, we entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our existing Credit Agreement dated as of February 23, 2010, as previously amended.  The amended credit agreement increased the commitment under the credit facility from $120.0 million to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 24, 2011, the commitment under the Amended and Restated Credit Agreement was further increased to $230.0 million.

The revolving line of credit can be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by a first priority lien on certain of our communities.  The availability under the line will vary from time to time as it is based on borrowing base calculations related to the value and performance of the communities securing the facility.

Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin, as described below.  For purposes of determining the interest rate, in no event will LIBOR be less than 2.0%.  The applicable margin varies with the percentage of the total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50%, and a 5.5% margin at greater than 50% utilization.  We are also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

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

As of March 31, 2012, we had an available secured line of credit with a $230.0 million commitment and $199.8 million of availability (of which $85.0 million had been drawn as of such date).  We also had secured and unsecured letter of credit facilities of up to $82.7 million in the aggregate as of March 31, 2012.  $77.8 million of letters of credit had been issued under these facilities as of such date.

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

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the “Contractual Commitments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2012.  See Note 4 and Note 8 for acquisition and financing transactions that were completed during the period.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income);

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense; and

•	change in future service obligation;

and including:

•
entrance fee receipts and refunds (excluding (i) first generation entrance fee receipts from the sale of units at a recently opened entrance fee CCRC prior to stabilization and (ii) first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization).

In the first quarter of 2012, we revised the definition of Adjusted EBITDA to clarify the point at which first generation entrance fee receipts and refunds at recently opened entrance fee CCRCs will be included.  We determine the stabilization date of recently opened entrance fee communities to be the first day of the first full fiscal quarter occurring two years subsequent to the community’s opening date for occupancy of all levels of care on the campus.

As a result of this change, we will prospectively include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the three months ended March 31, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of Adjusted EBITDA were $0.5 million.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31(1),
	2012	2011
Net loss	$(10,338)	$(12,305)
Provision (benefit) for income taxes	1,061	(11,154)
Equity in earnings of unconsolidated ventures	(99)	(266)
Loss on extinguishment of debt, net	221	2,894
Other non-operating loss (income)	111	(817)
Interest expense:
Debt	24,340	23,553
Capitalized lease obligation	7,710	8,008
Amortization of deferred financing costs and debt discount	4,473	2,704
Change in fair value of derivatives and amortization	233	8
Interest income	(852)	(625)
Income from operations	26,860	12,000
Gain on facility lease termination	(2,780)	—
Loss on acquisition	636	—
Depreciation and amortization	63,344	71,782
Asset impairment	1,083	14,846
Straight-line lease expense	1,642	1,726
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(6,403)	(5,762)
Non-cash stock-based compensation expense	6,435	4,540
Entrance fee receipts(2)	14,989	12,441
First generation entrance fees received(3)	—	(2,729)
Entrance fee disbursements	(8,102)	(4,930)
Adjusted EBITDA	$96,611	$102,821

__________

(1)
The calculation of Adjusted EBITDA includes integration and transaction-related costs of $3.9 million for the three months ended March 31, 2012. There were no such costs for the three months ended March 31, 2011.

(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

•	changes in operating assets and liabilities;

•	deferred interest and fees added to principal;

•	refundable entrance fees received;

•	first generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization;

•	entrance fee refunds disbursed adjusted for first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization;

•	lease financing debt amortization with fair market value or no purchase options;

•	gain (loss) on facility lease termination;

•	recurring capital expenditures, net;

•	distributions from unconsolidated ventures from cumulative share of net earnings;

•	CFFO from unconsolidated ventures; and

•	other.

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

In the first quarter of 2012, we revised the definition of CFFO to clarify the point at which first generation entrance fee receipts and refunds at recently opened entrance fee CCRCs will be included.  We determine the stabilization date of recently opened entrance fee communities to be the first day of the first full fiscal quarter occurring two years subsequent to the community’s opening date for occupancy of all levels of care on the campus.

As a result of this change, we will prospectively include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the three months ended March 31, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of CFFO were $0.5 million.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31(1),
	2012	2011
Net cash provided by operating activities	$45,693	$92,666
Changes in operating assets and liabilities	18,977	(20,387)
Refundable entrance fees received(2)(3)	7,989	6,080
First generation entrance fees received(4)	—	(2,729)
Entrance fee refunds disbursed	(8,102)	(4,930)
Recurring capital expenditures, net	(8,064)	(7,057)
Lease financing debt amortization with fair market value or no purchase options	(2,929)	(2,533)
Distributions from unconsolidated ventures from cumulative share of net earnings	(206)	—
CFFO from unconsolidated ventures	1,228	641
Cash From Facility Operations	$54,586	$61,751

__________

(1)
The calculation of Cash From Facility Operations includes integration and transaction-related costs of $3.9 million for the three months ended March 31, 2012. There were no such costs for the three months ended March 31, 2011.

(2)
Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due.  Notes issued (net of collections) for the three months ended March 31, 2012 and 2011 were ($0.6) million and $0.5 million, respectively.

(3)
Total entrance fee receipts for the three months ended March 31, 2012 and 2011 were $15.0 million and $12.4 million, respectively, including $7.0 million and $6.4 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

(4)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock-based compensation expense;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss	$(10,338)	$(12,305)
Provision (benefit) for income taxes	1,061	(11,154)
Equity in earnings of unconsolidated ventures	(99)	(266)
Loss on extinguishment of debt, net	221	2,894
Other non-operating loss (income)	111	(817)
Interest expense:
Debt	24,340	23,553
Capitalized lease obligation	7,710	8,008
Amortization of deferred financing costs and debt discount	4,473	2,704
Change in fair value of derivatives and amortization	233	8
Interest income	(852)	(625)
Income from operations	26,860	12,000
Gain on facility lease termination	(2,780)	—
Depreciation and amortization	63,344	71,782
Asset impairment	1,083	14,846
Loss on acquisition	636	—
Facility lease expense	71,445	66,315
General and administrative (including non-cash stock-based compensation expense)	44,973	33,543
Amortization of entrance fees	(6,403)	(5,762)
Management fees	(7,924)	(1,405)
Facility Operating Income	$191,234	$191,319

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2012, we had approximately $1.5 billion of long-term fixed rate debt, $0.7 billion of long-term variable rate debt, excluding our line of credit, and $342.6 million of capital and financing lease obligations. As of March 31, 2012, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.70% (calculated using an imputed interest rate of 7.50% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of March 31, 2012, $1.5 billion, or 70.3%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of March 31, 2012, $410.3 million, or 19.0%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $231.6 million, or 10.7%, of our debt is variable rate debt, not subject to any cap or swap agreements.   A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $6.2 million, $32.0 million and $45.2 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	May 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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