Form 10-Q
period 2012-06-30
Brookdale Senior Living Inc.
filed 2012-08-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 6, 2012, 122,474,134 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of June 30, 2012 (Unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Operations -
	Three and six months ended June 30, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income -
	Three and six months ended June 30, 2012 and 2011 (Unaudited)	6

	Condensed Consolidated Statement of Stockholders' Equity -
	Six months ended June 30, 2012 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2012 and 2011 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	53
Signatures		54

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2012	December 31, 2011
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$38,676	$30,836
Cash and escrow deposits - restricted	45,202	45,903
Accounts receivable, net	106,934	98,697
Deferred tax asset	11,776	11,776
Prepaid expenses and other current assets, net	89,994	93,663
Total current assets	292,582	280,875
Property, plant and equipment and leasehold intangibles, net	3,792,169	3,694,064
Cash and escrow deposits - restricted	51,590	52,980
Marketable securities - restricted	33,661	31,721
Investment in unconsolidated ventures	31,461	32,798
Goodwill	109,553	109,553
Other intangible assets, net	158,782	154,136
Other assets, net	108,523	109,934
Total assets	$4,578,321	$4,466,061

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$410,581	$47,654
Trade accounts payable	43,105	54,134
Accrued expenses	188,455	183,634
Refundable entrance fees and deferred revenue	341,364	327,808
Tenant security deposits	6,589	7,720
Total current liabilities	990,094	620,950
Long-term debt, less current portion	2,099,265	2,350,971
Line of credit	75,000	65,000
Deferred entrance fee revenue	75,173	72,485
Deferred liabilities	158,300	161,185
Deferred tax liability	112,259	112,736
Other liabilities	42,267	42,526
Total liabilities	3,552,358	3,425,853

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding	―	―
Common stock, $0.01 par value, 200,000,000 shares authorized at June 30, 2012 and December 31, 2011; 128,867,519 and 127,782,538 shares issued and 126,439,118 and 125,354,137 shares outstanding (including 3,965,578 and 4,221,598 unvested restricted shares), respectively	1,264	1,254
Additional paid-in-capital	1,984,814	1,970,820
Treasury stock, at cost; 2,428,401 shares at June 30, 2012 and December 31, 2011	(46,800)	(46,800)
Accumulated deficit	(913,199)	(884,051)
Accumulated other comprehensive loss	(116)	(1,015)
Total stockholders' equity	1,025,963	1,040,208
Total liabilities and stockholders' equity	$4,578,321	$4,466,061

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Resident fees	$602,387	$563,923	$1,199,273	$1,131,958
Management fees	7,499	1,505	14,943	2,910
Reimbursed costs incurred on behalf of managed communities	80,924	17,871	159,639	35,351
Total revenue	690,810	583,299	1,373,855	1,170,219

Expense
Facility operating expense (excluding depreciation and amortization of $58,090, $57,808, $116,026 and $116,767, respectively)	403,515	366,242	802,284	737,196
General and administrative expense (including non-cash stock-based compensation expense of $6,729, $4,555, $13,164 and $9,095, respectively)	46,071	33,681	91,044	67,224
Facility lease expense	70,628	66,065	142,073	132,380
Depreciation and amortization	63,561	70,577	126,905	142,359
Asset impairment	7,246	―	8,329	14,846
Loss on acquisition	―	―	636	―
Gain on facility lease termination	―	―	(2,780)	―
Costs incurred on behalf of managed communities	80,924	17,871	159,639	35,351
Total operating expense	671,945	554,436	1,328,130	1,129,356
Income from operations	18,865	28,863	45,725	40,863

Interest income	692	773	1,544	1,398
Interest expense:
Debt	(32,431)	(30,673)	(64,481)	(62,234)
Amortization of deferred financing costs and debt discount	(4,586)	(2,010)	(9,059)	(4,714)
Change in fair value of derivatives and amortization	(278)	(2,635)	(511)	(2,643)
Loss on extinguishment of debt	―	(15,254)	(221)	(18,148)
Equity in (loss) earnings of unconsolidated ventures	(61)	146	38	412
Other non-operating income (loss)	3	(441)	(108)	376
Loss before income taxes	(17,796)	(21,231)	(27,073)	(44,690)
Provision for income taxes	(1,014)	(12,728)	(2,075)	(1,574)
Net loss	$(18,810)	$(33,959)	$(29,148)	$(46,264)

Basic and diluted net loss per share	$(0.15)	$(0.28)	$(0.24)	$(0.38)

Weighted average shares used in computing basic and diluted net loss per share	121,708	121,280	121,426	121,037

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(18,810)	$(33,959)	$(29,148)	$(46,264)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities - restricted	(200)	(36)	838	221
Reclassification of net gains (loss) on derivatives into earnings	―	114	(79)	228
Amortization of payments from settlement of forward interest rate swaps	85	94	179	188
Other	(33)	(69)	(39)	(250)
Total other comprehensive (loss) income, net of tax	(148)	103	899	387
Comprehensive loss	$(18,958)	$(33,856)	$(28,249)	$(45,877)

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at January 1, 2012	125,354	$1,254	$1,970,820	$(46,800)	$(884,051)	$(1,015)	$1,040,208
Compensation expense related to restricted stock grants	―	―	13,164	―	―	―	13,164
Net loss	―	―	―	―	(29,148)	―	(29,148)
Issuance of common stock under Associate Stock Purchase Plan	41	―	678	―	―	―	678
Restricted stock, net	1,044	10	(100)	―	―	―	(90)
Unrealized gain on marketable securities - restricted	―	―	―	―	―	838	838
Reclassification of net gains on derivatives into earnings	―	―	―	―	―	(79)	(79)
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	179	179
Other	―	―	252	―	―	(39)	213
Balances at June 30, 2012	126,439	$1,264	$1,984,814	$(46,800)	$(913,199)	$(116)	$1,025,963

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(29,148)	$(46,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	221	18,148
Depreciation and amortization	135,964	147,073
Asset impairment	8,329	14,846
Equity in earnings of unconsolidated ventures	(38)	(412)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,015	―
Amortization of deferred gain	(2,186)	(2,186)
Amortization of entrance fees	(13,050)	(12,366)
Proceeds from deferred entrance fee revenue	17,377	15,660
Deferred income tax benefit	(41)	―
Change in deferred lease liability	3,206	3,182
Change in fair value of derivatives and amortization	511	2,643
Loss (gain) on sale of assets	172	(1,315)
Loss on acquisition	636	―
Gain on facility lease termination	(2,780)	―
Non-cash stock-based compensation	13,164	9,095
Changes in operating assets and liabilities:
Accounts receivable, net	(8,801)	1,623
Prepaid expenses and other assets, net	4,446	1,937
Accounts payable and accrued expenses	(7,800)	1,317
Tenant refundable fees and security deposits	(1,117)	23
Deferred revenue	8,467	4,348
Net cash provided by operating activities	128,547	157,352

Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(6,336)	(372)
Decrease in cash and escrow deposits - restricted	5,404	58,296
Purchase of marketable securities - restricted	(400)	(32,724)
Sale of marketable securities - restricted	―	1,417
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(91,966)	(67,929)
Acquisition of assets, net of related payables and cash received	(109,959)	(54,508)
(Issuance of) payment on notes receivable, net	(439)	403
Investment in unconsolidated ventures	(571)	―
Distributions received from unconsolidated ventures	184	116
Proceeds from sale of assets, net	325	29,032
Other	(702)	(468)
Net cash used in investing activities	(204,460)	(66,737)

Cash Flows from Financing Activities
Proceeds from debt	193,016	30,417
Repayment of debt and capital lease obligations	(118,653)	(418,176)
Proceeds from line of credit	205,000	55,000
Repayment of line of credit	(195,000)	(55,000)
Proceeds from issuance of convertible notes, net	―	308,335
Issuance of warrants	―	45,066
Purchase of bond hedge	―	(77,007)
Payment of financing costs, net of related payables	(2,714)	(3,485)
Other	(264)	(332)
Refundable entrance fees:
Proceeds from refundable entrance fees	17,306	11,390
Refunds of entrance fees	(13,531)	(11,411)
Cash portion of loss on extinguishment of debt	(118)	(17,014)
Recouponing and payment of swap termination	(1,289)	(99)
Net cash provided by (used in) financing activities	83,753	(132,316)
Net increase (decrease) in cash and cash equivalents	7,840	(41,701)
Cash and cash equivalents at beginning of period	30,836	81,827
Cash and cash equivalents at end of period	$38,676	$40,126
See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is a leading owner and operator of senior living communities throughout the United States.  The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company owns, leases and operates retirement centers, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through its Innovative Senior Care ("ISC") program, the Company also offers a range of outpatient therapy, home health and hospice services, primarily to residents of its communities.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2012, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Entrance Fees

Certain of the Company's communities have residency agreements which require the resident to pay an upfront entrance fee prior to occupying the community.  In addition, in connection with the Company's MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee.  The non-refundable portion of the entrance fee is recorded as deferred entrance fee revenue and amortized over the estimated stay of the resident based on an actuarial valuation.  The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in certain agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit.  In such instances the refundable portion of the fee is not amortized and included in refundable entrance fees and deferred revenue.

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit ("contingently refundable").  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred entrance fee revenue.  Such deferred entrance fee revenue was approximately $47.5 million and $48.1 million at June 30, 2012 and December 31, 2011, respectively, and is amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred entrance fee revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Reimbursed Costs Incurred on Behalf of Managed Communities

The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  Where the Company is the primary obligor with respect to any such operating expenses, the Company recognizes revenue when the goods have been delivered or the service has been rendered and the Company is due reimbursement.  Such revenue is included in "reimbursed costs incurred on behalf of managed communities" on the condensed consolidated statements of operations.  The related costs are included in "costs incurred on behalf of managed communities" on the condensed consolidated statements of operations.

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted, derivative financial instruments and marketable securities - restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.6 billion and $2.5 billion as of June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012 and December 31, 2011, the estimated fair value of debt was approximately $2.6 billion and $2.5 billion, respectively.

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 820 - Fair Value Measurements ("ASC 820"), which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company's cash and cash equivalents and cash and escrow deposits-restricted reported on its condensed consolidated balance sheets approximate fair value due to the short maturity.

The Company's marketable securities - restricted include marketable securities that are recorded in the financial statements at fair value. The fair value is based primarily on quoted market prices and is classified within Level 1 of the valuation hierarchy.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of stockholders' equity.

The Company's derivative assets and liabilities include interest rate swaps and caps that effectively convert a portion of the Company's variable rate debt to fixed rate debt.  The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period statement of operations.

The Company's fair value of debt disclosure is determined based primarily on market interest rate assumptions of similar debt applied to future cash flows under the debt agreements and is classified within Level 2 of the valuation hierarchy.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company's current policy provides for deductibles for each and every claim ($150,000 effective January 1, 2010).  As a result, the Company is, in effect, self-insured for claims that are less than $150,000.  In addition, the Company maintains a self-insured workers compensation program and a self-insured employee medical program for amounts below excess loss coverage amounts, as defined. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity.

Marketable Securities - Restricted

Marketable securities - restricted include amounts required to be held in reserve related to the Company's entrance fee CCRCs pursuant to various state insurance regulations and consist of mutual funds holding equities and fixed-income securities. The Company classifies its marketable securities - restricted as available-for-sale and accordingly, they are carried at their estimated fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.  Realized gains and losses from the available-for-sale securities are determined on the specific identification method and are included in other non-operating income (loss) on the trade date.

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

The amortized cost basis of the marketable securities - restricted as of June 30, 2012 and December 31, 2011 was $33.8 million and $32.7 million, respectively.

Convertible Debt Instruments

Convertible debt instruments are accounted for under FASB ASC Topic 470-20, Debt - Debt with Conversion and Other Options.  This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer's estimated non-convertible debt borrowing rate.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income ("ASU 2011-05").  The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each interim period. The Company adopted the provisions of this update as of January 1, 2012 and incorporated the provisions of this update to its condensed consolidated financial statements upon adoption. The adoption of this update did not have an impact on the Company's financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other ("ASU 2011-08").  ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 applies to all companies that have goodwill reported in their financial statements.  The provisions of ASU 2011-08 are effective for the Company in 2012.  The adoption of this update did not have an impact on the Company's financial condition or results of operations.

In July 2012, the FASB issued ASU 2012-01, Continuing Care Retirement Communities - Refundable Advance Fees ("ASU 2012-01").  ASU 2012-01 amends the situations in which recognition of deferred revenue for refundable advance fees is appropriate.  Under this amendment, refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability.  The guidance in ASU 2012-01 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company is currently evaluating the impact this provision will have on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other ("ASU 2012-02").  ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative indefinite-lived intangible asset impairment test.  Under this amendment, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements.  The provisions of ASU 2012-02 are effective for annual reporting periods beginning after September 15, 2012.  The Company has not yet adopted this pronouncement, but does not believe it will have an impact on the Company's consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

3.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating both basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock and restricted stock units and convertible debt instruments and warrants.

During the three and six months ended June 30, 2012 and 2011, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share were 1.3 million and 1.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and 1.4 million and 1.6 million for the six months ended June 30, 2012 and 2011, respectively.

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

During the six months ended June 30, 2012, the Company purchased three home health agencies and an existing skilled nursing facility as part of its growth strategy for an aggregate purchase price of approximately $6.5 million.  The purchase price of the acquisitions has primarily been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

Horizon Bay/HCP Transactions

On September 1, 2011, the Company acquired 100% of the equity and voting interests in Horizon Bay Realty, L.L.C. ("Horizon Bay").  The results of Horizon Bay's operations have been included in the condensed consolidated financial statements since that date.  Horizon Bay is a seniors housing management company primarily focused on managing large portfolios of retirement communities across the United States for institutional real estate investors.  In connection with the acquisition, the Company also restructured Horizon Bay's existing relationship with HCP, Inc. ("HCP") relating to 33 communities that Horizon Bay leased from HCP. In particular, the Company (i) formed a joint venture with HCP to own and operate 21 communities (the "HCP RIDEA JV"), and (ii) leased the remaining 12 communities from HCP under long-term, triple net leases. Of these 12 communities, the Company assumed the pre-existing lease for eight communities and entered into a new lease for the remaining four communities. The joint venture with HCP utilizes a RIDEA structure with the Company having acquired a 10% non-controlling interest in the joint venture. The Company also manages the communities under a ten-year management agreement with four five-year renewal options and retains all ancillary services operations.

As part of the transactions, the Company entered into an agreement to restructure Horizon Bay's management arrangements with Chartwell Seniors Housing Real Estate Investment Trust ("Chartwell"). Certain elements of the Chartwell management arrangement restructuring are subject to lender and other third party approvals.  Until such approvals are received, the Company will operate Chartwell's properties under the existing management contracts.

The Company estimated fair values of the assets acquired and liabilities assumed at the acquisition date and is in the process of obtaining third-party valuations of self-insured liabilities; thus the provisional measurements of accrued expenses and other liabilities are subject to change. The Company purchased 100% of Horizon Bay in a transaction that involved the restructuring of certain leases and other elements of Horizon Bay's capital structure.  The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company initially recognized a net non-cash gain of $2.0 million in 2011 which was subsequently reduced by approximately $0.6 million in the six months ended June 30, 2012 due to adjustments related to pre-acquisition self-insurance reserves and the related tax impact.  The loss of $0.6 million is included in the line item "loss on acquisition" in the condensed consolidated statements of operations.

The aggregate acquisition-date fair value of the purchase consideration transferred for the acquisition of Horizon Bay included $2.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to a maximum of approximately $3.4 million to Horizon Bay's former members.  The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in applying the income approach was the assignment of probabilities to the various possible outcomes. As of June 30, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Horizon Bay.

5.  Stock-Based Compensation

The Company's compensation expense recorded in connection with grants of restricted stock and restricted stock units for the three and six months ended June 30, 2012 and 2011 was calculated net of forfeitures estimated from 0% to 10% of the shares granted.  For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis (or if, applicable, on the accelerated method) over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2012	1,286	$17.39 - $19.07	$24,524
Three months ended June 30, 2012	85	$18.72 - $19.55	$1,666

6.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the six months ended June 30, 2012 and the year ended December 31, 2011 presented on an operating segment basis (dollars in thousands):

	June 30, 2012				December 31, 2011
	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$(34)	$(487)	$7,121
Assisted Living	102,680	(106)	(142)	102,432	102,680	(106)	(142)	102,432
CCRCs - Rental	56,281	-	(56,281)	-	56,281	-	(56,281)	-
CCRCs - Entry Fee	158,718	-	(158,718)	-	158,718	-	(158,718)	-
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(140)	$(215,628)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  During the three months ended June 30, 2012, the Company changed the composition of its operating segments as further discussed in Note 15.  The Company reevaluated goodwill under the new segment composition for impairment and determined that no impairment charge was necessary.

Community purchase options are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the six months ended June 30, 2012.  The following is a summary of other intangible assets at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(19,414)	$128,196	$147,610	$(17,566)	$130,044
Health care licenses	30,586	-	30,586	24,092	-	24,092
Total	$178,196	$(19,414)	$158,782	$171,702	$(17,566)	$154,136

Amortization expense related to definite-lived intangible assets for the three months ended June 30, 2012 and 2011 was $0.9 million and $8.7 million, respectively, and for the six months ended June 30, 2012 and 2011 was $1.8 million and $17.4 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Land	$291,452	$275,277
Buildings and improvements	3,209,013	3,080,882
Leasehold improvements	407,646	429,133
Furniture and equipment	484,025	450,179
Resident and leasehold operating intangibles	163,366	163,366
Construction in progress	61,356	39,600
Assets under capital and financing leases	698,090	667,239
	5,314,948	5,105,676
Accumulated depreciation and amortization	(1,522,779)	(1,411,612)
Property, plant and equipment and leasehold intangibles, net	$3,792,169	$3,694,064

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the six months ended June 30, 2012, there were indicators of impairment on certain long-lived assets.  The Company compared the estimated fair value of the assets (a Level 2 valuation) to their carrying value and recorded an impairment charge for the excess of carrying value over fair value.  A non-cash charge of $8.3 million within the Assisted Living and CCRCs - Entry Fee segments was recorded in the Company's operating results and reflected as asset impairment in the accompanying condensed consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The impairment charges are primarily due to the amount by which the carrying values of the assets exceed the estimated fair value or estimated selling prices.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Mortgage notes payable due 2013 through 2022; weighted average interest rate of 4.87% for the six months ended June 30, 2012, net of debt discount of $0.5 million (weighted average interest rate of 5.04% in 2011)	$1,568,697	$1,470,462
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable thereafter in monthly installments of principal and interest through maturity in August 2013	146,503	148,601
Discount mortgage note payable due June 2013, weighted average interest rate of 2.58% for the six months ended June 30, 2012, net of debt discount of $2.0 million (weighted average interest rate of 2.52% in 2011)	80,224	79,911
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.71% for the six months ended June 30, 2012 (weighted average interest rate of 1.65% in 2011), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	100,186	100,423

Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.48% for the six months ended June 30, 2012 (weighted average interest rate of 8.61% in 2011)	351,523	348,195
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $69.8 million, interest at 2.75% per annum, due June 2018	246,518	241,897
Construction financing due 2024; weighted average interest rate of 7.0%	7,194	6,591
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.68% for the six months ended June 30, 2012 (weighted average interest rate of 3.11% in 2011), due 2013	9,001	2,545
Total debt	2,509,846	2,398,625
Less current portion	410,581	47,654
Total long-term debt	$2,099,265	$2,350,971

In accordance with applicable accounting pronouncements, as of June 30, 2012, the current portion of long-term debt within the Company's condensed consolidated financial statements reflects approximately $359.9 million of mortgage notes payable due within the next 12 months.  Although these debt obligations are scheduled to mature on or prior to June 30, 2013, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $205.6 million of certain mortgages payable included in such debt until 2018 or later, as the instruments associated with such mortgages payable provide that the Company can extend the respective maturity dates for terms of five to seven years from the existing maturity dates.  The Company presently anticipates that it will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.

2011 Credit Facility

On January 31, 2011, the Company entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety the Company's existing Credit Agreement dated as of February 23, 2010, as previously amended.  The amended credit agreement increased the commitment under the credit facility from $120.0 million to $200.0 million and extended the maturity date to January 31, 2016.  Effective February 24, 2011, the commitment under the Amended and Restated Credit Agreement was further increased to $230.0 million.

The revolving line of credit can be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by a first priority lien on certain of the Company's communities.  The availability under the line will vary from time to time as it is based on borrowing base calculations related to the value and performance of the communities securing the facility.

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

As of June 30, 2012, the Company had an available secured line of credit with a $230.0 million commitment and $201.7 million of availability (of which $75.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $92.7 million in the aggregate as of June 30, 2012.  Letters of credit totaling $78.3 million had been issued under these facilities as of such date.

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

On June 29, 2012, the Company obtained a $15.0 million first mortgage loan, secured by two communities that the Company acquired in February 2012.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 425 basis points and matures in June 2017.  In connection with the transaction, the Company repaid $15.0 million of seller-financed debt that had been obtained at the time of closing of the acquisition (Note 4).

As of June 30, 2012, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

The following table summarizes the Company's swap instrument at June 30, 2012 (dollars in thousands):

Current notional balance	$27,568
Highest possible notional	$27,568
Lowest interest rate	5.49%
Highest interest rate	5.49%
Average fixed rate	5.49%
Earliest maturity date	2016
Latest maturity date	2016
Weighted average original maturity	5.0 years
Estimated liability fair value (included in other liabilities at June 30, 2012)	$(1,944)
Estimated liability fair value (included in other liabilities at December 31, 2011)	$(2,809)

The following table summarizes the Company's cap instruments at June 30, 2012 (dollars in thousands):

Current notional balance	$418,238
Highest possible notional	$418,238
Lowest interest rate	5.00%
Highest interest rate	6.06%
Average fixed rate	5.49%
Earliest maturity date	2012
Latest maturity date	2017
Weighted average original maturity	2.7 years
Estimated asset fair value (included in other assets, net at June 30, 2012)	$-
Estimated asset fair value (included in other assets, net at December 31, 2011)	$-

The fair value of the Company's interest rate swaps and caps decreased $0.3 million and $2.6 million for the three months ended June 30, 2012 and 2011, respectively, and decreased $0.5 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.  This is included as a component of interest expense in the condensed consolidated statements of operations.

During the six months ended June 30, 2012, the Company terminated one swap agreement with a total notional amount of $150.0 million. In conjunction with this transaction, $1.2 million was paid to the counterparty, which had been previously deposited as collateral. The Company also entered into two new cap agreements with an aggregate notional amount of $169.5 million.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$65,427	$63,097
Income taxes paid	$1,650	$2,070
Write-off of deferred costs	$744	$1,414

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Cash and escrow deposits-restricted	$3,313	$-
Prepaid expenses and other current assets	(2,817)	-
Property, plant and equipment and leasehold intangibles, net	123,450	50,350
Other intangible assets, net	6,494	4,158
Other assets, net	(7,327)	-
Accrued expenses	(489)	-
Other liabilities	2,335	-
Long-term debt, less current portion	(15,000)	-
Net	$109,959	$54,508
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$14,443	$-
Long-term debt	(14,443)	-
Net	$-	$-

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash basis payment	$70,157	$65,702	$141,053	$131,384
Straight-line expense	1,564	1,456	3,206	3,182
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Facility lease expense	$70,628	$66,065	$142,073	$132,380

12.  Income Taxes

The Company's effective tax rates for the three months ended June 30, 2012 and 2011 were (5.7%) and (60.0%), respectively, and for the six months ended June 30, 2012 and 2011 were (7.7%) and (3.5%), respectively.  The difference in the effective rate between the three month periods ended June 30, 2012 and 2011 was primarily due to the Company's decision to record a valuation allowance against the deferred tax benefit for the six months ended June 30, 2012.  The Company concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2011, primarily related to net operating losses generated prior to December 31, 2011, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2011.  The difference in the effective rate for the six month periods ended June 30, 2012 and 2011 was primarily due to the impact of the tax contingency reserve recorded in the six months ended June 30, 2012 and the decrease in loss before income taxes for the six month period ended June 30, 2012 as compared to the 2011 period.

The Company does not anticipate being able to utilize any additional tax benefits generated in 2012 so a full valuation allowance was recorded against this benefit.  This conclusion was determined solely on the reversal of timing differences recorded as of December 31, 2011, not taking into account future profitability of the Company, as required under generally accepted accounting principles.

The Company recorded additional interest charges related to its tax contingency reserve for the six months ended June 30, 2012.  Additionally, uncertain tax positions recorded in prior periods were increased due to a change in estimate.  The Company's consolidated federal income tax return for 2010 is currently under audit by the Internal Revenue Service.  Tax returns for years 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

13.	Share Repurchase Program

On August 11, 2011, the Company's board of directors approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of the Company's common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of these methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.

No shares were purchased pursuant to this authorization during the three and six months ended June 30, 2012.  As of June 30, 2012, approximately $82.4 million remains available under this share repurchase authorization.

14.	Fair Value Measurements

The following table provides the Company's derivative assets and liabilities and marketable securities - restricted carried at fair value as measured on a recurring basis as of June 30, 2012 (dollars in thousands):

	Total Carrying Value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities - restricted	$33,661	$33,661	$-	$-
Derivative liabilities	(1,944)	-	(1,944)	-
	$31,717	$33,661	$(1,944)	$-

15.	Segment Information

Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

During the second quarter of 2012, the Company changed the composition of its operating segments from four reportable segments to six reportable segments.  This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources.  All prior period disclosures below have been recast to present results on a comparable basis.

Retirement Centers.  The Company's Retirement Centers segment includes owned or leased communities that are primarily designed for middle to upper income senior citizens age 75 and older who desire an upscale residential environment providing the highest quality of service.  The majority of the Company's retirement center communities consist of both independent living and assisted living units in a single community, which allows residents to "age-in-place" by providing them with a continuum of senior independent and assisted living services.

Assisted Living.  The Company's Assisted Living segment includes owned or leased communities that offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents.  Assisted living communities include both freestanding, multi-story communities and freestanding single story communities.  The Company also operates memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer's disease and other dementias.

CCRCs - Rental.  The Company's CCRCs - Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health.  Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units.

CCRCs - Entry Fee.  The communities in the Company's CCRCs - Entry Fee segment are similar to those in the Company's CCRCs - Rental segment but allow for residents in the independent living apartment units to pay a one-time upfront entrance fee, which is partially refundable in certain circumstances.  The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit for the resident, the amount and timing of refund, and other variables.  In addition to the initial entrance fee, residents under all entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services.  Since entrance fees are received upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community.

ISC.  The Company's ISC segment includes the outpatient therapy, home health and hospice services provided to residents of many of the Company's communities, to other senior living communities that the Company does not own or operate and to seniors living outside of the Company's communities.  The ISC segment does not include the therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs - Rental and CCRCs - Entry Fee segments.

Management Services.  The Company's management services segment includes communities operated by the Company pursuant to management agreements.  In some of the cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned in a joint venture structure in which the Company has an ownership interest.  Under the management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses it incurs on behalf of the owners.

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue(1)
Retirement Centers	$125,813	$115,916	$250,325	$231,445
Assisted Living	252,399	237,665	503,751	478,893
CCRCs - Rental	95,258	88,618	190,370	178,816
CCRCs - Entry Fee	71,195	71,390	143,251	142,233
ISC	57,722	50,334	111,576	100,571
Management Services(2)	88,423	19,376	174,582	38,261
	$690,810	$583,299	$1,373,855	$1,170,219
Segment operating income(3)
Retirement Centers	$52,675	$48,924	$103,666	$97,501
Assisted Living	90,166	86,047	180,729	171,722
CCRCs - Rental	26,764	29,755	54,783	59,704
CCRCs - Entry Fee	15,854	17,987	32,996	35,778
ISC	13,413	14,968	24,815	30,057
Management Services	7,499	1,505	14,943	2,910
	$206,371	$199,186	$411,932	$397,672
General and administrative (including non-cash stock-based compensation expense)	46,071	33,681	91,044	67,224
Facility lease expense	70,628	66,065	142,073	132,380
Depreciation and amortization	63,561	70,577	126,905	142,359
Asset impairment	7,246	-	8,329	14,846
Loss on acquisition	-	-	636	-
Gain on facility lease termination	-	-	(2,780)	-
Income from operations	$18,865	$28,863	$45,725	$40,863

	As of
	June 30, 2012	December 31, 2011
Total assets
Retirement Centers	$1,175,952	$1,047,388
Assisted Living	1,429,114	1,451,612
CCRCs - Rental	545,166	546,867
CCRCs - Entry Fee	973,143	994,064
ISC	96,021	78,137
Corporate and Management Services	358,925	347,993
Total assets	$4,578,321	$4,466,061

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Seniors Housing Real Estate Investment Trust; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, occupancy, revenue, cash flow, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion and development activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment and taxes; our belief regarding the value of our common stock and our growth prospects; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity; our plans to deleverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring; the risk that we may not be able to successfully integrate the new Horizon Bay communities into our operations; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; the risk associated with the current global economic crisis and its impact upon capital markets and liquidity; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; changes in governmental reimbursement programs; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

The tables below present a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2012 and 2011 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Total revenues	$690.8	$583.3	$107.5	18.4%
Net loss	$(18.8)	$(34.0)	$(15.1)	(44.6%)
Adjusted EBITDA	$104.5	$103.7	$0.8	0.7%
Cash From Facility Operations	$61.5	$61.3	$0.2	0.3%
Facility Operating Income	$192.2	$191.1	$1.1	0.6%

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Total revenues	$1,373.9	$1,170.2	$203.6	17.4%
Net loss	$(29.1)	$(46.3)	$(17.1)	(37.0%)
Adjusted EBITDA	$201.1	$206.5	$(5.4)	(2.6%)
Cash From Facility Operations	$116.1	$123.1	$(7.0)	(5.7%)
Facility Operating Income	$383.9	$382.4	$1.5	0.4%

Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See "Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net loss to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.

During the six months ended June 30, 2012, we experienced an increase in our total revenues, primarily due to the addition of leased and managed communities from the Horizon Bay and HCP transactions in the third quarter of 2011, along with increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  Total revenues for the six months ended June 30, 2012 increased to $1.4 billion, an increase of $203.6 million, or 17.4%, over our total revenues for the six months ended June 30, 2011.  Resident and management fee revenue for the six months ended June 30, 2012 increased $79.3 million, or 7.0%, from the six months ended June 30, 2011.  Revenue from reimbursed costs incurred on behalf of managed communities increased $124.3 million, or 351.6%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions during the third quarter of 2011.  In connection with these transactions, we added to our portfolio 12 leased communities and 78 managed communities (after giving effect to our subsequent acquisition of one of the managed communities in the fourth quarter of 2011).

The increase in resident fees during the six months ended June 30, 2012 was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 3.6% increase in consolidated units operated.  Our weighted average occupancy rate for the six months ended June 30, 2012 and 2011 was 87.7% and 86.9%, respectively.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  The cumulative negative financial impact of these changes increased our expense and decreased our revenue, Facility Operating Income, Adjusted EBITDA and Cash From Facility Operations for the six months ended June 30, 2012.

During the three months ended June 30, 2012, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 0.7%, 0.3% and 0.6%, respectively, when compared to the three months ended June 30, 2011.  During the six months ended June 30, 2012, our Adjusted EBITDA and Cash From Facility Operations decreased by 2.6% and 5.7%, respectively, and Facility Operating Income increased by 0.4%, when compared to the six months ended June 30, 2011.

During the second quarter of 2012, we changed the composition of our operating segments from four reportable segments to six reportable segments (Retirement Centers, Assisted Living, CCRCs - Rental, CCRCs - Entry Fee, ISC and Management Services) (Note 15).  This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources.  All prior period disclosures below have been recast to present results on a comparable basis.

During the six months ended June 30, 2012, we acquired the underlying real estate associated with nine Retirement Center communities that were previously leased for an aggregate purchase price of $121.3 million.  During the period, we also acquired three home health agencies and an existing skilled nursing facility for an aggregate purchase price of approximately $6.5 million.

During the six months ended June 30, 2012, we continued to expand our ancillary services offerings.  As of June 30, 2012, we offered therapy services to approximately 49,900 of our units and home health services to over 42,600 of our units (approximately 36,800 and 34,500 of these units, respectively, are in our consolidated portfolio).   We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

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

Consolidated Results of Operations

Three Months Ended June 30, 2012 and 2011

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

 (dollars in thousands, except average monthly revenue per unit)

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$125,813	$115,916	$9,897	8.5%
Assisted Living	252,399	237,665	14,734	6.2%
CCRCs - Rental	95,258	88,618	6,640	7.5%
CCRCs - Entry Fee	71,195	71,390	(195)	(0.3%)
ISC	57,722	50,334	7,388	14.7%
Total resident fees	602,387	563,923	38,464	6.8%
Management services(1)	88,423	19,376	69,047	356.4%
Total revenue	690,810	583,299	107,511	18.4%
Expense
Facility operating expense
Retirement Centers	73,138	66,992	6,146	9.2%
Assisted Living	162,233	151,618	10,615	7.0%
CCRCs - Rental	68,494	58,863	9,631	16.4%
CCRCs - Entry Fee	55,341	53,403	1,938	3.6%
ISC	44,309	35,366	8,943	25.3%
Total facility operating expense	403,515	366,242	37,273	10.2%
General and administrative expense	46,071	33,681	12,390	36.8%
Facility lease expense	70,628	66,065	4,563	6.9%
Depreciation and amortization	63,561	70,577	(7,016)	(9.9%)
Asset impairment	7,246	−−	7,246	100.0%
Costs incurred on behalf of managed communities	80,924	17,871	63,053	352.8%
Total operating expense	671,945	554,436	117,509	21.2%
Income from operations	18,865	28,863	(9,998)	(34.6%)
Interest income	692	773	(81)	(10.5%)
Interest expense
Debt	(32,431)	(30,673)	1,758	5.7%
Amortization of deferred financing costs and debt discount	(4,586)	(2,010)	2,576	128.2%
Change in fair value of derivatives and amortization	(278)	(2,635)	(2,357)	(89.4%)
Loss on extinguishment of debt	−−	(15,254)	(15,254)	(100.0%)
Equity in (loss) earnings of unconsolidated ventures	(61)	146	(207)	(141.8%)

Other non-operating income (loss)	3	(441)	444	100.7%
Loss before income taxes	(17,796)	(21,231)	(3,435)	(16.2%)
Provision for income taxes	(1,014)	(12,728)	(11,714)	(92.0%)
Net loss	$(18,810)	$(33,959)	$(15,149)	(44.6%)

Selected Operating and Other Data:
Total number of communities (period end)	647	557	90	16.2%
Total units operated(2)
Period end	66,032	50,099	15,933	31.8%
Weighted average	66,090	50,192	15,898	31.7%
Owned/leased communities units(2)
Period end	48,004	46,314	1,690	3.6%
Weighted average	47,946	46,407	1,539	3.3%
Owned/leased communities occupancy rate(weighted average)	87.7%	86.6%	1.1%	1.3%
Senior Housing average monthly revenue per unit (3)	$4,266	$4,203	$63	1.5%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	74	2	2.7%
Total units (2)
Period end	14,451	13,949	502	3.6%
Weighted average	14,451	14,050	401	2.9%
Occupancy rate (weighted average)	88.8%	87.3%	1.5%	1.7%
Senior Housing average monthly revenue per unit (3)	$3,268	$3,150	$118	3.7%
Assisted Living
Number of communities (period end)	434	428	6	1.4%
Total units (2)
Period end	21,653	21,145	508	2.4%
Weighted average	21,637	21,145	492	2.3%
Occupancy rate (weighted average)	88.6%	87.4%	1.2%	1.4%
Senior Housing average monthly revenue per unit (3)	$4,390	$4,288	$102	2.4%
CCRCs - Rental
Number of communities (period end)	27	22	5	22.7%
Total units (2)
Period end	6,693	6,071	622	10.2%
Weighted average	6,659	6,071	588	9.7%
Occupancy rate (weighted average)	85.8%	86.3%	(0.5%)	(0.6%)
Senior Housing average monthly revenue per unit (3)	$5,561	$5,643	$(82)	(1.5%)
CCRCs - Entry Fee
Number of communities (period end)	14	14	-	-
Total units (2)
Period end	5,207	5,149	58	1.1%
Weighted average	5,199	5,141	58	1.1%
Occupancy rate (weighted average)	83.4%	82.3%	1.1%	1.3%
Senior Housing average monthly revenue per unit (3)	$4,963	$5,106	$(143)	(2.8%)

Other Entry Fee Data
Non-refundable entrance fees sales	$10,377	$9,299	1,078	11.6%
Refundable entrance fees sales(4)	9,317	5,310	4,007	75.5%
Total entrance fee receipts	19,694	14,609	5,085	34.8%
Refunds	(5,429)	(6,481)	(1,052)	(16.2%)
Net entrance fees(5)	$14,265	$8,128	6,137	75.5%

Management Services
Number of communities (period end)	96	19	77	405.3%
Total units (2)
Period end	18,028	3,785	14,243	376.3%
Weighted average	18,144	3,785	14,359	379.4%
Occupancy rate (weighted average)	84.0%	84.8%	(0.8%)	(0.9%)

ISC
Brookdale units served
Outpatient Therapy (total)	49,867	41,580	8,287	19.9%
Outpatient Therapy (consolidated)	36,844	35,535	1,309	3.7%
Home Health (total)	42,661	31,116	11,545	37.1%
Home Health (consolidated)	34,503	28,129	6,374	22.7%
Outpatient Therapy treatment codes	957,364	823,539	133,825	16.2%
Home Health average census	3,554	3,316	238	7.2%

__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the three months ended June 30, 2012 and 2011 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $3.6 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively.
(5)	Includes $1.5 million and $2.2 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, our total operations included 647 communities with a capacity of 66,894 units.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 3.6% increase in consolidated units operated.  During the current period, revenues grew 2.4% at the 535 communities we operated during both periods with a 1.1% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 1.1% in these communities period over period.

Retirement Centers revenue increased $9.9 million, or 8.5%, primarily due to the inclusion of revenue from communities acquired subsequent to the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

Assisted Living revenue increased $14.7 million, or 6.2%, primarily due to the inclusion of revenue from communities acquired subsequent to the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

CCRCs - Rental revenue increased $6.6 million, or 7.5%, primarily due to the inclusion of revenues from communities acquired subsequent to the prior year period.  The increase was partially offset by decreases in the average monthly revenue per unit and occupancy at the communities we operated during both periods.  Revenue for the CCRCs - Rental segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

CCRCs - Entry Fee revenue decreased $0.2 million, or 0.3%, primarily due to a decrease in the average monthly revenue per unit at the communities we operated during both periods. The decrease was partially offset by an increase in occupancy at the communities we operated during both periods.  Revenue for the CCRCs - Entry Fee segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

ISC revenue increased $7.4 million, or 14.7%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a reduction in Medicare reimbursement rates.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $69.0 million, or 356.4%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2012 and 2011, as well as an increase in salaries and wages.  These increases were partially offset by a decrease in bad debt expense recorded in the current year period.

Retirement Centers operating expenses increased $6.1 million, or 9.2%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period, as well as increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by decreases in healthcare supplies and bad debt expense in the current year period.

Assisted Living operating expenses increased $10.6 million, or 7.0%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period. There was also an increase in salaries and wages and an increase in insurance expense due to increased reserves and claims costs.  These increases were partially offset by a decrease in bad debt expense recorded in the current year period.

CCRCs - Rental operating expenses increased $9.6 million, or 16.4%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period, as well as an increase in salaries and wages due to wage rate increases and an increase in skilled therapy services expense due to a negative change in the allowable method for delivering therapy services to skilled nursing patients.  These increases were partially offset by decreases in bonus and workers compensation expense recorded in the current year period.

CCRCs - Entry Fee operating expenses increased $1.9 million, or 3.6%, primarily driven by an increase in salaries and wages due to wage rate increases, an increase in skilled therapy expenses due to a negative change in the allowable method for delivering therapy services to skilled nursing patients and an increase in employee benefits expense.  These increases were partially offset by a decrease in bonus and bad debt expense.

ISC operating expenses increased $8.9 million, or 25.3%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and an increase in therapy direct labor expenses.

General and Administrative Expense

General and administrative expense increased $12.4 million, or 36.8%, primarily as a result of an increase in integration, transaction-related and electronic medical records ("EMR") roll-out costs, an increase in the number of employees in connection with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011 and an increase in non-cash stock-based compensation expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.2% and 4.7% for the three months ended June 30, 2012 and 2011, respectively, calculated as follows (dollars in thousands):

	Three Months Ended June 30,
	2012		2011

Resident fee revenues	$602,387	79.6%	$563,923	93.9%
Resident fee revenues under management	153,986	20.4%	36,934	6.1%
Total	$756,373	100.0%	$600,857	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$31,654	4.2%	$28,232	4.7%
Non-cash stock-based compensation expense	6,729	0.9%	4,555	0.8%
Integration, transaction-related and EMR roll-out costs	7,688	1.0%	894	0.1%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$46,071	6.1%	$33,681	5.6%

Facility Lease Expense

Facility lease expense increased $4.6 million, or 6.9%, primarily as a result of the acquisition of 12 leased communities in connection with the Horizon Bay and HCP transactions that occurred in the third quarter of 2011, as well as increases due to normal rent escalators. These increases were partially offset by decreased lease expense as a result of the purchase of nine previously leased communities in the first quarter of 2012.

Depreciation and Amortization

Depreciation and amortization expense decreased $7.0 million, or 9.9%, primarily as a result of management contracts and therapy services intangibles related to a 2006 acquisition becoming fully amortized subsequent to the prior year period.

Asset Impairment

During the three months ended June 30, 2012, we recognized $7.2 million of impairment charges primarily as a result of writing down the carrying value of assets which we intend to dispose of to their estimated fair value as determined by the estimated selling price for a community within the Assisted Living segment.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $63.1 million primarily due to new management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions.

Interest Income

Interest income decreased by $0.1 million, or 10.5%, primarily due to decreased interest earned on our restricted marketable securities.

Interest Expense

Interest expense increased $2.0 million, or 5.6%, primarily due to additional expense from the amortization of our debt discount primarily on our convertible notes issued during 2011 and increased interest expense related to our line of credit, which had a higher average outstanding balance drawn period over period.  These increases were partially offset by a decrease in interest expense recorded from the change in the fair value of interest rate swaps and caps due to fewer swap and cap instruments in place during the current period.

Income Taxes

Our effective tax rates for the three months ended June 30, 2012 and 2011 were (5.7%) and (60.0%), respectively.
The difference in the effective rate between these periods was primarily due to our decision to record a valuation allowance against the deferred tax benefit for the three months ended June 30, 2012.  We concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company.  We continue to maintain that the deferred tax assets recorded as of December 31, 2011, primarily related to net operating losses generated prior to December 31, 2011, are more likely than not to be realized based on the reversal of deferred tax liabilities also recorded as of December 31, 2011.

We do not anticipate being able to utilize any additional tax benefits generated in 2012 so a full valuation allowance was recorded against this benefit.  This conclusion was determined solely on the reversal of timing differences recorded as of December 31, 2011, not taking into account our future profitability, as required under generally accepted accounting principles.

An additional interest charge related to our tax contingency reserve was recorded for the three months ended June 30, 2012.  Additionally, uncertain tax positions recorded in prior periods were increased due to a change in estimate.  Our consolidated federal income tax return for 2010 is currently under audit by the Internal Revenue Service.  Tax returns for years 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Six Months Ended June 30, 2012 and 2011

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

 (dollars in thousands, except average monthly revenue per unit)

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$250,325	$231,445	$18,880	8.2%
Assisted Living	503,751	478,893	24,858	5.2%
CCRCs - Rental	190,370	178,816	11,554	6.5%
CCRCs - Entry Fee	143,251	142,233	1,018	0.7%
ISC	111,576	100,571	11,005	10.9%
Total resident fees	1,199,273	1,131,958	67,315	5.9%
Management services(1)	174,582	38,261	136,321	356.3%
Total revenue	1,373,855	1,170,219	203,636	17.4%
Expense
Facility operating expense
Retirement Centers	146,659	133,944	12,715	9.5%
Assisted Living	323,022	307,171	15,851	5.2%
CCRCs - Rental	135,587	119,112	16,475	13.8%
CCRCs - Entry Fee	110,255	106,455	3,800	3.6%
ISC	86,761	70,514	16,247	23.0%
Total facility operating expense	802,284	737,196	65,088	8.8%
General and administrative expense	91,044	67,224	23,820	35.4%
Facility lease expense	142,073	132,380	9,693	7.3%
Depreciation and amortization	126,905	142,359	(15,454)	(10.9%)
Asset impairment	8,329	14,846	(6,517)	(43.9%)
Loss on acquisition	636	-	636	100.0%
Gain on facility lease termination	(2,780)	-	2,780	100.0%
Costs incurred on behalf of managed communities	159,639	35,351	124,288	351.6%
Total operating expense	1,328,130	1,129,356	198,774	17.6%
Income from operations	45,725	40,863	4,862	11.9%
Interest income	1,544	1,398	146	10.4%
Interest expense
Debt	(64,481)	(62,234)	2,247	3.6%
Amortization of deferred financing costs and debt discount	(9,059)	(4,714)	4,345	92.2%
Change in fair value of derivatives and amortization	(511)	(2,643)	(2,132)	(80.7%)
Loss on extinguishment of debt	(221)	(18,148)	(17,927)	(98.8%)
Equity in earnings of unconsolidated ventures	38	412	(374)	(90.8%)
Other non-operating (loss) income	(108)	376	(484)	(128.7%)
Loss before income taxes	(27,073)	(44,690)	(17,617)	(39.4%)
Provision for income taxes	(2,075)	(1,574)	501	31.8%
Net loss	$(29,148)	$(46,264)	$(17,116)	(37.0%)

Selected Operating and Other Data:
Total number of communities (period end)	647	557	90	16.2%
Total units operated(2)
Period end	66,032	50,099	15,933	31.8%
Weighted average	66,114	50,294	15,820	31.5%
Owned/leased communities units(2)
Period end	48,004	46,314	1,690	3.6%
Weighted average	47,915	46,509	1,406	3.0%
Owned/leased communities occupancy rate(weighted average)	87.7%	86.9%	0.8%	0.9%
Senior Housing average monthly revenue per unit (3)	$4,261	$4,200	$61	1.5%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	74	2	2.7%
Total units (2)
Period end	14,451	13,949	502	3.6%
Weighted average	14,451	14,077	374	2.7%
Occupancy rate (weighted average)	88.8%	87.3%	1.5%	1.7%
Senior Housing average monthly revenue per unit (3)	$3,252	$3,139	$113	3.6%
Assisted Living
Number of communities (period end)	434	428	6	1.4%
Total units (2)
Period end	21,653	21,145	508	2.4%
Weighted average	21,636	21,220	416	2.0%
Occupancy rate (weighted average)	88.5%	87.8%	0.7%	0.8%
Senior Housing average monthly revenue per unit (3)	$4,384	$4,284	$100	2.3%
CCRCs - Rental
Number of communities (period end)	27	22	5	22.7%
Total units (2)
Period end	6,693	6,071	622	10.2%
Weighted average	6,643	6,072	571	9.4%
Occupancy rate (weighted average)	86.1%	86.7%	(0.6%)	(0.7%)
Senior Housing average monthly revenue per unit (3)	$5,549	$5,662	$(113)	(2.0%)
CCRCs - Entry Fee
Number of communities (period end)	14	14	−−	−−
Total units (2)
Period end	5,207	5,149	58	1.1%
Weighted average	5,185	5,140	45	0.9%
Occupancy rate (weighted average)	83.6%	82.7%	0.9%	1.1%
Senior Housing average monthly revenue per unit (3)	$5,009	$5,092	(83)	(1.6%)

Other Entry Fee Data
Non-refundable entrance fees sales	$17,377	$15,660	1,717	11.0%
Refundable entrance fees sales(4)	17,306	11,390	5,916	51.9%
Total entrance fee receipts	34,683	27,050	7,633	28.2%
Refunds	(13,531)	(11,411)	2,120	18.6%
Net entrance fees(5)	$21,152	$15,639	5,513	35.3%

Management Services
Number of communities (period end)	96	19	77	405.3%
Total units (2)
Period end	18,028	3,785	14,243	376.3%
Weighted average	18,199	3,785	14,414	380.8%
Occupancy rate (weighted average)	84.2%	84.8%	(0.6%)	(0.7%)

ISC
Brookdale units served
Outpatient Therapy (total)	49,867	41,580	8,287	19.9%
Outpatient Therapy (consolidated)	36,844	35,535	1,309	3.7%
Home Health (total)	42,661	31,116	11,545	37.1%
Home Health (consolidated)	34,503	28,129	6,374	22.7%
Outpatient Therapy treatment codes	1,865,180	1,641,661	223,519	13.6%
Home Health average census	3,501	3,231	270	8.4%

__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the six months ended June 30, 2012 and 2011 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $6.0 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively.
(5)	Includes $2.0 million and $4.9 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the six months ended June 30, 2012 and 2011, respectively.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 3.6% increase in consolidated units operated.  During the current period, revenues grew 2.0% at the 532 communities we operated during both periods with a 1.1% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.8% in these communities period over period.

Retirement Centers revenue increased $18.9 million, or 8.2%, primarily due to the inclusion of revenue from communities acquired subsequent to the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

Assisted Living revenue increased $24.9 million, or 5.2%, primarily due to the inclusion of revenue from communities acquired subsequent to the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

CCRCs - Rental revenue increased $11.6 million, or 6.5%, primarily due to the inclusion of revenue from communities acquired subsequent to the prior year period.  The increase was partially offset by decreases in the average monthly revenue per unit and occupancy at the communities we operated during both periods.  Revenue for the CCRCs - Rental segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

CCRCs - Entry Fee revenue increased $1.0 million, or 0.7%, primarily due to an increase in occupancy at the communities we operated during both periods.  The increase was partially offset by a decrease in the average monthly revenue per unit at the communities we operated during both periods.  Revenue for the CCRCs - Entry Fee segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

ISC revenue increased $11.0 million, or 10.9%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a reduction in Medicare reimbursement rates.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $136.3 million, or 356.3%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2012 and 2011, as well as an increase in salaries and wages.  These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year period.

Retirement Centers operating expenses increased $12.7 million, or 9.5%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period, as well as increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year period.

Assisted Living operating expenses increased $15.9 million, or 5.2%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period, as well as an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year period.

CCRCs - Rental operating expenses increased $16.5 million, or 13.8%, primarily due to the inclusion of expenses from communities acquired subsequent to the prior year period, an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period, and an increase in skilled therapy services expense due to a negative change in the allowable method for delivering therapy services to skilled nursing patients.  These increases were partially offset by decreases in utilities and bad debt expense.

CCRCs - Entry Fee operating expenses increased $3.8 million, or 3.6%, primarily due to an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period, as well as an increase in skilled therapy expenses due to a negative change in the allowable method for delivering therapy services to skilled nursing patients.  These increases were partially offset by decreases in bad debt expense and real estate taxes.

ISC operating expenses increased $16.2 million, or 23.0%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and an increase in therapy direct labor expenses.

General and Administrative Expense

General and administrative expense increased $23.8 million, or 35.4%, primarily as a result of an increase in the number of employees in connection with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011, an increase in integration, transaction-related and EMR roll-out costs, and an increase in non-cash stock-based compensation expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.4% and 4.7% for the six months ended June 30, 2012 and 2011, respectively, calculated as follows (dollars in thousands):

	Six Months Ended June 30,
	2012		2011

Resident fee revenues	$1,199,273	79.5%	$1,131,958	93.9%
Resident fee revenues under management	309,802	20.5%	73,274	6.1%
Total	$1,509,075	100.0%	$1,205,232	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$66,288	4.4%	$57,235	4.7%
Non-cash stock-based compensation expense	13,164	0.9%	9,095	0.8%
Integration, transaction-related and EMR roll-out costs	11,592	0.7%	894	0.1%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$91,044	6.0%	$67,224	5.6%

Facility Lease Expense

Facility lease expense increased $9.7 million, or 7.3%, primarily as a result of the acquisition of 12 leased communities in connection with the Horizon Bay and HCP transactions that occurred in the third quarter of 2011, as well as increases due to normal rent escalators. These increases were partially offset by decreased lease expense as a result of the purchase of nine previously leased communities in the current year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $15.5 million, or 10.9%, primarily as a result of management contracts and therapy services intangibles related to a 2006 acquisition becoming fully amortized subsequent to the prior year period.

Asset Impairment

During the six months ended June 30, 2012, we recognized $8.3 million of impairment charges primarily as a result of writing the carrying value of assets down to their estimated fair value as determined by the estimated selling price for a community within the Assisted Living segment which we intend to dispose of, and as a result of fire damage at one of our communities within the CCRCs - Entry Fee segment.  During the six months ended June 30, 2011, we recognized $14.8 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Retirement Centers and Assisted Living segments.

Loss on Acquisition

The loss on acquisition relates to the reduction of a prior-year gain on an acquisition for adjustments to pre-acquisition self-insurance reserves and the related tax impact.

Gain on Facility Lease Termination

During the current year period, we recognized a $2.8 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with nine previously-leased communities that were acquired during the current year period, partially offset by the write-off of deferred lease costs.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $124.3 million primarily due to new management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions.

Interest Income

Interest income increased by $0.1 million, or 10.4%, primarily due to increased interest earned on our restricted marketable securities.

Interest Expense

Interest expense increased $4.5 million, or 6.4%, primarily due to additional expense from the amortization of our debt discount primarily on our convertible notes issued during 2011 and increased interest expense related to our line of credit, which had a higher average outstanding balance drawn period over period.  These increases were partially offset by a decrease in interest expense recorded from the change in the fair value of interest rate swaps and caps due to fewer swap and cap instruments in place during the current period.

Income Taxes

Our effective tax rates for the six months ended June 30, 2012 and 2011 were (7.7%) and (3.5%), respectively.  The primary difference in the rates for these periods is due to the impact of the tax contingency reserve recorded during the current year period and the decrease in loss before income taxes for the six month period ended June 30, 2012 as compared to the 2011 period.

We do not anticipate being able to utilize any additional tax benefits generated in 2012 so a full valuation allowance was recorded against this benefit.  This conclusion was determined solely on the reversal of timing differences recorded as of December 31, 2011, not taking into account our future profitability, as required under generally accepted accounting principles.

An additional interest charge related to our tax contingency reserve was recorded for the six months ended June 30, 2012.  Additionally, uncertain tax positions recorded in prior periods were increased due to a change in estimate.  Our consolidated federal income tax return for 2010 is currently under audit by the Internal Revenue Service.  Tax returns for years 2008 and 2009 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$128,547	$157,352
Cash used in investing activities	(204,460)	(66,737)
Cash provided by (used in) financing activities	83,753	(132,316)
Net increase (decrease) in cash and cash equivalents	7,840	(41,701)
Cash and cash equivalents at beginning of period	30,836	81,827
Cash and cash equivalents at end of period	$38,676	$40,126

The decrease in cash provided by operating activities was attributable primarily to changes in working capital.

The increase in cash used in investing activities was primarily attributable to an increase in cash paid for acquisitions and spending on property, plant, equipment, and leasehold intangibles. The increase was partially offset by a decrease in the purchase of restricted marketable securities. Additionally, the prior year period includes cash received from restricted cash and escrow deposits related to the release of escrows on a recently opened entrance fee CCRC and from the sale of assets.

The change in cash related to financing activities period over period was primarily attributable to an increase in the proceeds from debt related to the financing of a current year acquisition, additional new borrowing on our line of credit, and a decrease in repayments of debt, as the prior year period included both the repayment of debt on a recently opened entrance fee CCRC when entrance fees originally escrowed were released in accordance with state regulations, as well as repayments of debt from proceeds received in connection with the convertible debt offering in June 2011.  Additionally, there was an increase in the cash portion of the loss on extinguishment of debt in the prior year period. The increase was partially offset by net cash received from the prior period convertible debt offering.

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

We are highly leveraged and have significant debt and lease obligations.  As of June 30, 2012, we have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.7 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At June 30, 2012, we had $2.2 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.68% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At June 30, 2012, we had $351.5 million of capital and financing lease obligations, $75.0 million was drawn on our revolving loan facility, and $78.3 million of letters of credit had been issued under our letter of credit facilities.  Approximately $410.6 million of our debt and capital lease obligations are due on or before June 30, 2013, subject in certain instances to extension at our option, as described below under "Contractual Commitments".  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending June 30, 2013, we will be required to make approximately $285.5 million of payments in connection with our existing operating leases.

We had $38.7 million of cash and cash equivalents at June 30, 2012, excluding cash and escrow deposits-restricted, marketable securities-restricted and lease security deposits of $167.3 million in the aggregate.  As of that date, we also had $201.7 million of availability on our revolving credit facility (of which $75.0 million had been drawn as of June 30, 2012).

At June 30, 2012, we had $697.5 million of negative working capital, which includes the classification of $247.4 million of refundable entrance fees and $6.6 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $14.3 million and $21.2 million of cash for the three and six months ended June 30, 2012, respectively.

For the year ending December 31, 2012, we anticipate that we will make investments of approximately $150.0 million to $165.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $35.0 million to $45.0 million of net recurring capital expenditures and approximately $115.0 million to $120.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the six months ended June 30, 2012, we spent approximately $16.7 million for net recurring capital expenditures and approximately $49.1 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $60.0 million to $70.0 million during 2012 in connection with recently initiated or currently planned projects.  For the six months ended June 30, 2012, we spent approximately $19.8 million in connection with our Program Max initiative.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization.  As of June 30, 2012, we have $418.2 million in aggregate notional amount of interest rate caps and a $27.6 million notional amount swap that do not require cash collateralization. As of June 30, 2012, $245.8 million of our variable rate debt, excluding our secured line of credit and capital lease obligations, is not subject to any cap or swap agreements.

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

As of June 30, 2012, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of June 30, 2012, we had an available secured line of credit with a $230.0 million commitment and $201.7 million of availability (of which $75.0 million had been drawn as of such date).  We also had secured and unsecured letter of credit facilities of up to $92.7 million in the aggregate as of June 30, 2012.  $78.3 million of letters of credit had been issued under these facilities as of such date.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. Holders may convert their Notes at their option prior to the close of business on the second trading day immediately preceding the stated maturity date only under the following circumstances:  (i) during any fiscal quarter commencing after the fiscal quarter ending September 30, 2011, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events.  On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.  Unconverted Notes mature at par in June 2018.

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

In connection with the offering of the Notes, in June 2011, we entered into convertible note hedge transactions (the "Convertible Note Hedges") with certain financial institutions (the "Hedge Counterparties"). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, 10,784,315 shares of common stock.  We also entered into warrant transactions with the Hedge Counterparties whereby the Company sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to 10,784,315 shares of common stock (the "Sold Warrant Transactions").  The warrants have a strike price of $40.25 per share, subject to customary anti-dilution adjustments.

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

The Convertible Note Hedges and Sold Warrant Transactions are separate transactions (in each case entered into by us and the Hedge Counterparties), are not part of the terms of the Notes and will not affect the holders' rights under the Notes. Holders of the Notes do not have any rights with respect to the Convertible Note Hedges or the Sold Warrant Transactions.

These hedging transactions had a net cost of approximately $31.9 million, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2012.  See Note 4 and Note 8 for acquisition and financing transactions that were completed during the period.

In accordance with applicable accounting pronouncements, as of June 30, 2012, the current portion of long-term debt within our condensed consolidated financial statements reflects approximately $359.9 million of mortgage notes payable due within the next 12 months.  Although these debt obligations are scheduled to mature on or prior to June 30, 2013, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $205.6 million of certain mortgages payable included in such debt until 2018 or later, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for terms of five to seven years from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.

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

In the first quarter of 2012, we revised the definition of Adjusted EBITDA to clarify the point at which first generation entrance fee receipts and refunds at recently opened entrance fee CCRCs will be included.  We determine the stabilization date of recently opened entrance fee communities to be the first day of the first full fiscal quarter occurring two years subsequent to the community's opening date for occupancy of all levels of care on the campus.

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the three and six months ended June 30, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of Adjusted EBITDA were $1.5 million and $2.0 million, respectively.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(1)	2011(1)	2012(1)	2011(1)
Net loss	$(18,810)	$(33,959)	$(29,148)	$(46,264)
Provision for income taxes	1,014	12,728	2,075	1,574
Equity in loss (earnings) of unconsolidated ventures	61	(146)	(38)	(412)
Loss on extinguishment of debt	-	15,254	221	18,148
Other non-operating (income) loss	(3)	441	108	(376)
Interest expense:
Debt	24,736	22,607	49,076	46,160
Capitalized lease obligation	7,695	8,066	15,405	16,074
Amortization of deferred financing costs and debt discount	4,586	2,010	9,059	4,714
Change in fair value of derivatives and amortization	278	2,635	511	2,643
Interest income	(692)	(773)	(1,544)	(1,398)
Income from operations	18,865	28,863	45,725	40,863
Gain on facility lease termination	-	-	(2,780)	-
Loss on acquisition	-	-	636	-
Depreciation and amortization	63,561	70,577	126,905	142,359
Asset impairment	7,246	-	8,329	14,846
Straight-line lease expense	1,564	1,456	3,206	3,182
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Amortization of entrance fees	(6,647)	(6,604)	(13,050)	(12,366)
Non-cash stock-based compensation expense	6,729	4,555	13,164	9,095
Entrance fee receipts(2)	19,694	14,609	34,683	27,050
First generation entrance fees received(3)	-	(2,155)	-	(4,884)
Entrance fee disbursements	(5,429)	(6,481)	(13,531)	(11,411)
Adjusted EBITDA	$104,490	$103,727	$201,101	$206,548

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $7.7 million and $11.6 million for the three and six months ended June 30, 2012, respectively. The calculation of Adjusted EBITDA includes integration and transaction-related costs of $0.9 million for both the three and six months ended June 30, 2011.
(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.

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

In the first quarter of 2012, we revised the definition of CFFO to clarify the point at which first generation entrance fee receipts and refunds at recently opened entrance fee CCRCs will be included.  We determine the stabilization date of recently opened entrance fee communities to be the first day of the first full fiscal quarter occurring two years subsequent to the community's opening date for occupancy of all levels of care on the campus.

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the three and six months ended June 30, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of CFFO were $1.5 million and $2.0 million, respectively.

Management's Use of Cash From Facility Operations

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(1)	2011(1)	2012(1)	2011(1)
Net cash provided by operating activities	$82,854	$64,686	$128,547	$157,352
Changes in operating assets and liabilities	(14,172)	11,139	4,805	(9,248)
Refundable entrance fees received(2)(3)	9,317	5,310	17,306	11,390
First generation entrance fees received(4)	-	(2,155)	-	(4,884)
Entrance fee refunds disbursed	(5,429)	(6,481)	(13,531)	(11,411)
Recurring capital expenditures, net	(8,599)	(9,268)	(16,663)	(16,325)
Lease financing debt amortization with fair market value or no purchase options	(2,993)	(2,587)	(5,922)	(5,120)
Distributions from unconsolidated ventures from cumulative share of net earnings	(809)	-	(1,015)	-
CFFO from unconsolidated ventures	1,310	661	2,538	1,302
Cash From Facility Operations	$61,479	$61,305	$116,065	$123,056

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $7.7 million and $11.6 million for the three and six months ended June 30, 2012, respectively. The calculation of Cash From Facility Operations includes integration and transaction-related costs of $0.9 million for both the three and six months ended June 30, 2011.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the three months ended June 30, 2012 and 2011 were ($1.0) million and $0.1 million, respectively, and for the six months ended June 30, 2012 and 2011 were ($1.7) million and $0.5 million, respectively.
(3)
Total entrance fee receipts for the three months ended June 30, 2012 and 2011 were $19.7 million and $14.6 million, respectively, including $10.4 million and $9.3 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.  Total entrance fee receipts for the six months ended June 30, 2012 and 2011 were $34.7 million and $27.1 million, respectively, including $17.4 million and $15.7 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(18,810)	$(33,959)	$(29,148)	$(46,264)
Provision for income taxes	1,014	12,728	2,075	1,574
Equity in loss (earnings) of unconsolidated ventures	61	(146)	(38)	(412)
Loss on extinguishment of debt	-	15,254	221	18,148
Other non-operating (income) loss	(3)	441	108	(376)
Interest expense:
Debt	24,736	22,607	49,076	46,160
Capitalized lease obligation	7,695	8,066	15,405	16,074
Amortization of deferred financing costs and debt discount	4,586	2,010	9,059	4,714
Change in fair value of derivatives and amortization	278	2,635	511	2,643
Interest income	(692)	(773)	(1,544)	(1,398)
Income from operations	18,865	28,863	45,725	40,863
Gain on facility lease termination	-	-	(2,780)	-
Depreciation and amortization	63,561	70,577	126,905	142,359
Asset impairment	7,246	-	8,329	14,846
Loss on acquisition	-	-	636	-
Facility lease expense	70,628	66,065	142,073	132,380
General and administrative (including non-cash stock-based compensation expense)	46,071	33,681	91,044	67,224
Amortization of entrance fees	(6,647)	(6,604)	(13,050)	(12,366)
Management fees	(7,499)	(1,505)	(14,943)	(2,910)
Facility Operating Income	$192,225	$191,077	$383,939	$382,396

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2012, we had approximately $1.5 billion of long-term fixed rate debt, $0.7 billion of long-term variable rate debt, excluding our line of credit, and $351.5 million of capital and financing lease obligations. As of June 30, 2012, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.68% (calculated using an imputed interest rate of 7.50% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of June 30, 2012, $1.5 billion, or 69.7%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of June 30, 2012, $409.0 million, or 18.9%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $245.8 million, or 11.4%, of our debt is variable rate debt, not subject to any cap or swap agreements.   A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $6.3 million, $32.6 million and $46.5 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2012 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/12 - 04/30/12	-	$-	-	-
05/01/12 - 05/31/12	4,686	16.02	-	-
06/01/12 - 06/30/12	-	-	-	-
Total	4,686	$16.02	-	-

(1)	Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock.
(2)
See Note 13 to the condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for information regarding our share repurchase program.  No shares were purchased pursuant to this authorization during the three months ended June 30, 2012.  As of June 30, 2012, approximately $82.4 million remains available under this share repurchase authorization.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	August 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
4.2
Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on March 31, 2006).

4.3
Amendment No. 1 to Stockholders Agreement, dated as of July 26, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2006).

4.4	Amendment Number Two to Stockholders Agreement, dated as of November 4, 2009 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2009).
4.5
Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 14, 2011).

4.6
Supplemental Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 14, 2011).

4.7	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.6).
10.1	Form of Outside Director Restricted Stock Unit Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.