Form 10-Q
period 2012-09-30
Brookdale Senior Living Inc.
filed 2012-11-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3068069
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

111 Westwood Place, Suite 400, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2012, 122,574,505 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2012	December 31, 2011
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$42,504	$30,836
Cash and escrow deposits — restricted	52,144	45,903
Accounts receivable, net	105,588	98,697
Deferred tax asset	11,776	11,776
Prepaid expenses and other current assets, net	89,343	93,663
Total current assets	301,355	280,875
Property, plant and equipment and leasehold intangibles, net	3,789,971	3,694,064
Cash and escrow deposits — restricted	52,454	52,980
Marketable securities — restricted	34,992	31,721
Investment in unconsolidated ventures	30,352	32,798
Goodwill	109,553	109,553
Other intangible assets, net	158,004	154,136
Other assets, net	110,740	109,934
Total assets	$4,587,421	$4,466,061

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$547,738	$47,654
Trade accounts payable	45,745	54,134
Accrued expenses	202,638	183,634
Refundable entrance fees and deferred revenue	347,676	327,808
Tenant security deposits	6,510	7,720
Total current liabilities	1,150,307	620,950
Long-term debt, less current portion	1,947,573	2,350,971
Line of credit	80,000	65,000
Deferred entrance fee revenue	76,944	72,485
Deferred liabilities	159,325	161,185
Deferred tax liability	112,170	112,736
Other liabilities	39,635	42,526
Total liabilities	3,565,954	3,425,853

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at September 30, 2012 and December 31, 2011; 128,965,494 and 127,782,538 shares issued and 126,537,093 and 125,354,137 shares outstanding (including 3,962,588 and 4,221,598 unvested restricted shares), respectively	1,265	1,254
Additional paid-in-capital	1,991,347	1,970,820
Treasury stock, at cost; 2,428,401 shares at September 30, 2012 and December 31, 2011	(46,800)	(46,800)
Accumulated deficit	(925,209)	(884,051)
Accumulated other comprehensive income (loss)	864	(1,015)
Total stockholders' equity	1,021,467	1,040,208
Total liabilities and stockholders' equity	$4,587,421	$4,466,061

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Resident fees	$605,867	$575,159	$1,805,140	$1,707,117
Management fees	7,407	3,336	22,350	6,246
Reimbursed costs incurred on behalf of managed communities	83,208	37,233	242,847	72,584
Total revenue	696,482	615,728	2,070,337	1,785,947

Expense
Facility operating expense (excluding depreciation and amortization of $56,956, $56,893, $172,982 and $173,660, respectively)	411,467	381,414	1,213,751	1,118,610
General and administrative expense (including non-cash stock-based compensation expense of $6,021, $5,221, $19,185 and $14,316, respectively)	43,158	38,711	134,202	105,935
Facility lease expense	71,167	68,314	213,240	200,694
Depreciation and amortization	62,876	64,071	189,781	206,430
Asset impairment	—	—	8,329	14,846
(Gain) loss on acquisition	—	(3,520)	636	(3,520)
Gain on facility lease termination	—	—	(2,780)	—
Costs incurred on behalf of managed communities	83,208	37,233	242,847	72,584
Total operating expense	671,876	586,223	2,000,006	1,715,579
Income from operations	24,606	29,505	70,331	70,368

Interest income	676	1,171	2,220	2,569
Interest expense:
Debt	(32,262)	(30,433)	(96,743)	(92,667)
Amortization of deferred financing costs and debt discount	(4,543)	(4,310)	(13,602)	(9,024)
Change in fair value of derivatives and amortization	140	(1,508)	(371)	(4,151)
Loss on extinguishment of debt	—	(715)	(221)	(18,863)
Equity in (loss) earnings of unconsolidated ventures	(249)	(117)	(211)	295
Other non-operating income (loss)	500	(116)	392	260
Loss before income taxes	(11,132)	(6,523)	(38,205)	(51,213)
Provision for income taxes	(878)	(513)	(2,953)	(2,087)
Net loss	$(12,010)	$(7,036)	$(41,158)	$(53,300)

Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.34)	$(0.44)
Weighted average shares used in computing basic and diluted net loss per share	122,493	121,616	121,784	121,232

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(12,010)	$(7,036)	$(41,158)	$(53,300)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities - restricted	980	(1,802)	1,818	(1,581)
Reclassification of net (loss) gain on derivatives into earnings	—	(15)	(79)	213
Amortization of payments from settlement of forward interest rate swaps	—	94	179	282
Other	—	56	(39)	(194)
Total other comprehensive income (loss), net of tax	980	(1,667)	1,879	(1,280)
Comprehensive loss	$(11,030)	$(8,703)	$(39,279)	$(54,580)

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (Unaudited, in thousands)

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balances at January 1, 2012	125,354	$1,254	$1,970,820	$(46,800)	$(884,051)	$(1,015)	$1,040,208
Compensation expense related to restricted stock grants	―	―	19,185	―	―	―	19,185
Net loss	―	―	―	―	(41,158)	―	(41,158)
Issuance of common stock under Associate Stock Purchase Plan	58	―	1,043	―	―	―	1,043
Restricted stock, net	1,125	11	(100)	―	―	―	(89)
Unrealized gain on marketable securities - restricted	―	―	―	―	―	1,818	1,818
Reclassification of net loss on derivatives into earnings	―	―	―	―	―	(79)	(79)
Amortization of payments from settlement of forward interest rate swaps	―	―	―	―	―	179	179
Other	―	―	399	―	―	(39)	360
Balances at September 30, 2012	126,537	$1,265	$1,991,347	$(46,800)	$(925,209)	$864	$1,021,467

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(41,158)	$(53,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	221	18,863
Depreciation and amortization	203,383	215,454
Asset impairment	8,329	14,846
Equity in loss (earnings) of unconsolidated ventures	211	(295)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,435	700
Amortization of deferred gain	(3,279)	(3,280)
Amortization of entrance fees	(19,846)	(18,865)
Proceeds from deferred entrance fee revenue	30,303	26,475
Deferred income tax benefit	(41)	—
Change in deferred lease liability	5,324	5,006
Change in fair value of derivatives and amortization	371	4,151
Loss (gain) on sale of assets	245	(1,180)
Loss (gain) on acquisition	636	(3,520)
Gain on facility lease termination	(2,780)	—
Non-cash stock-based compensation	19,185	14,316
Other	(487)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,092)	(2,375)
Prepaid expenses and other assets, net	1,653	(9,488)
Accounts payable and accrued expenses	9,552	2,826
Tenant refundable fees and security deposits	(1,556)	(1,941)
Deferred revenue	4,369	3,609
Net cash provided by operating activities	207,978	212,002

Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(6,767)	(1,591)
(Increase) decrease in cash and escrow deposits — restricted	(2,402)	56,244
Purchase of marketable securities — restricted	(1,453)	(33,545)
Sale of marketable securities — restricted	—	1,415
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(151,381)	(114,588)
Acquisition of assets, net of related payables and cash received	(111,308)	(54,597)
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired	—	5,516
(Issuance of) payment on notes receivable, net	(591)	1,674
Investment in unconsolidated ventures	(571)	(13,711)
Distributions received from unconsolidated ventures	256	156
Proceeds from sale of assets, net	325	30,817
Other	487	—
Net cash used in investing activities	(273,405)	(122,210)

Cash Flows from Financing Activities
Proceeds from debt	193,607	477,525
Repayment of debt and capital lease obligations	(136,957)	(879,573)
Proceeds from line of credit	280,000	120,000
Repayment of line of credit	(265,000)	(85,000)
Proceeds from issuance of convertible notes, net	—	308,233
Issuance of warrants	—	45,066
Purchase of bond hedge	—	(77,007)
Payment of financing costs, net of related payables	(2,810)	(8,170)
Other	(295)	(454)
Refundable entrance fees:
Proceeds from refundable entrance fees	29,512	18,594
Refunds of entrance fees	(19,555)	(16,886)
Cash portion of loss on extinguishment of debt	(118)	(17,040)
Recouponing and payment of swap termination	(1,289)	(99)
Purchase of treasury stock	—	(17,613)
Net cash provided by (used in) financing activities	77,095	(132,424)
Net increase (decrease) in cash and cash equivalents	11,668	(42,632)

Cash and cash equivalents at beginning of period	30,836	81,827
Cash and cash equivalents at end of period	$42,504	$39,195
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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2012, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit ("contingently refundable").  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred entrance fee revenue.  Such deferred entrance fee revenue was approximately $47.1 million and $48.1 million at September 30, 2012 and December 31, 2011, respectively, and is amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred entrance fee revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted, derivative financial instruments and marketable securities - restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value and estimated fair value of approximately $2.6 billion and $2.5 billion as of September 30, 2012 and December 31, 2011, respectively.

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 820 – Fair Value Measurements ("ASC 820"), which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The amortized cost basis of the marketable securities – restricted as of September 30, 2012 and December 31, 2011 was $34.2 million and $32.7 million, respectively.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other ("ASU 2011-08").  ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 applies to all companies that have goodwill reported in their financial statements.  The provisions of ASU 2011-08 are effective for the Company in 2012.  The adoption of this update did not have an impact on the Company's financial condition or results of operations.

In July 2012, the FASB issued ASU 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees ("ASU 2012-01").  ASU 2012-01 amends the situations in which recognition of deferred revenue for refundable advance fees is appropriate.  Under this amendment, refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability.  The guidance in ASU 2012-01 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company is currently evaluating the impact this provision will have on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other ("ASU 2012-02").  ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative indefinite-lived intangible asset impairment test.  Under this amendment, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements.  The provisions of ASU 2012-02 are effective for annual reporting periods beginning after September 15, 2012.  The Company has not yet adopted this pronouncement, but does not believe it will have an impact on the Company's consolidated financial statements.

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

During the three and nine months ended September 30, 2012 and 2011, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit grants excluded from the calculations of diluted net loss per share were 1.1 million and 0.9 million for the three months ended September 30, 2012 and 2011, respectively, and 1.2 million and 1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012, the Company purchased three home health agencies and an existing skilled nursing facility as part of its growth strategy for an aggregate purchase price of approximately $6.6 million.  The purchase price of the acquisitions has primarily been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

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

The Company purchased 100% of Horizon Bay in a transaction that involved the restructuring of certain leases and other elements of Horizon Bay's capital structure.  The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company recognized a net non-cash gain of $2.0 million in 2011 which was subsequently reduced by approximately $0.6 million during the nine months ended September 30, 2012 due to adjustments related to pre-acquisition self-insurance reserves.

The aggregate acquisition-date fair value of the purchase consideration transferred for the acquisition of Horizon Bay included $2.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to a maximum of approximately $3.4 million to Horizon Bay's former members.  The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in applying the income approach was the assignment of probabilities to the various possible outcomes.  During the nine months ended September 30, 2012, the Company paid approximately $1.2 million in contingent consideration.  As of September 30, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Horizon Bay.

5.  Stock-Based Compensation

The Company's compensation expense recorded in connection with grants of restricted stock and restricted stock units for the three and nine months ended September 30, 2012 and 2011 was calculated net of forfeitures estimated from 0% to 10% of the shares granted.  For all awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis (or if, applicable, on the accelerated method) over the requisite service period.  For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2012	1,286	$17.39 – $19.07	$24,524
Three months ended June 30, 2012	85	$18.72 − $19.55	$1,666
Three months ended September 30, 2012	128	$16.66 − $17.74	$2,135

6.  Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2012 and the year ended December 31, 2011 presented on an operating segment basis (dollars in thousands):

	September 30, 2012				December 31, 2011
	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$(34)	$(487)	$7,121
Assisted Living	102,680	(106)	(142)	102,432	102,680	(106)	(142)	102,432
CCRCs- Rental	56,281	—	(56,281)	—	56,281	—	(56,281)	—
CCRCs- Entry Fee	158,718	—	(158,718)	—	158,718	—	(158,718)	—
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(140)	$(215,628)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  During the nine months ended September 30, 2012, the Company changed the composition of its operating segments as further discussed in Note 15.  The Company reevaluated goodwill under the new segment composition for impairment and determined that no impairment charge was necessary.

Community purchase options are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the nine months ended September 30, 2012.  The following is a summary of other intangible assets at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(20,339)	$127,271	$147,610	$(17,566)	$130,044
Health care licenses	30,733	—	30,733	24,092	—	24,092
Total	$178,343	$(20,339)	$158,004	$171,702	$(17,566)	$154,136

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2012 and 2011 was $1.0 million and $2.9 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $2.8 million and $20.4 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Land	$291,012	$275,277
Buildings and improvements	3,230,105	3,080,882
Leasehold improvements	408,854	429,133
Furniture and equipment	511,226	450,179
Resident and leasehold operating intangibles	163,366	163,366
Construction in progress	68,246	39,600
Assets under capital and financing leases	701,797	667,239
	5,374,606	5,105,676
Accumulated depreciation and amortization	(1,584,635)	(1,411,612)
Property, plant and equipment and leasehold intangibles, net	$3,789,971	$3,694,064

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the nine months ended September 30, 2012, there were indicators of impairment on certain long-lived assets.  The Company compared the estimated fair value of the assets (a Level 2 valuation) to their carrying value and recorded an impairment charge for the excess of carrying value over fair value.  A non-cash charge of $8.3 million within the Assisted Living and CCRCs - Entry Fee segments was recorded in the Company's operating results and reflected as asset impairment in the accompanying condensed consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the assets.  The impairment charges are primarily due to the amount by which the carrying values of the assets exceed the estimated fair value or estimated selling prices.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Mortgage notes payable due 2013 through 2022; weighted average interest rate of 4.87% for the nine months ended September 30, 2012, net of debt discount of $0.4 million (weighted average interest rate of 5.04% in 2011)	$1,563,660	$1,470,462
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable thereafter in monthly installments of principal and interest through maturity in August 2013	145,450	148,601
Discount mortgage note payable due June 2013, weighted average interest rate of 2.57% for the nine months ended September 30, 2012, net of debt discount of $1.5 million (weighted average interest rate of 2.52% in 2011)	80,379	79,911
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.70% for the nine months ended September 30, 2012 (weighted average interest rate of 1.65% in 2011), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	99,996	100,423

Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.57% for the nine months ended September 30, 2012 (weighted average interest rate of 8.61% in 2011)	352,488	348,195
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $67.4 million, interest at 2.75% per annum, due June 2018	248,893	241,897
Construction financing due 2017 through 2024; weighted average interest rate of 8.0%	286	6,591
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.68% for the nine months ended September 30, 2012 (weighted average interest rate of 3.11% in 2011), due 2013	4,159	2,545
Total debt	2,495,311	2,398,625
Less current portion	547,738	47,654
Total long-term debt	$1,947,573	$2,350,971

In accordance with applicable accounting pronouncements, as of September 30, 2012, the current portion of long-term debt within the Company's condensed consolidated financial statements reflects approximately $504.6 million of mortgage notes payable due within the next 12 months.  Although these debt obligations are scheduled to mature on or prior to September 30, 2013, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $205.7 million of certain mortgages payable included in such debt until 2018 or later, as the instruments associated with such mortgages payable provide that the Company can extend the respective maturity dates for terms of five to seven years from the existing maturity dates.  The Company presently anticipates that it will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.

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

As of September 30, 2012, the Company had an available secured line of credit with a $230.0 million commitment and $190.0 million of availability (of which $80.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of September 30, 2012.  Letters of credit totaling $78.1 million had been issued under these facilities as of such date.

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

As of September 30, 2012, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

The following table summarizes the Company's swap instrument at September 30, 2012 (dollars in thousands):

Current notional balance	$27,473
Highest possible notional	$27,473
Lowest interest rate	5.49%
Highest interest rate	5.49%
Average fixed rate	5.49%
Earliest maturity date	2016
Latest maturity date	2016
Weighted average original maturity	5.0 years
Estimated liability fair value (included in other liabilities at September 30, 2012)	$(1,982)
Estimated liability fair value (included in other liabilities at December 31, 2011)	$(2,809)

The following table summarizes the Company's cap instruments at September 30, 2012 (dollars in thousands):

Current notional balance	$418,238
Highest possible notional	$418,238
Lowest interest rate	5.00%
Highest interest rate	6.06%
Average fixed rate	5.49%
Earliest maturity date	2012
Latest maturity date	2017
Weighted average original maturity	2.7 years
Estimated asset fair value (included in other assets, net at September 30, 2012)	$—
Estimated asset fair value (included in other assets, net at December 31, 2011)	$—

During the nine months ended September 30, 2012, the Company terminated one swap agreement with a total notional amount of $150.0 million. In conjunction with this transaction, $1.2 million was paid to the counterparty, which had been previously deposited as collateral. The Company also entered into two new cap agreements with an aggregate notional amount of $169.5 million.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$95,795	$90,581
Income taxes paid	$1,954	$2,283
Write-off of deferred costs	$744	$2,080

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Cash and escrow deposits-restricted	$3,313	$—
Prepaid expenses and other current assets	(2,817)	—
Property, plant and equipment and leasehold intangibles, net	123,450	50,350
Other intangible assets, net	6,641	4,247
Other assets, net	(7,327)	—
Accrued expenses	(580)	—
Other liabilities	3,628	—
Long-term debt, less current portion	(15,000)	—
Net	$111,308	$54,597
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired:
Property, plant and equipment and leasehold intangibles, net	$—	$8,201
Cash and escrow deposits—restricted	—	10,702
Accounts receivable, net	—	2,507
Long-term debt, less current portion	—	(1,821)
Accrued expenses	—	(13,911)
Other liabilities	—	(6,136)
Common stock	—	(1)
Additional paid-in capital	—	(1,537)
Accumulated earnings	—	(3,520)
Net	$—	$(5,516)
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$13,852	$—
Long-term debt	(13,852)	—
Net	$—	$—

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash basis payment	$70,142	$67,584	$211,195	$198,968
Straight-line expense	2,118	1,824	5,324	5,006
Amortization of deferred gain	(1,093)	(1,094)	(3,279)	(3,280)
Facility lease expense	$71,167	$68,314	$213,240	$200,694

12.  Income Taxes

The Company's effective tax rates for the three months ended September 30, 2012 and 2011 were each (7.9%) and for the nine months ended September 30, 2012 and 2011 were (7.7%) and (4.1%), respectively.  The effective rates are reflective of the Company's decision to record a valuation allowance against the deferred tax benefit for the three and nine months ended September 30, 2012 and 2011.   The Company concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company, as required under generally accepted accounting principles.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2011, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities recorded as of December 31, 2011.  The difference in the effective rate for the nine month periods ended September 30, 2012 and 2011 was primarily due to the impact of tax credits recorded in the nine months ended September 30, 2011.

The Company recorded additional interest charges related to its tax contingency reserve for the nine months ended September 30, 2012.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  The Company's consolidated federal income tax return for 2010 is currently under audit by the Internal Revenue Service.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

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

No shares were purchased pursuant to this authorization during the three and nine months ended September 30, 2012.  As of September 30, 2012, approximately $82.4 million remains available under this share repurchase authorization.

14.	Fair Value Measurements

The following table provides the Company's derivative assets and liabilities and marketable securities - restricted carried at fair value as measured on a recurring basis as of September 30, 2012 (dollars in thousands):

	Total Carrying Value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities - restricted	$34,992	$34,992	$—	$—
Derivative liabilities	(1,982)	—	(1,982)	—
	$33,010	$34,992	$(1,982)	$—

15.	Segment Information

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

Management Services.  The Company's management services segment includes communities operated by the Company pursuant to management agreements.  In some of the cases, the community is owned by third parties and, in other cases, the community is owned in a joint venture structure in which the Company has an ownership interest.  Under the management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses it incurs on behalf of the owners.

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue(1)
Retirement Centers	$126,401	$119,548	$376,726	$350,993
Assisted Living	254,179	241,037	757,930	719,930
CCRCs - Rental	96,681	91,628	287,051	270,444
CCRCs - Entry Fee	71,750	71,571	215,001	213,804
ISC	56,856	51,375	168,432	151,946
Management Services(2)	90,615	40,569	265,197	78,830
	$696,482	$615,728	$2,070,337	$1,785,947
Segment operating income(3)
Retirement Centers	$50,722	$49,947	$154,388	$147,448
Assisted Living	91,162	82,104	271,891	253,826
CCRCs - Rental	25,100	28,957	79,883	88,661
CCRCs - Entry Fee	15,501	18,339	48,497	54,117
ISC	11,915	14,398	36,730	44,455
Management Services	7,407	3,336	22,350	6,246
	201,807	197,081	613,739	594,753
General and administrative (including non-cash stock-based compensation expense)	43,158	38,711	134,202	105,935
Facility lease expense	71,167	68,314	213,240	200,694
Depreciation and amortization	62,876	64,071	189,781	206,430
Asset impairment	—	—	8,329	14,846
(Gain) loss on acquisition	—	(3,520)	636	(3,520)
Gain on facility lease termination	—	—	(2,780)	—
Income from operations	$24,606	$29,505	$70,331	$70,368

	As of
	September 30, 2012	December 31, 2011
Total assets
Retirement Centers	$1,179,203	$1,047,388
Assisted Living	1,428,812	1,451,612
CCRCs - Rental	557,318	546,867
CCRCs - Entry Fee	966,470	994,064
ISC	95,604	78,137
Corporate and Management Services	360,014	347,993
Total assets	$4,587,421	$4,466,061

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

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

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2012 and 2011 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Total revenues	$696.5	$615.7	$80.8	13.1%
Net loss	$(12.0)	$(7.0)	$5.0	70.7%
Adjusted EBITDA	$106.8	$99.8	$7.1	7.1%
Cash From Facility Operations	$61.5	$60.1	$1.4	2.3%
Facility Operating Income	$187.6	$187.2	$0.4	0.2%

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Total revenues	$2,070.3	$1,785.9	$284.4	15.9%
Net loss	$(41.2)	$(53.3)	$(12.1)	(22.8%)
Adjusted EBITDA	$307.9	$306.3	$1.6	0.5%
Cash From Facility Operations	$177.5	$183.2	$(5.6)	(3.1%)
Facility Operating Income	$571.5	$569.6	$1.9	0.3%

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

During the nine months ended September 30, 2012, we experienced an increase in our total revenues, primarily due to the addition of leased and managed communities from the Horizon Bay and HCP transactions in the third quarter of 2011, along with increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  Total revenues for the nine months ended September 30, 2012 increased to $2.1 billion, an increase of $284.4 million, or 15.9%, over our total revenues for the nine months ended September 30, 2011.  Resident and management fee revenue for the nine months ended September 30, 2012 increased $114.1 million, or 6.7%, from the nine months ended September 30, 2011.  Revenue from reimbursed costs incurred on behalf of managed communities increased $170.3 million, or 234.6%, during the nine months ended September 30, 2012, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions during the third quarter of 2011.  In connection with these transactions, we added to our portfolio 12 leased communities and 78 managed communities (after giving effect to our subsequent acquisition of one of the managed communities in the fourth quarter of 2011).

The increase in resident fees during the nine months ended September 30, 2012 was primarily a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 2.9% increase in consolidated units operated.  Our weighted average occupancy rate for the nine months ended September 30, 2012 and 2011 was 87.8% and 87.1%, respectively.  Although we have made significant progress in many areas of our business, the difficult operating environment has continued to result in occupancy rates that are lower than historical levels and diminished growth in the rates we charge our residents.

Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  The cumulative negative financial impact of these changes increased our expense and decreased our revenue, Facility Operating Income, Adjusted EBITDA and Cash From Facility Operations for the nine months ended September 30, 2012.

During the three months ended September 30, 2012, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 7.1%, 2.3% and 0.2%, respectively, when compared to the three months ended September 30, 2011.  During the nine months ended September 30, 2012, our Adjusted EBITDA and Facility Operating Income increased by 0.5% and 0.3%, respectively, and Cash From Facility Operations decreased by 3.1%, when compared to the nine months ended September 30, 2011.

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

During the nine months ended September 30, 2012, we acquired the underlying real estate associated with nine Retirement Center communities that were previously leased for an aggregate purchase price of $121.3 million.  During the period, we also acquired three home health agencies and an existing skilled nursing facility for an aggregate purchase price of approximately $6.6 million.

During the nine months ended September 30, 2012, we continued to expand our ancillary services offerings.  As of September 30, 2012, we offered therapy services to approximately 50,600 of our units and home health services to over 45,200 of our units (approximately 38,000 and 32,700 of these units, respectively, are in our consolidated portfolio).   We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

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

Consolidated Results of Operations

Three Months Ended September 30, 2012 and 2011

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

 (dollars in thousands, except average monthly revenue per unit)

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$126,401	$119,548	$6,853	5.7%
Assisted Living	254,179	241,037	13,142	5.5%
CCRCs - Rental	96,681	91,628	5,053	5.5%
CCRCs - Entry Fee	71,750	71,571	179	0.3%
ISC	56,856	51,375	5,481	10.7%
Total resident fees	605,867	575,159	30,708	5.3%
Management services(1)	90,615	40,569	50,046	123.4%
Total revenue	696,482	615,728	80,754	13.1%
Expense
Facility operating expense
Retirement Centers	75,679	69,601	6,078	8.7%
Assisted Living	163,017	158,933	4,084	2.6%
CCRCs - Rental	71,581	62,671	8,910	14.2%
CCRCs - Entry Fee	56,249	53,232	3,017	5.7%
ISC	44,941	36,977	7,964	21.5%
Total facility operating expense	411,467	381,414	30,053	7.9%
General and administrative expense	43,158	38,711	4,447	11.5%
Facility lease expense	71,167	68,314	2,853	4.2%
Depreciation and amortization	62,876	64,071	(1,195)	(1.9%)
Gain on acquisition	−−	(3,520)	(3,520)	(100.0%)
Costs incurred on behalf of managed communities	83,208	37,233	45,975	123.5%
Total operating expense	671,876	586,223	85,653	14.6%
Income from operations	24,606	29,505	(4,899)	(16.6%)
Interest income	676	1,171	(495)	(42.3%)
Interest expense
Debt	(32,262)	(30,433)	1,829	6.0%
Amortization of deferred financing costs and debt discount	(4,543)	(4,310)	233	5.4%
Change in fair value of derivatives and amortization	140	(1,508)	(1,648)	(109.3%)
Loss on extinguishment of debt	−−	(715)	(715)	(100.0%)
Equity in loss of unconsolidated ventures	(249)	(117)	132	112.8%
Other non-operating income (loss)	500	(116)	616	531.0%

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Loss before income taxes	(11,132)	(6,523)	4,609	70.7%
Provision for income taxes	(878)	(513)	365	71.2%
Net loss	$(12,010)	$(7,036)	$4,974	70.7%

Selected Operating and Other Data:
Total number of communities (period end)	648	647	1	0.2%
Total units operated(2)
Period end	66,110	66,178	(68)	(0.1%)
Weighted average	66,090	55,440	10,650	19.2%
Owned/leased communities units(2)
Period end	48,013	47,752	261	0.5%
Weighted average	48,009	46,791	1,218	2.6%
Owned/leased communities occupancy rate (weighted average)	88.0%	87.4%	0.6%	0.7%
Senior Housing average monthly revenue per unit (3)	$4,279	$4,214	$65	1.5%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	—	—
Total units (2)
Period end	14,438	14,464	(26)	(0.2%)
Weighted average	14,445	14,131	314	2.2%
Occupancy rate (weighted average)	89.1%	88.4%	0.7%	0.8%
Senior Housing average monthly revenue per unit (3)	$3,275	$3,186	$89	2.8%
Assisted Living
Number of communities (period end)	434	433	1	0.2%
Total units (2)
Period end	21,655	21,524	131	0.6%
Weighted average	21,652	21,265	387	1.8%
Occupancy rate (weighted average)	89.1%	88.4%	0.7%	0.8%
Senior Housing average monthly revenue per unit (3)	$4,393	$4,274	$119	2.8%
CCRCs - Rental
Number of communities (period end)	27	26	1	3.8%
Total units (2)
Period end	6,691	6,607	84	1.3%
Weighted average	6,691	6,243	448	7.2%
Occupancy rate (weighted average)	85.8%	86.3%	(0.5%)	(0.6%)
Senior Housing average monthly revenue per unit (3)	$5,619	$5,672	$(53)	(0.9%)
CCRCs - Entry Fee
Number of communities (period end)	14	14	—	—
Total units (2)
Period end	5,229	5,157	72	1.4%
Weighted average	5,221	5,152	69	1.3%
Occupancy rate (weighted average)	83.4%	82.2%	1.2%	1.5%
Senior Housing average monthly revenue per unit (3)	$4,975	$5,124	$(149)	(2.9%)

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Other Entry Fee Data
Non-refundable entrance fees sales	$12,926	$10,815	$2,111	19.5%
Refundable entrance fees sales(4)	12,206	7,204	5,002	69.4%
Total entrance fee receipts	25,132	18,019	7,113	39.5%
Refunds	(6,024)	(5,475)	549	10.0%
Net entrance fees(5)	$19,108	$12,544	$6,564	52.3%
Management Services
Number of communities (period end)	97	98	(1)	(1.0%)
Total units (2)
Period end	18,097	18,426	(329)	(1.8%)
Weighted average	18,081	8,649	9,432	109.1%
Occupancy rate (weighted average)	84.3%	84.3%	0.0%	0.0%

ISC
Brookdale units served
Outpatient Therapy (total)	50,556	41,783	8,773	21.0%
Outpatient Therapy (consolidated)	38,016	35,761	2,255	6.3%
Home Health (total)	45,247	31,322	13,925	44.5%
Home Health (consolidated)	32,650	28,347	4,303	15.2%
Outpatient Therapy treatment codes	939,241	848,205	91,036	10.7%
Home Health average census	3,651	3,379	272	8.0%
__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the three months ended September 30, 2012 and 2011 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $2.4 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively.
(5)	Includes $1.6 million and $2.3 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, our total operations included 648 communities with a capacity of 66,948 units, including equity homes.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 2.6% increase in consolidated units operated.  During the current period, revenues grew 2.0% at the 535 communities we operated during both periods with a 1.3% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.7% in these communities period over period.

Retirement Centers revenue increased $6.9 million, or 5.7%, primarily due to the inclusion of revenue from communities acquired during the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

Assisted Living revenue increased $13.1 million, or 5.5%, primarily due to the inclusion of revenue from communities acquired during the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

CCRCs - Rental revenue increased $5.1 million, or 5.5%, primarily due to the inclusion of revenues from communities acquired during the prior year period.  The increase was partially offset by decreases in the average monthly revenue per unit and occupancy at the communities we operated during both periods.  Revenue for the CCRCs - Rental segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

CCRCs - Entry Fee revenue increased $0.2 million, or 0.3%, primarily due to an increase in occupancy at the communities we operated during both periods.  The increase was partially offset by a decrease in the average monthly revenue per unit at the communities we operated during both periods.  Revenue for the CCRCs - Entry Fee segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

ISC revenue increased $5.5 million, or 10.7%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a reduction in Medicare reimbursement rates.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $50.0 million, or 123.4%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to the inclusion of expenses from communities acquired during the prior year period and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2012 and 2011, as well as an increase in salaries and wages.  These increases were partially offset by a decrease in workers compensation expense recorded in the current year period.

Retirement Centers operating expenses increased $6.1 million, or 8.7%, primarily due to the inclusion of expenses from communities acquired during the prior year period, as well as increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.  There was also an increase in real estate tax expense.  These increases were partially offset by decreases in workers compensation and bonus expense in the current year period.

Assisted Living operating expenses increased $4.1 million, or 2.6%, primarily due to the inclusion of expenses from communities acquired during the prior year period. There was also an increase in salaries and wages and an increase in employee benefits expense.

CCRCs - Rental operating expenses increased $8.9 million, or 14.2%, primarily due to the inclusion of expenses from communities acquired during the prior year period, as well as an increase in salaries and wages due to wage rate increases and an increase in skilled therapy services expense due to a negative change in the allowable method for delivering therapy services to skilled nursing patients.  These increases were partially offset by a decrease in workers compensation expense recorded in the current year period.

CCRCs - Entry Fee operating expenses increased $3.0 million, or 5.7%, primarily driven by an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period. There were also increases in overtime expense and real estate tax expense.  These increases were partially offset by a decrease in deferred community fee expense from the prior year period.

ISC operating expenses increased $8.0 million, or 21.5%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and an increase in therapy direct labor expenses.

General and Administrative Expense

General and administrative expense increased $4.4 million, or 11.5%, primarily as a result of an increase in the number of employees in connection with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011 and an increase in non-cash stock-based compensation expense.  The increase was partially offset by a decrease in integration, transaction-related and electronic medical records ("EMR") roll-out costs. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.3% and 4.3% for the three months ended September 30, 2012 and 2011, respectively, calculated as follows (dollars in thousands):

	Three Months Ended September 30,
	2012		2011

Resident fee revenues	$605,867	79.6%	$575,159	88.3%
Resident fee revenues under management	154,875	20.4%	76,187	11.7%
Total	$760,742	100.0%	$651,346	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$32,513	4.3%	$28,022	4.3%
Non-cash stock-based compensation expense	6,021	0.8%	5,221	0.8%
Integration, transaction-related and EMR roll-out costs	4,624	0.6%	5,468	0.8%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$43,158	5.7%	$38,711	5.9%

Facility Lease Expense

Facility lease expense increased $2.9 million, or 4.2%, primarily as a result of the acquisition of 12 leased communities in connection with the Horizon Bay and HCP transactions that occurred in the third quarter of 2011, as well as increases due to normal rent escalators. These increases were partially offset by decreased lease expense as a result of the purchase of nine previously leased communities in the first quarter of 2012.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.2 million, or 1.9%, primarily as a result of management contracts and therapy services intangibles related to a 2006 acquisition becoming fully amortized during the prior year period.

Gain on Acquisition

During the three months ended September 30, 2011, we recognized $3.5 million as a gain on acquisition related to the acquisition of Horizon Bay.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $46.0 million primarily due to new management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions.

Interest Income

Interest income decreased by $0.5 million, or 42.3%, primarily due to decreased interest earned on our restricted cash accounts.

Interest Expense

Interest expense increased $0.4 million, or 1.1%, primarily due to increased interest expense related to our line of credit, which had a higher average outstanding balance drawn period over period.  This increase was partially offset by a decrease in interest expense recorded from the change in the fair value of interest rate swaps due to fewer swap instruments in place during the current period.

Income Taxes

Our effective tax rates for the three months ended September 30, 2012 and 2011 were each (7.9%).  The rates reflect our decision to record a valuation allowance against the deferred tax benefit for the three months ended September 30, 2012 and 2011.  We concluded that the additional benefits generated during the period did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company, as required under generally accepted accounting principles.  We continue to maintain that the deferred tax assets recorded as of December 31, 2011, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities recorded as of December 31, 2011.

An additional interest charge related to our tax contingency reserve was recorded for the three months ended September 30, 2012.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  Our consolidated federal income tax return for 2010 is currently under audit by the Internal Revenue Service.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Nine Months Ended September 30, 2012 and 2011

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

 (dollars in thousands, except average monthly revenue per unit)

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)

Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$376,726	$350,993	$25,733	7.3%
Assisted Living	757,930	719,930	38,000	5.3%
CCRCs - Rental	287,051	270,444	16,607	6.1%
CCRCs - Entry Fee	215,001	213,804	1,197	0.8%
ISC	168,432	151,946	16,486	10.8%
Total resident fees	1,805,140	1,707,117	98,023	5.7%
Management services(1)	265,197	78,830	186,367	236.4%
Total revenue	2,070,337	1,785,947	284,390	15.9%
Expense
Facility operating expense
Retirement Centers	222,338	203,545	18,793	9.2%
Assisted Living	486,039	466,104	19,935	4.3%
CCRCs - Rental	207,168	181,783	25,385	14.0%
CCRCs - Entry Fee	166,504	159,687	6,817	4.3%
ISC	131,702	107,491	24,211	22.5%
Total facility operating expense	1,213,751	1,118,610	95,141	8.5%
General and administrative expense	134,202	105,935	28,267	26.7%
Facility lease expense	213,240	200,694	12,546	6.3%
Depreciation and amortization	189,781	206,430	(16,649)	(8.1%)
Asset impairment	8,329	14,846	(6,517)	(43.9%)
Loss (gain) on acquisition	636	(3,520)	4,156	118.1%
Gain on facility lease termination	(2,780)	—	2,780	100.0%
Costs incurred on behalf of managed communities	242,847	72,584	170,263	234.6%
Total operating expense	2,000,006	1,715,579	284,427	16.6%
Income from operations	70,331	70,368	(37)	(0.1%)
Interest income	2,220	2,569	(349)	(13.6%)
Interest expense
Debt	(96,743)	(92,667)	4,076	4.4%
Amortization of deferred financing costs and debt discount	(13,602)	(9,024)	4,578	50.7%
Change in fair value of derivatives and amortization	(371)	(4,151)	(3,780)	(91.1%)
Loss on extinguishment of debt	(221)	(18,863)	(18,642)	(98.8%)
Equity in (loss) earnings of unconsolidated ventures	(211)	295	(506)	(171.5%)
Other non-operating income	392	260	132	50.8%
Loss before income taxes	(38,205)	(51,213)	(13,008)	(25.4%)
Provision for income taxes	(2,953)	(2,087)	866	41.5%
Net loss	$(41,158)	$(53,300)	$(12,142)	(22.8%)

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	648	647	1	0.2%
Total units operated(2)
Period end	66,110	66,178	(68)	(0.1%)
Weighted average	66,105	52,009	14,096	27.1%
Owned/leased communities units(2)
Period end	48,013	47,752	261	0.5%
Weighted average	47,946	46,603	1,343	2.9%
Owned/leased communities occupancy rate (weighted average)	87.8%	87.1%	0.7%	0.8%
Senior Housing average monthly revenue per unit (3)	$4,267	$4,205	$62	1.5%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	−−	−−
Total units (2)
Period end	14,438	14,464	(26)	(0.2%)
Weighted average	14,449	14,095	354	2.5%
Occupancy rate (weighted average)	88.9%	87.7%	1.2%	1.4%
Senior Housing average monthly revenue per unit (3)	$3,259	$3,155	$104	3.3%
Assisted Living
Number of communities (period end)	434	433	1	0.2%
Total units (2)
Period end	21,655	21,524	131	0.6%
Weighted average	21,641	21,235	406	1.9%
Occupancy rate (weighted average)	88.7%	88.0%	0.7%	0.8%
Senior Housing average monthly revenue per unit (3)	$4,387	$4,281	$106	2.5%
CCRCs - Rental
Number of communities (period end)	27	26	1	3.8%
Total units (2)
Period end	6,691	6,607	84	1.3%
Weighted average	6,659	6,129	530	8.6%
Occupancy rate (weighted average)	86.0%	86.6%	(0.6%)	(0.7%)
Senior Housing average monthly revenue per unit (3)	$5,571	$5,666	$(95)	(1.7%)
CCRCs - Entry Fee
Number of communities (period end)	14	14	−−	−−
Total units (2)
Period end	5,229	5,157	72	1.4%
Weighted average	5,197	5,144	53	1.0%
Occupancy rate (weighted average)	83.5%	82.5%	1.0%	1.2%
Senior Housing average monthly revenue per unit (3)	$4,998	$5,103	(105)	(2.1%)

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Other Entry Fee Data
Non-refundable entrance fees sales	$30,303	$26,475	$3,828	14.5%
Refundable entrance fees sales(4)	29,512	18,594	10,918	58.7%
Total entrance fee receipts	59,815	45,069	14,746	32.7%
Refunds	(19,555)	(16,886)	2,669	15.8%
Net entrance fees(5)	$40,260	$28,183	$12,077	42.9%
Management Services
Number of communities (period end)	97	98	(1)	(1.0%)
Total units (2)
Period end	18,097	18,426	(329)	(1.8%)
Weighted average	18,159	5,406	12,753	235.9%
Occupancy rate (weighted average)	84.2%	84.5%	(0.3%)	(0.4%)

ISC
Brookdale units served
Outpatient Therapy (total)	50,556	41,783	8,773	21.0%
Outpatient Therapy (consolidated)	38,016	35,761	2,255	6.3%
Home Health (total)	45,247	31,322	13,925	44.5%
Home Health (consolidated)	32,650	28,347	4,303	15.2%
Outpatient Therapy treatment codes	2,804,421	2,489,866	314,555	12.6%
Home Health average census	3,550	3,281	269	8.2%
__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the nine months ended September 30, 2012 and 2011 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $8.4 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively.
(5)	Includes $3.6 million and $7.2 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the nine months ended September 30, 2012 and 2011, respectively.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 2.9% increase in consolidated units operated.  During the current period, revenues grew

2.0% at the 532 communities we operated during both periods with a 1.2% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.7% in these communities period over period.

Retirement Centers revenue increased $25.7 million, or 7.3%, primarily due to the inclusion of revenue from communities acquired during the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

Assisted Living revenue increased $38.0 million, or 5.3%, primarily due to the inclusion of revenue from communities acquired during the prior year period and increases in occupancy and average monthly revenue per unit at the communities we operated during both periods.

CCRCs - Rental revenue increased $16.6 million, or 6.1%, primarily due to the inclusion of revenue from communities acquired during the prior year period.  The increase was partially offset by decreases in the average monthly revenue per unit and occupancy at the communities we operated during both periods.  Revenue for the CCRCs - Rental segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

CCRCs - Entry Fee revenue increased $1.2 million, or 0.8%, primarily due to an increase in occupancy at the communities we operated during both periods.  The increase was partially offset by a decrease in the average monthly revenue per unit at the communities we operated during both periods.  Revenue for the CCRCs - Entry Fee segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

ISC revenue increased $16.5 million, or 10.8%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a reduction in Medicare reimbursement rates.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $186.4 million, or 236.4%, primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the inclusion of expenses from communities acquired during the prior year period and additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2012 and 2011, as well as an increase in salaries and wages.  These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year period.

Retirement Centers operating expenses increased $18.8 million, or 9.2%, primarily due to the inclusion of expenses from communities acquired during the prior year period, as well as increases in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year period.

Assisted Living operating expenses increased $19.9 million, or 4.3%, primarily due to the inclusion of expenses from communities acquired during the prior year period, as well as an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year period.

CCRCs - Rental operating expenses increased $25.4 million, or 14.0%, primarily due to the inclusion of expenses from communities acquired during the prior year period, an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period, and an increase in skilled therapy services expense due to a negative change in the allowable method for delivering therapy services to skilled nursing patients.  These increases were partially offset by a decrease in utilities expense.

CCRCs - Entry Fee operating expenses increased $6.8 million, or 4.3%, primarily due to an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period, as well as an increase in skilled therapy services expenses due to a negative change in the allowable method for delivering therapy services to skilled nursing patients.  These increases were partially offset by a decrease in bad debt expense.

ISC operating expenses increased $24.2 million, or 22.5%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and an increase in therapy direct labor expenses.

General and Administrative Expense

General and administrative expense increased $28.3 million, or 26.7%, primarily as a result of an increase in the number of employees in connection with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011, an increase in integration, transaction-related and EMR roll-out costs, and an increase in non-cash stock-based compensation expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.4% and 4.6% for the nine months ended September 30, 2012 and 2011, respectively, calculated as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012		2011

Resident fee revenues	$1,805,140	79.5%	$1,707,117	91.9%
Resident fee revenues under management	464,677	20.5%	149,461	8.1%
Total	$2,269,817	100.0%	$1,856,578	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$98,801	4.4%	$85,257	4.6%
Non-cash stock-based compensation expense	19,185	0.8%	14,316	0.8%
Integration, transaction-related and EMR roll-out costs	16,216	0.7%	6,362	0.3%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$134,202	5.9%	$105,935	5.7%

Facility Lease Expense

Facility lease expense increased $12.5 million, or 6.3%, primarily as a result of the acquisition of 12 leased communities in connection with the Horizon Bay and HCP transactions that occurred in the third quarter of 2011, as well as increases due to normal rent escalators. These increases were partially offset by decreased lease expense as a result of the purchase of nine previously leased communities in the current year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $16.6 million, or 8.1%, primarily as a result of management contracts and therapy services intangibles related to a 2006 acquisition becoming fully amortized in 2011.

Asset Impairment

During the nine months ended September 30, 2012, we recognized $8.3 million of impairment charges primarily as a result of writing the carrying value of assets down to their estimated fair value as determined by the estimated selling price for a community within the Assisted Living segment which we intend to dispose of, and as a result of fire damage at one of our communities within the CCRCs - Entry Fee segment.  During the nine months ended

September 30, 2011, we recognized $14.8 million of impairment charges related to impairments of property, plant and equipment and leasehold intangibles for certain communities within the Retirement Centers and Assisted Living segments.

Loss (Gain) on Acquisition

During the nine months ended September 30, 2011, we recognized $3.5 million as a gain on acquisition related to the acquisition of Horizon Bay.  The loss on acquisition recognized during the nine months ended September 30, 2012 relates to the reduction of the prior-year gain for adjustments to pre-acquisition self-insurance reserves.

Gain on Facility Lease Termination

During the current year period, we recognized a $2.8 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with nine previously-leased communities that were acquired during the current year period, partially offset by the write-off of deferred lease costs.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $170.3 million primarily due to new management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions.

Interest Income

Interest income decreased by $0.3 million, or 13.6%, primarily due to decreased interest earned on our restricted cash accounts.

Interest Expense

Interest expense increased $4.9 million, or 4.6%, primarily due to additional expense from the amortization of our debt discount primarily on our convertible notes issued during 2011 and increased interest expense related to our line of credit, which had a higher average outstanding balance drawn period over period.  These increases were partially offset by a decrease in interest expense recorded from the change in the fair value of interest rate swaps due to fewer swap instruments in place during the current period.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2011, we recognized $18.9 million as a loss on extinguishment of debt, related to costs incurred in connection with the early repayment of first and second mortgage notes.

Income Taxes

Our effective tax rates for the nine months ended September 30, 2012 and 2011 were (7.7%) and (4.1%), respectively.  The primary difference in the rates for these periods is due to the impact of tax credits recorded in the nine month period ended September 30, 2011.

We do not anticipate being able to utilize any additional tax benefits generated since 2010 so a full valuation allowance was recorded against this benefit.  This conclusion was determined solely on the reversal of timing differences recorded as of December 31, 2011, not taking into account our future profitability, as required under generally accepted accounting principles.

An additional interest charge related to our tax contingency reserve was recorded for the nine months ended September 30, 2012.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  Our consolidated federal income tax return for 2010 is currently under audit by the Internal Revenue Service.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$207,978	$212,002
Cash used in investing activities	(273,405)	(122,210)
Cash provided by (used in) financing activities	77,095	(132,424)
Net increase (decrease) in cash and cash equivalents	11,668	(42,632)
Cash and cash equivalents at beginning of period	30,836	81,827
Cash and cash equivalents at end of period	$42,504	$39,195

The decrease in cash provided by operating activities was attributable primarily to increased general and administrative expenses, which include integration, transaction-related and EMR roll-out costs.

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

The change in cash related to financing activities period over period was primarily attributable to an increase in the proceeds from debt related to the financing of a current year acquisition and a decrease in repayments of debt, as the prior year period included both the repayment of debt on a recently opened entrance fee CCRC when entrance fees originally escrowed were released in accordance with state regulations, as well as repayments of debt from proceeds received in connection with the convertible debt offering in June 2011.  Additionally, there was an increase in the cash portion of the loss on extinguishment of debt in the prior year period. The increase was partially offset by a decrease in new borrowing on our line of credit and net cash received from the prior period convertible debt offering.

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

We are highly leveraged and have significant debt and lease obligations.  As of September 30, 2012, we have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At September 30, 2012, we had $2.1 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.68% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At September 30, 2012, we had $352.5 million of capital and financing lease obligations, $80.0 million was drawn on our revolving loan facility, and $78.1 million of letters of credit had been issued under our letter of credit facilities.  Approximately $547.7 million of our debt and capital lease obligations are due on or before September 30, 2013, subject in certain instances to extension at our option, as described below.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending September 30, 2013, we will be required to make approximately $285.9 million of payments in connection with our existing operating leases.

We had $42.5 million of cash and cash equivalents at September 30, 2012, excluding cash and escrow deposits-restricted, marketable securities-restricted and lease security deposits of $176.9 million in the aggregate.  As of that date, we also had $190.0 million of availability on our revolving credit facility (of which $80.0 million had been drawn as of September 30, 2012).

At September 30, 2012, we had $849.0 million of negative working capital, which includes the classification of $254.8 million of refundable entrance fees and $6.5 million in tenant deposits as current liabilities.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $19.1 million and $40.3 million of cash for the three and nine months ended September 30, 2012, respectively.

In accordance with applicable accounting pronouncements, as of September 30, 2012, the current portion of long-term debt within our condensed consolidated financial statements reflects approximately $504.6 million of mortgage notes payable due within the next 12 months.  Although these debt obligations are scheduled to mature on or prior to September 30, 2013, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $205.7 million of certain mortgages payable included in such debt until 2018 or later, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for terms of five to seven years from the existing maturity dates.  We presently anticipate that we will exercise the extension options and will satisfy the conditions precedent for doing so with respect to each of these obligations.  In addition, we presently anticipate that we will be able to refinance or repay the remaining $298.9 of mortgage notes payable at or prior to maturity.

For the year ending December 31, 2012, we anticipate that we will make investments of approximately $150.0 million to $165.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $35.0 million to $45.0 million of net recurring capital expenditures and approximately $115.0 million to $120.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the nine months ended September 30, 2012, we spent approximately $28.1 million for net recurring capital expenditures and approximately $83.5 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $55.0 million to $65.0 million during 2012 in connection with recently initiated or currently planned projects.  For the nine months ended September 30, 2012, we spent approximately $30.1 million in connection with our Program Max initiative.

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

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  Pursuant to certain of our hedge agreements, we are required to secure our obligation to the counterparty by posting cash or other collateral if the fair value liability exceeds specified thresholds.  In periods of significant volatility in the credit markets, the value of these swaps can change significantly and as a result, the amount of collateral we are required to post can change significantly.  We have taken a number of steps to reduce our collateral posting risk.  In particular, we terminated a number of interest rate swaps and purchased and assumed a number of interest rate caps, which do not require the posting of cash collateral.  Furthermore, we obtained a number of swaps that were secured by underlying mortgaged assets and, hence, did not require cash collateralization.  As of September 30, 2012, we have $418.2 million in aggregate notional amount of interest rate caps and a $27.5 million notional amount swap that do not require cash collateralization. As of September 30, 2012, $237.6 million of our variable rate debt, excluding our secured line of credit and capital lease obligations, is not subject to any cap or swap agreements.

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

As of September 30, 2012, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of September 30, 2012, we had an available secured line of credit with a $230.0 million commitment and $190.0 million of availability (of which $80.0 million had been drawn as of such date).  We also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of September 30, 2012.  Letters of credit totaling $78.1 million had been issued under these facilities as of such date.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2012.  See Note 4 and Note 8 for acquisition and financing transactions that were completed during the period.

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

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the three and nine months ended September 30, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of Adjusted EBITDA were $1.6 million and $3.6 million, respectively.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011(1)	2012(1)	2011(1)
Net loss	$(12,010)	$(7,036)	$(41,158)	$(53,300)
Provision for income taxes	878	513	2,953	2,087
Equity in loss (earnings) of unconsolidated ventures	249	117	211	(295)
Loss on extinguishment of debt	—	715	221	18,863
Other non-operating (income) loss	(500)	116	(392)	(260)
Interest expense:
Debt	24,615	22,602	73,691	68,762
Capitalized lease obligation	7,647	7,831	23,052	23,905
Amortization of deferred financing costs and debt discount	4,543	4,310	13,602	9,024
Change in fair value of derivatives and amortization	(140)	1,508	371	4,151
Interest income	(676)	(1,171)	(2,220)	(2,569)
Income from operations	24,606	29,505	70,331	70,368
Gain on facility lease termination	—	—	(2,780)	—
(Gain) loss on acquisition	—	(3,520)	636	(3,520)
Depreciation and amortization	62,876	64,071	189,781	206,430
Asset impairment	—	—	8,329	14,846
Straight-line lease expense	2,118	1,834	5,324	5,016
Amortization of deferred gain	(1,093)	(1,094)	(3,279)	(3,280)
Amortization of entrance fees	(6,796)	(6,499)	(19,846)	(18,865)
Non-cash stock-based compensation expense	6,021	5,221	19,185	14,316
Entrance fee receipts(2)	25,132	18,019	59,815	45,069
First generation entrance fees received(3)	—	(2,293)	—	(7,177)
Entrance fee disbursements	(6,024)	(5,475)	(19,555)	(16,886)
Adjusted EBITDA	$106,840	$99,769	$307,941	$306,317

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $4.6 million and $16.2 million for the three and nine months ended September 30, 2012, respectively. The calculation of Adjusted EBITDA includes integration and transaction-related costs of $5.5 million and $6.4 million for the three and nine months ended September 30, 2011, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.

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

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the three and nine months ended September 30, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of CFFO were $1.6 million and $3.6 million, respectively.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011(1)	2012(1)	2011(1)
Net cash provided by operating activities	$79,431	$54,650	$207,978	$212,002
Changes in operating assets and liabilities	(10,731)	16,617	(5,926)	7,369
Refundable entrance fees received(2)(3)	12,206	7,204	29,512	18,594
First generation entrance fees received(4)	—	(2,293)	—	(7,177)
Entrance fee refunds disbursed	(6,024)	(5,475)	(19,555)	(16,886)
Recurring capital expenditures, net	(11,475)	(8,675)	(28,138)	(25,000)
Lease financing debt amortization with fair market value or no purchase options	(3,066)	(2,645)	(8,988)	(7,765)
Distributions from unconsolidated ventures from cumulative share of net earnings	(420)	—	(1,435)	—
CFFO from unconsolidated ventures	1,559	738	4,097	2,040
Cash From Facility Operations	$61,480	$60,121	$177,545	$183,177

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $4.6 million and $16.2 million for the three and nine months ended September 30, 2012, respectively. The calculation of Cash From Facility Operations includes integration and transaction-related costs of $5.5 million and $6.4 million for the three and nine months ended September 30, 2011, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the three months ended September 30, 2012 and 2011 were $4.6 million and ($1.6) million, respectively, and for the nine months ended September 30, 2012 and 2011 were $2.9 million and ($1.1) million, respectively.
(3)	Total entrance fee receipts for the three months ended September 30, 2012 and 2011 were $25.1 million and $18.0 million, respectively, including $12.9 million and $10.8 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities. Total entrance fee receipts for the nine months ended September 30, 2012 and 2011 were $59.8 million and $45.1 million, respectively, including $30.3 million and $26.5 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.
(4)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(12,010)	$(7,036)	$(41,158)	$(53,300)
Provision for income taxes	878	513	2,953	2,087
Equity in loss (earnings) of unconsolidated ventures	249	117	211	(295)
Loss on extinguishment of debt	—	715	221	18,863
Other non-operating (income) loss	(500)	116	(392)	(260)
Interest expense:
Debt	24,615	22,602	73,691	68,762
Capitalized lease obligation	7,647	7,831	23,052	23,905
Amortization of deferred financing costs and debt discount	4,543	4,310	13,602	9,024
Change in fair value of derivatives and amortization	(140)	1,508	371	4,151
Interest income	(676)	(1,171)	(2,220)	(2,569)
Income from operations	24,606	29,505	70,331	70,368
Gain on facility lease termination	—	—	(2,780)	—
Depreciation and amortization	62,876	64,071	189,781	206,430
Asset impairment	—	—	8,329	14,846
(Gain) loss on acquisition	—	(3,520)	636	(3,520)
Facility lease expense	71,167	68,314	213,240	200,694
General and administrative (including non-cash stock-based compensation expense)	43,158	38,711	134,202	105,935
Amortization of entrance fees	(6,796)	(6,499)	(19,846)	(18,865)
Management fees	(7,407)	(3,336)	(22,350)	(6,246)
Facility Operating Income	$187,604	$187,246	$571,543	$569,642

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2012, we had approximately $1.5 billion of long-term fixed rate debt, $0.7 billion of long-term variable rate debt, excluding our line of credit, and $352.5 million of capital and financing lease obligations. As of September 30, 2012, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.68% (calculated using an imputed interest rate of 7.50% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of September 30, 2012, $1.5 billion, or 69.9%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of September 30, 2012, $407.6 million, or 19.0%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $237.6 million, or 11.1%, of our debt is variable rate debt, not subject to any cap or swap agreements.   A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $6.2 million, $32.1 million and $45.6 million, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

For information regarding the most significant risks facing the Company, please see the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, as well as the risks discussed below.   There have been no material changes to the risk factors contained in our Form 10-K other than as set forth below.

We rely on reimbursement from governmental programs for a portion of our revenues, and will be subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2012. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

Effective October 1, 2012, certain Medicare Part B therapy services exceeding a specified threshold are subject to a pre-payment manual medical review process.  The review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity.  These new Medicare Part B therapy cap exception requirements, including the applicable pre-approval requirements, could also negatively impact the revenues and net operating income relating to our outpatient therapy services business.

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending will be imposed beginning in 2013 unless Congress takes further action to stay the automatic reduction or authorizes spending increases.  In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate ("SGR") formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by January 1, 2013, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 27%.  We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the Centers for Medicare and Medicaid Services ("CMS") will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	November 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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

4.7	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.6).
10.1	Amendment to Employment Agreement, effective as of November 5, 2012, by and between Brookdale Senior Living Inc. and W.E. Sheriff.
10.2	Amendment to Restricted Stock Unit Agreement, effective as of November 5, 2012, by and between Brookdale Senior Living Inc. and W.E. Sheriff.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.