Form 10-K
period 2012-12-31
Brookdale Senior Living Inc.
filed 2013-02-20
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32641

BROOKDALE SENIOR LIVING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3068069 (I.R.S. Employer Identification No.)

111 Westwood Place, Suite 400
Brentwood, Tennessee 37027
(Address of Principal Executive Offices)

(Registrant's telephone number including area code)	(615) 221-2250

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, $0.01 Par Value Per Share	Name of Each Exchange on Which Registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.50 billion. The market value calculation was determined using a per share price of $17.74, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 14, 2013, 122,737,924 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Seniors Housing Real Estate Investment Trust; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, occupancy, revenue, cash flow, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion and development activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment, returns on invested capital and taxes; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring; the risk associated with the current global economic situtation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included elsewhere in this

Annual Report on Form 10-K.  Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.                Business.

Overview

As of December 31, 2012, we are the largest operator of senior living communities in the United States based on total capacity, with 647 communities in 36 states and the ability to serve approximately 66,700 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  As of December 31, 2012, we operated in six business segments:  retirement centers, assisted living, continuing care retirement communities ("CCRCs") – rental, CCRCs – entry fee, Innovative Senior Care ("ISC") and management services.

As of December 31, 2012, we operated 76 retirement center communities with 14,528 units, 433 assisted living communities with 21,594 units, 27 rental CCRC communities with 6,748 units, 14 entry fee CCRC communities with 5,866 units and 97 communities with 17,998 units where we provide management services for third parties or joint ventures in which we have an ownership interest. We offer therapy services to approximately 51,000 of our units and home health services to approximately 46,000 of our units (approximately 38,000 and 32,000 of these units, respectively, are in our consolidated portfolio).  The majority of our units are located in campus settings or communities containing multiple services, including CCRCs.  For the year ended December 31, 2012, the weighted average occupancy rate for our owned/leased communities was 88.0%.  We generate approximately 80.1% of our resident fee revenues from private pay customers. For the year ended December 31, 2012, 40.8% of our resident and management fee revenues were generated from owned communities, 48.7% from leased communities, 9.2% from our Innovative Senior Care business and 1.3% from management fees from communities we operate on behalf of third parties or joint ventures.

The table below presents a summary of our operating results and certain other financial metrics for each of the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Total revenues	$2,770.1	$2,457.9	$2,280.5
Net loss(1)	$(65.6)	$(68.2)	$(48.9)
Adjusted EBITDA(2)	$409.9	$402.7	$408.5
Cash From Facility Operations(3)	$239.0	$239.9	$240.7
Facility Operating Income(2)	$758.8	$757.8	$744.3

(1)	Net loss for 2012, 2011 and 2010 include non-cash impairment charges of $27.7 million, $16.9 million and $13.1 million, respectively.
(2)	Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of net loss to each of these measures.
(3)	Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" for an explanation of how we define this measure, a detailed description of why we believe such measure is useful and the limitations of such measure, and a reconciliation of net cash provided by operating activities to such measure.
Our operating results for the year ended December 31, 2012 were favorably impacted by an increase in our total revenues, primarily due to the addition of leased and managed communities from the Horizon Bay and HCP transactions in the third quarter of 2011, along with increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  The increases in occupancy rates were a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During 2012, we increased our owned property portfolio by acquiring the underlying real estate associated with 21 Retirement Center and Assisted Living communities with a total of approximately 2,250 units for an aggregate purchase price of $283.4 million.  The communities had previously been operated by us under long-term leases.  During the period, we also acquired four home health agencies and an existing skilled nursing facility for an aggregate purchase price of approximately $7.0 million.

During the year, we also made additional progress on our Program Max initiative.  For the year ended December 31, 2012, we invested $42.8 million on the expansion, redevelopment and repositioning of our existing communities.  We have completed 10 Program Max projects in 2012, which have resulted in 57 net new units.  We currently have 22 additional Program Max projects that have been approved, most of which have begun construction.

Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  The cumulative negative financial impact of these changes increased our expense and decreased our revenue, Facility Operating Income, Adjusted EBITDA and Cash From Facility Operations for the year.

During the second quarter of 2012, we changed the composition of our operating segments from four reportable segments to six reportable segments (Retirement Centers, Assisted Living, CCRCs - Rental, CCRCs - Entry Fee, ISC and Management Services).  This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources.  All prior period disclosures below have been recast to present results on a comparable basis.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry.  We also believe that we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive "home-like" setting, assistance with activities of daily living ("ADLs") (such as eating, bathing, dressing, toileting and transferring/walking) and, in several communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. Our strategy is to be the leading provider of health, wellness and lifestyle solutions for seniors and their families.  By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

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

Growth Strategy

Our primary growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income.  Key elements of our strategy to achieve these objectives include:

•	Organic growth in our core business, including expense control and the realization of economies of scale. We plan to grow our existing operations by increasing revenues through a combination of occupancy growth and monthly service fee increases as a result of our competitive strength and growing demand for senior living communities. In addition, we intend to take advantage of our sophisticated operating and marketing expertise to retain existing residents and attract new residents to our communities. We intend to focus on organic growth by continually improving our operational, sales and marketing execution. We have recently taken steps to centralize and enhance our marketing function and programs and intend to broaden our market and increase our market share through our Brookdale branding initiative.  We also plan to continue our efforts to achieve cost savings through the realization of additional economies of scale and initiatives designed to improve operational effectiveness.  The size of our business has allowed us to achieve savings in the procurement of goods and services and increased efficiencies with respect to various corporate functions, and we expect that we can achieve additional savings and efficiencies.

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

•
Growth through the continued expansion of our ancillary services programs (including therapy, home health and hospice services). We plan to grow our revenues by further expanding our Innovative Senior Care program throughout our retirement centers, assisted living, CCRCs – rental, CCRCs – entry fee and management services segments. This expansion includes expanding the scope of services provided at the communities currently served, the continuing rollout of ancillary services programs to communities not currently serviced, and the implementation of programs at communities that we may acquire or manage in the future.  In addition, we plan to grow our revenues from ancillary services through the maturation of existing clinics.  Through the Innovative Senior Care program, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of many of our communities.  These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services. The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed.  In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate and to seniors living outside of our communities. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided.  We have also begun offering hospice services in certain locations.  We believe that our Innovative Senior Care program is unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.

The Senior Living Industry

The senior living industry is highly fragmented and characterized by numerous local and regional operators.  We are one of a limited number of national operators that provide a broad range of community locations and service level offerings at varying price levels.  The industry has seen significant growth in recent years and has been marked by the emergence of the assisted living segment in the mid-1990's.

Since the beginning of 2007, the industry has been affected by the downturn in the housing market and by the economic environment in general.  In spite of these factors, over the past year, industry occupancy has continued its slow recovery that has been underway since the beginning of 2010 according to the National Investment Center for the Seniors Housing & Care Industry ("NIC").  According to NIC, occupancy has increased 90 basis points to 89.5%

in the independent living sector, has increased 60 basis points to 89.5% in the assisted living sector and has remained relatively flat in the CCRC sector at 89.7% in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.  Industry occupancy rates have been increasing after reaching a cyclic low in early 2010 of 87.0% according to NIC.  Over the past year, occupancy has been rising modestly, as the pace of absorption has been outpacing inventory growth.

Despite current economic conditions, we believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.  The primary market for senior living services is individuals age 75 and older.  According to U.S. Census data, that group is expected to grow by 1.1 million through 2015.  As a result of these demographic trends, we expect the demand for senior living services to continue to increase in future years.

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

Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  In addition, certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2013. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending will be imposed beginning on March 1, 2013 unless Congress takes further action to stay the automatic reduction or authorizes spending increases.  In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate ("SGR") formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by January 1, 2014, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 25%.  We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the Centers for Medicare and Medicaid Services ("CMS") will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Our History

We were formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. ("BLC) and Alterra Healthcare Corporation ("Alterra"). BLC and Alterra had been operating independently since 1986 and 1981, respectively.  On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation ("ARC"), another leading senior living provider which had been operating independently since 1978.  On September 1, 2011, we completed the acquisition of Horizon Bay, the ninth largest operator of senior living communities in the United States.

Our Product Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our primary product offerings consist of (i) retirement center communities; (ii) assisted living communities; (iii) CCRCs – rental; (iv) CCRCs – entry fee; (v) Innovative Senior Care; and (vi) management services.

Retirement Centers.  Our retirement center communities are primarily designed for middle to upper income seniors generally age 75 and older who desire an upscale residential environment providing the highest quality of service.

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to "age-in-place" by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, approximately 76.1% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 191 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

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

The communities in our Retirement Centers segment represent approximately 21.8% of our total senior living capacity.

Assisted Living.  Our assisted living communities offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents.  Our assisted living communities include both freestanding, multi-story communities with more than 50 beds and smaller, freestanding single story communities with less than 50 beds. Depending upon the specific location, the community may include (i) private studio, one-bedroom and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or "neighborhoods" scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station.

Under our Clare Bridge brand, we also operate 86 memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer's disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care communities have from 19 to 60 beds and some are part of a campus setting which includes a freestanding assisted living community.

All residents at our assisted living and memory care communities receive the basic care level, which includes ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping and personal laundry services. In some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer's and other forms of dementia. In addition, we offer at additional cost, higher levels of personal care services to residents at these communities who are very physically frail or experiencing early stages of Alzheimer's disease or other dementia and who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments.

As a result of their progressive decline in cognitive abilities, residents at our memory care communities typically require higher levels of personal care and services and therefore pay higher monthly service fees. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

The communities in our Assisted Living segment (including our memory care communities) represent approximately 32.3% of our total senior living capacity.

CCRCs - Rental.  Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's service areas.

The communities in our CCRCs – Rental segment represent approximately 10.1% of our total senior living capacity.

CCRCs – Entry Fee.  The communities in our CCRCs – Entry Fee segment are similar to those in our CCRCs – Rental segment but allow for residents in the independent living apartment units to pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which is partially refundable in certain circumstances. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of the refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since we receive entrance fees upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community.  Eleven of our communities that we own or lease are entry fee communities.

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

The communities in our CCRCs – Entry Fee segment represent approximately 8.8% of our total senior living capacity.  The independent living units at our entrance fee communities (those units on which entry fees are paid) represent 4.8% of our total senior living capacity.  Excluding managed communities and equity homes (which are residences located on certain of our CCRC campuses that we do not generally own), entrance fee communities represent 9.9% of our total senior living capacity.

Innovative Senior Care ("ISC"). Our ISC segment includes the outpatient therapy, home health and hospice services provided to residents of many of our communities, to other senior living communities that we do not own or operate and to seniors living outside of our communities.  The ISC segment does not include the therapy services provided in our skilled nursing units, which are included in the CCRCs - Rental and CCRCs - Entry Fee segments.

Management Services.    We operate certain of our communities pursuant to management agreements.  In some of these cases, the community is owned by third parties and, in other cases, the community is owned in a joint venture structure in which we have an ownership interest.  Under the management agreements for these communities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

The communities in our Management Services segment represent 27.0% of our total senior living capacity.  As of December 31, 2012, we managed a total of 97 communities with a total of 17,998 units on behalf of third parties or joint ventures in which we have an ownership interest.  There are a total of 60 retirement centers, 25 assisted living communities and 12 CCRC communities (of which six are entrance fee communities) in our Management Services segment.

Competitive Strengths

We believe our nationwide network of senior living communities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•	Skilled management team with extensive experience. Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets, including experience in the senior living, healthcare, hospitality and real estate industries.

•	Geographically diverse, high-quality, purpose-built communities. As of December 31, 2012, we operate a nationwide base of 647 purpose-built communities in 36 states, including 108 communities in the ten most populous standard metropolitan statistical areas.

•	Ability to provide a broad spectrum of care. Given our diverse mix of retirement centers, assisted living communities and CCRCs, we are able to meet a wide range of our customers' needs. We believe that we are one of the few companies in the senior living industry with this capability and the only company that does so at scale on a national basis. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

•	The size of our business allows us to realize cost and operating efficiencies. We are the largest operator of senior living communities in the United States based on total capacity. The size of our business allows us to realize cost savings and economies of scale in the procurement of goods and services. Our scale also allows us to achieve increased efficiencies with respect to various corporate functions. We intend to utilize our expertise and size to capitalize on economies of scale resulting from our national platform. Our geographic footprint and centralized infrastructure provide us with a significant operational advantage over local and regional operators of senior living communities. In connection with our formation transactions and our acquisitions, we negotiated new contracts for food, insurance and other goods and services. In addition, we have and will continue to consolidate corporate functions such as accounting, finance, human resources, legal, information technology and marketing.

•	Significant experience in providing ancillary services. Through our Innovative Senior Care program, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living, and CCRC communities. Having therapy clinics and home health agencies located in our senior living communities to provide needed services to our residents is a distinct competitive difference. We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors outside of our communities.

Segments

As of December 31, 2012, we had six reportable segments: retirement centers; assisted living; CCRCs – rental; CCRCs – entry fee; Innovative Senior Care; and management services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy and allocating capital resources.

Operating results from our six business segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals, which we believe have contributed to high levels of customer service and to improved facility operating margins. We have centralized accounting, finance and other operating functions in our support centers so that, consistent with our operating philosophy, community-based personnel can focus on resident care and efficient operations. We have established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billings and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

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

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of service, social services and financial performance. Each Executive Director receives specialized training from us. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community and key service quality measures. We believe that the quality of our communities, coupled with our competitive compensation philosophy, has enabled us to attract high-quality, professional community Executive Directors.

Depending upon the size of the community, each Executive Director is supported by a community staff member who is directly responsible for day-to-day care of the residents and either community staff or regional support to oversee the community's marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, activities, housekeeping, and engineering.

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

In order to foster a sense of community as well as to respond to residents' needs and desires, at many of our communities, we have established a resident council or other resident advisory committee that meets monthly with the Executive Director of the community. Separate resident committees also exist at many of these communities for food service, activities, marketing and hospitality. These committees promote resident involvement and satisfaction and enable community management to be more responsive to the residents' needs and desires.

Marketing and Sales

Our marketing strategy is intended to create awareness of our Brookdale brand, our communities, our products and our services among potential residents and their family members and among referral sources, including hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. Our marketing staff develops overall strategies for promoting our communities and monitors the success of our marketing efforts, including outreach programs. In addition to direct contacts with prospective referral sources, we also rely on internet inquiries, print advertising, yellow pages advertising, direct mail, signage and special events, health fairs and community receptions. Certain resident referral programs have been established and promoted within the limitations of federal and state laws at many communities.

In order to mitigate the impact of weakness in the housing market, we have implemented several sales and marketing initiatives designed to increase our entrance fee sales results.  These include the acceptance of short-term promissory notes in satisfaction of a resident's required entrance fee from certain pre-qualified, prospective residents who are waiting for their homes to sell.  In addition, we have implemented the MyChoice program, which allows new and existing residents in certain communities the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee, thereby offering choices to residents desiring a more affordable ongoing monthly service fee.

Competition

The senior living industry is highly competitive. We compete with numerous organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial, except in the skilled nursing area.  Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major publicly-traded competitors which operate senior living communities are Emeritus Corporation and Capital Senior Living Corporation and our major private competitors include Sunrise Senior Living, Inc., Life Care Services, LLC and Atria Senior Living Group, as well as a large number of not-for-profit entities.  Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.  The largest three of these publicly-traded healthcare REITs measured on equity market capitalization include HCP, Inc., Ventas, Inc. and Health Care REIT, Inc.

Customers

Our target retirement center residents are senior citizens age 75 and older who desire or need a more supportive living environment. The average retirement center resident resides in a retirement center community for approximately 36 months. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

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

Our target CCRC residents are senior citizens who are seeking a community that offers a variety of services and a continuum of care so that they can "age in place." These residents generally first enter the community as a resident of an independent living unit and may later move into an assisted living or skilled nursing area as their needs change.

We believe our combination of retirement center and assisted living operating expertise and the broad base of customers that this enables us to target creates a unique opportunity for us to invest in a broad spectrum of assets in the senior living industry, including retirement center, assisted living, CCRC and skilled nursing communities.

Employees

As of December 31, 2012, we had approximately 30,000 full-time employees and approximately 17,900 part-time employees, of which 426 work in our Nashville headquarters office, 433 work in our Milwaukee office, 36 work in our Chicago office and 186 work in a variety of field-based management positions.  We currently consider our relationship with our employees to be good.

Government Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. In addition, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health and safety laws and regulations and privacy laws; federal and state laws designed to protect Medicare and Medicaid, which mandate what are allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; Anti-Kickback and physicians referral ("Stark") laws; and safety and health standards set by the Occupational Safety and Health Administration. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

Many senior living communities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training and records; community services, including administration of medication, assistance with self-administration of medication and the provision of nursing, home health and therapy services; staffing levels; monitoring of resident wellness; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; professional licensing and certification of staff prior to beginning employment; and resident rights and responsibilities, including in some states the right to receive health care services from providers of a resident's choice that are not our employees. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. In addition, in several of the states in which we operate or intend to operate, assisted living communities, home health agencies and/or skilled nursing facilities require a certificate of need before the community can be opened or the services at an existing community can be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets. In addition, if any of our presently licensed communities operates outside of its licensing authority, it may be subject to penalties, including closure of the community.

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. Unannounced surveys or inspections may occur annually or bi-annually, or following a regulator's receipt of a complaint about the community. From time to time in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed-to plan of corrective action relating to the community's operations, but the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our loan or lease agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of its residents do not receive federal or state funds.

Regulation of the senior living industry is evolving at least partly because of the growing interests of a variety of advocacy organizations and political movements attempting to standardize regulations for certain segments of the industry, particularly assisted living. Our operations could suffer if future regulatory developments, such as federal assisted living laws and regulations, as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials or increase the number of citations that can result in civil or criminal penalties. Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided by one or more of our communities exceeds the level of care for which the community is licensed. A finding that a community is delivering care beyond its license might result in the immediate transfer and discharge of residents, which may create market instability and other adverse consequences. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation or suspension of a license, or a citation, at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our loan or lease agreements and trigger cross-defaults or may also trigger defaults under certain of our credit agreements, or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community's citation will impact another of our communities, this will also increase costs and result in increased surveillance by the state survey agency. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, including increased enforcement brought about by advocacy groups, in addition to federal and state regulators, our operations could be adversely affected. In addition, any adverse finding by survey and inspection officials may serve as the basis for false claims lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the community or individual.

There are various extremely complex federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act of 1997 expanded the penalties for health care fraud. In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. Recently, other health care providers have faced enforcement action under the False Claims Act. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, so-called "whistleblower" suits have become more frequent. Also, if any of our communities exceeds its level of care, we may be subject to private lawsuits alleging "transfer trauma" by residents. Such allegations could also lead to investigations by enforcement officials, which could result in penalties, including the closure of communities. The violation of any of these regulations may result in the imposition of fines or other penalties that could jeopardize our business.

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

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) "any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind" for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which may also cause us to default under our leases and loan agreements and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations. We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services, or HHS, has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective April 14, 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical and technical security standards for health information by April 2005. To the best of our knowledge, we are in compliance with these rules.

Environmental Matters

Under various federal, state and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at or under a property, regardless of how such materials came to be located there. Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines and payments for personal injuries or damage to adjacent property. The cost of any required investigation, remediation, removal, mitigation, compliance, fines or personal or property damages and our liability therefore could exceed the property's value and/or our assets' value. In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral or to develop or redevelop such property. In addition, such laws impose liability for investigation, remediation, removal and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Moreover, the imposition of such liability upon us could be joint and several, which means we could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof.

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

Federal regulations require building owners and those exercising control over a building's management to identify and warn, via signs and labels, their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. The regulations also set forth employee training, record-keeping requirements and sampling protocols pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potential asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan. Furthermore, the presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may present a risk that third parties will seek recovery from the owners, operators or tenants of such properties for personal injury or property damage. In some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community's market value.

We believe that we are in material compliance with applicable environmental laws.

We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change, such as the proposed "cap and trade" legislation) could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

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

As of December 31, 2012, we had three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  In addition, certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2013. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending will be imposed beginning on March 1, 2013 unless Congress takes further action to stay the automatic reduction or authorizes spending increases.  In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate ("SGR") formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by January 1, 2014, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 25%.  We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the Centers for Medicare and Medicaid Services ("CMS") will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

The impact of recently enacted and ongoing health care reform efforts on our business cannot accurately be predicted.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences.  Notably, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that is expected to expand health care coverage to millions of currently uninsured people beginning in 2014 and provide for significant changes to the U.S. health care system over the next ten years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various health care providers, including skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended.

It is difficult to predict the full impact of the Affordable Care Act due to the law's complexity and current lack of implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. We also cannot accurately predict whether any pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect us and the manner in which we are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

The Supreme Court's decision upholding the constitutionality of the individual mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has not reduced the uncertain impact that the law will have on health care delivery systems over the next decade. We can expect that the federal authorities will continue to implement the law, but, because of the Court's mixed ruling, the implementation will likely take longer than originally expected, with a commensurate increase in the period of uncertainty regarding the law's full long term financial impact on the delivery of and payment for health care.

In addition to its impact on the delivery and payment for health care, the Affordable Care Act and the implementing regulations may result in an increase in our costs to provide health care benefits to our employees.  We also may be required to make additional employee-related changes to our business as a result of provisions in the Affordable Care Act impacting the provision of health insurance by employers, which could result in additional expense and adversely affect our results of operations.

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

Our outstanding indebtedness and leases contain restrictions and covenants and require us to maintain or satisfy specified financial ratios and coverage tests, including maintaining prescribed net worth levels, leverage ratios and debt service and lease coverage ratios on a consolidated basis, and on a community or communities basis based on the debt or lease securing the communities. In addition, certain of our leases require us to maintain lease coverage ratios on a lease portfolio basis (each as defined in the leases) and maintain stockholders' equity or tangible net worth amounts. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. These restrictions and covenants may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues. If we fail to comply with any of these requirements, then the related indebtedness could become immediately due and payable. We cannot assure you that we could pay this debt if it became due.

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

In addition, we are heavily dependent on mortgage financing provided by Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively, the "Agency Lenders").  The Agency Lenders are currently operating under a conservatorship begun in 2008, conducting business under the direction of the Federal Housing Finance Agency.  Reform efforts related to the Agency Lenders may make such financing sources less available or unavailable in the future and may cause us to seek alternative sources of potentially less attractive financing. There can be no assurance that such alternative sources will be available.

We are susceptible to risks associated with the lifecare benefits that we offer the residents of our lifecare entrance fee communities.

As of December 31, 2012, we owned or leased 11 lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

Residents of these entrance fee communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care.  Although we screen potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to our communities during their lifetime, we cannot assure you that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, we have rights of set-off against the refundable portions of the residents' deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that our communities must pay third parties to provide nursing care to residents of our communities, our results of operations and financial condition would be adversely affected.

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

We operate certain of our communities pursuant to management agreements.  In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned in a joint venture structure in which we have an ownership interest.  At December 31, 2012, approximately 15.0% of our communities were managed for third parties or unconsolidated ventures. We obtained a significant portion of our management agreements as a result of our acquisition of Horizon Bay in 2011.  The majority of our management agreements are long-term agreements. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party (in which case we may be entitled to receive a contractual termination fee). Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with joint ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement.  Further, in the event of default on a loan, the lender may have the ability to terminate us as manager.  With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact our results of operations and cash flows.

Increases in the cost and availability of labor, including increased competition for or a shortage of skilled personnel or increased union activity, would have an adverse effect on our profitability and/or our ability to conduct our business operations.

Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our communities. Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care, social services and financial performance. Depending upon the size of the community, each Executive Director is supported by a community staff member who is directly responsible for day-to-day care of the residents and either community staff or regional support to oversee the community's marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, therapy services, activities, housekeeping and engineering. We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from market to market. Although reliable industry-wide data on key employee retention does not exist, we believe that our employee retention rates are consistent with those of other national senior housing operators. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our ability to implement our growth strategy, and our overall operating results could be harmed.

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

We are dependent on the efforts of our executive officers. The unforeseen loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have an adverse effect on our business, results of operations and financial condition and be negatively perceived in the capital markets.

Environmental contamination at any of our communities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely effect our liquidity and earnings.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal or remediation of, or related to the release of, certain hazardous or toxic substances, that could be located on, in, at or under a property, regardless of how such materials came to be located there. The cost of any required investigation, remediation, removal, mitigation, compliance, fines or personal or property damages and our liability therefore could exceed the property's value and/or our assets' value. In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral or to develop or redevelop such property. In addition, such laws impose liability, which may be joint and several, for investigation, remediation, removal and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Although we do not believe that we have incurred such liabilities as would have a material adverse effect on our business, financial condition and results of operations, we could be subject to substantial future liability for environmental contamination that we have no knowledge about as of the date of this report and/or for which we may not be at fault.

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

Federal regulations require building owners and those exercising control over a building's management to identify and warn their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community's market value.

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

We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change, such as the proposed "cap and trade" legislation) could have a material adverse effect on our business. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

We are subject to risks associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding our internal control over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. Complying with these requirements is expensive, time consuming and subject to changes in regulatory requirements. The existence of one or more material weaknesses, management's conclusion that its internal control over financial reporting is not effective, or the inability of our auditors to express an opinion that our internal control over financial reporting is effective, could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Risks Related to Pending Litigation

Complaints filed against us could, if adversely determined, subject us to a material loss.

We have been and are currently involved in litigation and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain general liability and professional liability insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.  Our current policies are written on a claims-made basis and provide for deductibles for each claim.  Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts.  If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operation and financial condition could be adversely affected.

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

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-to plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation of a license at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to be in default under our leases, trigger cross-defaults, trigger defaults under certain of our credit agreements or adversely affect our ability to operate and/or obtain financing in the future. If a state were to find that one community's citation would impact another of our communities, this would also increase costs and result in increased surveillance by the state survey agency. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, the failure to comply with applicable legal and regulatory requirements in the future could result in a material adverse effect to our business as a whole.

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

All of our communities are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial properties," but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants.

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

The senior living and healthcare services businesses entails an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living or healthcare providers. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. We have formed a wholly-owned "captive" insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs.  There can be no guarantee that we will not have any claims that exceed our policy limits in the future.

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

In addition, overbuilding in the late 1990's in the senior living industry reduced the occupancy rates of many newly constructed buildings and, in some cases, reduced the monthly rate that some newly built and previously existing communities were able to obtain for their services. This resulted in lower revenues for certain of our communities during that time. While we believe that overbuilt markets have stabilized and should continue to be stabilized for the immediate future, we cannot be certain that the effects of this period of overbuilding will not affect our occupancy and resident fee rate levels in the future, nor can we be certain that another period of overbuilding in the future will not have the same effects. Moreover, while we believe that the new construction dynamics and the competitive environments in the states in which we operate are substantially similar to the national market, taken as a whole, if the dynamics or environment were to be significantly adverse in one or more of those states, it would have a disproportionate effect on our revenues (due to the large portion of our revenues that are generated in those states).

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2012, funds managed by affiliates of Fortress Investment Group LLC ("Fortress") and various principals of Fortress, in the aggregate, beneficially own 19,338,184 shares, or approximately 15.8% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress and, pursuant to our Stockholders Agreement, Fortress currently has the ability to require us to nominate two individuals designated by Fortress for election as members of our nine-member Board of Directors (subject to their election by our stockholders).  As a result, Fortress may be able to influence fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress's interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their influence over the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

At December 31, 2012, 122,737,595 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets.  In connection with our obligations under the Stockholders Agreement, we have on file with the SEC an effective registration statement permitting the resale, from time to time, of shares of common stock owned by certain affiliates and various principals of Fortress. The shares covered by the registration statement are freely transferable pursuant to the registration statement and by subsequent purchasers that are not our affiliates.

In addition, as of February 19, 2013, we had registered under the Securities Act an aggregate of 13,300,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,000,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan. In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by 400,000 shares on January 1 of each year. Pursuant to the terms of the Associate Stock Purchase Plan, the number of shares available for purchase under the plan automatically increases by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

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

Item 1B.                          Unresolved Staff Comments.

None.

Item 2.                Properties.

Facilities

At December 31, 2012, we operated 647 communities across 36 states, with the capacity to serve approximately 66,700 residents. Of the communities we operated at December 31, 2012, we owned 221, we leased 329 pursuant to operating and capital leases, and 97 were managed by us and fully or majority owned by third parties.

The following table sets forth certain information regarding our communities at December 31, 2012:

	Occupancy		Ownership Status
State	Units	Rate(1)(2)	Owned	Leased	Managed	Total
Florida	13,825	86.0%	37	36	27	100
Texas	10,288	86.2%	23	33	23	79
Colorado	3,674	92.4%	6	17	8	31
Ohio	3,320	86.9%	23	16	3	42
California	3,284	88.3%	12	6	3	21
Illinois	3,234	90.1%	1	9	4	14
North Carolina	3,209	92.5%	4	51	—	55
Michigan	2,933	88.5%	9	24	3	36
Arizona	2,548	87.3%	3	11	5	19
Tennessee	1,629	94.5%	14	8	2	24
Virginia	1,612	85.0%	4	2	1	7
Kansas	1,463	91.8%	10	11	2	23
Oklahoma	1,416	86.8%	10	16	3	29
Alabama	1,373	93.2%	5	3	1	9
Indiana	1,301	84.0%	9	8	—	17
Rhode Island	1,183	86.5%	1	4	4	9
New York	1,157	88.1%	6	10	—	16
Washington	1,044	87.4%	4	8	—	12
Missouri	1,008	87.9%	3	—	1	4
Pennsylvania	936	85.1%	6	2	—	8
Georgia	848	87.9%	4	—	4	8
Oregon	765	96.7%	7	5	—	12
Minnesota	723	89.1%	2	14	1	17
South Carolina	624	86.5%	4	8	—	12
Kentucky	582	92.3%	—	2	—	2
Wisconsin	504	90.9%	5	11	—	16
New Jersey	494	81.9%	2	6	—	8
New Mexico	429	86.4%	2	1	—	3
Connecticut	424	79.2%	2	2	—	4
Massachusetts	280	84.2%	—	1	—	1
Idaho	228	100.0%	2	1	—	3
Nevada	142	88.8%	—	2	—	2
Louisiana	84	98.6%	—	—	1	1
Maryland	79	22.0%	—	—	1	1
Delaware	54	100.0%	1	—	—	1
Mississippi	37	100.0%	—	1	—	1
Total	66,734	87.9%	221	329	97	647

(1)	Includes the impact of managed properties.
(2)	Represents occupancy at the end of the period.

Substantially all of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 74,593 square foot facility in Nashville, Tennessee, our 117,609 square foot facility in Milwaukee, Wisconsin, and our 10,655 square foot facility in Chicago, Illinois.

Item 3.                Legal Proceedings.

The information contained in Note 21 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.                (Removed and Reserved).

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 19, 2013:

Name	Age	Position
W.E. Sheriff	70	Chief Executive Officer
Mark W. Ohlendorf	52	Co-President and Chief Financial Officer
John P. Rijos	60	Co-President and Chief Operating Officer
T. Andrew Smith	52	Executive Vice President, General Counsel and Secretary
Bryan D. Richardson	54	Executive Vice President and Chief Administrative Officer
Gregory B. Richard	58	Executive Vice President – Field Operations
Kristin A. Ferge	39	Executive Vice President and Treasurer
George T. Hicks	55	Executive Vice President – Finance
H. Todd Kaestner	57	Executive Vice President – Corporate Development
Edward A. Fenoglio	42	Division President
Mary Sue Patchett	50	Division President
Kari L. Schmidt	46	Division President

W.E. Sheriff has served as our Chief Executive Officer since February 2008 and as a member of our Board of Directors since January 2010.  He previously served as our Co-Chief Executive Officer from July 2006 until February 2008. Previously, Mr. Sheriff served as Chairman and Chief Executive Officer of ARC and its predecessors since April 1984 and as its President since November 2003. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations.  As previously reported, Mr. Sheriff will retire as Chief Executive Officer effective as of the first business day following the filing of this Annual Report on Form 10-K.  Mr. Sheriff will continue to serve the Company as a member of the Company's Board of Directors and as a consultant pursuant to the terms of his existing employment agreement.

Mark W. Ohlendorf became our Co-President in August 2005 and our Chief Financial Officer in March 2007. Mr. Ohlendorf previously served as Chief Executive Officer and President of Alterra from December 2003 until August 2005. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer of Alterra. Mr. Ohlendorf has over 30 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He currently serves as the chairman of the board of directors of the Assisted Living Federation of America.

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

T. Andrew Smith became our Executive Vice President, General Counsel and Secretary in October 2006.  In addition to his role in managing the Company's legal affairs, Mr. Smith has been responsible for management and oversight of the Company's corporate development functions (including acquisitions and expansion and development activity); corporate finance activities (including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management.  Previously, Mr. Smith was with Bass, Berry & Sims PLC in Nashville, Tennessee from 1985 to 2006, where he was a member of the firm's corporate and securities group and served as the chair of the firm's healthcare group. While at Bass, Berry & Sims, Mr. Smith served American Retirement Corporation (a predecessor company to Brookdale) as outside General Counsel.  As previously reported, Mr. Smith will succeed Mr. Sheriff as Chief Executive Officer on the first business day following the filing of this Annual Report on Form 10-K.

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

Kristin A. Ferge became our Executive Vice President and Treasurer in August 2005.  Ms. Ferge also served as our Chief Administrative Officer from March 2007 through December 2007. She previously served as Vice President, Chief Financial Officer and Treasurer of Alterra from December 2003 until August 2005. From April 2000 through December 2003, Ms. Ferge served as Alterra's Vice President of Finance and Treasurer. Prior to joining Alterra, she worked in the audit division of KPMG LLP. Ms. Ferge is a certified public accountant.

George T. Hicks became our Executive Vice President – Finance in July 2006. Previously, Mr. Hicks served as Executive Vice President – Finance and Internal Audit, Secretary and Treasurer of ARC since September 1993. Mr. Hicks had served in various capacities for ARC's predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President – Finance and Treasurer from November 1989 to September 1993.

H. Todd Kaestner became our Executive Vice President – Corporate Development in July 2006. Previously, Mr. Kaestner served as Executive Vice President – Corporate Development of ARC since September 1993. Mr. Kaestner served in various capacities for ARC's predecessors since 1985, including Vice President – Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

Edward A. Fenoglio became our Division President in February 2013. Previously, Mr. Fenoglio served as Divisional Vice President since 2007 and has served in various capacities since joining ARC in 1997.

Mary Sue Patchett became our Division President in February 2013. Previously, Ms. Patchett served as Divisional Vice President since joining Brookdale in 2011 in connection with the Horizon Bay acquisition. Previously, Ms. Patchett served as Chief Operating Officer of Horizon Bay from 2007 to 2011.

Kari L. Schmidt became our Division President in February 2013. Previously, Ms. Schmidt served as Divisional Vice President since 2007 and has served in various other capacities since joining Brookdale in 1998.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD".  The following table sets forth the range of high and low sales prices of our common stock for each quarter for the last two fiscal years.

	Fiscal 2012
	High	Low
First Quarter	$19.96	$15.43
Second Quarter	$19.78	$14.99
Third Quarter	$23.97	$15.62
Fourth Quarter	$26.11	$21.28

	Fiscal 2011
	High	Low
First Quarter	$28.23	$20.90
Second Quarter	$28.30	$21.97
Third Quarter	$25.51	$12.27
Fourth Quarter	$17.54	$10.98

The closing sale price of our common stock as reported on the NYSE on February 14, 2013 was $28.53 per share.  As of that date, there were approximately 441 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                Selected Financial Data.

The selected financial data should be read in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and our historical consolidated financial statements and the related notes included elsewhere herein.  Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2012 have been derived from our audited financial statements.

	For the Years Ended December 31,
	2012		2011		2010		2009		2008

Fiscal Year ended December 31, (in thousands, except per share and other operating data)
Total revenue		$2,770,085		$2,457,918		$2,280,535		$2,100,274	$2,001,304
Facility operating expense		1,630,919		1,508,571		1,437,930		1,302,277	1,261,581
General and administrative expense		178,829		148,327		131,709		134,864	140,919
Facility lease expense		284,025		274,858		270,905		272,096	269,469
Depreciation and amortization		252,281		268,506		292,341		271,935	276,202
(Gain) loss on facility lease termination		(11,584)		―		4,608		―	―
(Gain) loss on sale of communities, net		―		―		(3,298)		2,043	―
Loss (gain) on acquisition		636		(1,982)		―		―	―
Goodwill and asset impairment		27,677		16,892		13,075		10,073	220,026
Costs incurred on behalf of managed communities		325,016		152,566		67,271		77,206	73,250
Total operating expense		2,687,799		2,367,738		2,214,541		2,070,494	2,241,447
Income (loss) from operations		82,286		90,180		65,994		29,780	(240,143)
Interest income		4,012		3,538		2,238		2,354	7,618
Interest expense:
Debt		(128,338)		(124,873)		(132,641)		(128,869)	(147,389)
Amortization of deferred financing costs and debt discount		(18,081)		(13,427)		(8,963)		(9,505)	(9,707)
Change in fair value of derivatives and amortization		(364)		(3,878)		(4,118)		3,765	(68,146)
Loss on extinguishment of debt, net		(221)		(18,863)		(1,557)		(1,292)	(3,052)
Equity in (loss) earnings of unconsolidated ventures		(3,488)		1,432		168		440	(861)
Other non-operating income (expense)		593		56		(1,454)		4,146	1,708
Loss before income taxes		(63,601)		(65,835)		(80,333)		(99,181)	(459,972)
(Provision) benefit for income taxes		(2,044)		(2,340)		31,432		32,926	86,731
Net loss		$(65,645)		$(68,175)		$(48,901)		$(66,255)	$(373,241)

Basic and diluted net loss per share		$(0.54)		$(0.56)		$(0.41)		$(0.60)	$(3.67)
Weighted average shares of common stock used in computing basic and diluted loss per share		121,991		121,161		120,010		111,288	101,667
Dividends declared per share of common stock	$	―	$	―	$	―	$	―	$0.75

Other Operating Data:
Total number of communities (at end of period)		647		647		559		565	548
Total units operated(1)
Period end		65,936		66,183		50,521		51,021	49,145
Weighted average		66,102		55,548		50,870		49,536	49,165
Owned/leased communities occupancy rate (weighted average)		88.0%		87.3%		87.1%		86.5%	87.6%
Senior Housing average monthly revenue per unit(2)		$4,271		$4,193		$4,053		$3,946	$3,823

	As of December 31,
	2012	2011	2010	2009	2008
(in thousands)
Cash and cash equivalents	$69,240	$30,836	$81,827	$66,370	$53,973
Total assets	$4,665,978	$4,466,061	$4,530,470	$4,649,879	$4,449,258
Total debt	$2,679,369	$2,463,625	$2,570,296	$2,625,526	$2,552,929
Total stockholders' equity	$1,002,717	$1,040,208	$1,059,997	$1,086,582	$960,601

(1)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(2)
Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with our "Selected Financial Data" and our consolidated  financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.   In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations.  Please see additional risks and uncertainties described in "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" for more information. Factors that could cause such differences include those described in "Risk Factors" which appears elsewhere in this Annual Report on Form 10-K.

Executive Overview

During 2012, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth.  Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) expansion, redevelopment and repositioning of existing communities; (iii) acquisition and consolidation of asset portfolios and other senior living companies; and (iv) continued expansion of our ancillary services programs (including therapy, home health and hospice services).

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2012 and 2011 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Total revenue	$2,770.1	$2,457.9	$312.2	12.7%
Net loss(1)	$(65.6)	$(68.2)	$(2.6)	(3.8)%
Adjusted EBITDA	$409.9	$402.7	$7.2	1.8%
Cash From Facility Operations	$239.0	$239.9	$(0.9)	(0.4)%
Facility Operating Income	$758.8	$757.8	$1.0	0.1%

(1) Net loss for 2012 and 2011 includes non-cash impairment charges of $27.7 million and $16.9 million, respectively.

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

During the year ended December 31, 2012, we experienced an increase in our total revenues, primarily due to the addition of leased and managed communities from the Horizon Bay and HCP transactions in the third quarter of 2011, along with increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  Total revenues for the year ended December 31, 2012 increased to $2.8 billion, an increase of $312.2 million, or 12.7%, over our total revenues for the year ended December 31, 2011.  Resident fees for the year ended December 31, 2012, increased $122.5 million, or 5.3% from the prior year, and management fees, net of costs incurred on behalf of managed communities, increased $17.2 million.  Total management fees increased $189.6 million, of which $172.4 million consisted of reimbursed costs incurred on behalf of managed communities.   The increase was primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions during the third quarter of 2011.  In connection with these transactions, we added to our portfolio 12 leased communities and 78 managed communities (after giving effect to our subsequent acquisition of one of the managed communities in the fourth quarter of 2011).

The increase in resident fees during the year ended December 31, 2012 was primarily a result of a 1.9% increase in the average monthly revenue per unit compared to the prior year, including growing revenues from our ancillary services programs, a 70 basis points increase in average occupancy and a 2.2% increase in consolidated units operated.  Our weighted average occupancy rate for the year ended December 31, 2012 and 2011 was 88.0% and 87.3%, respectively.  The increases in occupancy rates were a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  The cumulative negative financial impact of these changes increased our expense and decreased our revenue, Facility Operating Income, Adjusted EBITDA and Cash From Facility Operations for the year ended December 31, 2012.

During the year ended December 31, 2012, our Adjusted EBITDA and Facility Operating Income increased by 1.8% and 0.1%, respectively, and Cash From Facility Operations decreased by 0.4%, when compared to the prior year.

During the second quarter of 2012, we changed the composition of our operating segments from four reportable segments to six reportable segments (Retirement Centers, Assisted Living, CCRCs - Rental, CCRCs - Entry Fee, ISC and Management Services) (Note 22).  This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources.  All prior period disclosures below have been recast to present results on a comparable basis.

During the year ended December 31, 2012, we acquired the underlying real estate associated with 21 Retirement Center and Assisted Living communities that were previously leased for an aggregate purchase price of $283.4 million.  During the year, we also acquired four home health agencies and an existing skilled nursing facility for an aggregate purchase price of approximately $7.0 million.

During the year ended December 31, 2012, we continued to expand our ancillary services offerings.  As of December 31, 2012, we offered therapy services to approximately 51,000 of our units and home health services to over 46,000 of our units (approximately 38,000 and 32,000 of these units, respectively, are in our consolidated portfolio).   We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

Consolidated Results of Operations

Year Ended December 31, 2012 and 2011

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$503,902	$473,842	$30,060	6.3%
Assisted Living	1,013,337	964,585	48,752	5.1%
CCRCs - Rental	385,479	364,095	21,384	5.9%
CCRCs - Entry Fee	287,048	283,455	3,593	1.3%
ISC	224,517	205,780	18,737	9.1%
Total resident fees	2,414,283	2,291,757	122,526	5.3%
Management services(1)	355,802	166,161	189,641	114.1%
Total revenue	2,770,085	2,457,918	312,167	12.7%
Expense
Facility operating expense
Retirement Centers	298,317	275,403	22,914	8.3%
Assisted Living	652,153	624,657	27,496	4.4%
CCRCs - Rental	279,416	247,246	32,170	13.0%
CCRCs - Entry Fee	224,296	213,470	10,826	5.1%
ISC	176,737	147,795	28,942	19.6%
Total facility operating expense	1,630,919	1,508,571	122,348	8.1%
General and administrative expense	178,829	148,327	30,502	20.6%
Facility lease expense	284,025	274,858	9,167	3.3%
Depreciation and amortization	252,281	268,506	(16,225)	(6.0%)
Asset impairment	27,677	16,892	10,785	63.8%
Loss (gain) on acquisition	636	(1,982)	2,618	132.1%
Gain on facility lease termination	(11,584)	—	11,584	100.0%
Costs incurred on behalf of managed communities	325,016	152,566	172,450	113.0%
Total operating expense	2,687,799	2,367,738	320,061	13.5%
Income from operations	82,286	90,180	(7,894)	(8.8%)
Interest income	4,012	3,538	474	13.4%
Interest expense:
Debt	(128,338)	(124,873)	3,465	2.8%
Amortization of deferred financing costs and debt discount	(18,081)	(13,427)	4,654	34.7%
Change in fair value of derivatives and amortization	(364)	(3,878)	(3,514)	(90.6%)
Loss on extinguishment of debt, net	(221)	(18,863)	(18,642)	(98.8%)
Equity in (loss) earnings of unconsolidated ventures	(3,488)	1,432	4,920	343.6%
Other non-operating income	593	56	537	958.9%
Loss before income taxes	(63,601)	(65,835)	(2,234)	(3.4%)
Provision for income taxes	(2,044)	(2,340)	(296)	(12.6%)
Net loss	$(65,645)	$(68,175)	$(2,530)	(3.7%)
Selected Operating and Other Data:
Total number of communities (period end)	647	647	―	―
Total units operated(2)
Period end	65,936	66,183	(247)	(0.4%)
Weighted average	66,102	55,548	10,554	19.0%
Owned/leased communities units(2)
Period end	47,938	47,895	43	0.1%
Weighted average	47,947	46,912	1,035	2.2%
Owned/leased communities occupancy rate (weighted average)	88.0%	87.3%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,271	$4,193	$78	1.9%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	―	―
Total units(2)
Period end	14,433	14,468	(35)	(0.2%)
Weighted average	14,445	14,188	257	1.8%
Occupancy rate (weighted average)	89.1%	88.0%	1.1%	1.3%
Senior Housing average monthly revenue per unit(3)	$3,263	$3,163	$100	3.2%
Assisted Living
Number of communities (period end)	433	434	(1)	(0.2%)
Total units(2)
Period end	21,551	21,630	(79)	(0.4%)
Weighted average	21,625	21,323	302	1.4%
Occupancy rate (weighted average)	88.9%	88.2%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,390	$4,275	$115	2.7%
CCRCs - Rental
Number of communities (period end)	27	26	1	3.8%
Total units(2)
Period end	6,691	6,634	57	0.9%
Weighted average	6,667	6,253	414	6.6%
Occupancy rate (weighted average)	86.3%	86.5%	(0.2%)	(0.2%)
Senior Housing average monthly revenue per unit(3)	$5,588	$5,612	$(24)	(0.4%)
CCRCs - Entry Fee
Number of communities (period end)	14	14	―	―
Total units(2)
Period end	5,263	5,163	100	1.9%
Weighted average	5,210	5,148	62	1.2%
Occupancy rate (weighted average)	83.7%	82.7%	1.0%	1.2%
Senior Housing average monthly revenue per unit(3)	$4,978	$5,052	$(74)	(1.5%)
Other Entry Fee Data
Non-refundable entrance fees sales	$40,105	$38,378	$1,727	4.5%
Refundable entrance fees sales(4)	42,600	29,611	12,989	43.9%
Total entrance fee receipts	82,705	67,989	14,716	21.6%
Refunds	(27,356)	(25,754)	1,602	6.2%
Net entrance fees(5)	$55,349	$42,235	$13,114	31.1%
Management Services
Number of communities (period end)	97	97	―	―
Total units(2)
Period end	17,998	18,288	(290)	(1.6%)
Weighted average	18,155	8,636	9,519	110.2%
Occupancy rate (weighted average)	84.5%	84.5%	0.0%	―

ISC
Outpatient Therapy treatment codes	3,566,654	3,349,854	216,800	6.5%
Home Health average census	3,710	3,330	380	11.4%
__________

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the years ended December 31, 2012 and 2011 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $13.3 million and $9.0 million for the years ended December 31, 2012 and 2011.
(5)	Includes $3.6 million and $12.6 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the year ended December 31, 2012 and 2011, respectively.
As of December 31, 2012, our total operations included 647 communities with a capacity to serve 66,734 residents.

Resident Fees

Resident fees increased over the prior year primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 2.2% increase in consolidated units operated.  During the current year, revenues grew 2.4% at the 531 communities we operated during both periods with a 1.6% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.7% in these communities period over period.

Retirement Centers revenue increased $30.1 million, or 6.3%, primarily due to the inclusion of revenue from communities acquired during the prior year and increases in occupancy and average monthly revenue per unit at the communities we operated during both years.

Assisted Living revenue increased $48.8 million, or 5.1%, primarily due to the inclusion of revenue from communities acquired during the prior year and increases in occupancy and average monthly revenue per unit at the communities we operated during both years.

CCRCs - Rental revenue increased $21.4 million, or 5.9%, primarily due to the inclusion of revenue from communities acquired during the prior year. The increase was partially offset by decreases in the average monthly revenue per unit and occupancy at the communities we operated during both years. Revenue for the CCRCs – Rental segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

CCRCs - Entry Fee revenue increased $3.6 million, or 1.3%, primarily due to an increase in occupancy at the communities we operated during both periods. The increase was partially offset by a decrease in the average monthly revenue per unit at the communities we operated during both years. Revenue for the CCRCs – Entry Fee segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

ISC revenue increased $18.7 million, or 9.1%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year end.  The increase was partially offset by a reduction in Medicare reimbursement rates.

Management Services

Total management services revenue increased $189.6 million, or 114.1%, over the prior year.  Approximately $172.4 million of this increase is attributable to the increase in revenue from reimbursed costs incurred on behalf of managed communities and is primarily due to the management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions that occurred during third quarter of 2011.

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to an increase in salaries and wages, additional current year expense incurred in connection with the continued expansion of our ancillary services programs during 2011 and 2012, increased payroll taxes and workers compensation expense, as well as the inclusion of expenses from communities acquired during the current year.  These increases were partially offset by decreases in utilities expense as a result of milder weather in the current year period and bad debt expense.

Retirement Centers operating expenses increased $22.9 million, or 8.3%, primarily due to the inclusion of expenses from communities acquired during the prior year, as well as increases in salaries and wages due to wage rate increases and an increase in hours worked year over year. These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year.

Assisted Living operating expenses increased $27.5 million, or 4.4%, primarily due to the inclusion of expenses from communities acquired during the prior year, as well as an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year. These increases were partially offset by a decrease in utilities expense as a result of milder weather in the current year.

CCRCs - Rental operating expenses increased $32.2 million, or 13.0%, primarily due to the inclusion of expenses from communities acquired during the prior year, an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year, and an increase in skilled therapy services expense due to an adverse change in the allowable method for delivering therapy services to skilled nursing patients.

CCRCs - Entry Fee operating expenses increased $10.8 million, or 5.1%, primarily due to an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year, as well as an increase in skilled therapy services expense due to an adverse change in the allowable method for delivering therapy services to skilled nursing patients. These increases were partially offset by a decrease in bad debt expense.

ISC operating expenses increased $28.9 million, or 19.6%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and an increase in therapy direct labor expenses.

General and Administrative Expense

General and administrative expense increased $30.5 million, or 20.6%, primarily as the result of an increase in the number of employees in connection with the Horizon Bay and HCP transactions that occurred during the third quarter of 2011, an increase in integration, transaction-related  and electronic medical records ("EMR") roll-out costs, and an increase in non-cash stock-based compensation expense. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.3% and 4.4% for the years ended December 31, 2012 and 2011, respectively, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011

Resident fee revenues	$2,414,283	79.5%	$2,291,757	88.3%
Resident fee revenues under management	623,613	20.5%	304,717	11.7%
Total	$3,037,896	100.0%	$2,596,474	100.0%

General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$129,844	4.3%	$114,083	4.4%
Non-cash stock-based compensation expense	25,520	0.8%	19,856	0.8%
Integration, transaction-related and EMR roll-out costs	23,465	0.8%	14,388	0.6%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$178,829	5.9%	$148,327	5.7%

Facility Lease Expense

Facility lease expense increased $9.2 million, or 3.3%, primarily as a result of the acquisition of 12 leased communities in connection with the Horizon Bay and HCP transactions that occurred in the third quarter of 2011, as well as increases due to normal rent escalators. These increases were partially offset by decreased lease expense as a result of the purchase of twelve previously leased communities in the current year period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $16.2 million, or 6.0%, primarily as a result of the management contract and therapy services intangibles related to a 2006 acquisition reaching full amortization during 2011.

Asset Impairment

During 2012, we recognized $27.7 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Retirement Centers and Assisted Living segments primarily due to lower than expected performance of the underlying business and the amount by which the carrying values of the assets exceed the estimated fair value or estimated selling prices.  During 2011, we recognized $16.9 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living and Retirement Center segments.  We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Loss (Gain) on Acquisition

During 2011, we recognized $2.0 million as a gain on acquisition related to the acquisition of Horizon Bay.  The loss on acquisition recognized during the year ended December 31, 2012 relates to the reduction of the prior-year gain for adjustments to pre-acquisition self-insurance reserves.  See Note 4 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further detail.

Gain on Facility Lease Termination

During 2012, we recognized an $11.6 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with twelve previously-leased communities that were acquired during the current year.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $172.4 million, or 113.0%, primarily due to a full year of results related to management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions in September 2011.  We added 78 new managed communities in connection with these transactions.

Interest Income

Interest income increased $0.5 million, or 13.4%, primarily due to realized gains from the liquidation of the marketable securities – restricted in the current year.

Interest Expense

Interest expense increased $4.6 million, or 3.2%, primarily due to increased interest expense from the amortization of our debt discount on our convertible notes issued during 2011 and increased interest expense on our line of credit, which had a higher average outstanding balance drawn year over year. These increases were partially offset by a decrease in interest expense recorded from the change in fair value of interest rate swaps due to fewer instruments in place during the current year.

Loss on Extinguishment of Debt, net

During 2011, we recognized an $18.9 million as a loss on extinguishment of debt, related to costs incurred in connection with the early repayment of first and second mortgage notes.

Income Taxes

The increase in the effective tax rate to (3.2)% in 2012 from (3.6)% in 2011 is primarily due to a decrease in our loss before income taxes in 2012.  We recorded a valuation allowance against deferred tax benefits generated during the current year.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$473,842	$463,260	$10,582	2.3%
Assisted Living	964,585	945,469	19,116	2.0%
CCRCs – Rental	364,095	339,920	24,175	7.1%
CCRCs – Entry Fee	283,455	269,056	14,399	5.4%
ISC	205,780	189,968	15,812	8.3%
Total resident fees	2,291,757	2,207,673	84,084	3.8%
Management services(1)	166,161	72,862	93,299	128.0%
Total revenue	2,457,918	2,280,535	177,383	7.8%
Expense
Facility operating expense
Retirement Centers	275,403	266,613	8,790	3.3%
Assisted Living	624,657	614,249	10,408	1.7%
CCRCs - Rental	247,246	230,991	16,255	7.0%
CCRCs - Entry Fee	213,470	202,971	10,499	5.2%
ISC	147,795	123,106	24,689	20.1%
Total facility operating expense	1,508,571	1,437,930	70,641	4.9%
General and administrative expense	148,327	131,709	16,618	12.6%
Facility lease expense	274,858	270,905	3,953	1.5%
Depreciation and amortization	268,506	292,341	(23,835)	(8.2%)
Gain on sale of communities, net	—	(3,298)	3,298	100.0%
Asset impairment	16,892	13,075	3,817	29.2%
Gain on acquisition	(1,982)	―	1,982	100.0%
Facility lease termination expense	—	4,608	(4,608)	(100.0%)

Costs incurred on behalf of managed communities	152,566	67,271	85,295	126.8%
Total operating expense	2,367,738	2,214,541	153,197	6.9%
Income from operations	90,180	65,994	24,186	36.6%
Interest income	3,538	2,238	1,300	58.1%
Interest expense:
Debt	(124,873)	(132,641)	(7,768)	(5.9%)
Amortization of deferred financing costs and debt discount	(13,427)	(8,963)	4,464	49.8%
Change in fair value of derivatives and amortization	(3,878)	(4,118)	(240)	(5.8%)
Loss on extinguishment of debt, net	(18,863)	(1,557)	17,306	NM
Equity in earnings of unconsolidated ventures	1,432	168	1,264	752.4%
Other non-operating income (expense)	56	(1,454)	1,510	103.9%
Loss before income taxes	(65,835)	(80,333)	(14,498)	(18.0%)
(Provision) benefit for income taxes	(2,340)	31,432	(33,772)	(107.4%)
Net loss	$(68,175)	$(48,901)	$19,274	39.4%
Selected Operating and Other Data:
Total number of communities (period end)	647	559	88	15.7%
Total units operated(2)
Period end	66,183	50,521	15,662	31.0%
Weighted average	55,548	50,870	4,678	9.2%
Owned/leased communities units(2)
Period end	47,895	46,735	1,160	2.5%
Weighted average	46,912	47,083	(171)	(0.4%)
Owned/leased communities occupancy rate (weighted average)	87.3%	87.1%	0.2%	0.2%
Senior Housing average monthly revenue per unit(3)	$4,193	$4,053	$140	3.5%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	75	1	1.3%
Total units(2)
Period end	14,468	14,104	364	2.6%
Weighted average	14,188	14,277	(89)	(0.6%)
Occupancy rate (weighted average)	88.0%	87.3%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$3,163	$3,096	$67	2.2%
Assisted Living
Number of communities (period end)	434	429	5	1.2%
Total units(2)
Period end	21,630	21,277	353	1.7%
Weighted average	21,323	21,445	(122)	(0.6%)
Occupancy rate (weighted average)	88.2%	88.2%	―	―
Senior Housing average monthly revenue per unit(3)	$4,275	$4,163	$112	2.7%
CCRCs - Rental
Number of communities (period end)	26	22	4	18.2%
Total units(2)
Period end	6,634	6,212	422	6.8%
Weighted average	6,253	6,215	38	0.6%
Occupancy rate (weighted average)	86.5%	86.2%	0.3%	0.3%
Senior Housing average monthly revenue per unit(3)	$5,612	$5,276	$336	6.4%
CCRCs - Entry Fee
Number of communities (period end)	14	14	―	―
Total units(2)

Period end	5,163	5,142	21	0.4%
Weighted average	5,148	5,146	2	―
Occupancy rate (weighted average)	82.7%	82.3%	0.4%	0.5%
Senior Housing average monthly revenue per unit(3)	$5,052	$4,830	$222	4.6%
Other Entry Fee Data
Non-refundable entrance fees sales	$38,378	$37,486	$892	2.4%
Refundable entrance fees sales(4)	29,611	36,420	(6,809)	(18.7%)
Total entrance fee receipts	67,989	73,906	(5,917)	(8.0%)
Refunds	(25,754)	(21,060)	4,694	22.3%
Net entrance fees(5)	$42,235	$52,846	$(10,611)	(20.1%)

Management Services
Number of communities (period end)	97	19	78	410.5%
Total units(2)
Period end	18,288	3,786	14,502	383.0%
Weighted average	8,636	3,787	4,849	128.0%
Occupancy rate (weighted average)	84.5%	83.8%	0.7%	0.8%

ISC
Outpatient Therapy treatment codes	3,349,854	3,255,850	94,004	2.9%
Home Health average census	3,330	2,420	910	37.6%

__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the years ended December 31, 2011 and 2010 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $9.0 million and $10.6 million for the years ended December 31, 2011 and 2010.
(5)	Includes $12.6 million and $18.5 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the year ended December 31, 2011 and 2010, respectively.
As of December 31, 2011, our total operations included 647 communities with a capacity to serve 67,107 residents.

Resident Fees

Resident fees increased over the prior-year principally due to an increase in average monthly revenue per unit during the current year, including an increase in our ancillary services revenue as we continued to roll out therapy and home health services to many of our communities, as well as the inclusion of revenue from recent acquisitions.  During the current year, revenues grew 3.1% at the 531 consolidated communities we operated during both periods with a 3.3% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.2% in these communities year over year.

Retirement Centers revenue increased $10.6 million, or 2.3%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both years, as well as the inclusion of revenue from three communities acquired in the current year.  The increase in revenue was partially offset by the sale of two communities during the current year.

Assisted Living revenue increased $19.1 million, or 2.0%, primarily due to an increase in the average monthly revenue per unit and the inclusion of revenue from seven communities acquired in the current year.  This increase was partially offset by a decrease in occupancy at the communities we operated during both years and the impact of the disposition of two communities during the current year.

CCRCs - Rental revenue increased $24.2 million, or 7.1%, primarily due to an increase in the average monthly revenue per unit and occupancy at the communities we operated during both years, as well as the inclusion of revenue from four communities acquired in the current year.

CCRCs - Entry Fee revenue increased $14.4 million, or 5.4%, primarily due to an increase in the average monthly revenue per unit and additional revenue from a community opened late in the third quarter of 2009.

ISC revenue increased $15.8 million, or 8.3%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a reduction in Medicare reimbursement rates.

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

Retirement Centers operating expenses increased $8.8 million, or 3.3%, primarily due to increases in salaries and wages due to wage rate increases and an increase in hours worked year over year, the inclusion of expenses from communities acquired in the current year, and increases in food expenses.  These increases were partially offset by a decrease in lighting retrofit costs and decreases in real estate taxes related to changes in estimates.

Assisted Living operating expenses increased $10.4 million, or 1.7%, primarily due to increases in salaries and wages due to wage rate increases and an increase in hours worked year over year, as well as increases in payroll taxes and workers compensation.  These increases were partially offset by decreases in real estate tax expense.

CCRCs - Rental operating expenses increased $16.3 million, or 7.0%, primarily due to the inclusion of expenses from communities acquired in the current year, an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year, and an increase in skilled therapy services expense.  These increases were partially offset by decreases in bad debt expense and lighting retrofit costs.

CCRCs - Entry Fee operating expenses increased $10.5 million, or 5.2%, primarily due to an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year, additional expenses from a community opened late in the third quarter of 2009, and an increase in skilled therapy expenses.  These increases were partially offset by reduced deferred community fee expense recognition during the year.

ISC operating expenses increased $24.7 million, or 20.1%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, an increase in home health management salaries, and increases in therapy and home health direct labor.

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

	Year Ended December 31,
	2011		2010

Resident fee revenues	$2,291,757	88.3%	$2,207,673	94.1%
Resident fee revenues under management	304,717	11.7%	139,478	5.9%
Total	$2,596,474	100%	$2,347,151	100%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration and transaction-related costs)	$114,083	4.4%	$110,950	4.7%
Non-cash stock-based compensation expense	19,856	0.8%	20,759	0.9%
Integration and transaction-related costs	14,388	0.5%	―	0.0%
General and administrative expenses (including non-cash stock-based compensation expense and integration and transaction-related costs)	$148,327	5.7%	$131,709	5.6%

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

Revenue Recognition and Assumptions at Entrance Fee Communities

Our entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the non-refundable portion of the residents' entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple, adjusted annually.  In addition, certain entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit contingent upon resale.  We estimate the portion of such entrance fees that will be repaid to the resident from other contingently refundable entrance fees received or non-refundable entrance fees received and record that portion as deferred revenue with the remainder classified as refundable entrance fees.  The portion recorded as deferred revenue is amortized over the life of the entrance fee building.  We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, our current policies provide for deductibles for each and every claim.

As a result, we are effectively self-insured for claims that are less than the deductible amounts.  In addition, we maintain a large-deductible workers compensation program and a self-insured employee medical program. We have secured our obligations related to general liability, professional liability and workers compensation programs with cash aggregating $16.1 million and letters of credit aggregating $40.7 million as of December 31, 2012.  We operate a wholly-owned captive insurance company, Senior Services Insurance Limited ("SSIL") for the purpose of insuring certain portions of the risk retention under our general liability and professional liability insurance program, but SSIL's coverage is currently limited to claims made prior to 2010.  Third-party insurers are responsible for claim costs above program deductibles and retentions.

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

Outstanding losses and expenses for general liability and professional liability and workers compensation are estimated based on the recommendations of independent actuaries and management's estimates.  Outstanding losses and expenses for our self-insured medical program are estimated based on the recommendation of our third party administrator.

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

Income Taxes

We account for income taxes under the provisions of ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2012 and 2011, we have a valuation allowance against deferred tax assets of approximately $65.3 million and $40.8 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income.  This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

We have elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2012, we operated 329 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Communities under operating leases are accounted for in our consolidated statements of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheets and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

Allowance for Doubtful Accounts and Contractual Adjustments

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $15.3 million and $17.0 million as of December 31, 2012 and 2011, respectively.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 80.1% and 79.5% of our resident fee revenues for the years ended December 31, 2012 and 2011, respectively, were derived from private pay customers and 19.9% and 20.5% of our resident fee revenues for the years ended December 31, 2012 and 2011, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets, Goodwill and Purchase Accounting

As of December 31, 2012 and 2011, our long-lived assets were comprised primarily of $3.9 billion and $3.7 billion, respectively, of net property, plant and equipment and leasehold intangibles. In accounting for our long-lived assets, other than goodwill, we apply the provisions of ASC 360 Property, Plant and Equipment.  In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders' interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with our acquisition of ARC and our formation transactions was allocated to the respective reporting unit and included in our application of the provisions of ASC 350 Intangibles – Goodwill and Other ("ASC 350").  We account for goodwill under the provisions of ASC 350.  As of December 31, 2012 and 2011, we had $109.6 million of goodwill.

We test long-lived assets other than goodwill and indefinite-lived intangible assets for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset (group) is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset (group). If this comparison indicates that the carrying value of an asset (group) is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset (group) exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life.  During the years ended December 31, 2012 and 2011, we evaluated long-lived depreciable assets and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities.  Estimated fair values were determined and non-cash asset impairment charges of $27.7 million and $16.9 million were taken for the years ended December 31, 2012 and 2011, respectively.  These impairment charges are primarily due to lower than expected performance of the underlying communities and the amount by which the carrying values of the assets exceed the estimated fair value or estimated selling prices.

Goodwill is not amortized, but is subject to annual or more frequent impairment testing.  We test goodwill for impairment annually during our fourth quarter, or whenever indicators exist that our goodwill may not be recoverable.  The recoverability of goodwill is required to be assessed using a two-step process. The first step requires a comparison of the estimated fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, the second step requires a comparison of the implied fair value of goodwill (based on a putative purchase price allocation methodology) with its carrying value. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

In 2012, we adopted the guidance within Accounting Standards Update  2011-08, Intangibles — Goodwill and Other ("ASU 2011-08"), which allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  In 2012, we assessed qualitative factors and determined that it was not necessary to perform the two-step quantitative goodwill impairment test.

Indefinite-lived intangible assets are tested for impairment annually during our fourth quarter or more frequently as required.  The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value.  If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.

In estimating the fair value of long-lived assets (groups) and reporting units for purposes of our goodwill impairment test, we generally use the income approach.  The income approach utilizes future cash flow projections that are developed internally.  Any estimates of future cash flow projections necessarily involve predicting an unknown future and require significant management judgments and estimates.   In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors.  Future events may indicate differences from management's current judgments and estimates, which could, in turn, result in future impairments.  Future events that may result in impairment charges include increases in interest rates, which could impact discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities.

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

Litigation

Litigation is inherently uncertain and the outcome of individual litigation matters is not predictable with assurance.  As described in Note 21 to the consolidated financial statements, we are involved in various legal actions and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries.  We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we may not be able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

New Accounting Pronouncements

The information required by this Item is provided in Note 2 of the notes to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data".

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Cash provided by operating activities	$290,969	$268,427
Cash used in investing activities	(455,334)	(203,899)
Cash provided by (used in) financing activities	202,769	(115,519)
Net increase (decrease) in cash and cash equivalents	38,404	(50,991)
Cash and cash equivalents at beginning of year	30,836	81,827
Cash and cash equivalents at end of year	$69,240	$30,836

The increase in cash provided by operating activities was attributable primarily to increased cash provided by changes in working capital and, to a lesser extent, improved operating results.

The increase in cash used in investing activities was primarily attributable to an increase in cash paid for acquisitions and spending on property, plant, equipment, and leasehold intangibles. The increase was partially offset by the sale of restricted marketable securities. Additionally, the prior year includes cash received from restricted cash and escrow deposits related to the release of escrows on a recently opened entrance fee CCRC and from the sale of assets.

The change in cash related to financing activities year over year was primarily attributable to an increase in the proceeds from debt related to the financing of current year acquisitions and a decrease in repayments of debt, as the prior year included both the repayment of debt on a recently opened entrance fee CCRC when entrance fees originally escrowed were released in accordance with state regulations, as well as repayments of debt from proceeds received in connection with the convertible debt offering in June 2011.  Additionally, there was an increase in the cash portion of the loss on extinguishment of debt and we repurchased 1,217,100 shares of our common stock at an aggregate cost of $17.6 million in the prior year.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, redevelopment and repositioning of our current communities and the development of new communities;
•	other corporate initiatives (including information systems and branding);
•	acquisition consideration and transaction costs; and
•	purchases of common stock under our share repurchase authorization.

We are highly leveraged and have significant debt and lease obligations.  As of December 31, 2012, we have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At December 31, 2012, we had $2.3 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.52% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At December 31, 2012, we had $319.7 million of capital and financing lease obligations, $80.0 million was drawn on our revolving credit facility, and $78.1 million of letters of credit had been issued under our letter of credit facilities.  Approximately $509.5 million of our debt and capital lease obligations are due on or before December 31, 2013.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending December 31, 2013, we will be required to make approximately $277.7 million of payments in connection with our existing operating leases.

We had $69.2 million of cash and cash equivalents at December 31, 2012, excluding cash and escrow deposits-restricted and lease security deposits of $144.4 million in the aggregate.  As of that date, we also had $191.4 million of availability on our revolving credit facility (of which $80.0 million had been drawn as of December 31, 2012).

At December 31, 2012, we had $812.5 million of negative working capital, which includes the classification of $465.6 million of mortgage notes payable and $260.9 million of refundable entrance fees as current liabilities.  Although the mortgage notes payable are scheduled to mature on or prior to December 31, 2013, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $205.5 million of certain mortgages payable included in such debt until 2018 or later, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for terms of five to seven years from the existing maturity dates. We presently anticipate that we will either satisfy the conditions precedent for extending these obligations and will exercise the extension options or we will refinance or repay the $465.6 million of mortgage notes payable at or prior to maturity.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of the refundable entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $55.3 million of cash for the year ended December 31, 2012.

For the year ending December 31, 2013, we anticipate that we will make investments of approximately $150.0 million to $165.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $110.0 million to $120.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the year ended December 31, 2012, we spent approximately $38.3 million for net recurring capital expenditures and approximately $110.5 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $75.0 million to $85.0 million over the next 12 months in connection with recently initiated or currently planned projects.  For the year ended December 31, 2012, we spent approximately $42.8 million in connection with our Program Max initiative.

During 2013, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursement and amounts drawn on our credit facility.

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

We currently estimate that our existing cash flows from operations, together with existing working capital, amounts available under our credit facility and, to a lesser extent, proceeds from anticipated financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate.

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

As of December 31, 2012, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin, as described below. For purposes of determining the interest rate, in no event will LIBOR be less than 2%. The applicable margin varies with the percentage of total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50% and a 5.5% margin at greater than 50% utilization. We are also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

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

As of December 31, 2012, we had an available secured line of credit with a $230.0 million commitment and $191.4 million of availability (of which $80.0 million had been drawn as of that date).  We also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of December 31, 2012.  Letters of credit totaling $78.1 million had been issued under these facilities as of that date.

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

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2012.

		Payments Due by Twelve Months Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(dollars in thousands)
Contractual Obligations:
Long-term debt obligations(1)	$2,883,406	$579,272	$251,953	$126,911	$194,803	$396,680	$1,333,787
Capital lease obligations(1)	483,150	55,828	55,065	53,401	46,957	60,494	211,405
Operating lease obligations(2)	1,978,916	277,684	268,164	259,624	256,463	232,445	684,536
Refundable entrance fee obligations(3)	260,895	28,745	28,745	28,745	28,745	28,745	117,170
Total contractual obligations	$5,606,367	$941,529	$603,927	$468,681	$526,968	$718,364	$2,346,898

Total commercial construction commitments	$41,480	$41,480	$—	$—	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2012 rate after giving effect to in-place interest rate swaps.
(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2012 rate.
(3)	Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $78.1 million as of December 31, 2012.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of December 31, 2012, we have three principal corporate-level debt obligations: our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

As of December 31, 2012 and 2011, our outstanding property-level secured debt and capital leases were $2.3 billion and $2.2 billion, respectively. In accordance with applicable accounting pronouncements, as of December 31, 2012, the current portion of long-term debt within our consolidated financial statements reflects approximately $465.6 million and $30.1 million of our mortgage notes payable and capital lease obligations, respectively, due within the next 12 months. Although the mortgage notes payable are scheduled to mature on or prior to December 31, 2013, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $205.5 million of certain mortgages payable included in such debt until 2018 or later, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for terms of five to seven years from the existing maturity dates. We presently anticipate that we will either satisfy the conditions precedent for extending these obligations and will exercise the extension options or we will refinance or repay the $465.6 million of mortgage notes payable at or prior to maturity.

During 2012, we incurred $394.9 million of property-level debt primarily related to the financing of acquisitions, the expansion of certain communities, the refinancing of existing debt and the releveraging of certain assets.  Approximately $303.8 million of the new debt was issued at a variable interest rate and the remaining $91.1 million was issued at a fixed interest rate.  Refer to the notes to the consolidated financial statements for a detailed discussion of the new debt and related terms.

We have secured self-insured retention risk under workers' compensation and general liability and professional liability programs with cash and letters of credit.  Cash securing the programs aggregated $16.1 million and $17.3 million as of December 31, 2012 and 2011, respectively.  Letters of credit securing the programs aggregated $40.7 million as of December 31, 2012 and 2011.

As of December 31, 2012, we are in compliance with the financial covenants of our outstanding debt agreements.

Long-Term Leases

As of December 31, 2012, we have 329 communities operated under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

One portfolio lease has a floating-rate debt component built into the lease payments.  The lease includes $74.0 million of variable rate mortgages and/or tax exempt debt that is credit enhanced.

For the year ended December 31, 2012, our minimum annual cash lease payments for our capital/financing leases and operating leases were $56.6 million and $280.0 million, respectively.

As of December 31, 2012, we are in compliance with the financial covenants of our capital and operating leases.

Hedging

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  As of December 31, 2012, we have $589.6 million in aggregate notional amount of interest rate caps, $27.4 million in aggregate notional amount of swaps and $236.5 million of variable rate debt, excluding our secured line of credit and capital lease obligations, that is not subject to any cap or swap agreements.

All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value.

The following table summarizes the Company's swap instruments at December 31, 2012 (dollars in thousands):

Current notional balance	$27,373
Highest possible notional	$27,373
Lowest interest rate	5.49%
Highest interest rate	5.49%
Average fixed rate	5.49%
Earliest maturity date	2016
Latest maturity date	2016
Weighted average original maturity	5.0 years
Estimated liability fair value (included in other liabilities at December 31, 2012)	$(1,833)
Estimated liability fair value (included in other liabilities at December 31, 2011)	$(2,809)

The following table summarizes the Company's cap instruments at December 31, 2012 (dollars in thousands):

Current notional balance	$589,568
Highest possible notional	$589,568
Lowest interest cap rate	5.00%
Highest interest cap rate	6.06%
Average fixed cap rate	5.43%
Earliest maturity date	2013
Latest maturity date	2018
Weighted average original maturity	3.5 years
Estimated asset fair value (included in other assets at December 31, 2012)	$495
Estimated asset fair value (included in other assets at December 31, 2011)	$—

Impacts of Inflation

Resident fees from the communities we own or lease and management fees from communities we manage for third parties are our primary sources of revenue. These revenues are affected by the amount of monthly resident fee rates and community occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our communities operate. Substantially all of our retirement center, assisted living, and CCRC residency agreements allow for adjustments in the monthly fee payable not less frequently than every 12 or 13 months which enables us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the communities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse effect of inflation. In addition, employee compensation expense is a principal element of facility operating costs and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

At December 31, 2012, approximately $841.5 million of our indebtedness, excluding our line of credit, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate swaps and interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our line of credit.

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

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the year ended December 31, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of Adjusted EBITDA were $3.6 million.

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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Years Ended December 31(1),
	2012	2011	2010
Net loss	$(65,645)	$(68,175)	$(48,901)
Provision (benefit) for income taxes	2,044	2,340	(31,432)
Other non-operating (income) expense	(593)	(56)	1,454
Equity in loss (earnings) of unconsolidated ventures	3,488	(1,432)	(168)
Loss on extinguishment of debt, net	221	18,863	1,557
Interest expense:
Debt	98,183	93,229	102,245
Capitalized lease obligation	30,155	31,644	30,396
Amortization of deferred financing costs and debt discount	18,081	13,427	8,963
Change in fair value of derivatives and amortization	364	3,878	4,118
Interest income	(4,012)	(3,538)	(2,238)
Income from operations	82,286	90,180	65,994
(Gain) loss on facility lease termination	(11,584)	—	4,608
Loss on sale of communities, net	—	—	(3,298)
Loss (gain) on acquisition	636	(1,982)	—
Depreciation and amortization	252,281	268,506	292,341
Asset impairment	27,677	16,892	13,075
Straight-line lease expense	6,668	8,608	10,521
Amortization of deferred gain	(4,372)	(4,373)	(4,343)
Amortization of entrance fees	(26,709)	(25,401)	(24,397)
Non-cash stock-based compensation expense	25,520	19,856	20,759
Change in future service obligation	2,188	—	(1,064)
Entrance fee receipts(2)	82,705	67,989	73,906
First generation entrance fees received(3)	—	(12,617)	(18,548)
Entrance fee disbursements(4)	(27,356)	(24,993)	(21,060)
Adjusted EBITDA	$409,940	$402,665	$408,494

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $23.5 million and $14.4 million for the years ended December 31, 2012 and 2011, respectively. There were no such costs in 2010.
(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.
(4)	Entrance fee refunds disbursed excludes $0.8 million of first generation entrance fee refunds not replaced by second generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization for the year ended December 31, 2011.

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

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the year ended December 31, 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of CFFO were $3.6 million.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31(1),
	2012	2011	2010
Net cash provided by operating activities	$290,969	$268,427	$228,244
Changes in operating assets and liabilities	(20,698)	20,914	46,674
Refundable entrance fees received (2)(3)	42,600	29,611	36,420
First generation entrance fees received(4)	—	(12,617)	(18,548)
Entrance fee refunds disbursed(5)	(27,356)	(24,993)	(21,060)
Recurring capital expenditures, net	(38,306)	(33,661)	(27,969)
Lease financing debt amortization with fair market value or no purchase options	(12,120)	(10,465)	(8,972)
Loss on facility lease termination	—	—	4,608
Distributions from unconsolidated ventures from cumulative share of net earnings	(1,507)	(582)	(775)
CFFO from unconsolidated ventures	5,376	3,289	2,050
Cash From Facility Operations	$238,958	$239,923	$240,672

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $23.5 million and $14.4 million for the years ended December 31, 2012 and 2011, respectively. There were no such costs in 2010.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the years ended December 31, 2012, 2011 and 2010 were $0.2 million, $3.3 million and $1.7 million, respectively.

(3)	Total entrance fee receipts for the year ended December 31, 2012, 2011 and 2010 were $82.7 million, $68.0 million, and $73.9 million, respectively, including $40.1 million, $38.4 million and $37.5 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.
(4)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.
(5)	Entrance fee refunds disbursed excludes $0.8 million of first generation entrance fee refunds not replaced by second generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization for the year ended December 31, 2011.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Net loss	$(65,645)	$(68,175)	$(48,901)
Provision (benefit) for income taxes	2,044	2,340	(31,432)
Other non-operating (income) expense	(593)	(56)	1,454
Equity in loss (earnings) of unconsolidated ventures	3,488	(1,432)	(168)
Loss on extinguishment of debt, net	221	18,863	1,557
Interest expense:
Debt	98,183	93,229	102,245
Capitalized lease obligation	30,155	31,644	30,396
Amortization of deferred financing costs and debt discount	18,081	13,427	8,963
Change in fair value of derivatives and amortization	364	3,878	4,118
Interest income	(4,012)	(3,538)	(2,238)
Income from operations	82,286	90,180	65,994
(Gain) loss on facility lease termination	(11,584)	—	4,608
Loss on sale of communities, net	—	—	(3,298)
Depreciation and amortization	252,281	268,506	292,341
Asset impairment	27,677	16,892	13,075
Loss (gain) on acquisition	636	(1,982)	—
Facility lease expense	284,025	274,858	270,905
General and administrative (including non-cash stock-based compensation expense)	178,829	148,327	131,709
Change in future service obligation	2,188	—	(1,064)
Amortization of entrance fees	(26,709)	(25,401)	(24,397)
Management fees	(30,786)	(13,595)	(5,591)
Facility Operating Income	$758,843	$757,785	$744,282

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2012, we had approximately $1.4 billion of long-term fixed rate debt, $0.8 billion of long-term variable rate debt, excluding our line of credit, and $319.7 million of capital and financing lease obligations. As of December 31, 2012, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.52% (calculated using an imputed interest rate of 7.50% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of December 31, 2012, $1.5 billion, or 64.3%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of December 31, 2012, $577.6 million, or 25.3%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $236.5 million, or 10.4%, of our debt is variable rate debt, not subject to any cap or swap agreements.   A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $8.0 million, $40.7 million and $54.4 million, respectively.

Item 8.                Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
19 February 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
19 February 2013

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$69,240	$30,836
Cash and escrow deposits – restricted	43,096	45,903
Accounts receivable, net	100,401	98,697
Deferred tax asset	13,377	11,776
Prepaid expenses and other current assets, net	82,924	93,663
Total current assets	309,038	280,875
Property, plant and equipment and leasehold intangibles, net	3,879,977	3,694,064
Cash and escrow deposits – restricted	62,767	52,980
Marketable securities — restricted	—	31,721
Investment in unconsolidated ventures	31,386	32,798
Goodwill	109,553	109,553
Other intangible assets, net	159,942	154,136
Other assets, net	113,315	109,934
Total assets	$4,665,978	$4,466,061
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$509,543	$47,654
Trade accounts payable	43,184	54,134
Accrued expenses	200,895	183,634
Refundable entrance fees and deferred revenue	361,360	327,808
Tenant security deposits	6,521	7,720
Total current liabilities	1,121,503	620,950
Long-term debt, less current portion	2,089,826	2,350,971
Line of credit	80,000	65,000
Deferred entrance fee revenue	79,010	72,485
Deferred liabilities	150,788	161,185
Deferred tax liability	99,851	112,736
Other liabilities	42,283	42,526
Total liabilities	3,663,261	3,425,853

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at December 31, 2012 and 2011; 129,117,946 and 127,782,538 shares issued and 126,689,545 and 125,354,137 shares outstanding (including 3,951,950 and 4,221,598 unvested restricted shares), respectively	1,267	1,254
Additional paid-in-capital	1,997,946	1,970,820
Treasury stock, at cost; 2,428,401 shares at December 31, 2012 and 2011	(46,800)	(46,800)
Accumulated deficit	(949,696)	(884,051)
Accumulated other comprehensive loss	—	(1,015)
Total stockholders' equity	1,002,717	1,040,208
Total liabilities and stockholders' equity	$4,665,978	$4,466,061

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenue
Resident fees	$2,414,283	$2,291,757	$2,207,673
Management fees	30,786	13,595	5,591
Reimbursed costs incurred on behalf of managed communities	325,016	152,566	67,271
Total revenue	2,770,085	2,457,918	2,280,535
Expense
Facility operating expense (excluding depreciation and amortization of $229,072, $230,414 and $242,050, respectively)	1,630,919	1,508,571	1,437,930
General and administrative expense (including non-cash stock-based compensation expense of $25,520, $19,856 and $20,759 , respectively)	178,829	148,327	131,709
Facility lease expense	284,025	274,858	270,905
Depreciation and amortization	252,281	268,506	292,341
Gain on sale of communities, net	—	—	(3,298)
Asset impairment	27,677	16,892	13,075
Loss (gain) on acquisition	636	(1,982)	—
Costs incurred on behalf of managed communities	325,016	152,566	67,271
(Gain) loss on facility lease termination	(11,584)	—	4,608
Total operating expense	2,687,799	2,367,738	2,214,541
Income from operations	82,286	90,180	65,994

Interest income	4,012	3,538	2,238
Interest expense:
Debt	(128,338)	(124,873)	(132,641)
Amortization of deferred financing costs and debt discount	(18,081)	(13,427)	(8,963)
Change in fair value of derivatives and amortization	(364)	(3,878)	(4,118)
Loss on extinguishment of debt, net	(221)	(18,863)	(1,557)
Equity in (loss) earnings of unconsolidated ventures	(3,488)	1,432	168
Other non-operating income (expense)	593	56	(1,454)
Loss before income taxes	(63,601)	(65,835)	(80,333)
(Provision) benefit for income taxes	(2,044)	(2,340)	31,432
Net loss	$(65,645)	$(68,175)	$(48,901)
Basic and diluted net loss per share	$(0.54)	$(0.56)	$(0.41)
Weighted average shares used in computing basic and diluted net loss per share	121,991	121,161	120,010

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010

Net loss	$(65,645)	$(68,175)	$(48,901)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities - restricted	1,846	(998)	—
Reclassification of realized gain on marketable securities – restricted into earnings	(848)	—	—
Reclassification of net (gains) loss on derivatives into earnings	(79)	134	505
Amortization of payments from settlement of forward interest rate swaps	179	376	376
Other	(83)	(200)	(343)
Total other comprehensive income (loss), net of tax	1,015	(688)	538
Comprehensive loss	$(64,630)	$(68,863)	$(48,363)

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
 For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2010	123,206	$1,232	$1,882,377	$(29,187)	$(766,975)	$(865)	$1,086,582
Compensation expense related to restricted stock grants	—	—	20,759	—	—	—	20,759
Net loss	—	—	—	—	(48,901)	—	(48,901)
Issuance of common stock under Associate Stock Purchase Plan	63	1	1,019	—	—	—	1,020
Restricted stock, net	1,048	10	(10)	—	—	—	—
Reclassification of net loss on derivatives into earnings	—	—	—	—	—	505	505
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Other	—	—	(1)	—	—	(343)	(344)
Balances at December 31, 2010	124,317	1,243	1,904,144	(29,187)	(815,876)	(327)	1,059,997
Compensation expense related to restricted stock grants	—	—	19,856	—	—	—	19,856
Net loss	—	—	—	—	(68,175)	—	(68,175)
Common stock issued in connection with an acquisition	97	1	1,537	—	—	—	1,538
Equity component of convertible notes, net	—	—	76,801	—	—	—	76,801
Purchase of bond hedge	—	—	(77,007)	—	—	—	(77,007)
Issuance of warrants	—	—	45,066	—	—	—	45,066
Issuance of common stock under Associate Stock Purchase Plan	68	—	1,258	—	—	—	1,258
Restricted stock, net	2,089	10	(10)	—	—	—	—
Unrealized loss on marketable securities - restricted	—	—	—	—	—	(998)	(998)
Reclassification of net loss on derivatives into earnings	—	—	—	—	—	134	134
Purchase of treasury stock	(1,217)	—	—	(17,613)	—	—	(17,613)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	376	376
Other	—	—	(825)	—	—	(200)	(1,025)
Balances at December 31, 2011	125,354	1,254	1,970,820	(46,800)	(884,051)	(1,015)	1,040,208
Compensation expense related to restricted stock grants	—	—	25,520	—	—	—	25,520
Net loss	—	—	—	—	(65,645)	—	(65,645)
Issuance of common stock under Associate Stock Purchase Plan	74	—	1,401	—	—	—	1,401
Restricted stock, net	1,261	13	(100)	—	—	—	(87)
Unrealized gain on marketable securities - restricted	—	—	—	—	—	1,846	1,846
Reclassification of realized gain on marketable securities – restricted into earnings	—	—	—	—	—	(848)	(848)
Reclassification of net gains on derivatives into earnings	—	—	—	—	—	(79)	(79)
Amortization of payments from settlement of forward interest rate swaps	—	—	—	—	—	179	179
Other	—	—	305	—	—	(83)	222
Balances at December 31, 2012	126,689	$1,267	$1,997,946	$(46,800)	$(949,696)	$—	$1,002,717

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net loss	$(65,645)	$(68,175)	$(48,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	221	18,863	1,557
Depreciation and amortization	270,362	281,933	301,304
Asset impairment	27,677	16,892	13,075
Equity in loss (earnings) of unconsolidated ventures	3,488	(1,432)	(168)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,507	1,282	775
Amortization of deferred gain	(4,372)	(4,373)	(4,343)
Amortization of entrance fees	(26,709)	(25,401)	(24,397)
Proceeds from deferred entrance fee revenue	40,105	38,378	37,486
Deferred income tax provision (benefit)	—	943	(33,295)
Change in deferred lease liability	6,668	8,608	10,521
Change in fair value of derivatives and amortization	364	3,878	4,118
Loss (gain) on sale of assets and unconsolidated ventures	332	(1,180)	(2,509)
Loss (gain) on acquisition	636	(1,982)	―
Gain on facility lease termination	(11,584)	—	—
Lessor cash reimbursement for tenant incentive	—	1,251	—
Change in future service obligation	2,188	—	(1,064)
Non-cash stock-based compensation	25,520	19,856	20,759
Other	(487)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,415)	(5,367)	(7,956)
Prepaid expenses and other assets, net	8,687	(22,934)	(22,050)
Accounts payable and accrued expenses	4,854	13,721	(11,775)
Tenant refundable fees and security deposits	(1,547)	(2,186)	(3,158)
Deferred revenue	12,119	(4,148)	(1,735)
Net cash provided by operating activities	290,969	268,427	228,244
Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(7,999)	(3,088)	(2,175)
(Increase) decrease in cash and escrow deposits – restricted	(4,810)	56,176	4,705
Purchase of marketable securities — restricted	(1,557)	(32,724)	―
Sale of marketable securities — restricted	35,124	1,431	―
Additions to property, plant and equipment, and leasehold intangibles, net of related payables	(208,412)	(160,131)	(93,681)
Acquisition of assets, net of related payables and cash received	(272,523)	(88,682)	(57,948)
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired	―	5,516	―
Payments on notes receivable, net	131	1,484	1,079
Investment in unconsolidated ventures	(5,368)	(13,990)	(660)
Distributions received from unconsolidated ventures	350	206	97
Proceeds from sale of unconsolidated venture	—	—	675
Proceeds from sale of assets, net	9,243	30,817	12,079
Other	487	(914)	(676)
Net cash used in investing activities	(455,334)	(203,899)	(136,505)
Cash Flows from Financing Activities
Proceeds from debt	372,291	482,669	414,795
Repayment of debt and capital lease obligations	(191,835)	(898,565)	(476,527)
Proceeds from line of credit	375,000	225,000	60,000
Repayment of line of credit	(360,000)	(160,000)	(60,000)
Proceeds from issuance of convertible notes, net	―	308,212	―
Issuance of warrants	―	45,066	―
Purchase of bond hedge	―	(77,007)	―
Payment of financing costs, net of related payables	(5,563)	(8,712)	(8,541)
Other	(342)	(1,287)	(763)
Refundable entrance fees:
Proceeds from refundable entrance fees	42,600	29,611	36,420
Refunds of entrance fees	(27,356)	(25,754)	(21,060)
Cash portion of loss on extinguishment of debt	(118)	(17,040)	(179)
Recouponing and payment of swap termination	(1,908)	(99)	(20,427)
Purchase of treasury stock	―	(17,613)	―
Net cash provided by (used in) financing activities	202,769	(115,519)	(76,282)
Net increase (decrease) in cash and cash equivalents	38,404	(50,991)	15,457
Cash and cash equivalents at beginning of year	30,836	81,827	66,370
Cash and cash equivalents at end of year	$69,240	$30,836	$81,827

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business and Organization

Brookdale Senior Living Inc. ("Brookdale", "BSL" or the "Company") is a leading owner and operator of senior living communities throughout the United States.  The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company owns, leases and operates retirement centers, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through its Innovative Senior Care ("ISC") program, the Company also offers a range of outpatient therapy, home health and hospice services, primarily to residents of its communities.

The Company was formed as a Delaware corporation on June 28, 2005. Under its Certificate of Incorporation, the Company was initially authorized to issue up to 5,000,000 shares of common stock and 5,000,000 shares of preferred stock. On September 30, 2005, the Company's Certificate of Incorporation was amended and restated to authorize up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.

2.      Summary of Significant Accounting Policies

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP").  The significant accounting policies are summarized below:

Principles of Consolidation

The consolidated financial statements include BSL and its wholly-owned subsidiaries Brookdale Living Communities, Inc., Brookdale Senior Living Communities, Inc. (formerly known as Alterra Healthcare Corporation) ("Alterra"), Fortress CCRC Acquisition LLC, American Retirement Corporation ("ARC") and BKD HB Acquisition Sub, Inc. In December 2003, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 810 - Consolidation of Variable Interest Entities ("ASC 810").  ASC 810 addresses the identification of variable interest entities ("VIE") consolidation by business enterprises deemed to be primary beneficiaries in the VIE.  The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company performs this analysis on an ongoing basis. At December 31, 2012, the Company did not have any unconsolidated VIEs.  Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operation, are accounted for by the equity method.

The results of facilities and companies acquired are included in the consolidated financial statements from the effective date of the respective acquisition. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates are used for, but not limited to, revenue, goodwill and asset impairments, future service obligations, self-insurance reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, income taxes and other contingencies.  Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

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

Certain contracts require the refundable portion of the entrance fee plus a percentage of the appreciation of the unit, if any, to be refunded only upon resale of a comparable unit ("contingently refundable").  Upon resale the Company may receive reoccupancy proceeds in the form of additional contingently refundable fees, refundable fees, or non-refundable fees.  The Company estimates the amount of reoccupancy proceeds to be received from additional contingently refundable fees or non-refundable fees and records such amount as deferred revenue.  The deferred revenue was approximately $46.8 million and $48.1 million at December 31, 2012 and 2011, respectively, and is amortized over the life of the community.  All remaining contingently refundable fees not recorded as deferred revenue and amortized are included in refundable entrance fees and deferred revenue.

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

Management Fees

Management fee revenue is recorded as services are provided to the owners of the communities. Revenues are determined by an agreed upon percentage of gross revenues (as defined).  Incentives and penalties receivable or payable under management contracts containing these provisions (other than contractual termination fees) are recorded based on the amounts that would be due pursuant to the contractual arrangements if the contracts were terminated on the reporting date.

Reimbursed Costs Incurred on Behalf of Managed Communities

The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  Where the Company is the primary obligor with respect to any managed community operating expenses, the Company recognizes revenue when the goods have been delivered or the service has been rendered and the Company is due reimbursement.  This reimbursement revenue is included in "reimbursed costs incurred on behalf of managed communities" on the consolidated statements of operations.  The related costs are included in "costs incurred on behalf of managed communities" on the consolidated statements of operations.

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The Company allocates the purchase price of communities based on their fair values in accordance with the provisions of ASC 805 - Business Combinations ("ASC 805").  The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

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

Capital lease obligations are valued based on the present value of the minimum lease payments applying a discount rate equal to the Company's estimated incremental borrowing rate at the date of acquisition.

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

Deferred Costs

Deferred financing and lease costs are recorded in other assets and amortized on a straight-line basis, which approximates the effective yield method, over the term of the related debt or lease.

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

The Company has elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available.

Fair Value of Financial Instruments

Cash and cash equivalents, cash and escrow deposits-restricted, derivative financial instruments and marketable securities - restricted are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value of approximately $2.7 billion and $2.5 billion as of December 31, 2012 and 2011, respectively.  Fair value approximated carrying value in both years.

ASC 820 - Fair Value Measurement ("ASC 820") establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company's cash and cash equivalents and cash and escrow deposits-restricted reported on its consolidated balance sheets approximate fair value due to the short maturity.

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

Cash and Escrow Deposits - Restricted

Cash and escrow deposits - restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2012	2011
Current:
Real estate taxes	$11,502	$12,541
Tenant security deposits	2,015	4,374
Insurance reserves	12,892	12,904
Entrance fees	4,159	4,891
Replacement reserve and other	12,528	11,193
Subtotal	43,096	45,903
Long term:
Insurance reserves	5,188	5,412
Debt service and other deposits	57,579	47,568
Subtotal	62,767	52,980
Total	$105,863	$98,883

As of December 31, 2012 and 2011, ten communities located in Illinois are required to make escrow deposits under the Illinois Life Care Facility Act.  As of December 31, 2012 and 2011, required deposits were $19.6 million, all of which were made in the form of letters of credit.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company's estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $15.3 million and $17.0 million as of December 31, 2012 and 2011, respectively.  The adequacy of the Company's allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

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

Marketable Securities – Restricted

Marketable securities - restricted include amounts required to be held in reserve related to the Company's entrance fee CCRCs pursuant to various state insurance regulations and consist of mutual funds holding equities and fixed-income securities. The Company classifies its marketable securities - restricted as available-for-sale.  Accordingly, these investments are carried at their estimated fair value with the unrealized gain and losses, net of tax, reported in other comprehensive income.  Realized gains and losses from the available-for-sale securities are determined on the specific identification method and are included in interest income on the trade date.

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

During the year ended December 31, 2012, the Company liquidated the marketable securities – restricted investments and recognized $0.8 million of realized gains from the transaction, included within interest income in the consolidated statements of operations.

The amortized cost basis of the marketable securities – restricted as of December 31, 2011 was $32.7 million.

Goodwill and Intangible Assets

The Company follows ASC 350 - Goodwill and Other Intangible Assets, and tests goodwill for impairment annually or whenever indicators of impairment arise.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value.  The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.  These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates.

In 2012, the Company adopted the guidance within Accounting Standards Update 2011-08, Intangibles — Goodwill and Other ("ASU 2011-08"), which allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  In 2012, the Company assessed qualitative factors and determined that it was not necessary to perform the two-step quantitative goodwill impairment test.

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

Indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently as required.  The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value.  If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.

During 2012, 2011 and 2010, the Company performed its annual impairment review of goodwill and intangible assets and determined that no impairment charge was necessary.

Amortization of the Company's definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Community purchase options	40
Management contracts and other	3 – 5

Stock-Based Compensation

The Company follows ASC 718 - Stock Compensation ("ASC 718") in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee's requisite service period.  Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

Certain of the Company's employee stock awards vest only upon the achievement of performance targets. ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company's determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

Derivative Financial Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Company has entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis. All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The change in mark-to-market of the value of the derivative is recorded as an adjustment to income.

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

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company's current policies provide for deductibles for each and every claim.  As a result, the Company is, in effect, self-insured for claims that are less than the deductible amounts.  In addition, the Company maintains a large-deductible workers compensation program and a self-insured employee medical program. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

The Company's reported share of earnings is adjusted for the impact, if any, of basis differences between its carrying value of the equity investment and its share of the venture's underlying assets. The Company generally does not have future requirements to contribute additional capital over and above the original capital commitments, and therefore, the Company discontinues applying the equity method of accounting when its investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after the Company's share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

When the majority equity partner in one of the Company's ventures sells its equity interest to a third party, the venture frequently refinances its senior debt and distributes the net proceeds to the equity partners. All distributions received by the Company are first recorded as a reduction of the Company's investment. Next, the Company records a liability for any contractual or implied future financial support to the venture including obligations in its role as a general partner. Any remaining distributions are recorded as the Company's share of earnings and return on investment in unconsolidated ventures in the consolidated statements of operations.

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired.

Community Leases

The Company, as lessee, makes a determination with respect to each of the community leases whether each should be accounted for as an operating lease or capital lease. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by ASC 840 – Leases ("ASC 840"), in the assumed lease agreement. Payments made under operating leases are accounted for in the Company's consolidated statements of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred. For communities under capital lease and lease financing obligation arrangements, a liability is established on the Company's consolidated balance sheets representing the present value of the future minimum lease payments and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheets. The asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

All of the Company's leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, all rent-free or rent holiday periods are recognized in lease expense on a straight-line basis over the lease term, including the rent holiday period.

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer. Under sale-leaseback accounting, the Company removes the community and related liabilities from the consolidated balance sheets. Gain on the sale is deferred and recognized as a reduction of facility lease expense for operating leases and a reduction of interest expense for capital leases.

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

3.      Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units and convertible debt instruments and warrants (Note 9).

During fiscal 2012, 2011 and 2010, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for the year and were not included in the computation of diluted weighted average shares.  The weighted average unrestricted restricted stock grants and restricted stock units excluded from the calculations of diluted net loss per share were 1.2 million, 1.3 million and 1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

4.      Acquisitions and Dispositions

2012 Acquisitions and Dispositions

Effective February 2, 2012, the Company acquired the underlying real estate associated with nine communities that were previously leased for an aggregate purchase price of $121.3 million. The results of operations of these communities, prior and subsequent to the acquisition, are reported in the Retirement Centers segment. The Company financed the transaction with $77.9 million of first mortgage financing secured by seven of the communities and $15.0 million of seller-financing secured by two of the communities (Note 9).  The purchase price of the acquisitions has primarily been ascribed to the basis of the buildings acquired and recorded on the consolidated balance sheet under property, plant and equipment and leasehold intangibles, net.

During the month ended December 31, 2012, the Company acquired the underlying real estate interest in 12 communities that the Company previously leased for an aggregate purchase price of $162.1 million.  The results of operations of the previously leased communities are included in the consolidated financial statements from the effective dates of the respective lease agreements and are reported in the Assisted Living and Retirement Centers segments.  The purchase price of the acquisitions has primarily been ascribed to the basis of the buildings acquired and recorded on the consolidated balance sheet under property, plant and equipment and leasehold intangibles, net.

During the year ended December 31, 2012, the Company recognized an $11.6 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with the termination of operating lease contracts in connection with the acquisition of the underlying real estate of the previously leased communities.

During the year ended December 31, 2012, the Company purchased four home health agencies and an existing skilled nursing facility as part of its growth strategy for an aggregate purchase price of approximately $7.0 million.  The purchase price of the acquisitions has primarily been ascribed to an indefinite useful life intangible asset and recorded on the consolidated balance sheet under other intangible assets, net.

During the year ended December 31, 2012, the Company sold one community for an aggregate selling price of $8.9 million.  The results of operations of the community were previously reported in the Assisted Living segment.

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

Horizon Bay/HCP Transactions

On September 1, 2011, the Company acquired 100% of the equity and voting interests in Horizon Bay Realty, L.L.C. ("Horizon Bay").  The results of Horizon Bay's operations have been included in the consolidated financial statements since that date.  Horizon Bay is a seniors housing management company primarily focused on managing large portfolios of retirement communities across the United States for institutional real estate investors.  In connection with the acquisition, the Company also restructured Horizon Bay's existing relationship with HCP, Inc. ("HCP") relating to 33 communities that Horizon Bay leased from HCP. In particular, the Company (i) formed a joint venture with HCP to own and operate 21 communities (the "HCP RIDEA JV"), and (ii) leased the remaining 12 communities from HCP under long-term, triple net leases. Of these 12 communities, the Company assumed the pre-existing lease for eight communities and entered into a new lease for the remaining four communities.  The joint venture with HCP utilizes a RIDEA structure with the Company having acquired a 10% non-controlling interest in the joint venture. The Company also manages the communities under a ten-year management agreement with four five-year renewal options and retains all ancillary services operations.

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

The fair value of the 96,862 common shares issued was determined based on the closing market price of the Company's common shares on the acquisition date.

The aggregate acquisition-date fair value of the purchase consideration transferred for the acquisition of Horizon Bay included $2.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to a maximum of approximately $3.4 million to Horizon Bay's former members.  The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in applying the income approach was the assignment of probabilities to the various possible outcomes.  During the year ended December 31, 2012, the Company paid approximately $1.2 million in contingent consideration.  As of December 31, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of

Horizon Bay.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

Purchase price allocation
Current assets	$24,064
Property and equipment	2,167
Acquired lease intangibles	5,965
Current liabilities	(15,979)
Long-term debt	(1,821)
Other liabilities	(1,482)
Deferred tax liability	(822)
Gain on acquisition	(1,346)
Total	$10,746

The Company purchased 100% of Horizon Bay in a transaction that involved the restructuring of certain leases and other elements of Horizon Bay's capital structure.  The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.  As a result, the Company recognized a net non-cash gain of $2.0 million during the year ended December 31, 2011 which was subsequently reduced by approximately $0.6 million during the year ended December 31, 2012 due to adjustments related to pre-acquisition self-insurance reserves.

The Company recognized $14.4 million of integration and transaction-related costs that were expensed in 2011.  These costs are included in the consolidated statements of operations in the line item entitled "general and administrative expenses."

In connection with the formation of the HCP RIDEA JV, the Company contributed cash of $13.7 million for a 10% interest in the joint venture.  The Company has accounted for this interest under the equity method of accounting.

5.      Investment in Unconsolidated Ventures

The Company had investments in unconsolidated joint ventures of 20% and 10% in ventures owning 13 and 21 communities, respectively, at December 31, 2012 and 2011.

Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, and for the years then ended are as follows (dollars in thousands):

Statement of Operations Data	2012	2011	2010
Total revenue	$295,539	$154,964	$84,689
Expense
Facility operating expense	202,855	103,611	54,766
Depreciation and amortization	49,142	23,923	12,730
Interest expense	50,825	27,072	13,153
Other expense	28,112	6,885	4,585
Total expense	330,934	161,491	85,234
Interest income	123	108	24
Net loss	$(35,272)	$(6,419)	$(521)

Balance Sheet Data	2012	2011
Cash and cash equivalents	$16,578	$15,255
Property, plant and equipment, net	1,073,610	1,012,941
Other	148,960	184,052
Total assets	$1,239,148	$1,212,248
Accounts payable and accrued expenses	$66,841	$61,199
Long-term debt	892,463	900,091
Members' equity	279,844	250,958
Total liabilities and members' equity	$1,239,148	$1,212,248
Members' equity consists of:
Invested capital	$582,360	$403,625
Cumulative net loss	(55,942)	(25,810)
Cumulative distributions	(246,574)	(126,857)
Members' equity	$279,844	$250,958

6.      Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2012 and 2011, net property, plant and equipment and leasehold intangibles, which include assets under capital leases, consisted of the following (dollars in thousands):

	2012	2011
Land	$296,314	$275,277
Buildings and improvements	3,391,667	3,083,316
Leasehold improvements	60,186	62,494
Furniture and equipment	541,585	450,179
Resident and leasehold operating intangibles	441,603	527,571
Construction in progress	75,419	39,600
Assets under capital and financing leases	674,492	667,239
	5,481,266	5,105,676
Accumulated depreciation and amortization	(1,601,289)	(1,411,612)
Property, plant and equipment and leasehold intangibles, net	$3,879,977	$3,694,064

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the years ended December 31, 2012, 2011 and 2010, the Company evaluated property, plant and equipment and leasehold intangibles for impairment.  The Company compared the estimated fair value of the assets to their carrying value for properties with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value.  For the years ended December 31, 2012, 2011 and 2010, $27.7 million primarily within the Retirement Centers and Assisted Living segments, $16.9 million within the Retirement Centers and Assisted Living segments and $13.1 million within the Retirement Centers and Assisted Living segments, respectively, of non-cash charges were recorded in the Company's operating results.  These impairment charges are primarily due to the amount by which the carrying values of the assets exceed the estimated fair value or estimated selling prices.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $248.5 million, $247.1 million and $258.0 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2013	$26,900
2014	22,248
2015	20,613
2016	19,137
2017	12,272
Thereafter	14,083
Total	$115,253

7.      Goodwill and Other Intangible Assets, Net

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 presented on an operating segment basis (dollars in thousands):

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Adjustment	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(34)	$(487)	$7,121	$7,642	$(34)	$(487)	$7,121
Assisted Living	102,680	(106)	(142)	102,432	102,680	(106)	(142)	102,432
CCRCs – Rental	56,281	—	(56,281)	—	56,281	—	(56,281)	—
CCRCs – Entry Fee	158,718	—	(158,718)	—	158,718	—	(158,718)	—
Total	$325,321	$(140)	$(215,628)	$109,553	$325,321	$(140)	$(215,628)	$109,553

The following is a summary of other intangible assets at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(21,263)	$126,347	$147,610	$(17,566)	$130,044
Health care licenses	31,082	—	31,082	24,092	—	24,092
Management contracts and other	160,626	(158,113)	2,513	158,041	(158,041)	—
Total	$339,318	$(179,376)	$159,942	$329,743	$(175,607)	$154,136

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010 was $3.8 million, $21.3 million and $34.8 million, respectively.

Estimated amortization expense related to intangible assets with definite lives at December 31, 2012, for each of the years in the five-year period ending December 31, 2017 and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2013	$4,560
2014	4,560
2015	4,488
2016	3,698
2017	3,698
Thereafter	107,856
Total	$128,860

8.      Other Assets

Other assets consist of the following components as of December 31, (dollars in thousands):

	2012	2011
Notes receivable	$34,968	$32,844
Deferred costs, net	24,517	26,032
Lease security deposits	38,544	36,748
Other	15,286	14,310
Total	$113,315	$109,934

9.      Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	December 31,
	2012	2011
Mortgage notes payable due 2013 through 2022; weighted average interest rate of 4.62% in 2012, net of debt discount of $0.3 million (weighted average interest rate of 5.04% in 2011)	$1,701,515	$1,470,462
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of interest only until August 2011 and payable in monthly installments of principal and interest through maturity in August 2013	144,384	148,601

	December 31,
	2012	2011
Discount mortgage note payable due June 2013, weighted average interest rate of 2.56% in 2012, net of debt discount of $1.0 million and $3.0 million in 2012 and 2011, respectively (weighted average interest rate of 2.52% in 2011)	80,533	79,911
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rates of 1.65% at December 31, 2012 and 2011), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	99,847	100,423
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.16% in 2012 (weighted average interest rate of 8.61% in 2011)	319,745	348,195
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $65.0 million and $74.4 million in 2012 and 2011, respectively, interest at 2.75% per annum, due June 2018	251,312	241,897
Construction financing due 2017 through 2024; weighted average interest rate of 8.0% in 2012 (weighted average interest rate of 7.0% in 2011)	1,280	6,591
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.81% in 2012 (weighted average interest rate of 3.11% in 2011), due 2013	753	2,545
Total debt	2,599,369	2,398,625
Less current portion	509,543	47,654
Total long-term debt	$2,089,826	$2,350,971

As of December 31, 2012, the current portion of long-term debt within the Company's consolidated financial statements reflects approximately $465.6 million of mortgage notes payable due within the next 12 months.  Although these debt obligations are scheduled to mature on or prior to December 31, 2013, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $205.5 million of certain mortgages payable included in such debt until 2018 or later, as the instruments associated with such mortgages payable provide that the Company can extend the respective maturity dates for terms of five to seven years from the existing maturity dates.

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2012 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2013	$490,666	$55,828	$546,494
2014	170,705	55,065	225,770
2015	54,442	53,401	107,843
2016	50,643	46,957	97,600
2017	341,983	60,494	402,477
Thereafter	1,237,452	211,405	1,448,857
Total obligations	2,345,891	483,150	2,829,041
Less amount representing debt discount	(66,267)	—	(66,267)
Less amount representing interest (8.16%)	—	(163,405)	(163,405)
Total	$2,279,624	$319,745	$2,599,369

Credit Facilities

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

Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin, as described below. For purposes of determining the interest rate, in no event will LIBOR be less than 2%. The applicable margin varies with the percentage of total commitment drawn, with a 4.5% margin at 35% or lower utilization, a 5.0% margin at utilization greater than 35% but less than or equal to 50% and a 5.5% margin at greater than 50% utilization. The Company is also required to pay a quarterly commitment fee of 1.0% per annum on the unused portion of the facility.

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

As of December 31, 2012, the Company had an available secured line of credit with a $230.0 million commitment and $191.4 million of availability (of which $80.0 million had been drawn as of that date).  The Company also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of December 31, 2012.  Letters of credit totaling $78.1 million had been issued under these facilities as of that date.

Convertible Debt Offering

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes (the "Notes"). The Company received net proceeds of approximately $308.2 million after the deduction of underwriting commissions and offering expenses.  The Company used a portion of the net proceeds to pay the Company's cost of the convertible note hedge transactions described below, taking into account the proceeds to the Company of the warrant transactions described below, and used the balance of the net proceeds to repay existing outstanding debt.
The Notes are senior unsecured obligations and rank equally in right of payment to all of the Company's other senior unsecured debt, if any. The Notes will be senior in right of payment to any of the Company's debt which is subordinated by its terms to the Notes (if any). The Notes are also structurally subordinated to all debt and other liabilities and commitments (including trade payables) of the Company's subsidiaries. The Notes are also effectively subordinated to the Company's secured debt to the extent of the assets securing the debt.
The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. Holders may convert their Notes at their option prior to the close of business on the second trading day immediately preceding the stated maturity date only under the following circumstances:  (i) during any fiscal quarter commencing after the fiscal quarter ending September 30, 2011, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the

"measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events.  On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.  Unconverted Notes mature at par in June 2018.
Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock at the Company's election.  It is the Company's current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.
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
As of December 31, 2012, the "if converted" value of the Notes does not exceed its principal amount.
The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

	For the Years Ended December 31,
	2012	2011
Coupon interest	$8,697	$4,759
Amortization of discount	9,415	4,456
Interest expense related to convertible notes	$18,112	$9,215

In connection with the offering of the Notes, in June 2011, the Company entered into convertible note hedge transactions (the "Convertible Note Hedges") with certain financial institutions (the "Hedge Counterparties"). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, 10,784,315 shares of common stock.  The Company also entered into warrant transactions with the Hedge Counterparties whereby the Company sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to 10,784,315 shares of common stock (the "Sold Warrant Transactions").  The warrants have a strike price of $40.25 per share, subject to customary anti-dilution adjustments.

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

These hedging transactions had a net cost of approximately $31.9 million, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.  The Company has contractual rights, and, at execution of the related agreements, had the ability to settle its obligations under the conversion feature of the Notes, the Convertible Note Hedges and Sold Warrant Transactions, with the Company's common stock. Accordingly, these transactions are accounted for as equity, with no subsequent adjustment for changes in the value of these obligations.

2012 Financings

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

As discussed in Note 4, the Company financed a current year acquisition with a $77.9 million first mortgage.  The first mortgage facility has a ten year term and 75% of it bears interest at a fixed rate of 4.2% and the remaining 25% bears interest at a variable rate of 30-day LIBOR plus a margin of 276 basis points.  The $15.0 million mortgage loan used to partially finance the acquisition had a two year term and bore interest at a fixed rate of 7.0%.

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

On December 28, 2012, the Company obtained a $171.3 million first mortgage loan secured by nine of the Company's communities, including eight recently-acquired communities.  The loan has a ten-year term and bears interest at a variable rate equal to 30-day LIBOR plus a margin of 259 basis points.  In connection with the transaction, the Company repaid $37.4 million of mortgage loans scheduled to mature in 2013.

2011 Financings

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

As of December 31, 2012, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.

The following table summarizes the Company's swap instruments at December 31, 2012 (dollars in thousands):

Current notional balance	$27,373
Highest possible notional	$27,373
Lowest interest rate	5.49%
Highest interest rate	5.49%
Average fixed rate	5.49%
Earliest maturity date	2016
Latest maturity date	2016
Weighted average original maturity	5.0 years
Estimated liability fair value (included in other liabilities at December 31, 2012)	$(1,833)
Estimated liability fair value (included in other liabilities at December 31, 2011)	$(2,809)

The following table summarizes the Company's cap instruments at December 31, 2012 (dollars in thousands):

Current notional balance	$589,568
Highest possible notional	$589,568
Lowest interest cap rate	5.00%
Highest interest cap rate	6.06%
Average fixed cap rate	5.43%
Earliest maturity date	2013
Latest maturity date	2018
Weighted average original maturity	3.5 years
Estimated asset fair value (included in other assets at December 31, 2012)	$495
Estimated asset fair value (included in other assets at December 31, 2011)	$—

During the year ended December 31, 2012, the Company terminated one swap agreement with a total notional amount of $150.0 million. In conjunction with this transaction, $1.2 million was paid to the counterparty, which had been previously deposited as collateral. The Company also entered into three new cap agreements with an aggregate notional amount of $340.8 million and extended the maturity of five cap agreements with an aggregate notional amount of $100.8 million.

10.            Accrued Expenses

Accrued expenses consist of the following components as of December 31, (dollars in thousands):

	2012	2011
Salaries and wages	$71,567	$52,268
Insurance reserves	37,717	35,066
Vacation	24,697	23,565
Real estate taxes	22,178	22,690
Lease payable	8,915	9,017
Interest	7,644	7,782
Income taxes	2,469	1,919
Other	25,708	31,327
Total	$200,895	$183,634

11.      Facility Operating Leases

The Company has entered into sale leaseback and lease agreements with certain real estate investment trusts (REITs). Under these agreements communities are either sold to the REIT and leased back or a long-term lease agreement is entered into for the communities. The initial lease terms vary from 10 to 20 years and include renewal options ranging from 5 to 30 years.  The Company is responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease.  The Company typically guarantees its performance and the lease payments under the master lease and the lease may include performance covenants, such as net worth, minimum capital expenditure requirements per community per annum and minimum lease coverage ratios.  Failure to comply with these covenants could result in an event of default.  Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

As of December 31, 2012 and 2011, the Company operated 329 and 350 communities, respectively, under long-term leases (275 operating leases and 54 capital and financing leases at December 31, 2012).  The remaining base lease terms vary from one year to 14 years and generally provide for renewal, extension and purchase options. The Company expects to renew, extend or exercise purchase options in the normal course of business; however, there can be no assurance that these rights will be exercised in the future.

One lease required posting of a lease security deposit in an interest bearing account at closing.  The lease security deposit will be released upon achieving certain lease coverage ratios.  The Company agreed to spend a minimum of $450 per unit per year on capital improvements of which the lessor will reduce the security deposit by the same amount up to $600 per unit, or $2.7 million per year. For the years ended December 31, 2012, 2011 and 2010, a release of $0.1 million, $2.6 million and $2.7 million, respectively, was received related to this lease security deposit.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cash basis payment	$281,729	$270,623	$264,727
Straight-line expense	6,668	8,608	10,521
Amortization of deferred gain	(4,372)	(4,373)	(4,343)
Facility lease expense	$284,025	$274,858	$270,905

12.      Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims. As of December 31, 2012 and 2011, the Company accrued $77.7 million and $72.8 million, respectively, for the self-insured portions of these programs, of which $40.0 million and $37.7 million is classified as long-term as of December 31, 2012 and 2011, respectively.

The Company has secured self-insured retention risk under workers' compensation and general liability and professional liability programs with cash and letters of credit.  Cash securing the programs aggregated $16.1 million and $17.3 million as of December 31, 2012 and 2011, respectively. Letters of credit securing the programs aggregated $40.7 million as of December 31, 2012 and 2011.

13.      Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  Effective January 1, 2010, the Company began making matching contributions in amounts equal to 12.5% of the employee's contribution to the plan, up to a maximum of 4.0% of contributed compensation and, effective January 1, 2011, the Company's matching contribution was raised to 25% of the employee's contribution to the plan subject to the same limit.  An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the Company, based upon the Company's performance.  For the years ended December 31, 2012, 2011 and 2010, the Company's expense to the plan was $4.8 million, $3.1 million and $2.3 million, respectively.

14.      Related Party Transactions

Under the terms of the registration rights provisions of the Company's Stockholders Agreement, the Company is generally obligated to pay all fees and expenses incurred in connection with certain public offerings by affiliates of Fortress Investment Group LLC ("Fortress") (other than underwriting discounts, commissions and transfer taxes).  In connection with the Company's obligations thereunder, the Company incurred approximately $0.6 million of expenses in 2010 related to the public equity offerings of Company shares by Fortress affiliates.

15.      Stock-Based Compensation

The Company follows ASC 718 in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee's requisite service period.  Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

The Company has issued restricted stock units to its Chief Executive Officer.  Under the terms of the award agreement, upon vesting, each restricted stock unit represents the right to receive one share of the Company's common stock.

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units) (amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2010	3,915	$14.62
Granted	1,341	$16.92
Vested	(1,423)	$16.90
Cancelled/forfeited	(293)	$15.93
Outstanding on December 31, 2010	3,540	$14.76
Granted	2,091	$16.20
Vested	(1,207)	$16.43
Cancelled/forfeited	(202)	$15.34
Outstanding on December 31, 2011	4,222	$14.93
Granted	1,592	$19.20
Vested	(1,435)	$14.28
Cancelled/forfeited	(427)	$15.62
Outstanding on December 31, 2012	3,952	$16.67

As of December 31, 2012, there was $44.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 2.4 years and is based on grant date fair value, net of forfeiture estimates. The compensation cost reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2012	1,286	$17.39 – $19.07	$24,524
Three months ended June 30, 2012	85	$18.72 − $19.55	$1,666
Three months ended September 30, 2012	128	$16.66 − $17.74	$2,135
Three months ended December 31, 2012	93	$23.31 − $23.99	$2,231

The Company has an employee stock purchase plan for all eligible employees.  The plan became effective on October 1, 2008.  Under the plan, eligible employees of the Company can purchase shares of the Company's common stock on a quarterly basis at a discounted price through accumulated payroll deductions.  Each eligible employee may elect to deduct up to 15% of his or her base pay each quarter.  Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant's pay over the course of the quarter will be used to purchase whole shares of the Company's common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on that date.  Initially, the Company reserved 1,000,000 shares of common stock for issuance under the plan.  The employee stock purchase plan also contains an "evergreen" provision that automatically increases the number of shares reserved for issuance under the plan by 200,000 shares on the first day of each calendar year beginning January 1, 2010.  The impact on the Company's current year consolidated financial statements is not material.

16.      Fair Value Measurements

The following table provides the Company's derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2012 (dollars in thousands):

	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Derivative assets	$495	$—	$495	$—
Derivative liabilities	(1,833)	—	(1,833)	—
	$(1,338)	$—	$(1,338)	$—

17.      Share Repurchase Program

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

Pursuant to this authorization, during the year ended December 31, 2011, the Company purchased 1,217,100 shares at a cost of approximately $17.6 million.  No shares were purchased pursuant to this authorization during the year ended December 31, 2012. As of December 30, 2012, approximately $82.4 million remains available under this share repurchase authorization.

18.      Income Taxes

The (provision) benefit for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Federal:
Current	$193	$631	$626
Deferred	(178)	(943)	33,235
Total Federal	15	(312)	33,861
State:
Current	(2,059)	(2,028)	(2,429)
Deferred (included in Federal above)	―	―	―
Total State	(2,059)	(2,028)	(2,429)
Total	$(2,044)	$(2,340)	$31,432

A reconciliation of the (provision) benefit for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Tax benefit at U.S. statutory rate	$22,474	$23,042	$28,117
State taxes, net of federal income tax	1,204	1,316	1,634
Unrecognized tax benefits	193	630	626
Other, net	122	59	(124)
Credits	—	4,803	3,354
Valuation allowance	(24,138)	(30,489)	(137)
Officer's compensation	(922)	(760)	(2,197)
Meals and entertainment	(486)	(430)	(383)
Gain on acquisition	(266)	791	—
Return to provision	(225)	(1,302)	679
Stock compensation	—	—	(137)
Total	$(2,044)	$(2,340)	$31,432

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2012	2011
Deferred income tax assets:
Operating loss carryforwards	$169,792	$174,433
Capital lease obligations	52,720	62,136
Prepaid revenue	51,722	48,587
Accrued expenses	50,602	40,422
Deferred lease liability	46,541	48,916
Tax credits	20,551	20,158
Deferred gain on sale leaseback	10,127	11,581
Fair value of interest rate swaps	522	152
Total gross deferred income tax asset	402,577	406,385
Valuation allowance	(65,269)	(40,820)
Net deferred income tax assets	337,308	365,565
Deferred income tax liabilities:
Property, plant and equipment	(415,354)	(454,985)
Other	(8,428)	(11,540)
Total gross deferred income tax liability	(423,782)	(466,525)
Net deferred tax liability	$(86,474)	$(100,960)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2012	2011
Deferred tax asset – current	$13,377	$11,776
Deferred tax liability – noncurrent	(99,851)	(112,736)
Net deferred tax liability	$(86,474)	$(100,960)

As of December 31, 2012 and 2011, the Company had net federal operating loss carryforwards of approximately $454.6 million and $461.5 million, respectively, which are available to offset future taxable income through 2032.  The Company concluded that the additional benefits generated during 2012 and 2011 did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company. Therefore, the Company has recorded a valuation allowance of $49.6 million against federal net operating losses at December 31, 2012.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2012, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities recorded.

The Company has recorded valuation allowances of $7.2 million and $9.7 million at December 31, 2012 and 2011, respectively, against its state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration.  The carryforward period for some states is considerably shorter than the period which is allowed for federal purposes.  The Company also recorded a valuation allowance against federal and state credits of $8.5 million and $8.1 million as of December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the Company had $31.9 million and $26.9 million, respectively, included in its net operating loss carryforward relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

The formation of BSL, reorganization of Alterra, and the acquisitions of ARC and SALI constitute ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, BSL's ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.  Furthermore, the Company had an ownership change under Section 382 in May 2010 which resulted in an additional annual limitation to the utilization of the net operating loss in an amount of $92 million.  The Company expects the net operating loss to be fully released before expiration and therefore does not anticipate a financial statement impact as a result of the limitation.

At December 31, 2012, the Company had gross tax affected unrecognized tax benefits of $1.2 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805.  Interest and penalties related to these tax positions are classified as tax expense in the Company's financial statements.  Total interest and penalties reserved is $0.5 million at December 31, 2012.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities. In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.  The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2011 and prior years will significantly change in 2013.

A reconciliation of the unrecognized tax benefits for the year 2012 is as follows (dollars in thousands):

Balance at January 1, 2012	$1,439
Additions for tax positions related to the current year	48
Additions for tax positions related to prior years	201
Reductions for tax positions related to prior years	(443)
Balance at December 31, 2012	$1,245

19.      Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
	2012	2011	2010
Interest paid	$130,009	$125,047	$132,425
Income taxes paid	$2,658	$2,431	$2,223
Write-off of deferred financing costs	$744	$2,080	$2,878

Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits-restricted	$2,169	$—	$—
Prepaid expenses and other current assets	(2,817)	—	—

Property, plant and equipment and leasehold intangibles	257,772		80,514	52,900
Other intangible assets, net	9,575		4,244	7,963
Other assets, net	(7,327)		3,955	(2,870)
Accrued expenses	(573)		(31)	(45)
Other liabilities	3,601		—	—
Long-term debt and capital and financing lease obligations	10,123		—	—
Net	$272,523		$88,682	$57,948
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired:
Property, plant and equipment and leasehold intangibles, net	$—		$8,132	$—
Cash and escrow deposits—restricted	—		10,702	—
Accounts receivable, net	—		2,479	—
Long-term debt, less current portion	—		(1,821)	—
Accrued expenses	—		(15,141)	—
Other liabilities	—		(6,347)	—
Common Stock	—		(1)	—
Additional paid-in-capital	—		(1,537)	—
Accumulated earnings	—		(1,982)	—
Net	$—		$(5,516)	$—
Reinvested income on marketable securities - restricted	$1,156		$$1,426	$—
Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$13,852	$	―	$5,791
Long-term debt	(13,852)		―	(5,791)
Net	$—		$—	$—

20.      Commitments and Contingencies

The Company has three operating lease agreements for 10,655, 74,593 and 117,609 square feet (unaudited) of corporate office space that extend through 2015, 2019 and 2024, respectively. The leases require the payment of base rent which escalates annually, plus operating expenses (as defined).  The Company incurred facility lease expense of $4.1 million, $3.7 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, under the corporate office leases.

The aggregate amounts of all future minimum operating lease payments, including community and office leases, as of December 31, 2012, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2013	$277,684
2014	268,164
2015	259,624
2016	256,463
2017	232,445
Thereafter	684,536
Total	$1,978,916

The Company has employment or letter agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers' employment, as described in those agreements.

21.      Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, the Company maintains general liability and professional liability insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards.  The Company's current policies provide for deductibles for each claim.  Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts.

22.      Segment Information

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

During the year ended December 31, 2012, the Company changed the composition of its operating segments from four reportable segments to six reportable segments.  This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources.  All prior period disclosures below have been recast to present results on a comparable basis.

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

Management Services.  The Company's management services segment includes communities operated by the Company pursuant to management agreements.  In some of the cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned in a joint venture structure in which the Company has an ownership interest.  Under the management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of expenses it incurs on behalf of the owners.

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth selected segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenue(1):
Retirement Centers	$503,902	$473,842	$463,260
Assisted Living	1,013,337	964,585	945,469
CCRCs - Rental	385,479	364,095	339,920
CCRCs - Entry Fee	287,048	283,455	269,056
ISC	224,517	205,780	189,968
Management Services(2)	355,802	166,161	72,862
	$2,770,085	$2,457,918	$2,280,535
Segment Operating Income(3):
Retirement Centers	$205,585	$198,439	$196,647
Assisted Living	361,184	339,928	331,220
CCRCs - Rental	106,063	116,849	108,929
CCRCs - Entry Fee	62,752	69,985	66,085
ISC	47,780	57,985	66,862
Management Services	30,786	13,595	5,591
	814,150	796,781	775,334

General and administrative (including non-cash stock-based compensation expense)	178,829	148,327	131,709
Facility lease expense	284,025	274,858	270,905
Depreciation and amortization:
Retirement Centers	61,060	60,275	60,869
Assisted Living	81,801	82,843	93,066
CCRCs - Rental	31,205	30,776	30,655
CCRCs - Entry Fee	52,840	54,794	56,006
ISC	2,220	1,699	1,169

Corporate and Management Services	23,155	38,119	50,576
Gain on sale of communities, net	—	—	(3,298)
Asset impairment	27,677	16,892	13,075
Loss (gain) on acquisition	636	(1,982)	―
(Gain) loss on facility lease termination	(11,584)	—	4,608
Income from operations	$82,286	$90,180	$65,994

Total interest income:
Retirement Centers	$184	$311	$19
Assisted Living	9	18	17
CCRCs - Rental	28	35	29
CCRCs - Entry Fee	3,378	2,263	941
ISC	—	—	—
Corporate and Management Services	413	911	1,232
	$4,012	$3,538	$2,238
Total interest expense:
Retirement Centers	$29,025	$28,444	$33,298
Assisted Living	57,634	58,453	65,086
CCRCs - Rental	17,336	15,324	15,433
CCRCs - Entry Fee	13,792	20,316	23,867
ISC	—	—	—
Corporate and Management Services	28,996	19,641	8,038
	$146,783	$142,178	$145,722

Total expenditures for property, plant and equipment, and leasehold intangibles:
Retirement Centers	$58,876	$45,891	$22,760
Assisted Living	68,675	43,955	24,687
CCRCs - Rental	21,916	20,615	12,077
CCRCs - Entry Fee	24,890	16,255	16,314
ISC	6,037	2,715	4,260
Corporate and Management Services	28,018	30,700	13,583
	$208,412	$160,131	$93,681

	As of December 31,
	2012	2011	2010
Total assets:
Retirement Centers	$1,256,497	$1,047,388	$1,080,410
Assisted Living	1,438,934	1,451,612	1,448,029
CCRCs - Rental	534,220	518,993	529,428
CCRCs - Entry Fee	951,584	1,021,938	1,096,714
ISC	90,357	78,137	67,845
Corporate and Management Services	394,386	347,993	308,044
	$4,665,978	$4,466,061	$4,530,470

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

23.      Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2012 and 2011 (in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$683,045	$690,810	$696,482	$699,748
Income from operations(1)	26,860	18,865	24,606	11,955
Loss before income taxes	(9,277)	(17,796)	(11,132)	(25,396)
Net loss	(10,338)	(18,810)	(12,010)	(24,487)
Weighted average basic and diluted loss per share	$(0.09)	$(0.15)	$(0.10)	$(0.20)
Weighted average shares used in computing basic and diluted loss per share	121,145	121,708	122,493	122,608

	For the Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$586,920	$583,299	$615,728	$671,971
Income from operations(1)	12,000	28,863	29,505	19,812
Loss before income taxes	(23,459)	(21,231)	(6,523)	(14,622)
Net loss	(12,305)	(33,959)	(7,036)	(14,875)
Weighted average basic and diluted loss per share	$(0.10)	$(0.28)	$(0.06)	$(0.12)
Weighted average shares used in computing basic and diluted loss per share	120,792	121,280	121,616	120,951

(1)	Fourth quarter 2012 and 2011 results include non-cash impairment charges of $19.3 million and $2.0 million, respectively. Second quarter 2012 results include non-cash impairment charges of $7.2 million. First quarter 2012 and 2011 results include non-cash impairment charges of $1.1 million and $14.8 million, respectively.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2012
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses			Charged to other accounts		Deductions		Balance at end of period

Allowance for Doubtful Accounts:
Year ended December 31, 2010	$13,907		$13,816		$179		$(13,438)		$14,464
Year ended December 31, 2011	$14,464		$16,796		$1,817		$(16,105)		$16,972
Year ended December 31, 2012	$16,972		$15,683		$660		$(18,053)		$15,262

Deferred Tax Valuation Allowance: Account:
Year ended December 31, 2010	$10,708	$	―		$137	(1)	$—		$10,845
Year ended December 31, 2011	$10,845		$29,348	(2)	$1,141	(3)	$(514	)(4)	$40,820
Year ended December 31, 2012	$40,820		$26,989	(5)	$(2,540	)(6)	$—		$65,269

(1)	Adjustment to valuation allowance for state net operating losses of $137.
(2)	Adjustment to valuation allowance for federal net operating losses and federal credits of $22,940 and $6,408, respectively.
(3)	Adjustment to valuation allowance for state net operating losses of $1,141.
(4)	Adjustment to valuation allowance for state credits of $514.
(5)	Adjustment to valuation allowance for federal net operating losses and federal credits of $26,589, and $400, respectively.
(6)	Adjustment to valuation allowance for state net operating losses of $(2,540).

See accompanying report of independent registered public accounting firm

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Management's Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.  Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                  Other Information.

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings "Proposal Number One - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" under Item 4 of Part I of this report.

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

Item 11.                  Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings "Compensation of Directors" and "Compensation of Executive Officers" in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2012 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(3)	—	—	3,563,431
Equity compensation plans not approved by security holders(4)	—	—	85,185
Total	—	—	3,648,616

(1)	In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock, restricted stock units or other forms of equity-based compensation. As of December 31, 2012, 3,951,950 shares of unvested restricted stock and 103,254 restricted stock units issued under our Omnibus Stock Incentive Plan were outstanding. Such shares and restricted stock units are not reflected in the table above.

(2)	The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 2,317,953 shares remaining available for future issuance under our Omnibus Stock Incentive Plan and 1,245,478 shares remaining available for future issuance under our Associate Stock Purchase Plan.

(3)	Under the terms of our Omnibus Stock Incentive Plan, the number of shares reserved and available for issuance will increase annually each January 1 by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year. Under the terms of our Associate Stock Purchase Plan, the number of shares reserved and available for issuance will automatically increase by 200,000 shares on the first day of each calendar year beginning January 1, 2010.

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

October 1 and January 1.  Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made.  The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price.  Fractional amounts will be paid in cash.  The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading "Proposal Number Two – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements
Balance Sheets as of December 31, 2012 and 2011
Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010
Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010
Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
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

BROOKDALE SENIOR LIVING INC.

By:	/s/ W.E. Sheriff
Name:	W.E. Sheriff
Title:	Chief Executive Officer
Date:	February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Leeds	Non-Executive Chairman of the Board	February 19, 2013
Jeffrey R. Leeds

/s/ W.E. Sheriff	Chief Executive Officer and Director	February 19, 2013
W.E. Sheriff	(Principal Executive Officer)

/s/ Mark W. Ohlendorf	Co-President and Chief Financial Officer	February 19, 2013
Mark W. Ohlendorf	(Principal Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	February 19, 2013
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 19, 2013
Jackie M. Clegg

/s/ Wesley R. Edens	Director	February 19, 2013
Wesley R. Edens

/s/ Randal A. Nardone	Director	February 19, 2013
Randal A. Nardone

/s/ Mark J. Schulte	Director	February 19, 2013
Mark J. Schulte

/s/ James R. Seward	Director	February 19, 2013
James R. Seward

/s/ Samuel Waxman	Director	February 19, 2013
Samuel Waxman

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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
10.1
Consent to Change of Control and Third Amendment to Master Lease, dated April 1, 2006, by and between Health Care Property Investors, Inc., Texas HCP Holding, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, and ARC LaBarc Real Estate Holdings, LLC, on the one hand, and Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., LaBarc, L.P. and Park Place Investments, LLC, on the other hand, and ARCPI Holdings, Inc. and American Retirement Corporation (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2006).

10.2
Second Amended and Restated Master Lease Agreement, dated as of April 7, 2006, among Health Care REIT, Inc., HCRI North Carolina Properties III, Limited Partnership, HCRI Tennessee Properties, Inc., HCRI Indiana Properties, LLC, HCRI Wisconsin Properties, LLC, and HCRI Texas Properties, Ltd., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 333-135030) filed on June 14, 2006).

10.3.1
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.2
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.3
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.4
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.4
Separation Agreement and General Release, dated February 7, 2008, between Brookdale Senior Living Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2008).*

10.5	Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008).*
10.6
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2009).*

10.7
Employment Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2009).*

10.8
Restricted Stock Unit Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 26, 2009).*

10.9
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-160354) filed on June 30, 2009).*

10.10
First Amendment to Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated, effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2009).*

10.11.1
Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 26, 2010).

10.11.2
First Amendment, dated as of May 5, 2010, to the Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

10.12
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).*

10.13
Amended and Restated Credit Agreement, dated as of January 31, 2011, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4, 2011).

10.14
First Amendment, dated as of February 23, 2011, to Amended and Restated Credit Agreement, dated as of January 31, 2011, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on February 28, 2011).

10.15	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011).*
10.16
Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.17
Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.18
Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.19
Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.20
Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.21
Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.22
Additional Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.23
Additional Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.24
Additional Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.25
Additional Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.26
Additional Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.27
Additional Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

10.28
Master Credit Facility Agreement, dated as of July 29, 2011, by and among various subsidiaries of Brookdale Senior Living Inc. and Oak Grove Commercial Mortgage, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011).

10.29
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 9, 2011).*

10.30
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 9, 2011).*

10.31
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 9, 2011).*

10.32
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 9, 2011).*

10.33	Form of Outside Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).*
10.34
Amendment to Employment Agreement, effective as of November 5, 2012, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012).*

10.35
Amendment to Restricted Stock Unit Agreement, effective as of November 5, 2012, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012).*

10.36
Employment Agreement, dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013).*

10.37
Restricted Share Agreement (Time-Vesting), dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2013).*

10.38
Restricted Share Agreement (Performance-Vesting), dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2013).*

10.39	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members).*

10.40	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents).*
10.41	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members).*
10.42	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents).*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contract or Compensatory Plan