Form 10-Q
period 2013-03-31
Brookdale Senior Living Inc.
filed 2013-05-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, 123,040,703 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$28,242	$69,240
Cash and escrow deposits — restricted	42,666	43,096
Accounts receivable, net	109,178	100,401
Deferred tax asset	13,377	13,377
Prepaid expenses and other current assets, net	89,899	82,924
Total current assets	283,362	309,038
Property, plant and equipment and leasehold intangibles, net	3,853,423	3,879,977
Cash and escrow deposits — restricted	62,370	62,767
Investment in unconsolidated ventures	36,287	31,386
Goodwill	109,553	109,553
Other intangible assets, net	158,804	159,942
Other assets, net	117,109	113,315
Total assets	$4,620,908	$4,665,978

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$307,845	$509,543
Trade accounts payable	45,920	43,184
Accrued expenses	187,466	200,895
Refundable entrance fees and deferred revenue	364,148	370,755
Tenant security deposits	5,966	6,521
Total current liabilities	911,345	1,130,898
Long-term debt, less current portion	2,286,085	2,089,826
Line of credit	45,000	80,000
Deferred entrance fee revenue	81,098	79,010
Deferred liabilities	150,444	150,788
Deferred tax liability	96,187	96,187
Other liabilities	42,880	42,283
Total liabilities	3,613,039	3,668,992

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at March 31, 2013 and December 31, 2012; 130,097,962 and 129,117,946 shares issued and 127,669,561 and 126,689,545 shares outstanding (including 4,629,150 and 3,951,950 unvested restricted shares), respectively	1,277	1,267
Additional paid-in-capital	2,005,261	1,997,946
Treasury stock, at cost; 2,428,401 shares at March 31, 2013 and December 31, 2012	(46,800)	(46,800)
Accumulated deficit	(951,869)	(955,427)
Total stockholders' equity	1,007,869	996,986
Total liabilities and stockholders' equity	$4,620,908	$4,665,978

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue
Resident fees	$624,370	$596,549
Management fees	7,609	7,444
Reimbursed costs incurred on behalf of managed communities	80,287	78,715
Total revenue	712,266	682,708

Expense
Facility operating expense (excluding depreciation and amortization of $57,255 and $57,936, respectively)	413,003	398,769
General and administrative expense (including non-cash stock-based compensation expense of $6,894 and $6,435, respectively)	46,611	44,973
Facility lease expense	69,019	71,445
Depreciation and amortization	64,659	63,344
Asset impairment	—	1,083
Loss on acquisition	—	636
Gain on facility lease termination	—	(2,780)
Costs incurred on behalf of managed communities	80,287	78,715
Total operating expense	673,579	656,185
Income from operations	38,687	26,523

Interest income	303	852
Interest expense:
Debt	(30,971)	(32,050)
Amortization of deferred financing costs and debt discount	(4,569)	(4,473)
Change in fair value of derivatives and amortization	135	(233)
Loss on extinguishment of debt	—	(221)
Equity in earnings of unconsolidated ventures	115	99
Other non-operating income (loss)	1,006	(111)
Income (loss) before income taxes	4,706	(9,614)
Provision for income taxes	(1,148)	(930)
Net income (loss)	$3,558	$(10,544)

Basic earnings (loss) per share	$0.03	$(0.09)

Weighted average shares used in computing basic earnings (loss) per share	122,823	121,145

Diluted earnings (loss) per share	$0.03	$(0.09)

Weighted average shares used in computing diluted earnings (loss) per share	124,391	121,145

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$3,558	$(10,544)
Other comprehensive income:
Unrealized gain on marketable securities - restricted	—	1,038
Other	—	9
Total other comprehensive income, net of tax	—	1,047
Comprehensive income (loss)	$3,558	$(9,497)

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total
Balances at January 1, 2013 as previously reported	126,689	$1,267	$1,997,946	$(46,800)	$(949,696)	$1,002,717
Retrospective adjustment for adoption of accounting policy	―	―	―	―	(5,731)	(5,731)
Balances at January 1, 2013 as adjusted	126,689	1,267	1,997,946	(46,800)	(955,427)	996,986
Compensation expense related to restricted stock grants	―	―	6,894	―	―	6,894
Net income	―	―	―	―	3,558	3,558
Issuance of common stock under Associate Stock Purchase Plan	15	―	366	―	―	366
Restricted stock, net	966	10	―	―	―	10
Other	―	―	55	―	―	55
Balances at March 31, 2013	127,670	$1,277	$2,005,261	$(46,800)	$(951,869)	$1,007,869

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$3,558	$(10,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	―	221
Depreciation and amortization	69,228	67,817
Asset impairment	―	1,083
Equity in earnings of unconsolidated ventures	(115)	(99)
Distributions from unconsolidated ventures from cumulative share of net earnings	668	206
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(7,133)	(6,066)
Proceeds from deferred entrance fee revenue	9,237	7,000
Deferred income tax benefit	―	(135)
Change in deferred lease liability	748	1,642
Change in fair value of derivatives and amortization	(135)	233
(Gain) loss on sale of assets	(926)	114
Loss on acquisition	―	636
Gain on facility lease termination	―	(2,780)
Non-cash stock-based compensation	6,894	6,435
Changes in operating assets and liabilities:
Accounts receivable, net	(9,064)	(5,317)
Prepaid expenses and other assets, net	9,140	(1,681)
Accounts payable and accrued expenses	(10,871)	(23,705)
Tenant refundable fees and security deposits	(335)	(442)
Deferred revenue	(5,316)	12,168
Net cash provided by operating activities	64,485	45,693

Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(1,952)	(2,217)
Decrease in cash and escrow deposits — restricted	826	8,442
Purchase of marketable securities — restricted	―	(761)
Additions to property, plant and equipment and leasehold intangibles, net of related payables	(51,614)	(41,533)
Acquisition of assets, net of related payables and cash received	(2)	(104,984)
Issuance of notes receivable, net	(17)	(439)
Investment in unconsolidated ventures	(5,843)	―
Distributions received from unconsolidated ventures	―	100
Proceeds from sale of assets, net	440	―
Net cash used in investing activities	(58,162)	(141,392)

Cash Flows from Financing Activities
Proceeds from debt	8,955	175,838
Repayment of debt and capital lease obligations	(17,707)	(86,068)
Proceeds from line of credit	105,000	130,000
Repayment of line of credit	(140,000)	(110,000)
Payment of financing costs, net of related payables	(2,200)	(2,378)
Refundable entrance fees:
Proceeds from refundable entrance fees	7,636	7,989
Refunds of entrance fees	(9,320)	(8,102)
Cash portion of loss on extinguishment of debt	―	(118)
Recouponing and payment of swap termination	―	(99)
Other	315	(86)
Net cash (used in) provided by financing activities	(47,321)	106,976
Net (decrease) increase in cash and cash equivalents	(40,998)	11,277
Cash and cash equivalents at beginning of period	69,240	30,836
Cash and cash equivalents at end of period	$28,242	$42,113

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2013, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Cash and cash equivalents and cash and escrow deposits-restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value and estimated fair value of approximately $2.6 billion and $2.7 billion as of March 31, 2013 and December 31, 2012, respectively. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

Cumulative Effect Adjustment

In July 2012, the FASB issued ASU 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees ("ASU 2012-01").  ASU 2012-01 amends the situations in which recognition of deferred revenue for refundable advance fees is appropriate.  Under this amendment, refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability.  The guidance in ASU 2012-01 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company adopted the provisions of this update as of January 1, 2013 and incorporated the provisions of this update to its consolidated financial statements through retrospective application to all periods presented and a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2013 in this Quarterly Report on Form 10-Q.

The effect of this change in accounting was not material to the consolidated results of operations or financial position for any period, including the first quarters of 2013 and 2012, and did not impact cash flows from operations in either period.  The Company increased its accumulated deficit by $5.7 million to reflect the net cumulative effect of the adoption of ASU 2012-01.

The related adjustments will be made to the applicable prior periods as such financial information is included in future filings with the SEC, but no later than the filing of the Company's Annual Report on Form 10-K for the year ending December 31, 2013.  The impact of all adjustments made to the prior annual consolidated financial statements is summarized as follows (dollars in thousands):

	As of and for the Year Ended December 31, 2012
	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheets
Refundable entrance fees and deferred revenue	$361,360	$9,395	$370,755
Deferred tax liability	99,851	(3,664)	96,187
Accumulated deficit	(949,696)	(5,731)	(955,427)

Consolidated Statements of Operations
Resident fees	$2,414,283	$(1,347)	$2,412,936
Total revenue	2,770,085	(1,347)	2,768,738
Loss before income taxes	(63,601)	(1,347)	(64,948)
Provision for income taxes	(2,044)	525	(1,519)
Net loss	(65,645)	(822)	(66,467)
Basic and diluted net loss per share	(0.54)	—	(0.54)

Consolidated Statements of Cash Flows
Net loss	$(65,645)	$(822)	$(66,467)
Amortization of entrance fees	(26,709)	1,347	(25,362)
Deferred income tax benefit	—	(525)	(525)

	Year Ended December 31, 2011
	As Reported	Adjustment	As Adjusted
Consolidated Statements of Operations
Resident fees	$2,291,757	$(1,435)	$2,290,322
Total revenue	2,457,918	(1,435)	2,456,483
Loss before income taxes	(65,835)	(1,435)	(67,270)
Provision for income taxes	(2,340)	560	(1,780)
Net loss	(68,175)	(875)	(69,050)
Basic and diluted net loss per share	(0.56)	(0.01)	(0.57)

Consolidated Statements of Cash Flows
Net loss	$(68,175)	$(875)	$(69,050)
Amortization of entrance fees	(25,401)	1,435	(23,966)
Deferred income tax provision	943	(560)	383

The prior period financial statements included in this filing have been revised to reflect this change in accounting, the effects of which have been summarized below (dollars in thousands):

	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Resident fees	$596,886	$(337)	$596,549
Total revenue	683,045	(337)	682,708
Loss before income taxes	(9,277)	(337)	(9,614)
Provision for income taxes	(1,061)	131	(930)
Net loss	(10,338)	(206)	(10,544)
Basic and diluted net loss per share	(0.09)	-	(0.09)

Condensed Consolidated Statements of Cash Flows
Net loss	$(10,338)	$(206)	$(10,544)
Amortization of entrance fees	(6,403)	337	(6,066)
Deferred income tax benefit	(4)	(131)	(135)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

3.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents.  For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding.  Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock.  Potentially dilutive common stock equivalents include unvested restricted stock, restricted stock units and convertible debt instruments and warrants.

The following table summarizes the computation of basic and diluted earnings (loss) per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Income attributable to common shareholders:
Net income (loss)	$3,558	$(10,544)
Weighted-average shares outstanding - basic	122,823	121,145
Effect of dilutive securities - Unvested restricted stock and restricted stock units	1,568	—
Weighted-average shares outstanding - diluted	124,391	121,145

Basic earnings (loss) per common share:
Net income (loss) per share attributable to common shareholders	$0.03	$(0.09)
Diluted earnings (loss) per common share:
Net income (loss) per share attributable to common shareholders	$0.03	$(0.09)

For the three months ended March 31, 2013, the calculation of diluted weighted average shares excludes the impact of conversion of the Company's $316.3 million of convertible senior notes, as the initial conversion price of approximately $29.325 per share was higher than the average trading price of the Company's common stock making the instruments anti-dilutive.  As of March 31, 2013, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion.  The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.  In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock, as the initial strike price of $40.25 per share was also higher than the average trading price of the Company's common stock making the instruments anti-dilutive.  As of March 31, 2013, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.  The calculation of diluted weighted average shares for the three months ended March 31, 2013 also excludes 0.5 million of performance-based restricted stock awards.

For the three months ended March 31, 2012, the Company recorded a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were anti-dilutive for the period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculation of diluted weighted average shares for the three months ended March 31, 2012 was 5.0 million.

4.  Dispositions

During the three months ended March, 31, 2013, the Company sold two communities for an aggregate selling price of $7.2 million.  The results of operations of the communities were previously reported in the Assisted Living segment.

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

For all service awards, the Company records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.  For awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated quarterly.  If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The Company's compensation expense recorded in connection with grants of restricted stock for the three months ended March 31, 2013 and 2012 reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2013	1,036	$25.32 − $27.36	$27,858

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2013 and the year ended December 31, 2012 presented on an operating segment basis (dollars in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(521)	$7,121	$7,642	$(521)	$7,121
Assisted Living	102,680	(248)	102,432	102,680	(248)	102,432
CCRCs - Rental	56,281	(56,281)	—	56,281	(56,281)	—
CCRCs - Entry Fee	158,718	(158,718)	—	158,718	(158,718)	—
Total	$325,321	$(215,768)	$109,553	$325,321	$(215,768)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three months ended March 31, 2013.

Community purchase options are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the three months ended March 31, 2013.  The following is a summary of other intangible assets at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(22,188)	$125,422	$147,610	$(21,263)	$126,347
Health care licenses	31,084	—	31,084	31,082	—	31,082
Other	2,585	(287)	2,298	2,585	(72)	2,513
Total	$181,279	$(22,475)	$158,804	$181,277	$(21,335)	$159,942

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2013 and 2012 was $1.1 million and $0.9 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	March 31, 2013	December 31, 2012
Land	$295,513	$296,314
Buildings and improvements	3,400,253	3,391,667
Leasehold improvements	61,183	60,186
Furniture and equipment	559,708	541,585
Resident and leasehold operating intangibles	441,547	441,603
Construction in progress	79,102	75,419
Assets under capital and financing leases	677,226	674,492
	5,514,532	5,481,266
Accumulated depreciation and amortization	(1,661,109)	(1,601,289)
Property, plant and equipment and leasehold intangibles, net	$3,853,423	$3,879,977

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.  No indicators of impairment were present during the three months ended March 31, 2013.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	March 31, 2013	December 31, 2012
Mortgage notes payable due 2013 through 2022; weighted average interest rate of 4.61% for the three months ended March 31, 2013, net of debt discount of $0.3 million (weighted average interest rate of 4.62% in 2012)	$1,695,258	$1,701,515
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of principal and interest through maturity in August 2013	143,310	144,384

Discount mortgage note payable due June 2013, weighted average interest rate of 2.46% for the three months ended March 31, 2013, net of debt discount of $0.5 million and $1.0 million in 2013 and 2012, respectively (weighted average interest rate of 2.56% in 2012)	80,687	80,533
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; weighted average interest rate of 1.42% for the three months ended March 31, 2013 (weighted average interest rate of 1.65% in 2012), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	99,646	99,847
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.16% for the three months ended March 31, 2013 (weighted average interest rate of 8.16% in 2012)	312,679	319,745
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $62.5 million and $65.0 million in 2013 and 2012, respectively, interest at 2.75% per annum, due June 2018	253,775	251,312
Construction financing due 2017 through 2024; weighted average interest rate of 8.0% for the three months ended March 31, 2013 (weighted average interest rate of 8.0% in 2012)	4,093	1,280
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.81% for the three months ended March 31, 2013 (weighted average interest rate of 2.81% in 2012), due 2013	4,482	753
Total debt	2,593,930	2,599,369
Less current portion	307,845	509,543
Total long-term debt	$2,286,085	$2,089,826

As of March 31, 2013, the current portion of long-term debt within the Company's condensed consolidated financial statements reflects approximately $276.2 million of mortgage notes payable due within the next 12 months.  Although these debt obligations are scheduled to mature on or prior to March 31, 2014, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $80.0 million of certain mortgages payable included in such debt until 2020, as the instruments associated with such mortgages payable provide that the Company can extend the respective maturity dates for terms of seven years from the existing maturity dates.  The Company presently anticipates that it will either satisfy the conditions precedent for extending these obligations and will exercise the extension options or it will refinance or repay the $276.2 million of mortgage notes payable at or prior to maturity.

Credit Facilities

On March 28, 2013, the Company entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety the Company's existing amended and restated credit agreement dated as of January 31, 2011, as previously amended.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement also provides options to increase the committed amount initially from $230.0 million to $250.0 million and thereafter from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement now also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.

Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin.   The applicable margin varies with the percentage of the total commitment drawn, with a 3.25% margin at 25% or lower utilization, a 3.75% margin at utilization greater than 25% but less than or equal to 50%, and a 4.25% margin at greater than 50% utilization.  For purposes of determining the interest rate, in no event will LIBOR be less than 0.5% per annum.  The

Company is also required to pay a quarterly commitment fee of 0.5% per annum on the unused portion of the facility.

The revolving line of credit can be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by a first priority mortgage on certain of the Company's communities. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility.

The amended credit agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the amended credit agreement, which would result in termination of all commitments under the amended credit agreement and all amounts owing under the amended credit agreement and certain other loan agreements becoming immediately due and payable.

As of March 31, 2013, the Company had an available secured line of credit with a $230.0 million commitment and $198.6 million of availability (of which $45.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of March 31, 2013.  Letters of credit totaling $78.0 million had been issued under these facilities as of that date.

Financings

On April 3, 2013, the Company obtained a $25.0 million first mortgage loan, secured by the underlying community.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 275 basis points and matures in April 2018.  In connection with the transaction, the Company repaid $29.0 million of existing variable rate debt.

On April 12, 2013, the Company obtained $259.0 million in loans secured by first mortgages on 23 communities.  The loans bear interest at a variable rate equal to 30-day LIBOR plus a margin of 246 basis points.  The loans mature in May 2023 and require amortization of principal over a 30 year period.  Proceeds of the loans, together with cash on hand, were used to refinance or prepay a total of $275.2 million of mortgage debt which was scheduled to mature in May and July 2013 and variable rate tax-exempt bonds scheduled to mature in 2032.

On April 22, 2013, the Company obtained a $28.0 million first mortgage loan, secured by two communities.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 275 basis points and matures in April 2018.  In connection with the transaction, the Company repaid $35.1 million of existing variable rate debt.

As of March 31, 2013, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$29,027	$30,049
Income taxes paid	$341	$207
Write-off of deferred costs	$—	$744

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Cash and escrow deposits-restricted	$—	$3,313
Prepaid expenses and other current assets	—	(2,817)
Property, plant and equipment and leasehold intangibles, net	—	121,250
Other intangible assets, net	—	3,672
Other assets, net	—	(7,327)
Accrued expenses	—	(392)
Other liabilities	—	4,429
Long-term debt, less current portion	—	(15,000)
Accumulated earnings	—	(2,144)
Net	$—	$104,984

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Cash basis payment	$69,364	$70,896
Straight-line expense	748	1,642
Amortization of deferred gain	(1,093)	(1,093)
Facility lease expense	$69,019	$71,445

12.  Income Taxes

The Company's effective tax rates for the three months ended March 31, 2013 and 2012 were 24.4% and (9.7%), respectively.  The difference in the effective rates for the three months ended March 31, 2013 and 2012 was primarily due to the impact of the Company's improved financial results under generally accepted accounting principles.

The Company recorded additional interest charges related to its tax contingency reserve for the three months ended March 31, 2013.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

13.  Segment Information

The Company currently has six reportable segments: retirement centers; assisted living; CCRCs - rental; CCRCs - entry fee; ISC; and management services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue(1)
Retirement Centers	$128,922	$124,512
Assisted Living	260,615	251,352
CCRCs - Rental	100,327	95,112
CCRCs - Entry Fee	74,308	71,719
ISC	60,198	53,854
Management Services(2)	87,896	86,159
	$712,266	$682,708
Segment operating income(3)
Retirement Centers	$53,334	$50,991
Assisted Living	96,285	90,563
CCRCs - Rental	29,077	28,019
CCRCs - Entry Fee	19,571	16,805
ISC	13,100	11,402
Management Services	7,609	7,444
	218,976	205,224
General and administrative (including non-cash stock-based compensation expense)	46,611	44,973
Facility lease expense	69,019	71,445
Depreciation and amortization	64,659	63,344
Asset impairment	—	1,083
Loss on acquisition	—	636
Gain on facility lease termination	—	(2,780)
Income from operations	$38,687	$26,523

	As of
	March 31, 2013	December 31, 2012
Total assets
Retirement Centers	$1,255,802	$1,256,497
Assisted Living	1,427,052	1,438,934
CCRCs - Rental	531,131	534,220
CCRCs - Entry Fee	943,038	951,584
ISC	91,974	90,357
Corporate and Management Services	371,911	394,386
Total assets	$4,620,908	$4,665,978

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Seniors Housing Real Estate Investment Trust; statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, occupancy, revenue, cash flow, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion and development activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment, returns on invested capital and taxes; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring; the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2013 and 2012 and the amount and percentage of increase of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase
	2013	2012	Amount	Percent
Total revenues	$712.3	$682.7	$29.6	4.3%
Net income (loss)	$3.6	$(10.5)	$14.1	133.7%
Adjusted EBITDA	$110.3	$96.6	$13.7	14.2%
Cash From Facility Operations	$67.8	$54.6	$13.3	24.3%
Facility Operating Income	$204.2	$191.7	$12.5	6.5%

Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See "Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net income (loss) to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.

During the three months ended March 31, 2013, we experienced an increase in our total revenues, primarily due to increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  Total revenues for the three months ended March 31, 2013 increased to $712.3 million, an increase of $29.6 million, or 4.3%, over our total revenues for the three months ended March 31, 2012.  Resident fees for the three months ended March 31, 2013 increased $27.8 million, or 4.7%, from the prior year period. Management fees increased $0.2 million, or 2.2%, from the first quarter of 2012, and reimbursed costs incurred on behalf of managed communities increased $1.6 million, or 2.0%.

The increase in resident fees during the three months ended March 31, 2013 was primarily a result of a 2.8% increase in senior housing average monthly revenue per unit compared to the prior year period, a 70 basis points increase in average occupancy and growing revenues from our ancillary services programs.  Our weighted average occupancy rate for the three months ended March 31, 2013 and 2012 was 88.5% and 87.8%, respectively.  The increases in occupancy rates were a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During the three months ended March 31, 2013, we also made progress in controlling our cost growth.  Facility operating expenses for the first quarter of 2013 were $413.0 million, an increase of $14.2 million, or 3.6%, from the first quarter of 2012.

Net income for the three months ended March 31, 2013 was $3.6 million, or $0.03 per basic and diluted common share, compared to a net loss of $10.5 million, or $(0.09) per basic and diluted common share, for the first quarter of 2012.

During the three months ended March 31, 2013, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 14.2%, 24.3% and 6.5%, respectively, when compared to the three months ended March 31, 2012.

During the three months ended March 31, 2013, we continued to expand our ancillary services offerings.  As of March 31, 2013, we offered therapy services to approximately 52,000 of our units and home health services to approximately 46,000 of our units (approximately 38,000 and 32,000 of these units, respectively, are in our consolidated portfolio).   We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.

During the first quarter of 2013, we entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our existing amended and restated credit agreement dated as of January 31, 2011, as previously amended.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement also provides options to increase the committed amount initially from $230.0 million to $250.0 million and thereafter from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement now also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.

Consolidated Results of Operations

Three Months Ended March 31, 2013 and 2012

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$128,922	$124,512	$4,410	3.5%
Assisted Living	260,615	251,352	9,263	3.7%
CCRCs - Rental	100,327	95,112	5,215	5.5%
CCRCs - Entry Fee	74,308	71,719	2,589	3.6%
ISC	60,198	53,854	6,344	11.8%
Total resident fees	624,370	596,549	27,821	4.7%
Management services(1)	87,896	86,159	1,737	2.0%
Total revenue	712,266	682,708	29,558	4.3%

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Expense
Facility operating expense
Retirement Centers	75,588	73,521	2,067	2.8%
Assisted Living	164,330	160,789	3,541	2.2%
CCRCs - Rental	71,250	67,093	4,157	6.2%
CCRCs - Entry Fee	54,737	54,914	(177)	(0.3%)
ISC	47,098	42,452	4,646	10.9%
Total facility operating expense	413,003	398,769	14,234	3.6%
General and administrative expense	46,611	44,973	1,638	3.6%
Facility lease expense	69,019	71,445	(2,426)	(3.4%)
Depreciation and amortization	64,659	63,344	1,315	2.1%
Asset impairment	—	1,083	(1,083)	(100.0%)
Loss on acquisition	—	636	(636)	(100.0%)
Gain on facility lease termination	—	(2,780)	(2,780)	(100.0%)
Costs incurred on behalf of managed communities	80,287	78,715	1,572	2.0%
Total operating expense	673,579	656,185	17,394	2.7%
Income from operations	38,687	26,523	12,164	45.9%
Interest income	303	852	(549)	(64.4%)
Interest expense
Debt	(30,971)	(32,050)	(1,079)	(3.4%)
Amortization of deferred financing costs and debt discount	(4,569)	(4,473)	96	2.1%
Change in fair value of derivatives and amortization	135	(233)	368	157.9%
Loss on extinguishment of debt	—	(221)	(221)	(100.0%)
Equity in earnings of unconsolidated ventures	115	99	16	16.2%
Other non-operating income (loss)	1,006	(111)	1,117	NM

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Income (loss) before income taxes	4,706	(9,614)	14,320	148.9%
Provision for income taxes	(1,148)	(930)	218	23.4%
Net income (loss)	$3,558	$(10,544)	$14,102	133.7%

Selected Operating and Other Data:
Total number of communities (period end)	649	646	3	0.5%
Total units operated(2)
Period end	66,127	66,093	34	0.1%
Weighted average	66,067	66,137	(70)	(0.1%)
Owned/leased communities units(2)
Period end	47,850	47,904	(54)	(0.1%)
Weighted average	47,953	47,884	69	0.1%
Owned/leased communities occupancy rate (weighted average)	88.5%	87.8%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,375	$4,257	$118	2.8%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	—	—
Total units(2)
Period end	14,429	14,452	(23)	(0.2%)
Weighted average	14,429	14,452	(23)	(0.2%)
Occupancy rate (weighted average)	89.5%	88.8%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$3,328	$3,235	$93	2.9%
Assisted Living
Number of communities (period end)	431	434	(3)	(0.7%)
Total units(2)
Period end	21,446	21,635	(189)	(0.9%)
Weighted average	21,556	21,635	(79)	(0.4%)
Occupancy rate (weighted average)	89.1%	88.5%	0.6%	0.7%
Senior Housing average monthly revenue per unit(3)	$4,523	$4,379	$144	3.3%
CCRCs - Rental
Number of communities (period end)	27	26	1	3.8%
Total units(2)
Period end	6,688	6,627	61	0.9%
Weighted average	6,687	6,626	61	0.9%
Occupancy rate (weighted average)	87.6%	86.5%	1.1%	1.3%
Senior Housing average monthly revenue per unit(3)	$5,709	$5,536	$173	3.1%
CCRCs - Entry Fee
Number of communities (period end)	14	14	—	—
Total units(2)
Period end	5,287	5,190	97	1.9%
Weighted average	5,281	5,171	110	2.1%
Occupancy rate (weighted average)	84.6%	83.7%	0.9%	1.1%
Senior Housing average monthly revenue per unit(3)	$5,011	$5,055	$(44)	(0.9%)

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Other Entry Fee Data
Non-refundable entrance fees sales	$9,237	$7,000	$2,237	32.0%
Refundable entrance fees sales(4)	7,636	7,989	(353)	(4.4%)
Total entrance fee receipts	16,873	14,989	1,884	12.6%
Refunds	(9,320)	(8,102)	1,218	15.0%
Net entrance fees	$7,553	$6,887	$666	9.7%
Management Services
Number of communities (period end)	101	96	5	5.2%
Total units(2)
Period end	18,277	18,189	88	0.5%
Weighted average	18,114	18,253	(139)	(0.8%)
Occupancy rate (weighted average)	84.9%	84.3%	0.6%	0.7%

ISC
Outpatient Therapy treatment codes	821,308	907,816	(86,508)	(9.5%)
Home Health average census	4,289	3,448	841	24.4%
__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the three months ended March 31, 2013 and 2012 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $1.8 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, our total operations included 649 communities with a capacity to serve 66,908 residents.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, and an increase in occupancy.  During the current period, revenues grew 3.6% at the 545 communities we operated during both periods with a 2.6% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.9% in these communities period over period.

Retirement Centers revenue increased $4.4 million, or 3.5%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

Assisted Living revenue increased $9.3 million, or 3.7%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.  The increase was partially offset by the disposition of communities subsequent to the prior year period.

CCRCs - Rental revenue increased $5.2 million, or 5.5%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods and the inclusion of revenue from a community acquired subsequent to the prior year period.

CCRCs - Entry Fee revenue increased $2.6 million, or 3.6%, primarily due to an increase in occupancy at the communities we operated during both periods and an increase in the total number of units.  The increase was partially offset by a decrease in the average monthly revenue per unit at the communities we operated during both periods.

ISC revenue increased $6.3 million, or 11.8%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $1.7 million, or 2.0%, primarily due to additional costs incurred on behalf of managed communities.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increased marketing and advertising expenses, as well as increases in salaries and wages and additional expenses incurred in connection with the expansion of our ancillary services programs. These increases were partially offset by a decrease in bonus expense.

Retirement Centers operating expenses increased $2.1 million, or 2.8%, primarily due to an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by decreases in bonus expense and repairs and maintenance expense in the current year period.

Assisted Living operating expenses increased $3.5 million, or 2.2%, primarily due to increases in marketing and advertising expense and insurance expense.  There was also an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period. These increases were partially offset by decreases in bonus expense and employee benefits expense.

CCRCs - Rental operating expenses increased $4.2 million, or 6.2%, primarily driven by an increase in salaries and wages due to wage rate increases and an increase in healthcare supplies expense due to an increase in occupancy and residents with higher acuity needs. These increases were partially offset by a decrease in real estate tax expense in the current year period.

CCRCs - Entry Fee operating expenses decreased $0.2 million, or 0.3%, primarily driven by a decrease in skilled therapy service expense due to a decrease in hours worked in the current year period.

ISC operating expenses increased $4.6 million, or 10.9%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, an increase in therapy labor expense and an increase in bad debt expense.

General and Administrative Expense

General and administrative expense increased $1.6 million, or 3.6%, primarily as a result of increases in salaries and wage expense and an increase in employee benefits expense.  These increases were partially offset by decreases in integration, transaction-related and electronic medical records ("EMR") roll-out costs compared to the prior period. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.8% and 4.6% for the three months ended March 31, 2013 and 2012, respectively, calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2013		2012

Resident fee revenues	$624,370	79.2%	$596,549	79.0%
Resident fee revenues under management	163,507	20.8%	158,695	21.0%
Total	$787,877	100.0%	$755,244	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$37,612	4.8%	$34,634	4.6%
Non-cash stock-based compensation expense	6,894	0.9%	6,435	0.9%
Integration, transaction-related and EMR roll-out costs	2,105	0.2%	3,904	0.5%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$46,611	5.9%	$44,973	6.0%

Facility Lease Expense

Facility lease expense decreased $2.4 million, or 3.4%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million, or 2.1%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Asset Impairment

During the three months ended March 31, 2012, we recognized $1.1 million of impairment charges related to asset impairments, primarily as a result of fire damage at one of our communities.

Loss on Acquisition

The loss on acquisition recognized during the three months ended March 31, 2012 relates to the reduction of a prior-year gain for adjustments to pre-acquisition self-insurance reserves and the related tax impact.

Gain on Facility Lease Termination

During the three months ended March 31, 2012, we recognized a $2.8 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with nine previously-leased communities that were acquired during the prior year period, partially offset by the write-off of deferred lease costs.

Interest Expense

Interest expense decreased $1.4 million, or 3.7%, primarily due to decreased interest expense related to our mortgage debt, which had lower interest rates period over period.

Income Taxes

Our effective tax rates for the three months ended March 31, 2013 and 2012 were 24.4% and (9.7%), respectively.   The difference in the effective rates for the three months ended March 31, 2013 and 2012 was primarily due to the impact of the Company's improved financial results under generally accepted accounting principles.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended March 31, 2013.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$64,485	$45,693
Cash used in investing activities	(58,162)	(141,392)
Cash (used in) provided by financing activities	(47,321)	106,976
Net (decrease) increase in cash and cash equivalents	(40,998)	11,277
Cash and cash equivalents at beginning of period	69,240	30,836
Cash and cash equivalents at end of period	$28,242	$42,113

The increase in cash provided by operating activities was attributable primarily to improved operating results.

The decrease in cash used in investing activities was primarily attributable to a decrease in cash paid for acquisitions.  The decrease was partially offset by an increase in spending on property, plant, equipment, and leasehold intangibles and by additional investments in unconsolidated ventures.

The change in cash related to financing activities period over period was primarily attributable to an increase in repayments on our line of credit in the current year period and a decrease in the proceeds from debt related to the financing of a prior period acquisition.

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

We are highly leveraged and have significant debt and lease obligations.  As of March 31, 2013, we have three principal corporate-level debt obligations:  our $230.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At March 31, 2013, we had $2.3 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.50% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At March 31, 2013, we had $312.7 million of capital and financing lease obligations, $45.0 million was drawn on our revolving loan facility, and $78.0 million of letters of credit had been issued under our letter of credit facilities.  Approximately $307.8 million of our debt and capital lease obligations are due on or before March 31, 2014.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending March 31, 2014, we will be required to make approximately $279.1 million of payments in connection with our existing operating leases.

During April 2013, the Company completed refinancings of several mortgage loans totaling $339.3 million, which primarily had maturities in 2013.  In their place, the Company obtained mortgage loans totaling $312.0 million to repay the loans, with the remainder paid in cash.  Additionally, four communities became unencumbered and were added to the Company's line of credit borrowing capacity, increasing it by $25.7 million.

We had $28.2 million of cash and cash equivalents at March 31, 2013, excluding cash and escrow deposits-restricted and lease security deposits of $145.5 million in the aggregate.  As of that date, we also had $198.6 million of availability on our revolving credit facility (of which $45.0 million had been drawn as of March 31, 2013).

At March 31, 2013, we had $628.0 million of negative working capital, which includes the classification of $276.2 million of mortgage notes payable and $261.4 million of refundable entrance fees as current liabilities.  Although the mortgage notes payable are scheduled to mature on or prior to March 31, 2014, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $80.0 million of certain mortgages payable included in such debt until 2020, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for terms of seven years from the existing maturity dates. We presently anticipate that we will either satisfy the conditions precedent for extending these obligations and will exercise the extension options or we will refinance or repay the $276.2 million of mortgage notes payable at or prior to maturity.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of the refundable entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $7.6 million of cash for the three months ended March 31, 2013.

For the year ending December 31, 2013, we anticipate that we will make investments of approximately $150.0 million to $165.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $110.0 million to $120.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the three months ended March 31, 2013, we spent approximately $9.3 million for net recurring capital expenditures and approximately $25.2 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $75.0 million to $85.0 million during 2013 in connection with recently initiated or currently planned projects.  For the three months ended March 31, 2013, we spent approximately $11.1 million in connection with our Program Max initiative.

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

As of March 31, 2013, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

On March 28, 2013, we entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our existing amended and restated credit agreement dated as of January 31, 2011, as previously amended.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement also provides options to increase the committed amount initially from $230.0 million to $250.0 million and thereafter from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement now also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.

Amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin.   The applicable margin varies with the percentage of the total commitment drawn, with a 3.25% margin at 25% or lower utilization, a 3.75% margin at utilization greater than 25% but less than or equal to 50%, and a 4.25% margin at greater than 50% utilization.  For purposes of determining the interest rate, in no event will LIBOR be less than 0.5% per annum.  We are also required to pay a quarterly commitment fee of 0.5% per annum on the unused portion of the facility.

The revolving line of credit can be used to finance acquisitions and fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by a first priority mortgage on certain of our communities. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility.

The amended credit agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the amended credit agreement, which would result in termination of all commitments under the amended credit agreement and all amounts owing under the amended credit agreement and certain other loan agreements becoming immediately due and payable.

As of March 31, 2013, we had an available secured line of credit with a $230.0 million commitment and $198.6 million of availability (of which $45.0 million had been drawn as of such date).  We also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of March 31, 2013.  Letters of credit totaling $78.0 million had been issued under these facilities as of that date.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2013.

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

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013(1)	2012(1)
Net income (loss)	$3,558	$(10,544)
Provision for income taxes	1,148	930
Equity in earnings of unconsolidated ventures	(115)	(99)
Loss on extinguishment of debt	—	221
Other non-operating (income) loss	(1,006)	111
Interest expense:
Debt	24,448	24,340
Capitalized lease obligation	6,523	7,710
Amortization of deferred financing costs and debt discount	4,569	4,473
Change in fair value of derivatives and amortization	(135)	233
Interest income	(303)	(852)
Income from operations	38,687	26,523
Gain on facility lease termination	—	(2,780)
Loss on acquisition	—	636
Depreciation and amortization	64,659	63,344
Asset impairment	—	1,083
Straight-line lease expense	748	1,642
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(7,133)	(6,066)
Non-cash stock-based compensation expense	6,894	6,435
Entrance fee receipts(2)	16,873	14,989
Entrance fee disbursements	(9,320)	(8,102)
Adjusted EBITDA	$110,315	$96,611

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $2.1 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013(1)	2012(1)
Net cash provided by operating activities	$64,485	$45,693
Changes in operating assets and liabilities	16,446	18,977
Refundable entrance fees received(2)(3)	7,636	7,989
Entrance fee refunds disbursed	(9,320)	(8,102)
Recurring capital expenditures, net	(9,324)	(8,064)
Lease financing debt amortization with fair market value or no purchase options	(3,371)	(2,929)
Distributions from unconsolidated ventures from cumulative share of net earnings	(668)	(206)
CFFO from unconsolidated ventures	1,958	1,228
Cash From Facility Operations	$67,842	$54,586

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $2.1 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Collections, net of new issuances for the three months ended March 31, 2013 and 2012 were $2.2 million and $0.6 million, respectively.
(3)	Total entrance fee receipts for the three months ended March 31, 2013 and 2012 were $16.9 million and $15.0 million, respectively, including $9.2 million and $7.0 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net income (loss) to Facility Operating Income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$3,558	$(10,544)
Provision for income taxes	1,148	930
Equity in earnings of unconsolidated ventures	(115)	(99)
Loss on extinguishment of debt	—	221
Other non-operating (income) loss	(1,006)	111
Interest expense:
Debt	24,448	24,340
Capitalized lease obligation	6,523	7,710
Amortization of deferred financing costs and debt discount	4,569	4,473
Change in fair value of derivatives and amortization	(135)	233
Interest income	(303)	(852)
Income from operations	38,687	26,523
Gain on facility lease termination	—	(2,780)
Depreciation and amortization	64,659	63,344
Asset impairment	—	1,083
Loss on acquisition	—	636
Facility lease expense	69,019	71,445
General and administrative (including non-cash stock-based compensation expense)	46,611	44,973
Amortization of entrance fees	(7,133)	(6,066)
Management fees	(7,609)	(7,444)
Facility Operating Income	$204,234	$191,714

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2013, we had approximately $1.4 billion of long-term fixed rate debt, $0.8 billion of long-term variable rate debt, excluding our line of credit, and $312.7 million of capital and financing lease obligations. As of March 31, 2013, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.50% (calculated using an imputed interest rate of 7.50% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of March 31, 2013, $1.5 billion, or 64.5%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of March 31, 2013, $575.6 million, or 25.2%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $235.4 million, or 10.3%, of our debt is variable rate debt,

not subject to any cap or swap agreements.   A change in interest rates would have impacted our interest rate expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows: a one, five and ten percent change in interest rates would have an impact of $7.9 million, $40.5 million and $54.2 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2013 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/13 - 01/31/13	-	$-	-	-
02/01/13 - 02/28/13	630	27.84	-	-
03/01/13 - 03/31/13	-	-	-	-
Total	630	$27.84	-	-

(1)	Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock.

(2)
See Note 17 to the consolidated financial statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013, which is incorporated herein by reference, for information regarding our share repurchase program.  No shares were purchased pursuant to this authorization during the three months ended March 31, 2013.  As of March 31, 2013, approximately $82.4 million remains available under this share repurchase authorization.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	May 9, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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
10.1
Employment Agreement, dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013).

10.2
Restricted Share Agreement (Time-Vesting), dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2013).

10.3
Restricted Share Agreement (Performance-Vesting), dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2013).

10.4
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 19, 2013).

10.5
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 19, 2013).

10.6
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 19, 2013).

10.7
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 19, 2013).

10.8	Second Amended and Restated Credit Agreement, dated as of March 28, 2013, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2013).

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