Form 10-Q
period 2013-06-30
Brookdale Senior Living Inc.
filed 2013-08-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013, 124,061,406 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$30,946	$69,240
Cash and escrow deposits — restricted	43,559	43,096
Accounts receivable, net	107,139	100,401
Deferred tax asset	13,377	13,377
Prepaid expenses and other current assets, net	88,004	82,924
Total current assets	283,025	309,038
Property, plant and equipment and leasehold intangibles, net	3,855,653	3,879,977
Cash and escrow deposits — restricted	59,282	62,767
Investment in unconsolidated ventures	37,606	31,386
Goodwill	109,553	109,553
Other intangible assets, net	159,949	159,942
Other assets, net	125,774	113,315
Total assets	$4,630,842	$4,665,978

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$69,727	$509,543
Trade accounts payable	45,361	43,184
Accrued expenses	205,354	200,895
Refundable entrance fees and deferred revenue	370,142	370,755
Tenant security deposits	5,620	6,521
Total current liabilities	696,204	1,130,898
Long-term debt, less current portion	2,486,222	2,089,826
Line of credit	70,000	80,000
Deferred entrance fee revenue	83,102	79,010
Deferred liabilities	150,034	150,788
Deferred tax liability	96,187	96,187
Other liabilities	38,961	42,283
Total liabilities	3,620,710	3,668,992

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at June 30, 2013 and December 31, 2012; 130,066,055 and 129,117,946 shares issued and 127,638,057 and 126,689,545 shares outstanding (including 3,576,939 and 3,951,950 unvested restricted shares), respectively	1,276	1,267
Additional paid-in-capital	2,012,725	1,997,946
Treasury stock, at cost; 2,428,401 shares at June 30, 2013 and December 31, 2012	(46,800)	(46,800)
Accumulated deficit	(957,069)	(955,427)
Total stockholders' equity	1,010,132	996,986
Total liabilities and stockholders' equity	$4,630,842	$4,665,978

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Resident fees	$620,938	$602,050	$1,245,308	$1,198,599
Management fees	7,744	7,499	15,353	14,943
Reimbursed costs incurred on behalf of managed communities	87,786	80,924	168,073	159,639
Total revenue	716,468	690,473	1,428,734	1,373,181

Expense
Facility operating expense (excluding depreciation and amortization of $59,444, $58,090, $116,699 and $116,026, respectively)	416,027	403,515	829,030	802,284
General and administrative expense (including non-cash stock-based compensation expense of $6,988, $6,729, $13,882 and $13,164, respectively)	46,035	46,071	92,646	91,044
Facility lease expense	68,777	70,628	137,796	142,073
Depreciation and amortization	67,254	63,561	131,913	126,905
Asset impairment	2,154	7,246	2,154	8,329
Loss on acquisition	—	—	—	636
Gain on facility lease termination	—	—	—	(2,780)
Costs incurred on behalf of managed communities	87,786	80,924	168,073	159,639
Total operating expense	688,033	671,945	1,361,612	1,328,130
Income from operations	28,435	18,528	67,122	45,051

Interest income	252	692	555	1,544
Interest expense:
Debt	(29,843)	(32,431)	(60,814)	(64,481)
Amortization of deferred financing costs and debt discount	(4,348)	(4,586)	(8,917)	(9,059)
Change in fair value of derivatives and amortization	1,836	(278)	1,971	(511)
Loss on extinguishment of debt	(893)	—	(893)	(221)
Equity in earnings (loss) of unconsolidated ventures	445	(61)	560	38
Other non-operating income (loss)	80	3	1,086	(108)
(Loss) income before income taxes	(4,036)	(18,133)	670	(27,747)
Provision for income taxes	(1,164)	(882)	(2,312)	(1,812)
Net loss	$(5,200)	$(19,015)	$(1,642)	$(29,559)

Basic and diluted net loss per share	$(0.04)	$(0.16)	$(0.01)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	123,405	121,708	123,114	121,426

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(5,200)	$(19,015)	$(1,642)	$(29,559)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities - restricted	—	(200)	—	838
Other	—	52	—	61
Total other comprehensive (loss) income, net of tax	—	(148)	—	899
Comprehensive loss	$(5,200)	$(19,163)	$(1,642)	$(28,660)

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total
Balances at January 1, 2013 as previously reported	126,689	$1,267	$1,997,946	$(46,800)	$(949,696)	$1,002,717
Retrospective adjustment for adoption of accounting policy	―	―	―	―	(5,731)	(5,731)
Balances at January 1, 2013 as adjusted	126,689	1,267	1,997,946	(46,800)	(955,427)	996,986
Compensation expense related to restricted stock grants	―	―	13,882	―	―	13,882
Net loss	―	―	―	―	(1,642)	(1,642)
Issuance of common stock under Associate Stock Purchase Plan	31	―	744	―	―	744
Restricted stock, net	918	9	―	―	―	9
Other	―	―	153	―	―	153
Balances at June 30, 2013	127,638	$1,276	$2,012,725	$(46,800)	$(957,069)	$1,010,132

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(1,642)	$(29,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	893	221
Depreciation and amortization	140,830	135,964
Asset impairment	2,154	8,329
Equity in earnings of unconsolidated ventures	(560)	(38)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,441	1,015
Amortization of deferred gain	(2,186)	(2,186)
Amortization of entrance fees	(14,165)	(12,376)
Proceeds from deferred entrance fee revenue	21,361	17,377
Deferred income tax benefit	―	(304)
Change in deferred lease liability	1,432	3,206
Change in fair value of derivatives and amortization	(1,971)	511
(Gain) loss on sale of assets	(902)	172
Loss on acquisition	―	636
Gain on facility lease termination	―	(2,780)
Non-cash stock-based compensation	13,882	13,164
Changes in operating assets and liabilities:
Accounts receivable, net	(7,328)	(8,801)
Prepaid expenses and other assets, net	(3,539)	4,446
Accounts payable and accrued expenses	2,055	(7,800)
Tenant refundable fees and security deposits	(593)	(1,117)
Deferred revenue	(6,334)	8,467
Net cash provided by operating activities	144,828	128,547

Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(3,018)	(6,336)
Decrease in cash and escrow deposits — restricted	3,021	5,404
Purchase of marketable securities — restricted	―	(400)
Additions to property, plant and equipment and leasehold intangibles, net	(100,291)	(91,966)
Acquisition of assets, net of related payables and cash received	(4,835)	(109,959)
Issuance of notes receivable, net	(64)	(439)
Investment in unconsolidated ventures	(7,992)	(571)
Distributions received from unconsolidated ventures	―	184
Proceeds from sale of assets, net	7,554	325
Other	―	(702)
Net cash used in investing activities	(105,625)	(204,460)

Cash Flows from Financing Activities
Proceeds from debt	427,622	193,016
Repayment of debt and capital lease obligations	(488,532)	(118,653)
Proceeds from line of credit	190,000	205,000
Repayment of line of credit	(200,000)	(195,000)
Payment of financing costs, net of related payables	(7,895)	(2,714)
Refundable entrance fees:
Proceeds from refundable entrance fees	19,390	17,306
Refunds of entrance fees	(16,776)	(13,531)
Cash portion of loss on extinguishment of debt	(453)	(118)
Purchase of derivatives and payment of swap termination	(1,489)	(1,289)
Other	636	(264)
Net cash (used in) provided by financing activities	(77,497)	83,753
Net (decrease) increase in cash and cash equivalents	(38,294)	7,840
Cash and cash equivalents at beginning of period	69,240	30,836
Cash and cash equivalents at end of period	$30,946	$38,676

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2013, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Cash and cash equivalents and cash and escrow deposits-restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value and estimated fair value of approximately $2.6 billion and $2.7 billion as of June 30, 2013 and December 31, 2012, respectively. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

Cumulative Effect Adjustment

In July 2012, the FASB issued ASU 2012-01, Continuing Care Retirement Communities — Refundable Advance Fees ("ASU 2012-01").  ASU 2012-01 amends the situations in which recognition of deferred revenue for refundable advance fees is appropriate.  Under this amendment, refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability.  The guidance in ASU 2012-01 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company adopted the provisions of this update as of January 1, 2013 and incorporated the provisions of this update to its consolidated financial statements through retrospective application to all periods presented and a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2013.

The effect of this change in accounting was not material to the consolidated results of operations or financial position for any period, including the three and six months ended June 30, 2013 and 2012, and did not impact cash flows from operations in any period.  The Company increased its accumulated deficit by $5.7 million to reflect the net cumulative effect of the adoption of ASU 2012-01.

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

The prior period financial statements included in this filing have been revised to reflect this change in accounting, the effects of which have been summarized below (dollars in thousands):

	Three Months Ended June 30, 2012
	As Reported	Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Resident fees	$602,387	$(337)	$602,050
Total revenue	690,810	(337)	690,473
Loss before income taxes	(17,796)	(337)	(18,133)
Provision for income taxes	(1,014)	132	(882)
Net loss	(18,810)	(205)	(19,015)
Basic and diluted net loss per share	(0.15)	(0.01)	(0.16)

	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Resident fees	$1,199,273	$(674)	$1,198,599
Total revenue	1,373,855	(674)	1,373,181
Loss before income taxes	(27,073)	(674)	(27,747)
Provision for income taxes	(2,075)	263	(1,812)
Net loss	(29,148)	(411)	(29,559)
Basic and diluted net loss per share	(0.24)	-	(0.24)

Condensed Consolidated Statements of Cash Flows
Net loss	$(29,148)	$(411)	$(29,559)
Amortization of entrance fees	(13,050)	674	(12,376)
Deferred income tax benefit	(41)	(263)	(304)

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

During the three and six months ended June 30, 2013 and 2012, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were anti-dilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 4.3 million and 4.9 million for the three months ended June 30, 2013 and 2012, respectively, and 4.4 million and  4.9 million for the six months ended June 30, 2013 and 2012, respectively.

4.  Acquisitions and Dispositions

Effective May 24, 2013, the Company acquired the underlying real estate interest in an entrance fee CCRC that the Company previously managed for an aggregate purchase price of $15.4 million, which included the assumption of the existing mortgage debt and certain liabilities in addition to cash paid. The Company will continue to manage the CCRC and report the results of operations of such community in the Management Services segment until necessary license approvals are obtained.

Effective May 31, 2013, the Company purchased the underlying real estate in an assisted living community for an aggregate purchase price of $2.4 million. The results of operations of the community will be reported in the Assisted Living segment.

During the six months ended June 30, 2013, the Company purchased one home health agency for an aggregate purchase price of approximately $1.4 million. The purchase price of the acquisition has been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

During the six months ended June 30, 2013, the Company sold two communities for an aggregate selling price of $7.2 million.  The results of operations of the communities were previously reported in the Assisted Living segment.

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

The Company's compensation expense recorded in connection with grants of restricted stock for the three and six months ended June 30, 2013 and 2012 reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2013	1,036	$25.32 − $27.36	$ 27,858
Three months ended June 30, 2013	156	$26.85 − $27.50	$ 4,216

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the six months ended June 30, 2013 and the year ended December 31, 2012 presented on an operating segment basis (dollars in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(521)	$7,121	$7,642	$(521)	$7,121
Assisted Living	102,680	(248)	102,432	102,680	(248)	102,432
CCRCs - Rental	56,281	(56,281)	—	56,281	(56,281)	—
CCRCs - Entry Fee	158,718	(158,718)	—	158,718	(158,718)	—
Total	$325,321	$(215,768)	$109,553	$325,321	$(215,768)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the six months ended June 30, 2013.

Community purchase options are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the six months ended June 30, 2013.  The following is a summary of other intangible assets at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(23,112)	$124,498	$147,610	$(21,263)	$126,347
Health care licenses	32,643	—	32,643	31,082	—	31,082
Other	3,330	(522)	2,808	2,585	(72)	2,513
Total	$183,583	$(23,634)	$159,949	$181,277	$(21,335)	$159,942

Amortization expense related to definite-lived intangible assets for the three months ended June 30, 2013 and 2012 was $1.2 million and $0.9 million, respectively, and for the six months ended June 30, 2013 and 2012 was $2.3 million and $1.8 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Land	$298,260	$296,314
Buildings and improvements	3,434,525	3,391,667
Leasehold improvements	69,434	60,186
Furniture and equipment	584,640	541,585
Resident and leasehold operating intangibles	441,657	441,603
Construction in progress	71,892	75,419
Assets under capital and financing leases	682,015	674,492
	5,582,423	5,481,266
Accumulated depreciation and amortization	(1,726,770)	(1,601,289)
Property, plant and equipment and leasehold intangibles, net	$3,855,653	$3,879,977

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the three and six months ended June 30, 2013, there were indicators of impairment on certain long-lived assets. The Company compared the estimated fair value of the assets to their carrying values and recorded an impairment charge for the excess of carrying value over fair value. A non-cash charge of $2.2 million within the CCRCs - Rental segment was recorded in the Company's operating results and reflected as asset impairment in the accompanying condensed consolidated statement of operations. The impairment charges are primarily due to the amount by which the carrying values of the assets exceed the fair value of the estimated selling price.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Mortgage notes payable due 2014 through 2023; weighted average interest rate of 4.22% for the six months ended June 30, 2013, net of debt discount of $0.2 million (weighted average interest rate of 4.62% in 2012)	$1,832,236	$1,701,515
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of principal and interest through maturity in August 2013	142,240	144,384
Discount mortgage note payable due June 2013, net of debt discount of $1.0 million in 2012 (weighted average interest rate of 2.56% in 2012)	—	80,533
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; (weighted average interest rate of 1.65% in 2012), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	—	99,847
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.15% for the six months ended June 30, 2013 (weighted average interest rate of 8.16% in 2012)	306,382	319,745
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $60.0 million and $65.0 million in 2013 and 2012, respectively, interest at 2.75% per annum, due June 2018	256,284	251,312
Construction financing due 2017 through 2024; weighted average interest rate of 8.0% for the six months ended June 30, 2013 (weighted average interest rate of 8.0% in 2012)	6,499	1,280
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.66% for the six months ended June 30, 2013 (weighted average interest rate of 2.81% in 2012), due 2014	12,308	753
Total debt	2,555,949	2,599,369
Less current portion	69,727	509,543
Total long-term debt	$2,486,222	$2,089,826

Credit Facilities

On March 28, 2013, the Company entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety the Company's existing amended and restated credit agreement dated as of January 31, 2011, as previously amended.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement also provides options to increase the committed amount initially from $230.0 million to $250.0 million, which the Company exercised on June 28, 2013, and thereafter from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement now also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.

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

As of June 30, 2013, the Company had an available secured line of credit with a $250.0 million commitment and $225.3 million of availability (of which $70.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of June 30, 2013.  Letters of credit totaling $75.0 million had been issued under these facilities as of that date.

Financings

On April 3, 2013, the Company obtained a $25.0 million first mortgage loan, secured by the underlying community.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 275 basis points and matures in April 2018.  In connection with the transaction, the Company repaid $29.0 million of existing variable rate debt.

On April 12, 2013, the Company obtained $259.0 million in loans secured by first mortgages on 23 communities.  The loans bear interest at a variable rate equal to 30-day LIBOR plus a margin of 246 basis points.  Concurrent with the closing of the loans, the Company entered into a five-year interest rate cap agreement that caps the interest rate on the loans at 5.03%. The loans mature in May 2023 and require amortization of principal over a 30 year period.  Proceeds of the loans, together with cash on hand, were used to refinance or repay a total of $275.2 million of mortgage debt which was scheduled to mature in May 2013 and July 2013 and variable rate tax-exempt bonds scheduled to mature in 2032.

On April 22, 2013, the Company obtained a $28.0 million first mortgage loan, secured by two communities.  The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 275 basis points and matures in April 2018.  In connection with the transaction, the Company repaid $35.1 million of existing variable rate debt.

On May 30, 2013, the Company obtained an $84.1 million first mortgage loan secured by eight of the Company's communities. The loan has a ten-year term and bears interest at a variable rate equal to 30-day LIBOR plus a margin of 289 basis points. Concurrent with the closing of the loan, the Company entered into a five-year interest rate cap agreement that caps the interest rate on the loan at 4.68%. Proceeds of the loan, together with cash on hand, were used to refinance or repay $100.9 million of mortgage debt that was scheduled to mature between 2013 and 2017.

On August 1, 2013, the Company obtained $172.1 million in loans secured by first mortgages on four communities. The loans bear interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 226 to 288 basis points. The loans mature in August 2020 ($75.0 million) and August 2023 ($97.1 million) and require amortization of principal over a 30 year period. Proceeds of the loans were used to refinance a total of $142.0 million of Series A notes payable which were scheduled to mature on August 1, 2013.

As of June 30, 2013, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Six Months Ended June 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$62,293	$65,427
Income taxes paid	$1,834	$1,650
Write-off of deferred costs	$440	$744

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Cash and escrow deposits-restricted	$—	$3,313
Prepaid expenses and other current assets	(1,326)	(2,817)
Property, plant and equipment and leasehold intangibles, net	17,157	123,450
Other intangible assets, net	2,306	6,494
Other assets, net	409	(7,327)
Accrued expenses	(3,866)	(489)
Other liabilities	—	2,335
Long-term debt	(9,845)	(15,000)
Net	$4,835	$109,959

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash basis payment	$69,186	$70,157	$138,550	$141,053
Straight-line expense	684	1,564	1,432	3,206
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Facility lease expense	$68,777	$70,628	$137,796	$142,073

12.  Income Taxes

The Company's effective tax rates for the three months ended June 30, 2013 and 2012 were (28.8%) and (4.9%), respectively, and for the six months ended June 30, 2013 and 2012 were 345.1% and (6.5%), respectively.  The difference in the effective rates for both the three months and six months ended June 30, 2013 and 2012 was due to the impact of the Company's improved financial results under generally accepted accounting principles. The Company's tax expense mainly reflects its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

The Company recorded additional interest charges related to its tax contingency reserve for the six months ended June 30, 2013.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue(1)
Retirement Centers	$130,170	$125,813	$259,092	$250,325
Assisted Living	260,497	252,399	521,112	503,751
CCRCs - Rental	97,562	95,258	197,889	190,370
CCRCs - Entry Fee	74,016	70,858	148,324	142,577
ISC	58,693	57,722	118,891	111,576
Management Services(2)	95,530	88,423	183,426	174,582
	$716,468	$690,473	$1,428,734	$1,373,181
Segment operating income(3)
Retirement Centers	$54,177	$52,675	$107,511	$103,666
Assisted Living	96,181	90,166	192,466	180,729
CCRCs - Rental	25,567	26,764	54,644	54,783
CCRCs - Entry Fee	17,772	15,517	37,343	32,322
ISC	11,214	13,413	24,314	24,815
Management Services	7,744	7,499	15,353	14,943
	212,655	206,034	431,631	411,258
General and administrative (including non-cash stock-based compensation expense)	46,035	46,071	92,646	91,044
Facility lease expense	68,777	70,628	137,796	142,073
Depreciation and amortization	67,254	63,561	131,913	126,905
Asset impairment	2,154	7,246	2,154	8,329
Loss on acquisition	—	—	—	636
Gain on facility lease termination	—	—	—	(2,780)
Income from operations	$28,435	$18,528	$67,122	$45,051

	As of
	June 30, 2013	December 31, 2012
Total assets
Retirement Centers	$1,251,500	$1,256,497
Assisted Living	1,423,997	1,438,934
CCRCs - Rental	525,063	534,220
CCRCs - Entry Fee	957,729	951,584
ISC	90,252	90,357
Corporate and Management Services	382,301	394,386
Total assets	$4,630,842	$4,665,978

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Retirement Residences ("Chartwell"); statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion and development activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment, returns on invested capital and taxes; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our expectations regarding the consummation of the Chartwell portfolio acquisition (including the anticipated timing thereof) and the effect of the acquisition on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring and/or the Chartwell portfolio acquisition; our ability to assume and obtain the mortgage debt financing for the Chartwell portfolio acquisition; the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

The tables below present a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2013 and 2012 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Total revenues	$716.5	$690.5	$26.0	3.7%
Net loss	$(5.2)	$(19.0)	$(13.8)	(72.7%)
Adjusted EBITDA	$113.8	$104.5	$9.3	8.9%
Cash From Facility Operations	$71.2	$61.5	$9.7	15.7%
Facility Operating Income	$197.9	$192.2	$5.7	2.9%

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Total revenues	$1,428.7	$1,373.2	$55.6	4.0%
Net loss	$(1.6)	$(29.6)	$(28.0)	(94.4%)
Adjusted EBITDA	$224.1	$201.1	$23.0	11.4%
Cash From Facility Operations	$139.0	$116.1	$22.9	19.8%
Facility Operating Income	$402.1	$383.9	$18.2	4.7%

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

During the six months ended June 30, 2013, we experienced an increase in our total revenues, primarily due to increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  Total revenues for the six months ended June 30, 2013 increased to $1.4 billion, an increase of $55.6 million, or 4.0%, over our total revenues for the six months ended June 30, 2012.  Resident fees for the six months ended June 30, 2013 increased $46.7 million, or 3.9%, from the prior year period. Management fees increased $0.4 million, or 2.7%, from the prior year period, and reimbursed costs incurred on behalf of managed communities increased $8.4 million, or 5.3%.

The increase in resident fees during the six months ended June 30, 2013 was primarily a result of a 2.7% increase in senior housing average monthly revenue per unit compared to the prior year period, a 70 basis points increase in average occupancy and an increase in revenues from our ancillary services programs.  Our weighted average occupancy rate for the six months ended June 30, 2013 and 2012 was 88.4% and 87.7%, respectively.  The increase in our average occupancy rate was a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During the six months ended June 30, 2013, we also made progress in controlling our cost growth.  Facility operating expenses for the six months ended June 30, 2013 were $829.0 million, an increase of $26.7 million, or 3.3%, as compared to the six months ended June 30, 2012.

Net loss for the six months ended June 30, 2013 was $1.6 million, or $(0.01) per basic and diluted common share, compared to a net loss of $29.6 million, or $(0.24) per basic and diluted common share, for the six months ended June 30, 2012.

During the six months ended June 30, 2013, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 11.4%, 19.8% and 4.7%, respectively, when compared to the six months ended June 30, 2012.

During the first six months of 2013, we continued to expand our ancillary services offerings.  As of June 30, 2013, we offered therapy services to approximately 52,000 of our units and home health services to approximately 46,000 of our units (approximately 38,000 and 33,000 of these units, respectively, are in our consolidated portfolio).  As of that date, we also had nine hospice agencies in operation.  We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.  We also expect to expand our ancillary services programs by opening additional hospice agencies.

During the six months ended June 30, 2013, we entered into an agreement to acquire seven senior living communities from Chartwell for an aggregate purchase price of $80.9 million, plus customary transaction expenses. We have been managing six of the communities since our acquisition of Horizon Bay in September 2011.  The consummation of the transaction is subject to the satisfaction of certain closing conditions and contingencies, including the receipt of certain lender and regulatory approvals and consents.  The transaction is expected to close during the third quarter of 2013.

During the first half of 2013, we also experienced an increase in entrance fee sales and net entrance fees.  For the six months ended June 30, 2013, total entrance fee receipts increased by $6.1 million, or 17.5%, to $40.8 million and net entrance fees increased by $2.8 million, or 13.3%, to $24.0 million.

On March 28, 2013, we entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our existing amended and restated credit agreement dated as of January 31, 2011, as previously amended.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement also provides options to increase the committed amount initially from $230.0 million to $250.0 million, which we exercised on June 28, 2013, and thereafter from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement now also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.

Consolidated Results of Operations

Three Months Ended June 30, 2013 and 2012

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$130,170	$125,813	$4,357	3.5%
Assisted Living	260,497	252,399	8,098	3.2%
CCRCs – Rental	97,562	95,258	2,304	2.4%
CCRCs – Entry Fee	74,016	70,858	3,158	4.5%
ISC	58,693	57,722	971	1.7%
Total resident fees	620,938	602,050	18,888	3.1%
Management services(1)	95,530	88,423	7,107	8.0%
Total revenue	716,468	690,473	25,995	3.8%
Expense
Facility operating expense
Retirement Centers	75,993	73,138	2,855	3.9%
Assisted Living	164,316	162,233	2,083	1.3%
CCRCs – Rental	71,995	68,494	3,501	5.1%
CCRCs – Entry Fee	56,244	55,341	903	1.6%
ISC	47,479	44,309	3,170	7.2%
Total facility operating expense	416,027	403,515	12,512	3.1%
General and administrative expenses	46,035	46,071	(36)	(0.1%)
Facility lease expense	68,777	70,628	(1,851)	(2.6%)
Depreciation and amortization	67,254	63,561	3,693	5.8%
Asset impairment	2,154	7,246	(5,092)	(70.3%)
Costs incurred on behalf of managed communities	87,786	80,924	6,862	8.5%
Total operating expense	688,033	671,945	16,088	2.4%
Income from operations	28,435	18,528	9,907	53.5%
Interest income	252	692	(440)	(63.6%)
Interest expense
Debt	(29,843)	(32,431)	(2,588)	(8.0%)
Amortization of deferred financing costs and debt discounts	(4,348)	(4,586)	(238)	(5.2%)
Change in fair value of derivatives and amortization	1,836	(278)	2,114	760.4%
Loss on extinguishment of debt	(893)	—	893	100.0%
Equity in earnings (loss) of unconsolidated ventures	445	(61)	506	829.5%
Other non-operating income	80	3	77	NM
Loss before income taxes	(4,036)	(18,133)	(14,097)	(77.7%)
Provision for income taxes	(1,164)	(882)	282	32.0%
Net loss	$(5,200)	$(19,015)	$(13,815)	(72.7%)

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	650	647	3	0.5%
Total units operated(2)
Period end	66,134	66,032	102	0.2%
Weighted average	66,217	66,090	127	0.2%
Owned/leased communities units(2)
Period end	47,946	48,004	(58)	(0.1%)
Weighted average	47,907	47,946	(39)	(0.1%)
Owned/leased communities occupancy rate (weighted average)	88.3%	87.7%	0.6%	0.7%
Senior Housing average monthly revenue per unit(3)	$4,373	$4,266	$107	2.5%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	—	—
Total units(2)
Period end	14,430	14,451	(21)	(0.1%)
Weighted average	14,429	14,451	(22)	(0.2%)
Occupancy rate (weighted average)	89.4%	88.8%	0.6%	0.7%
Senior Housing average monthly revenue per unit(3)	$3,362	$3,268	$94	2.9%
Assisted Living
Number of communities (period end)	432	434	(2)	(0.5%)
Total units(2)
Period end	21,524	21,653	(129)	(0.6%)
Weighted average	21,499	21,637	(138)	(0.6%)
Occupancy rate (weighted average)	89.4%	88.6%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$4,519	$4,390	$129	2.9%
CCRCs - Rental
Number of communities (period end)	27	27	—	—
Total units(2)
Period end	6,687	6,693	(6)	(0.1%)
Weighted average	6,684	6,659	25	0.4%
Occupancy rate (weighted average)	86.2%	85.8%	0.4%	0.5%
Senior Housing average monthly revenue per unit(3)	$5,649	$5,561	$88	1.6%
CCRCs - Entry Fee
Number of communities (period end)	14	14	—	—
Total units(2)
Period end	5,305	5,207	98	1.9%
Weighted average	5,295	5,199	96	1.8%
Occupancy rate (weighted average)	83.8%	83.4%	0.4%	0.5%
Senior Housing average monthly revenue per unit(3)	$5,025	$4,963	$62	1.2%

Other Entry Fee Data
Non-refundable entrance fees sales	$12,124	$10,377	$1,747	16.8%
Refundable entrance fees sales(4)	11,754	9,317	2,437	26.2%
Total entrance fee receipts	23,878	19,694	4,184	21.2%

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Refunds	(7,456)	(5,429)	2,027	37.3%
Net entrance fees	$16,422	$14,265	$2,157	15.1%
Management Services
Number of communities (period end)	101	96	5	5.2%
Total units(2)
Period end	18,188	18,028	160	0.9%
Weighted average	18,310	18,144	166	0.9%
Occupancy rate (weighted average)	84.9%	84.0%	0.9%	1.1%

ISC
Outpatient Therapy treatment codes	840,076	957,364	(117,288)	(12.3%)
Home Health average census	4,366	3,554	812	22.8%
__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the three months ended June 30, 2013 and 2012 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $4.0 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, our total operations included 650 communities with a capacity to serve 66,902 residents.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, and an increase in occupancy.  During the current period, revenues grew 3.1% at the 541 communities we operated during both periods with a 2.2% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.8% in these communities period over period.

Retirement Centers revenue increased $4.4 million, or 3.5%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

Assisted Living revenue increased $8.1 million, or 3.2%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.  The increase was partially offset by the impact of the disposition of three communities subsequent to the prior year period.

CCRCs - Rental revenue increased $2.3 million, or 2.4%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

CCRCs - Entry Fee revenue increased $3.2 million, or 4.5%, primarily due to increases in the number of units operated and average monthly revenue per unit.

ISC revenue increased $0.9 million, or 1.7%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $7.1 million, or 8.0%, primarily due to additional costs incurred on behalf of managed communities resulting from an increase in the number of managed communities from the prior year period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increased marketing and advertising expenses, as well as increases in salaries and wages and additional expenses incurred in connection with the expansion of our ancillary services programs. These increases were partially offset by a decrease in insurance expense.

Retirement Centers operating expenses increased $2.9 million, or 3.9%, primarily due to an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period.  These increases were partially offset by a decrease in insurance expense.

Assisted Living operating expenses increased $2.1 million, or 1.3%, primarily due to an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases. These increases were partially offset by a decrease in insurance expense and by the impact of the disposition of three communities subsequent to the prior year period.

CCRCs - Rental operating expenses increased $3.5 million, or 5.1%, primarily driven by an increase in salaries and wages due to wage rate increases and increased hours worked period over period, an increase in healthcare supplies expense due to an increase in occupancy and residents with higher acuity needs and an increase in marketing and advertising expense period over period. These increases were partially offset by a decrease in insurance expense.

CCRCs - Entry Fee operating expenses increased $0.9 million, or 1.6%, primarily driven by an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases. These increases were partially offset by a decrease in insurance expense.

ISC operating expenses increased $3.2 million, or 7.2%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, an increase in therapy labor expense and an increase in bad debt expense.

General and Administrative Expense

General and administrative expense was relatively consistent period over period. In the current year period, salaries and wage expense and employee benefits expense increased compared to the prior-year period due to increased employee headcount. These increases were offset by decreases in integration, transaction-related and electronic medical records ("EMR") roll-out costs compared to the prior year period. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.5% and 4.2% for the three months ended June 30, 2013 and 2012, respectively, calculated as follows (dollars in thousands):

	Three Months Ended June 30,
	2013		2012

Resident fee revenues	$620,938	78.8%	$602,050	79.2%
Resident fee revenues under management	167,358	21.2%	158,227	20.8%
Total	$788,296	100.0%	$760,277	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$35,421	4.5%	$31,654	4.2%
Non-cash stock-based compensation expense	6,988	0.9%	6,729	0.9%
Integration, transaction-related and EMR roll-out costs	3,626	0.5%	7,688	1.0%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$46,035	5.9%	$46,071	6.1%

Facility Lease Expense

Facility lease expense decreased $1.9 million, or 2.6%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased $3.7 million, or 5.8%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Asset Impairment

During the three months ended June 30, 2013 and 2012, we recognized $2.2 million and $7.2 million, respectively, of impairment charges related to asset impairments for property, plant, and equipment for communities within the CCRCs – Rental and Assisted Living segments, respectively. We compared the estimated fair value of the assets to the carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $6.9 million, or 8.5%, primarily due to additional costs resulting from an increase in the number of managed communities from the prior year period.

Interest Expense

Interest expense decreased $4.9 million, or 13.2%, primarily due to decreased interest expense related to our mortgage debt, which had lower interest rates period over period and a gain recorded from the change in the fair value of interest rate swaps and caps due to an increase in interest rates since the purchase of the instruments.

Income Taxes

Our effective tax rates for the three months ended June 30, 2013 and 2012 were (28.8%) and (4.9%), respectively.   The difference in the effective rates for the three months ended June 30, 2013 and 2012 was due to the impact of our improved financial results under generally accepted accounting principles.  Tax expense mainly reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

An additional interest charge related to our tax contingency reserve was recorded during the three months ended June 30, 2013.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Six Months Ended June 30, 2013 and 2012

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Six Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$259,092	$250,325	$8,767	3.5%
Assisted Living	521,112	503,751	17,361	3.4%
CCRCs - Rental	197,889	190,370	7,519	3.9%
CCRCs - Entry Fee	148,324	142,577	5,747	4.0%
ISC	118,891	111,576	7,315	6.6%
Total resident fees	1,245,308	1,198,599	46,709	3.9%
Management services(1)	183,426	174,582	8,844	5.1%
Total revenue	1,428,734	1,373,181	55,553	4.0%
Expense
Facility operating expense
Retirement Centers	151,581	146,659	4,922	3.4%
Assisted Living	328,646	323,022	5,624	1.7%
CCRCs - Rental	143,245	135,587	7,658	5.6%
CCRCs - Entry Fee	110,981	110,255	726	0.7%
ISC	94,577	86,761	7,816	9.0%
Total facility operating expense	829,030	802,284	26,746	3.3%
General and administrative expense	92,646	91,044	1,602	1.8%
Facility lease expense	137,796	142,073	(4,277)	(3.0%)
Depreciation and amortization	131,913	126,905	5,008	3.9%
Asset impairment	2,154	8,329	(6,175)	(74.1%)
Loss on acquisition	—	636	(636)	(100.0%)
Gain on facility lease termination	—	(2,780)	(2,780)	(100.0%)
Costs incurred on behalf of managed communities	168,073	159,639	8,434	5.3%
Total operating expense	1,361,612	1,328,130	33,482	2.5%
Income from operations	67,122	45,051	22,071	49.0%
Interest income	555	1,544	(989)	(64.1%)
Interest expense
Debt	(60,814)	(64,481)	(3,667)	(5.7%)
Amortization of deferred financing costs and debt discount	(8,917)	(9,059)	(142)	(1.6%)
Change in fair value of derivatives and amortization	1,971	(511)	2,482	485.7%
Loss on extinguishment of debt	(893)	(221)	672	304.1%

(dollars in thousands, except average monthly revenue per unit)	Six Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Equity in earnings of unconsolidated ventures	560	38	522	1,373.7%
Other non-operating income (loss)	1,086	(108)	1,194	NM
Income (loss) before income taxes	670	(27,747)	28,417	102.4%
Provision for income taxes	(2,312)	(1,812)	500	27.6%
Net loss	$(1,642)	$(29,559)	$(27,917)	(94.4%)

Selected Operating and Other Data:
Total number of communities (period end)	650	647	3	0.5%
Total units operated(2)
Period end	66,134	66,032	102	0.2%
Weighted average	66,142	66,114	28	0.1%
Owned/leased communities units(2)
Period end	47,946	48,004	(58)	(0.1%)
Weighted average	47,930	47,915	15	0.1%
Owned/leased communities occupancy rate (weighted average)	88.4%	87.7%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,374	$4,261	$113	2.7%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	—	—
Total units(2)
Period end	14,430	14,451	(21)	(0.1%)
Weighted average	14,429	14,451	(22)	(0.2%)
Occupancy rate (weighted average)	89.5%	88.8%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$3,345	$3,252	$93	2.9%
Assisted Living
Number of communities (period end)	432	434	(2)	(0.5%)
Total units(2)
Period end	21,524	21,653	(129)	(0.6%)
Weighted average	21,527	21,636	(109)	(0.5%)
Occupancy rate (weighted average)	89.2%	88.5%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,521	$4,384	$137	3.1%
CCRCs - Rental
Number of communities (period end)	27	27	—	—
Total units(2)
Period end	6,687	6,693	(6)	(0.1%)
Weighted average	6,686	6,643	43	0.6%
Occupancy rate (weighted average)	86.9%	86.1%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$5,679	$5,549	$130	2.3%
CCRCs - Entry Fee
Number of communities (period end)	14	14	—	—
Total units(2)
Period end	5,305	5,207	98	1.9%
Weighted average	5,288	5,185	103	2.0%
Occupancy rate (weighted average)	84.2%	83.6%	0.6%	0.7%

(dollars in thousands, except average monthly revenue per unit)	Six Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Senior Housing average monthly revenue per unit(3)	$5,018	$5,009	$9	0.2%

Other Entry Fee Data
Non-refundable entrance fees sales	$21,361	$17,377	$3,984	22.9%
Refundable entrance fees sales(4)	19,390	17,306	2,084	12.0%
Total entrance fee receipts	40,751	34,683	6,068	17.5%
Refunds	(16,776)	(13,531)	3,245	24.0%
Net entrance fees	$23,975	$21,152	$2,823	13.3%

Management Services
Number of communities (period end)	101	96	5	5.2%
Total units(2)
Period end	18,188	18,028	160	0.9%
Weighted average	18,212	18,199	13	0.1%
Occupancy rate (weighted average)	84.9%	84.2%	0.7%	0.8%

ISC
Outpatient Therapy treatment codes	1,661,384	1,865,180	(203,796)	(10.9%)
Home Health average census	4,328	3,501	827	23.6%
__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the six months ended June 30, 2013 and 2012 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $5.8 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, and an increase in occupancy.  During the current year period, revenues grew 3.3% at the 541 communities we operated during both periods with a 2.4% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.8% in these communities period over period.

Retirement Centers revenue increased $8.8 million, or 3.5%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

Assisted Living revenue increased $17.4 million, or 3.4%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.  The increase was partially offset by the impact of the disposition of three communities subsequent to the prior year period.

CCRCs - Rental revenue increased $7.5 million, or 3.9%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

CCRCs - Entry Fee revenue increased $5.7 million, or 4.0%, primarily due to an increase in occupancy at the communities we operated during both periods and an increase in the number of units operated. This increase was partially offset by a decrease in skilled therapy revenue due to lower Medicare reimbursement.

ISC revenue increased $7.3 million, or 6.6%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $8.8 million, or 5.1%, primarily due to additional costs incurred on behalf of managed communities resulting from an increase in the number of managed communities from the prior year period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increased marketing and advertising expenses, as well as increases in salaries and wages and additional expenses incurred in connection with the expansion of our ancillary services programs. These increases were partially offset by a decrease in insurance expense.

Retirement Centers operating expenses increased $4.9 million, or 3.4%, primarily due to an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period. There was also an increase in real estate tax expense period over period and an increase in food and supplies expense driven by higher occupancy compared to the prior year period. These increases were partially offset by a decrease in insurance expense.

Assisted Living operating expenses increased $5.6 million, or 1.7%, primarily due to an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases. There was also an increase in grounds maintenance and repair expense period over period. These increases were partially offset by a decrease in insurance expense and by the impact of the disposition of three communities subsequent to the prior year period.

CCRCs - Rental operating expenses increased $7.7 million, or 5.6%, primarily driven by an increase in salaries and wages due to wage rate increases and an increase in healthcare supplies expense due to an increase in occupancy and residents with higher acuity needs. There was also an increase in bad debt expense compared to the prior year period. These increases were partially offset by a decrease in insurance expense.

CCRCs - Entry Fee operating expenses increased $0.7 million, or 0.7%, primarily driven by an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases. These increases were partially offset by a decrease in skilled therapy service expense due to a decrease in hours worked in the current year period and a decrease insurance expense.

ISC operating expenses increased $7.8 million, or 9.0%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, an increase in therapy labor expense and an increase in bad debt expense.

General and Administrative Expense

General and administrative expense increased $1.6 million, or 1.8%, primarily as a result of increases in salaries and wage expense and employee benefits expense primarily due to increased employee headcount.  These increases were partially offset by decreases in integration, transaction-related and EMR roll-out costs compared to the prior year period. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-

related and EMR roll-out costs, was 4.6% and 4.4% for the six months ended June 30, 2013 and 2012, respectively, calculated as follows (dollars in thousands):

	Six Months Ended June 30,
	2013		2012

Resident fee revenues	$1,245,308	79.2%	$1,198,599	79.1%
Resident fee revenues under management	330,865	20.8%	316,922	20.9%
Total	$1,576,173	100.0%	$1,515,521	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$73,033	4.6%	$66,288	4.4%
Non-cash stock-based compensation expense	13,882	0.9%	13,164	0.9%
Integration, transaction-related and EMR roll-out costs	5,731	0.4%	11,592	0.7%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$92,646	5.9%	$91,044	6.0%

Facility Lease Expense

Facility lease expense decreased $4.3 million, or 3.0%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased $5.0 million, or 3.9%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Asset Impairment

During the six months ended June 30, 2013, we recognized $2.2 million of impairment charges related to asset impairments for property, plant, and equipment for a community within the CCRCs – Rental segment. During the six months ended June 30, 2012, we recognized $8.3 million of impairment charges related to asset impairments for property, plant, and equipment for certain communities within the Assisted Living and CCRCs – Entry Fee segments. We compared the estimated fair value of the assets to the carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Loss on Acquisition

The loss on acquisition recognized during the six months ended June 30, 2012 relates to the reduction of a prior-year gain for adjustments to pre-acquisition self-insurance reserves and the related tax impact.

Gain on Facility Lease Termination

During the six months ended June 30, 2012, we recognized a $2.8 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with nine previously-leased communities that were acquired during the prior year period, partially offset by the write-off of deferred lease costs.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $8.4 million, or 5.3%, primarily due to additional costs resulting from an increase in the number of managed communities from the prior year period.

Interest Expense

Interest expense decreased $6.3 million, or 8.5%, primarily due to decreased interest expense related to our mortgage debt, which had lower interest rates period over period and a gain recorded from the change in the fair value of interest rate swaps and caps due to an increase in interest rates since the purchase of the instruments.

Income Taxes

Our effective tax rates for the six months ended June 30, 2013 and 2012 were 345.1% and (6.5%), respectively.   The difference in the effective rates for the six months ended June 30, 2013 and 2012 was due to the impact of our improved financial results under generally accepted accounting principles.  Tax expense mainly reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

An additional interest charge related to our tax contingency reserve was recorded during the six months ended June 30, 2013.  Tax returns for years 2008 through 2011 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2000 through 2007 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities	$144,828	$128,547
Cash used in investing activities	(105,625)	(204,460)
Cash (used in) provided by financing activities	(77,497)	83,753
Net (decrease) increase in cash and cash equivalents	(38,294)	7,840
Cash and cash equivalents at beginning of period	69,240	30,836
Cash and cash equivalents at end of period	$30,946	$38,676

The increase in cash provided by operating activities was attributable primarily to improved operating results.

The decrease in cash used in investing activities was primarily attributable to a decrease in cash paid for acquisitions. The decrease was partially offset by an increase in spending on property, plant, equipment, and leasehold intangibles and by additional investments in unconsolidated ventures. The current year period also includes cash received from the sale of two communities.

The change in cash related to financing activities period over period was primarily attributable to net repayment of debt, including our line of credit, and related financing costs in connection with refinancing transactions during the current period.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;
•	other corporate initiatives (including information systems and branding); and
•	acquisition consideration and transaction costs.

We are highly leveraged and have significant debt and lease obligations.  As of June 30, 2013, we have three principal corporate-level debt obligations:  our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At June 30, 2013, we had $2.2 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.4% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At June 30, 2013, we had $306.4 million of capital and financing lease obligations, $70.0 million was drawn on our revolving loan facility, and $75.0 million of letters of credit had been issued under our letter of credit facilities.  Approximately $69.7 million of our debt and capital lease obligations are due on or before June 30, 2014.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending June 30, 2014, we will be required to make approximately $280.1 million of payments in connection with our existing operating leases.

We had $30.9 million of cash and cash equivalents at June 30, 2013, excluding cash and escrow deposits-restricted and lease security deposits of $144.4 million in the aggregate.  As of that date, we also had $225.3 million of availability on our revolving credit facility (of which $70.0 million had been drawn as of June 30, 2013).

At June 30, 2013, we had $413.2 million of negative working capital, which includes the classification of $266.6 million of refundable entrance fees as current liabilities. Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of the refundable entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $24.0 million of cash for the six months ended June 30, 2013.

For the year ending December 31, 2013, we anticipate that we will make investments of approximately $150.0 million to $165.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $110.0 million to $120.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the six months ended June 30, 2013, we spent approximately $20.0 million for net recurring capital expenditures and approximately $56.7 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $55.0 million to $70.0 million during 2013 in connection with recently initiated or currently planned projects.  For the six months ended June 30, 2013, we spent approximately $24.3 million in connection with our Program Max initiative.

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

We currently estimate that our existing cash flows from operations, together with existing working capital, amounts available under our credit facility and, to a lesser extent, proceeds from anticipated financings, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate.

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

As of June 30, 2013, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

On March 28, 2013, we entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our existing amended and restated credit agreement dated as of January 31, 2011, as previously amended.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement also provides options to increase the committed amount initially from $230.0 million to $250.0 million, which we exercised on June 28, 2013, and thereafter from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement now also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.

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

As of June 30, 2013, we had an available secured line of credit with a $250.0 million commitment and $225.3 million of availability (of which $70.0 million had been drawn as of such date). We also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of June 30, 2013.  Letters of credit totaling $75.0 million had been issued under these facilities as of that date.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2013. See Note 8 for financing transactions that were completed during the period.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Net loss	$(5,200)	$(19,015)	$(1,642)	$(29,559)
Provision for income taxes	1,164	882	2,312	1,812
Equity in (earnings) loss of unconsolidated ventures	(445)	61	(560)	(38)
Loss on extinguishment of debt	893	—	893	221
Other non-operating (income) loss	(80)	(3)	(1,086)	108
Interest expense:
Debt	23,376	24,736	47,824	49,076
Capitalized lease obligation	6,467	7,695	12,990	15,405
Amortization of deferred financing costs and debt discount	4,348	4,586	8,917	9,059
Change in fair value of derivatives and amortization	(1,836)	278	(1,971)	511
Interest income	(252)	(692)	(555)	(1,544)
Income from operations	28,435	18,528	67,122	45,051
Gain on facility lease termination	—	—	—	(2,780)
Loss on acquisition	—	—	—	636
Depreciation and amortization	67,254	63,561	131,913	126,905
Asset impairment	2,154	7,246	2,154	8,329
Straight-line lease expense	684	1,564	1,432	3,206
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Amortization of entrance fees	(7,032)	(6,310)	(14,165)	(12,376)
Non-cash stock-based compensation expense	6,988	6,729	13,882	13,164
Entrance fee receipts(2)	23,878	19,694	40,751	34,683
Entrance fee disbursements	(7,456)	(5,429)	(16,776)	(13,531)
Adjusted EBITDA	$113,812	$104,490	$224,127	$201,101

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $3.6 million and $5.7 million for the three and six months ended June 30, 2013, respectively. The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $7.7 million and $11.6 million for the three and six months ended June 30, 2012, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Net cash provided by operating activities	$80,343	$82,854	$144,828	$128,547
Changes in operating assets and liabilities	(707)	(14,172)	15,739	4,805
Refundable entrance fees received(2)(3)	11,754	9,317	19,390	17,306
Entrance fee refunds disbursed	(7,456)	(5,429)	(16,776)	(13,531)
Recurring capital expenditures, net	(10,664)	(8,599)	(19,988)	(16,663)
Lease financing debt amortization with fair market value or no purchase options	(3,444)	(2,993)	(6,815)	(5,922)
Distributions from unconsolidated ventures from cumulative share of net earnings	(773)	(809)	(1,441)	(1,015)
CFFO from unconsolidated ventures	2,099	1,310	4,057	2,538
Cash From Facility Operations	$71,152	$61,479	$138,994	$116,065

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $3.6 million and $5.7 million for the three and six months ended June 30, 2013, respectively. The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $7.7 million and $11.6 million for the three and six months ended June 30, 2012, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the three months ended June 30, 2013 and 2012 were $1.8 million and ($1.0) million, respectively, and for the six months ended June 30, 2013 and 2012 were ($0.4) million and ($1.7) million, respectively.
(3)	Total entrance fee receipts for the three months ended June 30, 2013 and 2012 were $23.9 million and $19.7 million, respectively, including $12.1 million and $10.4 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities. Total entrance fee receipts for the six months ended June 30, 2013 and 2012 were $40.8 million and $34.7 million, respectively, including $21.4 million and $17.4 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(5,200)	$(19,015)	$(1,642)	$(29,559)
Provision for income taxes	1,164	882	2,312	1,812
Equity in (earnings) loss of unconsolidated ventures	(445)	61	(560)	(38)
Loss on extinguishment of debt	893	—	893	221
Other non-operating (income) loss	(80)	(3)	(1,086)	108
Interest expense:
Debt	23,376	24,736	47,824	49,076
Capitalized lease obligation	6,467	7,695	12,990	15,405
Amortization of deferred financing costs and debt discount	4,348	4,586	8,917	9,059
Change in fair value of derivatives and amortization	(1,836)	278	(1,971)	511
Interest income	(252)	(692)	(555)	(1,544)
Income from operations	28,435	18,528	67,122	45,051
Gain on facility lease termination	—	—	—	(2,780)
Depreciation and amortization	67,254	63,561	131,913	126,905
Asset impairment	2,154	7,246	2,154	8,329
Loss on acquisition	—	—	—	636
Facility lease expense	68,777	70,628	137,796	142,073
General and administrative (including non-cash stock-based compensation expense)	46,035	46,071	92,646	91,044
Amortization of entrance fees	(7,032)	(6,310)	(14,165)	(12,376)
Management fees	(7,744)	(7,499)	(15,353)	(14,943)
Facility Operating Income	$197,879	$192,225	$402,113	$383,939

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2013, we had approximately $1.3 billion of long-term fixed rate debt, $1.0 billion of long-term variable rate debt, excluding our line of credit, and $306.4 million of capital and financing lease obligations. As of June 30, 2013, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.4% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of June 30, 2013, $1.3 billion, or 58.0%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of June 30, 2013, $673.3 million, or 29.9%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $272.7 million, or 12.1%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our interest expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $9.3 million, a 500 basis point increase in interest rates would have an impact of $46.5 million and a 1,000 basis point increase in interest rates would have an impact of $60.6 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	August 9, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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