Form 10-Q
period 2013-09-30
Brookdale Senior Living Inc.
filed 2013-11-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 4, 2013, 124,285,473 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$42,690	$69,240
Cash and escrow deposits — restricted	43,231	43,096
Accounts receivable, net	108,720	100,401
Deferred tax asset	13,377	13,377
Prepaid expenses and other current assets, net	85,860	82,924
Total current assets	293,878	309,038
Property, plant and equipment and leasehold intangibles, net	3,845,741	3,879,977
Cash and escrow deposits — restricted	60,146	62,767
Investment in unconsolidated ventures	46,050	31,386
Goodwill	109,553	109,553
Other intangible assets, net	159,954	159,942
Other assets, net	128,909	113,315
Total assets	$4,644,231	$4,665,978

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$72,172	$509,543
Trade accounts payable	46,873	43,184
Accrued expenses	216,919	200,895
Refundable entrance fees and deferred revenue	376,161	370,755
Tenant security deposits	5,245	6,521
Total current liabilities	717,370	1,130,898
Long-term debt, less current portion	2,490,109	2,089,826
Line of credit	45,000	80,000
Deferred entrance fee revenue	85,507	79,010
Deferred liabilities	155,346	150,788
Deferred tax liability	96,187	96,187
Other liabilities	38,175	42,283
Total liabilities	3,627,694	3,668,992

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at September 30, 2013 and December 31, 2012; 130,135,841 and 129,117,946 shares issued and 127,707,440 and 126,689,545 shares outstanding (including 3,422,273 and 3,951,950 unvested restricted shares), respectively	1,277	1,267
Additional paid-in-capital	2,020,096	1,997,946
Treasury stock, at cost; 2,428,401 shares at September 30, 2013 and December 31, 2012	(46,800)	(46,800)
Accumulated deficit	(958,036)	(955,427)
Total stockholders' equity	1,016,537	996,986
Total liabilities and stockholders' equity	$4,644,231	$4,665,978

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Resident fees	$631,144	$605,530	$1,876,452	$1,804,129
Management fees	7,622	7,407	22,975	22,350
Reimbursed costs incurred on behalf of managed communities	90,233	83,208	258,306	242,847
Total revenue	728,999	696,145	2,157,733	2,069,326

Expense
Facility operating expense (excluding depreciation and amortization of $60,896, $56,956, $177,595 and $172,982, respectively)	420,579	411,467	1,249,609	1,213,751
General and administrative expense (including non-cash stock-based compensation expense of $6,894, $6,021, $20,776 and $19,185, respectively)	45,824	43,158	138,470	134,202
Facility lease expense	69,232	71,167	207,028	213,240
Depreciation and amortization	68,644	62,876	200,557	189,781
Asset impairment	504	—	2,658	8,329
Loss on acquisition	—	—	—	636
Gain on facility lease termination	—	—	—	(2,780)
Costs incurred on behalf of managed communities	90,233	83,208	258,306	242,847
Total operating expense	695,016	671,876	2,056,628	2,000,006
Income from operations	33,983	24,269	101,105	69,320

Interest income	472	676	1,027	2,220
Interest expense:
Debt	(29,642)	(32,262)	(90,456)	(96,743)
Amortization of deferred financing costs and debt discount	(4,100)	(4,543)	(13,017)	(13,602)
Change in fair value of derivatives and amortization	(1,377)	140	594	(371)
Loss on extinguishment of debt	(53)	—	(946)	(221)
Equity in earnings (loss) of unconsolidated ventures	431	(249)	991	(211)
Other non-operating income	279	500	1,365	392
(Loss) income before income taxes	(7)	(11,469)	663	(39,216)
Provision for income taxes	(960)	(747)	(3,272)	(2,559)
Net loss	$(967)	$(12,216)	$(2,609)	$(41,775)

Basic and diluted net loss per share	$(0.01)	$(0.10)	$(0.02)	$(0.34)

Weighted average shares used in computing basic and diluted net loss per share	124,128	122,493	123,457	121,784

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(967)	$(12,216)	$(2,609)	$(41,775)
Other comprehensive income:
Unrealized gain on marketable securities - restricted	—	980	—	1,818
Other	—	—	—	61
Total other comprehensive income, net of tax	—	980	—	1,879
Comprehensive loss	$(967)	$(11,236)	$(2,609)	$(39,896)

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total
Balances at January 1, 2013 as previously reported	126,689	$1,267	$1,997,946	$(46,800)	$(949,696)	$1,002,717
Retrospective adjustment for adoption of accounting policy	―	―	―	―	(5,731)	(5,731)
Balances at January 1, 2013 as adjusted	126,689	1,267	1,997,946	(46,800)	(955,427)	996,986
Compensation expense related to restricted stock grants	―	―	20,776	―	―	20,776
Net loss	―	―	―	―	(2,609)	(2,609)
Issuance of common stock under Associate Stock Purchase Plan	47	―	1,135	―	―	1,135
Restricted stock, net	971	10	―	―	―	10
Other	―	―	239	―	―	239
Balances at September 30, 2013	127,707	$1,277	$2,020,096	$(46,800)	$(958,036)	$1,016,537

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(2,609)	$(41,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	946	221
Depreciation and amortization	213,574	203,383
Asset impairment	2,658	8,329
Equity in (earnings) loss of unconsolidated ventures	(991)	211
Distributions from unconsolidated ventures from cumulative share of net earnings	2,089	1,435
Amortization of deferred gain	(3,279)	(3,279)
Amortization of entrance fees	(21,178)	(18,835)
Proceeds from deferred entrance fee revenue	30,584	30,303
Deferred income tax benefit	―	(435)
Change in deferred lease liability	2,250	5,324
Change in fair value of derivatives and amortization	(594)	371
(Gain) loss on sale of assets	(876)	245
Loss on acquisition	―	636
Gain on facility lease termination	―	(2,780)
Non-cash stock-based compensation	20,776	19,185
Other	―	(487)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,482)	(8,092)
Prepaid expenses and other assets, net	(2,805)	1,653
Accounts payable and accrued expenses	20,595	9,552
Tenant refundable fees and security deposits	(828)	(1,556)
Deferred revenue	(1,755)	4,369
Net cash provided by operating activities	249,075	207,978

Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(2,046)	(6,767)
Decrease (increase) in cash and escrow deposits — restricted	2,484	(2,402)
Purchase of marketable securities — restricted	―	(1,453)
Additions to property, plant and equipment and leasehold intangibles, net	(161,522)	(151,381)
Acquisition of assets, net of related payables and cash received	(7,394)	(111,308)
Payments on (issuance of) notes receivable, net	95	(591)
Investment in unconsolidated ventures	(17,172)	(571)
Distributions received from unconsolidated ventures	100	256
Proceeds from sale of assets, net	7,554	325
Other	―	487
Net cash used in investing activities	(177,901)	(273,405)

Cash Flows from Financing Activities
Proceeds from debt	597,852	193,607
Repayment of debt and capital lease obligations	(651,741)	(136,957)
Proceeds from line of credit	320,000	280,000
Repayment of line of credit	(355,000)	(265,000)
Payment of financing costs, net of related payables	(11,194)	(2,810)
Refundable entrance fees:
Proceeds from refundable entrance fees	29,265	29,512
Refunds of entrance fees	(24,504)	(19,555)
Cash portion of loss on extinguishment of debt	(502)	(118)
Purchase of derivatives and payment of swap termination	(2,863)	(1,289)
Other	963	(295)
Net cash (used in) provided by financing activities	(97,724)	77,095
Net (decrease) increase in cash and cash equivalents	(26,550)	11,668
Cash and cash equivalents at beginning of period	69,240	30,836
Cash and cash equivalents at end of period	$42,690	$42,504

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2013, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Cash and cash equivalents and cash and escrow deposits-restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.  Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness.  The Company had outstanding debt with a carrying value and estimated fair value of approximately $2.6 billion and $2.7 billion as of September 30, 2013 and December 31, 2012, respectively. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

The effect of this change in accounting was not material to the consolidated results of operations or financial position for any period, including the three and nine months ended September 30, 2013 and 2012, and did not impact cash flows from operations in any period.  The Company increased its accumulated deficit by $5.7 million to reflect the net cumulative effect of the adoption of ASU 2012-01.

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

The prior period financial statements included in this filing have been revised to reflect this change in accounting, the effects of which have been summarized below (dollars in thousands):

	Three Months Ended September 30, 2012
	As Reported	Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Resident fees	$605,867	$(337)	$605,530
Total revenue	696,482	(337)	696,145
Loss before income taxes	(11,132)	(337)	(11,469)
Provision for income taxes	(878)	131	(747)
Net loss	(12,010)	(206)	(12,216)
Basic and diluted net loss per share	(0.10)	—	(0.10)

	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Resident fees	$1,805,140	$(1,011)	$1,804,129
Total revenue	2,070,337	(1,011)	2,069,326
Loss before income taxes	(38,205)	(1,011)	(39,216)
Provision for income taxes	(2,953)	394	(2,559)
Net loss	(41,158)	(617)	(41,775)
Basic and diluted net loss per share	(0.34)	—	(0.34)

Condensed Consolidated Statements of Cash Flows
Net loss	$(41,158)	$(617)	$(41,775)
Amortization of entrance fees	(19,846)	1,011	(18,835)
Deferred income tax benefit	(41)	(394)	(435)

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 changes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of ASU 2013-11 will have a material impact on the consolidated financial statements or disclosures.

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

During the three and nine months ended September 30, 2013 and 2012, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were anti-dilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 3.6 million and 4.2 million for the three months ended September 30, 2013 and 2012, respectively, and 4.1 million and 4.7 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Effective May 31, 2013, the Company purchased the underlying real estate in an assisted living community for an aggregate purchase price of $2.4 million. The results of operations of the community are reported in the Assisted Living segment.

During the nine months ended September 30, 2013, the Company purchased three home health agencies for an aggregate purchase price of approximately $2.6 million. The purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the condensed consolidated balance sheet under other intangible assets, net.

During the nine months ended September 30, 2013, the Company sold two communities for an aggregate selling price of $7.2 million.  The results of operations of the communities were previously reported in the Assisted Living segment.

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

The Company's compensation expense recorded in connection with grants of restricted stock for the three and nine months ended September 30, 2013 and 2012 reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2013	1,036	$25.32 − $27.36	$27,858
Three months ended June 30, 2013	156	$26.85 − $27.50	$4,216
Three months ended September 30, 2013	50	$26.84 − $29.20	$1,445

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the nine months ended September 30, 2013 and the year ended December 31, 2012 presented on an operating segment basis (dollars in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(521)	$7,121	$7,642	$(521)	$7,121
Assisted Living	102,680	(248)	102,432	102,680	(248)	102,432
CCRCs - Rental	56,281	(56,281)	—	56,281	(56,281)	—
CCRCs - Entry Fee	158,718	(158,718)	—	158,718	(158,718)	—
Total	$325,321	$(215,768)	$109,553	$325,321	$(215,768)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the nine months ended September 30, 2013.

Community purchase options are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the nine months ended September

30, 2013.  The following is a summary of other intangible assets at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(24,037)	$123,573	$147,610	$(21,263)	$126,347
Health care licenses	33,850	—	33,850	31,082	—	31,082
Other	3,331	(800)	2,531	2,585	(72)	2,513
Total	$184,791	$(24,837)	$159,954	$181,277	$(21,335)	$159,942

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2013 and 2012 was $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $3.5 million and $2.8 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	September 30, 2013	December 31, 2012
Land	$297,992	$296,314
Buildings and improvements	3,454,304	3,391,667
Leasehold improvements	73,832	60,186
Furniture and equipment	608,728	541,585
Resident and leasehold operating intangibles	441,657	441,603
Construction in progress	75,678	75,419
Assets under capital and financing leases	687,698	674,492
	5,639,889	5,481,266
Accumulated depreciation and amortization	(1,794,148)	(1,601,289)
Property, plant and equipment and leasehold intangibles, net	$3,845,741	$3,879,977

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the nine months ended September 30, 2013, there were indicators of impairment on certain long-lived assets. The Company compared the estimated fair value of the assets to their carrying values and recorded an impairment charge for the excess of carrying value over fair value. Non-cash charges of $2.7 million related to certain communities within the CCRCs - Rental and Assisted Living segments were recorded in the Company's operating results and reflected as asset impairment in the accompanying condensed consolidated statement of operations. The impairment charges are primarily due to the amount by which the carrying values of the assets exceeded the estimated selling price.

8.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	September 30, 2013	December 31, 2012
Mortgage notes payable due 2014 through 2023; weighted average interest rate of 4.09% for the nine months ended September 30, 2013, net of debt discount of $0.2 million (weighted average interest rate of 4.62% in 2012)	$1,996,204	$1,701,515
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of principal and interest through maturity in August 2013	—	144,384
Discount mortgage note payable due June 2013, net of debt discount of $1.0 million in 2012 (weighted average interest rate of 2.56% in 2012)	—	80,533
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae; (weighted average interest rate of 1.65% in 2012), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	—	99,847
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.15% for the nine months ended September 30, 2013 (weighted average interest rate of 8.16% in 2012)	299,319	319,745
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $57.4 million and $65.0 million in 2013 and 2012, respectively, interest at 2.75% per annum, due June 2018	258,840	251,312
Construction financing due 2017 through 2027; weighted average interest rate of 4.37% for the nine months ended September 30, 2013 (weighted average interest rate of 8.0% in 2012)	438	1,280
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.65% for the nine months ended September 30, 2013 (weighted average interest rate of 2.81% in 2012), due 2014	7,480	753
Total debt	2,562,281	2,599,369
Less current portion	72,172	509,543
Total long-term debt	$2,490,109	$2,089,826

Credit Facilities

On March 28, 2013, the Company entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement provided an option to increase the committed amount initially from $230.0 million to $250.0 million, which the Company exercised on June 28, 2013, and provides an additional option to increase the committed amount from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.  The amended credit agreement was further amended and restated effective September 20, 2013 to, among other things, incorporate a $25.0 million swingline feature to permit same-day borrowing.

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

As of September 30, 2013, the Company had an available secured line of credit with a $250.0 million commitment and $238.6 million of availability (of which $45.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of September 30, 2013.  Letters of credit totaling $71.8 million had been issued under these facilities as of that date.

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

As of September 30, 2013, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$90,167	$95,795
Income taxes paid	$2,089	$1,954
Write-off of deferred costs	$444	$744

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Acquisition of assets, net of related payables and cash received:
Cash and escrow deposits-restricted	$—	$3,313
Prepaid expenses and other current assets	(1,326)	(2,817)
Property, plant and equipment and leasehold intangibles, net	17,157	123,450
Other intangible assets, net	3,514	6,641
Other assets, net	1,760	(7,327)
Accrued expenses	(3,866)	(580)
Other liabilities	—	3,628
Long-term debt	(9,845)	(15,000)
Net	$7,394	$111,308
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$—	$13,852
Long-term debt	—	(13,852)
Net	$—	$—

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash basis payment	$69,507	$70,142	$208,057	$211,195
Straight-line expense	818	2,118	2,250	5,324
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Facility lease expense	$69,232	$71,167	$207,028	$213,240

12.  Income Taxes

The difference in the Company's effective tax rates for both the three months and nine months ended September 30, 2013 and 2012 was due to the impact of the Company's improved financial results under generally accepted accounting principles. The Company's tax expense mainly reflects its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

The Company recorded additional interest charges related to its tax contingency reserve as well as an additional reserve for an uncertain tax position for the nine months ended September 30, 2013.  Tax returns for years 2009 through 2012 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2002 through 2008 to the extent of the net operating losses generated during those periods.

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue(1)
Retirement Centers	$133,272	$126,401	$392,364	$376,726
Assisted Living	262,524	254,179	783,636	757,930
CCRCs - Rental	100,076	96,681	297,965	287,051
CCRCs - Entry Fee	74,110	71,413	222,434	213,990
ISC	61,162	56,856	180,053	168,432
Management Services(2)	97,855	90,615	281,281	265,197
	$728,999	$696,145	$2,157,733	$2,069,326
Segment operating income(3)
Retirement Centers	$56,820	$50,722	$164,331	$154,388
Assisted Living	96,750	91,162	289,216	271,891
CCRCs - Rental	27,013	25,100	81,657	79,883
CCRCs - Entry Fee	18,218	15,164	55,561	47,486
ISC	11,764	11,915	36,078	36,730
Management Services	7,622	7,407	22,975	22,350
	218,187	201,470	649,818	612,728
General and administrative (including non-cash stock-based compensation expense)	45,824	43,158	138,470	134,202
Facility lease expense	69,232	71,167	207,028	213,240
Depreciation and amortization	68,644	62,876	200,557	189,781
Asset impairment	504	—	2,658	8,329
Loss on acquisition	—	—	—	636
Gain on facility lease termination	—	—	—	(2,780)
Income from operations	$33,983	$24,269	$101,105	$69,320

	As of
	September 30, 2013	December 31, 2012
Total assets
Retirement Centers	$1,245,316	$1,256,497
Assisted Living	1,426,868	1,438,934
CCRCs - Rental	524,875	534,220
CCRCs - Entry Fee	951,475	951,584
ISC	95,906	90,357
Corporate and Management Services	399,791	394,386
Total assets	$4,644,231	$4,665,978

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

14.      Subsequent Events
Effective October 1, 2013, the Company acquired seven communities for an aggregate purchase price of $80.9 million. The Company financed the transaction with $60.8 million of first mortgage financing (substantially through the assumption of existing debt), with the balance of the purchase price paid from cash on hand. The Company had been managing six of the communities since the acquisition of Horizon Bay in September 2011. The results of operations of the seven communities will be reported in the Assisted Living segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the consummation of the restructuring of the management agreements with Chartwell Retirement Residences ("Chartwell"); statements relating to our operational initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment, returns on invested capital and taxes; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions (including the Chartwell portfolio acquisition) on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk that we may not be able to satisfy the conditions and successfully complete the Chartwell management agreement restructuring; the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2013 and 2012 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Total revenues	$729.0	$696.1	$32.9	4.7%
Net loss	$(1.0)	$(12.2)	$(11.2)	(92.1%)
Adjusted EBITDA	$114.1	$106.8	$7.3	6.8%
Cash From Facility Operations	$70.6	$61.5	$9.1	14.8%
Facility Operating Income	$203.6	$187.6	$16.0	8.5%

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Total revenues	$2,157.7	$2,069.3	$88.4	4.3%
Net loss	$(2.6)	$(41.8)	$(39.2)	(93.8%)
Adjusted EBITDA	$338.2	$307.9	$30.3	9.8%
Cash From Facility Operations	$209.6	$177.5	$32.1	18.0%
Facility Operating Income	$605.7	$571.5	$34.2	6.0%

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

During the nine months ended September 30, 2013, we experienced an increase in our total revenues, primarily due to increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue.  Total revenues for the nine months ended September 30, 2013 increased to $2.2 billion, an increase of $88.4 million, or 4.3%, over our total revenues for the nine months ended September 30, 2012.  Resident fees for the nine months ended September 30, 2013 increased $72.3 million, or 4.0%, from the prior year period. Management fees increased $0.6 million, or 2.8%, from the prior year period, and reimbursed costs incurred on behalf of managed communities increased $15.5 million, or 6.4%.

The increase in resident fees during the nine months ended September 30, 2013 was primarily a result of a 2.7% increase in senior housing average monthly revenue per unit compared to the prior year period, an 80 basis points increase in average occupancy and an increase in revenues from our ancillary services programs.  Our weighted average occupancy rate for the nine months ended September 30, 2013 and 2012 was 88.6% and 87.8%, respectively.  The increase in our average occupancy rate was a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During the nine months ended September 30, 2013, we also made progress in controlling our cost growth.  Facility operating expenses for the nine months ended September 30, 2013 were $1.2 billion, an increase of $35.9 million, or 3.0%, as compared to the nine months ended September 30, 2012.

Net loss for the nine months ended September 30, 2013 was $2.6 million, or $(0.02) per basic and diluted common share, compared to a net loss of $41.8 million, or $(0.34) per basic and diluted common share, for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 9.8%, 18.0% and 6.0%, respectively, when compared to the nine months ended September 30, 2012.

During the first nine months of 2013, we continued to expand our ancillary services offerings.  As of September 30, 2013, we offered therapy services to approximately 53,000 of our units and home health services to approximately 48,000 of our units (approximately 38,000 and 34,000 of these units, respectively, are in our consolidated portfolio).  As of that date we also had ten hospice agencies in operation.  We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies.  We also expect to expand our ancillary services programs by opening additional hospice agencies.

Effective October 1, 2013, we acquired seven communities from Chartwell for an aggregate purchase price of $80.9 million. We financed the transaction with $60.8 million of first mortgage financing (substantially through the assumption of existing debt), with the balance of the purchase price paid from cash on hand. We had been managing six of the communities since the acquisition of Horizon Bay in September 2011.

Consolidated Results of Operations

Three Months Ended September 30, 2013 and 2012

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$133,272	$126,401	$6,871	5.4%
Assisted Living	262,524	254,179	8,345	3.3%
CCRCs – Rental	100,076	96,681	3,395	3.5%
CCRCs – Entry Fee	74,110	71,413	2,697	3.8%
ISC	61,162	56,856	4,306	7.6%
Total resident fees	631,144	605,530	25,614	4.2%
Management services(1)	97,855	90,615	7,240	8.0%
Total revenue	728,999	696,145	32,854	4.7%
Expense
Facility operating expense
Retirement Centers	76,452	75,679	773	1.0%
Assisted Living	165,774	163,017	2,757	1.7%
CCRCs – Rental	73,063	71,581	1,482	2.1%
CCRCs – Entry Fee	55,892	56,249	(357)	(0.6%)
ISC	49,398	44,941	4,457	9.9%
Total facility operating expense	420,579	411,467	9,112	2.2%
General and administrative expenses	45,824	43,158	2,666	6.2%
Facility lease expense	69,232	71,167	(1,935)	(2.7%)
Depreciation and amortization	68,644	62,876	5,768	9.2%
Asset impairment	504	—	504	100.0%
Costs incurred on behalf of managed communities	90,233	83,208	7,025	8.4%
Total operating expense	695,016	671,876	23,140	3.4%
Income from operations	33,983	24,269	9,714	40.0%
Interest income	472	676	(204)	(30.2%)
Interest expense
Debt	(29,642)	(32,262)	(2,620)	(8.1%)
Amortization of deferred financing costs and debt discounts	(4,100)	(4,543)	(443)	(9.8%)
Change in fair value of derivatives and amortization	(1,377)	140	1,517	NM
Loss on extinguishment of debt	(53)	—	53	100.0%
Equity in earnings (loss) of unconsolidated ventures	431	(249)	680	273.1%
Other non-operating income	279	500	(221)	(44.2%)
Loss before income taxes	(7)	(11,469)	(11,462)	(99.9%)
Provision for income taxes	(960)	(747)	213	28.5%
Net loss	$(967)	$(12,216)	$(11,249)	(92.1%)

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	651	648	3	0.5%
Total units operated(2)
Period end	66,311	66,110	201	0.3%
Weighted average	66,243	66,090	153	0.2%
Owned/leased communities units(2)
Period end	47,983	48,013	(30)	(0.1%)
Weighted average	47,952	48,009	(57)	(0.1%)
Owned/leased communities occupancy rate (weighted average)	89.0%	88.0%	1.0%	1.1%
Senior Housing average monthly revenue per unit(3)	$4,397	$4,279	$118	2.8%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	—	—
Total units(2)
Period end	14,453	14,438	15	0.1%
Weighted average	14,444	14,445	(1)	—
Occupancy rate (weighted average)	90.2%	89.1%	1.1%	1.2%
Senior Housing average monthly revenue per unit(3)	$3,408	$3,275	$133	4.1%
Assisted Living
Number of communities (period end)	432	434	(2)	(0.5%)
Total units(2)
Period end	21,519	21,655	(136)	(0.6%)
Weighted average	21,513	21,652	(139)	(0.6%)
Occupancy rate (weighted average)	90.0%	89.1%	0.9%	1.0%
Senior Housing average monthly revenue per unit(3)	$4,518	$4,393	$125	2.8%
CCRCs - Rental
Number of communities (period end)	27	27	—	—
Total units(2)
Period end	6,687	6,691	(4)	(0.1%)
Weighted average	6,687	6,691	(4)	(0.1%)
Occupancy rate (weighted average)	86.7%	85.8%	0.9%	1.0%
Senior Housing average monthly revenue per unit(3)	$5,759	$5,619	$140	2.5%
CCRCs - Entry Fee
Number of communities (period end)	14	14	—	—
Total units(2)
Period end	5,324	5,229	95	1.8%
Weighted average	5,308	5,221	87	1.7%
Occupancy rate (weighted average)	84.1%	83.4%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,994	$4,975	$19	0.4%

Other Entry Fee Data
Non-refundable entrance fees sales	$9,223	$12,926	$(3,703)	(28.6%)
Refundable entrance fees sales(4)	9,875	12,206	(2,331)	(19.1%)
Total entrance fee receipts	19,098	25,132	(6,034)	(24.0%)

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Refunds	(7,728)	(6,024)	1,704	28.3%
Net entrance fees	$11,370	$19,108	$(7,738)	(40.5%)
Management Services
Number of communities (period end)	102	97	5	5.2%
Total units(2)
Period end	18,328	18,097	231	1.3%
Weighted average	18,291	18,081	210	1.2%
Occupancy rate (weighted average)	85.7%	84.3%	1.4%	1.7%

ISC
Outpatient Therapy treatment codes	818,758	939,241	(120,483)	(12.8%)
Home Health average census	4,574	3,651	923	25.3%
__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the three months ended September 30, 2013 and 2012 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $3.2 million and $2.4 million for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, our total operations included 651 communities with a capacity to serve 67,069 residents.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, and an increase in occupancy.  During the current period, revenues grew 3.8% at the 541 communities we operated during both periods with a 2.5% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 1.1% in these communities period over period.

Retirement Centers revenue increased $6.9 million, or 5.4%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

Assisted Living revenue increased $8.3 million, or 3.3%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.  The increase was partially offset by the impact of the disposition of three communities subsequent to the prior year period.

CCRCs - Rental revenue increased $3.4 million, or 3.5%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

CCRCs - Entry Fee revenue increased $2.7 million, or 3.8%, primarily due to an increase in the number of units operated and an increase in occupancy at the communities we operated during both periods.

ISC revenue increased $4.3 million, or 7.6%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume and by the impact of reimbursement changes.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $7.2 million, or 8.0%, primarily due to additional costs incurred on behalf of managed communities resulting from an increase in the number of managed communities from the prior year period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increases in salaries and wages and additional expenses incurred in connection with the expansion of our ancillary services programs. These increases were partially offset by a decrease in insurance expense.

Retirement Centers operating expenses increased $0.8 million, or 1.0%, primarily due to an increase in salaries and wages due to wage rate increases and an increase in food and supplies expense due to an increase in occupancy.  These increases were partially offset by a decrease in insurance expense.

Assisted Living operating expenses increased $2.8 million, or 1.7%, primarily due to an increase in salaries and wages due to wage rate increases and expenses incurred for grounds maintenance services. These increases were partially offset by a decrease in insurance expense and by the impact of the disposition of three communities subsequent to the prior year period.

CCRCs - Rental operating expenses increased $1.5 million, or 2.1%, primarily driven by an increase in salaries and wages due to wage rate increases and increased hours worked period over period, an increase in food and supplies expense due to an increase in occupancy and an increase in bad debt expense period over period. These increases were partially offset by a decrease in insurance expense.

CCRCs - Entry Fee operating expenses decreased $0.4 million, or 0.6%, primarily driven by a decrease in insurance expense.

ISC operating expenses increased $4.5 million, or 9.9%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, an increase in therapy labor expense and an increase in bad debt expense.

General and Administrative Expense

General and administrative expense increased $2.7 million, or 6.2%, primarily as a result of increased employee benefits, travel, professional fees and repairs and maintenance expenses.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and electronic medical records ("EMR") roll-out costs, was 4.3% for both the three months ended September 30, 2013 and 2012, calculated as follows (dollars in thousands):

	Three Months Ended September 30,
	2013		2012

Resident fee revenues	$631,144	78.8%	$605,530	79.2%
Resident fee revenues under management	169,373	21.2%	158,600	20.8%
Total	$800,517	100.0%	$764,130	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$34,269	4.3%	$32,513	4.3%
Non-cash stock-based compensation expense	6,894	0.9%	6,021	0.8%
Integration, transaction-related and EMR roll-out costs	4,661	0.6%	4,624	0.6%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$45,824	5.7%	$43,158	5.6%

Facility Lease Expense

Facility lease expense decreased $1.9 million, or 2.7%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased $5.8 million, or 9.2%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Asset Impairment

During the three months ended September 30, 2013, we recognized $0.5 million of impairment charges related to asset impairments for property, plant, and equipment for a community within the Assisted Living segment. We compared the estimated fair value of the assets to the carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $7.0 million, or 8.4%, primarily due to additional costs resulting from an increase in the number of managed communities from the prior year period.

Interest Expense

Interest expense decreased $1.5 million, or 4.2%, primarily due to decreased interest expense related to our mortgage debt, which had lower interest rates period over period, and a decrease in amortization of deferred financing costs and debt discount. These decreases were partially offset by a change in the fair value of interest rate swaps and caps due to a decrease in interest rates during the current period.

Income Taxes

The difference in our effective tax rates for the three months ended September 30, 2013 and 2012 was due to the impact of our improved financial results under generally accepted accounting principles.  Tax expense mainly reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

Additional interest charges related to our tax contingency reserve as well as an additional reserve for an uncertain tax position were recorded during the three months ended September 30, 2013.  Tax returns for years 2009 through 2012 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2002 through 2008 to the extent of the net operating losses generated during those periods.

Nine Months Ended September 30, 2013 and 2012

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

(dollars in thousands, except average monthly revenue per unit)	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$392,364	$376,726	$15,638	4.2%
Assisted Living	783,636	757,930	25,706	3.4%
CCRCs - Rental	297,965	287,051	10,914	3.8%
CCRCs - Entry Fee	222,434	213,990	8,444	3.9%
ISC	180,053	168,432	11,621	6.9%
Total resident fees	1,876,452	1,804,129	72,323	4.0%
Management services(1)	281,281	265,197	16,084	6.1%
Total revenue	2,157,733	2,069,326	88,407	4.3%
Expense
Facility operating expense
Retirement Centers	228,033	222,338	5,695	2.6%
Assisted Living	494,420	486,039	8,381	1.7%
CCRCs - Rental	216,308	207,168	9,140	4.4%
CCRCs - Entry Fee	166,873	166,504	369	0.2%
ISC	143,975	131,702	12,273	9.3%
Total facility operating expense	1,249,609	1,213,751	35,858	3.0%
General and administrative expense	138,470	134,202	4,268	3.2%
Facility lease expense	207,028	213,240	(6,212)	(2.9%)
Depreciation and amortization	200,557	189,781	10,776	5.7%
Asset impairment	2,658	8,329	(5,671)	(68.1%)
Loss on acquisition	—	636	(636)	(100.0%)
Gain on facility lease termination	—	(2,780)	(2,780)	(100.0%)
Costs incurred on behalf of managed communities	258,306	242,847	15,459	6.4%
Total operating expense	2,056,628	2,000,006	56,622	2.8%
Income from operations	101,105	69,320	31,785	45.9%
Interest income	1,027	2,220	(1,193)	(53.7%)
Interest expense
Debt	(90,456)	(96,743)	(6,287)	(6.5%)
Amortization of deferred financing costs and debt discount	(13,017)	(13,602)	(585)	(4.3%)
Change in fair value of derivatives and amortization	594	(371)	(965)	(260.1%)

(dollars in thousands, except average monthly revenue per unit)	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Loss on extinguishment of debt	(946)	(221)	725	328.1%
Equity in earnings (loss) of unconsolidated ventures	991	(211)	1,202	569.7%
Other non-operating income	1,365	392	973	248.2%
Income (loss) before income taxes	663	(39,216)	39,879	101.7%
Provision for income taxes	(3,272)	(2,559)	713	27.9%
Net loss	$(2,609)	$(41,775)	$(39,166)	(93.8%)

Selected Operating and Other Data:
Total number of communities (period end)	651	648	3	0.5%
Total units operated(2)
Period end	66,311	66,110	201	0.3%
Weighted average	66,175	66,105	70	0.1%
Owned/leased communities units(2)
Period end	47,983	48,013	(30)	(0.1%)
Weighted average	47,937	47,946	(9)	—
Owned/leased communities occupancy rate (weighted average)	88.6%	87.8%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$4,382	$4,267	$115	2.7%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	—	—
Total units(2)
Period end	14,453	14,438	15	0.1%
Weighted average	14,434	14,449	(15)	(0.1%)
Occupancy rate (weighted average)	89.7%	88.9%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$3,366	$3,259	$107	3.3%
Assisted Living
Number of communities (period end)	432	434	(2)	(0.5%)
Total units(2)
Period end	21,519	21,655	(136)	(0.6%)
Weighted average	21,523	21,641	(118)	(0.5%)
Occupancy rate (weighted average)	89.5%	88.7%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$4,520	$4,387	$133	3.0%
CCRCs - Rental
Number of communities (period end)	27	27	—	—
Total units(2)
Period end	6,687	6,691	(4)	(0.1%)
Weighted average	6,686	6,659	27	0.4%
Occupancy rate (weighted average)	86.8%	86.0%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$5,706	$5,571	$135	2.4%
CCRCs - Entry Fee
Number of communities (period end)	14	14	—	—
Total units(2)
Period end	5,324	5,229	95	1.8%

(dollars in thousands, except average monthly revenue per unit)	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Weighted average	5,295	5,197	98	1.9%
Occupancy rate (weighted average)	84.2%	83.5%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$5,010	$4,998	$12	0.2%

Other Entry Fee Data
Non-refundable entrance fees sales	$30,584	$30,303	$281	0.9%
Refundable entrance fees sales(4)	29,265	29,512	(247)	(0.8%)
Total entrance fee receipts	59,849	59,815	34	0.1%
Refunds	(24,504)	(19,555)	4,949	25.3%
Net entrance fees	$35,345	$40,260	$(4,915)	(12.2%)

Management Services
Number of communities (period end)	102	97	5	5.2%
Total units(2)
Period end	18,328	18,097	231	1.3%
Weighted average	18,238	18,159	79	0.4%
Occupancy rate (weighted average)	85.1%	84.2%	0.9%	1.1%

ISC
Outpatient Therapy treatment codes	2,480,142	2,804,421	(324,279)	(11.6%)
Home Health average census	4,410	3,551	859	24.2%
__________
(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.
(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and ISC segment revenue, divided by average occupied units.
(4)	Refundable entrance fee sales for the nine months ended September 30, 2013 and 2012 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $9.0 million and $8.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, and an increase in occupancy.  During the current year period, revenues grew 3.5% at the 540 communities we operated during both periods with a 2.5% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.9% in these communities period over period.

Retirement Centers revenue increased $15.6 million, or 4.2%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

Assisted Living revenue increased $25.7 million, or 3.4%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.  The increase was partially offset by the impact of the disposition of three communities subsequent to the prior year period.

CCRCs - Rental revenue increased $10.9 million, or 3.8%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.

CCRCs - Entry Fee revenue increased $8.4 million, or 3.9%, primarily due to an increase in occupancy at the communities we operated during both periods and an increase in the number of units operated. This increase was partially offset by a decrease in skilled therapy revenue due to lower Medicare reimbursement.

ISC revenue increased $11.6 million, or 6.9%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume and by the impact of reimbursement changes.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $16.1 million, or 6.1%, primarily due to additional costs incurred on behalf of managed communities resulting from an increase in the number of managed communities from the prior year period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increased marketing and advertising expenses, as well as increases in salaries and wages and additional expenses incurred in connection with the expansion of our ancillary services programs. These increases were partially offset by a decrease in insurance expense.

Retirement Centers operating expenses increased $5.7 million, or 2.6%, primarily due to an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases. There was also an increase in real estate tax expense period over period and an increase in food expense driven by higher occupancy compared to the prior year period. These increases were partially offset by a decrease in insurance expense.

Assisted Living operating expenses increased $8.4 million, or 1.7%, primarily due to an increase in marketing and advertising expense and an increase in salaries and wages due to wage rate increases. There was also an increase in grounds maintenance and repair expense period over period. These increases were partially offset by a decrease in insurance expense.

CCRCs - Rental operating expenses increased $9.1 million, or 4.4%, primarily driven by an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period, an increase in healthcare supplies expense due to an increase in occupancy and residents with higher acuity needs, and an increase in marketing and advertising expense. There was also an increase in bad debt expense compared to the prior year period. These increases were partially offset by a decrease in insurance expense.

CCRCs - Entry Fee operating expenses increased $0.4 million, or 0.2%, primarily driven by an increase in marketing and advertising expense, an increase in salaries and wages due to wage rate increases, and an increase in bad debt expense. These increases were partially offset by a decrease in skilled therapy service expense due to a decrease in hours worked in the current year period and a decrease in insurance expense.

ISC operating expenses increased $12.3 million, or 9.3%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, an increase in therapy labor expense and an increase in bad debt expense.

General and Administrative Expense

General and administrative expense increased $4.3 million, or 3.2%, primarily as a result of increases in salaries and wage expense and employee benefits expense primarily due to increased employee headcount and increases in travel, repairs and maintenance, and marketing and advertising expenses.  These increases were partially offset by a decrease in integration, transaction-related and EMR roll-out costs compared to the prior year period. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.5% and 4.3% for the nine months ended September 30, 2013 and 2012, respectively, calculated as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013		2012

Resident fee revenues	$1,876,452	79.0%	$1,804,129	79.1%
Resident fee revenues under management	500,238	21.0%	475,522	20.9%
Total	$2,376,690	100.0%	$2,279,651	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$107,302	4.5%	$98,801	4.3%
Non-cash stock-based compensation expense	20,776	0.9%	19,185	0.8%
Integration, transaction-related and EMR roll-out costs	10,392	0.4%	16,216	0.7%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$138,470	5.8%	$134,202	5.9%

Facility Lease Expense

Facility lease expense decreased $6.2 million, or 2.9%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased $10.8 million, or 5.7%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Asset Impairment

During the nine months ended September 30, 2013, we recognized $2.7 million of impairment charges related to asset impairments for property, plant, and equipment for certain communities within the CCRCs – Rental and Assisted Living segments. During the nine months ended September 30, 2012, we recognized $8.3 million of impairment charges related to asset impairments for property, plant, and equipment for certain communities within the Assisted Living and CCRCs – Entry Fee segments. We compared the estimated fair value of the assets to the carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Loss on Acquisition

The loss on acquisition recognized during the nine months ended September 30, 2012 relates to the reduction of a prior-year gain for adjustments to pre-acquisition self-insurance reserves and the related tax impact.

Gain on Facility Lease Termination

During the nine months ended September 30, 2012, we recognized a $2.8 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with nine previously-leased communities that were acquired during the prior year period, partially offset by the write-off of deferred lease costs.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $15.5 million, or 6.4%, primarily due to additional costs resulting from an increase in the number of managed communities from the prior year period.

Interest Expense

Interest expense decreased $7.8 million, or 7.1%, primarily due to decreased interest expense related to our mortgage debt, which had lower interest rates period over period, and a gain recorded from the change in the fair value of interest rate swaps and caps due to an increase in interest rates since the purchase of the instruments.

Income Taxes

The difference in our effective tax rates for the nine months ended September 30, 2013 and 2012 was due to the impact of our improved financial results under generally accepted accounting principles.  Tax expense mainly reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

Additional interest charges related to our tax contingency reserve as well as an additional reserve for an uncertain tax position were recorded during the nine months ended September 30, 2013.  Tax returns for years 2009 through 2012 are subject to future examination by tax authorities.  In addition, certain tax returns are open from 2002 through 2008 to the extent of the net operating losses generated during those periods.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):
	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$249,075	$207,978
Cash used in investing activities	(177,901)	(273,405)
Cash (used in) provided by financing activities	(97,724)	77,095
Net (decrease) increase in cash and cash equivalents	(26,550)	11,668
Cash and cash equivalents at beginning of period	69,240	30,836
Cash and cash equivalents at end of period	$42,690	$42,504

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

We are highly leveraged and have significant debt and lease obligations.  As of September 30, 2013, we have three principal corporate-level debt obligations:  our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At September 30, 2013, we had $2.3 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.5% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At September 30, 2013, we had $299.3 million of capital and financing lease obligations, $45.0 million was drawn on our revolving loan facility, and $71.8 million of letters of credit had been issued under our letter of credit facilities.  Approximately $72.2 million of our debt and capital lease obligations are due on or before September 30, 2014.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending September 30, 2014, we will be required to make approximately $281.0 million of payments in connection with our existing operating leases.

We had $42.7 million of cash and cash equivalents at September 30, 2013, excluding cash and escrow deposits-restricted and lease security deposits of $144.0 million in the aggregate.  As of that date, we also had $238.6 million of availability on our revolving credit facility (of which $45.0 million had been drawn as of September 30, 2013).

At September 30, 2013, we had $423.5 million of negative working capital, which includes the classification of $268.7 million of refundable entrance fees as current liabilities. Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of the refundable entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $35.3 million of cash for the nine months ended September 30, 2013.

For the year ending December 31, 2013, we anticipate that we will make investments of approximately $180.0 million to $195.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $140.0 million to $150.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the nine months ended September 30, 2013, we spent approximately $32.1 million for net recurring capital expenditures and approximately $89.8 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $40.0 million to $50.0 million during 2013 in connection with recently initiated or currently planned projects.  For the nine months ended September 30, 2013, we spent approximately $38.1 million in connection with our Program Max initiative.

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

As of September 30, 2013, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Credit Facilities

On March 28, 2013, we entered into a second amended and restated credit agreement with General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto.  The amended credit agreement extended the maturity date of the facility to March 31, 2018 and decreased the interest rate payable on advances and the fee payable on the unused portion of the facility.  The amended credit agreement provided an option to increase the committed amount initially from $230.0 million to $250.0 million, which we exercised on June 28, 2013, and provides an additional option to increase the committed amount from $250.0 million to up to $350.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders.  The amended credit agreement also permits reduction of the committed amount or termination of the facility during the last two years of the five year term without payment of a premium or penalty.  The amended credit agreement was further amended and restated effective September 20, 2013 to, among other things, incorporate a $25.0 million swingline feature to permit same-day borrowing.

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

As of September 30, 2013, we had an available secured line of credit with a $250.0 million commitment and $238.6 million of availability (of which $45.0 million had been drawn as of such date). We also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of September 30, 2013.  Letters of credit totaling $71.8 million had been issued under these facilities as of that date.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2013. See Note 8 for financing transactions that were completed during the period.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Net loss	$(967)	$(12,216)	$(2,609)	$(41,775)
Provision for income taxes	960	747	3,272	2,559
Equity in (earnings) loss of unconsolidated ventures	(431)	249	(991)	211
Loss on extinguishment of debt	53	—	946	221
Other non-operating income	(279)	(500)	(1,365)	(392)
Interest expense:
Debt	23,467	24,615	71,291	73,691
Capitalized lease obligation	6,175	7,647	19,165	23,052

Amortization of deferred financing costs and debt discount	4,100	4,543	13,017	13,602
Change in fair value of derivatives and amortization	1,377	(140)	(594)	371
Interest income	(472)	(676)	(1,027)	(2,220)
Income from operations	33,983	24,269	101,105	69,320
Gain on facility lease termination	—	—	—	(2,780)
Loss on acquisition	—	—	—	636
Depreciation and amortization	68,644	62,876	200,557	189,781
Asset impairment	504	—	2,658	8,329
Straight-line lease expense	818	2,118	2,250	5,324
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Amortization of entrance fees	(7,013)	(6,459)	(21,178)	(18,835)
Non-cash stock-based compensation expense	6,894	6,021	20,776	19,185
Entrance fee receipts(2)	19,098	25,132	59,849	59,815
Entrance fee disbursements	(7,728)	(6,024)	(24,504)	(19,555)
Adjusted EBITDA	$114,107	$106,840	$338,234	$307,941
__________

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $4.7 million and $10.4 million for the three and nine months ended September 30, 2013, respectively. The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $4.6 million and $16.2 million for the three and nine months ended September 30, 2012, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Net cash provided by operating activities	$104,247	$79,431	$249,075	$207,978
Changes in operating assets and liabilities	(21,464)	(10,731)	(5,725)	(5,926)
Refundable entrance fees received(2)(3)	9,875	12,206	29,265	29,512
Entrance fee refunds disbursed	(7,728)	(6,024)	(24,504)	(19,555)
Recurring capital expenditures, net	(12,127)	(11,475)	(32,115)	(28,138)
Lease financing debt amortization with fair market value or no purchase options	(3,518)	(3,066)	(10,333)	(8,988)
Distributions from unconsolidated ventures from cumulative share of net earnings	(648)	(420)	(2,089)	(1,435)
CFFO from unconsolidated ventures	1,922	1,559	5,979	4,097
Cash From Facility Operations	$70,559	$61,480	$209,553	$177,545

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $4.7 million and $10.4 million for the three and nine months ended September 30, 2013, respectively. The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $4.6 million and $16.2 million for the three and nine months ended September 30, 2012, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the three months ended September 30, 2013 and 2012 were $0.3 million and $4.6 million, respectively, and for the nine months ended September 30, 2013 and 2012 were ($0.1) million and $2.9 million, respectively.
(3)	Total entrance fee receipts for the three months ended September 30, 2013 and 2012 were $19.1 million and $25.1 million, respectively, including $9.2 million and $12.9 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities. Total entrance fee receipts for both the nine months ended September 30, 2013 and 2012 were $59.8 million, including $30.6 million and $30.3 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(967)	$(12,216)	$(2,609)	$(41,775)
Provision for income taxes	960	747	3,272	2,559
Equity in (earnings) loss of unconsolidated ventures	(431)	249	(991)	211
Loss on extinguishment of debt	53	—	946	221
Other non-operating income	(279)	(500)	(1,365)	(392)
Interest expense:
Debt	23,467	24,615	71,291	73,691
Capitalized lease obligation	6,175	7,647	19,165	23,052
Amortization of deferred financing costs and debt discount	4,100	4,543	13,017	13,602
Change in fair value of derivatives and amortization	1,377	(140)	(594)	371
Interest income	(472)	(676)	(1,027)	(2,220)
Income from operations	33,983	24,269	101,105	69,320
Gain on facility lease termination	—	—	—	(2,780)
Depreciation and amortization	68,644	62,876	200,557	189,781
Asset impairment	504	—	2,658	8,329
Loss on acquisition	—	—	—	636
Facility lease expense	69,232	71,167	207,028	213,240
General and administrative (including non-cash stock-based compensation expense)	45,824	43,158	138,470	134,202
Amortization of entrance fees	(7,013)	(6,459)	(21,178)	(18,835)
Management fees	(7,622)	(7,407)	(22,975)	(22,350)
Facility Operating Income	$203,552	$187,604	$605,665	$571,543

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2013, we had approximately $1.3 billion of long-term fixed rate debt, $1.0 billion of long-term variable rate debt, excluding our line of credit, and $299.3 million of capital and financing lease obligations. As of September 30, 2013, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.5% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of September 30, 2013, $1.3 billion, or 57.1%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of September 30, 2013, $700.2 million, or 30.9%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $271.6 million, or 12.0%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $9.5 million, a 500 basis point increase in interest rates would have an impact of $45.1 million and a 1,000 basis point increase in interest rates would have an impact of $59.2 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	November 8, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
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
10.1
Third Amended and Restated Credit Agreement, dated as of September 20, 2013, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto.

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