Form 10-K
period 2013-12-31
Brookdale Senior Living Inc.
filed 2014-03-03
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.3 billion. The market value calculation was determined using a per share price of $26.44, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 27, 2014, 124,354,003 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time (including statements with respect to the Merger (as defined herein)) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment, returns on invested capital and taxes; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the Merger, including in respect of the satisfaction of closing conditions to the Merger; unanticipated difficulties and/or expenditures relating to the Merger; the risk that regulatory approvals required for the Merger are not obtained or are obtained subject to conditions that are not anticipated; uncertainties as to the timing of the Merger; litigation relating to the Merger; the impact of the transaction on relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining cost savings and synergies from the Merger; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included elsewhere in this Annual Report on Form 10-K.  Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business.

Overview

The Pending Merger

On February 20, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Emeritus Corporation, a Washington corporation ("Emeritus"), and Broadway Merger Sub Corporation, a Delaware corporation and our wholly owned subsidiary ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Emeritus (the "Merger"), with Emeritus continuing as the surviving corporation and our wholly owned subsidiary.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.0001 per share ("Emeritus Common Stock"), of Emeritus (including each restricted share of Emeritus Common Stock, but not including any shares (x) held by us or Emeritus or any of our or their wholly owned subsidiaries and (y) with respect to which appraisal rights are properly demanded and not withdrawn under Washington law ("Dissenting Shares")), will be automatically converted into the right to receive 0.95 of a share (the "Exchange Ratio") of our common stock.

The Merger Agreement provides that each option to purchase Emeritus Common Stock, whether vested or unvested (an "Emeritus Option"), will be canceled at the effective time of the Merger. Any Emeritus Option with an exercise price that is less than the implied dollar value of the per share consideration to be received in the Merger (valuing our common stock at its volume weighted average price over the 10 trading days preceding the consummation of the Merger) will be converted into the right to receive a number of shares of our common stock (net of any required withholding taxes) equal to the product of (x) the number of shares of Emeritus Common Stock subject to the Emeritus Option multiplied by (y) the excess of the implied dollar value of the per share consideration (based on the volume weighted average described above) over the exercise price of the Emeritus Option. Any Emeritus Option with an exercise price that is equal to or greater than the implied dollar value of the per share consideration to be received in the Merger as described above will be canceled without the payment of any consideration.

The Merger Agreement contains certain customary representations and warranties made by each party that are qualified by the confidential disclosures provided to the other party in connection with the Merger Agreement, as well as matters included in our and Emeritus' reports filed with the Securities and Exchange Commission prior to the date of the Merger Agreement. We and Emeritus have agreed to various customary covenants and agreements, including covenants regarding the conduct of our and their businesses prior to the closing of the Merger (the "Closing"), and covenants prohibiting each of us and Emeritus from soliciting alternative acquisition proposals and providing information to or engaging in discussions with third-parties, except in limited circumstances as provided in the Merger Agreement. In addition, the parties have agreed to use their respective reasonable best efforts to do all things necessary, proper or advisable to consummate the Merger, including obtaining all necessary approvals and consents, subject to certain limitations. In connection with the Merger, we will also seek stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock from 200,000,000 to 500,000,000.

The Closing is subject to satisfaction or waiver of certain conditions, including, among others: (i) the approval of our and Emeritus' stockholders; (ii) the absence of any law or order prohibiting the Closing; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the receipt of certain federal and state government approvals necessary for the ownership, operation and management of Emeritus' senior living facilities and expiration of notice periods for the same, subject to certain exceptions; (v) the continuing effectiveness or receipt, as applicable, of certain third-party consents, subject to certain exceptions; (vi) the accuracy of each party's representations and warranties, subject to certain materiality qualifiers; (vii) the performance in all material respects of each party's obligations under the Merger Agreement; (viii) no more than 7.5% of the shares of Emeritus Common Stock being Dissenting Shares; and (ix) the absence of any change, event or development that would reasonably be expected to have either a Parent Material Adverse Effect or a Company Material Adverse Effect (each as defined in the Merger Agreement).

The Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the Closing has not occurred by the nine-month anniversary of the Merger Agreement (subject to extension for up to 60 days if certain required regulatory approvals have not yet been obtained); (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the Closing; (iii) if our or Emeritus' stockholders fail to approve the transaction; (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the Closing; or (v) if the other party's board of directors makes an Adverse Recommendation Change (as defined in the Merger Agreement), or fails to reaffirm its recommendation following receipt of an acquisition proposal. In addition, prior to obtaining its stockholder approval and subject to the payment of a termination fee, we and Emeritus each may terminate the Merger Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement, under specified circumstances (including in connection with a Superior Proposal), we will be obligated to pay a termination fee of $143 million to Emeritus and Emeritus will be required to pay a termination fee of $53 million to us. If the Merger Agreement is terminated because a party's stockholders do not approve the transaction, such party will be obligated to pay the other party $13.5 million (which amount is intended as compensation for transaction expenses).

We and Emeritus have agreed to take all action necessary to provide that our board of directors appoints one individual serving on the Emeritus board of directors to our board of directors at the Closing (subject to the approval of such nominee by our board's Nominating and Corporate Governance Committee). In connection with the foregoing, it is anticipated that Granger Cobb, President and Chief Executive Officer of Emeritus, will be joining our board of directors following the Closing. In addition, Mr. Cobb will provide consulting services to us following the Closing.

In connection with the execution of the Merger Agreement, we concurrently entered into a voting agreement (the "Voting Agreement") with certain stockholders of Emeritus (the "Emeritus Stockholders") providing for, among other things, the Emeritus Stockholders' agreement to vote all of the shares of Emeritus Common Stock held by them in favor of the transactions contemplated by the Merger Agreement. The Voting Agreement terminates on the earliest of (i) the date the Merger Agreement is terminated in accordance with its terms, (ii) the effective time of the Merger and (iii) the termination of the Voting Agreement by the mutual written consent of us and the Stockholders. In addition, certain Stockholders have agreed to certain limitations on their ability to sell shares of our common stock received by them in the Merger for a specified period following the effective time of the Merger.

In connection with the execution of the Merger Agreement, we concurrently entered into a letter agreement (the "Letter Agreement") with certain of our stockholders that are affiliates of certain funds managed by affiliates of Fortress Investment Group LLC (the "Fortress Stockholders") that are party to that certain Stockholders Agreement, dated as of November 28, 2005, by and among us and the stockholders named therein (as amended, the "Fortress Stockholders Agreement"), providing for, among other things, the Fortress Stockholders' agreement to vote all of the shares of our common stock to the extent held by them as of the applicable record date for our special meeting in favor of the transactions contemplated by the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Letter Agreement, we have agreed, among other things, (i) following the filing of our Registration Statement on Form S-4 (the "Form S-4") and prior to the Closing, not to exercise our right under the Fortress Stockholders Agreement to suspend the Fortress Stockholders' use of the prospectus under our Registration Statement on Form S-3 (the "Form S-3"); (ii) from the date of the Merger Agreement until the expiration of a period of thirty consecutive days following the filing of the Form S-4 during which the financial information set forth in the Form S-4 and Form S-3 is not "stale" (such period, the "Restricted Period"), not to issue any equity securities, subject to certain exceptions; and (iii) during the thirty day period following any sale by the Fortress Stockholders of at least 5,000,000 shares of our common stock during the Restricted Period, not to issue any equity securities, subject to certain exceptions. The Letter Agreement also provides that the Fortress Stockholders will cause the resignation of their designees to our board of directors upon any decrease of their ownership of our common stock below certain agreed thresholds.

The foregoing description of the Merger Agreement, the Voting Agreement and the Letter Agreement and the transactions contemplated thereby do not purport to be complete and are subject to and qualified in their entirety by reference to the full text of the Merger Agreement, Voting Agreement and Letter Agreement, each of which is included as an exhibit to this Form 10-K, which can found in our Securities and Exchange Commission filings at www.sec.gov. The foregoing information about the Merger Agreement, the Voting Agreement and the Letter Agreement and the actions and conditions contemplated thereby is stated as of the date on which this Form 10-K is filed. We undertake no obligation to correct or update any information after the date hereof.

The Merger Agreement has been filed as an exhibit to this Form 10-K to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about us, Emeritus or any of our or their subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement were made by the parties thereto only for purposes of that agreement and as of specific dates; were made solely for the benefit of the parties to the Merger Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement (such disclosures include information that has been included in our public disclosures, as well as additional non-public information); may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of us or Emeritus or any of our or their subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our or Emeritus' public disclosures.

Our Business

As of December 31, 2013, we are the largest operator of senior living communities in the United States based on total capacity, with 649 communities in 36 states and the ability to serve approximately 67,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  As of December 31, 2013, we operated in six business segments:  retirement centers, assisted living, continuing care retirement communities ("CCRCs") – rental, CCRCs – entry fee, Brookdale Ancillary Services (formerly known as Innovative Senior Care) and management services.

As of December 31, 2013, we operated 76 retirement center communities with 14,549 units, 438 assisted living communities with 22,176 units, 26 rental CCRC communities with 6,504 units, 14 entry fee CCRC communities with 5,873 units and 95 communities with 17,422 units where we provide management services for third parties or joint ventures in which we have an ownership interest. We offer therapy services to approximately 52,000 of our units and home health services to approximately 47,000 of our units.  The majority of our units are located in campus settings or communities containing multiple services, including CCRCs.  For the year ended December 31, 2013, the weighted average occupancy rate for our owned/leased communities was 88.7%.  We generate approximately 80.0% of our resident fee revenues from private pay customers. For the year ended December 31, 2013, 42.2% of our resident and management fee revenues were generated from owned communities, 47.1% from leased communities, 9.5% from our Brookdale Ancillary Services business and 1.2% from management fees from communities we operate on behalf of third parties or joint ventures.

The table below presents a summary of our operating results and certain other financial metrics for each of the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Total revenues	$2,892.0	$2,768.7	$2,456.5
Net loss(1)	$(3.6)	$(66.5)	$(69.1)
Adjusted EBITDA(2)	$463.2	$409.9	$402.7
Cash From Facility Operations(3)	$294.0	$239.0	$239.9
Facility Operating Income(2)	$812.2	$758.8	$757.8

(1)	Net loss for 2013, 2012 and 2011 include non-cash impairment charges of $12.9 million, $27.7 million and $16.9 million, respectively.

(2)	Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of net loss to each of these measures.

(3)	Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" for an explanation of how we define this measure, a detailed description of why we believe such measure is useful and the limitations of such measure, and a reconciliation of net cash provided by operating activities to such measure.

Our operating results for the year ended December 31, 2013 were favorably impacted by an increase in the average monthly revenue per unit compared to the prior year, a 70 basis points increase in average occupancy and an increase in revenues from our ancillary services programs.  The increases in occupancy rates were a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During 2013, we increased our owned property portfolio by acquiring the underlying real estate associated with eight Assisted Living communities with a total of approximately 633 units for an aggregate purchase price of $83.3 million.  Six of the communities had previously been managed by us since the acquisition of Horizon Bay in September 2011.  During the period, we also acquired two home health agencies and one hospice agency for an aggregate purchase price of approximately $2.6 million.

During the year, we also made additional progress on our Program Max initiative.  For the year ended December 31, 2013, we invested $31.8 million on the expansion, redevelopment and repositioning of our existing communities, net of third party lender or lessor reimbursement.  We have completed 15 Program Max projects in 2013, which have resulted in 164 net new units.  We currently have 25 additional Program Max projects that have been approved, most of which have begun construction.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry.  We also believe that we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive "home-like" setting, assistance with activities of daily living ("ADLs") (such as eating, bathing, dressing, toileting and transferring/walking) and, in several communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. Our strategy is to be the leading provider of senior living solutions, built on a large and growing senior housing platform.  By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

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

Growth Strategy

Our primary growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income.  Key elements of our strategy to achieve these objectives include:

·
Organic growth in our core business, including expense control and the realization of economies of scale.  We plan to grow our existing operations by increasing revenues through a combination of occupancy growth and increases in the monthly service fees we receive.  We believe we will continue to see improving demand fundamentals in the senior living industry. In addition, we intend to focus on growing occupancy and rates by continually improving our operational, sales and marketing execution.  We have recently taken steps to centralize and modernize our marketing function and programs to meet the changing manner in which our prospective customers and their families approach a buying decision.  We have created a multi-layered marketing approach, which greatly enhances the use of the internet and response mechanisms like centralized call centers.  Much of our marketing approach is centered on the Brookdale branding initiative that was launched in 2013.  Additionally, we intend to continue investing significant capital expenditures into our portfolio to renovate and upgrade communities, which we expect will drive greater occupancy and higher rates. We also plan to continue our efforts to achieve cost savings through the realization of additional economies of scale and initiatives designed to improve operational effectiveness.  We will continue to improve our systems and processes to most efficiently meet the needs of our residents.  The size of our business has allowed us to achieve savings in the procurement of goods and services, and we expect that we can achieve additional savings.

·
Growth through strategic capital allocation.  We plan to grow our revenues and cash flows by deploying capital to increase the value of existing assets and adding new communities or business lines. Through our Program Max initiative, we intend to expand, redevelop and reposition certain of our existing communities where economically advantageous.  Certain of our communities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents).  Additionally, the community, as well as our presence in the market, may benefit from adding a new level of service for residents.  Through Program Max, we may also reposition certain communities to meet the evolving needs of our customers.  This may include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications.   As opportunities arise, we plan to continue to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and senior living communities.  We may also seek to acquire the fee interest in communities that we currently lease or manage.  Our acquisition strategy will continue to focus primarily on accretive acquisitions of strategic portfolios or select communities that fill a service level need in one of our market continuums.

·
Growth through development of a market leading Brookdale brand.  We plan to continue to build a recognized national brand, which creates market differentiation and value enhancement through higher occupancy and increased rates.  Being the sole senior living provider with a national footprint and diverse service offerings, we believe we are best positioned to become the leading solutions provider for seniors and their families as they grapple with the issues of aging.  We expect that aligning and unifying marketing activities and spending within the brand initiative will drive preference for Brookdale among prospects.   We expect that creating brand equity will drive loyalty with residents and their families and, importantly, with associates, thereby improving recruitment, engagement and retention.

·
Growth through innovation of product offerings, including our Brookdale Ancillary Services programs. We plan to grow our revenues by innovating our product offerings and providing new senior living solutions to meet evolving consumer needs and expectations.  We plan to provide more solutions for current customers and leverage and expand products to serve new customers.  For example, we will continue to roll out hospice services into our markets.  In 2013, we increased the number of markets with hospice services to 11 and expect to continue to add markets over the next several years.  We also plan to leverage the array of services that are currently offered to residents in our buildings to seniors who want to remain in their homes. Through the Brookdale Ancillary Services program, we currently provide therapy, home health, hospice and other ancillary services, as well as education and wellness programs.  We plan to focus on expanding those services outside of our communities to seniors in their homes, initially to those who are short-term patients of skilled nursing centers.  We expect that this will not only grow cash flow, but providing quality service in a person's home can become the entry point into the full continuum of our services.  We also plan to focus on the opportunity to become a significant player in the post-acute healthcare world.  We expect to continue our initiatives to link our unique continuum of care with other post-acute care providers to provide the most effective, comprehensive set of solutions for seniors.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the last twenty years, marked by the emergence of the assisted living segment in the mid-1990's. The industry is highly fragmented and characterized by numerous local and regional operators.  We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

Beginning in 2007, the industry was affected by the downturn the general economy, increased unemployment and a downturn in the housing market.  In spite of these factors, industry occupancy declined only approximately 300 basis points to a cyclic low in early 2010 of 87.0%, while rate growth remained positive at less than 1% per year.  This also resulted in a near halt in construction of new units. The industry has experienced a slow recovery in occupancy and rate growth since the beginning of 2010 according to the National Investment Center for the Seniors Housing & Care Industry ("NIC").  Over the past year, occupancy has been rising modestly, as the pace of absorption has been outpacing inventory growth.

We believe that a number of trends will contribute to the continued growth of the senior living industry in coming years.  The primary market for senior living services is individuals age 75 and older.  According to U.S. Census data, that group is projected to be the fastest growing age cohort over the next twenty years.  As a result of scientific and medical breakthroughs over the past 30 years, seniors have been living longer.  Due to demographic trends, and continuing advances in science, nutrition and healthcare, the senior population will continue to grow, and we expect the demand for senior living services to continue to increase in future years.

We believe the senior living industry has been and will continue to be impacted by several other trends.   Increased longevity results in increasing frailty in seniors, soaring rates of dementia among the elderly, and a growing burden of chronic illness and chronic conditions.  As a result of increased mobility in society, a reduction of average family size and increased number of two-wage earner couples, families struggle to provide care for seniors and look for alternatives outside of their family for their care.  There is a growing consumer awareness among seniors and their families concerning the types of services provided by senior living operators, which has further contributed to the demand for senior living services. Also, the current prospective senior customer possesses greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the demographic cohort that were born between 1925 and 1945 have a significant amount of income generated from savings, pensions, social security, along with a strong asset base, particularly now that the national housing markets have rebounded.

Challenges in our industry include increased state and local regulation of the assisted living and skilled nursing sectors, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care, for our employees.  Increases in the costs of food, utilities, insurance, and real estate taxes may also have a negative impact on our financial results.

Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  In addition, certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on March 31, 2014. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending was imposed beginning on March 1, 2013.  In 2012 we saw a rate reduction on multiple procedure payments ("MPPR") which was further increased effective April 1, 2013.   In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate ("SGR") formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by April 1, 2014, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 25%.   We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the Centers for Medicare and Medicaid Services ("CMS") will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

Our Product Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our primary product offerings consist of (i) retirement center communities; (ii) assisted living communities; (iii) CCRCs – rental; (iv) CCRCs – entry fee; (v) Brookdale Ancillary Services; and (vi) management services.

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

The communities in our Retirement Centers segment represent approximately 21.9% of our total senior living capacity.

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

Under our Clare Bridge brand, we also operate 87 memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer's disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care communities have from 19 to 69 beds and some are part of a campus setting which includes a freestanding assisted living community.

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

The communities in our Assisted Living segment (including our memory care communities) represent approximately 33.3% of our total senior living capacity.

CCRCs - Rental.  Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's service areas.

The communities in our CCRCs – Rental segment represent approximately 9.8% of our total senior living capacity.

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

The communities in our CCRCs – Entry Fee segment represent approximately 8.8% of our total senior living capacity.  The independent living units at our entrance fee communities (those units on which entry fees are paid) represent 4.9% of our total senior living capacity.  Excluding managed communities and equity homes (which are residences located on certain of our CCRC campuses that we do not generally own), entrance fee communities represent 12.1% of our total senior living capacity.

Brookdale Ancillary Services.  Our Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services provided to residents of many of our communities, to other senior living communities that we do not own or operate and to seniors living outside of our communities.  The Brookdale Ancillary Services segment does not include the therapy services provided in our skilled nursing units, which are included in the CCRCs - Rental and CCRCs - Entry Fee segments.

Through Brookdale Ancillary Services, we currently provide therapy, home health and other ancillary services, as well as education and wellness programs, to residents of many of our communities.  These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services. The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed.  In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate and to seniors living outside of our communities. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided.  We have also begun offering hospice services in certain locations.  We believe that our Brookdale Ancillary Services are unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.

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

The communities in our Management Services segment represent 26.2% of our total senior living capacity.  As of December 31, 2013, we managed a total of 95 communities with a total of 17,422 units on behalf of third parties or joint ventures in which we have an ownership interest.  There are a total of 51 retirement centers, 32 assisted living communities and 12 CCRC communities (of which six are entrance fee communities) in our Management Services segment.

Competitive Strengths

We believe our nationwide network of senior living communities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:

·
Skilled management team with extensive experience.  Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets, including experience in the senior living, healthcare and real estate industries.

·
Geographically diverse, high-quality, purpose-built communities.  As of December 31, 2013, we operate a nationwide base of 649 purpose-built communities in 36 states, including 109 communities in the ten most populous standard metropolitan statistical areas.

·
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

·
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

·
Significant experience in providing ancillary services.  Through our Brookdale Ancillary Services program, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living, and CCRC communities.  Having therapy clinics and home health agencies located in our senior living communities to provide needed services to our residents is a distinct competitive difference.  We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors outside of our communities.

Segments

As of December 31, 2013, we had six reportable segments: retirement centers; assisted living; CCRCs – rental; CCRCs – entry fee; Brookdale Ancillary Services and management services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy and allocating capital resources.

Operating results from our six business segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Competition

The senior living industry is highly competitive. We compete with numerous organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial.  Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major publicly-traded competitors which operate senior living communities are Emeritus Corporation and Capital Senior Living Corporation and our major private competitors include Sunrise Senior Living, LLC, Life Care Services, LLC and Atria Senior Living Group, as well as a large number of not-for-profit entities.  Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.  The largest three of these publicly-traded healthcare REITs measured on equity market capitalization include HCP, Inc., Ventas, Inc. and Health Care REIT, Inc.

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

Employees

As of December 31, 2013, we had approximately 30,000 full-time employees and approximately 19,000 part-time employees, of which 418 work in our Nashville headquarters office, 442 work in our Milwaukee office, 28 work in our Chicago office and 143 work in a variety of field-based management positions.  We currently consider our relationship with our employees to be good.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, are available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, at the following address: www.brookdale.com. The information within, or that can be accessed through, the web site is not part of this report.

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, Investment and Nominating and Corporate Governance Committees on our web site at www.brookdale.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Controller, is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

Item 1A.	Risk Factors.

Risks Related to the Merger

Failure to complete the Merger could negatively affect our share price, future business and financial results.

Completion of the Merger is not assured and is subject to risks, including the risks that approval of the transaction by our stockholders and the stockholders of Emeritus or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

·	having to pay certain significant transaction costs relating to the Merger without receiving the benefits of the Merger;

·
potentially having to pay a termination fee of $13.5 million if our stockholder approval is not obtained or a termination fee of $143 million in other specific circumstances, including without limitation, a change in our board of directors' recommendation to our stockholders or termination to accept an alternative acquisition proposal;

·	our share price may decline to the extent that the current market prices reflect an assumption by the market that the Merger will be completed; and

·	we may be subject to litigation related to any failure to complete the Merger.

We will incur substantial transaction fees and costs in connection with the Merger.

We expect to incur a significant amount of non-recurring expenses in connection with the Merger. Additional unanticipated costs may be incurred in the course of the integration of our businesses and the business of Emeritus.  We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

We and Emeritus  may be unable to obtain the regulatory approvals and third party consents required to complete the Merger or, in order to do so, we and Emeritus may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Merger is completed or cause us to abandon the Merger. Failure to complete the Merger could negatively affect our future business and financial results.

Completion of the Merger is contingent upon, among other things, the receipt of certain required regulatory approvals, including the expiration or termination of the applicable HSR Act waiting period and required regulatory approvals from governmental authorities necessary for the ownership, operation and management of each of the Emeritus facilities and the Emeritus management properties following closing of the Merger as well as certain third party consents.  We and Emeritus can provide no assurance that all required regulatory or third party authorizations, approvals or consents will be obtained or that the authorizations, approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Merger.

Delays in completing the Merger may substantially reduce the expected benefits of the Merger.

Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the synergies and other benefits that we expect to achieve from the Merger and the integration of our businesses. In addition, we and Emeritus each have the right to terminate the Merger agreement if the Merger is not completed by November 20, 2014, except that such date may be extended to January 20, 2015 if the only unsatisfied conditions to the completion of the Merger are those regarding the receipt of certain regulatory and third party approvals and consents.

Stockholder litigation against Emeritus and/or us could result in an injunction preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or may adversely affect the combined company's business, financial condition or results of operations following the Merger.

Transactions such as the Merger are often subject to lawsuits by stockholders.  One of the conditions to the closing of the Merger is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other law, legal restraint or prohibition will be in effect preventing the consummation of the Merger. Consequently, if any lawsuit is successful in obtaining an injunction prohibiting us or Emeritus from consummating the Merger on the agreed upon terms, the injunction may prevent the Merger from being completed within the expected timeframe, or at all. Furthermore, if the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company's business, financial condition or results of operations.

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on employees, suppliers and residents may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause residents, suppliers and others who deal with us to seek to change existing business relationships with us.  Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results or the financial results of the combined company.

In addition, the Merger agreement restricts us from taking certain specified actions while the Merger is pending without first obtaining Emeritus' prior written consent. These restrictions may limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger agreement.

If completed, the Merger may not achieve its intended results, and we may be unable to successfully integrate our and Emeritus' operations.

We entered into the Merger agreement with the expectation that the Merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether our business and the business of Emeritus can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company's ability to achieve the anticipated benefits of the Merger.  Difficulties in combining operations of the two companies could also result in the loss of residents, suppliers, partners or other persons with whom we conduct business and potential disputes or litigation with residents, suppliers, partners or other persons with whom we conduct business.  The combined company's results of operations could also be adversely affected by any issues attributable to either company's operations that arise or are based on events or actions that occur prior to the closing of the Merger. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits, expense savings and synergies will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company's future business, financial condition, operating results and prospects.

Our current stockholders will have a reduced ownership and voting interest after the Merger.

We expect to issue approximately 46 million shares of our common stock to Emeritus stockholders in the Merger. As a result of these issuances, our current stockholders and Emeritus stockholders are expected to hold approximately 73% and 27%, respectively, of the combined company's outstanding common stock immediately following completion of the Merger.

Our stockholders currently have the right to vote for directors and on other matters affecting our company. When the Merger occurs, each of our stockholders will remain a holder of our common stock with a percentage ownership of the combined company that will be smaller than the stockholder's percentage of our common stock prior to the Merger. As a result of this reduced ownership percentage, our stockholders will have less voting power in the combined company than they now have with respect to us.

Risks Related to Our Business

We rely on reimbursement from governmental programs for a portion of our revenues, and will be subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  In addition, certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on March 31, 2014. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending was imposed beginning on March 1, 2013. In 2012 we saw a rate reduction on MPPR which was further increased effective April 1, 2013.  In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a SGR formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by April 1, 2014, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 25%.  We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the CMS will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

As of December 31, 2013, we had three principal corporate-level debt obligations:  our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

·
We may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;

·
Increases in our outstanding indebtedness, leverage and long-term leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

·
Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, repositionings, new developments, acquisitions, general corporate and other purposes; and

·	Our ability to pay dividends to our stockholders may be limited.

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

Our existing credit facilities, mortgage loans and lease arrangements contain covenants that restrict our operations and activities and any default under such facilities, loans or arrangements could result in the acceleration of indebtedness, termination of the leases or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.

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

We have incurred net losses in every year since our formation in June 2005. Given our history of losses, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our cash flow and combined business operations going forward or otherwise achieve profitability, our stock price would be adversely affected.

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

We will continue to selectively target strategic acquisitions as opportunities arise. Under the Merger Agreement, we are subject to a number of restrictions limiting our ability to acquire businesses or assets. To the extent we do identify and complete any future acquisition opportunities, subject to the restrictions set forth in the Merger Agreement, the process of identifying potential acquisition candidates, completing acquisition transactions and integrating acquired communities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial or other resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to achieve profitability. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire communities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of communities will not increase. Finally, when we are able to locate communities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

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

As of December 31, 2013, we owned or leased 11 lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

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

We operate certain of our communities pursuant to management agreements.  In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned in a joint venture structure in which we have an ownership interest.  At December 31, 2013, approximately 14.6% of our communities were managed for third parties or unconsolidated ventures. We obtained a significant portion of our management agreements as a result of our acquisition of Horizon Bay in 2011.  The majority of our management agreements are long-term agreements. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party (in which case we may be entitled to receive a contractual termination fee). Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with joint ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement.  Further, in the event of default on a loan, the lender may have the ability to terminate us as manager.  With respect to communities held in ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact our results of operations and cash flows.

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

Environmental contamination at any of our communities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely affect our liquidity and earnings.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including but not limited to the RAC and ZPIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program.  Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

·	required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs;

·	state or federal agencies imposing fines, penalties and other sanctions on us;

·	loss of our right to participate in the Medicare program or state programs; or

·	damage to our business and reputation in various markets.

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

As of December 31, 2013, funds managed by affiliates of Fortress Investment Group LLC ("Fortress") and various principals of Fortress, in the aggregate, beneficially own 20,285,916 shares, or approximately 16.3% of our outstanding common stock (excluding unvested restricted shares). In addition, two of our directors are associated with Fortress and, pursuant to our Stockholders Agreement, Fortress currently has the ability to require us to nominate two individuals designated by Fortress for election as members of our nine-member Board of Directors (subject to their election by our stockholders).  As a result, Fortress may be able to influence fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and the dissolution of the Company. Fortress's interests, including its ownership of the North American operations of Holiday Retirement Corp., one of our competitors, may conflict with your interests. Their influence over the Company could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control of the Company and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control of the Company.

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

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:

·	a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms;

·	removal of directors only for cause, and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;

·	blank-check preferred stock;

·	provisions in our amended and restated certificate of incorporation and amended and restated by-laws preventing stockholders from calling special meetings;

·	advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and

·
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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

·	reaction to the proposed Merger;

·	variations in our quarterly operating results;

·	changes in our earnings estimates;

·	the contents of published research reports about us or the senior living industry or the failure of securities analysts to cover our common stock;

·	additions or departures of key management personnel;

·	any increased indebtedness we may incur or lease obligations we may enter into in the future;

·	actions by institutional stockholders;

·	changes in market valuations of similar companies;

·	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	speculation or reports by the press or investment community with respect to the Company or the senior living industry in general;

·	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

·	changes or proposed changes in laws or regulations affecting the senior living industry or enforcement of these laws and regulations, or announcements relating to these matters; and

·	general market and economic conditions.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, subject to the limitations set forth in the Merger Agreement, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both.  Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their share holdings in us.

Subject to the restrictions in the Merger Agreement, we may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive or purchase plans or pursuant to the conversion or exercise features of our convertible senior notes and warrants) without any action or approval by our stockholders. We intend to continue to pursue selected acquisitions of senior living communities and may issue shares of common stock in connection with these acquisitions. Any shares issued in connection with our acquisitions or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At December 31, 2013, 124,353,674 shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

Pursuant to our Stockholders Agreement, as well as the Letter Agreement entered into in connection with the Merger, Fortress and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets.  In connection with our obligations under the Stockholders Agreement, we have on file with the SEC an effective registration statement permitting the resale, from time to time, of shares of common stock owned by certain affiliates and various principals of Fortress. The shares covered by the registration statement are freely transferable pursuant to the registration statement and by subsequent purchasers that are not our affiliates.

In addition, as of March 3, 2014, we had registered under the Securities Act an aggregate of 13,700,000 shares for issuance under our Omnibus Stock Incentive Plan, an aggregate of 1,800,000 shares for issuance under our Associate Stock Purchase Plan and an aggregate of 100,000 shares for issuance under our Director Stock Purchase Plan. In accordance with the terms of the Omnibus Stock Incentive Plan, the number of shares available for issuance automatically increases by the lesser of (i) 400,000 shares of common stock or (ii) 2% of the number of outstanding shares of common stock on January 1 of each year.

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

Facilities

At December 31, 2013, we operated 649 communities across 36 states, with the capacity to serve approximately 67,000 residents. Of the communities we operated at December 31, 2013, we owned 225, we leased 329 pursuant to operating and capital leases, and 95 were managed by us and fully or majority owned by third parties.

The following table sets forth certain information regarding our communities at December 31, 2013:

	Occupancy		Ownership Status
State	Units	Rate(1)(2)	Owned	Leased	Managed	Total
Florida	13,337	86.2%	36	36	26	98
Texas	9,883	86.5%	22	33	23	78
Colorado	3,695	89.5%	6	17	8	31
Ohio	3,318	87.8%	23	16	3	42
California	3,284	89.3%	12	6	3	21
Illinois	3,234	92.5%	1	9	4	14
North Carolina	3,200	90.9%	4	51	—	55
Michigan	2,945	88.0%	9	24	3	36
Arizona	2,545	84.9%	5	11	3	19
Tennessee	1,815	91.2%	14	8	3	25
Virginia	1,611	84.5%	4	2	1	7
Oklahoma	1,474	85.2%	11	16	2	29
Kansas	1,462	93.6%	10	11	2	23
Alabama	1,450	94.3%	6	3	1	10
Washington	1,319	90.0%	4	8	2	14
Indiana	1,301	86.7%	9	8	—	17
Rhode Island	1,184	86.6%	1	4	4	9
New York	1,157	92.7%	6	10	—	16
Pennsylvania	1,012	83.2%	6	2	1	9
Missouri	1,008	87.8%	3	—	1	4
Georgia	848	93.3%	6	—	2	8
Oregon	765	95.9%	7	5	—	12
Minnesota	723	88.7%	2	14	1	17
Kentucky	586	87.5%	—	2	—	2
New Jersey	579	79.4%	2	6	1	9
Wisconsin	524	93.1%	6	11	—	17
South Carolina	508	91.5%	2	8	—	10
New Mexico	429	84.9%	2	1	—	3
Connecticut	424	82.8%	2	2	—	4
Massachusetts	280	84.3%	—	1	—	1
Idaho	228	93.8%	2	1	—	3
Nevada	142	91.5%	—	2	—	2
Louisiana	84	93.9%	1	—	—	1
Maryland	79	72.6%	—	—	1	1
Delaware	54	97.2%	1	—	—	1
Mississippi	37	65.4%	—	1	—	1
Total	66,524	88.1%	225	329	95	649

(1)	Includes the impact of managed properties.

(2)	Represents occupancy at the end of the period.

Substantially all of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 74,593 square foot facility in Nashville, Tennessee, our 117,609 square foot facility in Milwaukee, Wisconsin, and our 10,655 square foot facility in Chicago, Illinois.

Item 3.	Legal Proceedings.

The information contained in Note 19 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Stockholder Litigation

We are aware of a lawsuit relating to the Merger Agreement filed by purported stockholders of Emeritus. On February 28, 2014, Tampa Maritime Association / International Longshoremen's Association Pension Fund, a purported stockholder of Emeritus, filed a putative class action complaint in the Superior Court of King County, Washington, titled Tampa Maritime Association / International Longshoremen's Association Pension Fund v. Emeritus Corp., et al., Case No. 14-2-06385-7-SEA, against Emeritus, the Emeritus board of directors, Brookdale and Merger Sub. The complaint alleges that the Emeritus board of directors breached its fiduciary duties by, among other things, failing to take appropriate steps to enhance Emeritus' value and attractiveness as a merger/acquisition candidate, not acting independently to protect the interests of Emeritus' stockholders or resolving conflicts of interest, failing to actively engage in an auction process with third parties, and failing to disclose all material information to Emeritus' stockholders. The complaint also alleges that Brookdale, Merger Sub and Emeritus aided and abetted the Emeritus board's alleged breaches of fiduciary duties that prevented Emeritus stockholders from obtaining fair consideration in the Merger. The complaint seeks, among other things, injunctive relief, including rescission of the Merger, and damages, including counsel fees and expenses.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 3, 2014:

Name	Age	Position
T. Andrew Smith	53	Chief Executive Officer
Mark W. Ohlendorf	53	President and Chief Financial Officer
Gregory B. Richard	60	Executive Vice President and Chief Operating Officer
Bryan D. Richardson	55	Executive Vice President and Chief Administrative Officer
Glenn O. Maul	59	Executive Vice President and Chief People Officer
Kristin A. Ferge	40	Executive Vice President and Treasurer
George T. Hicks	56	Executive Vice President – Finance
H. Todd Kaestner	58	Executive Vice President – Corporate Development
Edward A. Fenoglio, Jr.	43	Division President
Mary Sue Patchett	51	Division President
Kari L. Schmidt	47	Division President

T. Andrew Smith became our Chief Executive Officer in February 2013.  Previously, Mr. Smith served as Executive Vice President, General Counsel and Secretary since October 2006.  In that capacity, in addition to his role in managing the Company's legal affairs, Mr. Smith was responsible for management and oversight of the Company's corporate development functions (including acquisitions and expansion and development activity); corporate finance activities (including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management.  Prior to joining Brookdale, Mr. Smith was with Bass, Berry & Sims PLC in Nashville, Tennessee from 1985 to 2006, where he was a member of the firm's corporate and securities group and served as the chair of the firm's healthcare group. While at Bass, Berry & Sims, Mr. Smith served ARC as outside General Counsel.  Mr. Smith currently serves as a member of the board of directors of the National Investment Center for the Seniors Housing & Care Industry and as a member of the executive board of the American Seniors Housing Association.

Mark W. Ohlendorf has served as our President since June 2013 and as our Chief Financial Officer since March 2007.  He previously served as our Co-President from August 2005 until June 2013.  Mr. Ohlendorf previously served as Chief Executive Officer and President of Alterra from December 2003 until August 2005. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer of Alterra. Mr. Ohlendorf has over 30 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He is a past chairman of the board of directors of the Assisted Living Federation of America.

Gregory B. Richard has served as our Executive Vice President and Chief Operating Officer since June 2013.  He previously served as our Executive Vice President – Field Operations from January 2008 until June 2013 and as our Executive Vice President – Operations from July 2006 through December 2007. Previously, Mr. Richard served as Executive Vice President and Chief Operating Officer of American Retirement Corporation since January 2003 and previously served as its Executive Vice President – Community Operations since January 2000. Mr. Richard was formerly with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this, Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

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

Glenn O. Maul became our Executive Vice President and Chief People Officer in March 2013. Previously, Mr. Maul served as Senior Vice President – Human Resources since joining Brookdale in April 2006.  Prior to joining Brookdale, he served as Vice President – Human Resources for Sunrise Senior Living.  Mr. Maul is certified as a Senior Professional in Human Resources (SPHR).

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

Edward A. Fenoglio, Jr. became our Division President in February 2013.  Mr. Fenoglio previously served as Divisional Vice President since February 2008 and as Regional Vice President of Operations from July 2006 until February 2008.  Previously, he served as Regional Vice President of Operations for ARC since 2003.  Prior to that, Mr. Fenoglio served in various other capacities for ARC since joining ARC in 1997.   Mr. Fenoglio is a Licensed Nursing Facility Administrator.

Mary Sue Patchett became our Division President in February 2013. Previously, Ms. Patchett served as Divisional Vice President since joining Brookdale in September 2011 in connection with the Horizon Bay acquisition.  Ms. Patchett has over 30 years senior care and housing experience serving in leadership roles.  Previously, Ms. Patchett served as Chief Operating Officer of Horizon Bay from January 2011 through August 2011 and as Senior Vice President of Operations from March 2008 through December 2011.  Prior to joining Horizon Bay, she was President and owner of Patchett & Associates, Inc., a management consulting firm for seniors housing and other healthcare companies, from 2005 until March 2008. Ms. Patchett had previously served as Divisional Vice President for Alterra for over six years.  Ms. Patchett has served on numerous industry boards and currently is serving as Chair for Florida Assisted Living Federation of America.

Kari L. Schmidt became our Division President in February 2013. Previously, Ms. Schmidt served as Divisional Vice President since February 2008 and as Regional Vice President of Operations of Brookdale or its predecessors from June 1998 until February 2008.  Prior to joining Brookdale, Ms. Schmidt served as Regional Director of Operations for Eby Development and Management from 1996 to 1998, where she was responsible for expanding their assisted living and memory care products into new markets.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD". The following table sets forth the range of high and low sales prices of our common stock for each quarter for the last two fiscal years.

	Fiscal 2013
	High	Low
First Quarter	$29.92	$25.04
Second Quarter	$30.31	$25.31
Third Quarter	$30.65	$24.42
Fourth Quarter	$30.00	$25.46

	Fiscal 2012
	High	Low
First Quarter	$19.96	$15.43
Second Quarter	$19.78	$14.99
Third Quarter	$23.97	$15.62
Fourth Quarter	$26.11	$21.28

The closing sale price of our common stock as reported on the NYSE on February 28, 2014 was $33.54 per share. As of that date, there were approximately 415 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely and no dividends were declared during the last two fiscal years. Although we anticipate that, over the longer-term, we may pay regular quarterly dividends to the holders of our common stock, over the near term we are focused on deploying capital in the growth of our business. Accordingly, we do not expect to pay cash dividends on our common stock for the foreseeable future.

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

The selected financial data should be read in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and our historical consolidated financial statements and the related notes included elsewhere herein.  Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2013 have been derived from our audited financial statements.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009

Fiscal Year ended December 31, (in thousands, except per share and other operating data)
Total revenue	$2,891,966	$2,768,738	$2,456,483	$2,278,920	$2,098,605
Facility operating expense	1,671,945	1,630,919	1,508,571	1,437,930	1,302,277
General and administrative expense	184,548	178,829	148,327	131,709	134,864
Facility lease expense	276,729	284,025	274,858	270,905	272,096
Depreciation and amortization	268,757	252,281	268,506	292,341	271,935
(Gain) loss on facility lease termination	―	(11,584)	―	4,608	―
(Gain) loss on sale of communities, net	―	―	―	(3,298)	2,043
Loss (gain) on acquisition	―	636	(1,982)	―	―
Asset impairment	12,891	27,677	16,892	13,075	10,073
Costs incurred on behalf of managed communities	345,808	325,016	152,566	67,271	77,206
Total operating expense	2,760,678	2,687,799	2,367,738	2,214,541	2,070,494
Income from operations	131,288	80,939	88,745	64,379	28,111
Interest income	1,339	4,012	3,538	2,238	2,354
Interest expense:
Debt	(121,325)	(128,338)	(124,873)	(132,641)	(128,869)
Amortization of deferred financing costs and debt discount	(17,054)	(18,081)	(13,427)	(8,963)	(9,505)
Change in fair value of derivatives and amortization	980	(364)	(3,878)	(4,118)	3,765
Loss on extinguishment of debt	(1,265)	(221)	(18,863)	(1,557)	(1,292)
Equity in earnings (loss) of unconsolidated ventures	1,484	(3,488)	1,432	168	440
Other non-operating income (expense)	2,725	593	56	(1,454)	4,146
Loss before income taxes	(1,828)	(64,948)	(67,270)	(81,948)	(100,850)
(Provision) benefit for income taxes	(1,756)	(1,519)	(1,780)	32,062	33,577
Net loss	$(3,584)	$(66,467)	$(69,050)	$(49,886)	$(67,273)

Basic and diluted net loss per share	$(0.03)	$(0.54)	$(0.57)	$(0.42)	$(0.60)
Weighted average shares of common stock used in computing basic and diluted loss per share	123,671	121,991	121,161	120,010	111,288

Other Operating Data:
Total number of communities (at end of period)	649	647	647	559	565
Total units operated(1)
Period end	66,524	65,936	66,183	50,521	51,021
Weighted average	66,173	66,102	55,548	50,870	49,536
Owned/leased communities occupancy rate (weighted average)	88.7%	88.0%	87.3%	87.1%	86.5%
Senior Housing average monthly revenue per unit(2)	$4,383	$4,271	$4,193	$4,053	$3,946

	As of December 31,
	2013	2012	2011	2010	2009
(in millions)
Cash and cash equivalents	$58.5	$69.2	$30.8	$81.8	$66.4
Total assets	$4,737.8	$4,706.8	$4,503.4	$4,565.8	$4,684.2
Total debt	$2,636.6	$2,679.4	$2,463.6	$2,570.3	$2,625.5
Total stockholders' equity	$1,020.9	$997.0	$1,035.3	$1,056.0	$1,083.5

(1)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(2)
Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

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

Executive Overview

On February 20, 2014, we entered into an Agreement and Plan of Merger with Emeritus Corporation providing for the merger of Emeritus with one of our wholly owned subsidiaries, with Emeritus continuing as the surviving corporation and our wholly owned subsidiary.  See "Item 1. Business — Overview — The Pending Merger."

During 2013, we continued to make progress in implementing our long-term growth strategy, integrating previous acquisitions, and building a platform for future growth. Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) growth through strategic capital allocation; (iii) growth through development of a market leading Brookdale brand; and (iv) growth through innovation of product offerings, including our Brookdale Ancillary Services programs.

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2013 and 2012 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Total revenue	$2,892.0	$2,768.7	$123.2	4.5%
Net loss(1)	$(3.6)	$(66.5)	$(62.9)	(94.6)%
Adjusted EBITDA	$463.2	$409.9	$53.3	13.0%
Cash From Facility Operations	$294.0	$239.0	$55.1	23.0%
Facility Operating Income	$812.2	$758.8	$53.3	7.0%

(1) Net loss for 2013 and 2012 includes non-cash impairment charges of $12.9 million and $27.7 million, respectively.

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

During the year ended December 31, 2013, we experienced an increase in our total revenues, primarily due to increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue. Total revenues for the year ended December 31, 2013 increased to $2.9 billion, an increase of $123.2 million, or 4.5%, over our total revenues for the year ended December 31, 2012. Resident fees for the year ended December 31, 2013, increased $102.1 million, or 4.2% from the prior year. Management fees increased $0.3 million, or 1.1%, from the prior year, and reimbursed costs incurred on behalf of managed communities increased $20.8 million, or 6.4%.

The increase in resident fees during the year ended December 31, 2013 was primarily a result of a 2.6% increase in the average monthly revenue per unit compared to the prior year, a 70 basis points increase in average occupancy and an increase in revenues from our ancillary services programs. Our weighted average occupancy rate for the year ended December 31, 2013 and 2012 was 88.7% and 88.0%, respectively. The increase in our average occupancy rate was a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During the year ended December 31, 2013, we also made progress in controlling our cost growth.  Facility operating expenses for the year ended December 31, 2013 were $1.7 billion, an increase of $41.0 million, or 2.5%, as compared to the prior year.

Net loss for the year ended December 31, 2013 was $3.6 million, or $(0.03) per basic and diluted common share, compared to a net loss of $66.5 million, or $(0.54) per basic and diluted common share, for the year ended December 31, 2012.

During the year ended December 31, 2013, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 13.0%, 23.0% and 7.0%, respectively, when compared to the prior year.

During 2013, we increased our owned property portfolio by acquiring the underlying real estate associated with eight Assisted Living communities with a total of approximately 633 units for an aggregate purchase price of $83.3 million.  Six of the communities had previously been managed by us since the acquisition of Horizon Bay in September 2011.

During the year ended December 31, 2013, we continued to expand our ancillary services offerings. During the year, we acquired two home health agencies and one hospice agency for an aggregate purchase price of approximately $2.6 million. As of December 31, 2013, we offered therapy services to approximately 52,000 of our units and home health services to approximately 47,000 of our units (approximately 38,000 and 34,000 of these units, respectively, are in our consolidated portfolio). As of that date we also had eleven hospice agencies in operation. We expect to continue to expand our ancillary services programs to additional units and to open or acquire additional home health agencies. We also expect to expand our ancillary services programs by opening additional hospice agencies.

Consolidated Results of Operations

Year Ended December 31, 2013 and 2012

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

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$526,284	$503,902	$22,382	4.4%
Assisted Living	1,051,868	1,013,337	38,531	3.8%
CCRCs - Rental	396,975	385,479	11,496	3.0%
CCRCs - Entry Fee	297,756	285,701	12,055	4.2%
Brookdale Ancillary Services	242,150	224,517	17,633	7.9%
Total resident fees	2,515,033	2,412,936	102,097	4.2%
Management services(1)	376,933	355,802	21,131	5.9%
Total revenue	2,891,966	2,768,738	123,228	4.5%
Expense
Facility operating expense
Retirement Centers	304,002	298,317	5,685	1.9%
Assisted Living	662,190	652,153	10,037	1.5%
CCRCs – Rental	287,949	279,416	8,533	3.1%
CCRCs - Entry Fee	221,363	224,296	(2,933)	(1.3%)
Brookdale Ancillary Services	196,441	176,737	19,704	11.1%
Total facility operating expense	1,671,945	1,630,919	41,026	2.5%
General and administrative expense	184,548	178,829	5,719	3.2%
Facility lease expense	276,729	284,025	(7,296)	(2.6%)
Depreciation and amortization	268,757	252,281	16,476	6.5%
Asset impairment	12,891	27,677	(14,786)	(53.4%)
Loss on acquisition	―	636	(636)	(100.0%)
Gain on facility lease termination	―	(11,584)	(11,584)	(100.0%)
Costs incurred on behalf of managed communities	345,808	325,016	20,792	6.4%
Total operating expense	2,760,678	2,687,799	72,879	2.7%
Income from operations	131,288	80,939	50,349	62.2%
Interest income	1,339	4,012	(2,673)	(66.6%)
Interest expense:
Debt	(121,325)	(128,338)	(7,013)	(5.5%)
Amortization of deferred financing costs and debt discount	(17,054)	(18,081)	(1,027)	(5.7%)
Change in fair value of derivatives and amortization	980	(364)	1,344	369.2%
Loss on extinguishment of debt	(1,265)	(221)	1,044	472.4%
Equity in earnings (loss) of unconsolidated ventures	1,484	(3,488)	4,972	142.5%
Other non-operating income	2,725	593	2,132	359.5%
Loss before income taxes	(1,828)	(64,948)	(63,120)	(97.2%)
Provision for income taxes	(1,756)	(1,519)	237	15.6%
Net loss	$(3,584)	$(66,467)	$(62,883)	(94.6%)
Selected Operating and Other Data:
Total number of communities (period end)	649	647	2	0.3%
Total units operated(2)
Period end	65,832	65,936	(104)	(0.2%)
Weighted average	66,173	66,102	71	0.1%
Owned/leased communities units(2)
Period end	48,422	47,938	484	1.0%
Weighted average	48,090	47,947	143	0.3%
Owned/leased communities occupancy rate (weighted average)	88.7%	88.0%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,383	$4,271	$112	2.6%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	―	―
Total units(2)
Period end	14,454	14,433	21	0.1%
Weighted average	14,439	14,445	(6)	―
Occupancy rate (weighted average)	89.8%	89.1%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$3,381	$3,263	$118	3.6%
Assisted Living
Number of communities (period end)	438	433	5	1.2%
Total units(2)
Period end	22,158	21,551	607	2.8%
Weighted average	21,679	21,625	54	0.2%
Occupancy rate (weighted average)	89.7%	88.9%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$4,510	$4,390	$120	2.7%
CCRCs - Rental
Number of communities (period end)	26	27	(1)	(3.7%)
Total units(2)
Period end	6,478	6,691	(213)	(3.2%)
Weighted average	6,669	6,667	2	―
Occupancy rate (weighted average)	86.8%	86.3%	0.5%	0.6%
Senior Housing average monthly revenue per unit(3)	$5,715	$5,588	$127	2.3%
CCRCs - Entry Fee
Number of communities (period end)	14	14	―	―
Total units(2)
Period end	5,332	5,263	69	1.3%
Weighted average	5,303	5,210	93	1.8%
Occupancy rate (weighted average)	84.2%	83.7%	0.5%	0.6%
Senior Housing average monthly revenue per unit(3)	$5,013	$4,978	$35	0.7%
Other Entry Fee Data
Non-refundable entrance fees sales	$44,191	$40,105	$4,086	10.2%
Refundable entrance fees sales(4)	48,140	42,600	5,540	13.0%
Total entrance fee receipts	92,331	82,705	9,626	11.6%
Refunds	(35,325)	(27,356)	7,969	29.1%
Net entrance fees	$57,006	$55,349	$1,657	3.0%
Management Services
Number of communities (period end)	95	97	(2)	(2.1%)
Total units(2)
Period end	17,410	17,998	(588)	(3.3%)
Weighted average	18,083	18,155	(72)	(0.4%)
Occupancy rate (weighted average)	85.4%	84.5%	0.9%	1.1%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	3,325,129	3,566,654	(241,525)	(6.8%)
Home Health average census	4,498	3,710	788	21.2%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the years ended December 31, 2013 and 2012 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $19.0 million and $13.3 million for the years ended December 31, 2013 and 2012.

As of December 31, 2013, our total operations included 649 communities with a capacity to serve 66,524 residents.

Resident Fees

Resident fees increased over the prior year primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, an increase in occupancy and an increase in consolidated units operated. During the current year, revenues grew 3.4% at the 523 communities we operated during both years with a 2.4% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy increased 0.8% in these communities year over year.

Retirement Centers revenue increased $22.4 million, or 4.4%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both years.

Assisted Living revenue increased $38.5 million, or 3.8%, primarily due to increases in average monthly revenue per unit and occupancy at the communities operated during both years, as well as the inclusion of revenue from eight communities acquired in the current year. The increase was partially offset by the impact of the disposition of three communities subsequent to the prior year end.

CCRCs - Rental revenue increased $11.5 million, or 3.0%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both years. The increase was partially offset by the impact of the disposition of one community subsequent to the prior year end.

CCRCs - Entry Fee revenue increased $12.1 million, or 4.2%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both years and an increase in the number of units operated. The increase was partially offset by a decrease in skilled therapy revenue due to lower Medicare reimbursement.

Brookdale Ancillary Services revenue increased $17.6 million, or 7.9%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year end.  The increase was partially offset by a decrease in therapy service volume and by the impact of reimbursement changes.

Management Services

Total management services revenue increased $21.1 million, or 5.9%, over the prior year primarily due to additional costs incurred on behalf of managed communities resulting from an increase in the number of communities managed during the current year prior to the acquisition of six previously managed communities and termination of a contract of one managed community in the fourth quarter of the current year.

Facility Operating Expense

Facility operating expense increased over the prior year primarily due to an increase in salaries and wages, an increase in marketing and advertising, and additional expenses incurred in connection with the expansion of our ancillary services programs. These increases were partially offset by a decrease in insurance expense.

Retirement Centers operating expenses increased $5.7 million, or 1.9%, primarily due to an increase in salaries and wages due to wage increases and an increase in marketing and advertising expense. There was also an increase in real estate tax expense year over year and an increase in food and supplies expense driven by higher occupancy compared to the prior year. These increases were partially offset by a decrease in insurance expense.

Assisted Living operating expenses increased $10.0 million, or 1.5%, primarily due to an increase in salaries and wages due to wage increases and an increase in marketing and advertising expense. There was also an increase in grounds maintenance and repairs expense, an increase in food and supplies expense driven by higher occupancy compared to the prior year, and an increase in real estate tax expense year over year. These increases were partially offset by a decrease in insurance expense.

CCRCs - Rental operating expenses increased $8.5 million, or 3.1%, primarily driven by an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year, an increase in bad debt expense compared to the prior year, an increase in healthcare supplies expense due to an increase in occupancy and residents with higher acuity needs, and an increase in marketing and advertising expense. These increases were partially offset by a decrease in insurance expense.

CCRCs - Entry Fee operating expenses decreased $2.9 million, or 1.3%, primarily due to a decrease in insurance expense compared to the prior year and a decrease in future service obligations related to entrance fee contracts. These decreases were partially offset by an increase in salaries and wages due to wage increases, an increase in marketing and advertising expense, and an increase in bad debt expense compared to the prior year.

Brookdale Ancillary Services operating expenses increased $19.7 million, or 11.1%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary service programs, an increase in therapy labor expense and an increase in bad debt expense.

General and Administrative Expense

General and administrative expense increased $5.7 million, or 3.2%, primarily as the result of increases in salaries and wage expense and employee benefits expense primarily due to increased employee headcount and increases in travel, repairs and maintenance, and marketing and advertising expenses. These increases were partially offset by a decrease in integration, transaction-related and electronic medical records ("EMR") roll-out costs compared to the prior year. General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.5% and 4.3% for the years ended December 31, 2013 and 2012, respectively, calculated as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012

Resident fee revenues	$2,515,033	79.0%	$2,412,936	79.1%
Resident fee revenues under management	667,313	21.0%	638,338	20.9%
Total	$3,182,346	100.0%	$3,051,274	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$144,100	4.5%	$129,844	4.3%
Non-cash stock-based compensation expense	25,978	0.8%	25,520	0.8%
Integration, transaction-related and EMR roll-out costs	14,470	0.5%	23,465	0.8%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$184,548	5.8%	$178,829	5.9%

Facility Lease Expense

Facility lease expense decreased $7.3 million, or 2.6%, primarily as a result of the purchase of 12 previously leased communities in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased by $16.5 million, or 6.5%, primarily as the result of the purchase of 12 previously leased communities in the prior year and the purchase of eight communities, including six previously managed communities, in the current year.  Additionally, there was additional depreciation in the current year resulting from increased capital expenditures year over year.  These increases were partially offset by the impact of the disposition of four communities during the current year.

Asset Impairment

During 2013, we recognized $12.9 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities primarily within the CCRCs – Rental and Assisted Living segments primarily due to the amount by which the carrying values of the assets exceeded the estimated fair value.  During 2012, we recognized $27.7 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living and Retirement Center segments.  We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Gain on Facility Lease Termination

During 2012, we recognized an $11.6 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with twelve previously-leased communities that were acquired during the year.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $20.8 million, or 6.4%. The increase is primarily due to an increase in the number of communities managed during the current year prior to the acquisition of six previously managed communities and termination of a contract of one managed community in the fourth quarter of the current year.

Interest Income

Interest income decreased $2.7 million, or 66.6%, primarily due to the liquidation of marketable securities in the prior year.

Interest Expense

Interest expense decreased $9.4 million, or 6.4%, primarily due to decreased interest expense related to our mortgage debt, which had lower interest rates year over year and a gain recorded from the change in the fair value of interest rate swaps and caps due to an increase in interest rates since the purchase of the instruments.

Income Taxes

The difference in our effective tax rates for the years ended December 31, 2013 and 2012 was due to the impact of our improved financial results under generally accepted accounting principles. Tax expense primarily reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period. We recorded a valuation allowance against deferred tax benefits generated during the current year.

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

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$503,902	$473,842	$30,060	6.3%
Assisted Living	1,013,337	964,585	48,752	5.1%
CCRCs - Rental	385,479	364,095	21,384	5.9%
CCRCs - Entry Fee	285,701	282,020	3,681	1.3%
Brookdale Ancillary Services	224,517	205,780	18,737	9.1%
Total resident fees	2,412,936	2,290,322	122,614	5.4%
Management services(1)	355,802	166,161	189,641	114.1%
Total revenue	2,768,738	2,456,483	312,255	12.7%
Expense
Facility operating expense
Retirement Centers	298,317	275,403	22,914	8.3%
Assisted Living	652,153	624,657	27,496	4.4%
CCRCs - Rental	279,416	247,246	32,170	13.0%
CCRCs - Entry Fee	224,296	213,470	10,826	5.1%
Brookdale Ancillary Services	176,737	147,795	28,942	19.6%
Total facility operating expense	1,630,919	1,508,571	122,348	8.1%
General and administrative expense	178,829	148,327	30,502	20.6%
Facility lease expense	284,025	274,858	9,167	3.3%
Depreciation and amortization	252,281	268,506	(16,225)	(6.0%)
Asset impairment	27,677	16,892	10,785	63.8%
Loss (gain) on acquisition	636	(1,982)	2,618	132.1%
Gain on facility lease termination	(11,584)	—	11,584	100.0%
Costs incurred on behalf of managed communities	325,016	152,566	172,450	113.0%
Total operating expense	2,687,799	2,367,738	320,061	13.5%
Income from operations	80,939	88,745	(7,806)	(8.8%)
Interest income	4,012	3,538	474	13.4%
Interest expense:
Debt	(128,338)	(124,873)	3,465	2.8%
Amortization of deferred financing costs and debt discount	(18,081)	(13,427)	4,654	34.7%
Change in fair value of derivatives and amortization	(364)	(3,878)	(3,514)	(90.6%)
Loss on extinguishment of debt	(221)	(18,863)	(18,642)	(98.8%)
Equity in (loss) earnings of unconsolidated ventures	(3,488)	1,432	4,920	343.6%
Other non-operating income	593	56	537	958.9%
Loss before income taxes	(64,948)	(67,270)	(2,322)	(3.5%)
Provision for income taxes	(1,519)	(1,780)	(261)	(14.7%)
Net loss	$(66,467)	$(69,050)	$(2,583)	(3.7%)
Selected Operating and Other Data:
Total number of communities (period end)	647	647	―	―
Total units operated(2)
Period end	65,936	66,183	(247)	(0.4%)
Weighted average	66,102	55,548	10,554	19.0%
Owned/leased communities units(2)
Period end	47,938	47,895	43	0.1%
Weighted average	47,947	46,912	1,035	2.2%
Owned/leased communities occupancy rate (weighted average)	88.0%	87.3%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,271	$4,193	$78	1.9%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	―	―
Total units(2)
Period end	14,433	14,468	(35)	(0.2%)
Weighted average	14,445	14,188	257	1.8%
Occupancy rate (weighted average)	89.1%	88.0%	1.1%	1.3%
Senior Housing average monthly revenue per unit(3)	$3,263	$3,163	$100	3.2%
Assisted Living
Number of communities (period end)	433	434	(1)	(0.2%)
Total units(2)
Period end	21,551	21,630	(79)	(0.4%)
Weighted average	21,625	21,323	302	1.4%
Occupancy rate (weighted average)	88.9%	88.2%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,390	$4,275	$115	2.7%
CCRCs - Rental
Number of communities (period end)	27	26	1	3.8%
Total units(2)
Period end	6,691	6,634	57	0.9%
Weighted average	6,667	6,253	414	6.6%
Occupancy rate (weighted average)	86.3%	86.5%	(0.2%)	(0.2%)
Senior Housing average monthly revenue per unit(3)	$5,588	$5,612	$(24)	(0.4%)
CCRCs - Entry Fee
Number of communities (period end)	14	14	―	―
Total units(2)
Period end	5,263	5,163	100	1.9%
Weighted average	5,210	5,148	62	1.2%
Occupancy rate (weighted average)	83.7%	82.7%	1.0%	1.2%
Senior Housing average monthly revenue per unit(3)	$4,978	$5,052	$(74)	(1.5%)
Other Entry Fee Data
Non-refundable entrance fees sales	$40,105	$38,378	$1,727	4.5%
Refundable entrance fees sales(4)	42,600	29,611	12,989	43.9%
Total entrance fee receipts	82,705	67,989	14,716	21.6%
Refunds	(27,356)	(25,754)	1,602	6.2%
Net entrance fees(5)	$55,349	$42,235	$13,114	31.1%
Management Services
Number of communities (period end)	97	97	―	―
Total units(2)
Period end	17,998	18,288	(290)	(1.6%)
Weighted average	18,155	8,636	9,519	110.2%
Occupancy rate (weighted average)	84.5%	84.5%	―	―

Brookdale Ancillary Services
Outpatient Therapy treatment codes	3,566,654	3,349,854	216,800	6.5%
Home Health average census	3,710	3,330	380	11.4%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the years ended December 31, 2012 and 2011 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $13.3 million and $9.0 million for the years ended December 31, 2012 and 2011.

(5)	Includes $3.6 million and $12.6 million of first generation net entrance fee receipts (which represent initial entrance fees received from the sale of units, net of first generation entrance fee refunds not replaced by second generation entrance fee receipts, at a recently opened entrance fee CCRC) during the year ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, our total operations included 647 communities with a capacity to serve 66,734 residents.

Resident Fees

Resident fees increased over the prior year primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including growing revenues from our ancillary services programs, an increase in occupancy and a 2.2% increase in consolidated units operated. During 2012, revenues grew 2.4% at the 531 communities we operated during both periods with a 1.6% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy increased 0.7% in these communities period over period.

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

CCRCs - Entry Fee revenue increased $3.7 million, or 1.3%, primarily due to an increase in occupancy at the communities we operated during both periods. The increase was partially offset by a decrease in the average monthly revenue per unit at the communities we operated during both years. Revenue for the CCRCs – Entry Fee segment was also impacted by a reduction in the reimbursement rate for Medicare skilled nursing patients.

Brookdale Ancillary Services revenue increased $18.7 million, or 9.1%, primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year end.  The increase was partially offset by a reduction in Medicare reimbursement rates.

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

Facility Operating Expense

Facility operating expense increased over the prior-year primarily due to an increase in salaries and wages, additional expense incurred in 2012 in connection with the continued expansion of our ancillary services programs during 2011 and 2012, increased payroll taxes and workers compensation expense, as well as the inclusion of expenses from communities acquired during 2012. These increases were partially offset by decreases in utilities expense as a result of milder weather in 2012 and bad debt expense.

Retirement Centers operating expenses increased $22.9 million, or 8.3%, primarily due to the inclusion of expenses from communities acquired during the prior year, as well as increases in salaries and wages due to wage rate increases and an increase in hours worked year over year. These increases were partially offset by a decrease in utilities expense as a result of milder weather in 2012.

Assisted Living operating expenses increased $27.5 million, or 4.4%, primarily due to the inclusion of expenses from communities acquired during the prior year, as well as an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year. These increases were partially offset by a decrease in utilities expense as a result of milder weather in 2012.

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

Brookdale Ancillary Services operating expenses increased $28.9 million, or 19.6%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs and an increase in therapy direct labor expenses.

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

	Year Ended December 31,
	2012		2011

Resident fee revenues	$2,412,936	79.1%	$2,290,322	88.0%
Resident fee revenues under management	638,338	20.9%	313,268	12.0%
Total	$3,051,274	100.0%	$2,603,590	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$129,844	4.3%	$114,083	4.4%
Non-cash stock-based compensation expense	25,520	0.8%	19,856	0.8%
Integration, transaction-related and EMR roll-out costs	23,465	0.8%	14,388	0.6%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$178,829	5.9%	$148,327	5.7%

Facility Lease Expense

Facility lease expense increased $9.2 million, or 3.3%, primarily as a result of the acquisition of 12 leased communities in connection with the Horizon Bay and HCP transactions that occurred in the third quarter of 2011. These increases were partially offset by decreased lease expense as a result of the purchase of twelve previously leased communities in 2012.

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

Gain on Facility Lease Termination

During 2012, we recognized an $11.6 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with twelve previously-leased communities that were acquired during 2012.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $172.4 million, or 113.0%, primarily due to a full year of results related to management agreements entered into or acquired in conjunction with the Horizon Bay and HCP transactions in September 2011.  We added 78 new managed communities in connection with these transactions.

Interest Income

Interest income increased $0.5 million, or 13.4%, primarily due to realized gains from the liquidation of the marketable securities – restricted in 2012.

Interest Expense

Interest expense increased $4.6 million, or 3.2%, primarily due to increased interest expense from the amortization of our debt discount on our convertible notes issued during 2011 and increased interest expense on our line of credit, which had a higher average outstanding balance drawn year over year. These increases were partially offset by a decrease in interest expense recorded from the change in fair value of interest rate swaps due to fewer instruments in place during 2012.

Loss on Extinguishment of Debt

During 2011, we recognized an $18.9 million as a loss on extinguishment of debt, related to costs incurred in connection with the early repayment of first and second mortgage notes.

Income Taxes

The increase in the effective tax rate to (2.3)% in 2012 from (2.6)% in 2011 is primarily due to a decrease in our loss before income taxes in 2012.  We recorded a valuation allowance against deferred tax benefits generated during 2012.

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

As a result, we are effectively self-insured for claims that are less than the deductible amounts. In addition, we maintain a large-deductible workers compensation program and a self-insured employee medical program. We have secured our obligations related to general liability, professional liability and workers compensation programs with cash aggregating $18.6 million and letters of credit aggregating $34.2 million as of December 31, 2013. We operate a wholly-owned captive insurance company, Senior Services Insurance Limited ("SSIL") for the purpose of insuring certain portions of the risk retention under our general liability and professional liability insurance program, but SSIL's coverage is currently limited to claims made prior to 2010. Third-party insurers are responsible for claim costs above program deductibles and retentions.

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

We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available. Changes in self-insurance reserves are recorded as an increase or decrease to expense in the period that the determination is made.

Income Taxes

We account for income taxes under the provisions of ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2013 and 2012, we have a valuation allowance against deferred tax assets of approximately $72.4 million and $65.3 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

We have elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Lease Accounting

We determine whether to account for our leases as either operating or capital leases depending on the underlying terms. As of December 31, 2013, we operated 329 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements as stated in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Communities under operating leases are accounted for in our consolidated statements of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators and amortization of deferred gains. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheets and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations and the lease asset is depreciated over the shorter of its useful life or the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

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

Allowance for Doubtful Accounts and Contractual Adjustments

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $17.7 million and $15.3 million as of December 31, 2013 and 2012, respectively.  The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 80.0% and 80.1% of our resident fee revenues for the years ended December 31, 2013 and 2012, respectively, were derived from private pay customers and 20.0% and 19.9% of our resident fee revenues for the years ended December 31, 2013 and 2012, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid.  Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets, Goodwill and Purchase Accounting

As of December 31, 2013 and 2012, our long-lived assets were comprised primarily of $3.9 billion of net property, plant and equipment and leasehold intangibles. In accounting for our long-lived assets, other than goodwill, we apply the provisions of ASC 360 Property, Plant and Equipment.  In connection with our formation transactions, for financial reporting purposes we recorded the non-controlling stockholders' interest at fair value. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill associated with our acquisition of ARC and our formation transactions was allocated to the respective reporting unit and included in our application of the provisions of ASC 350 Intangibles – Goodwill and Other ("ASC 350").  We account for goodwill under the provisions of ASC 350.  As of December 31, 2013 and 2012, we had $109.6 million of goodwill.

We test long-lived assets other than goodwill and indefinite-lived intangible assets for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset (group) is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset (group). If this comparison indicates that the carrying value of an asset

(group) is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset (group) exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life. During the years ended December 31, 2013 and 2012, we evaluated long-lived depreciable assets and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities. Estimated fair values were determined and non-cash asset impairment charges of $12.9 million and $27.7 million were taken for the years ended December 31, 2013 and 2012, respectively. These impairment charges are primarily due to lower than expected performance of the underlying communities and the amount by which the carrying values of the assets exceed the estimated fair value.

Goodwill is not amortized, but is subject to annual or more frequent impairment testing.  We test goodwill for impairment annually during our fourth quarter, or whenever indicators exist that our goodwill may not be recoverable.  We first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  Based on a qualitative assessment, it is more likely than not that its fair value is greater than its carrying amount.

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

Stock-Based Compensation

ASC 718 Compensation – Stock Compensation ("ASC 718") requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee's requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

Litigation

Litigation is inherently uncertain and the outcome of individual litigation matters is not predictable with assurance.  As described in Note 19 to the consolidated financial statements, we are involved in various legal actions and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries.  We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we may not be able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Cash provided by operating activities	$366,121	$290,969
Cash used in investing activities	(264,806)	(455,334)
Cash (used in) provided by financing activities	(112,044)	202,769
Net (decrease) increase in cash and cash equivalents	(10,729)	38,404
Cash and cash equivalents at beginning of year	69,240	30,836
Cash and cash equivalents at end of year	$58,511	$69,240

The increase in cash provided by operating activities was attributable primarily to improved operating results, primarily due to increases in occupancy and average monthly revenue per unit, including an increase in our ancillary services revenue and controlling our cost growth.

The decrease in cash used in investing activities was primarily attributable to a decrease in cash paid for acquisitions. The decrease was partially offset by an increase in spending on property, plant, equipment, and leasehold intangibles and by additional investments in unconsolidated ventures. The current year also includes cash received from the sale of four communities.

The change in cash related to financing activities year over year was primarily attributable to net repayment of debt, including our line of credit, and related financing costs in connection with refinancing transactions during the current year.

Our principal sources of liquidity have historically been from:

·	cash balances on hand;
·	cash flows from operations;
·	proceeds from our credit facilities;
·	proceeds from mortgage financing or refinancing of various assets;
·	funds generated through joint venture arrangements or sale-leaseback transactions; and
·	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

·	working capital;
·	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
·	debt service and lease payments;
·	acquisition consideration and transaction costs;
·	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
·	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
·	dividend payments;
·	purchases of common stock under our share repurchase authorizations; and
·	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

·	working capital;
·	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
·	debt service and lease payments;
·	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;
·	other corporate initiatives (including information systems and branding); and
·	acquisition consideration and transaction costs (including transaction and integration related costs associated with the Merger).

We are highly leveraged and have significant debt and lease obligations.  As of December 31, 2013, we have three principal corporate-level debt obligations:  our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At December 31, 2013, we had $2.3 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.5% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018). At December 31, 2013, we had $299.8 million of capital and financing lease obligations, $30.0 million was drawn on our revolving credit facility, and $72.5 million of letters of credit had been issued under our letter of credit facilities. Approximately $202.0 million of our debt and capital lease obligations are due on or before December 31, 2014. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending December 31, 2014, we will be required to make approximately $279.0 million of payments in connection with our existing operating leases.

We had $58.5 million of cash and cash equivalents at December 31, 2013, excluding cash and escrow deposits-restricted and lease security deposits of $136.4 million in the aggregate. As of that date, we also had $250.0 million of availability on our revolving credit facility (of which $30.0 million had been drawn as of December 31, 2013).

At December 31, 2013, we had $576.0 million of negative working capital, which includes the classification of $168.8 million of mortgage notes payable and $278.2 million of refundable entrance fees as current liabilities.  Although the mortgage notes payable are scheduled to mature on or prior to December 31, 2014, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $140.0 million of certain mortgages payable included in such debt until 2015, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for terms of one year from the existing maturity dates. We presently anticipate that we will either satisfy the conditions precedent for extending these obligations and will exercise the extension options or we will refinance or repay the $140.0 million of mortgage notes payable at or prior to maturity.  Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of the refundable entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $57.0 million of cash for the year ended December 31, 2013.

For the year ending December 31, 2014, we anticipate that we will make investments of approximately $165.0 million to $180.0 million for net capital expenditures on our current portfolio (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $125.0 million to $135.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the year ended December 31, 2013, we spent approximately $42.9 million for net recurring capital expenditures and approximately $143.7 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $55.0 million to $65.0 million over the next 12 months in connection with recently initiated or currently planned projects.  For the year ended December 31, 2013, we spent approximately $31.8 million in connection with our Program Max initiative, net of third party lender or lessor reimbursement.

During 2014, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursement and amounts drawn on our credit facility.

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

As of December 31, 2013, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Company Indebtedness, Long-term Leases and Hedging Agreements

Indebtedness

As of December 31, 2013, we have three principal corporate-level debt obligations: our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

As of December 31, 2013 and 2012, our outstanding property-level secured debt and capital leases were $2.3 billion. In accordance with applicable accounting pronouncements, as of December 31, 2013, the current portion of long-term debt within our consolidated financial statements reflects approximately $168.6 million and $33.4 million of our mortgage notes payable and capital lease obligations, respectively, due within the next 12 months. Although the mortgage notes payable are scheduled to mature on or prior to December 31, 2014, we have the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity of approximately $140.0 million of certain mortgages payable included in such debt until 2015, as the instruments associated with such mortgages payable provide that we can extend the respective maturity dates for terms of one year from the existing maturity dates. We presently anticipate that we will either satisfy the conditions precedent for extending these obligations and will exercise the extension options or we will refinance or repay the $140.0 million of mortgage notes payable at or prior to maturity.

During 2013, we incurred $678.8 million of property-level debt primarily related to the financing of acquisitions, the expansion of certain communities, the refinancing of existing debt and the releveraging of certain assets.  Approximately $577.4 million of the new debt was issued at a variable interest rate and the remaining $101.4 million was issued at a fixed interest rate.  Refer to the notes to the consolidated financial statements for a detailed discussion of the new debt and related terms.

We have secured self-insured retention risk under workers' compensation and general liability and professional liability programs with cash and letters of credit. Cash deposits securing the programs aggregated $18.6 million and $16.1 million as of December 31, 2013 and 2012, respectively. Letters of credit securing the programs aggregated $34.2 million and $40.7 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, we are in compliance with the financial covenants of our outstanding debt agreements.

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

The revolving line of credit can be used to finance acquisitions, fund working capital and capital expenditures and for other general corporate purposes.

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

As of December 31, 2013, we had an available secured line of credit with a commitment and available amount of $250.0 million (of which $30.0 million had been drawn as of that date). We also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of December 31, 2013. Letters of credit totaling $72.5 million had been issued under these facilities as of that date.

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

Long-Term Leases

As of December 31, 2013, we have 329 communities operated under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

For the year ended December 31, 2013, our minimum annual cash lease payments for our capital/financing leases and operating leases were $56.3 million and $276.5 million, respectively.

As of December 31, 2013, we are in compliance with the financial covenants of our capital and operating leases.

Hedging

In the normal course of business, we use a variety of financial instruments to mitigate interest rate risk.  We have entered into certain interest rate protection and swap agreements to effectively cap or convert floating rate debt to a fixed rate basis.  As of December 31, 2013, we have $703.2 million in aggregate notional amount of interest rate caps, $27.0 million in aggregate notional amount of swaps and $227.0 million of variable rate debt, excluding our secured line of credit and capital lease obligations, that is not subject to any cap or swap agreements.  Refer to the notes to the consolidated financial statements for a detailed discussion of the interest rate protection and swap agreements.

All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2013.

		Payments Due by Twelve Months Ending December 31,
	Total	2014	2015	2015	2017	2018	Thereafter
	(dollars in millions)
Contractual Obligations:
Long-term debt obligations(1)	$2,861.1	$272.2	$122.5	$152.7	$443.4	$861.7	$1,008.6
Capital lease obligations(1)	452.5	56.2	54.9	47.7	75.6	35.5	182.6
Operating lease obligations(2)	1,930.5	296.0	274.3	270.8	254.1	237.5	597.8
Refundable entrance fee obligations(3)	278.2	35.6	35.6	35.6	35.6	35.6	100.2
Total contractual obligations	$5,522.3	$660.0	$487.3	$506.8	$808.7	$1,170.3	$1,889.2

Total commercial construction commitments	$110.4	$101.8	$—	$—	$—	$—	$—

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2013 rate after giving effect to in-place interest rate swaps.

(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2013 rate. Additionally, includes a $17.0 million purchase option commitment payable in 2014.

(3)	Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $72.5 million as of December 31, 2013.

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

At December 31, 2013, approximately $950.5 million of our indebtedness, excluding our line of credit, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate swaps and interest rate caps under our debt/lease arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our line of credit.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

·	provision (benefit) for income taxes;

·	non-operating (income) expense items;

·	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

·	depreciation and amortization (including non-cash impairment charges);

·	straight-line lease expense (income);

·	amortization of deferred gain;

·	amortization of deferred entrance fees;

·	non-cash stock-based compensation expense; and

·	change in future service obligation;

and including:

·
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

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the years ended December 31, 2013 and 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of Adjusted EBITDA were $0.9 million and $3.6 million, respectively.

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

·
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

·
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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31(1),
	2013	2012	2011
Net loss	$(3,584)	$(66,467)	$(69,050)
Provision for income taxes	1,756	1,519	1,780
Other non-operating income	(2,725)	(593)	(56)
Equity in (earnings) loss of unconsolidated ventures	(1,484)	3,488	(1,432)
Loss on extinguishment of debt	1,265	221	18,863
Interest expense:
Debt	96,131	98,183	93,229
Capitalized lease obligation	25,194	30,155	31,644
Amortization of deferred financing costs and debt discount	17,054	18,081	13,427
Change in fair value of derivatives and amortization	(980)	364	3,878
Interest income	(1,339)	(4,012)	(3,538)
Income from operations	131,288	80,939	88,745
Gain on facility lease termination	—	(11,584)	—
Loss (gain) on acquisition	—	636	(1,982)
Depreciation and amortization	268,757	252,281	268,506
Asset impairment	12,891	27,677	16,892
Straight-line lease expense	2,597	6,668	8,608
Amortization of deferred gain	(4,372)	(4,372)	(4,373)
Amortization of entrance fees	(29,009)	(25,362)	(23,966)
Non-cash stock-based compensation expense	25,978	25,520	19,856
Change in future service obligation	(1,917)	2,188	—
Entrance fee receipts(2)	92,331	82,705	67,989
First generation entrance fees received(3)	—	—	(12,617)
Entrance fee disbursements(4)	(35,325)	(27,356)	(24,993)
Adjusted EBITDA	$463,219	$409,940	$402,665

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $14.5 million, $23.5 million and $14.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.
(3)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.

(4)	Entrance fee refunds disbursed excludes $0.8 million of first generation entrance fee refunds not replaced by second generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization for the year ended December 31, 2011.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

·	changes in operating assets and liabilities;

·	deferred interest and fees added to principal;

·	refundable entrance fees received;

·	first generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization;

·	entrance fee refunds disbursed adjusted for first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization;

·	lease financing debt amortization with fair market value or no purchase options;

·	gain (loss) on facility lease termination;

·	recurring capital expenditures, net;

·	distributions from unconsolidated ventures from cumulative share of net earnings;

·	CFFO from unconsolidated ventures; and

·	other.

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

As a result of this change, beginning in the first quarter of 2012, we include all net entrance fee activity from a recently opened entrance fee CCRC in our non-GAAP financial measures.  For the years ended December 31, 2013 and 2012, first generation net entrance fee receipts which would have been excluded under the previous definition of CFFO were $0.9 million and $3.6 million, respectively.

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

·
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

·
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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31(1),
	2013	2012	2011
Net cash provided by operating activities	$366,121	$290,969	$268,427
Changes in operating assets and liabilities	(33,198)	(20,698)	20,914
Refundable entrance fees received (2)(3)	48,140	42,600	29,611
First generation entrance fees received(4)	—	—	(12,617)
Entrance fee refunds disbursed(5)	(35,325)	(27,356)	(24,993)
Recurring capital expenditures, net	(42,901)	(38,306)	(33,661)
Lease financing debt amortization with fair market value or no purchase options	(13,927)	(12,120)	(10,465)
Distributions from unconsolidated ventures from cumulative share of net earnings	(2,691)	(1,507)	(582)
CFFO from unconsolidated ventures	7,804	5,376	3,289
Cash From Facility Operations	$294,023	$238,958	$239,923

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $14.5 million, $23.5 million and $14.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the years ended December 31, 2013, 2012 and 2011 were $1.4 million, $0.2 million and $3.3 million, respectively.
(3)	Total entrance fee receipts for the year ended December 31, 2013, 2012 and 2011 were $92.3 million, $82.7 million and $68.0 million, respectively, including $44.2 million, $40.1 million and $38.4 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.
(4)	First generation entrance fees received represents initial entrance fees received from the sale of units at a recently opened entrance fee CCRC prior to stabilization.
(5)	Entrance fee refunds disbursed excludes $0.8 million of first generation entrance fee refunds not replaced by second generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization for the year ended December 31, 2011.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

·	provision (benefit) for income taxes;

·	non-operating (income) expense items;

·	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

·	depreciation and amortization (including non-cash impairment charges);

·	facility lease expense;

·	general and administrative expense, including non-cash stock-based compensation expense;

·	change in future service obligation;

·	amortization of deferred entrance fee revenue; and

·	management fees.

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

·
interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

·
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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Net loss	$(3,584)	$(66,467)	$(69,050)
Provision for income taxes	1,756	1,519	1,780
Other non-operating income	(2,725)	(593)	(56)
Equity in (earnings) loss of unconsolidated ventures	(1,484)	3,488	(1,432)
Loss on extinguishment of debt	1,265	221	18,863
Interest expense:
Debt	96,131	98,183	93,229
Capitalized lease obligation	25,194	30,155	31,644
Amortization of deferred financing costs and debt discount	17,054	18,081	13,427
Change in fair value of derivatives and amortization	(980)	364	3,878
Interest income	(1,339)	(4,012)	(3,538)
Income from operations	131,288	80,939	88,745
Gain on facility lease termination	—	(11,584)	—
Depreciation and amortization	268,757	252,281	268,506
Asset impairment	12,891	27,677	16,892
Loss (gain) on acquisition	—	636	(1,982)
Facility lease expense	276,729	284,025	274,858
General and administrative (including non-cash stock-based compensation expense)	184,548	178,829	148,327
Change in future service obligation	(1,917)	2,188	—
Amortization of entrance fees	(29,009)	(25,362)	(23,966)
Management fees	(31,125)	(30,786)	(13,595)
Facility Operating Income	$812,162	$758,843	$757,785

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2013, we had approximately $1.4 billion of long-term fixed rate debt, $0.9 billion of long-term variable rate debt, excluding our line of credit, and $299.8 million of capital and financing lease obligations. As of December 31, 2013, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.5% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of December 31, 2013, $1.4 billion, or 60.0%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of December 31, 2013, $696.6 million, or 30.2%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.  The remaining $227.0 million, or 9.8%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $9.4 million, a 500 basis point increase in interest rates would have an impact of $43.1 million and a 1,000 basis point increase in interest rates would have an impact of $55.0 million.

Item 8.	Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
3 March 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
3 March 2014

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$58,511	$69,240
Cash and escrow deposits – restricted	38,191	43,096
Accounts receivable, net	104,262	100,401
Deferred tax asset	17,643	13,377
Prepaid expenses and other current assets, net	76,255	82,924
Total current assets	294,862	309,038
Property, plant and equipment and leasehold intangibles, net	3,895,475	3,879,977
Cash and escrow deposits – restricted	57,611	62,767
Investment in unconsolidated ventures	44,103	31,386
Goodwill	109,553	109,553
Other intangible assets, net	158,757	159,942
Other assets, net	177,396	154,105
Total assets	$4,737,757	$4,706,768
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$201,954	$509,543
Trade accounts payable	65,840	43,184
Accrued expenses	209,479	200,895
Refundable entrance fees and deferred revenue	388,400	370,755
Tenant security deposits	5,171	6,521
Total current liabilities	870,844	1,130,898
Long-term debt, less current portion	2,404,624	2,089,826
Line of credit	30,000	80,000
Deferred entrance fee revenue	86,862	79,010
Deferred liabilities	154,870	150,788
Deferred tax liability	81,299	96,187
Other liabilities	88,321	83,073
Total liabilities	3,716,820	3,709,782

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2013 and 2012; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at December 31, 2013 and 2012; 130,155,012 and 129,117,946 shares issued and 127,726,611 and 126,689,545 shares outstanding (including 3,372,937 and 3,951,950 unvested restricted shares), respectively	1,277	1,267
Additional paid-in-capital	2,025,471	1,997,946
Treasury stock, at cost; 2,428,401 shares at December 31, 2013 and 2012	(46,800)	(46,800)
Accumulated deficit	(959,011)	(955,427)
Total stockholders' equity	1,020,937	996,986
Total liabilities and stockholders' equity	$4,737,757	$4,706,768

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenue
Resident fees	$2,515,033	$2,412,936	$2,290,322
Management fees	31,125	30,786	13,595
Reimbursed costs incurred on behalf of managed communities	345,808	325,016	152,566
Total revenue	2,891,966	2,768,738	2,456,483
Expense
Facility operating expense (excluding depreciation and amortization of $238,153, $229,072 and $230,414, respectively)	1,671,945	1,630,919	1,508,571
General and administrative expense (including non-cash stock-based compensation expense of $25,978, $25,520 and $19,856, respectively)	184,548	178,829	148,327
Facility lease expense	276,729	284,025	274,858
Depreciation and amortization	268,757	252,281	268,506
Asset impairment	12,891	27,677	16,892
Loss (gain) on acquisition	—	636	(1,982)
Gain on facility lease termination	—	(11,584)	—
Costs incurred on behalf of managed communities	345,808	325,016	152,566
Total operating expense	2,760,678	2,687,799	2,367,738
Income from operations	131,288	80,939	88,745

Interest income	1,339	4,012	3,538
Interest expense:
Debt	(121,325)	(128,338)	(124,873)
Amortization of deferred financing costs and debt discount	(17,054)	(18,081)	(13,427)
Change in fair value of derivatives and amortization	980	(364)	(3,878)
Loss on extinguishment of debt	(1,265)	(221)	(18,863)
Equity in earnings (loss) of unconsolidated ventures	1,484	(3,488)	1,432
Other non-operating income	2,725	593	56
Loss before income taxes	(1,828)	(64,948)	(67,270)
Provision for income taxes	(1,756)	(1,519)	(1,780)
Net loss	$(3,584)	$(66,467)	$(69,050)
Basic and diluted net loss per share	$(0.03)	$(0.54)	$(0.57)
Weighted average shares used in computing basic and diluted net loss per share	123,671	121,991	121,161

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011

Net loss	$(3,584)	$(66,467)	$(69,050)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities – restricted	—	1,846	(998)
Other	—	(831)	310
Total other comprehensive income (loss), net of tax	—	1,015	(688)
Comprehensive loss	$(3,584)	$(65,452)	$(69,738)

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2011	124,317	$1,243	$1,904,144	$(29,187)	$(819,910)	$(327)	$1,055,963
Compensation expense related to restricted stock grants	—	—	19,856	—	—	—	19,856
Net loss	—	—	—	—	(69,050)	—	(69,050)
Common stock issued in connection with an acquisition	97	1	1,537	—	—	—	1,538
Equity component of convertible notes, net	—	—	76,801	—	—	—	76,801
Purchase of bond hedge	—	—	(77,007)	—	—	—	(77,007)
Issuance of warrants	—	—	45,066	—	—	—	45,066
Issuance of common stock under Associate Stock Purchase Plan	68	—	1,258	—	—	—	1,258
Restricted stock, net	2,089	10	(10)	—	—	—	—
Unrealized loss on marketable securities – restricted	—	—	—	—	—	(998,000)	(998)
Purchase of treasury stock	(1,217)	—	—	(17,613)	—	—	(17,613)
Other	—	—	(825)	—	—	310	(515)
Balances at December 31, 2011	125,354	1,254	1,970,820	(46,800)	(888,960)	(1,015)	1,035,299
Compensation expense related to restricted stock grants	—	—	25,520	—	—	—	25,520
Net loss	—	—	—	—	(66,467)	—	(66,467)
Issuance of common stock under Associate Stock Purchase Plan	74	—	1,401	—	—	—	1,401
Restricted stock, net	1,261	13	(100)	—	—	—	(87)
Unrealized gain on marketable securities – restricted	—	—	—	—	—	1,846	1,846
Other	—	—	305	—	—	(831)	(526)
Balances at December 31, 2012	126,689	1,267	1,997,946	(46,800)	(955,427)	—	996,986
Compensation expense related to restricted stock grants	—	—	25,978	—	—	—	25,978
Net loss	—	—	—	—	(3,584)	—	(3,584)
Issuance of common stock under Associate Stock Purchase Plan	62	—	1,503	—	—	—	1,503
Restricted stock, net	976	10	(10)	—	—	—	—
Other	—	—	54	—	—	—	54
Balances at December 31, 2013	127,727	$1,277	$2,025,471	$(46,800)	$(959,011)	$—	$1,020,937

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(3,584)	$(66,467)	$(69,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	1,265	221	18,863
Depreciation and amortization	285,811	270,362	281,933
Asset impairment	12,891	27,677	16,892
Equity in (earnings) loss of unconsolidated ventures	(1,484)	3,488	(1,432)
Distributions from unconsolidated ventures from cumulative share of net earnings	2,691	1,507	1,282
Amortization of deferred gain	(4,372)	(4,372)	(4,373)
Amortization of entrance fees	(29,009)	(25,362)	(23,966)
Proceeds from deferred entrance fee revenue	44,191	40,105	38,378
Deferred income tax (benefit) provision	(183)	(525)	383
Change in deferred lease liability	2,597	6,668	8,608
Change in fair value of derivatives and amortization	(980)	364	3,878
(Gain) loss on sale of assets	(972)	332	(1,180)
Loss (gain) on acquisition	—	636	(1,982)
Gain on facility lease termination	—	(11,584)	—
Lessor cash reimbursement for tenant incentive	—	—	1,251
Change in future service obligation	(1,917)	2,188	—
Non-cash stock-based compensation	25,978	25,520	19,856
Other	—	(487)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,449)	(3,415)	(5,367)
Prepaid expenses and other assets, net	7,483	8,687	(22,934)
Accounts payable and accrued expenses	33,837	4,854	13,721
Tenant refundable fees and security deposits	(792)	(1,547)	(2,186)
Deferred revenue	(1,881)	12,119	(4,148)
Net cash provided by operating activities	366,121	290,969	268,427
Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(2,051)	(7,999)	(3,088)
Decrease (increase) in cash and escrow deposits — restricted	10,726	(4,810)	56,176
Purchase of marketable securities — restricted	—	(1,557)	(32,724)
Sale of marketable securities — restricted	—	35,124	1,431
Additions to property, plant and equipment, and leasehold intangibles, net	(257,527)	(208,412)	(160,131)
Acquisition of assets, net of related payables and cash received	(34,686)	(272,523)	(88,682)
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired	—	—	5,516
Payments on notes receivable, net	168	131	1,484
Investment in unconsolidated ventures	(17,172)	(5,368)	(13,990)
Distributions received from unconsolidated ventures	1,600	350	206
Proceeds from sale of assets, net	34,136	9,243	30,817
Other	—	487	(914)
Net cash used in investing activities	(264,806)	(455,334)	(203,899)
Cash Flows from Financing Activities
Proceeds from debt	662,934	372,291	482,669
Repayment of debt and capital lease obligations	(724,133)	(191,835)	(898,565)
Proceeds from line of credit	425,000	375,000	225,000
Repayment of line of credit	(475,000)	(360,000)	(160,000)
Proceeds from issuance of convertible notes, net	—	—	308,212
Issuance of warrants	—	—	45,066
Purchase of bond hedge	—	—	(77,007)
Payment of financing costs, net of related payables	(11,576)	(5,563)	(8,712)
Refundable entrance fees:
Proceeds from refundable entrance fees	48,140	42,600	29,611
Refunds of entrance fees	(35,325)	(27,356)	(25,754)
Cash portion of loss on extinguishment of debt	(502)	(118)	(17,040)
Purchase of derivatives and payment of swap termination	(2,863)	(1,908)	(99)
Purchase of treasury stock	—	—	(17,613)
Other	1,281	(342)	(1,287)
Net cash (used in) provided by financing activities	(112,044)	202,769	(115,519)
Net (decrease) increase in cash and cash equivalents	(10,729)	38,404	(50,991)
Cash and cash equivalents at beginning of year	69,240	30,836	81,827
Cash and cash equivalents at end of year	$58,511	$69,240	$30,836

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business and Organization

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is a leading owner and operator of senior living communities throughout the United States.  The Company provides an exceptional living experience through properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company owns, leases and operates retirement centers, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through Brookdale Ancillary Services, the Company also offers a range of outpatient therapy, home health and hospice services, primarily to residents of its communities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Brookdale and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operation, are accounted for by the equity method.

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810 - Consolidation of Variable Interest Entities ("ASC 810").  ASC 810 broadly defines a VIE as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.  The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity.  The Company performs this analysis on an ongoing basis and consolidates any VIEs where it is determined to be the primary beneficiary.  At December 31, 2013, the Company did not have any unconsolidated VIEs.

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

Entrance Fees

Certain of the Company's communities have residency agreements which require the resident to pay an upfront fee prior to occupying the community. In addition, in connection with the Company's MyChoice program, new and existing residents are allowed to pay additional entrance fee amounts in return for a reduced monthly service fee. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit. The refundable portion of the fee is not amortized and included in refundable entrance fees. All refundable amounts due to residents at any time in the future are classified as current liabilities.

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

Cash and cash equivalents and cash and escrow deposits – restricted are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.

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

The Company estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value of approximately $2.6 billion and $2.7 billion as of December 31, 2013 and 2012, respectively. Fair value approximated carrying value in both years. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased.

Cash and Escrow Deposits – Restricted

Cash and escrow deposits – restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2013	2012
Current:
Real estate taxes	$9,252	$11,502
Tenant security deposits	1,541	2,015
Insurance reserves	11,226	12,892
Entrance fees	6,264	4,159
Replacement reserve and other	9,908	12,528
Subtotal	38,191	43,096
Long term:
Insurance reserves	11,227	5,188
Debt service and other deposits	46,384	57,579
Subtotal	57,611	62,767
Total	$95,802	$105,863

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company's estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $17.7 million and $15.3 million as of December 31, 2013 and 2012, respectively.  The adequacy of the Company's allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

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

Long-lived assets (groups) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the asset to its carrying value, with any amount in excess of fair value recognized as an expense in the current period. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates.

Goodwill and Intangible Assets

The Company follows ASC 350 - Goodwill and Other Intangible Assets, and tests goodwill for impairment annually or whenever indicators of impairment arise. The Company first assesses qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

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

During 2013, 2012 and 2011, the Company performed its annual impairment review of goodwill and intangible assets and determined that no impairment charge was necessary.

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

For leases in which the Company is involved with the construction of the building, the Company accounts for the lease during the construction period under the provisions of ASC 840.  If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction in progress.  Once construction is complete, the Company considers the requirements under ASC 840-40 – Leases – Sale-Leaseback Transactions.  If the arrangement qualifies for sale-leaseback accounting, the Company removes the assets and related liabilities from the consolidated balance sheets.  If the arrangement does not qualify for sale-leaseback accounting, the Company continues to amortize the financing obligation and depreciate the assets over the lease term.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 changes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of ASU 2013-11 will have a material impact on the consolidated financial statements or disclosures.

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

During fiscal 2013, 2012 and 2011, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for the year and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 3.9 million, 4.5 million and 3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the Company's $316.3 million of convertible senior notes.  As of December 31, 2013, 2012 and 2011, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion.  The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.

In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock.  As of December 31, 2013, 2012 and 2011, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.       Acquisitions and Dispositions

2013 Acquisitions and Dispositions

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

Effective May 31, 2013, the Company purchased the underlying real estate in an assisted living community for a price of $2.4 million. The results of operations of the community are reported in the Assisted Living segment.

Effective October 1, 2013, the Company acquired seven communities for an aggregate purchase price of $80.9 million. Prior to the acquisition, the Company managed six of the communities since the acquisition of Horizon Bay Realty, L.L.C. in September 2011. The acquisition was financed with $60.8 million of first mortgage debt through the assumption of $52.7 million of existing debt and the issuance of $8.1 million of first mortgage financing secured by one of the communities. The balance of the purchase price was paid from cash on hand. The results of operations of the communities acquired are reported in the Assisted Living segment.

During the year ended December 31, 2013, the Company purchased two home health agencies and one hospice agency for an aggregate purchase price of approximately $2.6 million. The purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the consolidated balance sheet under other intangible assets, net.

During the year ended December 31, 2013, the Company sold four communities for an aggregate selling price of $35.2 million.  The results of operations of the communities were previously reported in the Assisted Living and CCRCs - Rental segments.

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

5.       Investment in Unconsolidated Ventures

The Company had investments in unconsolidated joint ventures of 20% and 10% in ventures owning 15 and 20 communities, respectively, at December 31, 2013.

Combined summarized financial information of the unconsolidated joint ventures accounted for using the equity method as of December 31, and for the years then ended are as follows (dollars in thousands):

Statement of Operations Data	2013	2012	2011
Total revenue	$251,002	$233,634	$134,852
Expense
Facility operating expense	150,396	140,950	83,499
Depreciation and amortization	64,244	49,142	23,923
Interest expense	44,416	50,825	27,072
Other expense	12,336	28,112	6,885
Total expense	271,392	269,029	141,379
Other income	5,881	123	108
Net loss	$(14,509)	$(35,272)	$(6,419)

Balance Sheet Data	2013	2012
Cash and cash equivalents	$23,050	$16,578
Property, plant and equipment, net	1,094,353	1,073,610
Other	143,000	148,960
Total assets	$1,260,403	$1,239,148
Accounts payable and accrued expenses	$75,371	$66,841
Long-term debt	802,627	892,463
Members' equity	382,405	279,844
Total liabilities and members' equity	$1,260,403	$1,239,148

6.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2013 and 2012, net property, plant and equipment and leasehold intangibles, which include assets under capital leases, consisted of the following (dollars in thousands):

	2013	2012
Land	$302,444	$296,314
Buildings and improvements	3,508,693	3,391,667
Leasehold improvements	59,948	60,186
Furniture and equipment	623,352	541,585
Resident and leasehold operating intangibles	435,012	441,603
Construction in progress	88,309	75,419
Assets under capital and financing leases	699,973	674,492
	5,717,731	5,481,266
Accumulated depreciation and amortization	(1,822,256)	(1,601,289)
Property, plant and equipment and leasehold intangibles, net	$3,895,475	$3,879,977

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise.

During the years ended December 31, 2013, 2012 and 2011, the Company evaluated property, plant and equipment and leasehold intangibles for impairment.  The Company compared the estimated fair value of the assets to their carrying value for properties with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value.  For the years ended December 31, 2013, 2012 and 2011, $12.9 million primarily within the CCRCS - Rental and Assisted Living segments, $27.7 million within the Retirement Centers and Assisted Living segments and $16.9 million within the Retirement Centers and Assisted Living segments, respectively, of non-cash charges were recorded in the Company's operating results.  These impairment charges are primarily due to the amount by which the carrying values of the assets exceeded their estimated fair value.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $264.1 million, $248.5 million and $247.1 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2014	$23,619
2015	21,927
2016	20,452
2017	13,586
2018	6,555
Thereafter	8,136
Total	$94,275

7.       Goodwill and Other Intangible Assets, Net

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 presented on an operating segment basis (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(521)	$7,121	$7,642	$(521)	$7,121
Assisted Living	102,680	(248)	102,432	102,680	(248)	102,432
Total	$110,322	$(769)	$109,553	$110,322	$(769)	$109,553

The following is a summary of other intangible assets at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(24,961)	$122,649	$147,610	$(21,263)	$126,347
Health care licenses	33,853	—	33,853	31,082	—	31,082
Other	3,331	(1,076)	2,255	2,585	(72)	2,513
Total	$184,794	$(26,037)	$158,757	$181,277	$(21,335)	$159,942

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 was $4.7 million, $3.8 million and $21.3 million, respectively.

Future amortization expense for intangible assets with definite lives is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2014	$4,802
2015	4,730
2016	3,799
2017	3,711
2018	3,702
Thereafter	104,160
Total	$124,904

8.       Debt

Long-term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	December 31,
	2013	2012
Mortgage notes payable due 2014 through 2023; weighted average interest rate of 4.12% in 2013, net of debt premium of $1.3 million in 2013 and net of debt discount of $0.3 million in 2012 (weighted average interest rate of 4.62% in 2012)	$2,037,649	$1,701,515
$150,000 Series A notes payable, secured by five communities and by a $3.0 million cash collateral deposit, bearing interest at LIBOR plus 0.88%, payable in monthly installments of principal and interest through maturity in August 2013	—	144,384
Discount mortgage note payable due June 2013, net of debt discount of $1.0 million in 2012 (weighted average interest rate of 2.56% in 2012)	—	80,533
Variable rate tax-exempt bonds credit-enhanced by Fannie Mae (weighted average interest rate of 1.65% in 2012), due 2032, payable in monthly installments of principal and interest through maturity, secured by the underlying assets of the portfolio	—	99,847
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.14% in 2013 (weighted average interest rate of 8.16% in 2012)	299,824	319,745
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $54.8 million and $65.0 million in 2013 and 2012, respectively, interest at 2.75% per annum, due June 2018	261,443	251,312
Construction financing due 2017 through 2027; weighted average interest rate of 6.22% in 2013 (weighted average interest rate of 8.0% in 2012)	4,476	1,280
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.65% in 2013 (weighted average interest rate of 2.81% in 2012), due 2014	3,186	753
Total debt	2,606,578	2,599,369
Less current portion	201,954	509,543
Total long-term debt	$2,404,624	$2,089,826

As of December 31, 2013, the current portion of long-term debt within the Company's consolidated financial statements reflects approximately $140.0 million of mortgage notes payable due within the next 12 months.  Although these debt obligations are scheduled to mature on or prior to December 31, 2014, the Company has the option, subject to the satisfaction of customary conditions (such as the absence of a material adverse change), to extend the maturity until 2015, as the instruments associated with such mortgages payable provide that the Company can extend the respective maturity dates for terms of one year from the existing maturity dates.

The annual aggregate scheduled maturities of long-term debt obligations outstanding as of December 31, 2013 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2014	$179,115	$56,157	$235,272
2015	37,687	54,853	92,540
2016	70,725	47,710	118,435
2017	372,162	75,620	447,782
2018	783,047	35,545	818,592
Thereafter	917,546	182,572	1,100,118
Total obligations	2,360,282	452,457	2,812,739
Less amount representing debt discount	(53,528)	—	(53,528)
Less amount representing interest (8.14%)	—	(152,633)	(152,633)
Total	$2,306,754	$299,824	$2,606,578

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

The revolving line of credit can be used to finance acquisitions, fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by a first priority mortgage on certain of the Company's communities. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility.

The credit agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments under the credit agreement and all amounts owing under the amended credit agreement and certain other loan agreements becoming immediately due and payable.

As of December 31, 2013, the Company had an available secured line of credit with a commitment and available amount of $250.0 million (of which $30.0 million had been drawn as of that date).  The Company also had secured and unsecured letter of credit facilities of up to $92.5 million in the aggregate as of December 31, 2013.  Letters of credit totaling $72.5 million had been issued under these facilities as of that date.

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

As of December 31, 2013, the "if converted" value of the Notes does not exceed its principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Coupon interest	$8,697	$8,697	$4,759
Amortization of discount	10,131	9,415	4,456
Interest expense related to convertible notes	$18,828	$18,112	$9,215

In connection with the offering of the Notes, in June 2011, the Company entered into convertible note hedge transactions (the "Convertible Note Hedges") with certain financial institutions (the "Hedge Counterparties"). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments,10,784,315 shares of common stock.  The Company also entered into warrant transactions with the Hedge Counterparties whereby the Company sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to 10,784,315 shares of common stock (the "Sold Warrant Transactions").  The warrants have a strike price of $40.25 per share, subject to customary anti-dilution adjustments.

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

2013 Financings

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

As discussed in Note 4, the Company financed a current year acquisition with $60.8 million of first mortgage debt, including the assumption of $52.7 million of existing debt and the issuance of $8.1 million of first mortgage financing secured by one of the communities.  The assumed $52.7 million first mortgage facility bears interest at a fixed rate of 5.75% and matures in May 2017.  The $8.1 million mortgage loan used to partially finance the acquisition has a seven year term and bears interest at a fixed rate of 5.32%.

On December 18, 2013, the Company obtained a $14.0 million first mortgage loan, secured by two communities. The loan bears interest at a fixed rate of 4.5% and matures in December 2018. In connection with the transaction, the Company repaid $14.2 million of existing variable rate debt.

On December 20, 2013, the Company obtained a $25.0 million first mortgage loan, secured by two communities. The loan bears interest at a fixed rate of 4.35% and matures in January 2019. In connection with the transaction, the Company repaid $30.3 million of existing variable rate debt.

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

As discussed in Note 4, the Company financed an acquisition with a $77.9 million first mortgage.  The first mortgage facility has a ten year term and 75% of it bears interest at a fixed rate of 4.2% and the remaining 25% bears interest at a variable rate of 30-day LIBOR plus a margin of 276 basis points. The $15.0 million mortgage loan used to partially finance the acquisition had a two year term and bore interest at a fixed rate of 7.0%.

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

As of December 31, 2013, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Swaps and Caps

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. Interest rate protection and swap agreements were entered into to effectively cap or convert floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions.

The following table summarizes the Company's swap instrument at December 31, 2013 (dollars in thousands):

Current notional balance	$26,972
Fixed rate	5.49%
Maturity date	2016
Estimated liability fair value (included in other liabilities at December 31, 2013)	$(1,246)
Estimated liability fair value (included in other liabilities at December 31, 2012)	$(1,833)

The following table summarizes the Company's cap instruments at December 31, 2013 (dollars in thousands):

Current notional balance	$703,213
Weighted average fixed cap rate	4.69%
Earliest maturity date	2017
Latest maturity date	2018
Estimated asset fair value (included in other assets, net at December 31, 2013)	$3,751
Estimated asset fair value (included in other assets, net at December 31, 2012)	$495

During the year ended December 31, 2013, the Company purchased six new cap agreements with an aggregate notional amount of $515.3 million for $2.9 million.

9.           Accrued Expenses

Accrued expenses consist of the following components as of December 31, (dollars in thousands):

	2013	2012
Salaries and wages	$76,278	$71,567
Insurance reserves	31,293	37,717
Real estate taxes	25,763	22,178
Vacation	25,715	24,697
Lease payable	9,751	8,915
Interest	7,270	7,644
Taxes payable	1,477	2,469
Other	31,932	25,708
Total	$209,479	$200,895

10.       Commitments and Contingencies

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

As of December 31, 2013 and 2012, the Company operated 329 communities under long-term leases (275 operating leases and 54 capital and financing leases).  The remaining base lease terms vary from one year to 14 years and generally provide for renewal, extension and purchase options.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains are as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Cash basis payment	$278,504	$281,729	$270,623
Straight-line expense	2,597	6,668	8,608
Amortization of deferred gain	(4,372)	(4,372)	(4,373)
Facility lease expense	$276,729	$284,025	$274,858

The aggregate amounts of all future minimum operating lease payments, including community and office leases, as of December 31, 2013, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2014	$279,011
2015	274,338
2016	270,833
2017	254,088
2018	237,477
Thereafter	597,771
Total	$1,913,518

The Company has a $17.0 million purchase option commitment payable for the purchase of three communities in 2014.

Other

The Company has employment or letter agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers' employment, as described in those agreements.

11.       Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims. As of December 31, 2013 and 2012, the Company accrued $76.6 million and $77.7 million, respectively, for the self-insured portions of these programs, of which $45.3 million and $40.0 million is classified as long-term as of December 31, 2013 and 2012, respectively.

The Company has secured self-insured retention risk under workers' compensation and general liability and professional liability programs with cash deposits of $18.6 million and $16.1 million as of December 31, 2013 and 2012, respectively. Letters of credit securing the programs aggregated $34.2 million and $40.7 million as of December 31, 2013 and 2012, respectively.

12.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  The Company makes matching contributions in amounts equal to 25% of the employee's contribution to the plan, up to a maximum of 4.0% of contributed compensation.  An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the Company, based upon the Company's performance.  For the years ended December 31, 2013, 2012 and 2011, the Company's expense to the plan was $6.6 million, $4.8 million and $3.1 million, respectively.

13.       Related Party Transactions

Under the terms of the registration rights provisions of the Company's Stockholders Agreement, the Company is generally obligated to pay all fees and expenses incurred in connection with certain public offerings by affiliates of Fortress Investment Group LLC (other than underwriting discounts, commissions and transfer taxes).

14.       Stock-Based Compensation

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

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units) (amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2011	3,540	$14.76
Granted	2,091	$16.20
Vested	(1,207)	$16.43
Cancelled/forfeited	(202)	$15.34
Outstanding on December 31, 2011	4,222	$14.93
Granted	1,592	$19.20
Vested	(1,435)	$14.28
Cancelled/forfeited	(427)	$15.62
Outstanding on December 31, 2012	3,952	$16.67
Granted	1,328	$26.98
Vested	(1,455)	$15.08
Cancelled/forfeited	(452)	$18.87
Outstanding on December 31, 2013	3,373	$21.12

As of December 31, 2013, there was $46.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 2.3 years and is based on grant date fair value, net of forfeiture estimates. The compensation cost reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2013	1,036	$25.32 – $27.36	$27,858
Three months ended June 30, 2013	156	$26.85 − $27.50	$4,216
Three months ended September 30, 2013	50	$26.84 − $29.20	$1,445
Three months ended December 31, 2013	86	$26.92 − $27.21	$2,313

The Company has an employee stock purchase plan for all eligible employees.  The plan became effective on October 1, 2008.  Under the plan, eligible employees of the Company can purchase shares of the Company's common stock on a quarterly basis at a discounted price through accumulated payroll deductions.  Each eligible employee may elect to deduct up to 15% of his or her base pay each quarter.  Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant's pay over the course of the quarter will be used to purchase whole shares of the Company's common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on that date.  The Company reserved 1,800,000 shares of common stock for issuance under the plan.  The impact on the Company's current year consolidated financial statements is not material.

15.  Fair Value Measurements

The following table provides the Company's derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2013 (dollars in thousands):

	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$3,751	$—	$3,751	$—
Derivative liabilities	(1,246)	—	(1,246)	—
	$2,505	$—	$2,505	$—

16.  Share Repurchase Program

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

Pursuant to this authorization, during the year ended December 31, 2011, the Company purchased 1,217,100 shares at a cost of approximately $17.6 million.  No shares were purchased pursuant to this authorization during the years ended December 31, 2013 and 2012. As of December 31, 2013, approximately $82.4 million remains available under this share repurchase authorization.

17.  Income Taxes

The provision for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Federal:
Current	$(312)	$193	$631
Deferred	183	347	(383)
Total Federal	(129)	540	248
State:
Current	(1,627)	(2,059)	(2,028)
Deferred (included in Federal above)	—	—	—
Total State	(1,627)	(2,059)	(2,028)
Total	$(1,756)	$(1,519)	$(1,780)

A reconciliation of the provision for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Tax benefit at U.S. statutory rate	$640	$22,945	$23,545
Credits	9,757	—	4,803
Valuation allowance	(7,097)	(24,138)	(30,489)
Return to provision	(2,568)	(225)	(1,302)
State taxes, net of federal income tax	(985)	1,258	1,373
Officer's compensation	(724)	(922)	(760)
Meals and entertainment	(496)	(486)	(430)
Expired charitable	(126)	—	—
Lobbying and political	(89)	—	—
Other, net	(65)	122	59
Unrecognized tax benefits	(3)	193	630
(Loss) gain on acquisition	—	(266)	791
Total	$(1,756)	$(1,519)	$(1,780)

 Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2013	2012
Deferred income tax assets:
Operating loss carryforwards	$150,755	$169,792
Accrued expenses	54,400	51,124
Prepaid revenue	53,228	55,386
Deferred lease liability	49,864	46,541
Capital lease obligations	39,748	52,720
Tax credits	32,673	20,551
Deferred gain on sale leaseback	8,673	10,127
Total gross deferred income tax asset	389,341	406,241
Valuation allowance	(72,366)	(65,269)
Net deferred income tax assets	316,975	340,972
Deferred income tax liabilities:
Property, plant and equipment	(374,431)	(415,354)
Other	(6,200)	(8,428)
Total gross deferred income tax liability	(380,631)	(423,782)
Net deferred tax liability	$(63,656)	$(82,810)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2013	2012
Deferred tax asset – current	$17,643	$13,377
Deferred tax liability – noncurrent	(81,299)	(96,187)
Net deferred tax liability	$(63,656)	$(82,810)

As of December 31, 2013 and 2012, the Company had net federal operating loss carryforwards of approximately $427.4 million and $454.6 million, respectively, which are available to offset future taxable income through 2031.  The Company concluded that the additional benefits generated during 2013 and 2012 did not meet the more likely than not criteria for realization.  The conclusion was determined solely based on the reversal of current timing differences and did not consider future taxable income to be generated by the Company. Therefore, the Company has recorded a valuation allowance of $44.7 million against federal net operating losses at December 31, 2013.  The Company continues to maintain that the deferred tax assets recorded as of December 31, 2013, primarily related to net operating losses generated prior to December 31, 2010, are more likely than not to be realized based on the reversal of deferred tax liabilities recorded.  However, if the Company continues its current trend of improved GAAP earnings before taxes, this valuation allowance may be reduced in future years.

The Company has recorded valuation allowances of $7.0 million and $7.2 million at December 31, 2013 and 2012, respectively, against its state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration.  The carryforward period for some states is considerably shorter than the period which is allowed for federal purposes.  The Company also recorded a valuation allowance against federal and state credits of $20.6 million and $8.5 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the Company had $53.5 million and $31.9 million, respectively, included in its net operating loss carryforward relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

The formation of the Company, the reorganization of a predecessor company and the acquisitions of several wholly-owned subsidiaries constituted ownership changes under Section 382 of the Internal Revenue Code, as amended.  As a result, the Company's ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions.  Furthermore, the Company had an ownership change under Section 382 in May 2010 which resulted in an additional annual limitation to the utilization of the net operating loss in an amount of $92 million.  The Company expects the net operating loss to be fully released before expiration and therefore does not anticipate a financial statement impact as a result of the limitation.

At December 31, 2013, the Company had gross tax affected unrecognized tax benefits of $1.6 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805.  Interest and penalties related to these tax positions are classified as tax expense in the Company's financial statements.  Total interest and penalties reserved is $0.6 million at December 31, 2013.  Tax returns for years 2010 through 2012 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.  The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2013 and prior years will significantly change in 2014.

A reconciliation of the unrecognized tax benefits for the year 2013 is as follows (dollars in thousands):

Balance at January 1, 2013	$1,245
Additions for tax positions related to the current year	53
Additions for tax positions related to prior years	414
Reductions for tax positions related to prior years	(156)
Balance at December 31, 2013	$1,556

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property.  The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  The Company has evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

18.       Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
	2013	2012	2011
Interest paid	$123,036	$130,009	$125,047
Income taxes paid	$2,283	$2,658	$2,431
Write-off of deferred financing costs	$763	$744	$2,080
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits—restricted	$466	$2,169	$—
Prepaid expenses and other current assets	(1,265)	(2,817)	—
Property, plant and equipment and leasehold intangibles, net	99,657	257,772	80,514
Other intangible assets, net	3,517	9,575	4,244
Other assets, net	1,611	(7,327)	3,955
Accrued expenses	(5,169)	(573)	(31)
Other liabilities	—	3,601	—
Long-term debt	(64,131)	10,123	—
Net	$34,686	$272,523	$88,682
Purchase of Horizon Bay Realty, L.L.C., net of cash acquired:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$8,132
Cash and escrow deposits—restricted	—	—	10,702
Accounts receivable, net	—	—	2,479
Long-term debt	—	—	(1,821)
Accrued expenses	—	—	(15,141)
Other liabilities	—	—	(6,347)
Common stock	—	—	(1)
Additional paid-in-capital	—	—	(1,537)
Accumulated earnings	—	—	(1,982)
Net	$—	$—	$(5,516)
Reinvested income on marketable securities – restricted	$—	$1,156	$1,426
Supplemental Schedule of Noncash Operating, Investing and Financing Activities:
Capital leases:
Property, plant and equipment and leasehold intangibles, net	$—	$13,852	$—
Long-term debt	—	(13,852)	—
Net	$—	$—	$—

19.       Litigation

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

20.       Segment Information

The Company currently has six reportable segments:  retirement centers; assisted living; CCRCs – rental; CCRCs – entry fee; Brookdale Ancillary Services; and management services.  Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

Brookdale Ancillary Services.  The Company's Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services provided to residents of many of the Company's communities, to other senior living communities that the Company does not own or operate and to seniors living outside of the Company's communities.  The Brookdale Ancillary Services segment does not include the therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs - Rental and CCRCs - Entry Fee segments.

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth selected segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenue(1):
Retirement Centers	$526,284	$503,902	$473,842
Assisted Living	1,051,868	1,013,337	964,585
CCRCs - Rental	396,975	385,479	364,095
CCRCs - Entry Fee	297,756	285,701	282,020
Brookdale Ancillary Services	242,150	224,517	205,780
Management Services(2)	376,933	355,802	166,161
	$2,891,966	$2,768,738	$2,456,483
Segment Operating Income(3):
Retirement Centers	$222,282	$205,585	$198,439
Assisted Living	389,678	361,184	339,928
CCRCs - Rental	109,026	106,063	116,849
CCRCs - Entry Fee	76,393	61,405	68,550
Brookdale Ancillary Services	45,709	47,780	57,985
Management Services	31,125	30,786	13,595
	874,213	812,803	795,346
General and administrative (including non-cash stock-based compensation expense)	184,548	178,829	148,327
Facility lease expense:
Retirement Centers	91,258	102,273	106,515
Assisted Living	123,980	123,128	116,934
CCRCs - Rental	48,809	47,238	39,997
CCRCs - Entry Fee	7,470	7,214	7,435
Brookdale Ancillary Services	—	—	—
Corporate and Management Services	5,212	4,172	3,977
Depreciation and amortization:
Retirement Centers	64,353	61,060	60,275
Assisted Living	85,337	81,801	82,843
CCRCs - Rental	30,957	31,205	30,776
CCRCs - Entry Fee	55,842	52,840	54,794
Brookdale Ancillary Services	3,023	2,220	1,699

Corporate and Management Services	29,245	23,155	38,119
Asset impairment	12,891	27,677	16,892
Loss (gain) on acquisition	—	636	(1,982)
Gain on facility lease termination	—	(11,584)	—
Income from operations	$131,288	$80,939	$88,745

Total interest expense:
Retirement Centers	$31,286	$29,025	$28,444
Assisted Living	51,410	57,634	58,453
CCRCs - Rental	17,512	17,336	15,324
CCRCs - Entry Fee	11,911	13,792	20,316
Brookdale Ancillary Services	—	—	—
Corporate and Management Services	25,280	28,996	19,641
	$137,399	$146,783	$142,178

Total expenditures for property, plant and equipment, and leasehold intangibles:
Retirement Centers	$63,519	$58,876	$45,891
Assisted Living	95,829	68,675	43,955
CCRCs - Rental	27,134	21,916	20,615
CCRCs - Entry Fee	43,019	24,890	16,255
Brookdale Ancillary Services	1,855	6,037	2,715
Corporate and Management Services	26,171	28,018	30,700
	$257,527	$208,412	$160,131

	As of December 31,
	2013	2012
Total assets:
Retirement Centers	$1,258,294	$1,269,125
Assisted Living	1,514,385	1,457,979
CCRCs - Rental	499,873	538,263
CCRCs - Entry Fee	960,708	956,658
Brookdale Ancillary Services	94,986	90,357
Corporate and Management Services	409,511	394,386
	$4,737,757	$4,706,768

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

21.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2013 and 2012 (in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$712,266	$716,468	$728,999	$734,233
Asset impairment	—	2,154	504	10,233
Income from operations	38,687	28,435	33,983	30,183
Income (loss) before income taxes	4,706	(4,036)	(7)	(2,491)
Net income (loss)	3,558	(5,200)	(967)	(975)
Weighted average basic earnings (loss) per share	0.03	(0.04)	(0.01)	(0.01)
Weighted average diluted earnings (loss) per share	$0.03	$(0.04)	$(0.01)	$(0.01)

	For the Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$682,708	$690,473	$696,145	$699,412
Asset impairment	1,083	7,246	—	19,348
Income from operations	26,523	18,528	24,269	11,619
Loss before income taxes	(9,614)	(18,133)	(11,469)	(25,732)
Net loss	(10,544)	(19,015)	(12,216)	(24,692)
Weighted average basic and diluted loss per share	$(0.09)	$(0.16)	$(0.10)	$(0.20)

22.       Subsequent Events

The Pending Merger

On February 20, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Emeritus Corporation, a Washington corporation ("Emeritus"), and Broadway Merger Sub Corporation, a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Emeritus (the "Merger"), with Emeritus continuing as the surviving corporation and wholly owned subsidiary of the Company. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.0001 per share ("Emeritus Common Stock"), of Emeritus (including each restricted share of Emeritus Common Stock, but not including any shares (x) held by the Company or Emeritus or any of the Company's or Emeritus' wholly owned subsidiaries and (y) with respect to which appraisal rights are properly demanded and not withdrawn under Washington law ("Dissenting Shares")), will be automatically converted into the right to receive 0.95 of a share (the "Exchange Ratio") of the Company's common stock.

The Merger Agreement provides that each option to purchase Emeritus Common Stock, whether vested or unvested (an "Emeritus Option"), will be canceled at the effective time of the Merger. Any Emeritus Option with an exercise price that is less than the implied dollar value of the per share consideration to be received in the Merger (valuing the Company's common stock at its volume weighted average price over the 10 trading days preceding the consummation of the Merger) will be converted into the right to receive a number of shares of the Company's common stock (net of any required withholding taxes) equal to the product of (x) the number of shares of Emeritus Common Stock subject to the Emeritus Option multiplied by (y) the excess of the implied dollar value of the per share consideration (based on the volume weighted average described above) over the exercise price of the Emeritus Option. Any Emeritus Option with an exercise price that is equal to or greater than the implied dollar value of the per share consideration to be received in the Merger as described above will be canceled without the payment of any consideration.

The consummation of the Merger is subject to satisfaction or waiver of certain conditions, including, among others: (i) the approval of the Company's and Emeritus' stockholders; (ii) the absence of any law or order prohibiting the closing; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the receipt of certain federal and state government approvals necessary for the ownership, operation and management of Emeritus' senior living facilities and expiration of notice periods for the same, subject to certain exceptions; (v) the continuing effectiveness or receipt, as applicable, of certain third-party consents, subject to certain exceptions; (vi) the accuracy of each party's representations and warranties, subject to certain materiality qualifiers; (vii) the performance in all material respects of each party's obligations under the Merger Agreement; (viii) no more than 7.5% of the shares of Emeritus Common Stock being Dissenting Shares; and (ix) the absence of any change, event or development that would reasonably be expected to have either a Parent Material Adverse Effect or a Company Material Adverse Effect (each as defined in the Merger Agreement). The Merger is expected to close during the third quarter of 2014, although there can be no assurance that the Merger will close or, if it does, when the actual closing will occur.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2013
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions			Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$14,464	$16,796		$1,817			$(16,105)		$16,972
Year ended December 31, 2012	$16,972	$15,683		$660			$(18,053)		$15,262
Year ended December 31, 2013	$15,262	$21,048		$444			$(19,026)		$17,728

Deferred Tax Valuation Allowance:
Year ended December 31, 2011	$10,845	$$29,348	(1)	$1,141	(2)	$	$(514	)(3)	$40,820
Year ended December 31, 2012	$40,820	$26,989	(4)	$(2,540	)(5)	$	$—		$65,269
Year ended December 31, 2013	$65,269	$7,272	(6)	$(175	)(7)	$	$—		$72,366

(1)	Adjustment to valuation allowance for federal net operating losses and federal credits of $22,940 and $6,408, respectively.
(2)	Adjustment to valuation allowance for state net operating losses of $1,141.
(3)	Adjustment to valuation allowance for state credits of $514.
(4)	Adjustment to valuation allowance for federal net operating losses and federal credits of $26,589 and $400, respectively.
(5)	Adjustment to valuation allowance for state net operating losses of $(2,540).
(6)	Adjustment to valuation allowance for federal net operating losses and federal credits of $(4,851), and $12,123, respectively.
(7)	Adjustment to valuation allowance for state net operating losses of $(175).

See accompanying report of independent registered public accounting firm

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management's Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.  Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings "Proposal Number One - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" under Item 4 of Part I of this report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Controller, both of which are available on our website at www.brookdale.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, will be posted on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings "Compensation of Directors" and "Compensation of Executive Officers" in our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2013 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(3)	—	—	3,224,423
Equity compensation plans not approved by security holders(4)	—	—	83,970
Total	—	—	3,308,393

(1)	In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock, restricted stock units or other forms of equity-based compensation. As of December 31, 2013, 3,366,841 shares of unvested restricted stock and 6,096 restricted stock units issued under our Omnibus Stock Incentive Plan were outstanding. Such shares and restricted stock units are not reflected in the table above.

(2)	The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 1,840,974 shares remaining available for future issuance under our Omnibus Stock Incentive Plan and 1,383,449 shares remaining available for future issuance under our Associate Stock Purchase Plan.

(3)	Under the terms of our Omnibus Stock Incentive Plan, the number of shares reserved and available for issuance will increase annually each January 1 by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year.

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

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading "Proposal Number Two – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011

Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ T. Andrew Smith
Name:	T. Andrew Smith
Title:	Chief Executive Officer
Date:	March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Leeds	Non-Executive Chairman of the Board	March 3, 2014
Jeffrey R. Leeds

/s/ T. Andrew Smith	Chief Executive Officer	March 3, 2014
T. Andrew Smith	(Principal Executive Officer)

/s/ Mark W. Ohlendorf	President and Chief Financial Officer	March 3, 2014
Mark W. Ohlendorf	(Principal Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	March 3, 2014
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	March 3, 2014
Jackie M. Clegg

/s/ Wesley R. Edens	Director	March 3, 2014
Wesley R. Edens

/s/ Randal A. Nardone	Director	March 3, 2014
Randal A. Nardone

/s/ Mark J. Schulte	Director	March 3, 2014
Mark J. Schulte

/s/ W.E. Sheriff	Director	March 3, 2014
W.E. Sheriff

/s/ James R. Seward	Director	March 3, 2014
James R. Seward

/s/ Samuel Waxman	Director	March 3, 2014
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of February 20, 2014, by and among Brookdale Senior Living Inc., Emeritus Corporation and Broadway Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2014).

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
4.5
Letter Agreement, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 21, 2014).

4.6
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

4.8	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.7).
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

Exhibit No.	Description
10.4
Separation Agreement and General Release, dated February 7, 2008, between Brookdale Senior Living Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2008).

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

Exhibit No.	Description
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

10.29
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.30
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.31
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.32
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011).*

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

Exhibit No.	Description
10.38
Restricted Share Agreement (Performance-Vesting), dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2013).*

10.39
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 19, 2013).*

10.40
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 19, 2013).*

10.41
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 19, 2013).*

10.42
Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 19, 2013).*

10.43
Second Amended and Restated Credit Agreement, dated as of March 28, 2013, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2013).

10.44
Third Amended and Restated Credit Agreement, dated as of September 20, 2013, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2013).

10.45
First Amendment to Brookdale Senior Living Inc. Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013).*

10.46
Voting Agreement, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. and the Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2014).

10.47
Letter Agreement, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 21, 2014).

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