Form 10-K/A
period 2013-12-31
Brookdale Senior Living Inc.
filed 2014-04-30
CIK 1332349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion. The market value calculation was determined using a per share price of $26.44, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of April 25, 2014, 124,816,713 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

BROOKDALE SENIOR LIVING INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2013

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Brookdale Senior Living Inc. (“Brookdale,” the “Company,” “we,” or “our”) for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Original Filing”).

We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment also fixes certain typographical errors (disclosure in Item 9A with respect to Disclosure Controls and Procedures erroneously referred to “December 31, 2012” rather than “December 31, 2013”).

Except as set forth in Part II, Item 9A and in Part III below and updates to the List of Exhibits and Index to Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report and other information we provide from time to time (including statements with respect to the Merger (as defined herein)) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment, returns on invested capital and taxes; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein). Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “predict(s)”, “believe(s)”, “may”, “will”, “would”, “could”, “should”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the Merger, including in respect of the satisfaction of closing conditions to the Merger; unanticipated difficulties and/or expenditures relating to the Merger; the risk that regulatory approvals required for the Merger are not obtained or are obtained subject to conditions that are not anticipated; uncertainties as to the timing of the Merger; litigation relating to the Merger; the impact of the transaction on relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining cost savings and synergies from the Merger; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report. Such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART II

Item 9A.	Controls and Procedures.

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

Set forth below is certain biographical information for our directors. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Amendment for a description of securities beneficially owned by our directors as of April 25, 2014.

Name	Age	Position with Brookdale	Class
Jeffrey R. Leeds	68	Non-Executive Chairman of the Board of Directors	Class III
Frank M. Bumstead	72	Director	Class I
Jackie M. Clegg	52	Director	Class II
Wesley R. Edens	52	Director	Class I
Randal A. Nardone	58	Director	Class II
Mark J. Schulte	60	Director	Class III
James R. Seward	61	Director	Class II
W.E. Sheriff	71	Director	Class I
Dr. Samuel Waxman	77	Director	Class III

Jeffrey R. Leeds became a member of our Board of Directors in November 2005 and has served as Non-Executive Chairman of the Board since June 2012. Mr. Leeds retired as Executive Vice President and Chief Financial Officer of GreenPoint Financial Corporation and GreenPoint Bank in October 2004, in which capacities he served since January 1999. Prior to that, he was Executive Vice President, Finance and Senior Vice President and Treasurer of GreenPoint. He joined GreenPoint after 14 years with Chemical Bank, having held positions as Head of Asset and Liability Management, Proprietary Trading and Chief Money Market Economist. He previously served as a director and chair of the Audit Committee of Och-Ziff Capital Management Group LLC and as a director and Audit Committee member of United Western Bancorp. Mr. Leeds’ experience as an executive and principal financial officer, along with his extensive financial industry expertise, led to the conclusion that he should serve as a member of our Board of Directors.

Frank M. Bumstead became a member of our Board of Directors in August 2006. Prior to our acquisition of American Retirement Corporation, or ARC, Mr. Bumstead served as the Lead Director of ARC. Mr. Bumstead had been a member of the Board of Directors of ARC for 11 years. Since 1989, Mr. Bumstead has been President or Chairman and a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents, among others, artists, songwriters and producers in the music industry. From 1993 to December 1998, Mr. Bumstead also served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., an investment advisor registered under the Investment Company Act of 1940. Mr. Bumstead is a director of Syntroleum Corporation. Mr. Bumstead’s experience in business management and as a director of several public companies, along with his knowledge of the senior housing industry (through his prior service as a director of ARC), led to the conclusion that he should serve as a member of our Board of Directors.

Jackie M. Clegg became a member of our Board of Directors in November 2005. Ms. Clegg has served as the Managing Partner of the strategic consulting firm Clegg International Consultants, LLC since August 2001. Prior to that, from June 1997 through July 2001, Ms. Clegg was Vice Chair of the Board of Directors, First Vice President and for a time Chief Operating Officer of the Export-Import Bank of the United States, the official export credit institution of the United States government. Ms. Clegg currently serves as a director and as an Audit Committee member of CME Group Inc., the parent company of the Chicago Mercantile Exchange, and chairs the Audit Committee of the Public Welfare Foundation. Ms. Clegg also previously served on the Board of Directors of Cardiome Pharma Corp., Javelin Pharmaceuticals, Inc. and Blockbuster Inc. and as Chair of the Audit Committees of the Chicago Board of Trade, Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc. She has also chaired numerous special committees for mergers, acquisitions and financing transactions. Ms. Clegg also worked in the U.S. Senate on international finance and monetary policy, national security and foreign affairs. Ms. Clegg’s experience in the public sector and as a director of numerous public companies (including her service as chairman of the foregoing special committees) led to the conclusion that she should serve as a member of our Board of Directors.

Wesley R. Edens became a member of our Board of Directors in August 2005 and served as Chairman of the Board from August 2005 until June 2012. Mr. Edens has been Co-Chairman of the Board of Directors of Fortress Investment Group LLC (“Fortress”) since August 2009, and he has been a member of the Board of Directors of Fortress since November 2006. Mr. Edens has been a member of the Management Committee of Fortress since co-founding Fortress in 1998. Mr. Edens is responsible for Fortress’ private equity and publicly traded alternative investment businesses. He is chairman of the board of directors of each of New Residential Investment Corp., Florida East Coast Railway Corp., New Media Investment Group Inc., Mapeley Limited, Nationstar Mortgage Holdings Inc. and Newcastle Investment Corp., and he is a director of Intrawest Resorts Holdings, Inc., GAGFAH S.A., Gaming and Leisure Properties Inc., Springleaf Finance Corporation, Springleaf Holdings Inc. and Springleaf Finance Inc. Mr. Edens was Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and chairman of its board of directors from October 2002 to January 2007. He also previously served on the boards of the following publicly traded companies and registered investment companies: Penn National Gaming, Inc.; GateHouse Media, Inc.; Aircastle Limited; RailAmerica Inc.; Crown Castle Investment Corp.; Eurocastle Investment Limited; Fortress Brookdale Investment Fund LLC; Fortress Pinnacle Investment Fund; Fortress Investment Trust II; and RIC Coinvestment Fund LP. Prior to forming Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers. Mr. Edens’ extensive private equity experience and knowledge of business and finance led to the conclusion that he should serve as a member of our Board of Directors.

Randal A. Nardone became a member of our Board of Directors in January 2011. Mr. Nardone has been a member of the Board of Directors of Fortress since November 2006. He has been a member of the Management Committee of Fortress since co-founding Fortress in 1998. He has been the Chief Executive Officer of Fortress since July 2013, after service as the Interim Chief Executive Officer since December 2011. Mr. Nardone is a director of Eurocastle Investment Limited, GAGFAH S.A., Springleaf Finance Corporation and Springleaf Finance Inc. Mr. Nardone was a director of Alea Group Holdings (Bermuda) Ltd. from July 2007 to March 2014. Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood. Mr. Nardone’s extensive credit, private equity finance and management expertise, extensive experience as an officer and director of public companies and extensive knowledge of our Company and the senior housing industry led to the conclusion that he should serve as a member of our Board of Directors.

Mark J. Schulte became a member of our Board of Directors in February 2008. Mr. Schulte served as our Co-Chief Executive Officer from July 2006 until February 2008. He previously served as our Chief Executive Officer from August 2005 until July 2006. Mr. Schulte also previously served as Chief Executive Officer and as a member of the Board of Directors of Brookdale Living Communities, Inc., or BLC, since 1997, and was also Chairman of the Board of BLC from September 2001 to June 2005. From January 1991 to May 1997, he was employed by BLC’s predecessor company, The Prime Group, Inc., in its Senior Housing Division, most recently serving as its Executive Vice President, with primary responsibility for overseeing all aspects of Prime’s Senior Housing Division. He is a former Chairman of the American Seniors Housing Association, or ASHA. Mr. Schulte is licensed to practice law in the State of New York. Mr. Schulte’s extensive knowledge of the senior housing industry and his prior experience as a principal executive officer led to the conclusion that he should serve as a member of our Board of Directors.

James R. Seward became a member of our Board of Directors in November 2008. Since 2000, Mr. Seward has been a private investor. Previously, Mr. Seward was Chief Executive Officer and President of SLH Corporation and

Chief Financial Officer of Seafield Capital Corporation, both of which were publicly-traded investment holding companies. Mr. Seward, a Chartered Financial Analyst, currently serves as a member of the board of directors and Audit Committee of Syntroleum Corporation, a synthetic and renewable fuels processor, and is Chairman of the Board of Trustees and a member of the Audit Committee of RBC Funds, a registered investment company. He previously served as a director of ARC and LabOne. Mr. Seward’s experience and credentials in investing and finance, along with his knowledge of both the senior housing industry (through his prior service as a director of ARC) and the health care industry (through his prior service as a director of LabOne), led to the conclusion that he should serve as a member of our Board of Directors.

W.E. Sheriff has served as a member of our Board of Directors since January 2010. He previously served as our Chief Executive Officer from February 2008 until February 2013 and as our Co-Chief Executive Officer from July 2006 until February 2008. Previously, Mr. Sheriff served as Chairman and Chief Executive Officer of ARC and its predecessors since April 1984 and as its President since November 2003. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations, and also serves as a member of the Board of Directors of Direct Supply, Inc. Mr. Sheriff’s extensive knowledge of the senior housing industry and his experience as our previous Chief Executive Officer and as the Chairman and Chief Executive Officer of ARC led to the conclusion that he should serve as a member of our Board of Directors.

Dr. Samuel Waxman became a member of our Board of Directors in November 2005. Since 1983, Dr. Waxman has served as a professor at Mount Sinai School of Medicine where he directs a multidisciplinary cancer research laboratory and currently serves as the Distinguished Service Professor. In addition, since July 1980, Dr. Waxman has served as the Founder and Scientific Director of the Samuel Waxman Cancer Research Foundation, which supports an international program of collaborative scientists. He is also the president of Samuel Waxman M.D. P.C. Dr. Waxman earned his M.D. Summa Cum Laude from Downstate Medical Center of the State University of New York and completed all clinical and research training at Mount Sinai Hospital in New York. Dr. Waxman’s experience in, and knowledge of, health care and the health care industry led to the conclusion that he should serve as a member of our Board of Directors.

Legal Proceedings Involving Directors, Officers or Affiliates

There are no legal proceedings ongoing as to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our affiliates.

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

The Audit Committee is currently chaired by Mr. Seward and also consists of Ms. Clegg and Mr. Leeds. All three current members are “independent” directors as defined under NYSE rules and under section 10A(m)(3) of the

Securities Exchange Act of 1934, as amended. The Board of Directors has determined that each of the current members of the Audit Committee is an “audit committee financial expert” as defined by the rules of the SEC. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

Corporate Governance

The role of our Board of Directors is to ensure that Brookdale is managed for the long-term benefit of our stockholders. To fulfill this role, the Board of Directors has adopted corporate governance principles designed to assure compliance with all applicable corporate governance standards. In addition, the Board of Directors is informed regarding Brookdale’s activities and periodically reviews, and advises management with respect to, Brookdale’s annual operating plans and strategic initiatives.

The Board of Directors has adopted Corporate Governance Guidelines. The Board of Directors has also adopted a Code of Business Conduct and Ethics and a Code of Ethics for Chief Executive and Senior Financial Officers to help ensure that Brookdale abides by applicable corporate governance standards. These guidelines and codes are available on the “Investor Relations” section of our website, www.brookdale.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Executive Officers

The following table sets forth certain information concerning our executive officers as of April 25, 2014:

Name	Age	Position
T. Andrew Smith	54	Chief Executive Officer
Mark W. Ohlendorf	54	President and Chief Financial Officer
Gregory B. Richard	60	Executive Vice President and Chief Operating Officer
Bryan D. Richardson	55	Executive Vice President and Chief Administrative Officer
Glenn O. Maul	59	Executive Vice President and Chief People Officer
Tricia A. Conahan	56	Executive Vice President and Chief Marketing Officer
Kristin A. Ferge	40	Executive Vice President and Treasurer
George T. Hicks	56	Executive Vice President – Finance
H. Todd Kaestner	58	Executive Vice President – Corporate Development
Edward A. Fenoglio, Jr.	44	Division President
Mary Sue Patchett	51	Division President
Kari L. Schmidt	47	Division President

T. Andrew Smith became our Chief Executive Officer in February 2013. Previously, Mr. Smith served as Executive Vice President, General Counsel and Secretary since October 2006. In that capacity, in addition to his role in managing the Company’s legal affairs, Mr. Smith was responsible for management and oversight of the Company’s corporate development functions (including acquisitions and expansion and development activity); corporate finance activities (including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management. Prior to joining Brookdale, Mr. Smith was with Bass, Berry & Sims PLC in Nashville, Tennessee from 1985 to 2006, where he was a member of the firm’s corporate and securities group and served as the chair of the firm’s healthcare group. While at Bass, Berry & Sims, Mr. Smith served ARC as outside General Counsel. Mr. Smith currently serves as a member of the board of directors of the National Investment Center for the Seniors Housing & Care Industry and as a member of the executive board of the American Seniors Housing Association.

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

Gregory B. Richard has served as our Executive Vice President and Chief Operating Officer since June 2013. He previously served as our Executive Vice President – Field Operations from January 2008 until June 2013 and as our Executive Vice President – Operations from July 2006 through December 2007. Previously, Mr. Richard served as Executive Vice President and Chief Operating Officer of ARC since January 2003 and previously served as its Executive Vice President – Community Operations since January 2000. Mr. Richard was formerly with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this, Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

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

Glenn O. Maul became our Executive Vice President and Chief People Officer in March 2013. Previously, Mr. Maul served as Senior Vice President – Human Resources since joining Brookdale in April 2006. Prior to joining Brookdale, he served as Vice President – Human Resources for Sunrise Senior Living. While Mr. Maul has spent most of his career focusing on human resources, his early career included roles in finance and operations. Mr. Maul is certified as a Senior Professional in Human Resources (SPHR).

Tricia A. Conahan became our Executive Vice President and Chief Marketing Officer in April 2014. Previously, she served as Chief Marketing & Sales Officer for Grant Thornton, LLP, a global accounting/consulting firm, from 2010 until March 2014. Ms. Conahan also served as Managing Director of Fernwood Holdings, LLC, a multi-family residential business, from 2009 until 2012. She served as Senior Vice President, Brand & Customer Acquisition for JPMorgan Chase from 2008 through 2009 and as Head of Brand Marketing at ING Americas from 2001 through 2008. From 1999 through 2001, Ms. Conahan served as Chief Marketing Officer for RealEstate.com. Ms. Conahan has also held marketing leadership positions at McGraw-Hill Inc., Time Warner and Times Mirror Magazines.

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

Mary Sue Patchett became our Division President in February 2013. Previously, Ms. Patchett served as Divisional Vice President since joining Brookdale in September 2011 in connection with the Horizon Bay acquisition. Ms. Patchett has over 30 years of senior care and housing experience serving in leadership roles. Previously, Ms. Patchett served as Chief Operating Officer of Horizon Bay from January 2011 through August 2011 and as Senior Vice President of Operations from March 2008 through December 2011. Prior to joining Horizon Bay, she was President and owner of Patchett & Associates, Inc., a management consulting firm for senior housing and other healthcare companies, from 2005 until March 2008. Ms. Patchett had previously served as Divisional Vice President for Alterra for over six years. Ms. Patchett has served on numerous industry boards and currently is serving as Chair for Florida Assisted Living Federation of America.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. We reviewed copies of the forms received by us or written representations from certain reporting persons that they were not required to file these forms. Based solely on that review, we believe that during the fiscal year ended December 31, 2013, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them, with the exception of (i) one late Form 4 filing made by George T. Hicks to report 17 transactions made by a broker with discretionary authority, with no instruction from Mr. Hicks, and (ii) one late Form 4 filing made by Mr. Hicks to report one transaction in which shares of common stock were withheld to satisfy tax withholding obligations due upon the vesting of restricted stock previously granted to Mr. Hicks.

Item 11.	Executive Compensation.

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

Appointment of T. Andrew Smith as Our Chief Executive Officer

In August 2012, W.E. Sheriff announced his intent to retire as Chief Executive Officer once a successor was named and the transition process was complete. During late 2012 and early 2013, the Committee engaged Chernoff Diamond & Co. LLC, a third-party compensation consultant (“Chernoff”), to review the compensation of chief executive officers at comparable companies and to assist the Committee in the development of a compensation package for the candidate ultimately chosen by the Board of Directors to serve as the Company’s Chief Executive Officer. Chernoff utilized data from the following peer group companies in preparing its report and recommendations: Emeritus Corporation, National HealthCare Corporation, Kindred Healthcare, Inc., The Ensign Group, Inc., Capital Senior Living Corporation, Skilled Healthcare Group, Inc., Five Star Quality Care, Inc., Wyndham Worldwide Corporation, Universal Health Services, Inc., Mednax, Inc., Tenet Healthcare Corporation, Community Health Systems, Inc., Omega Healthcare Investors, Inc., Centene Corporation, Healthcare Realty Trust Incorporated, HealthSouth Corporation, Health Management Associates, Inc., LaSalle Hotel Properties, LifePoint Hospitals, Inc., DiamondRock Hospitality Company, Select Medical Holdings Corporation, Magellan Health Services, Inc., Chemed Corporation, Vanguard Health Systems, Inc., Sunrise Senior Living, Inc., Sun Healthcare Group and Assisted Living Concepts, Inc.

The Committee took this information into account in determining the compensation package that was ultimately provided to T. Andrew Smith upon his appointment as Chief Executive Officer, but did not use the information to benchmark any elements of his compensation. Chernoff reported directly to the Committee and did not provide any other services to the Company.

Our Named Executive Officers

We refer to the following individuals as our “named executive officers:”

•	Mr. Smith, our Chief Executive Officer;

•	Mr. Sheriff, our former Chief Executive Officer;

•	Mark W. Ohlendorf, our President and Chief Financial Officer;

•	Gregory B. Richard, our Executive Vice President and Chief Operating Officer;

•	Bryan D. Richardson, our Executive Vice President and Chief Administrative Officer; and

•	Glenn O. Maul, our Executive Vice President and Chief People Officer.

Mr. Smith served as our Executive Vice President, General Counsel and Secretary until February 20, 2013, when he became Chief Executive Officer upon Mr. Sheriff’s retirement.

Executive Officer Compensation Philosophy

Because we believe that our executive officers are vital to our long-term success, we strive to ensure that our executive officer compensation programs are effective in rewarding performance, retaining key executives responsible for the success of the Company and, when applicable, attracting new executives. To accomplish these objectives, the Company intends to provide compensation that is:

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

At the Company’s annual meeting of stockholders held in 2013, more than 95% of the votes cast supported the non-binding, advisory vote to approve the compensation of Brookdale’s named executive officers (referred to as the “say-on-pay” vote). The Committee believes this overwhelmingly positive result affirms our stockholders’ support of the Company’s approach to its executive compensation program and provides assurance that the program is reasonable and well-aligned with stockholder expectations. Given the high level of approval for the say-on-pay vote from our stockholders, the Committee did not change its approach to the Company’s executive compensation program. The Committee values the opinions expressed by stockholders in the annual say-on-pay vote and will consider the outcome of such votes when making future compensation decisions for the Company’s named executive officers.

2013 Named Executive Officer Compensation

During late 2010, the Committee engaged Chernoff to conduct a thorough review of our executive officer compensation program, in order to assist the Committee in establishing the Company’s 2011 executive officer compensation program. The Committee may elect in the future to expand the scope of the engagement of its independent compensation consultants or to retain other compensation consultants (as it did in late 2013, as described below) if it determines that doing so would assist it in implementing and maintaining compensation plans and programs.

In conducting its review, Chernoff completed a market study of the levels, structure and mix of the various elements of compensation provided to executives in similarly-titled roles at comparable companies. Chernoff utilized data from the following peer group companies in preparing its report and recommendations: Amedisys, Inc., Assisted Living Concepts, Centene Corporation, Chemed Corporation, Diamondrock Hospitality, Emeritus Corporation, The Ensign Group, Five Star Quality Care, Inc., Gentiva Health Services, Inc., Health Care REIT, Inc., Health Management Assoc., HealthSouth Corporation, Kindred Healthcare, Inc., LifePoint Hospitals, Inc., Lincare Holdings, Inc., Magellan Health Services, Mednax, Inc., National HealthCare Corporation, Nationwide Health Properties, Inc., Psychiatric Solutions, Inc., RehabCare Group, Inc., Sun Healthcare Group, Inc., Sunrise Senior Living, Inc., Ventas, Inc. and Wyndham Worldwide. Although the Committee did not utilize the information from Chernoff’s report to benchmark formally any elements or levels of our named executive officers’ compensation, it did generally compare the levels of total compensation and individual elements of compensation provided to the Company’s executive officers to the median and 75th percentile levels of compensation provided to executives in similarly-titled roles at the peer companies. Following completion of Chernoff’s executive compensation review, the Committee indicated that, while it did not want to formally benchmark its target market position to any particular quartile or percentile, the Committee’s objective should generally be to target executive compensation in the 50th to 75th percentile, particularly in light of the complexity of the organization and the size of the Company relative to the peer group. As a result of the Committee’s review of Chernoff’s report, its discussions with management and its own deliberations, the Committee determined to modify certain elements of the 2011 compensation program for our named executive officers from the program that was in effect during 2010.

For 2013, the Committee generally did not make any changes to our compensation program for our named executive officers from that in place in 2011 or 2012, but it did provide compensation increases and additional grants of equity awards to certain of our named executive officers in connection with 2013 promotions, and provided additional cost of living base salary increases to certain other named executive officers, each as described below.

For 2013, the total annual compensation for the Company’s named executive officers consisted of base salary, an annual performance-based cash incentive opportunity based on Company and (for each named executive officer other than Mr. Sheriff) individual performance objectives and long-term incentive compensation in the form of time-based and performance-based restricted stock awards, as described below:

•	Base Salary

The Committee believes that, in order to attract and retain our key executives, it is appropriate to provide a base salary that is both competitive externally and fair internally. Once base salary is fixed, it does not generally depend on the Company’s performance; however, subject to any applicable employment agreement provisions, it remains adjustable, based on individual performance.

•	Annual Cash Incentive Opportunity

The purpose of annual performance-based compensation is to motivate and reward executives for their contributions to the Company’s performance for the applicable year by providing them with the opportunity to receive an annual cash bonus based on the achievement of performance objectives. For 2013, each named executive officer had the opportunity to receive an annual cash bonus dependent on the level of achievement of performance goals based on the Company’s Cash From Facility Operations (“CFFO”) per share and, for each named executive officer other than Mr. Maul, year-over-year same community senior housing net operating income (“NOI”) growth. In addition, for each of the named executive officers other than Mr. Sheriff, a portion of the annual cash incentive bonus opportunity was dependent on the level of achievement of individual performance objectives.

•	Long-Term Incentive Compensation

The purpose of long-term incentive compensation is to align an executive’s long-term goals with those of our stockholders. For 2013, the Committee used time-based and performance-based restricted stock as the forms of long-term incentive compensation awarded to our executives. The Committee believes that the use of restricted stock is particularly helpful in the retention of key executives and appropriately aligns the interests of our executives with the interests of our stockholders. We have never granted stock options to our employees or executives. Additionally, as a retention tool, restricted stock retains some value to the employee irrespective of any movement in stock price. This encourages employees to remain with the Company during the restricted period and to continue to work to achieve the Company’s long-term goals for growth and profitability.

2013 Base Salaries

The annual base salaries for our named executive officers for fiscal 2013 are set forth below:

Name	2012 Annual Base Salary	2013 Annual Base Salary
T. Andrew Smith	$480,000	$825,000
W.E. Sheriff	$600,000	$600,000
Mark W. Ohlendorf	$480,000	$490,000
Gregory B. Richard	$350,000	$450,000
Bryan D. Richardson	$350,000	$360,000
Glenn O. Maul	$210,000	$250,000

Mr. Sheriff only received base salary through his retirement, which was effective as of February 20, 2013, and thereafter received a consulting fee, as described below in “— Employment Agreements with Named Executive Officers — Employment Agreement and Related Arrangements with W.E. Sheriff.” As noted below, Mr. Smith’s base salary was increased to $825,000 in connection with his appointment as Chief Executive Officer effective February 20, 2013. The Committee increased Mr. Richard’s base salary to $360,000 effective January 1, 2013 and then further increased his base salary to $450,000 in connection with his appointment as Chief Operating Officer effective June 16, 2013.

2013 Annual Cash Incentive Opportunity

As noted above, each named executive officer was eligible to receive a cash bonus opportunity for 2013 based on Company, and for each named executive officer other than Mr. Sheriff, individual performance. The 2013 target bonus amounts that each of our named executive officers were eligible to receive were calculated as follows:

•	Mr. Smith was eligible to receive an amount equal to 125% of the base salary that was paid to him in 2013;

•	Mr. Sheriff was eligible to receive an amount equal to 100% of his annual base salary, pro-rated to reflect the duration of his service as Chief Executive Officer through his retirement, which was effective as of February 20, 2013;

•	Mr. Richard was eligible to receive an amount equal to 100% of his annual base salary for his service as Executive Vice President—Field Operations through his appointment as Chief Operating Officer effective as June 16, 2013 and an amount equal to 100% of his annual base salary for his service as Chief Operating Officer for the remainder of the year;

•	Messrs. Ohlendorf and Richardson were eligible to receive amounts equal to 100% of their respective annual base salaries; and

•	Mr. Maul was eligible to receive an amount equal to 80% of his annual base salary.

The actual 2013 target bonus amounts for the named executive officers are set forth below:

Name	2013 Target CFFO Bonus Opportunity	2013 Target Same Community NOI Growth Bonus Opportunity	2013 Target Individual Objectives Bonus Opportunity	Total 2013 Target Bonus Opportunity
T. Andrew Smith	$619,641	$95,329	$238,324	$953,294
W.E. Sheriff	$97,615	$10,846	—	$108,461
Mark W. Ohlendorf	$278,000	$49,000	$163,000	$490,000
Gregory B. Richard	$224,765	$40,458	$139,354	$404,577
Bryan D. Richardson	$200,000	$36,000	$124,000	$360,000
Glenn O. Maul	$140,000	—	$60,000	$200,000

The Company performance portions of the cash bonus opportunity were to be paid dependent on the level of achievement of performance goals developed by management and approved by the Committee based on the Company’s budgeted CFFO per share for 2013 and (other than for Mr. Maul) year-over-year same community senior housing NOI growth.

During 2013, Mr. Maul participated in the bonus program applicable to most of the Company’s other Executive Vice Presidents and members of management (rather than the program applicable to the other members of the Company’s senior management executive committee). Mr. Maul’s target bonus opportunity was 80% of his annual earnings attributable to base salary. Seventy percent (70%) of the target bonus opportunity was based on the Company’s CFFO per share for 2013. The remaining 30% of Mr. Maul’s target bonus opportunity (which, if earned, would be paid irrespective of the Company’s CFFO results) was based on the achievement of individual objectives.

The targeted level of CFFO performance under the bonus programs was CFFO per share of $2.45 for fiscal 2013, which was consistent with the Company’s internal business plan. Achievement of the targeted level of performance would have required significant growth in CFFO per share over the Company’s actual 2012 CFFO results and management therefore viewed the performance targets to be challenging. For purposes of our 2013 bonus programs, the CFFO per share performance targets were defined as the Company’s publicly-reported CFFO per share (as adjusted for integration, transaction-related and electronic medical records (“EMR”) roll-out costs).

Achievement of the minimum threshold level of CFFO performance under our 2013 bonus programs would have resulted in 20% of this portion of the award being funded. Achievement of the targeted level of CFFO performance would have resulted in 100% of this portion of the award being funded. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity. In order to ensure that amounts paid under the program could qualify as “performance-based” compensation under Section 162(m) of the Internal Revenue Code, the maximum award that any named executive officer could receive with respect to 2013 performance under the 2013 annual cash incentive bonus program was $2,000,000.

The actual percentage of the CFFO bonus opportunity set forth above that each named executive officer would have been eligible to receive was determined as follows:

CFFO per Share Targets	Percentage of Target CFFO Bonus Opportunity Awarded
$2.85	200%
$2.65	150%
$2.61	140%
$2.57	130%
$2.53	120%
$2.49	110%
$2.45	100%
$2.39	90%
$2.33	80%
$2.27	60%
$2.21	40%
$2.15	20%
Below $2.15	0%

Bonus opportunity percentages were to be pro-rated between the steps set forth above.

The targeted level of same community senior housing NOI growth was year-over-year growth of 7.50% for 2013. For purposes of our 2013 bonus programs, the actual level of NOI growth was to be measured using a specified subset of the Company’s communities (which was intended to exclude the effect of recent acquisitions and dispositions or other EBITDA-enhancing reinvestments in our communities). Achievement of the minimum threshold level of same community NOI growth performance would have resulted in 20% of this portion of the award being funded. Achievement of the targeted level of performance would have resulted in 100% of this portion of the award being funded. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity. As noted above, the maximum award that any named executive officer could receive with respect to 2013 performance under the 2013 annual cash incentive bonus program was $2,000,000.

The actual percentage of the same community senior housing NOI growth bonus opportunity set forth above that each named executive officer (other than Mr. Maul) would have been eligible to receive was determined as follows:

Same Community NOI Growth Targets	Percentage of Target Same Community NOI Growth Opportunity Awarded
8.50%	150%
8.30%	140%
8.10%	130%
7.90%	120%
7.70%	110%
7.50%	100%
6.75%	90%
6.00%	80%
5.00%	50%
4.00%	20%
Below 4.00%	0%

Bonus opportunity percentages were to be pro-rated between the steps set forth above.

The individual objectives bonus opportunity was to be payable following the end of the fiscal year, dependent on the level of achievement of certain objectives established for each applicable individual for 2013. The objectives for each named executive officer other than Mr. Smith were established by Mr. Smith, the Company’s Chief Executive Officer, and approved by the Committee at the beginning of the performance period. Mr. Smith’s objectives were approved by the Board of Directors at the beginning of the performance period. The individual objectives contained both subjective and objective elements and, therefore, the determination of the level of achievement of the goals was, in part, subjective. These individual objectives were intended to create near-term focus by each applicable executive on key strategic initiatives supporting the Company’s business plan. It was intended that the objectives would be reasonably achievable, but they would require significant additional efforts on behalf of each of the executives, and the individual objectives bonuses were therefore at risk. The level of achievement of the individual objectives for each named executive officer other than Mr. Smith was to be determined by the Committee promptly following the end of the fiscal year upon the recommendation of Mr. Smith. The level of achievement of Mr. Smith’s individual objectives was to be determined by the Board of Directors. Achievement of the targeted level of performance would have resulted in 100% of the award being funded, which represented the maximum individual objectives bonus opportunity for each applicable executive.

For 2013, Mr. Smith’s objectives related to the exploration, negotiation and, if feasible and appropriate, completion of various acquisitions, financing and other transactions, the implementation of organizational goals relating to the Company’s senior management team and support office structure, the achievement of operational goals relating to the Company’s performance monitoring and planning processes and human capital management strategy and the attainment of various corporate marketing and sales goals. Each of these objectives was chosen based on Mr. Smith’s oversight role as the Chief Executive Officer of the Company.

For 2013, Mr. Ohlendorf’s objectives related to the analysis and exploration of various financing and other transactions, the implementation of various strategic systems initiatives, the achievement of service alignment targets relating to risk management, resident satisfaction and labor scheduling efficiency, and the development and implementation of various reporting, branding and investor relations goals. Each of these objectives was chosen based on Mr. Ohlendorf’s role as the Company’s principal financial and accounting officer (including his role in oversight of the Company’s information technology team and investor relations activities).

For 2013, Mr. Richard’s objectives related to the achievement of service alignment targets relating to risk management, resident satisfaction and labor scheduling efficiency, the establishment of standards for community activities and resident programs, an increase in the year-over-year skilled nursing facility census and the achievement of net operating income goals and various other operational goals. Each of these objectives was chosen based on Mr. Richard’s role in oversight of the Company’s field operations (including his role in oversight of the Company’s ISC and clinical teams) and subsequent appointment as the Company’s Chief Operating Officer.

For 2013, Mr. Richardson’s objectives related to the analysis and exploration of various financing and other transactions, the achievement of service alignment targets relating to risk management, resident satisfaction and labor scheduling efficiency, the implementation of various strategic systems initiatives, the development of an approved monthly and divisional reporting process, the implementation of an updated employee medical plan and the attainment of certain Program Max goals. Each of these objectives was chosen based on Mr. Richardson’s role in oversight of the Company’s administrative operations.

For 2013, Mr. Maul’s objectives related to the implementation of an updated employee medical plan, the development of a multi-year human capital management strategy, the development and implementation of a refined compensation administration program and the completion and implementation of a disaster recovery and business continuity program. Each of these objectives was chosen based on Mr. Maul’s role in oversight of the Company’s human resources functions.

2013 Annual Cash Incentive Results

The Company achieved CFFO per share of $2.50 for 2013 (as shown in the calculation below and as adjusted for integration, transaction-related and EMR roll-out costs). Accordingly, the Committee determined that each of the named executive officers was eligible for a bonus payment based on the Company’s CFFO performance, as the Company had achieved in excess of the targeted level of performance. Based on the Company’s actual results, the Committee determined that each named executive officer would receive 112.5% of his target CFFO bonus opportunity.

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the year ended December 31, 2013 and each of the quarters therein. CFFO is a measurement of liquidity that is not calculated in accordance with generally accepted accounting principles, or GAAP, and should not be considered in isolation as a substitute for cash flows provided by or used in operations, as determined in accordance with GAAP. Annual CFFO per share is calculated as the sum of the quarterly amounts for the year. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in the Original Filing for additional information regarding how we define and use CFFO and the limitations on the use of this non-GAAP financial measure.

	Three Months Ended				Year Ended
(in thousands, except per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Net cash provided by operating activities	$64,485	$80,343	$104,247	$117,046	$366,121
Changes in operating assets and liabilities	16,446	(707)	(21,464)	(27,473)	(33,198)
Refundable entrance fees received	7,636	11,754	9,875	18,875	48,140
Entrance fee refunds disbursed	(9,320)	(7,456)	(7,728)	(10,821)	(35,325)
Recurring capital expenditures, net	(9,324)	(10,664)	(12,127)	(10,786)	(42,901)
Lease financing debt amortization with fair market value or no purchase options	(3,371)	(3,444)	(3,518)	(3,594)	(13,927)
Distributions from unconsolidated ventures from cumulative share of net earnings	(668)	(773)	(648)	(602)	(2,691)
Cash From Facility Operations from unconsolidated ventures	1,958	2,099	1,922	1,825	7,804

Reported Cash From Facility Operations	$67,842	$71,152	$70,559	$84,470	$294,023
Add: integration, transaction-related and EMR roll-out costs	2,105	3,626	4,661	4,078	14,470

Adjusted Cash From Facility Operations	$69,947	$74,778	$75,220	$88,458	$308,493

Weighted Average Shares	122,823	123,405	124,128	124,308	123,671
CFFO per share	$0.55	$0.58	$0.57	$0.68	$2.38
Add: integration, transaction-related and EMR roll-out costs	0.02	0.03	0.04	0.03	0.12

Adjusted CFFO per share	$0.57	$0.61	$0.61	$0.71	$2.50

The amounts paid to each named executive officer with respect to the 2013 CFFO bonus opportunity are set forth below:

Name	Total CFFO Bonus Payment
T. Andrew Smith	$697,118
W.E. Sheriff	$109,817
Mark W. Ohlendorf	$312,750
Gregory B. Richard	$252,861
Bryan D. Richardson	$225,000
Glenn O. Maul	$156,434

The Company achieved year-over-year same community senior housing NOI growth of 8.35% for 2013. Accordingly, the Committee determined that each of the named executive officers (other than Mr. Maul) was eligible for a bonus payment based on the same community NOI growth performance measure, as the Company had achieved in excess of the threshold level of performance. Based on the Company’s actual results, the Committee determined that each named executive officer would receive 142.3% of his target same community NOI growth bonus opportunity.

The amounts paid to each of Messrs. Smith, Sheriff, Ohlendorf, Richard and Richardson with respect to the 2013 same community NOI growth bonus opportunity are set forth below:

Name	Total Same Community NOI Growth Bonus Payment
T. Andrew Smith	$135,657
W.E. Sheriff	$15,437
Mark W. Ohlendorf	$69,739
Gregory B. Richard	$57,581
Bryan D. Richardson	$51,237

Following conclusion of the 2013 fiscal year, the Board of Directors determined that Mr. Smith had earned 95.0% of his individual objectives bonus opportunity. In addition, based upon Mr. Smith’s recommendation and the Committee’s own evaluation of each named executive officer’s performance against the individual performance objectives that had been previously established, the Committee determined that Messrs. Ohlendorf and Richardson had earned 98.0% of their respective individual objectives bonus opportunities, that Mr. Richard had earned 80.0% of his individual objectives bonus opportunity and that Mr. Maul had earned 96.0% of his individual objectives bonus opportunity.

The amounts paid to each of Messrs. Smith, Ohlendorf, Richard, Richardson and Maul with respect to the 2013 individual objectives bonus opportunity are set forth below:

Name	Total Individual Objectives Bonus Payment
T. Andrew Smith	$226,415
Mark W. Ohlendorf	$159,740
Gregory B. Richard	$111,483
Bryan D. Richardson	$121,520
Glenn O. Maul	$57,210

2013 Long-Term Incentive Awards

The Committee granted the following shares of time-based and performance-based restricted stock to each of the named executive officers (other than Mr. Sheriff) as part of their 2013 annual compensation in 2013:

Name	No. of Time-Based Shares Awarded	No. of Performance- Based Shares Awarded
T. Andrew Smith	55,804	65,104
Mark W. Ohlendorf	17,474	17,473
Gregory B. Richard	13,117	13,116
Bryan D. Richardson	13,117	13,116
Glenn O. Maul	6,531	6,530

The time-based shares listed in the table generally vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017, subject only to an officer’s continued employment.

Seventy-five percent (75%) of the performance-based shares listed in the table will generally vest on February 27, 2016 and the other twenty-five percent (25%) will generally vest on February 27, 2017, in each case subject to an officer’s continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee.

The Committee granted an additional 10,429 shares of time-based restricted stock and 10,428 shares of performance-based restricted stock to Mr. Richard in connection with his promotion to Chief Operating Officer in June 2013. The time-based shares will generally vest ratably in four installments on May 20, 2014, May 20, 2015, May 20, 2016 and May 20, 2017, subject in each case to his continued employment. Seventy-five percent (75%) of the performance-based shares will generally vest on May 20, 2016, and the other twenty-five percent (25%) will generally vest on May 20, 2017, in each case subject to his continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee.

The Committee also granted an additional 10,000 shares of time-based restricted stock to Mr. Maul in connection with his promotion to Executive Vice President and Chief People Officer in March 2013 and his subsequent relocation to the Nashville, Tennessee area (as described in greater detail below). These shares will generally vest ratably in four installments on November 19, 2014, November 19, 2015, November 19, 2016 and November 19, 2017, in each case subject to his continued employment.

The performance targets for the performance-based shares vesting in 2016 are based on the Company’s three-year compound annual growth rate (“CAGR”) of CFFO per share, with results to be measured based on the Company’s CFFO per share in 2015. For purposes of the calculation, CFFO per share will exclude acquisition, integration and other transaction costs and will also exclude federal income taxes to the extent that the Company becomes a federal income taxpayer in future periods.

The performance targets for the performance-based shares vesting in 2017 are based on the Company’s calendar year 2016 return on investment (ROI) on all Program Max projects approved in 2013 and completed prior to the end of 2014.

With respect to each performance-based tranche, achievement of the threshold level of performance would result in the vesting of 40% of the shares in that performance-based tranche. Achievement of the targeted level of performance would result in the vesting of 100% of the shares in that performance-based tranche. Any performance-based shares which do not vest in either tranche will be forfeited.

Under the terms of the time-based restricted stock awards granted to these officers (other than certain awards granted to Mr. Smith in connection with his appointment as Chief Executive Officer), if an officer’s employment is terminated by the Company without cause, the next tranche of unvested shares will immediately vest. All other time-based shares would be forfeited in such event. Upon the occurrence of a change in control, the next tranche of unvested time-based shares will immediately vest. All other shares would remain outstanding and would vest on the previously established vesting dates (subject only to continued employment). In addition, in the event an executive’s employment is terminated without cause by the Company, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested time-based shares will immediately vest. In the event an executive’s employment terminates by reason of death or disability, the tranche of shares subject to vesting at the next vesting date will remain outstanding until such date, at which time the shares in that tranche will vest.

Under the terms of the performance-based restricted stock awards granted to these officers (other than certain awards granted to Mr. Smith in connection with his appointment as Chief Executive Officer), if an officer’s employment is terminated by the Company without cause or terminates by reason of death or disability, all shares eligible to vest on the next vesting date would remain outstanding until the next vesting date (with all other shares from the performance-based grant being immediately forfeited) and would vest only if and to the extent that the relevant performance targets for such tranche are achieved. If the termination occurs on or prior to February 27, 2015, however, the officer would only be able to achieve vesting of up to 50% of the performance shares (depending on the date of termination and the actual CAGR of CFFO per share during 2013-2014). The actual number of shares that would remain outstanding and be eligible to vest on February 27, 2015 would be determined assuming the performance target for the first tranche of the performance-based restricted shares was based only on the CAGR of CFFO per share during 2013-2014.

Pursuant to the terms of these performance-based restricted stock awards, upon the occurrence of a change in control, all of the shares will automatically convert to time-based vesting. In addition, upon the date of the change in control, the next tranche of these shares would immediately vest. If the change in control occurs after February 27, 2014 but on or prior to February 27, 2015, 50% of these shares would vest. All other shares would remain outstanding and would vest on the previously established vesting dates (subject only to continued employment). In the event an executive’s employment is terminated without cause by the Company, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested shares will immediately vest.

The restricted share agreements associated with the awards granted to these officers contain non-competition, non-solicitation, non-disparagement and confidentiality covenants.

Each of these officers will also be entitled to receive dividends on unvested shares granted to them, to the extent that any such dividends are declared in the future.

For a description of the terms of the time-based restricted stock awards and performance based restricted awards granted to Mr. Smith in connection with his appointment as Chief Executive Officer in February 2013, see the section below entitled “— Employment Agreements with Named Executive Officers — Employment Agreement and Related Arrangements with T. Andrew Smith.”

As discussed in greater detail below, in connection with entering into an amended and restated employment agreement with Mr. Sheriff, the Committee granted Mr. Sheriff 500,000 restricted stock units, or RSUs, in 2009, which became fully vested in February 2013. In granting the award, the Committee indicated that the award was a one-time grant intended to cover multiple years of service and, as such, it was anticipated that Mr. Sheriff would not receive any additional equity awards during the term of his amended employment agreement (although the Committee retained the discretion to make additional awards if the circumstances warrant such awards).

2011 Performance-Based Long-Term Incentive Awards

As previously disclosed, the Committee granted the following shares of performance-based restricted stock to each of the named executive officers (other than Mr. Sheriff) in 2011:

Name	No. of Shares Eligible to Vest in May 2014	No. of Shares Eligible to Vest in May 2015	Total Number of Shares
T. Andrew Smith	25,619	8,540	34,159
Mark W. Ohlendorf	25,619	8,540	34,159
Gregory B. Richard	19,230	6,411	25,641
Bryan D. Richardson	19,230	6,411	25,641
Glenn O. Maul	2,814	939	3,753

Seventy-five percent (75%) of the shares are eligible to vest on May 20, 2014 (“2014 Awards”) and twenty-five percent (25%) are eligible to vest on May 20, 2015 (“2015 Awards”), in each case subject to an officer’s continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee.

With respect to each tranche of awards, achievement of the threshold level of performance would result in the vesting of 40% of the shares in that tranche. Achievement of the targeted level of performance would result in the vesting of 100% of the shares in that tranche. Any shares which do not vest in either tranche will be forfeited.

The performance targets for the 2014 Awards were based on the Company’s three year CAGR of CFFO per share, measured based on the Company’s CFFO per share in 2013. For purposes of the calculation, CFFO per share excludes acquisition, integration and other transaction costs and federal income taxes. The 2014 Awards were scheduled to fully vest if the Company achieved CFFO of $2.92 per share for 2013, with a threshold level of performance of $2.48 per share (40% vesting) and with additional incremental levels of performance of $2.62 per share (55% vesting) and $2.76 per share (75% vesting). Based on the Company’s actual 2013 results ($2.50 per share of CFFO), approximately 42.7% of the 2014 Awards are eligible to vest on May 20, 2014, subject to the officer’s continued employment, which represented 10,946 shares for Messrs. Smith and Ohlendorf, 8,216 shares for Messrs. Richard and Richardson and 1,202 shares for Mr. Maul.

The performance targets for the 2015 Awards are based on the Company’s calendar year 2014 return on investment (ROI) on all Program Max projects approved in 2011 and completed prior to the end of 2012.

Under the terms of these awards, if an officer’s employment is terminated by the Company without cause or terminates by reason of death or disability, all shares eligible to vest on the next vesting date would remain outstanding until the next vesting date (with all other shares from the performance-based grant being immediately forfeited) and would vest only if (and to the extent) that the relevant performance targets for such tranche have been achieved.

Pursuant to the terms of these awards, upon the occurrence of a change in control, all of the shares will automatically convert to time-based vesting. In addition, upon the date of the change in control, the next tranche of these shares would immediately vest.

Section 162(m) Limits on Deductibility

Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 on the amount of compensation that a company may deduct in any one year with respect to its chief executive officer and each of its next three most highly paid executive officers other than the chief executive officer and chief financial officer.

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

Under the guidelines (as amended to date), each of our current named executive officers is expected to hold at least the number of shares listed below associated with his position with the Company, as set forth below:

Position	Ownership Guideline
Chief Executive Officer	150,000
Chief Financial Officer or Chief Operating Officer	100,000
Chief Administrative Officer	50,000
Executive Vice President	35,000

The expected level of ownership may be met through stock purchased by the officer or his or her spouse in the market (whether held individually or jointly) and/or through stock received upon vesting of equity awards. Unvested equity awards do not count toward satisfaction of the guidelines.

Stock ownership levels were to have been achieved by the later of (i) May 9, 2012 (i.e., five (5) years after the initial adoption of the guidelines) or (ii) the fifth anniversary of such officer’s appointment or promotion. Until the expected ownership level is achieved, each officer is expected to retain at least 50% of Profit Shares obtained through our stock incentive plans. “Profit Shares” are the number of shares obtained from the vesting of restricted stock, less the number of shares an officer sells to pay all applicable income and payroll taxes in connection with such vesting.

As of the date hereof, each of our current named executive officers holds a number of shares in excess of the number required by the guidelines.

Employment Agreements with Named Executive Officers

As described below, we entered into an employment agreement with Mr. Smith in connection with his appointment as Chief Executive Officer in February 2013. We entered into an amended and restated employment agreement with Mr. Sheriff on June 23, 2009 and terminated the existing employment agreements with our other named executive officers (other than Mr. Maul) on August 6, 2010 in connection with entering into letter agreements with such officers.

Employment Agreement and Related Arrangements with T. Andrew Smith

On February 11, 2013, we entered into an employment agreement with Mr. Smith. The employment agreement superseded and replaced the severance pay policy letter agreement, dated as of August 6, 2010, between the Company and Mr. Smith (as described below).

The employment agreement has a three year term, subject to automatic extensions for additional one year periods, unless either Mr. Smith or the Company gives written notice to the other no less than 90 days prior to the expiration of the term that the term will not be so extended.

Mr. Smith’s initial base salary was $480,000 per year, which was increased to $825,000 per year as of the date that his service as Chief Executive Officer began. In addition, Mr. Smith is eligible to receive an annual cash bonus opportunity targeted at 125% of base salary, subject to the terms of our incentive compensation plan for senior executive officers. Mr. Smith is eligible to participate in the various Company benefit plans made available to our senior executive officers. In addition, we provide Mr. Smith with basic term life insurance benefits of at least 100% of his base salary, at no cost to Mr. Smith.

In the event Mr. Smith’s employment is terminated by us without “cause” or he resigns for “good reason” (each as defined in the employment agreement) (in each case other than within 12 months following a “change in control” (as defined in the employment agreement)), upon signing a release of claims in a form adopted by the Company and continuing to comply with all applicable restrictive covenants, he will be entitled to receive the following severance payments and benefits: (i) 250% of his base salary paid in installments over 18 months, (ii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed by us (the “Pro-Rated Annual Bonus”), and (iii) if then eligible for, and he elects continuation of health coverage under COBRA, we will pay the employer portion of Mr. Smith’s COBRA premium payments for 18 months as if he were still an active employee (the “Severance Benefits”).

If Mr. Smith’s employment is terminated by reason of his death or “disability” (as defined in the employment agreement), Mr. Smith (or his beneficiary or estate, as applicable) will be entitled to receive the Pro-Rated Annual Bonus, subject, in the event of termination by reason of disability, to Mr. Smith signing a release of claims in a form adopted by the Company and continuing to comply with all applicable restrictive covenants.

In the event Mr. Smith’s employment is terminated by us without cause or he resigns for good reason, in each case within 12 months following a change in control, upon signing a release of claims in a form adopted by the Company and continuing to comply with all applicable restrictive covenants, he will be entitled to receive the following severance payments and benefits: (i) 300% of his base salary paid in installments over 18 months, (ii) the Pro-Rated Annual Bonus, and (iii) the Severance Benefits.

Termination of Mr. Smith’s employment within 30 days of the end of the initial term or any renewal term of the employment agreement following the provision of written notice of non-renewal by us will be treated as a termination of Mr. Smith’s employment without cause for purposes of the employment agreement and for purposes of any equity awards previously granted to Mr. Smith or granted to him during the term of the employment agreement.

With respect to any termination of Mr. Smith’s employment, treatment of restricted stock awards will be as provided in the applicable award agreement governing such awards, the terms of which are described below.

Any payments that are not deductible to the Company under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after tax position for Mr. Smith.

The employment agreement contains customary non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Mr. Smith’s employment and for one year following his termination of employment; the non-solicitation restrictions will continue in effect during his employment and for two years following his termination of employment. The confidentiality and mutual non-disparagement obligations will apply during his employment and at all times thereafter.

The non-competition provisions provide that Mr. Smith shall not directly or indirectly, either as a principal, agent, employee, employer, consultant, partner, shareholder of a closely held corporation or shareholder in excess of five percent (5%) of a publicly traded corporation, corporate officer or director, or in any other individual or representative capacity, engage or otherwise participate in any manner or fashion in any business that is a Competing Business in the Area (each as defined below). For purposes of this provision: “Area” means a fifteen (15) mile radius of any senior living facility owned, managed or operated by the Company (or its successor) at the time Mr. Smith’s employment is terminated; and “Competing Business” means the business of owning, operating or managing senior living facilities having gross annualized revenues of at least $35 million or owning, operating or managing, in the aggregate, at least 1,000 units/beds provided that at least 750 units/beds owned, operated or managed by such business are located within the Area.

In connection with entering into the employment agreement, Mr. Smith was granted 55,804 shares of time-based restricted stock under the terms of our Omnibus Stock Incentive Plan, as amended and/or restated form time to time (the “Plan”). The time-based shares of restricted stock were granted pursuant to the terms of a restricted share agreement, dated as of the February 11, 2013, between the Company and Mr. Smith.

The time-based shares of restricted stock vested or will vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017, subject only to Mr. Smith’s continued employment. In the event that (i) Mr. Smith’s employment is terminated without “cause” (as defined in the Plan), (ii) he resigns for “good reason” (as defined in the employment agreement), or (iii) his employment is terminated by death or “disability” (as defined in the Plan), the tranche of restricted stock scheduled to vest on the next vesting date will immediately vest, with any remaining unvested restricted stock being immediately forfeited. Upon the occurrence of a “change in control” (as defined in the Plan), the tranche of restricted stock scheduled to vest on the next vesting date will immediately vest. All other shares would remain outstanding and would vest on the previously established vesting dates (subject only to continued employment). In addition, in the event that Mr. Smith’s employment is terminated without cause or he resigns for good reason, in each case within 12 months following a change in control, any restricted stock that is not vested as of the date of such termination will immediately vest.

In connection with entering into the employment agreement, Mr. Smith was also granted 65,104 shares of performance-based restricted stock under the terms of the Plan. The performance-based shares of restricted stock were granted pursuant to the terms of a restricted share agreement, dated as of February 11, 2013, between the Company and Mr. Smith.

Up to 75% of the performance-based shares of restricted stock are eligible to vest on February 27, 2016, and up to 25% of such shares of restricted stock are eligible to vest on February 27, 2017, in each case subject to Mr. Smith’s continued employment and dependent upon the level of achievement of performance targets established for each tranche by the Committee.

The performance targets for the first tranche of performance-based shares are based on the Company’s three-year CAGR of CFFO per share, with results to be measured based on our CFFO per share in 2015. The performance targets for the second tranche of performance-based shares are based on the Company’s calendar year 2016 return on investment (ROI) on all Program Max projects approved in 2013 and completed prior to the end of 2014. Any performance-based shares which do not vest in either tranche will be forfeited.

Upon the occurrence of a “change in control” (as defined in the Plan), the tranche of restricted stock scheduled to vest on the next vesting date will immediately vest upon the date of the change in control; provided, however, if the change in control occurs after February 27, 2014 but on or prior to February 27, 2015, 50% of the restricted stock will immediately vest. In addition, upon a change in control, any remaining tranches of restricted stock will be converted into time-vesting tranches, vesting on the same vesting dates initially established for each such tranche, subject only to Mr. Smith’s continued employment, and regardless of whether any performance targets are achieved.

In the event that (i) Mr. Smith’s employment is terminated without “cause” (as defined in the Plan), (ii) he resigns for “good reason” (as defined in the employment agreement), or (iii) his employment is terminated by death or “disability” (as defined in the Plan) (either before or after a change in control), the tranche of restricted stock scheduled to vest on the next vesting date will remain outstanding until such vesting date (with any remaining restricted stock being immediately forfeited) and would vest only if (and to the extent) that the relevant performance targets for such tranche have been achieved; provided, however, if the termination occurs after February 27, 2014 but on or prior to February 27, 2015, 50% of the restricted stock will remain outstanding and be eligible to vest on February 27, 2015 upon achievement of the applicable performance targets (with any remaining unvested restricted stock being immediately forfeited). If the tranche of restricted stock scheduled to vest on the next vesting date is subject only to time-vesting (as a result of a previous change in control), such restricted stock will immediately vest. Notwithstanding the foregoing, in the event that Mr. Smith’s employment is terminated without cause or he resigns for good reason, in each case within 12 months following a change in control, any restricted stock that is not vested as of the date of such termination will immediately vest.

The restricted share agreements also contain non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. Mr. Smith will be entitled to receive dividends on any unvested shares of restricted stock, to the extent that any such dividends are declared in the future.

Employment Agreement and Related Arrangements with W.E. Sheriff

Pursuant to his amended and restated employment agreement (as amended to date), Mr. Sheriff was to be employed as Chief Executive Officer of the Company during the five year term of the agreement. However, at any time during the term, Mr. Sheriff had the ability to elect to resign as Chief Executive Officer and serve the Company as a consultant for the balance of the term by providing the Company with at least six months’ prior notice. In August 2012, Mr. Sheriff notified the Board of Directors of his intent to retire as Chief Executive Officer. Mr. Sheriff’s retirement became effective on February 20, 2013. Mr. Sheriff currently serves as a consultant pursuant to the terms of the employment agreement and as a member of the Company’s Board of Directors.

Under the terms of the amended and restated employment agreement, Mr. Sheriff receives a consulting fee of $300,000 per year, but is not eligible to receive an annual cash bonus. However, he received a pro rata portion of the annual bonus for the portion of 2013 during which he served as Chief Executive Officer, as described above. During Mr. Sheriff’s consultancy, he is eligible to participate in any benefit plans made available to the Company’s similarly-situated former executives. The term of Mr. Sheriff’s consulting arrangement is scheduled to expire in June 2014.

The employment agreement provides that, in the event Mr. Sheriff’s consultancy is terminated by us without cause, or by Mr. Sheriff for “good reason” (as defined therein), upon signing a release of claims in a form adopted by the Company and continuing to comply with all applicable restrictive covenants, he is entitled to receive the following severance payments and benefits: (i) continuation of his then-current base compensation for the lesser of 24 months from the date of termination or the scheduled expiration of the term and (ii) if he is eligible for and elects continuation of health care coverage under COBRA, the Company will pay the employer portion of his COBRA premium payments for the length of the COBRA coverage period.

The employment agreement contains non-competition, non-solicitation, non-disparagement and confidentiality covenants. The non-competition and non-solicitation restrictions will continue in effect during Mr. Sheriff’s consultancy and for two years following his termination as a consultant. The non-disparagement and confidentiality obligations apply during his consultancy and at all times thereafter.

The non-competition provisions provide that Mr. Sheriff shall not directly or indirectly, either as a principal, agent, employee, employer, consultant, partner, shareholder of a closely held corporation or shareholder in excess of five percent (5%) of a publicly traded corporation, corporate officer or director, or in any other individual or representative capacity, engage or otherwise participate in any manner or fashion in any business that is a Competing Business in the Area (each as defined below). For purposes of this provision: “Area” means a fifteen (15) mile radius of any senior living facility owned, managed or operated by the Company (or its successor) at the time Mr. Sheriff’s consultancy is terminated; and “Competing Business” means the business of owning, operating or managing senior living facilities having gross annualized revenues of at least $35 million or owning, operating or managing, in the aggregate, at least 1,000 units/beds provided that at least 750 units/beds owned, operated or managed by such business are located within the Area.

In connection with entering into the employment agreement, Mr. Sheriff was granted 500,000 RSUs under the terms of the Plan. Each RSU represented the right to receive one share of the Company’s common stock. These RSUs vested in five equal annual installments, with the first installment vesting on December 15, 2009 and the final installment initially scheduled to vest on December 15, 2013. The final installment actually vested in February 2013 as a result of Mr. Sheriff’s retirement as Chief Executive Officer.

Agreements with Other Named Executive Officers

On August 6, 2010, the Committee adopted the Brookdale Senior Living Inc. Severance Pay Policy, Tier I (the “Policy”). The Policy applies to each of the members of our senior management executive committee (excluding Messrs. Smith and Sheriff) and other officers of the Company who have a title of Executive Vice President or higher. Additionally, on August 6, 2010, the Committee approved letter agreements for certain of these executives, including each of the named executive officers (other than Messrs. Sheriff and Maul). The letter agreements, which became effective as of August 6, 2010, terminated each of the named executive officers’ then-existing employment agreements (other than the agreement with Mr. Sheriff) in consideration of our adoption of the Policy. The letter agreements also provide for certain modifications to the Policy as it is applied to the named executive officers and state that the Policy will not be amended in a manner that is disadvantageous to a named executive officer without such executive’s prior written consent. Mr. Smith’s letter agreement was terminated in February 2013 upon the execution of his new employment agreement, as described above.

Pursuant to the Policy, as modified by the letter agreements, following a “separation from service” (as defined in the Policy) by us without “cause” (as defined in the Policy) or by a named executive officer with “good reason” (as defined in the Policy), the named executive officer is entitled to: (1) 250% of the such officer’s annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason); and (2) continued health insurance benefits for 18 months (or until a breach of the Policy or such officer becomes eligible for other medical coverage, if earlier). Pursuant to the Policy, as modified by the letter agreements, following a separation from service by us without cause or by a named executive officer with good reason within 12 months following a “change in control” (as defined in the Policy), the named executive officer is entitled to: (1) 300% of such officer’s annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason); and (2) continued health insurance benefits for 18 months (or until a breach of the Policy or such officer becomes eligible for other medical coverage, if earlier). If payments pursuant to the Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure the Company’s deduction of payments in connection with a change in control.

Severance pay will be paid to the named executive officers in equal periodic installments on our regular payroll dates, spanning 18 months and commencing on the 60th day following an executive’s “qualifying separation from service” (as defined in the Policy and modified by the letter agreements) so long as such executive has signed and returned a waiver and release and the seven day revocation period for the signed release has expired. A named executive officer must acknowledge in such release that all restrictive covenants to which he is a party will remain in force for the period specified in such covenants and the severance pay such executive is entitled to is additional consideration for such restrictive covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in such officer being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.

Mr. Maul, who is not a party to a letter agreement, is generally eligible to receive the same payments and benefits under the policy as the individuals who are a party to a letter agreement, except that he is not eligible to terminate employment with “good reason” and receive such payments and benefits prior to a change in control.

Glenn O. Maul Relocation

In 2013, Mr. Maul relocated from his prior residence in Wisconsin to a residence near the Company’s Nashville, Tennessee office. Since this relocation was requested by the Company, the Committee determined to provide certain relocation benefits to Mr. Maul, as set forth in the Summary Compensation Table for 2013, below.

2014 Compensation Decisions

In late 2013, the Committee engaged Frederic W. Cook & Co., Inc. (“F.W. Cook”) to conduct a review of the Company’s overall executive compensation plans and programs for 2014 to determine whether any changes needed to be made to ensure that we continue to provide a proper level of compensation to our named executive officers and other executives. Following F.W. Cook’s review and subsequent discussion with the Committee, it was determined by the Committee that no material changes needed to be made. F.W. Cook reported directly to the Committee and did not provide any other services to the Company. The Committee conducted a specific review of its relationship with F.W. Cook, and determined that its work for the Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010, by the SEC and by the NYSE.

While the Committee did not make any material changes to the Company’s executive compensation plans and programs for 2014, it did decide to provide each named executive officer with a cost of living base salary increase equal to approximately two percent of the base salary in effect for 2013.

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
Jackie M. Clegg
Dr. Samuel Waxman

Summary Compensation Table for 2013

The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our named executive officers for the periods indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

T. Andrew Smith, Chief Executive Officer(4)	2013 2012 2011	762,635 480,000 480,000	3,250,007 939,369 1,085,935	1,059,190 440,551 148,000	10,841 9,699 7,174	5,082,673 1,869,619 1,721,109

W.E. Sheriff, Former Chief Executive Officer(5)	2013 2012 2011	154,615 600,000 600,000	— — 293,125	125,254 558,689 —	104 9,110 7,847	279,973 1,167,799 900,972

Mark W. Ohlendorf, President and Chief Financial Officer	2013 2012 2011	490,000 480,000 480,000	939,375 939,369 1,085,935	542,229 440,551 148,000	10,635 9,699 7,174	1,982,239 1,869,619 1,721,109

Gregory B. Richard, Executive Vice President and Chief Operating Officer	2013 2012 2011	404,577 350,000 350,000	1,265,154 705,113 705,128	421,925 323,502 96,000	9,958 9,092 6,567	2,101,614 1,387,707 1,157,695

Bryan D. Richardson, Executive Vice President and Chief Administrative Officer	2013 2012 2011	360,000 350,000 346,539	705,143 705,113 705,128	397,757 321,102 106,800	8,453 7,043 4,518	1,471,353 1,383,258 1,162,985

Glenn O. Maul, Executive Vice President and Chief People Officer	2013	250,000	620,279	213,644	195,230	1,279,153

(1)	Represents the aggregate grant date fair value of time-based and performance-based restricted stock awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards. As described above in “—2013 Named Executive Officer Compensation—2013 Long-Term Incentive Awards,” a portion of the amounts listed in 2013 for Messrs. Richard and Maul relate to grants made in connection with their respective promotions in 2013.
(2)	Represents the payout of each executive’s annual cash incentive opportunity with respect to performance in 2011, 2012 and 2013. Mr. Sheriff received a pro rata portion of the annual bonus he was eligible to receive as Chief Executive Officer for the portion of 2013 during which he served as Chief Executive Officer prior to his retirement.
(3)	The amount represents the employer matching contribution to our 401(k) Plan for each of our named executive officers other than for Mr. Sheriff and premiums on Company-provided life and disability insurance. For Mr. Maul, the amount also includes $187,387 in relocation benefits relating to his relocation from Wisconsin to the Nashville, Tennessee area. As part of the relocation benefits, the Company agreed to purchase Mr. Maul’s prior residence in Wisconsin for its independently appraised value of approximately $335,000. The Company subsequently sold the residence for approximately $326,000, which resulted in a net amount to the Company of approximately $293,218 after reduction for all costs and expenses of the sale, including broker commissions. The difference between the Company’s purchase price and the ultimate amount it received net of all applicable costs and expenses of the sale is included as part of the relocation benefits reflected in this column. The remainder of the relocation benefits for Mr. Maul consisted of a cash relocation allowance ($135,000) and the use of a moving service ($10,605).
(4)	Mr. Smith served as Executive Vice President, General Counsel and Secretary until February 20, 2013, when he became Chief Executive Officer. For a summary of his compensation as Chief Executive Officer, see “— Employment Agreements with Named Executive Officers — Employment Agreement and Related Arrangements with T. Andrew Smith,” above.
(5)	Mr. Sheriff retired from his position as Chief Executive Officer effective February 20, 2013. The 2013 compensation information represented in these tables reflect the salary (of which $46,154 represents payment of accrued but unused paid time off upon his retirement), annual cash incentive opportunity and all other compensation he received for the portion of 2013 during which he served as Chief Executive Officer. For a description of the compensation he received for the portion of 2013 during which he served as a consultant pursuant to the terms of his employment agreement and as a member of the Company’s Board of Directors, see the section below entitled “Compensation of Directors.”

Grants of Plan-Based Awards for 2013

The following table summarizes grants of plan-based awards made to our named executive officers in 2013. All of our named executive officers are eligible to receive dividends on unvested shares of stock that have been granted to them (to the extent that dividends are declared on our shares of common stock).

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value Of Stock Awards ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)
T. Andrew Smith		123,928	(1)	619,641	(1)		(1)
		19,066	(2)	95,329	(2)		(2)
			(3)	238,324	(3)	238,324	(3)
	02/11/2013								(4)	65,104	(4)	65,104	(4)			1,749,996
	02/11/2013													55,804	(5)	1,500,012
W.E. Sheriff		19,523	(1)	97,615	(1)		(1)
		2,169	(2)	10,846	(2)		(2)
Mark W. Ohlendorf		55,600	(1)	278,000	(1)		(1)
		9,800	(2)	49,000	(2)		(2)
			(3)	163,000	(3)	163,000	(3)
	02/11/2013								(4)	17,473	(4)	17,473	(4)			469,674
	02/11/2013													17,474	(5)	469,701
Gregory B. Richard		44,953	(1)	224,765	(1)		(1)
		8,092	(2)	40,458	(2)		(2)
			(3)	139,354	(3)	139,354	(3)
	02/11/2013								(4)	13,116	(4)	13,116	(4)			352,558
	02/11/2013													13,117	(5)	352,585
	06/13/2013								(6)	10,428	(6)	10,428	(6)			279,992
	06/13/2013													10,429	(7)	280,019
Bryan D. Richardson		40,000	(1)	200,000	(1)		(1)
		7,200	(2)	36,000	(2)		(2)
			(3)	124,000	(3)	124,000	(3)
	02/11/2013								(4)	13,116	(4)	13,116	(4)			352,558
	02/11/2013													13,117	(5)	352,585
Glenn O. Maul		28,000	(1)	140,000	(1)		(1)
			(3)	60,000	(3)	60,000	(3)
	02/11/2013								(4)	6,530	(4)	6,530	(4)			175,526
	02/11/2013													6,531	(5)	175,553
	11/06/2013													10,000	(8)	269,200

(1)	Represents the amounts which would have been payable in cash at threshold and target under the CFFO portion of the Company’s 2013 annual cash incentive bonus program for the named executive officers, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity. In order to ensure that amounts paid under the program could qualify as “performance-based” compensation under Section 162(m) of the Internal Revenue Code, the maximum award that any named executive officer could receive with respect to 2013 performance under the 2013 annual cash incentive bonus program was $2,000,000. As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2013 performance under this portion of the bonus program: Mr. Smith – $697,118; Mr. Sheriff – $109,817; Mr. Ohlendorf – $312,750; Mr. Richard – $252,861; Mr. Richardson – $225,000; and Mr. Maul – $156,434.
(2)

Represents the amounts which would have been payable in cash at threshold and target under the year-over-year same community NOI growth portion of the Company’s 2013 annual cash incentive bonus program for certain of the named executive officers, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity. In order to ensure that amounts paid under the program could qualify as “performance-based” compensation under Section 162(m) of the Internal Revenue Code, the maximum award that any named executive officer could receive with respect to 2013 performance under the 2013 annual cash incentive bonus program was $2,000,000. As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2013 performance under this portion of the bonus program: Mr. Smith – $135,657; Mr. Sheriff – $15,437; Mr. Ohlendorf – $69,739; Mr. Richard – $57,581; and Mr. Richardson – $51,237.

(3)	Represents the amounts which would have been payable in cash at target and maximum under the individual objectives portion of the Company’s 2013 annual cash incentive bonus program for certain of the named executive officers, the terms of which are summarized above. The individual objectives portion of the bonus program did not specify a minimum threshold level of performance. As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2013 performance under this portion of the bonus program: Mr. Smith – $226,415; Mr. Ohlendorf – $159,740; Mr. Richard – $111,483; Mr. Richardson – $121,520; and Mr. Maul – $57,210.
(4)	Represents shares of restricted stock subject to performance-based vesting conditions. As described above, seventy-five percent (75%) of the performance-based shares will vest on February 27, 2016 and twenty-five percent (25%) of the performance-based shares will vest on February 27, 2017 in each case subject to an officer’s continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. The performance targets for the first tranche of performance-based shares are based on the Company’s three-year CAGR of CFFO per share, with results to be measured based on the Company’s CFFO per share in 2015. The performance targets for the second tranche of performance-based shares are based on the Company’s calendar year 2016 return on investment (ROI) on all Program Max projects approved in 2013 and completed prior to the end of 2014. With respect to each performance-based tranche, achievement of the threshold level of performance would result in the vesting of 40% of the shares in that performance-based tranche. Achievement of the targeted level of performance would result in the vesting of 100% of the shares in that performance-based tranche. Any performance-based shares which do not vest in either tranche will be forfeited.
(5)	Represents time-based restricted shares that vested or will vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017, subject only to an officer’s continued employment.
(6)	Represents shares of restricted stock subject to performance-based vesting conditions. As described above, seventy-five percent (75%) of the performance-based shares will vest on May 20, 2016 and twenty-five percent (25%) of the performance-based shares will vest on May 20, 2017, in each case subject to an officer’s continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. The performance targets are substantially similar to those described in footnote (4) to this table.
(7)	Represents time-based restricted shares that vest ratably in four installments on May 20, 2014, May 20, 2015, May 20, 2016 and May 20, 2017, subject only to the officer’s continued employment.
(8)	Represents time-based restricted shares that vest ratably in four installments on November 19, 2014, November 19, 2015, November 19, 2016 and November 19, 2017, subject only to the officer’s continued employment.

Outstanding Equity Awards Fiscal Year-End for 2013

The following table summarizes the number of outstanding equity awards held by each of our named executive officers as of December 31, 2013. The market value is based on the closing market price of the Company’s stock on December 31, 2013. Mr. Sheriff did not hold any outstanding equity awards as of December 31, 2013.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
T. Andrew Smith	102,082	(1)	2,774,589	123,892	(2)	3,367,385
Mark W. Ohlendorf	63,752	(3)	1,732,779	76,261	(4)	2,072,774
Gregory B. Richard	58,283	(5)	1,584,132	67,672	(6)	1,839,325
Bryan D. Richardson	47,854	(7)	1,300,672	57,244	(8)	1,555,892
Glenn O. Maul	31,198	(9)	847,962	12,989	(10)	353,041

(1)	Represents shares of restricted stock subject to time-based vesting. Subject to continued employment: (i) 10,725 of the shares vest on May 20, 2014; (ii) 17,080 of the shares vest ratably in two installments on May 20, 2014 and May 20, 2015; (iii) 18,473 of the shares vested or will vest ratably in three installments on February 27, 2014, February 27, 2015 and February 27, 2016; and (iv) 55,804 of the shares vested or will vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017.
(2)	Represents shares of restricted stock subject to performance-based vesting. Subject to continued employment and the achievement of specified performance targets: (i) 25,619 of the shares are eligible to vest on May 20, 2014; (ii) 8,540 of the shares are eligible to vest on May 20, 2015; (iii) 18,471 of the shares are eligible to vest on February 27, 2015; (iv) 6,158 of the shares are eligible to vest on February 27, 2016; (v) 48,828 of the shares are eligible to vest on February 27, 2016; and (vi) 16,276 of the shares are eligible to vest on February 27, 2017.
(3)	Represents shares of restricted stock subject to time-based vesting. Subject to continued employment: (i) 10,725 of the shares vest on May 20, 2014; (ii) 17,080 of the shares vest ratably in two installments on May 20, 2014 and May 20, 2015; (iii) 18,473 of the shares vested or will vest ratably in three installments on February 27, 2014, February 27, 2015 and February 27, 2016; and (iv) 17,474 of the shares vested or will vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017.
(4)	Represents shares of restricted stock subject to performance-based vesting. Subject to continued employment and the achievement of specified performance targets: (i) 25,619 of the shares are eligible to vest on May 20, 2014; (ii) 8,540 of the shares are eligible to vest on May 20, 2015; (iii) 18,471 of the shares are eligible to vest on February 27, 2015; (iv) 6,158 of the shares are eligible to vest on February 27, 2016; (v) 13,104 of the shares are eligible to vest on February 27, 2016; and (vi) 4,369 of the shares are eligible to vest on February 27, 2017.
(5)	Represents shares of restricted stock subject to time-based vesting. Subject to continued employment: (i) 8,050 of the shares vest on May 20, 2014; (ii) 12,821 of the shares vest ratably in two installments on May 20, 2014 and May 20, 2015; (iii) 13,866 of the shares vested or will vest ratably in three installments on February 27, 2014, February 27, 2015 and February 27, 2016; (iv) 13,117 of the shares vested or will vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017; and (v) 10,429 of the shares vest ratably in four installments on May 20, 2014, May 20, 2015, May 20, 2016 and May 20, 2017.
(6)	Represents shares of restricted stock subject to performance-based vesting. Subject to continued employment and the achievement of specified performance targets: (i) 19,230 of the shares are eligible to vest on May 20, 2014; (ii) 6,411 of the shares are eligible to vest on May 20, 2015; (iii) 13,865 of the shares are eligible to vest on February 27, 2015; (iv) 4,622 of the shares are eligible to vest on February 27, 2016; (v) 9,837 of the shares are eligible to vest on February 27, 2016; (vi) 3,279 of the shares are eligible to vest on February 27, 2017; (vii) 7,821 of the shares are eligible to vest on May 20, 2016; and (viii) 2,607 of the shares are eligible to vest on May 20, 2017.
(7)	Represents shares of restricted stock subject to time-based vesting. Subject to continued employment: (i) 8,050 of the shares vest on May 20, 2014; (ii) 12,821 of the shares vest ratably in two installments on May 20, 2014 and May 20, 2015; (iii) 13,866 of the shares vested or will vest ratably in three installments on February 27, 2014, February 27, 2015 and February 27, 2016; and (iv) 13,117 of the shares vested or will vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017.
(8)	Represents shares of restricted stock subject to performance-based vesting. Subject to continued employment and the achievement of specified performance targets: (i) 19,230 of the shares are eligible to vest on May 20, 2014; (ii) 6,411 of the shares are eligible to vest on May 20, 2015; (iii) 13,865 of the shares are eligible to vest on February 27, 2015; (iv) 4,622 of the shares are eligible to vest on February 27, 2016; (v) 9,837 of the shares are eligible to vest on February 27, 2016; and (vi) 3,279 of the shares are eligible to vest on February 27, 2017.
(9)	Represents shares of restricted stock subject to time-based vesting. Subject to continued employment: (i) 2,950 of the shares vest on May 20, 2014; (ii) 5,629 of the shares vest ratably in two installments on May 20, 2014 and May 20, 2015; (iii) 6,088 of the shares vested or will vest ratably in three installments on February 27, 2014, February 27, 2015 and February 27, 2016; (iv) 6,531 of the shares vested or will vest ratably in four installments on February 27, 2014, February 27, 2015, February 27, 2016 and February 27, 2017; and (v) 10,000 of the shares will vest ratably in four installments on November 19, 2014, November 19, 2015, November 19, 2016 and November 19, 2017.
(10)	Represents shares of restricted stock subject to performance-based vesting. Subject to continued employment and the achievement of specified performance targets: (i) 2,814 of the shares are eligible to vest on May 20, 2014; (ii) 939 of the shares are eligible to vest on May 20, 2015; (iii) 2,029 of the shares are eligible to vest on February 27, 2015; (iv) 677 of the shares are eligible to vest on February 27, 2016; (v) 4,897 of the shares are eligible to vest on February 27, 2016; and (vi) 1,633 of the shares are eligible to vest on February 27, 2017.

Stock Vested for 2013

The following table summarizes the vesting of restricted stock and restricted stock unit awards and the value realized by our named executive officers as a result of such vesting during 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
T. Andrew Smith	57,922	1,699,514	(1)
W.E. Sheriff	100,000	2,803,000	(2)
Mark W. Ohlendorf	45,422	1,330,514	(3)
Gregory B. Richard	39,082	1,145,936	(4)
Bryan D. Richardson	34,082	998,336	(5)
Glenn O. Maul	12,794	374,270	(6)

(1)	The value realized is based on the closing market price of the underlying stock on February 27, 2013 (6,157 shares) and May 20, 2013 (51,765 shares), the dates the shares vested.
(2)	The value realized is based on the closing market price of the underlying stock on February 20, 2013, the date the restricted stock units became vested due to Mr. Sheriff’s retirement.
(3)	The value realized is based on the closing market price of the underlying stock on February 27, 2013 (6,157 shares) and May 20, 2013 (39,265 shares), the dates the shares vested.
(4)	The value realized is based on the closing market price of the underlying stock on February 27, 2013 (4,622 shares) and May 20, 2013 (34,460 shares), the dates the shares vested.
(5)	The value realized is based on the closing market price of the underlying stock on February 27, 2013 (4,622 shares) and May 20, 2013 (29,460 shares), the dates the shares vested.
(6)	The value realized is based on the closing market price of the underlying stock on February 27, 2013 (2,029 shares) and May 20, 2013 (10,765 shares), the dates the shares vested.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us. The Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has an accrued benefit in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. The Committee may elect to adopt non-qualified defined contribution plans or other non-qualified deferred compensation plans in the future if the Committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential amounts payable to our named executive officers upon termination of employment or a change in control. The Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming termination of employment on December 31, 2013, with equity based amounts valued at a common share price of $27.18, the reported closing price for our common shares on the NYSE on December 31, 2013.

	Circumstances of Termination
Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)
T. Andrew Smith(1)
Salary	—	—	2,062,500	2,475,000	2,062,500	—	—
Bonus(2)	—	—	—	—	—	—	—
PTO	63,462	63,462	63,462	63,462	63,462	63,462	63,462
COBRA	—	—	13,950	13,950	13,950	—	—
Market Value of Accelerated Vesting of Restricted Stock(3)	—	—	1,853,268	6,141,973	821,570	2,144,774	2,144,774
Total	63,462	63,462	3,993,180	8,694,385	2,961,482	2,208,236	2,208,236

W.E. Sheriff(1)
Salary	—	—	145,859	145,859	145,859	—	—
Bonus(2)	—	—	—	—	—	—	—
PTO	—	—	—	—	—	—	—
COBRA	—	—	8,481	8,481	8,481	—	—
Market Value of Accelerated Vesting of RSUs	—	—	—	—	—	—	—
Total	—	—	154,340	154,340	154,340	—	—

Mark W. Ohlendorf
Salary	—	—	1,225,000	1,470,000	1,225,000	—	—
PTO	37,692	37,692	37,692	37,692	37,692	37,692	37,692
COBRA	—	—	13,950	13,950	13,950	—	—
Market Value of Accelerated Vesting of Restricted Stock(3)	—	—	1,269,170	3,805,553	—	1,560,676	1,560,676
Total	37,692	37,692	2,545,812	5,327,195	1,276,642	1,598,368	1,598,368

Gregory B. Richard
Salary	—	—	1,125,000	1,350,000	1,125,000	—	—
PTO	34,615	34,615	34,615	34,615	34,615	34,615	34,615
COBRA	—	—	10,350	10,350	10,350	—	—
Market Value of Accelerated Vesting of Restricted Stock(3)	—	—	1,094,348	3,423,457	—	1,313,147	1,313,147
Total	34,615	34,615	2,264,313	4,818,422	1,169,965	1,347,762	1,347,762

Bryan D. Richardson
Salary	—	—	900,000	1,080,000	900,000	—	—
PTO	27,692	27,692	27,692	27,692	27,692	27,692	27,692
COBRA	—	—	13,950	13,950	13,950	—	—
Market Value of Accelerated Vesting of Restricted Stock(3)	—	—	952,632	2,856,564	—	1,171,431	1,171,431
Total	27,692	27,692	1,894,274	3,978,206	941,642	1,199,123	1,199,123

Glenn Maul
Salary	—	—	625,000	750,000	—	—	—
PTO	19,231	19,231	19,231	19,231	19,231	19,231	19,231
COBRA	—	—	10,350	10,350	10,350	—	—
Market Value of Accelerated Vesting of Restricted Stock(3)	—	—	357,743	1,201,003	—	437,924	437,924
Total	19,231	19,231	1,012,324	1,980,584	29,581	457,155	457,155

(1)	As noted above, Mr. Sheriff retired from his position as Chief Executive Officer effective February 20, 2013 and became a consultant. Mr. Smith served as our Executive Vice President, General Counsel and Secretary until February 20, 2013, when he became Chief Executive Officer upon Mr. Sheriff’s retirement. The table above reflects amounts payable assuming termination of employment (or consulting, as applicable) on December 31, 2013 based on the agreements applicable to such individuals at that date. See “— Employment Agreements with Named Executive Officers” above for a summary of amounts payable to Mr. Sheriff in connection with his consultancy and a summary of Mr. Smith’s new employment agreement and restricted share agreements.

(2)	In accordance with the terms of the agreements applicable to each of Messrs. Smith and Sheriff, any bonus payments would have been payable in full, to the extent earned, as of December 31, 2013. Since no additional amount would become payable as a result of any termination of employment (or consulting, as applicable) on December 31, 2013, no amount has been included in the table, in respect of such bonuses.

(3)	A portion of the amounts listed in the applicable columns relate to the potential vesting of performance-based restricted shares following a termination of the executive’s employment by us without cause (other than in connection with a change in control), as a result of the executive’s death or disability and with respect to the grant made to Mr. Smith in 2013, upon his termination of employment with good reason. As described in more detail below, upon each of these events, the performance-based restricted shares eligible to vest on the next vesting date would remain outstanding until the next vesting date and would vest only if and to the extent the relevant performance targets for such tranche are achieved. The amounts in the applicable columns in respect of the potential vesting of these performance-based restricted shares consists of $1,074,588 for Mr. Smith, $750,929 for Mr. Ohlendorf, $634,517 for Mr. Richard, $563,659 for Mr. Richardson and $113,803 for Mr. Maul, and (i) is based on the actual level of achievement of the performance target with respect to the shares granted in 2011, as described above in “—2011 Performance-Based Long-Term Incentive Awards,” and (ii) assumes that the relevant performance targets for the shares granted in 2012 and 2013 are ultimately achieved at the target level. The remainder of the applicable amounts consists of the accelerated vesting of time-based restricted shares, and in the column under the heading “Termination by us without Cause following Change in Control,” additional vesting of performance-based restricted shares, each as described in more detail below.

See “— Employment Agreements with Named Executive Officers” above for a summary of the provisions of the employment agreements, severance letters or severance policies applicable to our named executive officers relating to severance, termination and change in control.

Upon any termination of a named executive officer’s employment, the executive will be entitled to receive a payout of up to 160 hours of his paid time off (PTO) balance.

Under the terms of the restricted stock awards granted to each of the named executive officers (other than Mr. Sheriff) in 2010, upon the occurrence of a change in control, the next tranche of unvested shares will vest. In addition, in the event an executive’s employment is terminated without cause by the Company following such change in control, all remaining unvested shares will vest. In the event an executive’s employment terminates by reason of death or disability, the tranche of shares subject to vesting at the next vesting date will remain outstanding until such date, at which time the shares in that tranche will vest.

See “— 2013 Long-Term Incentive Awards” above for a summary of the terms of the 2013 time-based and performance-based restricted stock awards relating to termination and change in control. Similar terms applied to the 2011 and 2012 time-based and performance-based restricted stock awards granted to each of the named executive officers (other than Mr. Sheriff).

Under Mr. Smith’s and Mr. Sheriff’s agreements, the Company’s Omnibus Stock Incentive Plan and the severance letters applicable to the other named executive officers, a “change in control” shall be deemed to have occurred if (a) any person (other than, for purposes of Mr. Sheriff’s agreements and the Omnibus Stock Incentive Plan, certain affiliates of Fortress Investment Group LLC) becomes the beneficial owner of securities representing fifty percent (50%) or more of the combined voting power of the Company’s outstanding securities (not including in the securities beneficially owned by such person, any securities acquired directly from the Company or any of its affiliates); (b) the Company or any subsidiary merges or consolidates with any other corporation, except when the individuals who comprise the Company’s Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the surviving entity (or its ultimate parent); or (c) the Company’s stockholders approve a plan of liquidation or dissolution or the Company completes the sale of all or substantially all of its assets (other than a sale to an entity, at least fifty percent (50%) of the combined voting power of the securities of which are owned by stockholders of the Company after the transaction in substantially the same proportions as their ownership of the Company prior to the transaction, or other than a sale immediately following which the individuals who comprise the Company’s Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the entity to which the assets are sold (or its ultimate parent)). In any event, a “change of control” shall not be deemed to have occurred by virtue of the consummation of any transaction (or series of integrated transactions) immediately following which the Company’s stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of the Company immediately following such transaction(s).

Under Mr. Sheriff’s employment agreement, “cause” means (a) conviction of, or guilty plea concerning, or confession of, any felony; (b) any act of dishonesty committed by the executive in connection with the Company’s business; (c) any material breach by the executive of the employment agreement after written notice and reasonable opportunity to cure; (d) any material breach of any reasonable and lawful rule or directive of the Company; (e) the gross or willful neglect of duties or gross misconduct by the executive; or (f) the habitual use of drugs or the habitual, excessive use of alcohol that, in the Board of Director’s good faith determination, materially interferes with the performance of the executive’s duties.

Under Mr. Smith’s employment agreement and the severance letters applicable to the other named executive officers, “cause” means (a) conviction of, guilty plea concerning or confession of any felony; (b) any act of fraud, theft or embezzlement committed by the executive in connection with the Company’s or its subsidiaries’ business, (c) any material breach of any reasonable and lawful rule or directive of the Company; (d) the gross or willful neglect of duties or gross misconduct by the executive; or (e) the habitual use of drugs or habitual, excessive use of alcohol to the extent that any of such uses in the Board’s good faith determination materially interferes with the performance of the executive’s duties. For purposes of Mr. Smith’s employment agreement, “cause” is also defined to include any material breach by Mr. Smith of the agreement, after notice and opportunity to cure.

Under Mr. Smith’s and Mr. Sheriff’s employment agreements and the severance letters applicable to the other named executive officers, “good reason” means the occurrence, without the executive’s written consent, of any of the following circumstances, unless such circumstances are fully corrected by the Company within thirty (30) days following written notice by the executive that he intends to terminate his employment for one of the reasons set forth below: (i) the failure by the Company to pay to the executive any portion of his base salary or bonus within thirty (30) days of the date such compensation is due; (ii) the relocation of the executive’s principal office at the Company to a location outside a fifty (50) mile radius from the executive’s principal office location at the time of entering into the employment agreement or severance letter (as applicable); or (iii) the executive is assigned duties, compensation or responsibilities that are materially and significantly reduced with respect to the scope or nature of the duties, compensation and/or responsibilities associated with the executive’s position. In any event, a termination by Mr. Sheriff for “good reason” shall not be deemed to have occurred by virtue of changes in the executive’s duties, benefits and responsibilities resulting upon (or shortly thereafter) the consummation of any transaction (or series of integrated transactions) immediately following which the Company’s stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction(s). For purposes of Mr. Smith’s employment agreement, “good reason” is also defined to include any material breach by the Company of the agreement.

Compensation Committee Interlocks and Insider Participation

During 2013, the Committee was composed of Mr. Bumstead, Ms. Clegg and Dr. Waxman. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company’s executive officers, members of the Committee or entities whose executives serve on the Board of Directors or the Committee that require disclosure under applicable SEC regulations.

COMPENSATION OF DIRECTORS

Under the compensation program for the members of our Board of Directors (other than Mr. Sheriff), each non-affiliated director receives an annual cash retainer of $100,000. Any director serving as Non-Executive Chairman of the Board receives an additional annual cash retainer of $25,000, the Chair of the Audit Committee receives an additional annual cash retainer of $15,000 and the chairs of any other committees of the Board each receive an additional annual cash retainer of $10,000. Each Board and committee member also receives a $1,500 cash meeting fee for each Board and committee meeting that he or she attends (whether he or she attends in person or telephonically). All cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Affiliated directors are not separately compensated by us. In addition, following his retirement in February 2013, Mr. Sheriff is compensated for his service as a director and a consultant to the Company under the terms of his employment agreement as described above in “Employment Agreements with Named Executive Officers—Employment Agreement and Related Arrangements with W. E. Sheriff” and is not otherwise separately compensated by us.

Under the compensation program, each director also has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of their quarterly cash compensation. Any immediately vested shares or restricted stock units are issued at the same time that cash payments are made. The number of shares or restricted stock units to be issued is based on the closing price of the Company’s common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day’s closing price. Fractional amounts are to be paid in cash. Each restricted stock unit will be payable in the form of one share of the Company’s common stock following the director’s termination of service as a member of the Company’s Board of Directors.

Each director of the Company who is not (i) an officer or employee of the Company or of any of its parents or subsidiaries or (ii) the beneficial owner, whether directly or indirectly, of ten percent or more of our common stock (an “eligible director”) is also eligible to receive additional stock grants under our Omnibus Stock Incentive Plan. In addition, each of our independent directors (other than Mr. Schulte) received grants of time-based restricted stock under our Omnibus Stock Incentive Plan promptly following their initial election to the Board.

On February 7, 2008, we entered into a Separation Agreement and General Release with Mr. Schulte, pursuant to which Mr. Schulte resigned in his capacity as Co-Chief Executive Officer of the Company effective February 7, 2008. Pursuant to the Separation Agreement, we agreed to provide, at our expense, continued group health plan coverage for Mr. Schulte and his dependents for so long as he serves as a non-employee director. Under the terms of the Separation Agreement, Mr. Schulte reaffirmed the various restrictive covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality previously made by him in connection with his restricted stock award agreements. These restrictive covenants will continue to apply until the longer of the periods specified in such award agreements or the period ending nine months after the date he is no longer serving us as either an employee or as a member of our Board of Directors.

Director Compensation for 2013

The following table sets forth certain summary information for the year ended December 31, 2013 with respect to the compensation awarded to, earned by, or paid to our directors. Information regarding compensation awarded to, earned by, or paid to Mr. Sheriff for his service through February 20, 2013 as Chief Executive Officer is included in “Compensation of Executive Officers” above. Information regarding compensation awarded to, earned by, or paid to Mr. Sheriff for his service on and after February 20, 2013 as a consultant and as a member of our Board of Directors is included in the following table.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)(3)	All Other Compensation ($)		Total ($)
Jeffrey R. Leeds	132,472	(6)	33,028	—		165,500
Frank M. Bumstead	146,000		—	—		146,000
Jackie M. Clegg	78,284	(7)	78,216	—		156,500
Wesley R. Edens(8)	—		—	—		—
Randal A. Nardone(8)	—		—	—		—
Mark J. Schulte	143,500		—	21,271	(4)	164,771
James R. Seward	143,500		—	—		143,500
W.E. Sheriff	—			267,691	(5)	267,691
Dr. Samuel Waxman	146,500		—	—		146,500

(1)	The grant date fair value of each equity award granted during 2013 (which represents the immediately vested shares issued to Mr. Leeds in lieu of a portion of his cash compensation for 2012 and 2013 and the restricted stock units issued to Ms. Clegg in lieu of a portion of her cash compensation for 2012 and 2013), computed in accordance with FASB ASC Topic 718, is as follows:

Name	Date of Grant	Number of Shares of Stock/RSUs Granted (#)	Grant Date Fair Value of Stock Awards ($)
Mr. Leeds	1/1/2013	329	8,330
	4/1/2013	292	8,030
	7/1/2013	288	7,730
	10/1/2013	306	8,326

Ms. Clegg	1/1/2013	720	18,230
	4/1/2013	772	21,230
	7/1/2013	652	17,500
	10/1/2013	698	18,993

(2)	None of the directors held any unvested stock awards as of December 31, 2013.
(3)	See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of stock awards.
(4)	Represents the amount of premiums paid by the Company for continued group health plan coverage for Mr. Schulte and his dependents.
(5)	Represents $257,134 in consulting fees that Mr. Sheriff received for 2013 pursuant to the terms of his employment agreement, $192 in employer contributions during 2013 to Mr. Sheriff’s health savings account and $10,365 in premiums paid by the Company for continued group health coverage for Mr. Sheriff and his dependents.
(6)	Mr. Leeds elected to receive $33,028 of his total 2013 compensation in the form of immediately vested shares. See Footnote 1 for the number of shares granted to Mr. Leeds during 2013 and the grant date fair value of each such award. In addition, Mr. Leeds received 329 shares (with a grant date fair value of $8,942) on January 1, 2014 (representing shares received in lieu of a portion of his cash compensation for the fourth quarter of 2013).
(7)	Ms. Clegg elected to receive $78,217 of her total 2013 compensation in the form of restricted stock units. See Footnote 1 for the number of shares granted to Ms. Clegg during 2013 and the grant date fair value of each such award. In addition, Ms. Clegg received 754 restricted stock units (with a grant date fair value of $20,494) on January 1, 2014 (representing shares received in lieu of a portion of her cash compensation for the fourth quarter of 2013).
(8)	Messrs. Edens and Nardone, as affiliated directors, do not receive compensation from us for service as members of the Board of Directors.

Director Stock Ownership Guidelines

In February 2014, the Board of Directors adopted Stock Ownership Guidelines that requires each of our non-affiliated directors to maintain ownership of a number of shares of our common stock with a value equal to three times the non-affiliated director’s annual cash retainer for service on the board, exclusive of any retainers for service as the Chairman of the Board or of any committee and any cash meeting fees.

The expected level of ownership may be met through stock purchased by the non-affiliated director or his or her spouse in the market (whether held individually or jointly) and/or through stock received upon vesting of equity awards. Unvested equity awards do not generally count toward satisfaction of the guidelines unless elected to be received by the non-affiliated director in lieu of cash compensation.

Stock ownership levels are required to be achieved by the later of (i) February 5, 2019 (i.e., five (5) years after their initial adoption) or (ii) the fifth anniversary of the non-affiliated director’s initial appointment or election to the Board of Directors. Until the expected ownership level is achieved, each non-affiliated director is expected to retain at least 50% of any shares obtained through our stock incentive plans.

As of the date hereof, each of our current non-affiliated directors holds a number of shares in excess of the number required by the guidelines.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 25, 2014, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group, based on 128,669,019 shares of our common stock (including restricted shares) outstanding as of that date. Unless otherwise indicated, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

	Nature and Amount of Beneficial Ownership
Name of Beneficial Owner	Shares Owned (1)	Percentage

Executive Officers and Directors

T. Andrew Smith	555,811	*

Mark W. Ohlendorf	635,622	*

Gregory B. Richard	260,758	*

Bryan D. Richardson	229,800	*

Glenn O. Maul	96,312	*

Jeffrey R. Leeds	38,891	*

Frank M. Bumstead	68,444	*

Jackie M. Clegg(2)	11,082	*

Wesley R. Edens(3)	20,285,916	15.77%

Randal A. Nardone(4)	20,285,916	15.77%

Mark J. Schulte(5)	336,713	*

James R. Seward	60,598	*

W.E. Sheriff(6)	564,528	*

Samuel Waxman(7)	35,025	*

All directors and executive officers as a group (21 persons)	23,921,013	18.59%

5% Stockholders

Fortress Operating Entity I LP(8)	20,285,916	15.77%

Invesco Ltd.(9)	10,077,509	7.83%

FMR LLC(10)	7,247,108	5.63%

Brookfield Investment Management Inc.(11)	6,774,155	5.26%

Visium Asset Management, LP(12)	6,318,500	4.91%

Senator Investment Group LP(13)	6,238,615	4.85%

The Vanguard Group(14)	6,235,788	4.85%

*	Less than 1%
(1)	Consists of shares held, including all restricted shares held (whether or not such restricted shares have voting restrictions).
(2)	Excludes 6,850 restricted stock units held by Ms. Clegg.
(3)	Includes 831,069 shares held by Mr. Edens and other ownership as set forth in Footnote 8.
(4)	Includes 913,289 shares held by Mr. Nardone and other ownership as set forth in Footnote 8.
(5)	Includes 191,550 shares held by Mr. Schulte and 145,163 shares held by a grantor retained annuity trust.
(6)	Includes 424,141 shares held by Mr. Sheriff, 118,387 shares held by Sheriff Financial, LLC and 22,000 shares held by the W.E. Sheriff Family Partnership.
(7)	Includes 24,136 shares held by Dr. Waxman and 10,889 shares held by Dr. Waxman’s defined benefit pension plan.
(8)	Includes 8,793,392 shares held by Fortress RIC Coinvestment Fund LP, 3,026,435 shares held by Fortress Investment Fund IV (Fund A) L.P., 1,222,077 shares held by Fortress Investment Fund IV (Fund B) L.P., 289,968 shares held by Fortress Investment Fund IV (Fund C) L.P., 1,810,004 shares held by Fortress Investment Fund IV (Fund D) L.P., 211,916 shares held by Fortress Investment Fund IV (Fund E) L.P., 95,084 shares held by Fortress Investment Fund IV (Fund F) L.P., 114,081 shares held by Fortress Investment Fund IV (Fund G) L.P., 790,673 shares held by Fortress Investment Fund IV (Coinvestment Fund A) L.P., 492,823 shares held by Fortress Investment Fund IV (Coinvestment Fund B) L.P., 98,164 shares held by Fortress Investment Fund IV (Coinvestment Fund C) L.P., 473,183 shares held by Fortress Investment Fund IV (Coinvestment Fund D) L.P., 40,635 shares held by Fortress Investment Fund IV (Coinvestment Fund F) L.P., 135,391 shares held by Fortress Investment Fund IV (Coinvestment Fund G) L.P. and 947,732 shares held by Drawbridge Special Opportunities Fund LP and Drawbridge Special Opportunities Fund Ltd. FIG LLC is the investment manager of Fortress RIC Coinvestment Fund LP, Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P., Fortress Investment Fund IV (Fund G) L.P., Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P., and Fortress Investment Fund IV (Coinvestment Fund G) L.P. Fortress Operating Entity I LP (“FOE I”) is the sole managing member of FIG LLC. FIG Corp. is the general partner of FOE I. FIG Corp. is a wholly-owned subsidiary of Fortress Investment Group LLC (“Fortress”). By virtue of their ownership interests in Fortress and certain of its affiliates, Wesley R. Edens and Randal A. Nardone, members of our Board of Directors, may be deemed to beneficially own the shares listed as beneficially owned by Fortress and/or certain of its affiliates. Messrs. Edens and Nardone disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests therein. Mr. Edens directly owns and has sole dispositive power over 831,069 shares. Mr. Nardone directly owns and has sole dispositive power over 913,289 shares. As a result of being parties to our Stockholders Agreement, the affiliates of Fortress and Messrs. Edens and Nardone may be deemed to be a group within the meaning of Section 13(d)(3) of the Exchange Act and to be the beneficial owners of 20,285,916 shares. The address for each of Fortress and the other parties listed above is 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(9)	Information regarding Invesco Ltd. (“Invesco”) is based solely on a Schedule 13G filed with the SEC on February 10, 2014. According to such Schedule 13G, Invesco, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, reported that it has sole voting power with respect to 9,518,521 shares, shared voting power with respect to 29,271 shares, sole dispositive power with respect to 10,055,717 shares and shared dispositive power with respect to 21,792 shares. The address for Invesco is 1555 Peachtree Street NE, Atlanta, Georgia 30309.
(10)	Information regarding FMR LLC (“FMR”) is based solely on an amended Schedule 13G filed with the SEC on February 14, 2014. According to such Schedule 13G, FMR, a parent holding company, reported that it has sole voting power with respect to 272,790 shares and sole dispositive power with respect to 7,247,108 shares. Members of the Edward C. Johnson 3d family together own approximately 49% of the voting power of FMR. Edward C. Johnson 3d is the Chairman of FMR. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,916,998 shares. Fidelity SelectCo, LLC, a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,057,320 shares. Pyramis Global Advisors, LLC, an indirect wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 264,350 shares. Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 8,440 shares. The address for each of FMR and Fidelity Management & Research Company is 245 Summer Street, Boston, Massachusetts 02210. The address for Fidelity SelectCo, LLC is 1225 17th Street, Suite 1100, Denver, Colorado 80202. The address for each of Pyramis Global Advisors, LLC and Pyramis Global Advisors Trust Company is 900 Salem Street, Smithfield, Rhode Island 02917.
(11)	Information regarding Brookfield Investment Management Inc. (“Brookfield”) is based solely on a Schedule 13G filed with the SEC on February 14, 2012. According to such Schedule 13G, Brookfield, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, reported that it has sole voting power with respect to 1,640,064 shares and sole dispositive power with respect to 6,774,155 shares. The address for Brookfield is Three World Financial Center, 200 Vesey Street, New York, New York 10281.
(12)	Information regarding Visium Asset Management, LP (“Visium”) is based solely on a Schedule 13G filed with the SEC on April 21, 2014. According to such Schedule 13G, Visium, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, reported that it has shared voting power with respect to 6,318,500 shares and shared dispositive power with respect to 6,318,500 shares. JG Asset, LLC (“JG Asset”) is the General Partner of Visium, and Jacob Gottlieb (“Gottlieb”), is the Managing Member of JG Asset. Accordingly, JG Asset, by virtue of its position as General Partner of Visium, and Gottlieb, by virtue of its position as Managing Member of JG Asset, each may be deemed to beneficially own the 6,318,500 shares owned by Visium. The address for Visium, JG Asset and Gottlieb is 888 Seventh Avenue, New York, NY 10019.
(13)	Information regarding Senator Investment Group LP (“Senator”) is based solely on a Schedule 13G filed with the SEC on February 26, 2014. According to such Schedule 13G, Senator, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, reported that it has sole voting power with respect to 6,238,615 shares and sole dispositive power with respect to 6,238,615 shares. The address for Senator is 510 Madison Avenue, 28th Floor, New York, NY 10022.
(14)	Information regarding The Vanguard Group (“Vanguard”) is based solely on a Schedule 13G filed with the SEC on February 11, 2014. According to such Schedule 13G, Vanguard, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, reported that it has sole voting power with respect to 62,472 shares, sole dispositive power with respect to 6,180,116 shares and shared dispositive power with respect to 55,672 shares. The address for Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

The following table provides certain information as of December 31, 2013 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders(3)	—	—	3,224,423
Equity compensation plans not approved by security holders(4)	—	—	83,970
Total	—	—	3,308,393

(1)	In addition to options, warrants, and rights, our Omnibus Stock Incentive Plan allows awards to be made in the form of shares of restricted stock, restricted stock units or other forms of equity-based compensation. As of December 31, 2013, 3,372,937 shares of unvested restricted stock and 6,096 restricted stock units issued under our Omnibus Stock Incentive Plan were outstanding. Such shares and restricted stock units are not reflected in the table above.
(2)	The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 1,840,974 shares remaining available for future issuance under our Omnibus Stock Incentive Plan and 1,383,449 shares remaining available for future issuance under our Associate Stock Purchase Plan.
(3)	Under the terms of our Omnibus Stock Incentive Plan, the number of shares reserved and available for issuance will increase annually each January 1 by an amount equal to the lesser of (1) 400,000 shares or (2) 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year.
(4)	Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each non-affiliated director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day’s closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Stockholders Agreement

Upon the consummation of our initial public offering, we entered into a Stockholders Agreement with Fortress Brookdale Acquisition LLC, Fortress Investment Trust II, FIT-ALT Investor LLC and Health Partners (as has been and may be from time to time amended, the “Stockholders Agreement”). The Stockholders Agreement provides these stockholders with certain rights with respect to the designation of directors to our Board of Directors as well as registration rights for our securities owned by them. Upon consummation of the merger with ARC, and the related underwritten public offering, Health Partners no longer beneficially owned more than 5% of the voting power of the Company and is no longer a “Stockholder” for purposes of the Stockholders Agreement. Fortress Brookdale Acquisition LLC, Fortress Investment Trust II, FIT-ALT Investor LLC, RIC Coinvestment Fund LP and their respective affiliates and permitted transferees are collectively referred to in this Amendment as the “Fortress Stockholders.”

In connection with the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 20, 2014, by and among the Company, Broadway Merger Sub Corporation, a wholly owned subsidiary of the Company, and Emeritus Corporation, pursuant to which Merger Sub will merge with and into Emeritus and Emeritus will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”), the Company concurrently entered into a letter agreement (the “Fortress Letter Agreement”) with the Fortress Stockholders. The Fortress Letter Agreement provides for the Fortress Stockholders’ agreement to vote all of the shares of Company common stock to the extent held by them as of the applicable record date for the Company’s special meeting in favor of the transactions contemplated by the Merger Agreement. The Fortress Letter Agreement also amended certain terms of the Stockholders Agreement, as described below.

Designation of Directors

Under our Stockholders Agreement, as amended, FIG LLC, an affiliate of Fortress, is permitted to designate a specified number of individuals to be elected to our board of directors depending on the percentage of voting power of our securities beneficially owned by the Fortress Stockholders. In connection with the approval of an amendment to our Amended and Restated Certificate of Incorporation in November 2009, we and the Fortress Stockholders entered into Amendment Number Two to the Stockholders Agreement, which provided, among other things, that so long as the Fortress Stockholders beneficially own (i) more than 35% of the voting power of the Company, FIG LLC shall be entitled to designate four directors to our board, or, if the board shall be composed of eight or nine members, five directors; (ii) less than 35% but more than 25% of the voting power of the Company, FIG LLC shall be entitled to designate three directors; (iii) less than 25% but more than 10% of the voting power of the Company, FIG LLC shall be entitled to designate two directors; and (iv) less than 10% but more than 5% of the voting power of the Company, FIG LLC shall be entitled to designate one director.

Following completion of a public equity offering of our shares by certain of the Fortress Stockholders in November 2010, the Fortress Stockholders collectively own between 10% and 25% of the voting power of the Company. As a result, in accordance with our amended Stockholders Agreement, FIG LLC is currently entitled to designate two directors. In accordance with the Stockholders Agreement, FIG LLC (or its predecessor) has designated Wesley R. Edens and Randal A. Nardone to our Board of Directors.

The Fortress Letter Agreement provides that, notwithstanding anything in the Stockholders Agreement to the contrary, in the event that at any time the Fortress Stockholders have beneficial ownership of (i) less than 10% of the voting power of the Company, FIG LLC shall cause one director designated by it to immediately resign from our board, and (ii) less than 5,000,000 shares of the Company’s common stock, FIG LLC shall cause the remaining director designated by it to immediately resign from our board.

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

Fortress Letter Agreement. We have agreed, pursuant to the Fortress Letter Agreement, (i) following the filing of our Registration Statement on Form S-4 relating to the Merger (the “Form S-4”) and prior to the closing of the Merger, not to exercise our right under the Stockholders Agreement to suspend the Fortress Stockholders’ use of the prospectus under our Registration Statement on Form S-3 (No. 333-174766) (the “Form S-3”); (ii) from the date of the Merger Agreement until the expiration of a period of thirty consecutive days following the filing of the Form S-4 during which the financial information set forth in the Form S-4 and Form S-3 is not “stale” (such period, the “Restricted Period”), not to issue any Company equity securities, subject to certain exceptions; and (iii) during the thirty day period following any sale by the Fortress Stockholders of at least 5,000,000 shares of Company common stock during the Restricted Period, not to issue any Company equity securities, subject to certain exceptions.

Leases with Holiday Retirement

During 2008, we began leasing space in a number of communities owned by Holiday Retirement so that we could establish outpatient rehabilitation clinics and/or home health agencies therein. Holiday Retirement is owned by funds affiliated with Fortress. We have agreed with Holiday that the terms and provisions of any leases entered into between us must clearly be at fair market value and that certain agreed upon mechanisms will be used to price the fair market rent for leases in particular Holiday communities. We will only be leasing the amount of space that we reasonably believe is necessary. For each lease, the rent will be determined at the inception of the applicable lease, and will be subject to a reasonable, annual escalation factor. All of the leases will be on the same form agreed upon by the parties, and will be based upon the standard form previously approved by Holiday’s lenders. Under the terms of the leases that either are currently in effect or were in effect during 2013, we are required to pay Holiday periodic rental payments aggregating approximately $93,000 (calculated as the aggregate amount of periodic rental payments since the beginning of 2013 through the remaining terms of each lease). We currently lease space in four of Holiday’s communities.

Employment of Glenn E. Sheriff

From the date of our acquisition of ARC until March 20, 2014, we employed Glenn E. Sheriff as a Senior Director. He previously served as Senior Director of Marketing Analytics/Market Research and most recently served as Senior Director—Integration Office. Mr. Sheriff is the son of W.E. Sheriff, a member of our Board of Directors and our former Chief Executive Officer. Mr. Sheriff was previously employed in a substantially similar capacity for ARC. Mr. Sheriff’s 2013 annual base salary was $153,765 until June 16, 2013. Beginning on June 16, 2013, Mr. Sheriff elected to continue on a part-time basis at an hourly wage of $82.50. Mr. Sheriff voluntarily resigned on March 20, 2014. Until his resignation, Mr. Sheriff also participated in our bonus program for similarly-situated management level employees and, like other similarly-situated employees, was eligible to receive awards of restricted stock under our Omnibus Stock Incentive Plan. In addition, Mr. Sheriff was eligible to participate in the other benefit plans and programs we offer from time to time to similarly-situated employees.

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

Because our Related Person Policy was initially adopted in early 2007, several of the transactions described above were not subject to the policy’s pre-approval requirements. Since the policy has been in place, the Committee has pre-approved all new related party transactions and has ratified each of the transactions described above that remains ongoing.

Director Independence

Our Board of Directors has affirmatively determined that Ms. Clegg, Messrs. Bumstead, Leeds, Schulte and Seward and Dr. Waxman are “independent” under Section 303A.02(b) of the New York Stock Exchange, or NYSE, listing standards because none of them had a material relationship with Brookdale. In making these determinations, our Board of Directors considered all relevant facts and circumstances, as required by applicable NYSE listing standards.

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

Item 14.	Principal Accounting Fees and Services.

In connection with the audit of the 2013 financial statements, Brookdale entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP (“E&Y”) has performed audit services for Brookdale. That agreement is subject to alternative dispute resolution procedures.

Set forth below are the aggregate fees billed by E&Y during 2013 and 2012 for all audit, audit related, tax and other services provided by E&Y to Brookdale.

	2013	2012
Audit Fees	$1,705,000	$1,450,000

Audit Related Fees	$771,995	$221,995

Tax Fees	$64,080	$54,413

All Other Fees	—	—

Total	$2,541,075	$1,726,408

“Audit Fees” include fees for the audit of Brookdale’s annual financial statements and review of financial statements included in Brookdale’s quarterly reports (Forms 10-Q) and fees for the audit of internal control over financial reporting. This category also includes review of, and consents for, filings with the SEC related to acquisitions and registration statements (including secondary offerings and debt offerings) and the issuance of comfort letters associated with those offerings.

“Audit Related Fees” include fees for assurance and related services that are reasonably related to the performance of the audit or review of Brookdale’s financial statements and that are traditionally performed by the independent registered public accounting firm. Audit-related services also include services related to audits not required by statute or regulation concerning financial accounting and reporting standards and the performance of due diligence procedures in connection with acquisitions. The increase in Audit Related Fees in 2013 as compared to 2012 primarily reflects the additional fees incurred as a result of the Merger.

“Tax Fees” include fees for professional services rendered by E&Y for tax compliance, tax advice, and tax planning. These corporate tax services include technical tax advice on tax matters, assistance with preparing tax returns, value added tax, government sales tax and equivalent tax matters in local jurisdictions, assistance with local tax authority documentation and reporting requirements for tax compliance purposes, assistance with tax audit defense matters, and tax advice related to mergers and acquisitions.

“All Other Fees” include fees paid by Brookdale to E&Y that are not included in the three paragraphs above. There were no services in that category in 2013 or 2012.

Audit Committee Pre-Approval Policies and Procedures

Brookdale’s Audit Committee has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all fees paid to, and all services performed by, Brookdale’s independent registered public accounting firm. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by any such firm during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved in compliance with the Audit Committee pre-approval policies and procedures described herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents required under this item (other than Exhibits 31.3 and 31.4) were filed as part of the Original Filing:

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ T. Andrew Smith
Name:	T. Andrew Smith
Title:	Chief Executive Officer
Date:	April 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Leeds	Non-Executive Chairman of the Board	April 30, 2014
Jeffrey R. Leeds

/s/ T. Andrew Smith	Chief Executive Officer (Principal Executive Officer)	April 30, 2014
T. Andrew Smith

/s/ Mark W. Ohlendorf	President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2014
Mark W. Ohlendorf

/s/ Frank M. Bumstead	Director	April 30, 2014
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	April 30, 2014
Jackie M. Clegg

/s/ Wesley R. Edens	Director	April 30, 2014
Wesley R. Edens

/s/ Randal A. Nardone	Director	April 30, 2014
Randal A. Nardone

/s/ Mark J. Schulte	Director	April 30, 2014
Mark J. Schulte

/s/ James R. Seward	Director	April 30, 2014
James R. Seward

/s/ W. E. Sheriff	Director	April 30, 2014
W. E. Sheriff

/s/ Samuel Waxman	Director	April 30, 2014
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 20, 2014, by and among Brookdale Senior Living Inc., Emeritus Corporation and Broadway Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 21, 2014).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012).

4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).

4.2	Stockholders Agreement, dated as of November 28, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Brookdale Acquisition LLC, Fortress Investment Trust II and Health Partners (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

4.3	Amendment No. 1 to Stockholders Agreement, dated as of July 25, 2006, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC, Fortress Registered Investment Trust, Fortress Brookdale Investment Fund LLC, FRIT Holdings LLC, and FIT Holdings LLC (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).

4.4	Amendment Number Two to Stockholders Agreement, dated as of November 4, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2009).

4.5	Letter Agreement, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2014).

4.6	Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2011).

4.7	Supplemental Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 14, 2011).

4.8	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.7).

10.1	Consent to Change of Control and Third Amendment to Master Lease, dated April 1, 2006, by and between Health Care Property Investors, Inc., Texas HCP Holding, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, and ARC LaBarc Real Estate Holdings, LLC, on the one hand, and Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., LaBarc, L.P. and Park Place Investments, LLC, on the other hand, and ARCPI Holdings, Inc. and American Retirement Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006).

10.2	Second Amended and Restated Master Lease Agreement, dated as of April 7, 2006, among Health Care REIT, Inc., HCRI North Carolina Properties III, Limited Partnership, HCRI Tennessee Properties, Inc., HCRI Indiana Properties, LLC, HCRI Wisconsin Properties, LLC, and HCRI Texas Properties, Ltd., and Alterra Healthcare Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (No. 333-135030) filed on June 14, 2006).

10.3.1	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.2	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

Exhibit No.	Description

10.3.3	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; With Dividends) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.3.4	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Performance/Time-Vesting; No Dividends) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.4	Separation Agreement and General Release, dated February 7, 2008, between Brookdale Senior Living Inc. and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008).

10.5	Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008).*

10.6	Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2009).*

10.7	Employment Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2009).*

10.8	Restricted Stock Unit Agreement, dated as of June 23, 2009, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2009).*

10.9	Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-160354) filed on June 30, 2009).*

10.10	First Amendment to Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated, effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2009).*

10.11.1	Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.11.2	First Amendment, dated as of May 5, 2010, to the Credit Agreement, dated as of February 23, 2010, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).

10.12	Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).*

10.13	Amended and Restated Credit Agreement, dated as of January 31, 2011, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.14	First Amendment, dated as of February 23, 2011, to Amended and Restated Credit Agreement, dated as of January 31, 2011, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.15	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2011).*

10.16	Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit No.	Description

10.17	Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.18	Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.19	Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.20	Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.21	Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.22	Additional Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.23	Additional Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.24	Additional Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.25	Additional Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.26	Additional Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.27	Additional Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.28	Master Credit Facility Agreement, dated as of July 29, 2011, by and among various subsidiaries of Brookdale Senior Living Inc. and Oak Grove Commercial Mortgage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2011).

10.29	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.30	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.31	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.32	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011).*

10.33	Form of Outside Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).*

10.34	Amendment to Employment Agreement, effective as of November 5, 2012, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012).*

Exhibit No.	Description

10.35	Amendment to Restricted Stock Unit Agreement, effective as of November 5, 2012, by and between Brookdale Senior Living Inc. and W.E. Sheriff (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012).*

10.36	Employment Agreement, dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013).*

10.37	Restricted Share Agreement (Time-Vesting), dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2013).*

10.38	Restricted Share Agreement (Performance-Vesting), dated as of February 11, 2013, by and between Brookdale Senior Living Inc. and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2013).*

10.39	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 19, 2013).*

10.40	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 19, 2013).*

10.41	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 19, 2013).*

10.42	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 19, 2013).*

10.43	Second Amended and Restated Credit Agreement, dated as of March 28, 2013, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent and lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.44	Third Amended and Restated Credit Agreement, dated as of September 20, 2013, among certain subsidiaries of Brookdale Senior Living Inc., General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2013).

10.45	First Amendment to Brookdale Senior Living Inc. Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2013).*

10.46	Voting Agreement, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. and the Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2014).

10.47	Letter Agreement, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2014).

21	Subsidiaries of the Registrant.#

23	Consent of Ernst & Young LLP.#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instance Document.#

101.SCH	XBRL Taxonomy Extension Schema Document.#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#

*	Management Contract or Compensatory Plan
#	Filed with Original Filing