Form 10-Q
period 2014-03-31
Brookdale Senior Living Inc.
filed 2014-05-12
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014, 124,816,713 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of March 31, 2014 (Unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders' Equity -
	Three months ended March 31, 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2014 and 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	37

Signatures		38

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$45,701	$58,511
Cash and escrow deposits — restricted	33,953	38,191
Accounts receivable, net	107,568	104,262
Deferred tax asset	17,045	17,643
Prepaid expenses and other current assets, net	83,115	76,255
Total current assets	287,382	294,862
Property, plant and equipment and leasehold intangibles, net	3,886,391	3,895,475
Cash and escrow deposits — restricted	55,222	57,611
Investment in unconsolidated ventures	44,064	44,103
Goodwill	109,553	109,553
Other intangible assets, net	158,203	158,757
Other assets, net	178,793	177,396
Total assets	$4,719,608	$4,737,757
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$65,245	$201,954
Trade accounts payable	53,010	65,840
Accrued expenses	188,321	209,479
Refundable entrance fees and deferred revenue	398,300	388,400
Tenant security deposits	5,241	5,171
Total current liabilities	710,117	870,844
Long-term debt, less current portion	2,544,162	2,404,624
Line of credit	25,000	30,000
Deferred entrance fee revenue	89,653	86,862
Deferred liabilities	155,002	154,870
Deferred tax liability	81,299	81,299
Other liabilities	87,706	88,321
Total liabilities	3,692,939	3,716,820
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at March 31, 2014 and December 31, 2013; 131,122,449 and 130,155,012 shares issued and 128,694,048 and 127,726,611 shares outstanding (including 3,877,634 and 3,372,937 unvested restricted shares), respectively	1,287	1,277
Additional paid-in-capital	2,033,492	2,025,471
Treasury stock, at cost; 2,428,401 shares at March 31, 2014 and December 31, 2013	(46,800)	(46,800)
Accumulated deficit	(961,310)	(959,011)
Total stockholders' equity	1,026,669	1,020,937
Total liabilities and stockholders' equity	$4,719,608	$4,737,757

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue
Resident fees	$650,310	$624,370
Management fees	7,402	7,609
Reimbursed costs incurred on behalf of managed communities	89,563	80,287
Total revenue	747,275	712,266

Expense
Facility operating expense (excluding depreciation and amortization of $62,695 and $57,255, respectively)	429,870	413,003
General and administrative expense (including non-cash stock-based compensation expense of $7,572 and $6,894, respectively)	55,509	46,611
Facility lease expense	69,869	69,019
Depreciation and amortization	70,316	64,659
Costs incurred on behalf of managed communities	89,563	80,287
Total operating expense	715,127	673,579
Income from operations	32,148	38,687

Interest income	321	303
Interest expense:
Debt	(29,998)	(30,971)
Amortization of deferred financing costs and debt discount	(4,018)	(4,569)
Change in fair value of derivatives	(847)	135
Equity in earnings of unconsolidated ventures	636	115
Other non-operating income	465	1,006
(Loss) income before income taxes	(1,293)	4,706
Provision for income taxes	(1,006)	(1,148)
Net (loss) income	$(2,299)	$3,558

Basic (loss) earnings per share	$(0.02)	$0.03

Weighted average shares used in computing basic (loss) earnings per share	124,478	122,823

Diluted (loss) earnings per share	$(0.02)	$0.03

Weighted average shares used in computing diluted (loss) earnings per share	124,478	124,391

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total
Balances at January 1, 2014	127,727	$1,277	$2,025,471	$(46,800)	$(959,011)	$1,020,937
Compensation expense related to restricted stock grants	―	—	7,572	—	—	7,572
Net loss	―	—	—	—	(2,299)	(2,299)
Issuance of common stock under Associate Stock Purchase Plan	13	—	377	—	—	377
Restricted stock, net	954	10	(10)	—	—	—
Other	―	—	82	—	—	82
Balances at March 31, 2014	128,694	$1,287	$2,033,492	$(46,800)	$(961,310)	$1,026,669

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net (loss) income	$(2,299)	$3,558
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	74,334	69,228
Equity in earnings of unconsolidated ventures	(636)	(115)
Distributions from unconsolidated ventures from cumulative share of net earnings	245	668
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(7,202)	(7,133)
Proceeds from deferred entrance fee revenue	9,035	9,237
Deferred income tax provision	598	—
Change in deferred lease liability	(223)	748
Change in fair value of derivatives	847	(135)
Loss (gain) on sale of assets	76	(926)
Non-cash stock-based compensation	7,572	6,894
Changes in operating assets and liabilities:
Accounts receivable, net	(2,499)	(9,064)
Prepaid expenses and other assets, net	(5,816)	9,140
Accounts payable and accrued expenses	(27,561)	(10,871)
Tenant refundable fees and security deposits	(615)	(335)
Deferred revenue	7,933	(5,316)
Net cash provided by operating activities	52,696	64,485

Cash Flows from Investing Activities
Decrease (increase) in lease security deposits and lease acquisition deposits, net	7	(1,952)
Decrease in cash and escrow deposits — restricted	6,627	826
Additions to property, plant and equipment and leasehold intangibles, net	(59,717)	(51,614)
Acquisition of assets, net of related payables and cash received	(515)	(2)
Payments on (issuance of) notes receivable, net	76	(17)
Investment in unconsolidated ventures	—	(5,843)
Proceeds from sale of assets, net	—	440
Net cash used in investing activities	(53,522)	(58,162)

Cash Flows from Financing Activities
Proceeds from debt	20,516	8,955
Repayment of debt and capital lease obligations	(22,401)	(17,707)
Proceeds from line of credit	70,000	105,000
Repayment of line of credit	(75,000)	(140,000)
Payment of financing costs, net of related payables	(2,905)	(2,200)
Refundable entrance fees:
Proceeds from refundable entrance fees	5,924	7,636
Refunds of entrance fees	(8,446)	(9,320)
Other	328	315
Net cash used in financing activities	(11,984)	(47,321)
Net decrease in cash and cash equivalents	(12,810)	(40,998)
Cash and cash equivalents at beginning of period	58,511	69,240
Cash and cash equivalents at end of period	$45,701	$28,242

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2014, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

Accounting Standards Codification ("ASC") 820 – Fair Value Measurements ("ASC 820") establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

Cash and cash equivalents and cash and escrow deposits – restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.

The Company estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value and estimated fair value of approximately $2.6 billion as of March 31, 2014 and December 31, 2013.  The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 changes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted the provisions of this update as of January 1, 2014 and incorporated the provisions of this update to its condensed consolidated financial statements upon adoption. The adoption of this update did not have a material impact on the Company's financial condition or results of operations.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 and is available for early adoption as of January 1, 2014. The Company adopted the provisions of ASU 2014-08 as of January 1, 2014 and incorporated the provisions of this update to its condensed consolidated financial statements upon adoption. The adoption of ASU 2014-08 did not have a material impact on the Company's financial condition or results of operations.

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

The following table summarizes the computation of basic and diluted (loss) earnings per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Income attributable to common shareholders:
Net (loss) income	$(2,299)	$3,558

Weighted-average shares outstanding - basic	124,478	122,823
Effect of dilutive securities - Unvested restricted stock and restricted stock units	—	1,568
Weighted-average shares outstanding - diluted	124,478	124,391

Basic (loss) earnings per common share:
Net (loss) income per share attributable to common shareholders	$(0.02)	$0.03

Diluted (loss) earnings per common share:
Net (loss) income per share attributable to common shareholders	$(0.02)	$0.03

For the three months ended March 31, 2014, the Company recorded a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were antidilutive for the period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculation of diluted net loss per share for the three months ended March 31, 2014 was 3.8 million.

For the three months ended March 31, 2013, the calculation of diluted weighted average shares excludes the impact of conversion of the Company's $316.3 million of convertible senior notes, as the initial conversion price of approximately $29.325 per share was higher than the average trading price of the Company's common stock making the instruments anti-dilutive.  As of March 31, 2014 and 2013, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion.  The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.  In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock, as the initial strike price of $40.25 per share was higher than the average trading price of the Company's common stock making the instruments anti-dilutive.  As of March 31, 2014 and 2013, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

The calculation of diluted weighted average shares for the three months ended March 31, 2013 also excludes 0.5 million of performance-based restricted stock awards.

4.  Stock-Based Compensation

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

The Company's compensation expense recorded in connection with grants of restricted stock for the three months ended March 31, 2014 and 2013 reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2014	1,028	$27.01 − $27.18	$27,774

5.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the three months ended March 31, 2014 and the year ended December 31, 2013 presented on an operating segment basis (dollars in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(521)	$7,121	$7,642	$(521)	$7,121
Assisted Living	102,680	(248)	102,432	102,680	(248)	102,432
Total	$110,322	$(769)	$109,553	$110,322	$(769)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three months ended March 31, 2014.

Community purchase options are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the three months ended March 31, 2014.  The following is a summary of other intangible assets at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(25,886)	$121,724	$147,610	$(24,961)	$122,649
Health care licenses	34,499	—	34,499	33,853	—	33,853
Other	3,331	(1,351)	1,980	3,331	(1,076)	2,255
Total	$185,440	$(27,237)	$158,203	$184,794	$(26,037)	$158,757

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2014 and 2013 was $1.2 million and $1.1 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

6.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Land	$302,829	$302,444
Buildings and improvements	3,534,972	3,508,693
Leasehold improvements	60,963	59,948
Furniture and equipment	646,494	623,352
Resident and leasehold operating intangibles	435,012	435,012
Construction in progress	94,702	88,309
Assets under capital and financing leases	702,459	699,973
	5,777,431	5,717,731
Accumulated depreciation and amortization	(1,891,040)	(1,822,256)
Property, plant and equipment and leasehold intangibles, net	$3,886,391	$3,895,475

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the three months ended March 31, 2014.

7.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Mortgage notes payable due 2016 through 2023; weighted average interest rate of 4.10% for the three months ended March 31, 2014, net of debt premium of $1.2 million (weighted average interest rate of 4.12% in 2013)	$2,028,504	$2,037,649
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.10% for the three months ended March 31, 2014 (weighted average interest rate of 8.14% in 2013)	293,027	299,824
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $52.2 million and $54.8 million at March 31, 2014 and December 31, 2013, respectively, interest at 2.75% per annum, due June 2018	264,094	261,443
Construction financing due 2017 through 2027; weighted average interest rate of 6.32% for the three months ended March 31, 2014 (weighted average interest rate of 6.22% in 2013)	19,470	4,476
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.65% for the three months ended March 31, 2014 (weighted average interest rate of 2.65% in 2013), due 2014	4,312	3,186
Total debt	2,609,407	2,606,578
Less current portion	65,245	201,954
Total long-term debt	$2,544,162	$2,404,624

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

As of March 31, 2014, the Company had an available secured line of credit with a commitment and available amount of $250.0 million (of which $25.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $84.5 million in the aggregate as of March 31, 2014.  Letters of credit totaling $71.7 million had been issued under these facilities as of that date.

Financings

On April 9, 2014, the Company obtained $146.0 million in loans, secured by first mortgages on 20 communities. The loans bear interest at a fixed rate of 4.77% and mature in May 2021. Proceeds of the loans were used to refinance $140.0 million of mortgage debt that was scheduled to mature in November 2014.

As of March 31, 2014, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

Stockholder Litigation

In connection with the Merger (as discussed in Note 13), three purported class action lawsuits have been filed on behalf of stockholders of Emeritus Corporation ("Emeritus") in the Superior Court of King County, Washington:  Tampa Maritime Association/International Longshoremen's Association Pension Fund v. Emeritus Corp., et al., Case No. 14-2-06385-7-SEA, filed February 28, 2014; Sciabacucchi v. Emeritus Corp., et al., Case No. 14-2-06946-4-SEA, filed March 6, 2014; and Ellerson v. Emeritus Corp., et al., Case No. 14-2-07502-2-SEA, filed March 14, 2014.  It is possible that other related suits could subsequently be filed. The allegations in the three lawsuits are similar.  They purport to be brought as class actions on behalf of all stockholders of Emeritus.  The complaints name as defendants Emeritus, the Emeritus board of directors, Brookdale and Merger Sub (as defined herein).  The complaints allege that the Emeritus board of directors breached its fiduciary duties to Emeritus stockholders by, among other things, failing to maximize stockholder value in connection with the Merger or to engage in a fair sale process before approving the Merger.  Specifically, the complaints allege that the Emeritus board of directors undervalued Emeritus in connection with the Merger and that the Emeritus board of directors agreed to certain deal protection mechanisms that precluded Emeritus from obtaining competing offers.  The Sciabacucchi complaint also alleges that the Emeritus board of directors breached its fiduciary duties by failing to disclose all material information concerning the Merger to Emeritus' stockholders.  The three complaints also allege that Brookdale, Emeritus and Merger Sub aided and abetted the Emeritus board of directors' alleged breaches of fiduciary duties.  The complaints seek, among other things, injunctive relief, including rescission of the Merger, and damages, including counsel fees and expenses.  On April 30, 2014, the court consolidated the three lawsuits, relieved all defendants of the need to respond to the three filed complaints, and ordered plaintiffs to file a consolidated and amended complaint as soon as practicable after a registration statement is filed with the Securities and Exchange Commission in connection with the Merger.  On May 6, 2014, the court appointed co-lead plaintiffs and co-lead and liaison counsel for plaintiffs in the consolidated proceeding.

9.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$28,059	$29,027
Income taxes paid	$268	$341

10.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Cash basis payment	$71,185	$69,364
Straight-line expense	(223)	748
Amortization of deferred gain	(1,093)	(1,093)
Facility lease expense	$69,869	$69,019

11.  Income Taxes

The difference in the Company's effective tax rates for the three months ended March 31, 2014 and 2013 was primarily due to changes in the Company's financial results under generally accepted accounting principles.  The Company's tax expense mainly reflects its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.  The Company continues to maintain that the deferred tax assets recorded as of March 31, 2014, primarily related to net operating losses generated prior to December 31, 2010, are not more likely than not to be realized based on the reversal of deferred tax liabilities recorded.  However, if the Company continues its current trend of improved GAAP earnings before taxes, this valuation allowance may be reduced in future periods.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2014.  Tax returns for years 2010 through 2012 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

12.  Segment Information

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

During the three months ended March 31, 2014, two communities moved between segments to more accurately reflect the underlying product offering of the communities.  The movement did not change the Company's reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and Assisted Living segments.  Revenue and expenses for the three months ended March 31, 2013 have not been recast.

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue(1)
Retirement Centers	$132,349	$128,922
Assisted Living	277,431	260,615
CCRCs - Rental	97,944	100,327
CCRCs - Entry Fee	79,169	74,308
Brookdale Ancillary Services	63,417	60,198
Management Services(2)	96,965	87,896
	$747,275	$712,266
Segment operating income(3)
Retirement Centers	$56,230	$53,334
Assisted Living	104,992	96,285
CCRCs - Rental	26,830	29,077
CCRCs - Entry Fee	19,635	19,571
Brookdale Ancillary Services	12,753	13,100
Management Services	7,402	7,609
	227,842	218,976
General and administrative (including non-cash stock-based compensation expense)	55,509	46,611
Facility lease expense	69,869	69,019
Depreciation and amortization	70,316	64,659
Income from operations	$32,148	$38,687

	As of
	March 31, 2014	December 31, 2013
Total assets
Retirement Centers	$1,223,538	$1,258,294
Assisted Living	1,544,188	1,514,385
CCRCs - Rental	497,795	499,873
CCRCs - Entry Fee	953,324	960,708
Brookdale Ancillary Services	94,683	94,986
Corporate and Management Services	406,080	409,511
Total assets	$4,719,608	$4,737,757

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)  Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

13.  The Pending Merger

On February 20, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Emeritus Corporation, a Washington corporation, and Broadway Merger Sub Corporation, a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Emeritus (the "Merger"), with Emeritus continuing as the surviving corporation and a wholly owned subsidiary of the Company. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.0001 per share ("Emeritus Common Stock"), of Emeritus (including each restricted share of Emeritus Common Stock, but not including any shares (x) held by the Company or Emeritus or any of the Company's or Emeritus' wholly owned subsidiaries and (y) with respect to which appraisal rights are properly demanded and not withdrawn under Washington law ("Dissenting Shares")), will be automatically converted into the right to receive 0.95 of a share (the "Exchange Ratio") of the Company's common stock.

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

The consummation of the Merger is subject to satisfaction or waiver of certain conditions, including, among others: (i) the approval of the Company's and Emeritus' stockholders; (ii) the absence of any law or order prohibiting the closing; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the receipt of certain federal and state government approvals necessary for the ownership, operation and management of Emeritus' senior living facilities and expiration of notice periods for the same, subject to certain exceptions; (v) the continuing effectiveness or receipt, as applicable, of certain third-party consents, subject to certain exceptions; (vi) the accuracy of each party's representations and warranties, subject to certain materiality qualifiers; (vii) the performance in all material respects of each party's obligations under the Merger Agreement; (viii) no more than 7.5% of the shares of Emeritus Common Stock being Dissenting Shares; and (ix) the absence of any change, event or development that would reasonably be expected to have either a Parent Material Adverse Effect or a Company Material Adverse Effect (each as defined in the Merger Agreement). On March 12, 2014, each of the Company and Emeritus filed a Notification and Report Form under the HSR Act with the Antitrust Division and the FTC, which filings started the 30-day waiting period required by the HSR Act. The waiting period expired on April 11, 2014, thus satisfying one of the conditions to completion of the Merger. The Merger is expected to close during the third quarter of 2014, although there can be no assurance that the Merger will close or, if it does, when the actual closing will occur.

14.  Subsequent Events

On April 23, 2014, the Company and HCP, Inc., a Maryland corporation ("HCP"), entered into a Master Contribution and Transactions Agreement (the "Master Agreement"). At the closing contemplated by the Master Agreement (the "Closing"), the Company and HCP will enter into two joint venture transactions and amend the terms of certain existing agreements between the Company and HCP and/or certain of their respective affiliates, and between Emeritus and HCP and/or certain of their respective affiliates. At the Closing, the Company and HCP will enter into a joint venture ("CCRCs JV") with respect to certain continuing care retirement / entrance fee communities currently owned by HCP or the Company and leased and/or operated by the Company. The Company will own a 51% ownership interest, and HCP will own a 49% ownership interest in the CCRCs JV. Additionally at the Closing, the Company and HCP will enter into a joint venture ("RIDEA JV") with respect to certain independent living, assisted living, memory care and/or skilled nursing care communities currently owned by HCP and leased and operated by Emeritus. The Company will own a 20% ownership interest, and HCP will own an 80% ownership interest in the RIDEA JV.  Lastly, at the Closing, the Company and HCP will amend and restate certain triple net leases ("NNN-Leased Portfolio") between Emeritus and affiliates of HCP in respect of 153 communities, which amended and restated leases will provide for the creation of multiple pools of master leases.  The amended and restated leases will provide for lower future rent payments and escalations compared to the existing leases.  HCP has agreed to make available up to $100 million for capital expenditures related to the communities in the NNN-Leased Portfolio during calendar years 2014 through 2017 at an initial lease rate of 7.0%. In connection with the transactions contemplated by the Master Agreement, the Company and HCP have also agreed that the Company will waive the purchase option rights granted by HCP to Emeritus pursuant to 49 of the existing Emeritus leases.  The Closing is subject to a number of conditions, including the prior or concurrent closing of the Merger between the Company and Emeritus.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time (including statements with respect to the Merger and the transactions contemplated by the Master Agreement (each as defined herein)) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, capital deployment, returns on invested capital and taxes; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein); and our expectations regarding the Merger and the transactions contemplated by the Master Agreement. Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our facilities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the Merger and the transactions contemplated by the Master Agreement, including in respect of the satisfaction of closing conditions to such transactions; unanticipated difficulties and/or expenditures relating to such transactions; the risk that regulatory approvals required for such transactions are not obtained or are obtained subject to conditions that are not anticipated; uncertainties as to the timing of such transactions; litigation relating to such transactions; the impact of such transactions on relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

On February 20, 2014, we entered into an Agreement and Plan of Merger with Emeritus Corporation providing for the merger of Emeritus with one of our wholly owned subsidiaries, with Emeritus continuing as the surviving corporation and our wholly owned subsidiary.  See "Item 1. Business — Overview — The Pending Merger" included in our Annual Report on Form 10-K for the year ended December 31, 2013. On April 23, 2014, we entered into a Master Contribution and Transactions Agreement (the "Master Agreement") with HCP, Inc., a Maryland corporation ("HCP").  Contingent upon the prior or concurrent closing of the Merger with Emeritus, we and HCP will enter into two joint venture transactions and amend the terms of certain of our existing agreements with HCP and/or certain of its affiliates, and certain existing agreements between Emeritus and HCP and/or certain of their respective affiliates. See note 14.

During the three months ended March 31, 2014, we continued to make progress in implementing our long-term growth strategy. Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) growth through strategic capital allocation; (iii) growth through development of a market leading Brookdale brand; and (iv) growth through innovation of product offerings, including our Brookdale Ancillary Services programs.

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2014 and 2013 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Total revenues	$747.3	$712.3	$35.0	4.9%
Net (loss) income	$(2.3)	$3.6	$(5.9)	(164.6%)
Adjusted EBITDA	$108.0	$110.3	$(2.3)	(2.1%)
Cash From Facility Operations	$67.5	$67.8	$(0.4)	(0.6%)
Facility Operating Income	$213.2	$204.2	$9.0	4.4%

Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See "Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net (loss) income to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.

During the three months ended March 31, 2014, we experienced an increase in our total revenues, primarily due to increases in average monthly revenue per unit and our ancillary services revenue. Total revenues for the three months ended March 31, 2014 increased to $747.3 million, an increase of $35.0 million, or 4.9%, over our total revenues for the three months ended March 31, 2013. Resident fees for the three months ended March 31, 2014 increased $25.9 million, or 4.2% from the prior year period. Management fees decreased $0.2 million, or 2.7%, from the prior year period, and reimbursed costs incurred on behalf of managed communities increased $9.3 million, or 11.6%.

The increase in resident fees during the three months ended March 31, 2014 was primarily a result of a 2.7% increase in senior housing average monthly revenue per unit compared to the prior year period, an increase in occupancy, an increase in revenues from our ancillary services programs, and the inclusion of revenue from communities acquired since the end of the first quarter of 2013.  Our weighted average occupancy rate for the three months ended March 31, 2014 and 2013 was 88.6% and 88.5%, respectively.  The increase in our senior housing average monthly revenue per unit was a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During the three months ended March 31, 2014, we continued efforts to control our cost growth.  Facility operating expenses for the three months ended March 31, 2014 were $429.9 million, an increase of $16.9 million, or 4.1%, as compared to the three months ended March 31, 2013.

Net loss for the three months ended March 31, 2014 was $2.3 million, or $(0.02) per basic and diluted common share, compared to net income of $3.6 million, or $0.03 per basic and diluted common share, for the three months ended March 31, 2013.

During the three months ended March 31, 2014, our Adjusted EBITDA and Cash From Facility Operations decreased by 2.1% and 0.6%, respectively, and Facility Operating Income increased by 4.4%, when compared to the three months ended March 31, 2013.  Adjusted EBITDA and CFFO include integration, transaction-related and electronic medical records ("EMR") roll-out costs of $11.8 million for the three months ended March 31, 2014 and $2.1 million for the three months ended March 31, 2013.

Consolidated Results of Operations

Three Months Ended March 31, 2014 and 2013

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

During the three months ended March 31, 2014, two communities moved between segments to more accurately reflect the underlying product offering of the communities.  The movement did not change the Company's reportable segments, but it did impact the revenues, expenses and operating data reported within the Retirement Centers and Assisted Living segments.  Revenue, expenses and operating data for the three months ended March 31, 2013 have not been recast.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$132,349	$128,922	$3,427	2.7%
Assisted Living	277,431	260,615	16,816	6.5%
CCRCs – Rental	97,944	100,327	(2,383)	(2.4%)
CCRCs – Entry Fee	79,169	74,308	4,861	6.5%
Brookdale Ancillary Services	63,417	60,198	3,219	5.3%
Total resident fees	650,310	624,370	25,940	4.2%
Management services(1)	96,965	87,896	9,069	10.3%
Total revenue	747,275	712,266	35,009	4.9%
Expense
Facility operating expense
Retirement Centers	76,119	75,588	531	0.7%
Assisted Living	172,439	164,330	8,109	4.9%
CCRCs – Rental	71,114	71,250	(136)	(0.2%)
CCRCs – Entry Fee	59,534	54,737	4,797	8.8%
Brookdale Ancillary Services	50,664	47,098	3,566	7.6%
Total facility operating expense	429,870	413,003	16,867	4.1%
General and administrative expenses	55,509	46,611	8,898	19.1%
Facility lease expense	69,869	69,019	850	1.2%
Depreciation and amortization	70,316	64,659	5,657	8.7%
Costs incurred on behalf of managed communities	89,563	80,287	9,276	11.6%
Total operating expense	715,127	673,579	41,548	6.2%
Income from operations	32,148	38,687	(6,539)	(16.9%)
Interest income	321	303	18	5.9%
Interest expense
Debt	(29,998)	(30,971)	(973)	(3.1%)
Amortization of deferred financing costs and debt discount	(4,018)	(4,569)	(551)	(12.1%)
Change in fair value of derivatives	(847)	135	982	727.4%
Equity in earnings of unconsolidated ventures	636	115	521	453.0%
Other non-operating income	465	1,006	(541)	(53.8%)
(Loss) income before income taxes	(1,293)	4,706	(5,999)	(127.5%)
Provision for income taxes	(1,006)	(1,148)	(142)	(12.4%)
Net (loss) income	$(2,299)	$3,558	$(5,857)	(164.6%)

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	647	649	(2)	(0.3%)
Total units operated(2)
Period end	65,584	66,127	(543)	(0.8%)
Weighted average	65,720	66,067	(347)	(0.5%)
Owned/leased communities units(2)
Period end	48,600	47,850	750	1.6%
Weighted average	48,580	47,953	627	1.3%
Owned/leased communities occupancy rate (weighted average)	88.6%	88.5%	0.1%	0.1%
Senior Housing average monthly revenue per unit(3)	$4,491	$4,375	$116	2.7%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	74	76	(2)	(2.6%)
Total units(2)
Period end	14,161	14,429	(268)	(1.9%)
Weighted average	14,161	14,429	(268)	(1.9%)
Occupancy rate (weighted average)	89.3%	89.5%	(0.2%)	(0.2%)
Senior Housing average monthly revenue per unit(3)	$3,490	$3,328	$162	4.9%
Assisted Living
Number of communities (period end)	440	431	9	2.1%
Total units(2)
Period end	22,440	21,446	994	4.6%
Weighted average	22,435	21,556	879	4.1%
Occupancy rate (weighted average)	89.6%	89.1%	0.5%	0.6%
Senior Housing average monthly revenue per unit(3)	$4,599	$4,523	$76	1.7%
CCRCs - Rental
Number of communities (period end)	26	27	(1)	(3.7%)
Total units(2)
Period end	6,470	6,688	(218)	(3.3%)
Weighted average	6,457	6,687	(230)	(3.4%)
Occupancy rate (weighted average)	86.6%	87.6%	(1.0%)	(1.1%)
Senior Housing average monthly revenue per unit(3)	$5,839	$5,709	$130	2.3%
CCRCs - Entry Fee
Number of communities (period end)	15	14	1	7.1%
Total units(2)
Period end	5,529	5,287	242	4.6%
Weighted average	5,527	5,281	246	4.7%
Occupancy rate (weighted average)	84.7%	84.6%	0.1%	0.1%
Senior Housing average monthly revenue per unit(3)	$5,124	$5,011	$113	2.3%

Other Entry Fee Data
Non-refundable entrance fees sales	$9,035	$9,237	$(202)	(2.2%)
Refundable entrance fees sales(4)	5,924	7,636	(1,712)	(22.4%)
Total entrance fee receipts	14,959	16,873	(1,914)	(11.3%)
Refunds	(8,446)	(9,320)	(874)	(9.4%)
Net entrance fees	$6,513	$7,553	$(1,040)	(13.8%)

Management Services
Number of communities (period end)	92	101	(9)	(8.9%)
Total units(2)
Period end	16,984	18,277	(1,293)	(7.1%)
Weighted average	17,140	18,114	(974)	(5.4%)
Occupancy rate (weighted average)	86.3%	84.9%	1.4%	1.6%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	812,632	821,308	(8,676)	(1.1%)
Home Health average census	5,084	4,289	795	18.5%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the three months ended March 31, 2014 and 2013 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $0.3 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, our total operations included 647 communities with a capacity to serve 66,324 residents.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, an increase in occupancy and the inclusion of revenue from recent acquisitions.  During the current period, revenues grew 2.9% at the 523 communities we operated during both periods with a 2.7% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy increased 0.1% in these communities period over period.

Retirement Centers revenue increased $3.4 million, or 2.7%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods.  The increase was partially offset by the impact of the reclassification of two communities out of this segment and into the Assisted Living segment during the current period.

Assisted Living revenue increased $16.8 million, or 6.5%, primarily due to the inclusion of revenue from communities acquired after the prior year period, as well as increases in average monthly revenue per unit and occupancy at the communities we operated during both periods.  Additionally, revenue increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during the current period.

CCRCs - Rental revenue decreased $2.4 million, or 2.4%, primarily due to the impact of the disposition of one community after the prior year period and a decrease in occupancy at the communities we operated during both periods, partially offset by an increase in average monthly revenue per unit at the communities we operated during both periods.

CCRCs - Entry Fee revenue increased $4.9 million, or 6.5%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods and the inclusion of revenue from a community acquired after the prior year period.

Brookdale Ancillary Services revenue increased $3.2 million, or 5.3%, primarily due to increased home health average census and the roll-out of our hospice services to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume and the impact of reimbursement changes.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $9.1 million, or 10.3%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and occupancy increases at the communities operated in both periods. The increase was partially offset by the impact of the acquisition of previously managed communities and the termination of management agreements subsequent to the end of the prior year period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increases in salaries and wages, utilities and grounds maintanance expenses due to weather, costs inurred in connection with the continued expansion of our ancillary services programs and the inclusion of expenses from recent acquisitions.

Retirement Centers operating expenses increased $0.5 million, or 0.7%, primarily driven by an increase in salaries and wages due to wage rate increases and an increase in utilities expense.  The increase was partially offset by the impact of the reclassification of two communities out of this segment and into the Assisted Living segment during the current period.

Assisted Living operating expenses increased $8.1 million, or 4.9%, primarily driven by the inclusion of operating expenses from communities acquired after the prior year period as well as increases in salaries and wages due to wage rate increases and expenses incurred for utilities and grounds maintenance due to weather.  Additionally, expenses increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during the current period.

CCRCs - Rental operating expenses decreased $0.1 million, or 0.2%, primarily due to the impact of the disposition of one community after the prior year period.  The decrease was partially offset by an increase in salaries and wages due to wage rate increases.

CCRCs - Entry Fee operating expenses increased $4.8 million, or 8.8%, primarily driven by an increase in salaries and wages due to wage rate increases and increases in hours worked period over period and the inclusion of operating expenses from a community acquired after the prior year period.

Brookdale Ancillary Services operating expenses increased $3.6 million, or 7.6%, primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary services programs, partially offset by a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense increased $8.9 million, or 19.1%, primarily as a result of transaction-related costs associated with the Merger, partially offset by a decrease in salaries and wage expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.4% and 4.8% for the three months ended March 31, 2014 and 2013, respectively, calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2014		2013

Resident fee revenues	$650,310	79.4%	$624,370	79.2%
Resident fee revenues under management	168,615	20.6%	163,507	20.8%
Total	$818,925	100.0%	$787,877	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$36,154	4.4%	$37,612	4.8%
Non-cash stock-based compensation expense	7,572	0.9%	6,894	0.9%
Integration, transaction-related and EMR roll-out costs	11,783	1.4%	2,105	0.3%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$55,509	6.8%	$46,611	5.9%

Facility Lease Expense

Facility lease expense remained relatively constant period over period.

Depreciation and Amortization

Depreciation and amortization expense increased $5.7 million, or 8.7%, primarily due to acquisitions and the completion of community expansion, renovation, redevelopment and repositioning projects subsequent to the prior year period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $9.3 million, or 11.6%, primarily due to additional costs resulting from increases in salaries and wages and occupancy increases at the communities operated in both periods.  The increase was partially offset by the impact of the acquisition of previously managed communities and the termination of management agreements subsequent to the end of the prior year period.

Interest Expense

Interest expense remained relatively constant period over period.

Income Taxes

The difference in our effective tax rates for the three months ended March 31, 2014 and 2013 was primarily due to changes in our financial results under generally accepted accounting principles.  Tax expense primarily reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.  We recorded a valuation allowance against deferred tax benefits generated during the three months ended March 31, 2014 and 2013. As of March 31, 2014, we have a valuation allowance against deferred tax assets of approximately $73.9 million. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$52,696	$64,485
Cash used in investing activities	(53,522)	(58,162)
Cash used in financing activities	(11,984)	(47,321)
Net decrease in cash and cash equivalents	(12,810)	(40,998)
Cash and cash equivalents at beginning of period	58,511	69,240
Cash and cash equivalents at end of period	$45,701	$28,242

The decrease in cash provided by operating activities was attributable to increased general and administrative expenses, which include integration and transaction-related costs.

The decrease in cash used in investing activities was primarily attributable to a decrease in investments in unconsolidated ventures and a reduction in restricted cash and escrow deposits, partially offset by an increase in spending on property, plant, equipment, and leasehold intangibles.

The decrease in cash used in financing activities period over period was primarily attributable to net repayment of debt, including our line of credit.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;
•	other corporate initiatives (including information systems and branding); and
•	acquisition consideration and transaction costs (including transaction and integration related costs associated with the Merger and the transactions contemplated by the Master Agreement).

We are highly leveraged and have significant debt and lease obligations.  As of March 31, 2014, we have three principal corporate-level debt obligations:  our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $92.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At March 31, 2014, we had $2.3 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.5% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At March 31, 2014, we had $293.0 million of capital and financing lease obligations, $25.0 million was drawn on our revolving loan facility, and $71.7 million of letters of credit had been issued under our letter of credit facilities.  Approximately $65.2 million of our debt and capital lease obligations are due on or before March 31, 2015.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending March 31, 2015, we will be required to make approximately $286.3 million of payments in connection with our existing operating leases.

We had $45.7 million of cash and cash equivalents at March 31, 2014, excluding cash and escrow deposits-restricted and lease security deposits of $129.8 million in the aggregate.  As of that date, we also had $250.0 million of availability on our revolving credit facility (of which $25.0 million had been drawn as of March 31, 2014).

At March 31, 2014, we had $422.7 million of negative working capital, which includes the classification of $280.6 million of refundable entrance fees as current liabilities. Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of the refundable entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $6.5 million of cash for the three months ended March 31, 2014.

For the year ending December 31, 2014, we anticipate that we will make investments of approximately $165.0 million to $180.0 million for net capital expenditures on our current portfolio (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $125.0 million to $135.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the three months ended March 31, 2014, we spent approximately $9.4 million for net recurring capital expenditures and approximately $27.3 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $55.0 million to $65.0 million during 2014 in connection with recently initiated or currently planned projects.  For the three months ended March 31, 2014, we spent approximately $10.7 million in connection with our Program Max initiative, net of third party lessor reimbursement.

During 2014, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements, amounts drawn on constructions loans, and amounts drawn on our credit facility.

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

As of March 31, 2014, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of March 31, 2014, we had an available secured line of credit with a commitment and available amount of $250.0 million (of which $25.0 million had been drawn as of that date). We also had secured and unsecured letter of credit facilities of up to $84.5 million in the aggregate as of March 31, 2014. Letters of credit totaling $71.7 million had been issued under these facilities as of that date.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2014.

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

The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014(1)	2013(1)
Net (loss) income	$(2,299)	$3,558
Provision for income taxes	1,006	1,148
Equity in earnings of unconsolidated ventures	(636)	(115)
Other non-operating income	(465)	(1,006)
Interest expense:
Debt	23,844	24,448
Capitalized lease obligation	6,154	6,523
Amortization of deferred financing costs and debt discount	4,018	4,569
Change in fair value of derivatives	847	(135)
Interest income	(321)	(303)
Income from operations	32,148	38,687
Depreciation and amortization	70,316	64,659
Straight-line lease expense	(223)	748
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(7,202)	(7,133)
Non-cash stock-based compensation expense	7,572	6,894
Entrance fee receipts(2)	14,959	16,873
Entrance fee disbursements	(8,446)	(9,320)
Adjusted EBITDA	$108,031	$110,315

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $11.8 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014(1)	2013(1)
Net cash provided by operating activities	$52,696	$64,485
Changes in operating assets and liabilities	28,558	16,446
Refundable entrance fees received(2)(3)	5,924	7,636
Entrance fee refunds disbursed	(8,446)	(9,320)
Recurring capital expenditures, net	(9,369)	(9,324)
Lease financing debt amortization with fair market value or no purchase options	(3,897)	(3,371)
Distributions from unconsolidated ventures from cumulative share of net earnings	(245)	(668)
CFFO from unconsolidated ventures	2,241	1,958
Cash From Facility Operations	$67,462	$67,842

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $11.8 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Collections, net of new issuances for the three months ended March 31, 2014 and 2013 were $0.9 million and $2.2 million, respectively.
(3)	Total entrance fee receipts for the three months ended March 31, 2014 and 2013 were $15.0 million and $16.9 million, respectively, including $9.0 million and $9.2 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net (loss) income to Facility Operating Income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(2,299)	$3,558
Provision for income taxes	1,006	1,148
Equity in earnings of unconsolidated ventures	(636)	(115)
Other non-operating income	(465)	(1,006)
Interest expense:
Debt	23,844	24,448
Capitalized lease obligation	6,154	6,523
Amortization of deferred financing costs and debt discount	4,018	4,569
Change in fair value of derivatives	847	(135)
Interest income	(321)	(303)
Income from operations	32,148	38,687
Depreciation and amortization	70,316	64,659
Facility lease expense	69,869	69,019
General and administrative (including non-cash stock-based compensation expense)	55,509	46,611
Amortization of entrance fees	(7,202)	(7,133)
Management fees	(7,402)	(7,609)
Facility Operating Income	$213,238	$204,234

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2014, we had approximately $1.4 billion of long-term fixed rate debt, $951.9 million of long-term variable rate debt, excluding our line of credit, and $293.0 million of capital and financing lease obligations. As of March 31, 2014, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.5% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of March 31, 2014, $1.4 billion, or 60.1%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of March 31, 2014, $692.9 million, or 29.9%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $232.1 million, or 10.0%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $9.4 million, a 500 basis point increase in interest rates would have an impact of $43.1 million and a 1,000 basis point increase in interest rates would have an impact of $55.2 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 8 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

The following risk factors reflect certain modifications of, or additions to, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 primarily as a result of the pending Merger with Emeritus and the pending transactions with HCP contemplated by the Master Agreement.

Risks Related to the Merger and the Transactions Contemplated by the Master Agreement

Failure to complete the Merger and/or the transactions contemplated by the Master Agreement could negatively affect our share price, future business and financial results.

Completion of the Merger and/or the transactions contemplated by the Master Agreement is not assured and is subject to risks, including the risks that approval of the transactions by our stockholders and the stockholders of Emeritus (in the case of the Merger) or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If either transaction is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

·	having to pay certain significant transaction costs relating to the transaction without receiving the benefits of such transaction;
·
in connection with the Merger, potentially having to pay a termination fee of $13.5 million if our stockholder approval is not obtained or a termination fee of $143 million in other specific circumstances, including without limitation, a change in our board of directors' recommendation to our stockholders or termination to accept an alternative takeover proposal;

·	our share price may decline to the extent that the current market prices reflect an assumption by the market that such transactions will be completed; and
·	we may be subject to litigation related to any failure to complete such transactions.

We will incur substantial transaction fees and costs in connection with the Merger and the transactions contemplated by the Master Agreement.

We expect to incur a significant amount of non-recurring expenses in connection with the Merger and the transactions contemplated by the Master Agreement. Additional unanticipated costs may be incurred, including, without limitation, unexpected transaction costs and other expenses in the course of the integration of our business and the business of Emeritus. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the transactions will offset the transaction and integration costs in the near term, or at all.

We, Emeritus and/or HCP may be unable to obtain the regulatory approvals and third party consents required to complete the Merger and the transactions contemplated by the Master Agreement or, in order to do so, we, Emeritus and/or HCP may be required to comply with material restrictions or conditions that are not anticipated. Such unanticipated material restrictions or conditions may negatively affect the company after the transactions are completed or cause us to abandon such transactions.  Failure to complete the Merger and/or the transactions contemplated by the Master Agreement could also negatively affect our future business and financial results.

Completion of the Merger and the transactions contemplated by the Master Agreement is contingent upon, among other things, the receipt of certain required regulatory approvals, including required regulatory approvals from governmental authorities necessary for the ownership, operation and management of each of the applicable facilities following closing, as well as certain third party consents. We, Emeritus and HCP can provide no assurance that all required regulatory or third party authorizations, approvals or consents will be obtained or that the authorizations, approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the Company.

Delays in completing the Merger and/or the transactions contemplated by the Master Agreement may substantially reduce the expected benefits of such transactions.

Satisfying the conditions to, and completion of, the Merger and/or the transactions contemplated by the Master Agreement may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the transactions may materially adversely affect the synergies and other benefits that we expect to achieve from such transactions. In addition, we and Emeritus each have the right to terminate the Merger Agreement if the Merger is not completed by November 20, 2014, except that such date may be extended to January 20, 2015 if the only unsatisfied conditions to the completion of the Merger are those regarding the receipt of certain regulatory and third party approvals and consents, and we and HCP each have the right to terminate the Master Agreement if the transactions contemplated thereby are not completed by December 31, 2014.

Litigation, including stockholder litigation, against Emeritus and/or us could result in an injunction preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or an adverse effect on the company's business, financial condition or results of operations.

Transactions such as the Merger are often subject to lawsuits, including by stockholders.

In connection with the Merger, three purported class action lawsuits have been filed on behalf of Emeritus stockholders in the Superior Court of King County, Washington:  Tampa Maritime Association/International Longshoremen's Association Pension Fund v. Emeritus Corp., et al., Case No. 14-2-06385-7-SEA, filed February 28, 2014; Sciabacucchi v. Emeritus Corp., et al., Case No. 14-2-06946-4-SEA, filed March 6, 2014; and Ellerson v. Emeritus Corp., et al., Case No. 14-2-07502-2-SEA, filed March 14, 2014.  It is possible that other related suits could subsequently be filed.

The allegations in the three lawsuits are similar.  They purport to be brought as class actions on behalf of all stockholders of Emeritus.  The complaints name as defendants Emeritus, the Emeritus board of directors, us and Merger Sub.  The complaints allege that the Emeritus board of directors breached its fiduciary duties to Emeritus stockholders by, among other things, failing to maximize stockholder value in connection with the Merger or to engage in a fair sale process before approving the Merger.  Specifically, the complaints allege that the Emeritus board of directors undervalued Emeritus in connection with the Merger and that the Emeritus board of directors agreed to certain deal protection mechanisms that precluded Emeritus from obtaining competing offers.  The Sciabacucchi complaint also alleges that the Emeritus board of directors breached its fiduciary duties by failing to disclose all material information concerning the Merger to Emeritus' stockholders. The three complaints also allege that we, Emeritus and Merger Sub aided and abetted the Emeritus board of directors' alleged breaches of fiduciary duties.  The complaints seek, among other things, injunctive relief, including rescission of the Merger, and damages, including counsel fees and expenses.

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

The Merger Agreement limits our ability to pursue alternatives to the Merger, which could discourage a potential acquirer of us from making an alternative transaction proposal and, in certain circumstances, could require us to pay Emeritus a significant termination fee.

Under the Merger Agreement, we are restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Merger. In general, unless and until the Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, causing, knowingly encouraging or knowingly facilitating any inquiries or the making of any proposals from any person that is or is reasonably likely to lead to a takeover proposal. Our board of directors is limited in its ability to change its recommendation with respect to the Merger-related stockholder proposals. We have the right to terminate the Merger Agreement and enter into an agreement with respect to a "superior proposal" only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement, the expiration of certain waiting periods that may give Emeritus an opportunity to amend the Merger Agreement so the "superior proposal" is no longer a "superior proposal" and the payment of the required termination fee. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	May 12, 2014

EXHIBIT INDEX

Exhibit No.	Description

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

10.2
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