Form 10-Q
period 2014-06-30
Brookdale Senior Living Inc.
filed 2014-08-11
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 5, 2014, 172,992,205 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of June 30, 2014 (Unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations -
	Three and six months ended June 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders' Equity -
	Six months ended June 30, 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2014 and 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 6.	Exhibits	44

Signatures		45

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$50,934	$58,511
Cash and escrow deposits — restricted	36,279	38,191
Accounts receivable, net	103,365	104,262
Deferred tax asset	17,050	17,643
Prepaid expenses and other current assets, net	81,065	76,255
Total current assets	288,693	294,862
Property, plant and equipment and leasehold intangibles, net	3,911,338	3,895,475
Cash and escrow deposits — restricted	58,935	57,611
Investment in unconsolidated ventures	41,965	44,103
Goodwill	109,553	109,553
Other intangible assets, net	157,003	158,757
Other assets, net	183,289	177,396
Total assets	$4,750,776	$4,737,757
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$64,031	$201,954
Trade accounts payable	52,022	65,840
Accrued expenses	198,925	209,479
Refundable entrance fees and deferred revenue	398,060	388,400
Tenant security deposits	4,900	5,171
Total current liabilities	717,938	870,844
Long-term debt, less current portion	2,571,460	2,404,624
Line of credit	12,000	30,000
Deferred entrance fee revenue	92,025	86,862
Deferred liabilities	155,949	154,870
Deferred tax liability	81,299	81,299
Other liabilities	88,482	88,321
Total liabilities	3,719,153	3,716,820
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized at June 30, 2014 and December 31, 2013; 131,019,627 and 130,155,012 shares issued and 128,591,226 and 127,726,611 shares outstanding (including 3,183,184 and 3,372,937 unvested restricted shares), respectively	1,286	1,277
Additional paid-in-capital	2,041,742	2,025,471
Treasury stock, at cost; 2,428,401 shares at June 30, 2014 and December 31, 2013	(46,800)	(46,800)
Accumulated deficit	(964,605)	(959,011)
Total stockholders' equity	1,031,623	1,020,937
Total liabilities and stockholders' equity	$4,750,776	$4,737,757

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Resident fees	$653,517	$620,938	$1,303,827	$1,245,308
Management fees	7,489	7,744	14,891	15,353
Reimbursed costs incurred on behalf of managed communities	87,387	87,786	176,950	168,073
Total revenue	748,393	716,468	1,495,668	1,428,734

Expense
Facility operating expense (excluding depreciation and amortization of $64,067, $59,444, $126,728 and $116,699, respectively)	435,415	416,027	865,285	829,030
General and administrative expense (including non-cash stock-based compensation expense of $7,729, $6,988, $15,301 and $13,882, respectively)	53,816	46,035	109,325	92,646
Facility lease expense	70,030	68,777	139,899	137,796
Depreciation and amortization	71,088	67,254	141,404	131,913
Asset impairment	—	2,154	—	2,154
Costs incurred on behalf of managed communities	87,387	87,786	176,950	168,073
Total operating expense	717,736	688,033	1,432,863	1,361,612
Income from operations	30,657	28,435	62,805	67,122

Interest income	285	252	606	555
Interest expense:
Debt	(29,657)	(29,843)	(59,655)	(60,814)
Amortization of deferred financing costs and debt discount	(4,078)	(4,348)	(8,096)	(8,917)
Change in fair value of derivatives	(1,322)	1,836	(2,169)	1,971
Loss on extinguishment of debt	(3,197)	(893)	(3,197)	(893)
Equity in earnings of unconsolidated ventures	1,523	445	2,159	560
Other non-operating income	3,456	80	3,921	1,086
(Loss) income before income taxes	(2,333)	(4,036)	(3,626)	670
Provision for income taxes	(962)	(1,164)	(1,968)	(2,312)
Net loss	$(3,295)	$(5,200)	$(5,594)	$(1,642)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.04)	$(0.01)

Weighted average shares used in computing basic and diluted net loss per share	125,058	123,405	124,770	123,114

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Total
Balances at January 1, 2014	127,727	$1,277	$2,025,471	$(46,800)	$(959,011)	$1,020,937
Compensation expense related to restricted stock grants	―	—	15,301	—	—	15,301
Net loss	―	—	—	—	(5,594)	(5,594)
Issuance of common stock under Associate Stock Purchase Plan	28	—	817	—	—	817
Restricted stock, net	836	9	(9)	—	—	—
Other	―	—	162	—	—	162
Balances at June 30, 2014	128,591	$1,286	$2,041,742	$(46,800)	$(964,605)	$1,031,623

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(5,594)	$(1,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	3,197	893
Depreciation and amortization	149,500	140,830
Asset impairment	—	2,154
Equity in earnings of unconsolidated ventures	(2,159)	(560)
Distributions from unconsolidated ventures from cumulative share of net earnings	615	1,441
Amortization of deferred gain	(2,186)	(2,186)
Amortization of entrance fees	(14,749)	(14,165)
Proceeds from deferred entrance fee revenue	23,941	21,361
Deferred income tax provision	593	—
Change in deferred lease liability	(440)	1,432
Change in fair value of derivatives	2,169	(1,971)
Loss (gain) on sale of assets	115	(902)
Non-cash stock-based compensation	15,301	13,882
Changes in operating assets and liabilities:
Accounts receivable, net	1,415	(7,328)
Prepaid expenses and other assets, net	(14,185)	(3,539)
Accounts payable and accrued expenses	(13,316)	2,055
Tenant refundable fees and security deposits	(477)	(593)
Deferred revenue	474	(6,334)
Net cash provided by operating activities	144,214	144,828

Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(66)	(3,018)
Decrease in cash and escrow deposits — restricted	588	3,021
Additions to property, plant and equipment and leasehold intangibles, net	(133,429)	(100,291)
Acquisition of assets, net of related payables and cash received	(515)	(4,835)
Payments on (issuance of) notes receivable, net	2,640	(64)
Investment in unconsolidated ventures	—	(7,992)
Distributions received from unconsolidated ventures	2,643	—
Proceeds from sale of assets, net	—	7,554
Net cash used in investing activities	(128,139)	(105,625)

Cash Flows from Financing Activities
Proceeds from debt	180,154	427,622
Repayment of debt and capital lease obligations	(181,813)	(488,532)
Proceeds from line of credit	82,000	190,000
Repayment of line of credit	(100,000)	(200,000)
Payment of financing costs, net of related payables	(818)	(7,895)
Refundable entrance fees:
Proceeds from refundable entrance fees	16,942	19,390
Refunds of entrance fees	(17,659)	(16,776)
Cash portion of loss on extinguishment of debt	(3,180)	(453)
Purchase of derivatives	—	(1,489)
Other	722	636
Net cash used in financing activities	(23,652)	(77,497)
Net decrease in cash and cash equivalents	(7,577)	(38,294)
Cash and cash equivalents at beginning of period	58,511	69,240
Cash and cash equivalents at end of period	$50,934	$30,946

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2014, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The Company allocates the purchase price of communities based on their fair values in accordance with the provisions of Accounting Standards Codification ("ASC") 805 - Business Combinations ("ASC 805").  The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term debt and are recorded in other assets and amortized on a straight-line basis, which approximates the effective yield method, over the term of the related debt.  Unamortized deferred financing fees are written-off when debt is retired before the maturity date.  Upon refinancing of mortgage debt or amendment of the line of credit, unamortized deferred financing fees and additional financing costs incurred are accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Fair Value of Financial Instruments

ASC 820 – Fair Value Measurements establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value and estimated fair value of approximately $2.6 billion as of June 30, 2014 and December 31, 2013.  The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 changes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted the provisions of this update as of January 1, 2014 and incorporated the provisions of this update to its condensed consolidated financial statements upon adoption. The adoption of this update did not have a material impact on the Company's financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's condensed consolidated financial statements and disclosures.

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

During the three and six months ended June 30, 2014 and 2013, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 3.6 million and 4.3 million for the three months ended June 30, 2014 and 2013, respectively, and 3.7 million and 4.4 million for the six months ended June 30, 2014 and 2013, respectively.

As a result of the net loss, the calculation of diluted weighted average shares also excludes the impact of conversion of the Company's $316.3 million of convertible senior notes.  As of June 30, 2014 and 2013, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion.  The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.  In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock.  As of June 30, 2014 and 2013, the number of shares issuable upon exercise of the warrants is approximately 10.8 million.

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

The Company's compensation expense recorded in connection with grants of restricted stock for the three and six months ended June 30, 2014 and 2013 reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's Omnibus Stock Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2014	1,028	$27.01 − $27.18	$27,774
Three months ended June 30, 2014	42	$31.06 − $33.84	$1,313

5.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the six months ended June 30, 2014 and the year ended December 31, 2013 presented on an operating segment basis (dollars in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$(521)	$7,121	$7,642	$(521)	$7,121
Assisted Living	102,680	(248)	102,432	102,680	(248)	102,432
Total	$110,322	$(769)	$109,553	$110,322	$(769)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the six months ended June 30, 2014.

The following is a summary of other intangible assets at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$147,610	$(26,810)	$120,800	$147,610	$(24,961)	$122,649
Health care licenses	34,499	—	34,499	33,853	—	33,853
Other	3,331	(1,627)	1,704	3,331	(1,076)	2,255
Total	$185,440	$(28,437)	$157,003	$184,794	$(26,037)	$158,757

Amortization expense related to definite-lived intangible assets for both the three months ended June 30, 2014 and 2013 was $1.2 million and for the six months ended June 30, 2014 and 2013 was $2.4 million and $2.3 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.  No indicators of impairment were present during the six months ended June 30, 2014.

6.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital leases, consist of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Land	$302,829	$302,444
Buildings and improvements	3,563,952	3,508,693
Leasehold improvements	65,357	59,948
Furniture and equipment	667,072	623,352
Resident and leasehold operating intangibles	435,012	435,012
Construction in progress	97,200	88,309
Assets under capital and financing leases	740,542	699,973
	5,871,964	5,717,731
Accumulated depreciation and amortization	(1,960,626)	(1,822,256)
Property, plant and equipment and leasehold intangibles, net	$3,911,338	$3,895,475

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the six months ended June 30, 2014.

7.  Debt

Long-Term Debt, Capital Leases and Financing Obligations

Long-term debt, capital leases and financing obligations consist of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage notes payable due 2016 through 2023; weighted average interest rate of 4.03% for the six months ended June 30, 2014, net of debt premium of $1.1 million (weighted average interest rate of 4.12% in 2013)	$2,025,362	$2,037,649
Capital and financing lease obligations payable through 2026; weighted average interest rate of 8.05% for the six months ended June 30, 2014 (weighted average interest rate of 8.14% in 2013)	312,178	299,824
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $49.5 million and $54.8 million at June 30, 2014 and December 31, 2013, respectively, interest at 2.75% per annum, due June 2018	266,794	261,443
Construction financing due 2017 through 2027; weighted average interest rate of 5.20% for the six months ended June 30, 2014 (weighted average interest rate of 6.22% in 2013)	28,453	4,476
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.65% for the six months ended June 30, 2014 (weighted average interest rate of 2.65% in 2013), due 2014	2,704	3,186
Total debt	2,635,491	2,606,578
Less current portion	64,031	201,954
Total long-term debt	$2,571,460	$2,404,624

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

As of June 30, 2014, the Company had an available secured line of credit with a commitment and available amount of $250.0 million (of which $12.0 million had been drawn as of such date).  The Company also had secured and unsecured letter of credit facilities of up to $84.5 million in the aggregate as of June 30, 2014.  Letters of credit totaling $71.6 million had been issued under these facilities as of that date.

Financings

On April 9, 2014, the Company obtained $146.0 million in loans, secured by first mortgages on 20 communities. The loans bear interest at a fixed rate of 4.77% and mature in May 2021. Proceeds of the loans were used to refinance $140.0 million of mortgage debt that was scheduled to mature in November 2014.

As of June 30, 2014, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

Stockholder Litigation

In connection with the acquisition of Emeritus (as discussed in Note 13), three purported class action lawsuits relating to the Agreement and Plan of Merger, dated as of February 20, 2014 (the "Merger Agreement"), by and among the Company, Emeritus Corporation ("Emeritus") and Broadway Merger Sub Corporation ("Merger Sub"), were filed on behalf of Emeritus shareholders in the Superior Court of King County, Washington against Emeritus, members of the Emeritus board of directors, the Company and Merger Sub (the "Defendants"), which lawsuits were subsequently consolidated into a single action captioned In re Emeritus Corp. Shareholder Litigation, No. 14-2-06385-7 SEA (the "Washington Action"). On June 26, 2014, the Defendants entered into a memorandum of understanding (the "Memorandum of Understanding") with respect to a proposed settlement of the Washington Action, pursuant to which the parties agreed, among other things, that the Company and Emeritus would make certain supplemental disclosures related to the proposed merger, which supplemental disclosures were made by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2014 and incorporated by reference into the Company's Registration Statement on Form S-4 and the joint proxy statement/prospectus of the Company and Emeritus included therein. The parties have agreed to use their collective best efforts to obtain final approval of the settlement and the dismissal of the Washington Action with prejudice. Subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the Memorandum of Understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Emeritus' shareholders. As explained in the Memorandum of Understanding, if the settlement is finally approved by the Washington court, the parties anticipate that it will resolve and release all claims in all actions pursuant to terms that will be disclosed to former Emeritus shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel in the Washington Action will file a petition in the Washington court for an award of attorneys' fees and expenses to be paid by the Company. The Company will pay or cause to be paid any attorneys' fees and expenses awarded by the Washington court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Washington court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated.

Emeritus Legal Matters

On July 29, 2013, a claim alleging the failure to provide certain services at Emeritus' California assisted living communities was filed against Emeritus in the Alameda County Superior Court and subsequently removed to the United States District Court for the Northern District of California. In this case, the plaintiff is seeking to represent a class of residents at such California communities during the period beginning July 29, 2009.  The plaintiff alleges violations of certain laws, including California's Consumer Legal Remedies Act, Unfair Competition Law and Financial Elder Abuse statute.  Emeritus has filed a motion to dismiss the action in its entirety, and the Company believes that the suit is without merit. At this time, the Company is unable to estimate a possible range of loss.

On March 29, 2013, Emeritus received a civil investigative demand ("CID") from the Western District of the Washington office of the United States Department of Justice ("DOJ") requesting certain documents related to Emeritus billing to Medicaid programs dating from January 1, 2008.  The CID was issued in connection with an investigation undertaken by the DOJ and other agencies into Emeritus bills to Medicaid programs for assisted living facility services provided to Medicaid residents who may have been hospitalized during billed dates of service. Emeritus has been cooperating with the DOJ in connection with its investigation. The Company is currently unable to predict neither the outcome of this matter nor a reasonable range of potential losses.

9.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$60,399	$62,293
Income taxes paid	$2,168	$1,834
Write-off of deferred financing costs	$17	$440

Acquisition of assets, net of related payables and cash received:
Prepaid expenses and other current assets	$—	$(1,326)
Property, plant and equipment and leasehold intangibles, net	—	17,157
Other intangible assets, net	—	2,306
Other assets, net	—	409
Accrued expenses	—	(3,866)
Long-term debt	—	(9,845)
Net	$—	$4,835

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$27,100	$—
Long-term debt	(27,100)	—
Net	$—	$—

10.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash basis payment	$71,340	$69,186	$142,525	$138,550
Straight-line expense	(217)	684	(440)	1,432
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Facility lease expense	$70,030	$68,777	$139,899	$137,796

11.  Income Taxes

The difference in the Company's effective tax rates for both the three and six months ended June 30, 2014 and 2013 was primarily due to changes in the Company's financial results under generally accepted accounting principles.  The Company's tax expense mainly reflects its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.  The Company continues to maintain that the deferred tax assets recorded as of June 30, 2014, primarily related to net operating losses generated prior to December 31, 2010, are not more likely than not to be realized based on the reversal of deferred tax liabilities recorded.  However, if the Company continues its current trend of improved earnings before taxes under generally accepted accounting principles, this valuation allowance may be reduced in future periods.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the six months ended June 30, 2014.  Tax returns for years 2010 through 2012 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

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

During the six months ended June 30, 2014, two communities moved between segments to more accurately reflect the underlying product offering of the communities.  The movement did not change the Company's reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and Assisted Living segments.  Revenue and expenses for the three and six months ended June 30, 2013 have not been recast.

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue(1)
Retirement Centers	$133,441	$130,170	$265,790	$259,092
Assisted Living	277,230	260,497	554,661	521,112
CCRCs - Rental	98,212	97,562	196,156	197,889
CCRCs - Entry Fee	79,100	74,016	158,269	148,324
Brookdale Ancillary Services	65,534	58,693	128,951	118,891
Management Services(2)	94,876	95,530	191,841	183,426
	$748,393	$716,468	$1,495,668	$1,428,734
Segment operating income(3)
Retirement Centers	$56,891	$54,177	$113,121	$107,511
Assisted Living	104,246	96,181	209,238	192,466
CCRCs - Rental	25,693	25,567	52,523	54,644
CCRCs - Entry Fee	18,367	17,772	38,002	37,343
Brookdale Ancillary Services	12,905	11,214	25,658	24,314
Management Services	7,489	7,744	14,891	15,353
	225,591	212,655	453,433	431,631
General and administrative (including non-cash stock-based compensation expense)	53,816	46,035	109,325	92,646
Facility lease expense	70,030	68,777	139,899	137,796
Depreciation and amortization	71,088	67,254	141,404	131,913
Asset impairment	—	2,154	—	2,154
Income from operations	$30,657	$28,435	$62,805	$67,122

	As of
	June 30, 2014	December 31, 2013
Total assets
Retirement Centers	$1,259,051	$1,258,294
Assisted Living	1,533,312	1,514,385
CCRCs - Rental	497,710	499,873
CCRCs - Entry Fee	964,049	960,708
Brookdale Ancillary Services	90,096	94,986
Corporate and Management Services	406,558	409,511
Total assets	$4,750,776	$4,737,757

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)  Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

13.  Subsequent Events

Acquisition of Emeritus

On July 31, 2014, the Company acquired 100% of the equity and voting interests in Emeritus. The results of Emeritus' operations will be included in the condensed consolidated financial statements subsequent to that date. Emeritus is a senior living service provider focused on operating residential style communities throughout the United States. Emeritus' assisted living and Alzheimer's and dementia care communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of Emeritus' communities offer independent living alternatives and, to a lesser extent, skilled nursing care. Emeritus also offers a range of outpatient therapy and home health services in Florida, Arizona and Texas. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities.

The aggregate acquisition-date fair value of the purchase consideration transferred for the acquisition of Emeritus was approximately $1.6 billion which consisted of the issuance of 47.6 million shares of common stock in the acquisition of outstanding Emeritus common stock and Emeritus stock options. The fair value of the 47.6 million common shares issued was determined based on the closing market price of the Company's common shares on the acquisition date.

As a result of the acquisition of Emeritus, the Company acquired entities that are lessees under operating and capital leases covering 311 communities, as well as certain other leases such as office leases and leases associated with Emeritus' Nurse on Call business. The community leases contain customary terms, including assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants. In connection with the closing of the acquisition, the Company has entered into guarantees of certain of these leases.

In addition, as a result of the acquisition of Emeritus, the Company assumed approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness of Emeritus. The mortgage loans are collateralized by a total of 182 underlying communities, bear interest either at fixed rates at a weighted average of 6.07% per annum or at variable rates at a weighted average of 5.19% per annum (in each case, as of June 30, 2014), and have remaining maturities ranging from approximately three months to 33 years. The mortgage loans contain customary terms including assignment and change of control restrictions, acceleration provisions and financial covenants. In connection with the closing of the acquisition, the Company has entered into guarantees of certain of these debt arrangements.

In connection with its appeal of the June 4, 2013 judgment in the Joan Boice et al. v. Emeritus Corporation et al. case, Emeritus was required to post an appeal bond with the court.  Emeritus made a cash deposit in the amount of $20.9 million to collateralize the bond.  The amount of the cash deposit and the reserve regarding the judgment have been contemplated in the preliminary purchase price allocation.

The Company is in the process of obtaining third-party valuations of Emeritus' assets and liabilities. The table below presents a preliminary allocation of purchase price to the assets acquired and liabilities assumed (in millions):

Preliminary Allocation of Purchase Price
Property, plant and equipment and leasehold intangibles	$5,520
Goodwill	518
Other intangible assets	287
Other assets	383
Long-term debt, capital leases and financing obligations	(4,192)
Other liabilities	(867)
Fair value of Brookdale common stock issued	$1,649

Upon completion of the fair value assessment, the Company anticipates the ultimate fair values of the net assets acquired will differ from the preliminary assessment outlined above. Generally, changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

The goodwill of $518 million is primarily attributed to the synergies expected to arise after the acquisition. The goodwill is not deductible for tax purposes.

The following table provides the pro forma consolidated statements of operations as if the Company had acquired Emeritus on January 1, 2013 (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$1,273	$1,192	$2,542	$2,377
Net loss attributable to common shares	(43)	(132)	(93)	(259)

Basic and diluted net loss per share attributable to common shares	$(0.25)	$(0.77)	$(0.54)	$(1.52)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	172,642	170,989	172,354	170,698

The Company incurred $11.3 million and $21.8 million of acquisition costs related to the acquisition of Emeritus for the three months and six months ended June 30, 2014, respectively. Acquisition costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, and other professional fees. These acquisition costs are included in general and administrative expense in the condensed consolidated statements of operations. These transaction costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from the pro forma consolidated statements of operations.

The pro forma consolidated statements of operations are based on assumptions and estimates considered appropriate by Brookdale's management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Emeritus acquisition occurred at the beginning of the periods presented, nor do they purport to represent the consolidated results of operations for future periods. These pro forma consolidated statements of operations do not include the impact of any synergies that may be achieved in the acquisition or any strategies that management may consider in order to continue to efficiently manage operations.

On July 30, 2014, in connection with the acquisition of Emeritus, the Company's Certificate of Incorporation was amended to authorize up to 400 million shares of common stock.

Community Acquisitions

In July 2014, the Company acquired the underlying real estate associated with four communities that were previously leased for an aggregate purchase price of $51.4 million. The results of operations of three and one of these communities, prior and subsequent to the acquisition, are reported in the Retirement Centers and Assisted Living segments, respectively. The Company financed the transactions with $17.0 million of seller-financing secured by three of the communities. The balance of the purchase price was paid from cash on hand.

HCP Transactions

On April 23, 2014, the Company and HCP, Inc., a Maryland corporation, ("HCP"), entered into a Master Contribution and Transactions Agreement (the "Master Agreement"). At the closing of the transactions contemplated by the Master Agreement (the "Master Agreement Closing"), the Company and HCP will enter into two joint venture transactions and amend the terms of certain existing agreements between the Company and HCP, and between Emeritus and HCP (collectively, the "HCP Transactions"). At the Master Agreement Closing:

   •   The Company and HCP will enter into a joint venture (the "CCRCs JV") with respect to certain continuing care retirement / entrance fee communities currently owned, leased and/or operated by the Company. The Company will own a 51% ownership interest and HCP will own a 49% ownership interest in the CCRCs JV.

  •   The Company and HCP will enter into a joint venture (the "RIDEA JV") with respect to certain independent living, assisted living, memory care and/or skilled nursing care communities currently owned by HCP and leased and operated by Emeritus. The Company will own a 20% ownership interest and HCP will own an 80% ownership interest in the RIDEA JV.

  •   The Company and HCP will amend and restate certain triple net leases (the "NNN-Leased Portfolio") between Emeritus and HCP in respect of 153 communities, which amended and restated leases will provide for the creation of multiple pools of master leases. The amended and restated leases will provide for lower future rent payments and escalations compared to the existing leases. HCP has agreed to make available up to $100 million for capital expenditures related to the communities in the NNN-Leased Portfolio during calendar years 2014 through 2017 at an initial lease rate of 7.0%.

In connection with the transactions contemplated by the Master Agreement, the Company and HCP have also agreed that the Company will waive the purchase option rights granted by HCP to Emeritus pursuant to 49 of the existing Emeritus leases. The Master Agreement Closing is subject to customary closing conditions including the receipt of regulatory approvals and lender consents. The HCP Transactions are expected to close during the third quarter of 2014, although there can be no assurance that the transactions will close or, if they do, when the actual closing will occur.

On April 22, 2014, the Company executed purchase agreements (the "Purchase Agreements") which provide for the acquisition by the Company of four communities managed by the Company (the "Managed Communities") for an aggregate purchase price of $323.5 million. In connection with the transactions contemplated by the Master Agreement, the Company will contribute the rights and obligations of the Company under the Purchase Agreements to the CCRCs JV and HCP will contribute $323.5 million in cash to the CCRCs JV for such purchases.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time (including statements with respect to the integration of Emeritus and the transactions contemplated by the Master Agreement (as defined herein)) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and Cash From Facility Operations; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein); and our expectations regarding the integration of Emeritus and the transactions contemplated by the Master Agreement. Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the integration of Emeritus and the transactions contemplated by the Master Agreement, including in respect of the satisfaction of closing conditions to the transactions contemplated by the Master Agreement; unanticipated difficulties and/or expenditures relating to the transactions contemplated by the Master Agreement; the risk that regulatory approvals required for the transactions contemplated by the Master Agreement are not obtained or are obtained subject to conditions that are not anticipated; uncertainties as to the timing of such transactions; litigation relating to such transactions; the impact of such transactions on relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

On July 31, 2014, we acquired 100% of the equity and voting interests in Emeritus. The results of Emeritus' operations will be included in the condensed consolidated financial statements subsequent to that date. Emeritus is a senior living service provider focused on operating residential style communities throughout the United States. Emeritus' assisted living and Alzheimer's and dementia care communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of Emeritus' communities offer independent living alternatives and, to a lesser extent, skilled nursing care. Emeritus also offer a range of outpatient therapy and home health services in Florida, Arizona and Texas. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities. On April 23, 2014, we entered into a Master Contribution and Transactions Agreement with HCP.  We and HCP will enter into two joint venture transactions and amend the terms of certain of our existing agreements with HCP and/or certain of its affiliates, and certain existing agreements between Emeritus and HCP and/or certain of their respective affiliates. See note 13.

During the six months ended June 30, 2014, we continued to make progress in implementing our long-term growth strategy. Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) growth through strategic capital allocation; (iii) growth through development of a market leading Brookdale brand; and (iv) growth through innovation of product offerings, including our Brookdale Ancillary Services programs.

The table below presents a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2014 and 2013 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Total revenues	$748.4	$716.5	$31.9	4.5%
Net loss	$(3.3)	$(5.2)	$(1.9)	(36.6%)
Adjusted EBITDA	$117.3	$113.8	$3.5	3.1%
Cash From Facility Operations	$76.7	$71.2	$5.5	7.7%
Facility Operating Income	$210.6	$197.9	$12.7	6.4%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Total revenues	$1,495.7	$1,428.7	$66.9	4.7%
Net loss	$(5.6)	$(1.6)	$4.0	240.7%
Adjusted EBITDA	$225.4	$224.1	$1.2	0.5%
Cash From Facility Operations	$144.1	$139.0	$5.1	3.7%
Facility Operating Income	$423.8	$402.1	$21.7	5.4%

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

During the six months ended June 30, 2014, we experienced an increase in our total revenues, primarily due to increases in average monthly revenue per unit and our ancillary services revenue. Total revenues for the six months ended June 30, 2014 increased to $1.5 billion, an increase of $66.9 million, or 4.7%, over our total revenues for the six months ended June 30, 2013. Resident fees for the six months ended June 30, 2014 increased $58.5 million, or 4.7% from the prior year period. Management fees decreased $0.5 million, or 3.0%, from the prior year period, and reimbursed costs incurred on behalf of managed communities increased $8.9 million, or 5.3%.

The increase in resident fees during the six months ended June 30, 2014 was primarily a result of a 3.0% increase in senior housing average monthly revenue per unit compared to the prior year period, an increase in revenues from our ancillary services programs, and the inclusion of revenue from communities acquired and new units added to existing communities since the end of the second quarter of 2013.  Our weighted average occupancy rate for the six months ended June 30, 2014 and 2013 was 88.3% and 88.4%, respectively.  The increase in our senior housing average monthly revenue per unit was a result of improving fundamentals, execution by our field organization and sales and marketing team and the benefit of the capital we have invested and continue to spend on our communities.

During the six months ended June 30, 2014, we continued efforts to control our cost growth.  Facility operating expenses for the six months ended June 30, 2014 were $865.3 million, an increase of $36.3 million, or 4.4%, as compared to the six months ended June 30, 2013.

Net loss for the six months ended June 30, 2014 was $5.6 million, or $(0.04) per basic and diluted common share, compared to a net loss of $1.6 million, or $(0.01) per basic and diluted common share, for the six months ended June 30, 2013.

During the six months ended June 30, 2014, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 0.5%, 3.7% and 5.4%, respectively, when compared to the six months ended June 30, 2013.  Adjusted EBITDA and CFFO include integration, transaction-related and electronic medical records ("EMR") roll-out costs of $23.7 million for the six months ended June 30, 2014 and $5.7 million for the six months ended June 30, 2013.

Consolidated Results of Operations

Three Months Ended June 30, 2014 and 2013

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

During the six months ended June 30, 2014, two communities moved between segments to more accurately reflect the underlying product offering of the communities.  The movement did not change the Company's reportable segments, but it did impact the revenues, expenses and operating data reported within the Retirement Centers and Assisted Living segments.  Revenue, expenses and operating data for the three months ended June 30, 2013 have not been recast.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$133,441	$130,170	$3,271	2.5%
Assisted Living	277,230	260,497	16,733	6.4%
CCRCs – Rental	98,212	97,562	650	0.7%
CCRCs – Entry Fee	79,100	74,016	5,084	6.9%
Brookdale Ancillary Services	65,534	58,693	6,841	11.7%
Total resident fees	653,517	620,938	32,579	5.2%
Management services(1)	94,876	95,530	(654)	(0.7%)
Total revenue	748,393	716,468	31,925	4.5%
Expense
Facility operating expense
Retirement Centers	76,550	75,993	557	0.7%
Assisted Living	172,984	164,316	8,668	5.3%
CCRCs – Rental	72,519	71,995	524	0.7%
CCRCs – Entry Fee	60,733	56,244	4,489	8.0%
Brookdale Ancillary Services	52,629	47,479	5,150	10.8%
Total facility operating expense	435,415	416,027	19,388	4.7%
General and administrative expenses	53,816	46,035	7,781	16.9%
Facility lease expense	70,030	68,777	1,253	1.8%
Depreciation and amortization	71,088	67,254	3,834	5.7%
Asset impairment	—	2,154	(2,154)	(100.0%)
Costs incurred on behalf of managed communities	87,387	87,786	(399)	(0.5%)
Total operating expense	717,736	688,033	29,703	4.3%
Income from operations	30,657	28,435	2,222	7.8%
Interest income	285	252	33	13.1%
Interest expense
Debt	(29,657)	(29,843)	(186)	(0.6%)
Amortization of deferred financing costs and debt discount	(4,078)	(4,348)	(270)	(6.2%)
Change in fair value of derivatives	(1,322)	1,836	3,158	172.0%
Loss on extinguishment of debt	(3,197)	(893)	2,304	258.0%
Equity in earnings of unconsolidated ventures	1,523	445	1,078	242.2%
Other non-operating income	3,456	80	3,376	NM
Loss before income taxes	(2,333)	(4,036)	(1,703)	(42.2%)
Provision for income taxes	(962)	(1,164)	(202)	(17.4%)
Net loss	$(3,295)	$(5,200)	$(1,905)	(36.6%)

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	647	650	(3)	(0.5%)
Total units operated(2)
Period end	65,607	66,134	(527)	(0.8%)
Weighted average	65,606	66,217	(611)	(0.9%)
Owned/leased communities units(2)
Period end	48,630	47,946	684	1.4%
Weighted average	48,628	47,907	721	1.5%
Owned/leased communities occupancy rate (weighted average)	88.1%	88.3%	(0.2%)	(0.2%)
Senior Housing average monthly revenue per unit(3)	$4,518	$4,373	$145	3.3%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	74	76	(2)	(2.6%)
Total units(2)
Period end	14,163	14,430	(267)	(1.9%)
Weighted average	14,162	14,429	(267)	(1.9%)
Occupancy rate (weighted average)	88.9%	89.4%	(0.5%)	(0.6%)
Senior Housing average monthly revenue per unit(3)	$3,532	$3,362	$170	5.1%
Assisted Living
Number of communities (period end)	440	432	8	1.9%
Total units(2)
Period end	22,458	21,524	934	4.3%
Weighted average	22,463	21,499	964	4.5%
Occupancy rate (weighted average)	89.0%	89.4%	(0.4%)	(0.4%)
Senior Housing average monthly revenue per unit(3)	$4,622	$4,519	$103	2.3%
CCRCs - Rental
Number of communities (period end)	26	27	(1)	(3.7%)
Total units(2)
Period end	6,469	6,687	(218)	(3.3%)
Weighted average	6,469	6,684	(215)	(3.2%)
Occupancy rate (weighted average)	85.9%	86.2%	(0.3%)	(0.3%)
Senior Housing average monthly revenue per unit(3)	$5,894	$5,649	$245	4.3%
CCRCs - Entry Fee
Number of communities (period end)	15	14	1	7.1%
Total units(2)
Period end	5,540	5,305	235	4.4%
Weighted average	5,534	5,295	239	4.5%
Occupancy rate (weighted average)	84.7%	83.8%	0.9%	1.1%
Senior Housing average monthly revenue per unit(3)	$5,091	$5,025	$66	1.3%

Other Entry Fee Data
Non-refundable entrance fees sales	$14,906	$12,124	$2,782	22.9%
Refundable entrance fees sales(4)	11,018	11,754	(736)	(6.3%)
Total entrance fee receipts	25,924	23,878	2,046	8.6%
Refunds	(9,213)	(7,456)	1,757	23.6%
Net entrance fees	$16,711	$16,422	$289	1.8%

Management Services
Number of communities (period end)	92	101	(9)	(8.9%)
Total units(2)
Period end	16,977	18,188	(1,211)	(6.7%)
Weighted average	16,978	18,310	(1,332)	(7.3%)
Occupancy rate (weighted average)	86.8%	84.9%	1.9%	2.2%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	798,754	840,076	(41,322)	(4.9%)
Home Health average census	5,257	4,366	891	20.4%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the three months ended June 30, 2014 and 2013 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $1.7 million and $4.0 million for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, our total operations included 647 communities with a capacity to serve 66,332 residents.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, and the inclusion of revenue from communities acquired and new units added to existing communities since the end of the prior year period.  During the current period, revenues grew 3.2% at the 522 communities we operated during both periods with a 3.4% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.1% in these communities period over period.

Retirement Centers revenue increased $3.3 million, or 2.5%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods.  The increase was partially offset by the impact of the reclassification of two communities out of this segment and into the Assisted Living segment subsequent to the prior year period and a decrease in occupancy at the communities we operated during both periods.

Assisted Living revenue increased $16.7 million, or 6.4%, primarily due to the inclusion of revenue from communities acquired after the prior year period, as well as an increase in average monthly revenue per unit at the communities we operated during both periods.  Additionally, revenue increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment subsequent to the prior year period. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental revenue increased $0.7 million, or 0.7%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods. The increase was partially offset by the impact of the disposition of one community after the prior year period and a decrease in occupancy at the communities we operated during both periods.

CCRCs - Entry Fee revenue increased $5.1 million, or 6.9%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods and the inclusion of revenue from a community acquired after the prior year period.

Brookdale Ancillary Services revenue increased $6.8 million, or 11.7%, primarily due to increased home health average census and the roll-out of our hospice services to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, decreased $0.7 million, or 0.7%, primarily due to the impact of the acquisition of previously managed communities and the termination of management agreements subsequent to the end of the prior year period. The increase was partially offset by additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and occupancy increases at the communities operated in both periods.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increases in salaries and wages and costs incurred in connection with increased census and continued expansion of our ancillary services programs and the inclusion of expenses from recent acquisitions.

Retirement Centers operating expenses increased $0.6 million, or 0.7%, primarily driven by an increase in salaries and wages due to wage rate increases. The increase was partially offset by the impact of the reclassification of two communities out of this segment and into the Assisted Living segment subsequent to the prior year period.

Assisted Living operating expenses increased $8.7 million, or 5.3%, primarily driven by the inclusion of operating expenses from communities acquired after the prior year period as well as increases in salaries and wages due to wage rate increases. Additionally, expenses increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment subsequent to the prior year period.

CCRCs - Rental operating expenses increased $0.5 million, or 0.7%, primarily due to an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period. The increase was partially offset by the impact of the disposition of one community after the prior year period.

CCRCs - Entry Fee operating expenses increased $4.5 million, or 8.0%, primarily driven by an increase in salaries and wages due to wage rate increases and increases in hours worked period over period and the inclusion of operating expenses from a community acquired after the prior year period.

Brookdale Ancillary Services operating expenses increased $5.2 million, or 10.8%, primarily due to an increase in expenses incurred in connection with higher census and the continued expansion of our ancillary services programs, partially offset by a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense increased $7.8 million, or 16.9%, primarily as a result of transaction-related costs associated with the acquisition of Emeritus, partially offset by a decrease in salaries and wage expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.2% and 4.5% for the three months ended June 30, 2014 and 2013, respectively, calculated as follows (dollars in thousands):

	Three Months Ended June 30,
	2014		2013

Resident fee revenues	$653,517	79.6%	$620,938	78.8%
Resident fee revenues under management	167,493	20.4%	167,358	21.2%
Total	$821,010	100.0%	$788,296	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$34,146	4.2%	$35,421	4.5%
Non-cash stock-based compensation expense	7,729	0.9%	6,988	0.9%
Integration, transaction-related and EMR roll-out costs	11,941	1.5%	3,626	0.5%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$53,816	6.6%	$46,035	5.9%

Facility Lease Expense

Facility lease expense increased $1.3 million, or 1.8%, primarily as a result of increased lease payments related to lessor reimbursements subsequent to the completion of expansion, renovation, redevelopment and repositioning projects at certain of our communities through our Program Max initiative.

Depreciation and Amortization

Depreciation and amortization expense increased $3.8 million, or 5.7%, primarily due to acquisitions and the completion of certain community expansion, renovation, redevelopment and repositioning projects subsequent to the prior year period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities remained relatively constant period over period.

Interest Expense

Interest expense increased $2.7 million, or 8.4%, primarily due to a change in the fair value of interest rate swaps and caps due to a decrease in interest rates during the current period.

Income Taxes

The difference in our effective tax rates for the three months ended June 30, 2014 and 2013 was primarily due to changes in our financial results under generally accepted accounting principles.  Tax expense primarily reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.  We recorded a valuation allowance against deferred tax benefits generated during the three months ended June 30, 2014 and 2013. As of June 30, 2014, we have a valuation allowance against deferred tax assets of approximately $69.2 million. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

Six Months Ended June 30, 2014 and 2013

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

During the six months ended June 30, 2014, two communities moved between segments to more accurately reflect the underlying product offering of the communities.  The movement did not change the Company's reportable segments, but it did impact the revenues, expenses and operating data reported within the Retirement Centers and Assisted Living segments.  Revenue, expenses and operating data for the six months ended June 30, 2013 have not been recast.

(dollars in thousands, except average monthly revenue per unit)	Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$265,790	$259,092	$6,698	2.6%
Assisted Living	554,661	521,112	33,549	6.4%
CCRCs – Rental	196,156	197,889	(1,733)	(0.9%)
CCRCs – Entry Fee	158,269	148,324	9,945	6.7%
Brookdale Ancillary Services	128,951	118,891	10,060	8.5%
Total resident fees	1,303,827	1,245,308	58,519	4.7%
Management services(1)	191,841	183,426	8,415	4.6%
Total revenue	1,495,668	1,428,734	66,934	4.7%
Expense
Facility operating expense
Retirement Centers	152,669	151,581	1,088	0.7%
Assisted Living	345,423	328,646	16,777	5.1%
CCRCs – Rental	143,633	143,245	388	0.3%
CCRCs – Entry Fee	120,267	110,981	9,286	8.4%
Brookdale Ancillary Services	103,293	94,577	8,716	9.2%
Total facility operating expense	865,285	829,030	36,255	4.4%
General and administrative expenses	109,325	92,646	16,679	18.0%
Facility lease expense	139,899	137,796	2,103	1.5%
Depreciation and amortization	141,404	131,913	9,491	7.2%
Asset impairment	—	2,154	(2,154)	(100.0%)
Costs incurred on behalf of managed communities	176,950	168,073	8,877	5.3%
Total operating expense	1,432,863	1,361,612	71,251	5.2%
Income from operations	62,805	67,122	(4,317)	(6.4%)
Interest income	606	555	51	9.2%
Interest expense
Debt	(59,655)	(60,814)	(1,159)	(1.9%)
Amortization of deferred financing costs and debt discount	(8,096)	(8,917)	(821)	(9.2%)
Change in fair value of derivatives	(2,169)	1,971	4,140	210.0%
Loss on extinguishment of debt	(3,197)	(893)	2,304	258.0%
Equity in earnings of unconsolidated ventures	2,159	560	1,599	285.5%
Other non-operating income	3,921	1,086	2,835	261.0%
(Loss) income before income taxes	(3,626)	670	4,296	641.2%
Provision for income taxes	(1,968)	(2,312)	(344)	(14.9%)
Net loss	$(5,594)	$(1,642)	$3,952	240.7%

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	647	650	(3)	(0.5%)
Total units operated(2)
Period end	65,607	66,134	(527)	(0.8%)
Weighted average	65,664	66,142	(478)	(0.7%)
Owned/leased communities units(2)
Period end	48,630	47,946	684	1.4%
Weighted average	48,605	47,930	675	1.4%
Owned/leased communities occupancy rate (weighted average)	88.3%	88.4%	(0.1%)	(0.1%)
Senior Housing average monthly revenue per unit(3)	$4,505	$4,374	$131	3.0%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	74	76	(2)	(2.6%)
Total units(2)
Period end	14,163	14,430	(267)	(1.9%)
Weighted average	14,162	14,429	(267)	(1.9%)
Occupancy rate (weighted average)	89.1%	89.5%	(0.4%)	(0.4%)
Senior Housing average monthly revenue per unit(3)	$3,511	$3,345	$166	5.0%
Assisted Living
Number of communities (period end)	440	432	8	1.9%
Total units(2)
Period end	22,458	21,524	934	4.3%
Weighted average	22,449	21,527	922	4.3%
Occupancy rate (weighted average)	89.3%	89.2%	0.1%	0.1%
Senior Housing average monthly revenue per unit(3)	$4,611	$4,521	$90	2.0%
CCRCs - Rental
Number of communities (period end)	26	27	(1)	(3.7%)
Total units(2)
Period end	6,469	6,687	(218)	(3.3%)
Weighted average	6,463	6,686	(223)	(3.3%)
Occupancy rate (weighted average)	86.3%	86.9%	(0.6%)	(0.7%)
Senior Housing average monthly revenue per unit(3)	$5,867	$5,679	$188	3.3%
CCRCs - Entry Fee
Number of communities (period end)	15	14	1	7.1%
Total units(2)
Period end	5,540	5,305	235	4.4%
Weighted average	5,531	5,288	243	4.6%
Occupancy rate (weighted average)	84.7%	84.2%	0.5%	0.6%
Senior Housing average monthly revenue per unit(3)	$5,107	$5,018	$82	1.6%

Other Entry Fee Data
Non-refundable entrance fees sales	$23,941	$21,361	$2,580	12.1%
Refundable entrance fees sales(4)	16,942	19,390	(2,448)	(12.6%)
Total entrance fee receipts	40,883	40,751	132	0.3%
Refunds	(17,659)	(16,776)	883	5.3%
Net entrance fees	$23,224	$23,975	$(751)	(3.1%)

Management Services
Number of communities (period end)	92	101	(9)	(8.9%)
Total units(2)
Period end	16,977	18,188	(1,211)	(6.7%)
Weighted average	17,059	18,212	(1,153)	(6.3%)
Occupancy rate (weighted average)	86.6%	84.9%	1.7%	2.0%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	1,611,386	1,661,384	(49,998)	(3.0%)
Home Health average census	5,171	4,328	843	19.5%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the six months ended June 30, 2014 and 2013 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $2.0 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs, and the inclusion of revenue from communities acquired and new units added to existing communities since the end of the prior year period.  During the current period, revenues grew 3.1% at the 522 communities we operated during both periods with a 3.1% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy in these communities remained relatively constant period over period.

Retirement Centers revenue increased $6.7 million, or 2.6%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods.  The increase was partially offset by the impact of the reclassification of two communities out of this segment and into the Assisted Living segment during the current period and a decrease in occupancy at the communities we operated during both periods.

Assisted Living revenue increased $33.5 million, or 6.4%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods and the inclusion of $12.2 million of revenue from communities acquired after the prior year period.  Additionally, revenue increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during the current period.

CCRCs - Rental revenue decreased $1.7 million, or 0.9%, primarily due to the impact of the disposition of one community after the prior year period and a decrease in occupancy at the communities we operated during both periods, partially offset by an increase in average monthly revenue per unit at the communities we operated during both periods.

CCRCs - Entry Fee revenue increased $9.9 million, or 6.7%, primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both periods and the inclusion of revenue from a community acquired after the prior year period.

Brookdale Ancillary Services revenue increased $10.1 million, or 8.5%, primarily due to increased home health average census and the roll-out of our hospice services to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $8.4 million, or 4.6%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and occupancy increases at the communities operated in both periods. The increase was partially offset by the impact of the acquisition of previously managed communities and the termination of management agreements subsequent to the end of the prior year period.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to increases in salaries and wages, increases in utilities and grounds maintenance expenses due to weather, costs incurred in connection with increased census with the continued expansion of our ancillary services programs and the inclusion of expenses from recent acquisitions.

Retirement Centers operating expenses increased $1.1 million, or 0.7%, primarily driven by an increase in salaries and wages due to wage rate increases and an increase in utilities expense.  The increase was partially offset by the impact of the reclassification of two communities out of this segment and into the Assisted Living segment during the current period and a decrease in insurance expense.

Assisted Living operating expenses increased $16.8 million, or 5.1%, primarily driven by the inclusion of $7.9 million of operating expenses from communities acquired after the prior year period as well as increases in salaries and wages due to wage rate increases and expenses incurred for utilities and grounds maintenance due to weather.  Additionally, expenses increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during the current period.

CCRCs - Rental operating expenses increased $0.4 million, or 0.3%, primarily due to an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period. The increase was partially offset by the impact of the disposition of one community after the prior year period.

CCRCs - Entry Fee operating expenses increased $9.3 million, or 8.4%, primarily driven by an increase in salaries and wages due to wage rate increases and increases in hours worked period over period and the inclusion of operating expenses from a community acquired after the prior year period.

Brookdale Ancillary Services operating expenses increased $8.7 million, or 9.2%, primarily due to an increase in expenses incurred in connection with higher census and the continued expansion of our ancillary services programs, partially offset by a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense increased $16.7 million, or 18.0%, primarily as a result of transaction-related costs associated with the acquisition of Emeritus, partially offset by a decrease in salaries and wage expense.  General and administrative expense as a percentage of total revenue, including revenue generated by the communities we manage and excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs, was 4.3% and 4.6% for the six months ended June 30, 2014 and 2013, respectively, calculated as follows (dollars in thousands):

	Six Months Ended June 30,
	2014		2013

Resident fee revenues	$1,303,827	79.5%	$1,245,308	79.0%
Resident fee revenues under management	336,108	20.5%	330,865	21.0%
Total	$1,639,935	100.0%	$1,576,173	100.0%
General and administrative expenses (excluding non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$70,300	4.3%	$73,033	4.6%
Non-cash stock-based compensation expense	15,301	0.9%	13,882	0.9%
Integration, transaction-related and EMR roll-out costs	23,724	1.4%	5,731	0.4%
General and administrative expenses (including non-cash stock-based compensation expense and integration, transaction-related and EMR roll-out costs)	$109,325	6.7%	$92,646	5.9%

Facility Lease Expense

Facility lease expense increased $2.1 million, or 1.5%, primarily as a result of increased lease payments related to lessor reimbursements subsequent to the completion of expansion, renovation, redevelopment and repositioning projects at certain of our communities through our Program Max initiative.

Depreciation and Amortization

Depreciation and amortization expense increased $9.5 million, or 7.2%, primarily due to acquisitions and the completion of certain community expansion, renovation, redevelopment and repositioning projects subsequent to the prior year period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $8.9 million, or 5.3%, primarily due to additional costs resulting from increases in salaries and wages and occupancy increases at the communities operated in both periods.  The increase was partially offset by the impact of the acquisition of previously managed communities and the termination of management agreements subsequent to the end of the prior year period.

Interest Expense

Interest expense increased $2.2 million, or 3.2%, primarily due to a change in the fair value of interest rate swaps and caps due to a decrease in interest rates during the current period.

Income Taxes

The difference in our effective tax rates for the six months ended June 30, 2014 and 2013 was primarily due to changes in our financial results under generally accepted accounting principles.  Tax expense primarily reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.  We recorded a valuation allowance against deferred tax benefits generated during the six months ended June 30, 2014 and 2013. As of June 30, 2014, we have a valuation allowance against deferred tax assets of approximately $69.2 million. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$144,214	$144,828
Cash used in investing activities	(128,139)	(105,625)
Cash used in financing activities	(23,652)	(77,497)
Net decrease in cash and cash equivalents	(7,577)	(38,294)
Cash and cash equivalents at beginning of period	58,511	69,240
Cash and cash equivalents at end of period	$50,934	$30,946

Cash provided by operating activities remained relatively constant period over period.

The increase in cash used in investing activities was primarily attributable to an increase in spending on property, plant, equipment, and leasehold intangibles, partially offset by a decrease in investments in unconsolidated ventures.

The decrease in cash used in financing activities period over period was primarily attributable to net repayment of debt, including our line of credit.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through joint venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities and the development of new communities;
•	other corporate initiatives (including information systems and branding); and
•	acquisition consideration and transaction costs (including transaction and integration related costs associated with the acquisition of Emeritus and the transactions contemplated by the Master Agreement).

We are highly leveraged and have significant debt and lease obligations.  As of June 30, 2014, we have three principal corporate-level debt obligations:  our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $84.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At June 30, 2014, we had $2.3 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 4.4% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At June 30, 2014, we had $312.2 million of capital and financing lease obligations, $12.0 million was drawn on our revolving loan facility, and $71.6 million of letters of credit had been issued under our letter of credit facilities.  Approximately $64.0 million of our debt and capital lease obligations are due on or before June 30, 2015 (excluding debt and capital lease obligations acquired subsequent to June 30, 2014).  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending June 30, 2015, we will be required to make approximately $287.7 million of payments in connection with operating leases related to communities we operated as of June 30, 2014 (excluding operating leases acquired subsequent to June 30, 2014).

We had $50.9 million of cash and cash equivalents at June 30, 2014, excluding cash and escrow deposits-restricted and lease security deposits of $135.9 million in the aggregate.  As of that date, we also had $250.0 million of availability on our revolving credit facility (of which $12.0 million had been drawn as of June 30, 2014).

At June 30, 2014, we had $429.2 million of negative working capital, which includes the classification of $283.9 million of refundable entrance fees as current liabilities. Based upon our historical operating experience, we anticipate that only 9.0% to 12.0% of the refundable entrance fee liabilities will actually come due, and be required to be settled in cash, during the next 12 months. We expect that any entrance fee liabilities due within the next 12 months will be fully offset by the proceeds generated by subsequent entrance fee sales.  Entrance fee sales, net of refunds paid, provided $23.2 million of cash for the six months ended June 30, 2014.

For the year ending December 31, 2014, we anticipate that we will make investments of approximately $165.0 million to $180.0 million for net capital expenditures on the portfolio of communities we owned or operated as of June 30, 2014 (excluding expenditures related to our Program Max initiative discussed below or communities acquired subsequent to June 30, 2014), comprised of approximately $40.0 million to $45.0 million of net recurring capital expenditures and approximately $125.0 million to $135.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the six months ended June 30, 2014, we spent approximately $21.2 million for net recurring capital expenditures and approximately $56.9 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, renovation, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $55.0 million to $65.0 million during 2014 in connection with recently initiated or currently planned projects on the portfolio of communities we owned or operated as of June 30, 2014 (excluding communities acquired subsequent to June 30, 2014).  For the six months ended June 30, 2014, we spent approximately $29.0 million in connection with our Program Max initiative, net of third party lessor reimbursement.

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

As of June 30, 2014, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of June 30, 2014, we had an available secured line of credit with a commitment and available amount of $250.0 million (of which $12.0 million had been drawn as of that date). We also had secured and unsecured letter of credit facilities of up to $84.5 million in the aggregate as of June 30, 2014. Letters of credit totaling $71.6 million had been issued under these facilities as of that date.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2014.

As a result of the acquisition of Emeritus on July 31, 2014, we acquired entities that are lessees under operating and capital leases covering 311 communities, as well as certain other leases such as office leases and leases associated with Emeritus' Nurse on Call business. We also acquired entities which own 182 communities. The community leases contain customary terms, including assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants. In connection with the closing of the acquisition of Emeritus, we have entered into guarantees of certain of these leases.

In addition, as a result of the acquisition of Emeritus, we assumed approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness of Emeritus. The mortgage loans are collateralized by a total of 182 underlying communities, bear interest either at fixed rates at a weighted average of 6.07% per annum or at variable rates at a weighted average of 5.19% per annum (in each case, as of June 30, 2014), and have remaining maturities ranging from approximately three months to 33 years. The mortgage loans contain customary terms including assignment and change of control restrictions, acceleration provisions and financial covenants. In connection with the closing of the acquisition of Emeritus, we have entered into guarantees of certain of these debt arrangements.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013(1)	2014(1)	2013(1)
Net loss	$(3,295)	$(5,200)	$(5,594)	$(1,642)
Provision for income taxes	962	1,164	1,968	2,312
Equity in earnings of unconsolidated ventures	(1,523)	(445)	(2,159)	(560)
Loss on extinguishment of debt	3,197	893	3,197	893
Other non-operating income	(3,456)	(80)	(3,921)	(1,086)
Interest expense:
Debt	23,602	23,376	47,446	47,824
Capitalized lease obligation	6,055	6,467	12,209	12,990
Amortization of deferred financing costs and debt discount	4,078	4,348	8,096	8,917
Change in fair value of derivatives	1,322	(1,836)	2,169	(1,971)
Interest income	(285)	(252)	(606)	(555)
Income from operations	30,657	28,435	62,805	67,122
Depreciation and amortization	71,088	67,254	141,404	131,913
Asset impairment	—	2,154	—	2,154
Straight-line lease expense	(217)	684	(440)	1,432
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Amortization of entrance fees	(7,547)	(7,032)	(14,749)	(14,165)
Non-cash stock-based compensation expense	7,729	6,988	15,301	13,882
Entrance fee receipts(2)	25,924	23,878	40,883	40,751
Entrance fee disbursements	(9,213)	(7,456)	(17,659)	(16,776)
Adjusted EBITDA	$117,328	$113,812	$225,359	$224,127

(1)	The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $11.9 million and $23.7 million for the three and six months ended June 30, 2014, respectively. The calculation of Adjusted EBITDA includes integration, transaction-related and EMR roll-out costs of $3.6 million and $5.7 million for the three and six months ended June 30, 2013, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

Recurring capital expenditures include routine expenditures capitalized in accordance with GAAP that are funded from current operations. Amounts excluded from recurring capital expenditures consist primarily of major projects, renovations, community repositionings, expansions, systems projects or other non-recurring or unusual capital items (including integration capital expenditures) or community purchases that are funded using lease or financing proceeds, available cash and/or proceeds from the sale of communities.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013(1)	2014(1)	2013(1)
Net cash provided by operating activities	$91,518	$80,343	$144,214	$144,828
Changes in operating assets and liabilities	(2,469)	(707)	26,089	15,739
Refundable entrance fees received(2)(3)	11,018	11,754	16,942	19,390
Entrance fee refunds disbursed	(9,213)	(7,456)	(17,659)	(16,776)
Recurring capital expenditures, net	(11,841)	(10,664)	(21,210)	(19,988)
Lease financing debt amortization with fair market value or no purchase options	(3,983)	(3,444)	(7,880)	(6,815)
Distributions from unconsolidated ventures from cumulative share of net earnings	(370)	(773)	(615)	(1,441)
CFFO from unconsolidated ventures	1,996	2,099	4,237	4,057
Cash From Facility Operations	$76,656	$71,152	$144,118	$138,994

(1)	The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $11.9 million and $23.7 million for the three and six months ended June 30, 2014, respectively. The calculation of Cash From Facility Operations includes integration, transaction-related and EMR roll-out costs of $3.6 million and $5.7 million for the three and six months ended June 30, 2013, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the three months ended June 30, 2014 and 2013 were $5.8 million and $1.8 million, respectively, and for the six months ended June 30, 2014 and 2013 were $4.9 million and ($0.4) million, respectively.
(3)	Total entrance fee receipts for the three months ended June 30, 2014 and 2013 were $25.9 million and $23.9 million, respectively, including $14.9 million and $12.1 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities. Total entrance fee receipts for the six months ended June 30, 2014 and 2013 were $40.9 million and $40.8 million, respectively, including $23.9 million and $21.4 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(3,295)	$(5,200)	$(5,594)	$(1,642)
Provision for income taxes	962	1,164	1,968	2,312
Equity in earnings of unconsolidated ventures	(1,523)	(445)	(2,159)	(560)
Loss on extinguishment of debt	3,197	893	3,197	893
Other non-operating income	(3,456)	(80)	(3,921)	(1,086)
Interest expense:
Debt	23,602	23,376	47,446	47,824
Capitalized lease obligation	6,055	6,467	12,209	12,990
Amortization of deferred financing costs and debt discount	4,078	4,348	8,096	8,917
Change in fair value of derivatives	1,322	(1,836)	2,169	(1,971)
Interest income	(285)	(252)	(606)	(555)
Income from operations	30,657	28,435	62,805	67,122
Depreciation and amortization	71,088	67,254	141,404	131,913
Asset impairment	—	2,154	—	2,154
Facility lease expense	70,030	68,777	139,899	137,796
General and administrative (including non-cash stock-based compensation expense)	53,816	46,035	109,325	92,646
Amortization of entrance fees	(7,547)	(7,032)	(14,749)	(14,165)
Management fees	(7,489)	(7,744)	(14,891)	(15,353)
Facility Operating Income	$210,555	$197,879	$423,793	$402,113

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2014, we had approximately $1.4 billion of long-term fixed rate debt, $956.5 million of long-term variable rate debt, excluding our line of credit, and $312.2 million of capital and financing lease obligations. As of June 30, 2014, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.4% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate swap agreements with major financial institutions to manage our risk on variable rate debt.  Additionally, we have entered into certain cap agreements to effectively manage our risk above certain interest rates.  As of June 30, 2014, $1.4 billion, or 60.0%, of our debt, excluding our line of credit and capital and financing lease obligations, either has fixed rates or variable rates that are subject to swap agreements.  As of June 30, 2014, $689.3 million, or 29.7%, of our debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements.   The remaining $240.4 million, or 10.3%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $9.4 million, a 500 basis point increase in interest rates would have an impact of $43.5 million and a 1,000 basis point increase in interest rates would have an impact of $56.1 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 8 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

The following risk factors reflect certain modifications of, or additions to, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 primarily as a result of the integration of Emeritus and the pending transactions with HCP contemplated by the Master Agreement.

Risks Related to the Integration of Emeritus and the Transactions Contemplated by the Master Agreement

Failure to complete the transactions contemplated by the Master Agreement could negatively affect our share price, future business and financial results.

Completion of the transactions contemplated by the Master Agreement is not assured and is subject to risks, including the risks that approval of the transactions by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the transaction is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

·	having to pay certain significant transaction costs relating to the transaction without receiving the benefits of such transaction;
·	our share price may decline to the extent that the current market prices reflect an assumption by the market that such transactions will be completed; and
·	we may be subject to litigation related to any failure to complete such transactions.

Failure to successfully integrate Emeritus into our existing business in the expected timeframe could negatively affect our share price, future business and financial results.

The acquisition of Emeritus involves the integration of two companies that had previously operated independently. The success of the acquisition will depend, in large part, on our ability to realize the anticipated benefits, including cost savings and synergies, from combining the businesses of Brookdale and Emeritus. To realize these anticipated benefits, the businesses must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition.

We will incur substantial transaction fees and costs in connection with the transactions contemplated by the Master Agreement, and we may incur substantial costs in connection with the integration of Emeritus.

We expect to incur a significant amount of non-recurring expenses in connection with the transactions contemplated by the Master Agreement. Additional unanticipated costs may be incurred, including, without limitation, unexpected transaction costs and other expenses in the course of the integration of our business and the business of Emeritus. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the transactions will offset the transaction and integration costs in the near term, or at all.

We and/or HCP may be unable to obtain the regulatory approvals and third party consents required to complete the transactions contemplated by the Master Agreement or, in order to do so, we and/or HCP may be required to comply with material restrictions or conditions that are not anticipated. Such unanticipated material restrictions or conditions may negatively affect the company after the transactions are completed or cause us to abandon such transactions.  Failure to complete the transactions contemplated by the Master Agreement could also negatively affect our future business and financial results.

Completion of the transactions contemplated by the Master Agreement is contingent upon, among other things, the receipt of certain required regulatory approvals, including required regulatory approvals from governmental authorities necessary for the ownership, operation and management of each of the applicable facilities following closing, as well as certain third party consents. We and HCP can provide no assurance that all required regulatory or third party authorizations, approvals or consents will be obtained or that the authorizations, approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the Company.

Delays in completing the transactions contemplated by the Master Agreement may substantially reduce the expected benefits of such transactions.

Satisfying the conditions to, and completion of, the transactions contemplated by the Master Agreement may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the transactions may materially adversely affect the synergies and other benefits that we expect to achieve from such transactions. In addition, we and HCP each have the right to terminate the Master Agreement if the transactions contemplated thereby are not completed by December 31, 2014.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer
(Principal Financial Officer)
Date:	August 11, 2014

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of February 20, 2014, by and among Brookdale Senior Living Inc., Emeritus Corporation and Broadway Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2014).

2.2	Master Contribution and Transactions Agreement, dated as of April 23, 2014, by and between Brookdale Senior Living Inc. and HCP, Inc.
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 5, 2014).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-127372) filed on November 7, 2005).
4.2
Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 14, 2011).

4.3
Supplemental Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 14, 2011).

4.4	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.3).
10.1	Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.