Form 10-Q
period 2014-09-30
Brookdale Senior Living Inc.
filed 2014-11-10
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, 183,409,689 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of September 30, 2014 (Unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations -
	Three and nine months ended September 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statement of Equity -
	Nine months ended September 30, 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2014 and 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 6.	Exhibits	49

Signatures		50

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$238,324	$58,511
Cash and escrow deposits — restricted	71,978	38,191
Accounts receivable, net	129,491	104,262
Deferred tax asset	64,627	17,643
Prepaid expenses and other current assets, net	194,267	76,255
Total current assets	698,687	294,862
Property, plant and equipment and leasehold intangibles, net	8,573,558	3,895,475
Cash and escrow deposits — restricted	108,152	57,611
Investment in unconsolidated ventures	312,192	44,103
Goodwill	743,220	109,553
Other intangible assets, net	157,100	158,757
Other assets, net	204,805	177,396
Total assets	$10,797,714	$4,737,757
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$414,956	$168,592
Current portion of capital and financing lease obligations	54,545	33,362
Trade accounts payable	62,344	65,840
Accrued expenses	428,799	209,479
Refundable entrance fees and deferred revenue	99,529	388,400
Tenant security deposits	4,946	5,171
Total current liabilities	1,065,119	870,844
Long-term debt, less current portion	3,313,108	2,138,162
Capital and financing lease obligations, less current portion	2,632,420	266,462
Line of credit	—	30,000
Deferred entrance fee revenue	5,722	86,862
Deferred liabilities	245,675	154,870
Deferred tax liability	331,132	81,299
Other liabilities	221,325	88,321
Total liabilities	7,814,501	3,716,820
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 189,432,048 and 130,155,012 shares issued and 187,003,647 and 127,726,611 shares outstanding (including 3,593,958 and 3,372,937 unvested restricted shares), respectively	1,870	1,277
Additional paid-in-capital	4,028,831	2,025,471
Treasury stock, at cost; 2,428,401 shares at September 30, 2014 and December 31, 2013	(46,800)	(46,800)
Accumulated deficit	(1,001,467)	(959,011)
Total Brookdale Senior Living Inc. stockholders' equity	2,982,434	1,020,937
Noncontrolling interest	779	—
Total equity	2,983,213	1,020,937
Total liabilities and equity	$10,797,714	$4,737,757

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Resident fees	$955,512	$631,144	$2,259,339	$1,876,452
Management fees	10,428	7,622	25,319	22,975
Reimbursed costs incurred on behalf of managed communities	117,995	90,233	294,945	258,306
Total revenue	1,083,935	728,999	2,579,603	2,157,733

Expense
Facility operating expense (excluding depreciation and amortization of $169,855, $60,896, $296,583 and $177,595, respectively)	637,084	420,579	1,502,369	1,249,609
General and administrative expense (including non-cash stock-based compensation expense of $7,869, $6,894, $23,170 and $20,776, respectively)	90,020	45,824	181,693	138,470
Transaction costs	41,572	—	59,224	—
Facility lease expense	91,462	69,232	231,361	207,028
Depreciation and amortization	178,999	68,644	320,403	200,557
Asset impairment	—	504	—	2,658
Costs incurred on behalf of managed communities	117,995	90,233	294,945	258,306
Total operating expense	1,157,132	695,016	2,589,995	2,056,628
(Loss) income from operations	(73,197)	33,983	(10,392)	101,105

Interest income	392	472	998	1,027
Interest expense:
Debt	(38,452)	(23,467)	(85,898)	(71,291)
Capital and financing lease obligations	(40,916)	(6,175)	(53,125)	(19,165)
Amortization of deferred financing costs and debt premium (discount)	189	(4,100)	(7,907)	(13,017)
Change in fair value of derivatives	(10)	(1,377)	(2,179)	594
Loss on extinguishment of debt	(569)	(53)	(3,766)	(946)
Equity in (loss) earnings of unconsolidated ventures	(1,246)	431	913	991
Other non-operating income	700	279	4,621	1,365
(Loss) income before income taxes	(153,109)	(7)	(156,735)	663
Benefit (provision) for income taxes	116,073	(960)	114,105	(3,272)
Net loss	(37,036)	(967)	(42,630)	(2,609)
Net loss attributable to noncontrolling interest	174	—	174	—
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(36,862)	$(967)	$(42,456)	$(2,609)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.23)	$(0.01)	$(0.31)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	159,003	124,128	136,306	123,457

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2014	127,727	$1,277	$2,025,471	$(46,800)	$(959,011)	$1,020,937	$—	$1,020,937
Establishment of noncontrolling interest in Emeritus acquisition	—	—	—	—	—	—	953	953
Compensation expense related to restricted stock grants	—	—	23,170	—	—	23,170	—	23,170
Net loss	—	—	—	—	(42,456)	(42,456)	(174)	(42,630)
Common stock issued in connection with Emeritus acquisition	47,584	476	1,648,306	—	—	1,648,782	—	1,648,782
Issuance of common stock from equity offering, net	10,299	103	330,302	—	—	330,405	—	330,405
Issuance of common stock under Associate Stock Purchase Plan	45	—	1,323	—	—	1,323	—	1,323
Restricted stock, net	1,349	14	(14)	—	—	—	—	—
Other	—	—	273	—	—	273	—	273
Balances at September 30, 2014	187,004	$1,870	$4,028,831	$(46,800)	$(1,001,467)	$2,982,434	$779	$2,983,213

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(42,630)	$(2,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	3,766	946
Depreciation and amortization, net	328,310	213,574
Asset impairment	—	2,658
Equity in earnings of unconsolidated ventures	(913)	(991)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,210	2,089
Amortization of deferred gain	(3,279)	(3,279)
Amortization of entrance fees	(20,506)	(21,178)
Proceeds from deferred entrance fee revenue	30,129	30,584
Deferred income tax benefit	(116,164)	—
Change in deferred lease liability	2,400	2,250
Change in fair value of derivatives	2,179	(594)
Loss (gain) on sale of assets	315	(876)
Non-cash stock-based compensation	23,170	20,776
Non-cash interest expense on financing leases	5,947	—
Amortization of (above) below market rents, net	(1,377)	—
Changes in operating assets and liabilities:
Accounts receivable, net	25,086	(9,482)
Prepaid expenses and other assets, net	(68,046)	(2,805)
Accounts payable and accrued expenses	(7,094)	20,595
Tenant refundable fees and security deposits	(1,151)	(828)
Deferred revenue	(4,504)	(1,755)
Net cash provided by operating activities	156,848	249,075

Cash Flows from Investing Activities
Decrease (increase) in lease security deposits and lease acquisition deposits, net	3,260	(2,046)
Decrease in cash and escrow deposits — restricted	14,640	2,484
Additions to property, plant and equipment and leasehold intangibles, net	(212,533)	(161,522)
Acquisition of assets, net of related payables and cash received	(39,818)	(7,394)
Acquisition of Emeritus Corporation, cash acquired	28,429	—
Payments on notes receivable, net	2,713	95
Investment in unconsolidated ventures	(25,532)	(17,172)
Distributions received from unconsolidated ventures	12,057	100
Proceeds from sale of assets, net	—	7,554
Net cash used in investing activities	(216,784)	(177,901)

Cash Flows from Financing Activities
Proceeds from debt	226,510	597,852
Repayment of debt and capital and financing lease obligations	(274,381)	(651,741)
Proceeds from line of credit	242,000	320,000
Repayment of line of credit	(272,000)	(355,000)
Proceeds from public equity offering, net	330,405	—
Payment of financing costs, net of related payables	(1,020)	(11,194)
Refundable entrance fees:
Proceeds from refundable entrance fees	20,330	29,265
Refunds of entrance fees	(25,327)	(24,504)
Cash portion of loss on extinguishment of debt, net	(4,101)	(502)
Payment on lease termination	(3,875)	—
Purchase of derivatives	—	(2,863)
Other	1,208	963
Net cash provided by (used in) in financing activities	239,749	(97,724)
Net increase (decrease) in cash and cash equivalents	179,813	(26,550)
Cash and cash equivalents at beginning of period	58,511	69,240
Cash and cash equivalents at end of period	$238,324	$42,690

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is the leading operator of senior living communities throughout the United States.  The Company is committed to providing senior living solutions primarily within properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company operates independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through its ancillary services program, the Company also offers a range of outpatient therapy, home health, personalized living and hospice services.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2014, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The results of communities and companies acquired are included in the consolidated financial statements from the effective date of the respective acquisition.  All significant intercompany balances and transactions have been eliminated.

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

Working capital assets acquired and working capital liabilities assumed are valued on a carryover/cost basis which approximates fair value.

Property, plant and equipment are valued utilizing either a discounted cash flow projection of future revenue and costs, and capitalization and discount rates using current market conditions or a direct capitalization method. The Company allocates the fair values of buildings acquired on an as-if-vacant basis and depreciates the building value over the estimated remaining life of the building, not to exceed 40 years. The Company determines the allocated values of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciates such value over the assets' estimated remaining useful lives as determined at the applicable acquisition date. The Company determines the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analysis of recently acquired and existing comparable properties within its portfolio.

In connection with a business combination, the Company may assume rights and obligations under certain lease agreements pursuant to which the Company becomes the lessee of a given property. The Company assumes the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. The Company assesses assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to the Company given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, the Company recognizes an intangible asset or liability at fair value. The Company amortizes any acquired lease-related intangibles to facility lease expense over the remaining life of the associated lease plus any assumed bargain renewal periods.

The fair value of acquired lease-related intangibles associated with the relationship with the Company's residents, if any, reflects the estimated value of in-place leases as represented by the cost to obtain residents and an estimated absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. The Company amortizes any acquired in-place lease intangibles to depreciation and amortization expense over the average remaining length of stay of the residents, which is generally estimated at 12 months.

The Company estimates the fair value of purchase option intangible assets by discounting the difference between the applicable property's acquisition date fair value and an estimate of its future option price.

The Company estimates the fair value of trade names using a royalty rate methodology and amortizes that value over the estimated useful life of the trade name.

Management contracts and other acquired contracts are valued at a multiple of management fees and operating income or are valued utilizing discounted cash flow projections that assume certain future revenues and costs over the remaining contract term. The assets are then amortized over the estimated term of the agreement.

The Company calculates the fair value of acquired long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which the Company approximates based on the rate at which the Company would expect to incur a replacement instrument on the date of acquisition, and recognizes any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Capital lease assets are valued by the Company as a right-to-use asset.  Financing lease assets are valued as if the Company owns the assets and thus are recorded at fair value.  Capital and financing lease obligations are valued based on the present value of the estimated lease payments applying a discount rate equal to the Company's estimated incremental borrowing rate at the date of acquisition.  Additionally, the valuation of financing lease obligations reflects a residual value component.

Preacquisition contingencies are valued when considered probable and reasonably estimable, and legal fees are accrued for in accordance with the Company's existing policy.

A deferred tax asset or liability is recognized at statutory rates for the difference between the book and tax bases of the acquired assets and liabilities. The tax basis of assets and liabilities in the Emeritus transaction is carried over at historical values.

The excess of the fair value of liabilities assumed and common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company.

The critical inputs that are used as a part of the Company's fair value purchase price allocation (excluding working capital) are Level 3 inputs, with the exception of debt which is valued with Level 2 inputs.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term debt and are recorded in other assets and amortized on a straight-line basis, which approximates the effective yield method, over the term of the related debt.  Unamortized deferred financing fees are written-off when debt is retired before the maturity date.  Upon the refinancing of mortgage debt or amendment of the line of credit, unamortized deferred financing fees and additional financing costs incurred are accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Fair Value of Financial Instruments

ASC 820 – Fair Value Measurements establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instruments categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value of approximately $3.7 billion as of September 30, 2014 and $2.3 billion as of December 31, 2013.  The Company had capital and financing lease obligations with a carrying value of $2.7 billion and $0.3 billion as of September 30, 2014 and December 31, 2013, respectively. Fair value of the debt and capital and financing lease obligations approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company's current policies provide for deductibles for each and every claim. As a result, the Company is, in effect, self-insured for claims that are less than the deductible amounts. In addition, the Company maintains a large-deductible workers compensation program and a self-insured employee medical program. Emeritus provided professional liability coverage for approximately one-half of its operating locations through a wholly owned captive, and the captive did not itself acquire excess professional liability coverage until October 1, 2013. Consequently, as a result of the Emeritus acquisition, the Company retains full exposure for professional liability claims incurred at those locations before October 1, 2013 and made prior to July 31, 2014. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's condensed consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-15 will have on the Company's condensed consolidated financial statements and disclosures.

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

During the three and nine months ended September 30, 2014 and 2013, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock and restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 3.5 million and 3.6 million for the three months ended September 30, 2014 and 2013, respectively, and 3.6 million and 4.1 million for the nine months ended September 30, 2014 and 2013, respectively.

As a result of the net loss, the calculation of diluted weighted average shares also excludes the impact of conversion of the Company's $316.3 million of convertible senior notes.  As of September 30, 2014 and 2013, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion.  The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.  In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock.  As of September 30, 2014 and 2013, the number of shares issuable upon exercise of the warrants is approximately 10.8 million.

4.  Acquisitions and Other Significant Transactions

Acquisition of Emeritus

On July 31, 2014, the Company completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2014, by and among Emeritus Corporation, a Washington corporation ("Emeritus"), the Company, and Broadway Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to which the subsidiary merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of the Company. For accounting purposes, the merger was accounted for by the Company as a purchase. The results of Emeritus' operations have been included in the condensed consolidated financial statements subsequent to that date. Revenue and loss from operations of Emeritus included in the three months ended September 30, 2014 were $327.7 million and $51.3 million, respectively. Emeritus is a senior living service provider focused on operating residential style communities throughout the United States. Emeritus' assisted living and Alzheimer's and dementia care communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of Emeritus' communities offer independent living alternatives and, to a lesser extent, skilled nursing care. Emeritus also offers a range of outpatient therapy and home health services in Florida, Arizona and Texas. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities.

The aggregate acquisition-date fair value of the merger consideration transferred in the merger was approximately $3.0 billion which consisted of the issuance of 47.6 million shares of the Company's common stock with a fair value of approximately $1.6 billion upon the cancellation of all shares of Emeritus' common stock and stock options, as well as the Company's assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness of Emeritus. The fair value of the 47.6 million common shares issued was determined based on the closing market price of the Company's common shares on July 31, 2014, the effective date of the merger.

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

The Company assumed approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness of Emeritus. The mortgage loans are collateralized by a total of 179 underlying communities, bear interest either at fixed rates at a weighted average of 6.06% per annum or at variable rates at a weighted average of 5.49% per annum (in each case, as of July 31, 2014), and had remaining maturities ranging from approximately three months to 33 years. The mortgage loans contain customary terms including assignment and change of control restrictions, acceleration provisions and financial covenants. In connection with the closing of the acquisition, the Company has entered into guarantees of certain of these debt arrangements.

On June 4, 2013, in Joan Boice et al. v. Emeritus Corporation et al., the Sacramento County Superior Court entered final judgment in favor of Joan Boice (deceased) and against Emeritus in the amount of $250,000 in compensatory damages and $23.0 million in punitive damages. Judgment was also entered in favor of Joan Boice's three adult children for $250,000 and the court awarded the plaintiffs' lawyer over $4.1 million in attorneys' fees. The judgment accrues interest at prescribed statutory rates. On July 8, 2013, Emeritus filed a Notice of Appeal challenging, among other things, the excessive nature of the punitive damages award. Emeritus was required to post a bond in connection with its appeal, and made a cash deposit in the amount of $20.9 million to collateralize the bond. The amount of the cash deposit and the reserve regarding the judgment have been contemplated in the preliminary purchase price allocation.

The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment due primarily to information not readily available at the acquisition date. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets is its current best estimate of fair value. The table below presents at the time of this filing a preliminary allocation of purchase price to the assets acquired and liabilities assumed (in millions):

Preliminary Allocation of Purchase Price
Cash and cash equivalents	$28
Property, plant and equipment and leasehold intangibles	5,547
Goodwill	634
Other intangible assets, net	259
Other assets, net	304
Trade accounts payable and accrued expenses	(265)
Long-term debt	(1,520)
Capital and financing lease obligations	(2,736)
Deferred tax liability	(367)
Other liabilities	(234)
Noncontrolling interest	(1)
Fair value of Brookdale common stock issued	$1,649

The goodwill of $634 million is primarily attributable to the synergies expected to arise after the acquisition. The retirement centers, assisted living and Brookdale Ancillary Services segments were allocated $20 million, $487 million and $127 million, respectively. The goodwill is not deductible for tax purposes.

The following table provides pro forma consolidated operational data as if the Company had acquired Emeritus on January 1, 2013 (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$1,260	$1,221	$3,802	$3,598
Net loss attributable to common shares	(34)	(88)	(66)	(312)

Basic and diluted net loss per share attributable to common shares	$(0.19)	$(0.51)	$(0.38)	$(1.82)

Weighted average shares used in computing basic and diluted net loss per share (in thousands)	175,037	171,712	173,258	171,041

The Company incurred $35.6 million and $49.9 million of transaction costs related to the acquisition of Emeritus for the three months and nine months ended September 30, 2014, respectively. Transaction costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, and other professional fees. The pro forma consolidated operational data for the three and nine months ended September 30, 2014 excludes $35.6 million and $49.9 million of transaction costs as a non-recurring pro forma adjustment that was directly attributable to the acquisition of Emeritus. The pro forma consolidated operational data for the nine months ended September 30, 2013 includes $49.9 million of the transaction costs as a non-recurring pro forma adjustment that was directly attributable to the acquisition of Emeritus. On August 29, 2014 the Company completed the HCP Transactions (as described below). The pro forma consolidated operational data reflects the Company's full ownership interests and previously existing lease terms through the closing of the HCP Transactions on August 29, 2014 and reflects the Company's subsequent venture interests and amended lease terms for the remainder of the period.

The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by the Company's management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Emeritus acquisition occurred at the beginning of the periods presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data does not include the impact of any synergies that may be achieved in the acquisition or any strategies that management may consider in order to continue to efficiently manage operations.

On July 30, 2014, in connection with the acquisition of Emeritus, the Company's Certificate of Incorporation was amended to authorize up to 400 million shares of common stock.

HCP Transactions

On August 29, 2014, the Company completed the previously announced transactions contemplated by that certain Master Contribution and Transactions Agreement (the "Master Agreement"), dated as of April 23, 2014, by and between the Company and HCP, Inc., a Maryland corporation ("HCP"). At the closing of the transactions contemplated by the Master Agreement (the "Closing"), the Company and HCP entered into two venture transactions and amended the terms of certain existing agreements between the Company and HCP.

Venture Transactions

Each of the ventures contemplated by the Master Agreement uses a "RIDEA" structure, whereby at the Closing each of the Company and HCP invested in an "opco" venture and a "propco" venture. The propco owns most of the applicable communities and leases such communities to the opco pursuant to long-term leases entered into at the Closing. The opco owns the remainder of the applicable communities not owned by the propco, and at the Closing the opco engaged an affiliate of the Company to manage all of the owned and leased communities pursuant to management agreements with 15-year terms subject to certain extension options.

Venture Relating to the Company's and HCP's CCRC Entrance Fee Communities. At the Closing, the Company and HCP entered into a venture with respect to certain entry-fee CCRCs previously owned, leased and/or operated by the Company. The Company owns a 51% ownership interest, and HCP owns a 49% ownership interest, in each of the propco and opco. Pursuant to the terms of the Master Agreement, at the Closing the Company contributed to the venture eight wholly-owned entities (owning eight CCRC communities subject, in certain cases, to existing debt) and certain purchase options with respect to the HCP Communities (as defined below), and HCP contributed to the venture three wholly-owned entities (owning three properties in two CCRC communities (the "HCP Communities")). In addition, HCP contributed $323.5 million in cash and the venture completed the purchases of four communities managed by the Company for an aggregate purchase price of $323.5 million immediately following the Closing. Each of the communities in the venture is managed by the Company pursuant to market rate management agreements entered into at the Closing, and the Company has agreed to guarantee certain obligations of the manager under the applicable management agreements. Each of the propco and opco is governed by a board of managers consisting of six members, with three representatives each appointed by the Company and HCP.

The results and financial position of the CCRC communities were, in all material respects, deconsolidated from the Company prospectively upon formation of the CCRC ventures. The Company's interest in the CCRC ventures is accounted for under the equity method of accounting. The Company's investment basis in the CCRC ventures is based on the carrying values of the net assets it contributed to the ventures which is less than the Company's proportional share of underlying fair value of equity.

Venture Relating to Certain Emeritus / HCP Communities. At the Closing, the Company and HCP entered into a venture with respect to certain independent living, assisted living, memory care and/or skilled nursing care communities previously owned by HCP and leased and historically operated by Emeritus. The Company acquired the leases in the acquisition of Emeritus, recorded them at fair value at the acquisition date, and in this transaction effectively terminated the leases; therefore the Company has written off all of the recorded lease values in connection with this termination. The Company owns a 20% ownership interest, and HCP owns an 80% ownership interest, in each of the propco and opco. Pursuant to the terms of the Master Agreement, at the Closing an HCP affiliate made a loan to the Company in the original principal amount of approximately $68 million to fund the Company's initial capital contribution to the venture, at prevailing market rates. HCP contributed 49 communities to propco. At the Closing, propco leased the communities to opco. Each of the communities in the venture is managed by an affiliate of the Company, and the Company has agreed to guarantee certain obligations of the manager under the applicable market rate management agreements.

The results and financial position of the communities were, in all material respects, deconsolidated from the Company prospectively upon formation of the venture. The Company's interest in the venture is accounted for under the equity method of accounting.

Pursuant to the terms of the Master Agreement, the Company is required to pay HCP a fee related to the lease restructuring in the amount of $34 million, which fee is payable over a two year period beginning September 30, 2014. The elimination of the recorded lease values upon termination of the aforementioned leases approximated the $34 million liability to HCP.

Amendments to Existing Agreements (including Triple Net Leases)

At the Closing, the Company and HCP amended and restated (i) that certain Master Lease and Security Agreement, dated as of October 31, 2012, by and between Emeritus and certain affiliates of HCP, with respect to 112 communities, and (ii) certain other triple net leases between Emeritus and affiliates of HCP, with respect to 41 communities, together into a single master lease with the communities subject thereto separated into three pools (the "Master Lease"). The term of the Master Lease is 14 years for the pool 1 communities, 15 years for the pool 2 communities and 16 years for the pool 3 communities, with an average of approximately fifteen years, in each case subject to two extension options of approximately ten years each, and the Master Lease is guaranteed by the Company. The Master Lease provides for total base rent in 2014 of approximately $158 million, with lower future rent payments and escalations compared to the previously existing leases. HCP has agreed to make available up to $100 million for capital expenditures related to the communities during calendar years 2014 through 2017 at an initial lease rate of 7.0%. The Master Lease includes certain customary covenants, with respect to, among other things, capital expenditure requirements, restrictions on the ownership, operation and management of competing communities and transfer restrictions (including restrictions on changes of control of the Company). The Master Lease also includes customary events of default and remedies relating thereto. In addition, the Master Lease includes a purchase option in favor of the Company for up to ten communities at an aggregate purchase price not to exceed $60 million.

In connection with the transactions contemplated by the Master Agreement, at the Closing, (i) the parties terminated the purchase option rights granted by HCP to Emeritus pursuant to 49 of the previously existing Emeritus leases, (ii) the parties agreed to modify the existing term extension hurdle and incentive management fee structure applicable to an existing venture between the Company and HCP in respect of 20 independent living, assisted living, memory care and/or skilled nursing care communities, subject to obtaining the required lender consent and (iii) HCP released (and/or agreed to release, subject to obtaining the required lender consents) certain deposits and reserves posted by the Company and held by HCP or its affiliates in connection with existing leases between the parties. For accounting purposes, the amended leases were treated as new leases and classified as either capital or financing leases. The terminated purchase options were included in the determination of recorded capital or financing lease related balances.

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

Equity Offering

In September 2014, the Company completed a public equity offering of 10,298,506 shares of common stock which yielded net proceeds of approximately $330.4 million.  The Company has begun and intends to use the net proceeds to finance the exercise of purchase options on certain communities currently leased by the Company, to repay certain outstanding indebtedness with a weighted average interest rate of 7.3% and for other general corporate purposes, which may include additional debt repayments and the acceleration of capital investments in the Company's communities and corporate infrastructure platform.

5.  Stock-Based Compensation

The Company follows ASC 718 - Compensation - Stock Compensation in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee's requisite service period.  Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

The Company's compensation expense recorded in connection with grants of restricted stock for the three and nine months ended September 30, 2014 and 2013 reflects an initial estimated cumulative forfeiture rate from 0% to 10% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted and/or unrestricted shares under the Company's Omnibus Stock Incentive Plan and/or the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2014	1,028	$27.01 − $27.18	$27,774
Three months ended June 30, 2014	42	$31.06 − $33.84	$1,313
Three months ended September 30, 2014	560	$33.42 − $34.65	$19,356

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the nine months ended September 30, 2014 and the year ended December 31, 2013 presented on an operating segment basis (dollars in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$27,916	$(521)	$27,395	$7,642	$(521)	$7,121
Assisted Living	589,263	(248)	589,015	102,680	(248)	102,432
Brookdale Ancillary Service	126,810	—	126,810	—	—	—
Total	$743,989	$(769)	$743,220	$110,322	$(769)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the nine months ended September 30, 2014. As identified in Note 4, the purchase price allocation for Emeritus is preliminary and the finalization of such estimate may result in future adjustments to goodwill balances reported in the table above.

The following is a summary of other intangible assets at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$55,738	$—	$55,738	$122,649	$—	$122,649
Health care licenses	63,799	—	63,799	33,853	—	33,853
Trade names	27,800	(1,672)	26,128	—	—	—
Other	13,531	(2,096)	11,435	3,331	(1,076)	2,255
Total	$160,868	$(3,768)	$157,100	$159,833	$(1,076)	$158,757

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2014 and 2013 was $2.5 million and $1.2 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $4.9 million and $3.5 million, respectively.  Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.  No indicators of impairment were present during the nine months ended September 30, 2014.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital and financing leases, consist of the following (dollars in thousands):

	September 30, 2014	December 31, 2013
Land	$474,425	$302,444
Buildings and improvements	5,021,617	3,508,693
Leasehold improvements	65,750	59,948
Furniture and equipment	698,205	623,352
Resident and leasehold operating intangibles	840,891	435,012
Construction in progress	107,810	88,309
Assets under capital and financing leases	3,056,244	699,973
	10,264,942	5,717,731
Accumulated depreciation and amortization	(1,691,384)	(1,822,256)
Property, plant and equipment and leasehold intangibles, net	$8,573,558	$3,895,475

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the nine months ended September 30, 2014.

8.  Debt

Long-Term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	September 30, 2014	December 31, 2013
Mortgage notes payable due 2015 through 2047; weighted average interest rate of 4.86% for the nine months ended September 30, 2014, net of debt premium of $71.1 million (weighted average interest rate of 4.12% in 2013)	$3,248,897	$2,037,649
Capital and financing lease obligations payable through 2044; weighted average interest rate of 8.37% for the nine months ended September 30, 2014 (weighted average interest rate of 8.14% in 2013)	2,686,965	299,824
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $46.7 million and $54.8 million at September 30, 2014 and December 31, 2013, respectively, interest at 2.75% per annum, due June 2018	269,544	261,443
Construction financing due 2017 through 2020; weighted average interest rate of 5.13% for the nine months ended September 30, 2014 (weighted average interest rate of 6.22% in 2013)	43,600	4,476
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.65% for the nine months ended September 30, 2014 (weighted average interest rate of 2.65% in 2013), due 2015	30,148	3,186
Other notes payable, weighted average interest rate of 5.87% for the nine months ended September 30, 2014 and maturity dates ranging from 2015 to 2016	135,875	—
Total debt and capital and financing lease obligations	6,415,029	2,606,578
Less current portion of debt and capital and financing lease obligations	469,501	201,954
Total long-term debt and capital and financing lease obligations	$5,945,528	$2,404,624

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

As of September 30, 2014, no borrowings were outstanding on the Company's $250.0 million revolving credit facility.  The Company also had secured and unsecured letter of credit facilities of up to $88.7 million in the aggregate as of September 30, 2014.  Letters of credit totaling $74.5 million had been issued under these facilities as of that date.

Financings

On April 9, 2014, the Company obtained $146.0 million in loans, secured by first mortgages, on 20 communities. The loans bear interest at a fixed rate of 4.77 % and mature in May 2021. Proceeds of the loans were used to refinance $140.0 million of mortgage debt that was scheduled to mature in November 2014.

As of September 30, 2014, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Subsequent to quarter-end, the Company repaid $270.9 million of loans classified as current on the September 30, 2014 balance sheet (including the $68 million loan from HCP used to fund the Company's initial capital contribution to the venture relating to certain Emeritus / HCP Communities (see Note 4)). The Company financed the repayment of debt primarily with cash on hand.

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

Stockholder Litigation

In connection with the acquisition of Emeritus (as discussed in Note 4), three purported class action lawsuits relating to the Agreement and Plan of Merger, dated as of February 20, 2014 (the "Merger Agreement"), by and among the Company, Emeritus and Broadway Merger Sub Corporation ("Merger Sub"), were filed on behalf of Emeritus shareholders in the Superior Court of King County, Washington against Emeritus, members of the Emeritus board of directors, the Company and Merger Sub (the "Defendants"), which lawsuits were subsequently consolidated into a single action captioned In re Emeritus Corp. Shareholder Litigation, No. 14-2-06385-7 SEA (the "Washington Action"). On June 26, 2014, the Defendants entered into a memorandum of understanding (the "Memorandum of Understanding") with respect to a proposed settlement of the Washington Action, pursuant to which the parties agreed, among other things, that the Company and Emeritus would make certain supplemental disclosures related to the proposed merger, which supplemental disclosures were made by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2014 and incorporated by reference into the Company's Registration Statement on Form S-4 and the joint proxy statement/prospectus of the Company and Emeritus included therein. The parties have agreed to use their collective best efforts to obtain final approval of the settlement and the dismissal of the Washington Action with prejudice. Subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the Memorandum of Understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Emeritus' shareholders. As explained in the Memorandum of Understanding, if the settlement is finally approved by the Washington court, the parties anticipate that it will resolve and release all claims in all actions pursuant to terms that will be disclosed to former Emeritus shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel in the Washington Action will file a petition in the Washington court for an award of attorneys' fees and expenses to be paid by the Company. The Company will pay or cause to be paid any attorneys' fees and expenses awarded by the Washington court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Washington court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated.

Legacy Emeritus Legal Matters

On March 29, 2013, Emeritus received a civil investigative demand ("CID") from the Western District of the Washington office of the United States Department of Justice ("DOJ") requesting certain documents related to Emeritus billing to Medicaid programs dating from January 1, 2008.  The CID was issued in connection with an investigation undertaken by the DOJ and other agencies into Emeritus bills to Medicaid programs for assisted living facility services provided to Medicaid residents who may have been hospitalized during billed dates of service. Emeritus and the Company have been cooperating with the DOJ in connection with its investigation. The Company is currently not able to predict the outcome of this matter and is, therefore, not able to estimate a potential range of loss.

On July 29, 2013, a claim alleging the failure to provide certain services at Emeritus' California assisted living communities was filed against Emeritus in the Alameda County Superior Court and subsequently removed to the United States District Court for the Northern District of California. In this case, the plaintiff is seeking to represent a class of residents at such California communities during the period beginning July 29, 2009.  The plaintiff alleges violations of certain laws, including California's Consumer Legal Remedies Act, Unfair Competition Law and Financial Elder Abuse statute.  Emeritus has filed a motion to dismiss the action in its entirety and the Company believes that the suit is without merit.

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$132,716	$90,167
Income taxes paid	$2,546	$2,089
Write-off of deferred financing costs	$17	$444

Acquisition of assets, net of related payables and cash received:
Prepaid expenses and other current assets	$(391)	$(1,326)
Property, plant and equipment and leasehold intangibles, net	80,330	17,157
Other intangible assets, net	(24,601)	3,514
Other assets, net	(2,747)	1,760
Accrued expenses	—	(3,866)
Long-term debt	(20,568)	(9,845)
Capital and financing lease obligations	7,795	—
Net cash paid	$39,818	$7,394
Formation of CCRC venture with HCP:
Property, plant and equipment and leasehold intangibles, net	$(728,227)	$—
Investment in unconsolidated ventures	192,940	—
Other intangibles assets, net	(56,829)	—
Other assets, net	(9,137)	—
Long-term debt	170,416	—
Capital and financing lease obligations	27,085	—
Refundable entrance fees and deferred revenue	413,761	—
Other liabilities	2,163	—
Net cash paid	$12,172	$—
Formation of Emeritus community venture with HCP:
Property, plant and equipment and leasehold intangibles, net	$(525,446)	$—
Investment in unconsolidated ventures	71,656	—
Long-term debt	(67,640)	—
Capital and financing lease obligations	538,355	—
Other liabilities	(9,034)	—
Net cash paid	$7,891	$—

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$27,100	$—
Capital and financing lease obligations	(27,100)	—
Net	$—	$—
Emeritus/HCP lease amendments:
Property, plant and equipment and leasehold intangibles, net	$385,696	$—
Other intangibles assets, net	(174,012)	—
Capital and financing lease obligations	(217,022)	—
Other liabilities	5,338	—
Net	$—	$—

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash basis payment	$91,092	$69,507	$233,617	$208,057
Straight-line expense	2,840	818	2,400	2,250
Amortization of (above) below market rent, net	(1,377)	—	(1,377)	—
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Facility lease expense	$91,462	$69,232	$231,361	$207,028

12.  Income Taxes

The difference in the Company's effective tax rates for both the three and nine months ended September 30, 2014 and 2013 was primarily due to the reversal of the valuation allowance that had been recorded against the Company's deferred tax assets. The Company recorded a valuation allowance against deferred tax benefits generated from 2011 through 2013, and in the first two quarters of 2014. The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. As a result of the acquisition of Emeritus in the three months ended September 30, 2014, the Company recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical tax basis of the acquired assets.  The Company determined that it is more likely than not that its federal NOL's and tax credits will be utilized in the future, based on future reversal of these deferred tax liabilities. As a result, the Company recorded an aggregate deferred federal, state and local income tax benefit of $63.7 million from the release of the valuation allowance against certain deferred tax assets in the three months ended September 30, 2014.  Additionally, the Company recorded an aggregate deferred federal, state and local tax benefit of $50.5 million as a result of the operating loss for the three months ended September 30, 2014. The Company's valuation allowance as of September 30, 2014 and December 31, 2013 is $16.6 million and $72.4 million, respectively.

The Company's current tax expense continues to mainly reflect its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the nine months ended September 30, 2014 which are included in income tax expense (benefit) for the period.  Tax returns for years 2010 through 2013 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in ASC 810 - Consolidation of Variable Interest Entities ("ASC 810").  ASC 810 broadly defines a VIE as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.  The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity.  The Company performs this analysis on an ongoing basis and consolidates any VIEs where it is determined to be the primary beneficiary.

At September 30, 2014, the Company has an equity interest in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are accounted for under the equity method of accounting.

The Company holds a 51% equity interest in an unconsolidated venture (CCRC OpCo) that has been identified as a VIE (see Note 4 for additional information on the CCRC venture). The equity members of CCRC OpCo share certain operating rights and the Company acts as manager to the CCRC OpCo; however, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable and cash and cash equivalents. The obligations of CCRC OpCo primarily consist of community lease obligations, accounts payable, accrued expenses and refundable entrance fees. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities).

The Company holds a 20% equity interest in ventures that own and operate senior housing properties in a RIDEA structure (RIDEA Ventures). The equity members of the RIDEA Ventures share certain operating rights and the Company acts as manager to the RIDEA Ventures opco; however, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the RIDEA Ventures propco primarily consist of the senior housing communities that it owns and cash and cash equivalents. The obligations of the RIDEA Ventures propco primarily consist of a note payable to HCP. The assets of the RIDEA Ventures opco primarily consist of the senior housing communities that it leases, resident fees receivable and cash and cash equivalents. The obligations of the RIDEA Ventures opco primarily consist of community lease obligations, accounts payable and accrued expenses. Assets generated by the operations of the senior housing communities (primarily rents from senior housing residents) of the RIDEA Ventures may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities). See Note 4 for additional information on the RIDEA ventures.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at September 30, 2014 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture with HCP – Operating Company	Investment in unconsolidated ventures	$193.0	$193.0
Senior Housing Community Venture with HCP	Investment in unconsolidated ventures	$71.6	$71.6

As of September 30, 2014, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

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

During the nine months ended September 30, 2014, two communities were moved from the Retirement Centers segment to the Assisted Living segment to more accurately reflect the underlying product offering of the communities.  The movement did not change the Company's reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and Assisted Living segments.  Revenue and expenses for the three and nine months ended September 30, 2013 have not been recast.

In connection with the creation of the entry-fee CCRC venture between the Company and HCP on August 29, 2014, the Company contributed to the venture all but two of the communities in the CCRCs - Entry Fee segment.  Accordingly, the two communities not contributed to the venture are included in the CCRCs – Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs – Rental segment for the three month period ended September 30, 2014 based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC venture. The venture is accounted for under the equity method of accounting, and the communities contributed to the venture were deconsolidated effective August 29, 2014.

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

Management Services.  The Company's management services segment includes communities operated by the Company pursuant to management agreements.  In some of the cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned in a venture structure in which the Company has an ownership interest.  Under the management agreements for these communities, the Company receives management fees as well as reimbursed expenses, which represent the reimbursement of expenses it incurs on behalf of the owners.

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Retirement Centers(1)	$155,227	$133,272	$421,017	$392,364
Assisted Living(1)	516,640	262,524	1,071,301	783,636
CCRCs - Rental(1)	144,074	100,076	340,230	297,965
CCRCs - Entry Fee(1)	44,145	74,110	202,414	222,434
Brookdale Ancillary Services(1)	95,426	61,162	224,377	180,053
Management Services(2)	128,423	97,855	320,264	281,281
	$1,083,935	$728,999	$2,579,603	$2,157,733
Segment operating income(3)
Retirement Centers	$67,205	$56,820	$180,326	$164,331
Assisted Living	188,154	96,750	397,392	289,216
CCRCs - Rental	34,492	27,013	87,015	81,657
CCRCs - Entry Fee	10,431	18,218	48,433	55,561
Brookdale Ancillary Services	18,146	11,764	43,804	36,078
Management Services	10,428	7,622	25,319	22,975
	328,856	218,187	782,289	649,818
General and administrative (including non-cash stock-based compensation expense)	90,020	45,824	181,693	138,470
Transaction costs	41,572	—	59,224	—
Facility lease expense	91,462	69,232	231,361	207,028
Depreciation and amortization	178,999	68,644	320,403	200,557
Asset impairment	—	504	—	2,658
(Loss) income from operations	$(73,197)	$33,983	$(10,392)	$101,105

	As of
	September 30, 2014	December 31, 2013
Total assets
Retirement Centers	$1,685,462	$1,258,294
Assisted Living	6,711,935	1,514,385
CCRCs - Rental	987,813	499,873
CCRCs - Entry Fee	—	960,708
Brookdale Ancillary Services	239,438	94,986
Corporate and Management Services	1,173,066	409,511
Total assets	$10,797,714	$4,737,757

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)  Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and Cash From Facility Operations; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our ancillary services programs (therapy, home health, personalized living and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined herein); and our expectations regarding the integration of Emeritus and the recently completed transactions with HCP. Words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "predict(s)", "believe(s)", "may", "will", "would", "could", "should", "seek(s)", "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained, and actual results could differ materially from our expectations. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the integration of Emeritus and the transactions with HCP, including in respect of unanticipated difficulties and/or expenditures relating to such transactions; the impact of such transactions on our relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining, cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and in this Quarterly Report.  Such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

On July 31, 2014, we completed the merger with Emeritus. The results of Emeritus' operations have been included in the condensed consolidated financial statements subsequent to that date. Emeritus is a senior living service provider focused on operating residential style communities throughout the United States. Emeritus' assisted living and Alzheimer's and dementia care communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of Emeritus' communities offer independent living alternatives and, to a lesser extent, skilled nursing care. Emeritus also offers a range of outpatient therapy and home health services in Florida, Arizona and Texas. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities.

On August 29, 2014, we completed the previously announced transactions contemplated by the Master Agreement, dated as of April 23, 2014, by and between us and HCP, Inc. At the closing of the transactions contemplated by the Master Agreement (the "Closing"), we and HCP entered into two venture transactions and amended the terms of certain existing agreements between us and HCP.

Each of the ventures contemplated by the Master Agreement uses a "RIDEA" structure, whereby at the Closing we and HCP invested in an "opco" venture and a "propco" venture. The propco owns most of the applicable communities and leases such communities to the opco pursuant to long-term leases entered into at the Closing. The opco owns the remainder of the applicable communities not owned by the propco, and at the Closing the opco engaged an affiliate of ours to manage all of the owned and leased communities pursuant to management agreements with 15-year terms subject to certain extension options.

Venture Relating to our and HCP's Entrance Fee CCRC Communities. At the Closing, we and HCP entered into a venture with respect to certain entry-fee CCRCs previously owned, leased and/or operated by us. We own a 51% ownership interest, and HCP owns a 49% ownership interest, in each of the propco and opco. Pursuant to the terms of the Master Agreement, at the Closing we contributed to the venture eight wholly-owned entities (owning eight CCRCs subject, in certain cases, to existing debt) and certain purchase options with respect to the HCP Communities (as defined below), and HCP contributed to the venture three wholly-owned entities (owning three properties in two CCRC communities (the "HCP Communities")). In addition, HCP contributed $323.5 million in cash and the venture completed the purchases of four communities managed by us for an aggregate purchase price of $323.5 million immediately following the Closing. Each of the communities in the venture is managed by us pursuant to market rate management agreements entered into at the Closing, and we have agreed to guarantee certain obligations of the manager under the applicable management agreements. Each of the propco and opco is governed by a board of managers consisting of six members, with three representatives each appointed by us and HCP.

Venture Relating to Certain Emeritus / HCP Communities. At the Closing, we and HCP entered into a venture with respect to certain independent living, assisted living, memory care and/or skilled nursing care communities previously owned by HCP and leased and historically operated by Emeritus. We acquired the leases in the acquisition of Emeritus, and in this transaction effectively terminated the leases. We own a 20% ownership interest, and HCP owns an 80% ownership interest, in each of the propco and opco. Pursuant to the terms of the Master Agreement, at the Closing an HCP affiliate made a loan to us in the original principal amount of approximately $68 million to fund our initial capital contribution to the venture, at prevailing market rates. HCP contributed 49 communities to propco. At the Closing, propco leased the communities to opco. Each of the communities in the venture is managed by an affiliate of ours, and we have agreed to guarantee certain obligations of the manager under the applicable market rate management agreements.

Amendments to Existing Agreements (including Triple Net Leases). At the Closing, we and HCP amended and restated (i) that certain Master Lease and Security Agreement, dated as of October 31, 2012, by and between Emeritus and certain affiliates of HCP, with respect to 112 communities, and (ii) certain other triple net leases between Emeritus and affiliates of HCP, with respect to 41 communities, together into a single master lease with the communities subject thereto separated into 3 pools (the "Master Lease"). The term of the Master Lease is 14 years for the pool 1 communities, 15 years for the pool 2 communities and 16 years for the pool 3 communities, with an average of approximately fifteen years, in each case subject to 2 extension options of approximately 10 years each, and the Master Lease is guaranteed by us. The Master Lease provides for total base rent in 2014 of approximately $158.0 million, with lower future rent payments and escalations compared to the previously existing leases. HCP has agreed to make available up to $100.0 million for capital expenditures related to the communities during calendar years 2014 through 2017 at an initial lease rate of 7.0%. The Master Lease includes certain customary covenants, with respect to, among other things, capital expenditure requirements, restrictions on the ownership, operation and management of competing communities and transfer restrictions (including restrictions on changes of control of us). The Master Lease also includes customary events of default and remedies relating thereto. In addition, the Master Lease includes a purchase option in our favor for up to 10 communities at an aggregate purchase price not to exceed $60.0 million.

The acquisition of Emeritus and the transactions with HCP completed during the quarter were consummated as part of our long-term growth strategy. Our primary long-term growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income primarily through a combination of: (i) organic growth in our core business, including expense control and the realization of economies of scale; (ii) growth through strategic capital allocation; (iii) growth through development of a market leading Brookdale brand; and (iv) growth through innovation of product offerings, including our Brookdale Ancillary Services programs.

In September 2014, we completed a public equity offering of 10,298,506 shares of common stock which yielded net proceeds of approximately $330.4 million.  We have begun and intend to use the net proceeds to finance the exercise of purchase options on certain communities we currently lease, to repay certain outstanding indebtedness with a weighted average interest rate of 7.3% and for other general corporate purposes, which may include additional debt repayments and the acceleration of capital investments in our communities and corporate infrastructure platform.

The table below presents a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2014 and 2013 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Total revenues	$1,083.9	$729.0	$354.9	48.7%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(36.9)	$(1.0)	$35.9	NM
Adjusted EBITDA	$110.2	$114.1	$(3.9)	(3.4)%
Cash From Facility Operations	$22.9	$70.6	$(47.7)	(67.6)%
Facility Operating Income	$312.7	$203.6	$109.1	53.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Total revenues	$2,579.6	$2,157.7	$421.9	19.6%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(42.5)	$(2.6)	$39.9	NM
Adjusted EBITDA	$335.6	$338.2	$(2.6)	(0.8)%
Cash From Facility Operations	$167.0	$209.6	$(42.6)	(20.3)%
Facility Operating Income	$736.5	$605.7	$130.8	21.6%

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

During the nine months ended September 30, 2014, total revenues increased to $2.6 billion, an increase of $421.9 million, or 19.6%, over our total revenues for the nine months ended September 30, 2013. The inclusion of Emeritus' operations since July 31, 2014 contributed $327.7 million to the increase in revenue. Aside from the effects of the Emeritus merger, but including the impacts of the transactions with HCP, our revenues increased $94.2 million, or 4.4%, over our total revenues for the nine months ended September 30, 2013. Resident fees for the nine months ended September 30, 2014 increased $61.3 million, or 3.3%, from the nine months ended September 30, 2013. Management fees increased $1.9 million, or 8.2%, from the nine months ended September 30, 2013, and reimbursed costs on behalf of managed communities increased $30.9 million, or 12.0%.

The increase in resident fees during the nine months ended September 30, 2014 was primarily due to the inclusion of Emeritus' operating results since July 31, 2014.

During the nine months ended September 30, 2014, facility operating expenses increased to $1.5 billion, an increase of $252.8 million, or 20.2%, as compared to the nine months ended September 30, 2013. Facility operating expenses increased $211.5 million due to the Emeritus merger. Excluding the effects of the Emeritus merger, facility operating expenses increased $41.2 million, or 3.3%, as we continued to control our cost growth.

Net loss attributable to Brookdale Senior Living Inc. common stockholders for the nine months ended September 30, 2014 was $42.5 million, or $(0.31) per basic and diluted common share, compared to a net loss of $2.6 million, or $(0.02) per basic and diluted common share, for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, our Adjusted EBITDA and Cash From Facility Operations decreased by 0.8% and 20.3%, respectively, while Facility Operating Income increased 21.6%, when compared to the nine months ended September 30, 2013.  Adjusted EBITDA and Cash From Facility Operations include integration, transaction costs and electronic medical records ("EMR") roll-out costs of $100.4 million for the nine months ended September 30, 2014 and $10.4 million for the nine months ended September 30, 2013.

Consolidated Results of Operations

Three Months Ended September 30, 2014 and 2013

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

During the nine months ended September 30, 2014, two communities were moved from the Retirement Centers segment to the Assisted Living segment to more accurately reflect the underlying product offering of the communities. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and Assisted Living segments. Revenue and expenses for the three months ended September 30, 2013 have not been recast.

On July 31, 2014, we completed the merger with Emeritus. As a result, our results reflect our full ownership of Emeritus subsequent to the completion date. Additionally, on August 29, 2014 we completed the transactions contemplated in the Master Agreement which include the creation of two ventures in which our ownership interests are 51% and 20%, and an amendment to existing lease agreements. Accordingly, our results reflect our full ownership interests and previously existing lease terms through the closing date of the Master Agreement transactions and reflect our subsequent venture interests and amended lease terms for the remainder of the period. Two communities previously included in the CCRCs – Entry Fee segment, which were not contributed to the venture, are included in the CCRCs – Rental segment for the three month period ended September 30, 2014 based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC venture.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$155,227	$133,272	$21,955	16.5%
Assisted Living	516,640	262,524	254,116	96.8%
CCRCs – Rental	144,074	100,076	43,998	44.0%
CCRCs – Entry Fee	44,145	74,110	(29,965)	(40.4)%
Brookdale Ancillary Services	95,426	61,162	34,264	56.0%
Total resident fees	955,512	631,144	324,368	51.4%
Management services(1)	128,423	97,855	30,568	31.2%
Total revenue	1,083,935	728,999	354,936	48.7%
Expense
Facility operating expense
Retirement Centers	88,022	76,452	11,570	15.1%
Assisted Living	328,486	165,774	162,712	98.2%
CCRCs – Rental	109,582	73,063	36,519	50.0%
CCRCs – Entry Fee	33,714	55,892	(22,178)	(39.7)%
Brookdale Ancillary Services	77,280	49,398	27,882	56.4%
Total facility operating expense	637,084	420,579	216,505	51.5%
General and administrative expenses	90,020	45,824	44,196	96.4%
Transaction costs	41,572	—	41,572	100.0%
Facility lease expense	91,462	69,232	22,230	32.1%
Depreciation and amortization	178,999	68,644	110,355	160.8%
Asset impairment	—	504	(504)	(100.0)%
Costs incurred on behalf of managed communities	117,995	90,233	27,762	30.8%
Total operating expense	1,157,132	695,016	462,116	66.5%
(Loss) income from operations	(73,197)	33,983	(107,180)	(315.4)%
Interest income	392	472	(80)	(16.9)%
Interest expense
Debt	(38,452)	(23,467)	14,985	63.9%
Capital and financing lease obligations	(40,916)	(6,175)	34,741	562.6%
Amortization of deferred financing costs and debt premium (discount)	189	(4,100)	(4,289)	(104.6)%
Change in fair value of derivatives	(10)	(1,377)	(1,367)	(99.3)%
Loss on extinguishment of debt	(569)	(53)	516	973.6%
Equity in (loss) earnings of unconsolidated ventures	(1,246)	431	(1,677)	(389.1)%
Other non-operating income	700	279	421	150.9%
Loss before income taxes	(153,109)	(7)	153,102	NM
Benefit (provision) for income taxes	116,073	(960)	117,033	NM
Net loss	(37,036)	(967)	36,069	NM
Net loss attributable to noncontrolling interest	174	—	174	100.0%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(36,862)	$(967)	$35,895	NM

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,147	651	496	76.2%
Total units operated(2)
Period end	110,455	66,311	44,144	66.6%
Weighted average	95,943	66,243	29,700	44.8%
Owned/leased communities units(2)
Period end	83,086	47,983	35,103	73.2%
Weighted average	74,591	47,952	26,639	55.6%
Owned/leased communities occupancy rate (weighted average)	88.5%	89.0%	(0.5)%	(0.6)%
Senior Housing average monthly revenue per unit(3)	$4,317	$4,397	$(80)	(1.8)%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	100	76	24	31.6%
Total units(2)
Period end	17,667	14,453	3,214	22.2%
Weighted average	16,594	14,444	2,150	14.9%
Occupancy rate (weighted average)	89.8%	90.2%	(0.4)%	(0.4)%
Senior Housing average monthly revenue per unit(3)	$3,472	$3,408	$64	1.9%
Assisted Living
Number of communities (period end)	841	432	409	94.7%
Total units(2)
Period end	55,288	21,519	33,769	156.9%
Weighted average	45,260	21,513	23,747	110.4%
Occupancy rate (weighted average)	88.8%	90.0%	(1.2)%	(1.3)%
Senior Housing average monthly revenue per unit(3)	$4,286	$4,518	$(232)	(5.1)%
CCRCs - Rental
Number of communities (period end)	45	27	18	66.7%
Total units(2)
Period end	10,131	6,687	3,444	51.5%
Weighted average	9,783	6,687	3,096	46.3%
Occupancy rate (weighted average)	85.1%	86.7%	(1.6)%	(1.8)%
Senior Housing average monthly revenue per unit(3)	$5,740	$5,759	$(19)	(0.3)%
CCRCs - Entry Fee
Number of communities (period end)	—	14	(14)	(100.0)%
Total units(2)
Period end	—	5,324	(5,324)	(100.0)%
Weighted average	2,954	5,308	(2,354)	(44.3)%
Occupancy rate (weighted average)	87.0%	84.1%	2.9%	3.4%
Senior Housing average monthly revenue per unit(3)	$5,085	$4,994	$91	1.8%

Other Entry Fee Data
Non-refundable entrance fees sales	$6,188	$9,223	$(3,035)	(32.9)%
Refundable entrance fees sales(4)	3,388	9,875	(6,487)	(65.7)%
Total entrance fee receipts	9,576	19,098	(9,522)	(49.9)%
Refunds	(7,668)	(7,728)	(60)	(0.8)%
Net entrance fees	$1,908	$11,370	$(9,462)	(83.2)%

Management Services
Number of communities (period end)	161	102	59	57.8%
Total units(2)
Period end	27,369	18,328	9,041	49.3%
Weighted average	21,352	18,291	3,061	16.7%
Occupancy rate (weighted average)	85.8%	85.7%	0.1%	0.1%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	762,993	818,758	(55,765)	(6.8%)
Home Health average census	10,314	4,574	5,740	125.5%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the three months ended September 30, 2014 and 2013 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $0.9 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, our total operations included 1,147 communities with a capacity to serve 111,135 residents.

Resident Fees

Resident fees increased over the prior year period primarily due to the inclusion of revenue from communities acquired and new units added to existing communities since the end of the prior year period (including communities acquired as part of the Emeritus transaction), partially offset by the effect of the contribution of entry fee communities to the CCRC venture with HCP.  During the current period, revenues grew 2.6% at the 508 communities we operated during both periods with a 3.4% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy decreased 0.7% in these 508 communities period over period.

Retirement Centers revenue increased $22.0 million, or 16.5%, primarily due to the inclusion of revenue from communities acquired during the current year quarter. The inclusion of Emeritus' operating results since July 31, 2014 contributed $20.2 million to the increase in revenue. Aside from the effects of the acquisition, revenues increased $1.8 million, or 1.4%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods.

Assisted Living revenue increased $254.1 million, or 96.8%, primarily due to the inclusion of revenue from communities acquired during the current year quarter. The inclusion of Emeritus' operating results since July 31, 2014 contributed $237.3 million to the increase in revenue. Aside from the effects of the acquisition, revenues increased $16.8 million, or 6.4%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods.  The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental revenue increased $44.0 million, or 44.0%, primarily due to the inclusion of revenue from communities acquired during the current year quarter. The inclusion of Emeritus' operating results since July 31, 2014 contributed $33.5 million to the increase in revenue. Aside from the effects of the acquisition, revenues increased $10.5 million, or 10.4%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods and the reclassification of two communities into this segment from the CCRCs – Entry Fee segment.

CCRCs - Entry Fee revenue decreased $30.0 million, or 40.4%, primarily due to the contribution of all but two of our entrance fee communities to the CCRC venture under the Master Agreement and the reclassification of the two remaining communities from this segment into the CCRCs – Rental segment during the current year quarter.

Brookdale Ancillary Services revenue increased $34.3 million, or 56.0%, primarily due to the inclusion of $30.5 million of revenue related to Nurse on Call (which we acquired in connection with the Emeritus merger), increased home health average census, and the roll-out of our hospice services to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $30.6 million, or 31.2%, primarily due to the new management agreements acquired as part of the Emeritus transaction and the entry into management agreements pursuant to the transactions with HCP.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to the impact of the acquisition of Emeritus.

Retirement Centers operating expenses increased $11.6 million, or 15.1%, primarily due to the inclusion of operating expenses from communities acquired during the current year quarter. Of the increase, $10.5 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. Aside from the effects of the acquisition, operating expenses increased $1.1 million driven by an increase in salaries and advertising, offset in part by a decrease in real estate taxes.

Assisted Living operating expenses increased $162.7 million, or 98.2%, primarily due to the inclusion of operating expenses from communities acquired during the current year quarter. Of the increase, $151.7 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. Aside from the effects of the acquisition, operating expenses increased by $11.0 million driven by an increase in salaries and wages due to wage rate increases, an increase in employee benefits expense and an increase in advertising expense.

CCRCs - Rental operating expenses increased $36.5 million, or 50.0%, primarily due to the inclusion of operating expenses from communities acquired during the current year quarter. Of the increase, $25.1 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. Aside from the effects of the acquisition, operating expenses increased by $11.4 million, primarily due to the reclassification of two communities during the current quarter into this segment from the CCRCs – Entry Fee segment.

CCRCs - Entry Fee operating expenses decreased $22.2 million, or 39.7%, primarily due to the contribution of all but two of our entrance fee communities to the CCRC venture under the Master Agreement and the reclassification of the two remaining communities from this segment into the CCRCs – Rental segment during the current year quarter.

Brookdale Ancillary Services operating expenses increased $27.9 million, or 56.4%, primarily due to the inclusion of expenses related to Nurse on Call (which we acquired in connection with the Emeritus merger) and an increase in expenses incurred in connection with higher census and the continued expansion of our ancillary services programs, partially offset by a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense increased $44.2 million, or 96.4%, primarily as a result of integration and EMR roll-out costs and the addition of employees associated with the acquisition of Emeritus. Integration and EMR roll-out costs include third party expenses directly related to the integration of Emeritus as well as internal costs such as labor reflecting time spent by our personnel on integration and transaction activity.  Transaction costs relating to the acquisition of Emeritus (and the completion of the transactions contemplated by the Master Agreement with HCP) are reported separately from general and administrative expense, as further discussed below.

Transaction Costs

Transaction costs of $41.6 million are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and the completion of the transactions contemplated by the Master Agreement with HCP and include expenses such as lender costs and legal, banking, accounting and consulting fees.

Facility Lease Expense

Facility lease expense increased $22.2 million, or 32.1%, primarily due to the inclusion of lease expense from leases acquired during the current year quarter in connection with the acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $110.4 million, or 160.8%, primarily due to the acquisition of communities since the prior year period, driven by amortization of in-place lease intangibles acquired in the Emeritus merger, offset in part by the contribution of previously owned communities to the entrance fee CCRC venture with HCP during the quarter.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $27.8 million, or 30.8%, primarily due to the new management agreements acquired as part of the Emeritus transaction and the entry into management agreements pursuant to the transactions with HCP.

Interest Expense

Interest expense increased $44.1 million, or 125.5%, primarily due to the assumption of Emeritus debt and capital and financing lease obligations which increased interest expense by $10.3 million and $34.3 million, respectively (including the impact of non cash interest expense related to debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the three months ended September 30, 2014 and 2013 was primarily due to the reversal of the valuation allowance that had been recorded against our deferred tax assets.  We recorded a valuation allowance against deferred tax benefits generated from 2011 through 2013, and in the first two quarters of 2014. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized.  As a result of the acquisition of Emeritus in the three months ended September 30, 2014, we have recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical tax basis of the acquired assets.  We determined that it is more likely than not that our federal NOL's and tax credits will be utilized in the future, based on future reversal of these deferred tax liabilities. As a result we recorded an aggregate deferred federal, state and local income tax benefit of $63.7 million from the release of the valuation allowance against certain deferred tax assets in the three months ended September 30, 2014. Additionally, we recorded an aggregate deferred federal, state and local tax benefit of $50.5 million as a result of the operating loss for the three months ended September 30, 2014. Our valuation allowance as of September 30, 2014 and December 31, 2013 is $16.6 million and $72.4 million, respectively.

Our current tax expense continues to mainly reflect our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended September 30, 2014 which are included in income tax expense (benefit) for the period.  Tax returns for years 2010 through 2013 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

Nine Months Ended September 30, 2014 and 2013

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

During the nine months ended September 30, 2014, two communities were moved from the Retirement Centers segment to the Assisted Living segment to more accurately reflect the underlying product offering of the communities. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and Assisted Living segments. Revenue and expenses for the nine months ended September 30, 2013 have not been recast.

On July 31, 2014, we completed the merger with Emeritus. As a result, our results reflect our full ownership of Emeritus subsequent to the completion date. Additionally, on August 29, 2014 we completed the transactions contemplated in the Master Agreement which include the creation of two ventures in which our ownership interests are 51% and 20% and an amendment to existing lease agreements. Accordingly, our results reflect our full ownership interests and previously existing lease terms through the closing of the Master Agreement transactions and reflect our subsequent venture interests and amended lease terms for the remainder of the period. Two communities previously included in the CCRCs – Entry Fee segment, which were not contributed to the venture, are included in the CCRCs – Rental segment beginning with the three month period ended September 30, 2014 based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC venture.

(dollars in thousands, except average monthly revenue per unit)	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$421,017	$392,364	$28,653	7.3%
Assisted Living	1,071,301	783,636	287,665	36.7%
CCRCs – Rental	340,230	297,965	42,265	14.2%
CCRCs – Entry Fee	202,414	222,434	(20,020)	(9.0)%
Brookdale Ancillary Services	224,377	180,053	44,324	24.6%
Total resident fees	2,259,339	1,876,452	382,887	20.4%
Management services(1)	320,264	281,281	38,983	13.9%
Total revenue	2,579,603	2,157,733	421,870	19.6%
Expense
Facility operating expense
Retirement Centers	240,691	228,033	12,658	5.6%
Assisted Living	673,909	494,420	179,489	36.3%
CCRCs – Rental	253,215	216,308	36,907	17.1%
CCRCs – Entry Fee	153,981	166,873	(12,892)	(7.7)%
Brookdale Ancillary Services	180,573	143,975	36,598	25.4%
Total facility operating expense	1,502,369	1,249,609	252,760	20.2%
General and administrative expenses	181,693	138,470	43,223	31.2%
Transaction costs	59,224	—	59,224	100.0%
Facility lease expense	231,361	207,028	24,333	11.8%
Depreciation and amortization	320,403	200,557	119,846	59.8%
Asset impairment	—	2,658	(2,658)	(100.0)%
Costs incurred on behalf of managed communities	294,945	258,306	36,639	14.2%
Total operating expense	2,589,995	2,056,628	533,367	25.9%
(Loss) income from operations	(10,392)	101,105	(111,497)	(110.3)%
Interest income	998	1,027	(29)	(2.8)%
Interest expense
Debt	(85,898)	(71,291)	14,607	20.5%
Capital and financing lease obligations	(53,125)	(19,165)	33,960	177.2%
Amortization of deferred financing costs and debt discount	(7,907)	(13,017)	(5,110)	(39.3)%
Change in fair value of derivatives	(2,179)	594	2,773	466.8%
Loss on extinguishment of debt	(3,766)	(946)	2,820	298.1%
Equity in earnings of unconsolidated ventures	913	991	(78)	(7.9)%
Other non-operating income	4,621	1,365	3,256	238.5%
(Loss) income before income taxes	(156,735)	663	(157,398)	NM
Benefit (provision) for income taxes	114,105	(3,272)	117,377	NM
Net loss	(42,630)	(2,609)	40,021	NM
Net loss attributable to noncontrolling interest	174	—	174	100.0%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(42,456)	$(2,609)	$39,847	NM

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,147	651	496	76.2%
Total units operated(2)
Period end	110,455	66,311	44,144	66.6%
Weighted average	76,520	66,175	10,345	15.6%
Owned/leased communities units(2)
Period end	83,086	47,983	35,103	73.2%
Weighted average	57,266	47,937	9,329	19.5%
Owned/leased communities occupancy rate (weighted average)	88.4%	88.6%	(0.2)%	(0.2)%
Senior Housing average monthly revenue per unit(3)	$4,423	$4,382	$41	0.9%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	100	76	24	31.6%
Total units(2)
Period end	17,667	14,453	3,214	22.2%
Weighted average	14,972	14,434	538	3.7%
Occupancy rate (weighted average)	89.4%	89.7%	(0.3)%	(0.3)%
Senior Housing average monthly revenue per unit(3)	$3,496	$3,366	$130	3.9%
Assisted Living
Number of communities (period end)	841	432	409	94.7%
Total units(2)
Period end	55,288	21,519	33,769	156.9%
Weighted average	30,053	21,523	8,530	39.6%
Occupancy rate (weighted average)	89.0%	89.5%	(0.5)%	(0.6)%
Senior Housing average monthly revenue per unit(3)	$4,448	$4,520	$(72)	(1.6)%
CCRCs - Rental
Number of communities (period end)	45	27	18	66.7%
Total units(2)
Period end	10,131	6,687	3,444	51.5%
Weighted average	7,569	6,686	883	13.2%
Occupancy rate (weighted average)	85.8%	86.8%	(1.0)%	(1.2)%
Senior Housing average monthly revenue per unit(3)	$5,812	$5,706	$106	1.9%
CCRCs - Entry Fee
Number of communities (period end)	—	14	(14)	(100.0)%
Total units(2)
Period end	—	5,324	(5,324)	(100.0)%
Weighted average	4,672	5,295	(623)	(11.8)%
Occupancy rate (weighted average)	85.2%	84.2%	1.0%	1.2%
Senior Housing average monthly revenue per unit(3)	$5,103	$5,010	$93	1.9%

Other Entry Fee Data
Non-refundable entrance fees sales	$30,129	$30,584	$(455)	(1.5)%
Refundable entrance fees sales(4)	20,330	29,265	(8,935)	(30.5)%
Total entrance fee receipts	50,459	59,849	(9,390)	(15.7)%
Refunds	(25,327)	(24,504)	823	3.4%
Net entrance fees	$25,132	$35,345	$(10,213)	(28.9)%

Management Services
Number of communities (period end)	161	102	59	57.8%
Total units(2)
Period end	27,369	18,328	9,041	49.3%
Weighted average	19,254	18,238	1,016	5.6%
Occupancy rate (weighted average)	85.9%	85.1%	0.8%	0.9%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	2,374,379	2,480,142	(105,763)	(4.3%)
Home Health average census	6,885	4,410	2,475	56.1%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the nine months ended September 30, 2014 and 2013 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $2.9 million and $9.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Resident Fees

Resident fees increased over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period, including an increase in revenue from our ancillary services programs and the inclusion of revenue from communities acquired (including communities acquired as part of the Emeritus transaction) and new units added to existing communities since the end of the prior year period.  During the current period, revenues grew 2.8% at the 508 communities we operated during both periods with a 3.2% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances).  Occupancy in these 508 communities decreased 0.4%.

Retirement Centers revenue increased $28.7 million, or 7.3%, primarily due to the inclusion of revenue from communities acquired during the current year period. The inclusion of Emeritus' operating results since July 31, 2014 contributed $20.2 million to the increase in revenue. Aside from the effects of the acquisition, revenue increased $8.5 million, or 2.2%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods, offset in part by the reclassification of two communities from this segment into the Assisted Living segment during the nine months ended September 30, 2014.

Assisted Living revenue increased $287.7 million, or 36.7%, primarily due to the inclusion of revenue from communities acquired during the current year period. The inclusion of Emeritus' operating results since July 31, 2014 contributed $237.3 million to the increase in revenue. Aside from the effects of the acquisition, revenue increased $50.4 million, or 6.4%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both periods and the inclusion of $18.3 million of revenue from non-Emeritus communities acquired after the prior year period.  Additionally, revenue increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during the current year period.

CCRCs - Rental revenue increased $42.3 million, or 14.2%, primarily due to the inclusion of revenue from communities acquired during the current year period. The inclusion of Emeritus' operating results since July 31, 2014 contributed $33.5 million to the increase in revenue. Aside from the effects of the acquisition, revenue increased $8.8 million, or 2.9%, primarily due to the reclassification of two communities into this segment from the CCRCs – Entry Fee segment during the current year period, offset in part by a decrease in occupancy at the communities we operated during both periods prior to the Emeritus acquisition.

CCRCs - Entry Fee revenue decreased $20.0 million, or 9.0%, primarily due to the contribution of all but two of our entrance fee communities to the CCRC venture under the Master Agreement and the reclassification of two communities from this segment into the CCRCs – Rental segment during the current year period.

Brookdale Ancillary Services revenue increased $44.3 million, or 24.6%, primarily due to the inclusion of $30.5 million of revenues related to Nurse on Call (which we acquired in connection with the Emeritus merger). Aside from the effects of the acquisition, revenue increased $13.8 million, or 7.7%, driven by an increase in home health average census and the roll-out of our hospice services to additional units subsequent to the prior year period.  The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services revenue, including reimbursed costs incurred on behalf of managed communities, increased $39.0 million, or 13.9%, primarily due to the new management agreements acquired as part of the Emeritus transaction and the entry into management agreements pursuant to the transactions with HCP.

Facility Operating Expense

Facility operating expense increased over the prior-year period primarily due to the impact of the acquisition of Emeritus.

Retirement Centers operating expenses increased $12.7 million, or 5.6%, primarily due to the inclusion of operating expenses from communities acquired during the current year period. Of the increase, $10.5 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. Aside from the effects of the acquisition, operating expenses increased $2.2 million, or 1.0%, driven by an increase in salaries and wages due to wage rate increases and an increase in utilities expense.  The increase was partially offset by the impact of the reclassification of two communities from this segment and into the Assisted Living segment during the current year period and a decrease in real estate tax expense.

Assisted Living operating expenses increased $179.5 million, or 36.3%, primarily due to the inclusion of operating expenses from communities acquired during the current year period. Of the increase, $151.7 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. Aside from the effects of the acquisition, operating expenses increased $27.8 million, or 5.6%, driven by the inclusion of $12.0 million of operating expenses from non-Emeritus communities acquired after the prior year period as well as increases in salaries and wages due to wage rate increases and expenses incurred for utilities and grounds maintenance due to weather.  Additionally, expenses increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during the current year period.

CCRCs - Rental operating expenses increased $36.9 million, or 17.1%, primarily due to the inclusion of operating expenses from communities acquired during the current year period. Of the increase, $25.1 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014.  Aside from the effects of the acquisition, operating expenses increased $11.8 million, or 5.4%, driven by the inclusion of $11.2 million of expenses from the reclassification of two communities from the CCRCs – Entry Fee segment into this segment during the current year period and an increase in salaries and wages due to wage rate increases and an increase in hours worked period over period.

CCRCs - Entry Fee operating expenses decreased $12.9 million, or 7.7%, primarily due to the contribution of all but two of our entrance fee communities to the CCRC venture under the Master Agreement in the current year period and the reclassification of the two remaining communities from this segment during the current year period into the CCRCs – Rental segment.

Brookdale Ancillary Services operating expenses increased $36.6 million, or 25.4%, primarily due to the inclusion of expenses related to Nurse on Call (which we acquired in connection with the Emeritus merger) and an increase in expenses incurred in connection with higher census and the continued expansion of our ancillary services programs, partially offset by a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense increased $43.2 million, or 31.2%, primarily as a result of an increase in integration and EMR roll-out costs and the addition of employees associated with the acquisition of Emeritus. Integration and EMR roll-out costs include third party expenses directly related to the integration of Emeritus as well as internal costs such as labor reflecting time spent by our personnel on integration and transaction activity.  Transaction costs relating to the acquisition of Emeritus (and the completion of the transactions contemplated by the Master Agreement with HCP) are reported separately from general and administrative expense, as further discussed below.

Transaction Costs

Transaction costs of $59.2 million are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and the completion of the transactions contemplated by the Master Agreement with HCP and include expenses such as lender costs and legal, banking, accounting and consulting fees.

Facility Lease Expense

Facility lease expense increased $24.3 million, or 11.8%, primarily due to the inclusion of lease expense from leases acquired during the current year period in connection with the acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $119.8 million, or 59.8%, primarily due to the acquisition of communities since the prior year period, driven by amortization of in-place lease intangibles acquired in the Emeritus merger, offset in part by the contribution of previously owned communities to the entrance fee CCRC venture with HCP during the current year period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $36.6 million, or 14.2%, primarily due to the new management agreements acquired as part of the Emeritus transaction and the entry into management agreements pursuant to the transactions with HCP.

Interest Expense

Interest expense increased $46.2 million, or 44.9%, primarily due to the assumption of Emeritus debt and capital and financing lease obligations, which increased interest expense by $10.3 million and $34.3 million, respectively (including the impact of non cash interest expense related to debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the nine months ended September 30, 2014 and 2013 was primarily due to the reversal of the valuation allowance that had been recorded against our deferred tax assets.  We recorded a valuation allowance against deferred tax benefits generated from 2011 through 2013. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized.   As a result of the acquisition of Emeritus in the three months ended September 30, 2014, we have recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical tax basis of the acquired assets.  We determined that it is more likely than not that our federal NOL's and tax credits will be utilized in the future, based on future reversal of these deferred tax liabilities. As a result we recorded an aggregate deferred federal, state and local income tax benefit of $63.7 million from the release of the valuation allowance against certain deferred tax assets in the three months ended September 30, 2014. Additionally, we recorded an aggregate deferred federal, state and local tax benefit of $50.5 million as a result of the operating loss for the nine months ended September 30, 2014. Our valuation allowance as of September 30, 2014 and December 31, 2013 is $16.6 million and $72.4 million, respectively.

Our current tax expense continues to mainly reflect our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the nine months ended September 30, 2014 which are included in income tax expense (benefit) for the period.  Tax returns for years 2010 through 2013 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$156,848	$249,075
Cash used in investing activities	(216,784)	(177,901)
Cash provided by (used in) financing activities	239,749	(97,724)
Net increase (decrease) in cash and cash equivalents	179,813	(26,550)
Cash and cash equivalents at beginning of period	58,511	69,240
Cash and cash equivalents at end of period	$238,324	$42,690

The decrease in cash provided by operating activities was primarily attributable to an increase in integration and transaction costs.

The increase in cash used in investing activities was primarily attributable to an increase in spending on property, plant, equipment, and leasehold intangibles.

The change in cash used in financing activities period over period was primarily attributable to the receipt of net proceeds from a public equity offering.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing or refinancing of various assets;
•	funds generated through venture arrangements or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration, information systems and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities and the development of new communities; and
•	other corporate initiatives (including integration, information systems and branding).

We are highly leveraged and have significant debt and lease obligations.  As of September 30, 2014, we have three principal corporate-level debt obligations: our $250.0 million revolving credit facility, our $316.3 million convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $88.7 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings.

At September 30, 2014, we had $3.7 billion of debt outstanding, excluding capital lease obligations and our line of credit, at a weighted-average interest rate of 5.1% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).  At September 30, 2014, we had $2.7 billion of capital and financing lease obligations and $74.5 million of letters of credit had been issued under our letter of credit facilities.    Approximately $469.5 million of our debt and capital lease obligations are due on or before September 30, 2015.  We also have substantial operating lease obligations and capital expenditure requirements.  For the year ending September 30, 2015, we will be required to make approximately $387.4 million of payments in connection with our existing operating leases.

At September 30, 2014, we had $366.4 million of negative working capital. We had $238.3 million of cash and cash equivalents at September 30, 2014, excluding cash and escrow deposits-restricted and lease security deposits of $236.1 million in the aggregate.  No borrowings were outstanding on our $250.0 million revolving credit facility at September 30, 2014.

In September 2014, we completed a public equity offering of 10,298,506 shares of common stock which yielded net proceeds of approximately $330.4 million.  We have begun and intend to use the net proceeds to finance the exercise of purchase options on certain communities we currently lease, to repay certain outstanding indebtedness with a weighted average interest rate of 7.3% and for other general corporate purposes, which may include additional debt repayments and the acceleration of capital investments in our communities and corporate infrastructure platform. Subsequent to quarter-end, we repaid $270.9 million of loans classified as current on the September 30, 2014 balance sheet (including the $68 million loan from HCP used to fund our initial capital contribution to the venture relating to certain Emeritus / HCP Communities (see Note 4 to the condensed consolidated financial statements)). We financed the repayment of debt primarily with cash on hand.

For the year ending December 31, 2014, we anticipate that we will make investments of approximately $205.0 million to $215.0 million for net capital expenditures (excluding expenditures related to our Program Max initiative discussed below), comprised of approximately $55.0 million to $60.0 million of net recurring capital expenditures and approximately $150.0 million to $155.0 million of expenditures relating to other major projects (including corporate initiatives).  These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or repositioning projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.  For the nine months ended September 30, 2014, we spent approximately $34.4 million for net recurring capital expenditures and approximately $92.5 million for expenditures relating to other major projects and corporate initiatives.

In addition, we have increased our efforts with respect to the expansion, renovation, redevelopment and repositioning of our communities through our Program Max initiative.  We anticipate making net investments of approximately $45.0 million to $55.0 million during 2014 in connection with recently initiated or currently planned projects.  For the nine months ended September 30, 2014, we spent approximately $43.7 million in connection with our Program Max initiative, net of third party lessor reimbursement.

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

We currently estimate that our existing cash flows from operations, together with cash and cash equivalents on hand, amounts available under our credit facility and, to a lesser extent, proceeds from anticipated financings, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate.

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

As of September 30, 2014, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

We have commenced discussions with certain potential lending sources regarding an amendment to our credit facility. We expect that the amended credit facility initially will have an aggregate committed amount of approximately $500.0 million and a maturity of approximately five years. We anticipate that the amended credit facility will include a $400.0 million revolving line of credit and a $100.0 million term loan that will be drawn at closing.  We expect that the amended credit facility will be secured by a first priority mortgage on certain of our communities. As with the existing facility, we expect that availability under the amended revolving line of credit will vary from time to time as it will be based on borrowing base calculations related to the appraised value and performance of the communities securing the facility. We anticipate that the interest rate spreads under the amended credit facility will be modestly improved compared with the existing credit facility. There can be no assurances that we can enter into a new or amended credit facility on these terms or at all.

As of September 30, 2014, no borrowings were outstanding on our $250.0 million revolving credit facility. We also had secured and unsecured letter of credit facilities of up to $88.7 million in the aggregate as of September 30, 2014. Letters of credit totaling $74.5 million had been issued under these facilities as of that date.

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

As a result of the acquisition of Emeritus on July 31, 2014, we acquired entities that own 182 communities and acquired entities that are lessees under operating and capital leases covering 311 communities, as well as certain other leases such as office leases and leases associated with Emeritus' Nurse on Call business.  The community leases contain customary terms, including assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants. In connection with the closing of the acquisition of Emeritus, we have entered into guarantees of certain of these leases.

In addition, as a result of the acquisition of Emeritus, we assumed approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness of Emeritus. The mortgage loans are collateralized by a total of 179 underlying communities, bear interest either at fixed rates at a weighted average of 6.06% per annum or at variable rates at a weighted average of 5.49% per annum (in each case, as of July 31, 2014), and have remaining maturities ranging from approximately three months to 33 years. The mortgage loans contain customary terms including assignment and change of control restrictions, acceleration provisions and financial covenants. In connection with the closing of the acquisition of Emeritus, we have entered into guarantees of certain of these debt arrangements.

Additionally, on August 29, 2014, we completed the transactions contemplated by the Master Agreement wtih HCP which include the creation of two ventures and amendments to existing lease agreements (See note 4 to the condensed consolidated financial statements).

The following table gives effect to the transactions discussed above and presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of September 30, 2014.

		Payments Due During the Period Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
			(dollars in millions)
Contractual Obligations:
Long-term debt obligations(1)	$4,414.9	$333.5	$313.6	$211.2	$686.6	$1,380.5	$1,489.5
Capital and financing lease obligations(1)	5,240.7	60.8	250.4	332.6	283.3	292.4	4,021.2
Operating lease obligations(2)	3,215.1	100.2	393.9	394.0	379.7	363.8	1,583.5
Refundable entrance fee obligations(3)	25.7	0.8	3.5	3.5	3.5	3.5	10.9
Total contractual obligations	$12,896.4	$495.3	$961.4	$941.3	$1,353.1	$2,040.2	$7,105.1

Total commercial construction commitments	$120.4	$33.9	$74.4	$12.1	$-	$-	$-

(1)	Includes contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the September 30, 2014 rate.
(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the September 30, 2014 rate.
(3)	Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude letters of credit of $74.5 million outstanding as of September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, except as described below and referenced in Note 13 to the condensed consolidated financial statements, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We own interests in certain unconsolidated ventures as described under Note 13 to the condensed consolidated financial statements.  Except in limited circumstances, our risk of loss is limited to our investment in each venture.

We also own interests in certain other unconsolidated ventures that are not considered variable interest entities. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income), net of amortization of (above) below market rents;

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense; and

•	change in future service obligation;

and including:

•	entrance fee receipts and refunds (excluding (i) first generation entrance fee receipts from the sale of units at a recently opened entrance fee CCRC prior to stabilization and (ii) first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization).

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2013(1)	2014(1)	2013(1)
Net loss	$(37,036)	$(967)	$(42,630)	$(2,609)
(Benefit) provision for income taxes	(116,073)	960	(114,105)	3,272
Equity in loss (earnings) of unconsolidated ventures	1,246	(431)	(913)	(991)
Loss on extinguishment of debt	569	53	3,766	946
Other non-operating income	(700)	(279)	(4,621)	(1,365)
Interest expense:
Debt	38,452	23,467	85,898	71,291
Capital and financing lease obligations	40,916	6,175	53,125	19,165
Amortization of deferred financing costs and debt (premium) discount	(189)	4,100	7,907	13,017
Change in fair value of derivatives	10	1,377	2,179	(594)
Interest income	(392)	(472)	(998)	(1,027)
(Loss) income from operations	(73,197)	33,983	(10,392)	101,105
Depreciation and amortization	178,999	68,644	320,403	200,557
Asset impairment	—	504	—	2,658
Straight-line lease expense	2,840	818	2,400	2,250
Amortization of (above) below market lease, net	(1,377)	—	(1,377)	—
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Amortization of entrance fees	(5,757)	(7,013)	(20,506)	(21,178)
Non-cash stock-based compensation expense	7,869	6,894	23,170	20,776
Entrance fee receipts(2)	9,576	19,098	50,459	59,849
Entrance fee disbursements	(7,668)	(7,728)	(25,327)	(24,504)
Adjusted EBITDA	$110,192	$114,107	$335,551	$338,234

(1)	The calculation of Adjusted EBITDA includes integration, transaction and EMR roll-out costs of $76.6 million and $100.4 million for the three and nine months ended September 30, 2014, respectively. The calculation of Adjusted EBITDA includes integration, transaction and EMR roll-out costs of $4.7 million and $10.4 million for the three and nine months ended September 30, 2013, respectively.
(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2013(1)	2014(1)	2013(1)
Net cash provided by operating activities	$12,634	$104,247	$156,848	$249,075
Changes in operating assets and liabilities	29,620	(21,464)	55,709	(5,725)
Refundable entrance fees received(2)(3)	3,388	9,875	20,330	29,265
Entrance fee refunds disbursed	(7,668)	(7,728)	(25,327)	(24,504)
Recurring capital expenditures, net	(13,199)	(12,127)	(34,409)	(32,115)
Lease financing debt amortization with fair market value or no purchase options	(10,710)	(3,518)	(18,590)	(10,333)
Distributions from unconsolidated ventures from cumulative share of net earnings	(595)	(648)	(1,210)	(2,089)
CFFO from unconsolidated ventures	9,435	1,922	13,672	5,979
Cash From Facility Operations	$22,905	$70,559	$167,023	$209,553

(1)	The calculation of Cash From Facility Operations includes integration, transaction and EMR roll-out costs of $76.6 million and $100.4 million for the three and nine months ended September 30, 2014, respectively. The calculation of Cash From Facility Operations includes integration, transaction and EMR roll-out costs of $4.7 million and $10.4 million for the three and nine months ended September 30, 2013, respectively.
(2)	Entrance fee receipts include promissory notes issued to the Company by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the three months ended September 30, 2014 and 2013 were $(4.9) million and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $0.1 million and ($0.1) million, respectively.
(3)	Total entrance fee receipts for the three months ended September 30, 2014 and 2013 were $9.6 million and $19.1 million, respectively, including $6.2 million and $9.2 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities. Total entrance fee receipts for the nine months ended September 30, 2014 and 2013 were $50.5 million and $59.8 million, respectively, including $30.1 million and $30.6 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock-based compensation expense;

•	transaction costs;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(37,036)	$(967)	$(42,630)	$(2,609)
(Benefit) provision for income taxes	(116,073)	960	(114,105)	3,272
Equity in loss (earnings) of unconsolidated ventures	1,246	(431)	(913)	(991)
Loss on extinguishment of debt	569	53	3,766	946
Other non-operating income	(700)	(279)	(4,621)	(1,365)
Interest expense:
Debt	38,452	23,467	85,898	71,291
Capital and financing lease obligations	40,916	6,175	53,125	19,165
Amortization of deferred financing costs and debt (premium) discount	(189)	4,100	7,907	13,017
Change in fair value of derivatives	10	1,377	2,179	(594)
Interest income	(392)	(472)	(998)	(1,027)
(Loss) income from operations	(73,197)	33,983	(10,392)	101,105
Depreciation and amortization	178,999	68,644	320,403	200,557
Asset impairment	—	504	—	2,658
Facility lease expense	91,462	69,232	231,361	207,028
General and administrative (including non-cash stock-based compensation expense)	90,020	45,824	181,693	138,470
Transaction costs	41,572	—	59,224	—
Amortization of entrance fees	(5,757)	(7,013)	(20,506)	(21,178)
Management fees	(10,428)	(7,622)	(25,319)	(22,975)
Facility Operating Income	$312,671	$203,552	$736,464	$605,665

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2014, we had approximately $2.6 billion of long-term fixed rate debt, $1.2 billion of long-term variable rate debt, excluding our line of credit, and $2.7 billion of capital and financing lease obligations. As of September 30, 2014, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 5.1% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt.  As of September 30, 2014, $2.6 billion, or 68.6%, of our long-term debt, excluding our line of credit and capital and financing lease obligations, has fixed rates.  As of September 30, 2014, $831.9 million, or 22.3%, of our long-term debt, excluding our line of credit and capital and financing lease obligations, is subject to cap agreements. The remaining $340.1 million, or 9.1%, of our debt is variable rate debt, not subject to any cap or swap agreements.  A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our line of credit and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $9.9 million, a 500 basis point increase in interest rates would have an impact of $47.4 million, and a 1,000 basis point increase in interest rates would have an impact of $62.4 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

The following risk factors reflect certain modifications of, or additions to, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 primarily as a result of the merger with Emeritus, the completion of the transactions with HCP contemplated by the Master Agreement and legislative action.

Risks Related to the Integration of Emeritus

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

We may incur substantial costs in connection with the integration of Emeritus.

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

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense).  In addition, certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on March 31, 2015. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending was imposed beginning on March 1, 2013. In 2012 we saw a rate reduction on MPPR which was further increased effective April 1, 2013.  In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule.  By statute, the physician fee schedule is subject to annual automatic adjustment by a SGR formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by April 1, 2015, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 25%.  We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the CMS will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Our investment in our entrance fee CCRC venture with HCP, Inc. is susceptible to risks associated with the lifecare benefits offered to the residents of the venture's lifecare entrance fee communities, and we are also susceptible to such risks for our owned and/or operated entrance fee CCRCs.

As of September 30, 2014, we managed lifecare entrance fee communities as part of our entrance fee CCRC venture with HCP, Inc., and we owned and/or operated two other lifecare communities.  Substantially all of these communities offer residents a limited lifecare benefit and we owned and/or operated two other lifecare communities. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for these communities are not sufficient to cover the cost of lifecare benefits granted to residents, our interest in the results of operations and financial condition of these communities and the venture could be adversely affected.

Residents of these entrance fee communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care.  Although we screen potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the entrance fee communities during their lifetime, we cannot assure you that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, we or the entrance fee CCRC venture, as applicable, would have rights of set-off against the refundable portions of the residents' deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that these communities must pay third parties to provide nursing care to residents of these communities, our interest in the results of operations and financial condition of these communities and the venture would be adversely affected.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer
(Principal Financial Officer)
Date:	November 10, 2014

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. (the "Company"), Emeritus Corporation and Broadway Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2014).

2.2
Master Contribution and Transactions Agreement, dated as of April 23, 2014, by and between the Company and HCP, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014).

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
10.2
Amended and Restated Master Lease and Security Agreement, dated as of August 29, 2014, by and between HCP AUR1 California A Pack, LLC, HCP EMOH, LLC, HCP Hazel Creek, LLC, HCP MA2 California, LP, HCP MA2 Massachusetts, LP, HCP MA2 Ohio, LP, HCP MA2 Oklahoma, LP, HCP MA3 California, LP, HCP MA3 South Carolina, LP, HCP MA3 Washington LP, HCP Partners, LP, HCP Senior Housing Properties Trust, HCP SH Eldorado Heights LLC, HCP SH ELP1Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH River Valley Landing, LLC, HCP SH Sellwood Landing, LLC, HCP ST1 Colorado, LP, HCP, Inc. and HCPI Trust, as their interests may appear, as lessor, and Emeritus Corporation, Summerville at Hazel Creek, LLC and Summerville at Prince William, Inc., as lessee.†

10.3	Letter Agreement, dated as of May 22, 2014, by and between the Company and Granger Cobb.
10.4	Restricted Share Agreement under the Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan, dated as of July 31, 2014, by and between the Company and Granger Cobb.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.