Form 10-K
period 2014-12-31
Brookdale Senior Living Inc.
filed 2015-02-25
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4.2 billion. The market value calculation was determined using a per share price of $33.34, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 19, 2015, 183,504,959 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and CFFO; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined in this Annual Report on Form 10-K); and our expectations regarding the integration of Emeritus and the transactions with HCP. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition, or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the integration of Emeritus and the transactions with HCP, including in respect of unanticipated difficulties and/or expenditures relating to such transactions; the impact of such transactions on the Company's relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining, cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business.

Unless otherwise specified, references to "Brookdale," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

Our Business

As of December 31, 2014, we are the largest operator of senior living communities in the United States based on total capacity, with 1,143 communities in 46 states and the ability to serve approximately 111,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services program, we also offer a range of outpatient therapy, home health, personalized living and hospice services to residents of many of our communities and to seniors living outside of our communities.

As of December 31, 2014, we owned or leased 982 communities with 83,176 units and provided management services with respect to 161 communities with 27,683 units for third parties or unconsolidated ventures in which we have an ownership interest. As of December 31, 2014, we operated 148 retirement center communities with 26,514 units, 915 assisted living communities with 62,697 units and 80 CCRCs with 21,648 units. We offer therapy services to approximately 54,000 of our units and home health services to approximately 56,000 of our units. The majority of our units are located in campus settings or communities containing multiple services, including CCRCs. During the year ended December 31, 2014, we generated approximately 80.7% of our resident fee revenues from private pay customers. For the year ended December 31, 2014, 39.2% of our resident and management fee revenues were generated from owned communities, 49.4% from leased communities, 10.1% from our Brookdale Ancillary Services business and 1.3% from management fees from communities we operate on behalf of third parties or unconsolidated ventures.

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

We believe that there are substantial organic growth opportunities inherent in our existing portfolio. We intend to take advantage of those opportunities by growing revenues, while maintaining expense control, at our existing communities, continuing the expansion and maturation of our ancillary services programs, expanding, renovating, redeveloping and repositioning our existing communities, and acquiring additional operating companies and communities.

Developments during 2014

During 2014, we announced and completed several transactions as part of our long-term objectives to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of net loss to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.


Emeritus Merger. On July 31, 2014, we acquired Emeritus Corporation ("Emeritus"), a senior living service provider focused on operating residential style communities throughout the United States, for approximately $3.0 billion consisting of the issuance of our stock with a fair value of approximately $1.6 billion and our assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, 182 of which were owned and 311 of which were subject to leases that we directly or indirectly assumed in the merger. The Emeritus communities provide independent living, assisted living, memory care and, to a lesser extent, skilled nursing care.

The merger significantly increased our scale and provides us the opportunity to leverage this scale to build our national brand and provide greater organic growth, achieve greater operating efficiencies, and drive new innovations to serve our residents. In addition, the merger provided us entry into 10 new states and significantly increased our presence in many high-population states, especially in the west and northeast. Enhanced geographic coverage and density is a contributing factor to our ability to increase our operating efficiencies and may provide additional opportunities for growth from markets with clusters of assets. The merger also enables us to expand our therapy, home health and hospice ancillary programs into the Emeritus communities and accelerate the introduction of Emeritus' Nurse on Call home health services into our major markets.

Since the closing of our acquisition of Emeritus, we have executed on our plans to integrate Emeritus into our systems and infrastructure platform as rapidly as prudently possible. In January 2015, we completed the third of our four cutover waves of integration activities. We expect the fourth wave to be completed in the late summer of 2015, though the overall integration effort will continue throughout 2015. Once wave four is complete, we will have a common systems and infrastructure platform and will be able to manage our business more uniformly across our entire system.


HCP Ventures and Lease Amendments. On August 29, 2014, we completed transactions with HCP, Inc. ("HCP") pursuant to which we and HCP entered into two ventures and amended the terms of certain existing triple net leases between us and HCP (including those acquired in the Emeritus merger). Each of the ventures uses a "RIDEA" structure, whereby we and HCP invested in an "opco" entity and a "propco" entity. The propco owns most of the applicable communities and leases such communities to the opco pursuant to long-term leases entered into at the closing. The opco owns the remainder of the applicable communities not owned by the propco, and at the closing the opco engaged an affiliate of ours to manage all of the owned and leased communities pursuant to management agreements with 15-year terms subject to certain extension options. The transactions with HCP provide us a strategic capital platform to continue to grow in the senior housing industry and to deliver the best, high-quality solutions for our current residents and address the growing population of seniors.

CCRC Venture. At the closing, we and HCP entered into a venture with respect to certain entry fee CCRCs previously owned, leased and/or operated by us. We own a 51% ownership interest, and HCP owns a 49% ownership interest, in each of the propco and opco. At the closing, we contributed to the venture eight wholly-owned entities (owning eight CCRCs subject, in certain cases, to existing debt) and certain purchase options with respect to the HCP Communities (as defined below), and HCP contributed to the venture three wholly-owned entities (owning three properties in two CCRC communities (the "HCP Communities")). In addition, HCP contributed $323.5 million in cash and the venture completed the purchases of four communities managed by us for an aggregate purchase price of $323.5 million immediately following the closing. Each of the communities in the venture is managed by us pursuant to market rate management agreements entered into at the closing, and we have agreed to guarantee certain obligations of the manager under the applicable management agreements. Each of the propco and opco is governed by a board of managers consisting of six members, with three representatives appointed by each of us and HCP.

HCP 49 Venture. In addition, at the closing, we and HCP entered into a venture with respect to certain independent living, assisted living, memory care and/or skilled nursing care communities previously owned by HCP and leased and historically operated by Emeritus. We acquired the leases though the acquisition of Emeritus, and our entry into the venture effectively terminated the leases. HCP had granted Emeritus purchase option rights with respect to each of the 49 communities, and these purchase options were terminated at the closing. We own a 20% ownership interest, and HCP owns an 80% ownership interest, in each of the propco and opco. At the closing, an HCP affiliate made a loan to us at prevailing interest rates in the original principal amount of approximately $68 million to fund our initial capital contribution to the venture. HCP contributed 49 communities to propco, and at closing, propco leased the communities to opco. Each of the communities in the venture is managed by an affiliate of ours, and we have agreed to guarantee certain obligations of the manager under the applicable market rate management agreements. During the three months ended December 31, 2014, we repaid the $68 million loan from HCP primarily with the proceeds from the public equity offering completed during the third quarter of 2014.

Master Lease. Finally, at the closing, we and HCP amended and restated several triple net leases between affiliates of HCP and Emeritus, covering an aggregate of 153 communities, together into a single master lease with the communities subject thereto separated into three pools (the "Master Lease"). The term of the Master Lease is 14 years for the pool 1 communities, 15 years for the pool 2 communities and 16 years for the pool 3 communities, with an average of approximately fifteen years, in each case subject to 2 extension options of approximately 10 years each, and the Master Lease is guaranteed by us. The Master Lease provided for total base rent in 2014 of approximately $158.0 million, with lower future rent payments and escalations compared to the previously existing leases. Under the Master Lease, HCP has agreed to make available up to $100.0 million for capital expenditures related to the communities during calendar years 2014 through 2017 at an initial lease rate of 7.0%. In addition, the Master Lease includes a purchase option in our favor for up to 10 communities at an aggregate purchase price not to exceed $60.0 million. On December 29, 2014, we exercised this purchase option and agreed to purchase nine communities for an aggregate purchase price of $60.0 million.

During 2014, after completion of the transactions with Emeritus and HCP, we continued our efforts to strengthen our financial position. In the fourth quarter of 2014, we expanded and extended the maturity date of our secured credit facility, and in the third quarter of 2014 we completed a registered public equity offering, which resulted in net proceeds of approximately $330.4 million. During the three months ended December 31, 2014, we repaid $275.9 million of existing long-term debt with a weighted average interest rate of 5.5%, financed primarily with the proceeds of the public equity offering, and we have used and are using the remaining net proceeds to finance the exercise of purchase options on certain communities currently leased by us and for other general corporate purposes, which may include additional debt repayments and the acceleration of capital investments in our communities and corporate infrastructure platform. We ended the year with $104.1 million of unrestricted cash and cash equivalents on our consolidated balance sheet and $388.4 million of availability on our secured credit facility.

During the year, we also made additional progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2014, we invested $59.8 million on Program Max projects, net of $34.6 million of third party lessor reimbursement. We completed 16 Program Max projects in 2014, which resulted in 396 net new units. We currently have 18 additional Program Max projects that have been approved, most of which have begun construction and are expected to generate 418 net new units.

Growth Strategy

Our primary growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. Key elements of our strategy to achieve these objectives include:


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


Growth through strategic capital allocation. We plan to grow our revenues and cash flows by deploying capital to increase the value of existing assets and adding new communities or business lines. We intend to continue investing significant capital expenditures into our portfolio to renovate and upgrade communities, which we expect will drive greater occupancy and higher rates. Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. Certain of our communities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents). Additionally, the community, as well as our presence in the market, may benefit from adding a new level of service for residents. Through Program Max, we may also reposition certain communities to meet the evolving needs of our customers. This may include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. As opportunities arise, we plan to continue to take advantage of the fragmented continuing care, independent living and assisted living sectors by selectively purchasing existing operating companies, asset portfolios, home health agencies and senior living communities. We may also seek to acquire the fee interest in communities that we currently lease or manage. Our acquisition strategy will continue to focus primarily on accretive acquisitions of strategic portfolios or select communities that fill a service level need in one of our market continuums.


Growth through development of a market leading Brookdale brand. We plan to continue to build a recognized national brand, which we believe will create market differentiation and value enhancement through higher occupancy and increased rates. Being the sole senior living provider with a national footprint and diverse service offerings, we are best positioned to become the leading solutions provider for seniors and their families as they grapple with the issues of aging. We expect that aligning and unifying marketing activities and spending within the brand initiative will drive preference for Brookdale among prospects. We expect that creating brand equity will drive loyalty with residents and their families and, importantly, with associates, thereby improving recruitment, engagement and retention.


Growth through innovation of product offerings, including our Brookdale Ancillary Services programs. We plan to grow our revenues by innovating our product offerings and providing new senior living solutions to meet evolving consumer needs and expectations. We plan to provide more solutions for current customers and leverage and expand products to serve new customers. We will continue to roll out hospice services into our markets. In 2014, we increased the number of markets with hospice services to 18 and expect to continue to add markets over the next several years. We also plan to leverage the array of services that are currently offered to residents in our buildings to seniors who want to remain in their homes. Through the Brookdale Ancillary Services program, we currently provide therapy, home health, hospice and other ancillary services, as well as education and wellness programs. We plan to focus on expanding those services outside of our communities to seniors in their homes, initially to those who are short-term patients of skilled nursing centers. We expect that this will not only grow cash flow, but providing quality service in a person's home can become the entry point into the full continuum of our services. We also plan to focus on the opportunity to become a significant player in the post-acute healthcare world. We expect to continue our initiatives to link our unique continuum of care with other post-acute care providers to provide the most effective, comprehensive set of solutions for seniors.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the last twenty years, marked by the emergence of the assisted living segment in the mid-1990s. The industry is highly fragmented and characterized by numerous local and regional operators. We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

Beginning in 2007, the industry was affected by the downturn in the general economy, increased unemployment and a downturn in the housing market. In spite of these factors, industry occupancy declined only approximately 300 basis points to a cyclic low in early 2010 of 87.0%, while rate growth remained positive at less than 1% per year. This also resulted in a near halt in construction of new units. The industry has experienced a slow recovery in occupancy and rate growth since the beginning of 2010 according to the National Investment Center for the Seniors Housing & Care Industry ("NIC"). Over the past year, occupancy has been rising modestly, as the pace of absorption has been outpacing inventory growth.

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

We believe the senior living industry has been and will continue to be impacted by several other trends. Increased longevity results in increasing frailty in seniors, soaring rates of dementia among the elderly, and a growing burden of chronic illness and chronic conditions. As a result of increased mobility in society, a reduction of average family size and increased number of two-wage earner couples, families struggle to provide care for seniors and look for alternatives outside of their family for their care. There is a growing consumer awareness among seniors and their families concerning the types of services provided by senior living operators, which has further contributed to the demand for senior living services. Also, the current prospective senior customer possesses greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the demographic cohort that were born between 1925 and 1945 have a significant amount of income generated from savings, pensions, and social security, along with a strong asset base, particularly now that the national housing markets have rebounded.

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

Effective October 1, 2012, certain Medicare Part B therapy services exceeding a specified threshold are subject to a prepayment manual medical review process. The review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity. These new Medicare Part B therapy cap exception requirements, including the applicable pre-approval requirements, could also negatively impact the revenues and net operating income relating to our outpatient therapy services business.

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending was imposed beginning on March 1, 2013. In 2012, we saw a rate reduction on multiple procedure payments ("MPPR") which was further increased effective April 1, 2013. In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate ("SGR") formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by April 1, 2015, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 25%. We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the Centers for Medicare and Medicaid Services ("CMS") will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Our History

We were formed as a Delaware corporation in June 2005 for the purpose of combining two leading senior living operating companies, Brookdale Living Communities, Inc. ("BLC") and Alterra Healthcare Corporation ("Alterra"). BLC and Alterra had been operating independently since 1986 and 1981, respectively. On November 22, 2005, we completed our initial public offering of common stock, and on July 25, 2006, we acquired American Retirement Corporation ("ARC"), another leading senior living provider that had been operating independently since 1978. On September 1, 2011, we completed the acquisition of Horizon Bay, the then-ninth largest operator of senior living communities in the United States.

On July 31, 2014, we completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2014, by and among Emeritus Corporation, a Washington corporation, Brookdale Senior Living Inc., and Broadway Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of ours, pursuant to which the subsidiary merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of ours.

Our Communities and Service Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our communities consist of retirement center communities, assisted living communities, rental CCRCs and entry fee CCRCs. We manage certain of our communities for third parties or unconsolidated ventures in which we have an ownership interest pursuant to management agreements. In addition, through our ancillary services program, we provide outpatient therapy, home health, personalized living and hospice services to residents of many of our communities and to seniors living outside of our communities.

Retirement Centers. Our retirement center communities are primarily designed for middle to upper income seniors generally age 75 and older who desire an upscale residential environment providing the highest quality of service.

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to "age-in-place" by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, as of December 31, 2014 approximately 75.9% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 179 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

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

Retirement center communities that we own or lease are included in our Retirement Centers segment, and retirement center communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2014, our Retirement Center segment consisted of 99 retirement center communities with 17,362 units, representing 15.7% of our total senior living capacity, and 49 retirement center communities with 9,152 units were included in our Management Services segment, representing 8.3% of our total senior living capacity. In the aggregate, these retirement center communities represented 23.9% of our total senior living capacity.

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

We also operate memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer's disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care communities have from 14 to 69 beds and some are part of a campus setting which includes a freestanding assisted living community.

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

Assisted living communities (including memory care communities) that we own or lease are included in our Assisted Living segment, and assisted living communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2014, our Assisted Living segment consisted of 838 assisted living communities with 55,232 units, representing 49.8% of our total senior living capacity, and 77 assisted living communities with 7,465 units were included in our Management Services segment, representing 6.7% of our total senior living capacity. In the aggregate, these assisted living communities represented 56.6% of our total senior living capacity.

As of December 31, 2014, we provide memory care services at 576 of our communities, aggregating 14,054 memory care units across our segments. These communities include 128 freestanding memory care communities with 4,934 units included in our Assisted Living segment.

CCRCs. Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's service areas.

CCRCs that we own or lease are included in our CCRCs - Rental segment, and CCRCs for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2014, our CCRCs - Rental segment included 45 CCRCs with 10,582 units, representing 9.5% of our total senior living capacity, and 35 CCRCs with 11,066 units were included in our management services segment, representing 10.0% of our total senior living capacity. In the aggregate, these CCRCs represented 19.5% of our total senior living capacity.

Eighteen of our CCRCs allow for residents in the independent living apartment units to pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which is partially refundable in certain circumstances. We refer to these communities as entry fee CCRCs. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of the refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since entrance fees are paid upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in some agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. In addition, some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale. As of December 31, 2014, our CCRCs - Rental segment included three entry fee CCRCs with 1,218 units, representing 1.1% of our total senior living capacity, and 15 entry fee CCRCs with 7,487 units were included in our Management Services segment, representing 6.8% of our total senior living capacity.

Brookdale Ancillary Services. Through our ancillary services program, we currently provide home health, therapy and other ancillary services, as well as education and wellness programs, to residents of many of our communities. These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services. The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate and to seniors living outside of our communities. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided. We have also begun offering hospice services in certain locations. We believe that our ancillary services offerings are unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.

Our Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services provided to residents of many of our communities, to other senior living communities that we do not own or operate and to seniors living outside of our communities. The Brookdale Ancillary Services segment does not include the therapy services provided in our skilled nursing units, which are included in the CCRCs - Rental segment.

Management Services. We operate certain of our communities pursuant to management agreements. In some of these cases, the community is owned by third parties and, in other cases, the community is owned in an unconsolidated venture in which we have an ownership interest. Under the management agreements for these communities, we receive management fees as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

As of December 31, 2014, the 161 communities and 27,683 units in our Management Services segment represented 25.0% of our total senior living capacity. As of that date, we operated 61 communities, representing 8,396 units, for third parties and 100 communities, representing 19,287 units, for unconsolidated ventures in which we have an ownership interest. As of December 31, 2014, these communities consisted of 49 retirement center communities, 77 assisted living communities and 35 CCRCs.

Competitive Strengths

We believe our nationwide network of senior living communities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:


Skilled management team with extensive experience. Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets, including experience in the senior living, healthcare and real estate industries.


Geographically diverse, high-quality, purpose-built communities. Our acquisition of Emeritus expanded our unit capacity by more than two-thirds, provided entry into 10 new states and significantly increased our presence in high-population states, especially in the west and northeast. As of December 31, 2014, we are the largest operator of senior living communities in the United States based on total capacity, with 1,143 communities in 46 states and the ability to serve approximately 111,000 residents.


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


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


Significant experience in providing ancillary services. Through our ancillary services program, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living communities, and CCRCs. Having therapy clinics and home health agencies located in our senior living communities to provide needed services to our residents is a distinct competitive difference. We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors outside of our communities.

Segments

As of December 31, 2014, we had five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services and Management Services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy and allocating capital resources.

Operating results from our five business segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Operations

Operations Overview

We believe that successful senior living operators must effectively combine the expertise and business disciplines of housing, hospitality, health care, sales, marketing, dining, finance and real estate.

We continually review opportunities to expand the types of services we provide to our residents. We seek to increase our average monthly revenue per unit each year and seek to increase facility operating margins through a combination of the implementation of efficient operating procedures and the economies of scale associated with the size and number of our communities. Our operating procedures include securing national vendor contracts to obtain the lowest possible pricing for certain services such as food, energy and insurance, implementing effective budgeting and financial controls at each community, and establishing standardized training and operations procedures.

We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals and training materials, which we believe have contributed to high levels of customer service and to improved facility operating margins. We have centralized accounting, finance and other operating functions in our support centers so that, consistent with our operating philosophy, community-based personnel can focus on resident care, family connections and efficient operations. We have established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billings and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

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

We are in the process of executing on our plans to integrate Emeritus into our systems and infrastructure platform. In January 2015, we completed the third of our four cutover waves of integration activities. We expect the fourth wave to be completed in the late summer of 2015, though the overall integration effort will continue throughout 2015. Once wave four is complete, we will have a common systems and infrastructure platform and will be able to manage our business more uniformly across our entire system.

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services and financial performance. Each Executive Director receives specialized training from us. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community and key care and service quality measures. We believe that the quality of our communities, coupled with our competitive compensation philosophy, has enabled us to attract high-quality, professional community Executive Directors.

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

In order to mitigate the impact of weakness in housing markets, we have implemented several sales and marketing initiatives designed to increase entrance fee sales. These include the acceptance of short-term promissory notes in satisfaction of a resident's required entrance fee from certain pre-qualified, prospective residents who are waiting for their homes to sell. In addition, we have implemented the MyChoice program, which allows new and existing residents in certain communities the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee, thereby offering choices to residents desiring a more affordable ongoing monthly service fee.

Competition

The senior living industry is highly competitive. We compete with numerous organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial. Although new construction of senior living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our only major publicly-traded competitor that operates senior living communities is Capital Senior Living Corporation. Our major private competitors include Sunrise Senior Living, LLC, Life Care Services, LLC and Atria Senior Living Group, as well as a large number of not-for-profit entities.

In addition, several publicly-traded and non-traded real estate investment trusts, or REITs, have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties. The largest three of these publicly-traded healthcare REITs measured on equity market capitalization include HCP, Inc., Ventas, Inc. and Health Care REIT, Inc.

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

Our target assisted living residents are predominantly senior citizens age 80 and older who require daily assistance with two or three ADLs. The average assisted living resident resides in an assisted living community for approximately 21 months. Residents typically enter an assisted living community due to a relatively immediate need for services that might have been triggered by a medical event or need.

Our target CCRC residents are senior citizens who are seeking a community that offers a variety of services and a continuum of care so that they can "age in place." These residents generally first enter the community as a resident of an independent living unit and may later move into an assisted living or skilled nursing area as their needs change.

We believe our combination of retirement center, assisted living and dementia care operating expertise and the broad base of customers that this enables us to target creates a unique opportunity for us to invest in a broad spectrum of assets in the senior living industry, including retirement center, assisted living, CCRC and skilled nursing communities.

Employees

As of December 31, 2014, we had approximately 52,500 full-time employees and approximately 29,500 part-time employees, of which 557 work in our Brentwood, Tennessee (a suburb of Nashville) headquarters office, 631 work in our Milwaukee, Wisconsin office and 487 work in our smaller regional support offices and a variety of field-based management positions. We currently consider our relationship with our employees to be good.

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

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, Investment and Nominating and Corporate Governance Committees on our web site at www.brookdale.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 24, 2015:

Name	Age	Position
T. Andrew Smith	54	Chief Executive Officer and Director
Mark W. Ohlendorf	54	President and Chief Financial Officer
Gregory B. Richard	60	Executive Vice President and Chief Operating Officer
Bryan D. Richardson	56	Executive Vice President and Chief Administrative Officer
Glenn O. Maul	60	Executive Vice President and Chief People Officer
Tricia A. Conahan	57	Executive Vice President and Chief Marketing Officer
Kristin A. Ferge	41	Executive Vice President, Chief Accounting Officer and Treasurer
George T. Hicks	57	Executive Vice President – Finance
H. Todd Kaestner	59	Executive Vice President – Corporate Development

T. Andrew Smith has served as our Chief Executive Officer since February 2013 and a member of our Board of Directors since June 2014. He has over 25 years of experience in seniors housing, mergers and acquisitions, real estate and capital markets transactions, corporate finance and healthcare. From October 2006 to February 2013, Mr. Smith served as our Executive Vice President, General Counsel and Secretary. In addition to his role in managing our legal affairs, Mr. Smith was responsible for the management and oversight of our corporate development functions (including acquisitions and expansion and development activity); corporate finance (including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management. Prior to joining Brookdale, Mr. Smith served as a member of Bass, Berry & Sims PLC's corporate and securities group and as chair of the firm's healthcare group. During his tenure at Bass, Berry & Sims (1985 to 2006), Mr. Smith represented American Retirement Corporation as outside General Counsel. He currently serves as a member of the board of directors of the Nashville Health Care Council and the National Investment Center for the Seniors Housing & Care Industry (NIC) and as a member of the executive board of the American Seniors Housing Association (ASHA).

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

Kristin A. Ferge became our Executive Vice President and Treasurer in August 2005 and became our Chief Accounting Officer in July 2014. Ms. Ferge also served as our Chief Administrative Officer from March 2007 through December 2007. She previously served as Vice President, Chief Financial Officer and Treasurer of Alterra from December 2003 until August 2005. From April 2000 through December 2003, Ms. Ferge served as Alterra's Vice President of Finance and Treasurer. Prior to joining Alterra, she worked in the audit division of KPMG LLP. Ms. Ferge is a certified public accountant.

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

Item 1A.	Risk Factors.

Risks Related to Emeritus Integration

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, based on current federal law, an automatic 2% reduction in Medicare spending was imposed beginning on March 1, 2013. In 2012 we saw a rate reduction on MPPR, which was further increased effective April 1, 2013. In addition, payments for our outpatient therapy services are tied to Medicare's physician payment fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a SGR formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effect of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by April 1, 2015, payment levels for outpatient therapy services under the physician fee schedule will be reduced at that point by approximately 25%. We cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes the CMS will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

The impact of ongoing health care reform efforts on our business cannot accurately be predicted.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. Notably, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that expanded health care coverage to millions of previously uninsured people beginning in 2014 and provide for significant changes to the U.S. health care system over the next ten years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various health care providers, including skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended.

It is difficult to predict the full impact of the Affordable Care Act due to the law's complexity and current lack of implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect us and the manner in which we are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

The Supreme Court's decision upholding the constitutionality of the individual mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has not reduced the uncertain impact that the law will have on health care delivery systems over the next decade. We can expect that the federal authorities will continue to implement the law, but, because of the Court's mixed ruling, the implementation will likely take longer than originally expected, with a commensurate increase in the period of uncertainty regarding the law's full long term financial impact on the delivery of and payment for health care. Furthermore, the Supreme Court is expected to hear a challenge to the payment of subsidies to those who purchase health insurance on federally-established exchanges, and we cannot predict the impact that the Court's decision will have on the health care industry.

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

Downturns in the housing markets, such as the one we experienced beginning in 2007, could adversely affect the ability (or perceived ability) of seniors to afford our entrance fees and resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our communities or finance their stays at our communities with private resources. If volatility in the housing market continues for a protracted period, our occupancy rates, revenues, cash flows and results of operations could be negatively impacted.

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

As of December 31, 2014, we had three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $98.7 million of letters of credit in the aggregate. If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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


We may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;


Increases in our outstanding indebtedness, leverage and long-term leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;


Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, repositionings, new developments, acquisitions, general corporate and other purposes; and

	Our ability to pay dividends to our stockholders may be limited.

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

Our existing credit facilities, mortgage loans and lease arrangements contain covenants that limit or restrict our operations and activities (including our ability to borrow additional funds and engage in certain transactions without consent of the applicable lender or lessor), and any default under such facilities, loans or arrangements could result in the acceleration of indebtedness, termination of the leases or cross defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.
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
Our credit facilities, mortgage loans and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, foreclose on collateral securing the outstanding indebtedness and leases, and restrict our ability to make additional borrowings under the outstanding indebtedness or continue to operate the properties subject to the lease. Certain of our outstanding indebtedness and leases contain cross-default provisions so that a default under certain outstanding indebtedness would cause a default under certain of our leases. Certain of our outstanding indebtedness and leases also limit or restrict, among other things, our ability and our subsidiaries' ability to borrow additional funds, engage in a change in control transaction, dispose of all or substantially all of our or their assets, or engage in mergers or other business combinations without consent of the applicable lender or lessor.

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

We will continue to selectively target strategic acquisitions as opportunities arise. To the extent we do identify and complete any future acquisition opportunities, the process of identifying potential acquisition candidates, completing acquisition transactions and integrating acquired communities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial or other resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to achieve profitability. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire communities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of communities will not increase. Finally, when we are able to locate communities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

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

Competition for the acquisition of strategic assets from buyers with greater financial resources or lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.

Several publicly-traded and non-traded real estate investment trusts, or REITs, have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. There is significant competition among potential acquirers in the senior living industry, including publicly-traded and non-traded REITs, and there can be no assurance that we will be able to successfully implement our growth strategy or complete acquisitions, which could limit our ability to grow our business effectively. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.

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

Our investment in our entrance fee CCRC venture with HCP is susceptible to risks associated with the lifecare benefits offered to the residents of the venture's lifecare entrance fee communities, and we are also susceptible to such risks for our owned and/or operated entrance fee CCRCs.

As of December 31, 2014, we managed lifecare entrance fee communities as part of our entrance fee CCRC venture with HCP, and we owned and/or operated three other lifecare communities. Residents of these communities typically receive a limited lifecare benefit and pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for these communities are not sufficient to cover the cost of lifecare benefits granted to residents, our interest in the results of operations and financial condition of these communities and the venture could be adversely affected.

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

We operate certain of our communities pursuant to management agreements. In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned by an unconsolidated venture in which we have an ownership interest. At December 31, 2014, we managed 161 communities, representing 25.0% of our capacity, for third parties or unconsolidated ventures. We obtained a significant portion of our management agreements as a result of our acquisition of Horizon Bay in 2011 and through our entry into ventures with HCP in 2014. The majority of our management agreements are long-term agreements. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party (in which case we may be entitled to receive a contractual termination fee). Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with unconsolidated ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, in the event of default on a loan, the lender may have the ability to terminate us as manager. With respect to communities held in unconsolidated ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact our results of operations and cash flows.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations.

We have a high concentration of communities in various geographic areas, including the states of Florida, Texas, California, Ohio and Washington. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs and results of operations. In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by other severe weather conditions or natural disasters such as hurricanes, earthquakes or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

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

In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules. The new election rules recently promulgated by the National Labor Relations Board will substantially change – and expedite – the existing union election process, thereby limiting the time available for us to attempt to persuade employees to vote against representation. Unless enjoined by a federal court, the rules go into effect April 14, 2015. If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our profitability and cash flows from operations would be negatively affected.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business that are comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain general liability and professional liability insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Our current policies are written on a claims-made basis and provide for deductibles for each claim. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts. If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operation and financial condition could be adversely affected.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including but not limited to the RAC and ZPIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

	required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs;

	state or federal agencies imposing fines, penalties and other sanctions on us;

	loss of our right to participate in the Medicare program or state programs;

	damage to our business and reputation in various markets; or

	significant investment of time and money even if eventually favorably determined.

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

Capital expenditures we have made to comply with any of the above to date have been immaterial, however, the increased costs and capital expenditures that we may incur in order to comply with any of the above would result in a negative effect on our earnings and financial condition.

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

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:

	a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms;

	removal of directors only for cause, and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;

	blank-check preferred stock;

	provisions preventing stockholders from calling special meetings;

	advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and


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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

	variations in our quarterly operating results;

	changes in our earnings estimates;

	the contents of published research reports about us or the senior living industry or the failure of securities analysts to cover our common stock;

	additions or departures of key management personnel;

	any increased indebtedness we may incur or lease obligations we may enter into in the future;

	actions by institutional stockholders;

	changes in market valuations of similar companies;

	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

	speculation or reports by the press or investment community with respect to us or the senior living industry in general;

	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

	changes or proposed changes in laws or regulations affecting the senior living industry or enforcement of these laws and regulations, or announcements relating to these matters; and

	general market and economic conditions.

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

At December 31, 2014, approximately 183.5 million shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

In addition, as of December 31, 2014, approximately 3.6 million shares of restricted common stock were outstanding under our 2014 Omnibus Incentive Plan and our Omnibus Stock Incentive Plan, and we had availability to issue approximately 8.5 million additional shares under our 2014 Omnibus Incentive Plan, our Associate Stock Purchase Plan, and our Director Stock Purchase Plan.  The shares of our common stock issued or issuable pursuant to these plans are or will be registered under the Securities Act, and once any restrictions imposed on the shares and options granted under these plans expire, such shares of common stock will be available for sale into the public markets.

Our ability to use net operating loss carryovers to reduce future tax payments will be limited.

Section 382 of the Internal Revenue code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of 50% of its stock over a three-year period, to utilize its net operating loss carryforward and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. We have determined that an ownership change occurred within the second quarter of 2010, and, therefore, losses carried into the change period have been subject to an annual limitation. The annual limitation is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change, adjusted for certain items. The annual limitation may be increased by certain built-in gains existing at the time of change. The acquisition of Emeritus Corporation also resulted in an ownership change and created an annual limitation on Emeritus' net operating losses.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Facilities

At December 31, 2014, we operated 1,143 communities across 46 states, with the capacity to serve approximately 111,000 residents. Of the communities we operated at December 31, 2014, we owned 399, we leased 583 pursuant to operating, capital and financing leases, and 161 were managed by us for third parties or unconsolidated ventures in which we have an ownership interest.

The following table sets forth certain information regarding our communities at December 31, 2014:

	Occupancy		Ownership Status
State	Units	Rate(1)(2)	Owned	Leased	Managed	Total
Florida	17,716	86%	56	50	32	138
Texas	14,348	87%	57	44	30	131
California	11,037	89%	27	56	11	94
Ohio	5,014	87%	26	28	6	60
Washington	4,986	90%	14	38	3	55
Colorado	4,642	86%	10	20	9	39
Arizona	4,112	86%	16	16	5	37
Illinois	3,930	90%	5	10	6	21
North Carolina	3,851	90%	10	52	1	63
Oregon	3,301	94%	8	32	5	45
Michigan	2,912	86%	10	24	3	37
Virginia	2,598	85%	9	7	3	19
New York	2,551	87%	17	15	3	35
Tennessee	2,331	89%	15	16	4	35
Indiana	1,994	88%	10	11	3	24
South Carolina	1,937	89%	5	20	0	25
Georgia	1,879	88%	9	14	4	27
Oklahoma	1,747	87%	10	21	2	33
Kansas	1,607	92%	10	12	2	24
Massachusetts	1,585	79%	3	5	5	13
New Jersey	1,544	87%	7	10	2	19
Pennsylvania	1,378	85%	10	3	1	14
Alabama	1,365	94%	6	3	1	10
Rhode Island	1,184	87%	1	4	4	9
Missouri	1,181	91%	2	1	2	5
Minnesota	935	88%	3	15	1	19
Kentucky	913	90%	1	4	1	6
Connecticut	893	82%	2	7	1	10
Wisconsin	805	87%	6	12	2	20
New Mexico	796	77%	2	4	1	7
Mississippi	682	92%	5	4	0	9
Nevada	677	85%	2	5	1	8
Maryland	614	85%	1	3	3	7
Louisiana	611	86%	6	1	0	7
Idaho	605	84%	7	1	0	8
Arkansas	495	88%	4	0	1	5
Nebraska	456	86%	0	5	0	5
Utah	368	88%	0	2	2	4
West Virginia	271	89%	1	2	0	3
Montana	238	93%	1	2	0	3
Delaware	200	95%	2	1	0	3
Iowa	182	80%	1	0	1	2
Wyoming	112	88%	0	2	0	2
Vermont	101	94%	1	0	0	1
New Hampshire	90	97%	1	0	0	1
North Dakota	85	86%	0	1	0	1
Total	110,859	88%	399	583	161	1,143

(1)	Includes the impact of managed properties.

(2)	Represents occupancy at December 31, 2014.

Substantially all of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 136,412 square foot headquarters facility in Brentwood, Tennessee (a suburb of Nashville) and our 158,201 square foot shared service facility in Milwaukee, Wisconsin.  We also lease smaller regional support offices in Chicago, Seattle and Tampa.

Item 3.	Legal Proceedings.

The information contained in Note 19 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Stockholder Litigation

In connection with our acquisition of Emeritus, three purported class action lawsuits relating to the Agreement and Plan of Merger, dated as of February 20, 2014 (the "Merger Agreement"), by and among Brookdale Senior Living Inc., Emeritus and Broadway Merger Sub Corporation ("Merger Sub"), were filed on behalf of Emeritus shareholders in the Superior Court of King County, Washington against Emeritus, members of the Emeritus board of directors, Brookdale Senior Living Inc. and Merger Sub (the "Defendants"), which lawsuits were subsequently consolidated into a single action captioned In re Emeritus Corp. Shareholder Litigation, No. 14-2-06385-7 SEA (the "Washington Action"). The complaints allege that the Emeritus board of directors breached its fiduciary duties to Emeritus' shareholders by, among other things, failing to maximize shareholder value in connection with the merger or to engage in a fair sale process before approving the merger and by failing to disclose all material information concerning the merger to Emeritus' shareholders. The three complaints also allege that Brookdale Senior Living Inc., Emeritus and Merger Sub aided and abetted Emeritus' board of directors' alleged breaches of fiduciary duties. The complaints seek, among other things, injunctive relief, including rescission of the merger, and damages, including counsel fees and expenses. On June 26, 2014, the Defendants entered into a memorandum of understanding (the "Memorandum of Understanding") with respect to a proposed settlement of the Washington Action, pursuant to which the parties agreed, among other things, that Brookdale Senior Living Inc. and Emeritus would make certain supplemental disclosures related to the proposed merger, which supplemental disclosures were made by Brookdale Senior Living Inc. in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2014 and incorporated by reference into Brookdale Senior Living Inc.'s Registration Statement on Form S-4 and the joint proxy statement/prospectus of Brookdale Senior Living Inc. and Emeritus included therein. The parties have agreed to use their collective best efforts to obtain final approval of the settlement and the dismissal of the Washington Action with prejudice. The parties have finalized a stipulation of settlement, which is subject to customary conditions, including final court approval following notice to Emeritus' shareholders. As explained in the Memorandum of Understanding, if the settlement is finally approved by the Washington court, the parties anticipate that it will resolve and release all claims in all actions pursuant to terms that will be disclosed to former Emeritus shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel in the Washington Action will file a petition in the Washington court for an award of attorneys' fees and expenses to be paid by Brookdale Senior Living Inc. Brookdale Senior Living Inc. will pay or cause to be paid any attorneys' fees and expenses awarded by the Washington court. There can be no assurance that the Washington court will approve the settlement. In such event, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "BKD". The following table sets forth the range of high and low sales prices of our common stock for each quarter for the last two fiscal years.

	Fiscal 2014
	High	Low
First Quarter	$34.37	$26.11
Second Quarter	$34.80	$29.50
Third Quarter	$36.18	$32.02
Fourth Quarter	$37.03	$30.12

	Fiscal 2013
	High	Low
First Quarter	$29.92	$25.04
Second Quarter	$30.31	$25.31
Third Quarter	$30.65	$24.42
Fourth Quarter	$30.00	$25.46

The closing sale price of our common stock as reported on the NYSE on February 19, 2015 was $36.90 per share. As of that date, there were approximately 378 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely and no dividends were declared since that time. Although we anticipate that, in the longer-term, we may pay regular quarterly dividends to the holders of our common stock, over the near term we are focused on deploying capital in the growth of our business. Accordingly, we do not expect to pay cash dividends on our common stock for the foreseeable future.

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

This selected financial data should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in "Item 8.  Financial Statements and Supplementary Data." Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2014 have been derived from our audited financial statements.

Our 2014 results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to the Master Lease, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the remainder of the period. We contributed all but two of our entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010

(in thousands, except per share and other operating data)
Total revenue	$3,831,706	$2,891,966	$2,768,738	$2,456,483	$2,278,920
Facility operating expense	2,210,368	1,671,945	1,630,919	1,508,571	1,437,930
General and administrative expense	280,267	180,627	178,829	148,327	131,709
Transaction costs	66,949	3,921	―	―	―
Facility lease expense	323,830	276,729	284,025	274,858	270,905
Depreciation and amortization	537,035	268,757	252,281	268,506	292,341
(Gain) loss on facility lease termination	—	―	(11,584)	―	4,608
Gain on sale of communities, net	―	―	―	―	(3,298)
Loss (gain) on acquisition	—	―	636	(1,982)	―
Asset impairment	9,992	12,891	27,677	16,892	13,075
Costs incurred on behalf of managed communities	488,170	345,808	325,016	152,566	67,271
Total operating expense	3,916,611	2,760,678	2,687,799	2,367,738	2,214,541
(Loss) income from operations	(84,905)	131,288	80,939	88,745	64,379
Interest income	1,343	1,339	4,012	3,538	2,238
Interest expense:
Debt	(128,002)	(96,131)	(98,183)	(93,229)	(102,245)
Capital and financing lease obligations	(109,998)	(25,194)	(30,155)	(31,644)	(30,396)
Amortization of deferred financing costs and debt premium (discount)	(7,477)	(17,054)	(18,081)	(13,427)	(8,963)
Change in fair value of derivatives	(2,711)	980	(364)	(3,878)	(4,118)
Debt modification and extinguishment costs	(6,387)	(1,265)	(221)	(18,863)	(1,557)
Equity in earnings (loss) of unconsolidated ventures	171	1,484	(3,488)	1,432	168
Other non-operating income (expense)	7,235	2,725	593	56	(1,454)
Loss before income taxes	(330,731)	(1,828)	(64,948)	(67,270)	(81,948)
Benefit (provision) for income taxes	181,305	(1,756)	(1,519)	(1,780)	32,062
Net loss	(149,426)	(3,584)	(66,467)	(69,050)	(49,886)
Net loss attributable to noncontrolling interest	436	―	―	―	―
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(148,990)	$(3,584)	$(66,467)	$(69,050)	$(49,886)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(1.01)	$(0.03)	$(0.54)	$(0.57)	$(0.42)
Weighted average shares of common stock used in computing basic and diluted net loss per share	148,185	123,671	121,991	121,161	120,010

Other Operating Data:
Total number of communities (at end of period)	1,143	649	647	647	559
Total units operated(1)
Period end	110,219	66,832	65,936	66,183	50,521
Weighted average	84,299	66,173	66,102	55,548	50,870
Owned/leased communities occupancy rate (weighted average)	88.3%	88.7%	88.0%	87.3%	87.1%
Senior Housing average monthly revenue per unit(2)	4,357	$4,383	$4,271	$4,193	$4,053

	As of December 31,
	2014	2013	2012	2011	2010
(in millions)
Cash and cash equivalents	$104.1	$58.5	$69.2	$30.8	$81.8
Total assets	$10,521.4	$4,737.8	$4,706.8	$4,503.4	$4,565.8
Total long-term debt and line of credit	$3,616.7	$2,366.8	$2,359.6	$2,115.4	$2,199.1
Total capital and financing lease obligations	$2,649.2	$299.8	$319.8	$348.2	$371.2
Total equity	$2,882.2	$1,020.9	$997.0	$1,035.3	$1,056.0

(1)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(2)
Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the information contained in "Item 6. Selected Financial Data" and our historical consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data." In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Please see additional risks and uncertainties described in "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" for more information. Factors that could cause such differences include those described in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Executive Overview and Recent Developments

As of December 31, 2014, we are the largest operator of senior living communities in the United States based on total capacity, with 1,143 communities in 46 states and the ability to serve approximately 111,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of December 31, 2014, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Communities ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

As of December 31, 2014, we owned or leased 982 communities with 83,176 units and provided management services with respect to 161 communities with 27,683 units for third parties or unconsolidated ventures in which we have an ownership interest. As of December 31, 2014, we operated 148 retirement center communities with 26,514 units, 915 assisted living communities with 62,697 units and 80 CCRCs with 21,648 units. We offer therapy services to approximately 54,000 of our units and home health services to approximately 56,000 of our units. The majority of our units are located in campus settings or communities containing multiple services, including CCRCs. During the year ended December 31, 2014, we generated approximately 80.7% of our resident fee revenues from private pay customers. For the year ended December 31, 2014, 39.2% of our resident and management fee revenues were generated from owned communities, 49.4% from leased communities, 10.1% from our Brookdale Ancillary Services business and 1.3% from management fees from communities we operate on behalf of third parties or unconsolidated ventures.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry. We also believe that we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive "home-like" setting, assistance with activities of daily living (such as eating, bathing, dressing, toileting and transferring/walking) and, in several communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. Our strategy is to be the leading provider of senior living solutions, built on a large and growing senior housing platform. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

During 2014, we announced and completed several transactions as part of our long-term objectives to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. These transactions, described further below, include our acquisition of Emeritus Corporation ("Emeritus") and our entry into two ventures and a master lease with HCP, Inc. ("HCP"). See "Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net loss to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.


Emeritus Merger. On July 31, 2014, we acquired Emeritus, a senior living service provider focused on operating residential style communities throughout the United States, for approximately $3.0 billion consisting of the issuance of our stock with a fair value of approximately $1.6 billion and our assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, 182 of which were owned and 311 of which were subject to leases that we directly or indirectly assumed in the merger. The Emeritus communities provide independent living, assisted living, memory care and, to a lesser extent, skilled nursing care. The merger significantly increased our scale and provides us the opportunity to leverage this scale to build our national brand and provide greater organic growth, achieve greater operating efficiencies, and drive new innovations to serve our residents. In addition, the merger provided us entry into 10 new states and significantly increased our presence in many high-population states, especially in the west and northeast. Enhanced geographic coverage and density is a contributing factor to our ability to increase our operating efficiencies and may provide additional opportunities for growth from markets with clusters of assets. The merger also enables us to expand our therapy, home health and hospice ancillary programs into the Emeritus communities and accelerate the introduction of Emeritus' Nurse on Call home health services into our major markets. The results of Emeritus' operations have been included in the consolidated financial statements subsequent to the acquisition date.

Since the closing of our acquisition of Emeritus, we have executed on our plans to integrate Emeritus into our systems and infrastructure platform as rapidly as prudently possible. In January 2015, we completed the third of our four cutover waves of integration activities. We expect the fourth wave to be completed in the late summer of 2015, though the overall integration effort will continue throughout 2015. Once wave four is complete, we will have a common systems and infrastructure platform and will be able to manage our business more uniformly across our entire system.

During the fourth quarter of 2014, we experienced lower than expected occupancy rates, mostly concentrated in legacy Emeritus communities and attributable to lower than expected levels of move-ins. As part of the integration, we created a number of new reporting relationships for our sales and operational teams, and former Emeritus sales teams acclimated to new systems and processes. In addition, our lead generation was temporarily reduced as we worked through relationships with referral sources and as we combined the Brookdale and Emeritus websites and lead banks. The combination of these factors adversely impacted our incremental move-ins during the fourth quarter of 2014, while our move-out activity was within our normal seasonal pattern. We believe we are making progress towards normalization of our move-ins. In addition, we have accelerated our capital expenditures on legacy Emeritus communities to provide our sales force and our residents a more attractive product, and we plan to fully or partially renovate more than 150 legacy Emeritus communities during 2015.


HCP Ventures and Lease Amendments. On August 29, 2014, we completed transactions with HCP pursuant to which we and HCP entered into two ventures and amended the terms of certain existing triple net leases between us and HCP (including those acquired in the Emeritus merger). Each of the ventures uses a "RIDEA" structure, whereby we and HCP invested in an "opco" entity and a "propco" entity. The propco owns most of the applicable communities and leases such communities to the opco pursuant to long-term leases entered into at the closing. The opco owns the remainder of the applicable communities not owned by the propco, and at the closing the opco engaged an affiliate of ours to manage all of the owned and leased communities pursuant to management agreements with 15-year terms subject to certain extension options. The transactions with HCP provide us a strategic capital platform to continue to grow in the senior housing industry and to deliver the best, high-quality solutions for our current residents and address the growing population of seniors.

CCRC Venture. At the closing, we and HCP entered into a venture with respect to certain entry-fee CCRCs previously owned, leased and/or operated by us. We own a 51% ownership interest, and HCP owns a 49% ownership interest, in each of the propco and opco (together, the "CCRC Venture"). At the closing, we contributed to the CCRC Venture eight wholly-owned entities (owning eight CCRCs subject, in certain cases, to existing debt) and certain purchase options with respect to the HCP Communities (as defined below), and HCP contributed to the CCRC Venture three wholly-owned entities (owning three properties in two CCRC communities (the "HCP Communities")). In addition, HCP contributed $323.5 million in cash and the CCRC Venture completed the purchases of four communities managed by us for an aggregate purchase price of $323.5 million immediately following the closing. Each of the communities in the venture is managed by us pursuant to market rate management agreements entered into at the closing, and we have agreed to guarantee certain obligations of the manager under the applicable management agreements. Each of the propco and opco is governed by a board of managers consisting of six members, with three representatives appointed by each of us and HCP.

HCP 49 Venture. In addition, at the closing, we and HCP entered into a venture with respect to 49 independent living, assisted living, memory care and/or skilled nursing care communities previously owned by HCP and leased and historically operated by Emeritus. We acquired the leases though our acquisition of Emeritus, and our entry into the venture effectively terminated the leases. HCP had granted Emeritus purchase option rights with respect to each of the 49 communities, and these purchase options were terminated at the closing. We own a 20% ownership interest, and HCP owns an 80% ownership interest, in each of the propco and opco (together, the "HCP 49 Venture"). At the closing, an HCP affiliate made a loan to us at prevailing interest rates in the original principal amount of approximately $68 million to fund our initial capital contribution to the HCP 49 Venture. HCP contributed 49 communities to propco, and at closing propco leased the communities to opco. Each of the communities in the HCP 49 Venture is managed by an affiliate of ours, and we have agreed to guarantee certain obligations of the manager under the applicable market rate management agreements. During the three months ended December 31, 2014, we repaid the $68 million loan from HCP primarily with the proceeds from the public equity offering completed during the third quarter of 2014.

Master Lease. Finally, at the closing, we and HCP amended and restated several triple net leases between affiliates of HCP and Emeritus, covering an aggregate of 153 communities, together into a single master lease with the communities subject thereto separated into three pools (the "Master Lease"). The term of the Master Lease is 14 years for the pool 1 communities, 15 years for the pool 2 communities and 16 years for the pool 3 communities, with an average of approximately fifteen years, in each case subject to 2 extension options of approximately 10 years each, and the Master Lease is guaranteed by us. The Master Lease provided for total base rent in 2014 of approximately $158.0 million, with lower future rent payments and escalations compared to the previously existing leases. Under the Master Lease, HCP has agreed to make available up to $100.0 million for capital expenditures related to the communities during calendar years 2014 through 2017 at an initial lease rate of 7.0%. In addition, the Master Lease includes a purchase option in our favor for up to ten communities at an aggregate purchase price not to exceed $60.0 million. On December 29, 2014, we exercised this purchase option and agreed to purchase nine communities for an aggregate purchase price of $60.0 million.

During 2014, after completion of the transactions with Emeritus and HCP, we continued our efforts to strengthen our financial position. In the fourth quarter of 2014, we expanded and extended the maturity date of our secured credit facility, and in the third quarter of 2014 we completed a registered public equity offering, which resulted in net proceeds of approximately $330.4 million. During the three months ended December 31, 2014, we repaid $275.9 million of existing long-term debt with a weighted average interest rate of 5.5%, financed primarily with the proceeds of the public equity offering, and we have used and are using the remaining net proceeds to finance the exercise of purchase options on certain communities currently leased by us and for other general corporate purposes, which may include additional debt repayments and the acceleration of capital investments in our communities and corporate infrastructure platform. We ended the year with $104.1 million of unrestricted cash and cash equivalents on our consolidated balance sheet and $388.4 million of availability on our secured credit facility.

During the year, we also made additional progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2014, we invested $59.8 million on Program Max projects, net of $34.6 million of third party lessor reimbursement. We completed 16 Program Max projects in 2014, which resulted in 396 net new units. We currently have 18 additional Program Max projects that have been approved, most of which have begun construction and are expected to generate 418 net new units.

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

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2014 and 2013 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Total revenue	$3,831.7	$2,892.0	$939.7	32.5%
Facility Operating Expense	$2,210.4	$1,671.9	$538.4	32.2%
Net loss attributable to Brookdale Senior Living, Inc. common stockholders	$(149.0)	$(3.6)	$145.4	NM
Adjusted EBITDA	$490.7	$463.2	$27.5	5.9%
Cash From Facility Operations	$218.3	$294.0	$(75.7)	(25.7)%
Facility Operating Income	$1,070.4	$812.2	$258.2	31.8%

Adjusted EBITDA and Facility Operating Income are non-GAAP financial measures we use in evaluating our operating performance. Cash From Facility Operations is a non-GAAP financial measure we use in evaluating our liquidity. See "— Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, a reconciliation of net loss to each of Adjusted EBITDA and Facility Operating Income and a reconciliation of net cash provided by operating activities to Cash From Facility Operations.

During 2014, total revenues were $3.8 billion, an increase of $939.7 million, or 32.5%, over the prior year. The inclusion of Emeritus' operations since July 31, 2014 contributed $785.5 million to the increase in revenue. Excluding the effects of the Emeritus merger, our total revenues increased $154.2 million in 2014, or 5.3%, over the prior year. Resident fee revenue for 2014 increased $786.3 million, or 31.3%, from the prior year. Management fees increased $11.1 million, or 35.7%, from the prior year, and reimbursed costs on behalf of managed communities increased $142.4 million, or 41.2%. The increase in resident fee revenue during 2014 was primarily due to the inclusion of Emeritus' operating results since July 31, 2014. The increase in management fees and reimbursed costs on behalf of managed communities is primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

During 2014, facility operating expenses were $2.2 billion, an increase of $538.4 million, or 32.2%, compared to the prior year. Facility operating expenses increased $511.7 million during 2014 due to the inclusion of Emeritus' operating results since July 31, 2014. Excluding the effects of our acquisition of Emeritus, facility operating expenses increased $26.3 million, or 1.6%, as we continued to control our cost growth.

Net loss attributable to Brookdale Senior Living Inc. common stockholders for 2014 was $149.0 million, or $1.01 per basic and diluted common share, compared to a net loss attributable to Brookdale Senior Living Inc. common stockholders of $3.6 million, or $0.03 per basic and diluted common share, for 2013.

During 2014, our Cash From Facility Operations decreased 25.7%, while Adjusted EBITDA and Facility Operating Income increased 5.9% and 31.8%, respectively, when compared to the prior year. Adjusted EBITDA and Cash From Facility Operations include integration, transaction and electronic medical records ("EMR") roll-out costs of $146.4 million for the year ended December 31, 2014 and $14.5 million for the year ended December 31, 2013.

Consolidated Results of Operations

Year Ended December 31, 2014 and 2013

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in "Item 8. Financial Statements and Supplementary Data."

Our 2014 results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to the Master Lease, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the remainder of the period. We contributed all but two of our entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the six month period ended December 31, 2014 based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC Venture.

During 2014, two communities were moved from the Retirement Centers segment to the Assisted Living segment and one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the communities. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers, Assisted Living and CCRCs - Rental segments. Revenue and expenses for the year ended December 31, 2013 have not been recast.

At December 31, 2014 our total operations included 1,143 communities with a capacity to serve 110,859 residents.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$582,312	$526,284	$56,028	10.6%
Assisted Living	1,685,563	1,051,868	633,695	60.2%
CCRCs - Rental	493,173	396,975	96,198	24.2%
CCRCs - Entry Fee	202,414	297,756	(95,342)	(32.0)%
Brookdale Ancillary Services	337,835	242,150	95,685	39.5%
Total resident fees	3,301,297	2,515,033	786,264	31.3%
Management services(1)	530,409	376,933	153,476	40.7%
Total revenue	3,831,706	2,891,966	939,740	32.5%
Expense
Facility operating expense
Retirement Centers	333,429	304,002	29,427	9.7%
Assisted Living	1,077,074	662,190	414,884	62.7%
CCRCs - Rental	371,512	287,949	83,563	29.0%
CCRCs - Entry Fee	153,981	221,363	(67,382)	(30.4)%
Brookdale Ancillary Services	274,372	196,441	77,931	39.7%
Total facility operating expense	2,210,368	1,671,945	538,423	32.2%
General and administrative expense	280,267	180,627	99,640	55.2%
Transaction costs	66,949	3,921	63,028	NM
Facility lease expense	323,830	276,729	47,101	17.0%
Depreciation and amortization	537,035	268,757	268,278	99.8%
Asset impairment	9,992	12,891	(2,899)	(22.5)%
Costs incurred on behalf of managed communities	488,170	345,808	142,362	41.2%
Total operating expense	3,916,611	2,760,678	1,155,933	41.9%
(Loss) income from operations	(84,905)	131,288	(216,193)	(164.7)%
Interest income	1,343	1,339	4	0.3%
Interest expense:
Debt	(128,002)	(96,131)	31,871	33.2%
Capital and financing lease obligations	(109,998)	(25,194)	84,804	336.6%
Amortization of deferred financing costs and debt premium (discount)	(7,477)	(17,054)	(9,577)	(56.2)%
Change in fair value of derivatives	(2,711)	980	3,691	376.6%
Debt modification and extinguishment costs	(6,387)	(1,265)	5,122	404.9%
Equity in earnings of unconsolidated ventures	171	1,484	(1,313)	(88.5)%
Other non-operating income	7,235	2,725	4,510	165.5%
Loss before income taxes	(330,731)	(1,828)	328,903	NM
Benefit (provision) for income taxes	181,305	(1,756)	183,061	NM
Net loss	(149,426)	(3,584)	145,842	NM
Net loss attributable to noncontrolling interest	436	—	436	100.0%
Net loss attributable to Brookdale Senior Living, Inc. common stockholders	$(148,990)	$(3,584)	$146,278	NM
Selected Operating and Other Data:
Total number of communities (period end)	1,143	649	494	76.1%
Total units operated(2)
Period end	110,219	65,832	44,387	67.4%
Weighted average	84,299	66,173	18,126	27.4%
Owned/leased communities units(2)
Period end	82,984	48,422	34,562	71.4%
Weighted average	63,710	48,090	15,620	32.5%
Owned/leased communities occupancy rate (weighted average)	88.3%	88.7%	(0.4)%	(0.5)%
Senior Housing average monthly revenue per unit(3)	$4,357	$4,383	$(26)	(0.6)%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	99	76	23	30.3%
Total units(2)
Period end	17,315	14,454	2,861	19.8%
Weighted average	15,558	14,439	1,119	7.7%
Occupancy rate (weighted average)	89.5%	89.8%	(0.3)%	(0.3)%
Senior Housing average monthly revenue per unit(3)	$3,485	$3,381	$104	3.1%
Assisted Living
Number of communities (period end)	838	438	400	91.3%
Total units(2)
Period end	55,189	22,158	33,031	149.1%
Weighted average	36,350	21,679	14,671	67.7%
Occupancy rate (weighted average)	88.7%	89.7%	(1.0)%	(1.1)%
Senior Housing average monthly revenue per unit(3)	$4,356	$4,510	$(154)	(3.4)%
CCRCs - Rental
Number of communities (period end)	45	26	19	73.1%
Total units(2)
Period end	10,480	6,478	4,002	61.8%
Weighted average	8,298	6,669	1,629	24.4%
Occupancy rate (weighted average)	85.8%	86.8%	(1.0)%	(1.2)%
Senior Housing average monthly revenue per unit(3)	$5,757	$5,715	$42	0.7%
CCRCs - Entry Fee
Number of communities (period end)	—	14	(14)	(100.0)%
Total units(2)
Period end	—	5,332	(5,332)	(100.0)%
Weighted average	3,504	5,303	(1,799)	(33.9)%
Occupancy rate (weighted average)	85.2%	84.2%	1.0%	1.2%
Senior Housing average monthly revenue per unit(3)	$5,103	$5,013	$90	1.8%
Other Entry Fee Data
Non-refundable entrance fees sales	$32,704	$44,191	$(11,487)	(26.0)%
Refundable entrance fees sales(4)	20,342	48,140	(27,798)	(57.7)%
Total entrance fee receipts	53,046	92,331	(39,285)	(42.5)%
Refunds	(25,865)	(35,325)	(9,460)	(26.8)%
Net entrance fees	$27,181	$57,006	$(29,825)	(52.3)%
Management Services
Number of communities (period end)	161	95	66	69.5%
Total units(2)
Period end	27,235	17,410	9,825	56.4%
Weighted average	20,589	18,083	2,506	13.9%
Occupancy rate (weighted average)	86.5%	85.4%	1.1%	1.3%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	3,053,436	3,325,129	(271,693)	(8.2)%
Home Health average census	8,345	4,498	3,847	85.5%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period-end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the years ended December 31, 2014 and 2013 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $2.9 million and $19.0 million for the years ended December 31, 2014 and 2013, respectively.

Resident Fee Revenue

Resident fee revenue increased $786.3 million in 2014, or 31.3%, over the prior year primarily due to the inclusion of revenue from communities acquired (including communities acquired as part of the Emeritus transaction) and new units added to existing communities since the end of 2013, partially offset by the effect of the contribution of entry fee CCRCs to the CCRC Venture. During 2014, revenues grew 2.9% at the 500 communities we owned or leased during both years, with a 3.4% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy in these 500 communities decreased 0.5% over the prior year.

Retirement Centers segment revenue increased $56.0 million in 2014, or 10.6%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $49.5 million to the increase in revenue. Excluding the effects of our acquisition of Emeritus, Retirement Centers segment revenue increased $6.5 million in 2014, or 1.2%, over the prior year primarily due to an increase in average monthly revenue per unit at the communities we operated during both years, offset in part by the reclassification of two communities from this segment into the Assisted Living segment and one community from this segment to the CCRCs - Rental segment during 2014.

Assisted Living segment revenue increased $633.7 million in 2014, or 60.2%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $573.3 million to the increase in revenue. Excluding the effects of our acquisition of Emeritus, Assisted Living segment revenue increased $60.4 million in 2014, or 5.7%, over the prior year primarily due to an increase in average monthly revenue per unit at the communities we operated during both years. Additionally, Assisted Living segment revenue increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during 2014. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental segment revenue increased $96.2 million in 2014, or 24.2%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $70.3 million to the increase in revenue. Excluding the effects of our acquisition of Emeritus, revenue increased $25.9 million in 2014, or 6.5%, over the prior year primarily due to the reclassification of two communities into this segment from the CCRCs - Entry Fee segment beginning with the third quarter of 2014 and an increase in average monthly revenue per unit at the communities we operated during both years. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Entry Fee segment revenue decreased $95.3 million in 2014, or 32.0%, over the prior year primarily due to the contribution of all but two of our entry fee CCRCs to the CCRC Venture and the reclassification of the two remaining CCRCs from this segment into the CCRCs - Rental segment beginning with the third quarter of 2014.

Brookdale Ancillary Services segment revenue increased $95.7 million in 2014, or 39.5%, over the prior year primarily due to the inclusion of $76.8 million of revenues related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. Excluding the effects of our acquisition of Emeritus, Brookdale Ancillary Services segment revenue increased $18.9 million in 2014, or 7.8%, over the prior year driven by an increase in home health average census and the roll-out of our hospice services to additional units in 2014. The increase was partially offset by a decrease in therapy service volume during 2014.

Management Services Revenue

Management Services segment revenue, including reimbursed costs incurred on behalf of managed communities, increased $153.5 million in 2014, or 40.7%, over the prior year. The increase in management fees and reimbursed costs on behalf of managed communities is primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Facility Operating Expense

Facility operating expense increased $538.4 million in 2014, or 32.2%, over the prior year primarily due to the impact of our acquisition of Emeritus.

Retirement Centers segment operating expenses increased $29.4 million in 2014, or 9.7%, over the prior year primarily due to the inclusion of operating expenses from communities acquired during 2014. Of the increase, $25.9 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. Excluding the effects of our acquisition of Emeritus, operating expenses increased $3.5 million driven by an increase in salaries and wages due to wage rate increases and an increase in advertising expense. The increase was offset in part by the reclassification of two communities from this segment into the Assisted Living segment and one community from this segment to the CCRCs - Rental segment during 2014.

Assisted Living segment operating expenses increased $414.9 million in 2014, or 62.7%, over the prior year primarily due to the inclusion of operating expenses from communities acquired during 2014. Of the increase, $370.7 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. Excluding the effects of our acquisition of Emeritus, operating expenses increased by $44.2 million driven by an increase in salaries and wages due to wage rate increases, an increase in insurance expense and an increase in advertising expense. Additionally, Assisted Living segment operating expenses increased due to the impact of the reclassification of two communities from the Retirement Centers segment into this segment during 2014.

CCRCs - Rental segment operating expenses increased $83.6 million in 2014, or 29.0%, over the prior year primarily due to the inclusion of operating expenses from communities acquired during 2014. Of the increase, $52.9 million was attributable to the inclusion of the operating results of Emeritus since July 31, 2014. The remaining $30.7 million increase was primarily due to the reclassification of two communities into this segment from the CCRCs - Entry Fee segment beginning with the third quarter of 2014.

CCRCs - Entry Fee segment operating expenses decreased $67.4 million in 2014, or 30.4%, over the prior year primarily due to the contribution of all but two of our entry fee CCRCs to the CCRC Venture and the reclassification of the two remaining CCRCs from this segment into the CCRCs - Rental segment beginning with the third quarter of 2014.

Brookdale Ancillary Services segment operating expenses increased $77.9 million in 2014, or 39.7%, over the prior year primarily due to the inclusion of expenses related to Nurse on Call (which we acquired in connection with our acquisition of Emeritus) and an increase in expenses incurred in connection with higher census and the continued expansion of our ancillary services programs, partially offset by a decrease in bad debt expense.

General and Administrative Expense

General and administrative expense increased $99.6 million in 2014, or 55.2%, over the prior year primarily as a result of an increase in integration costs and the addition of employees associated with our acquisition of Emeritus. Integration costs include third-party expenses directly related to the integration of Emeritus as well as internal costs such as labor, reflecting time spent by our personnel on integration and transaction activity. Transaction costs relating to our acquisition of Emeritus (and the completion of the transactions during 2014 with HCP) are reported separately from general and administrative expense, as further discussed below.

Transaction Costs

Transaction costs for 2014 were $66.9 million, an increase from $4.0 million in the prior year. The increase is a result of transaction fees and direct acquisition costs related to our acquisition of Emeritus and the completion of the transactions with HCP during 2014, including expenses such as lender costs and legal, banking, accounting and consulting fees.

Facility Lease Expense

Facility lease expense increased $47.1 million in 2014, or 17.0%, over the prior year primarily due to the inclusion of lease expense from leases assumed as part of our acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $268.3 million in 2014, or 99.8%, over the prior year primarily due to the acquisition of communities in 2014, driven by amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus, partially offset by the contribution of previously owned communities to the CCRC Venture in August 2014. Additionally, depreciation expense increased in 2014 as a result of increased capital expenditures compared to the prior year.

Asset Impairment

During 2014 and 2013, we recorded impairment charges of $10.0 million and $12.9 million, respectively, related to asset impairment for property, plant and equipment and leasehold intangibles for certain communities. These impairment charges are primarily due to lower than expected performance of the underlying communities. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $142.4 million, or 41.2%, primarily due to the our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Interest Expense

Interest expense increased $110.8 million in 2014, or 80.6%, over the prior year primarily due to our assumption of Emeritus' debt and capital and financing lease obligations, which increased interest expense by $25.0 million and $85.1 million, respectively (including the impact of non-cash interest expense related to the amortization of debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the years ended December 31, 2014 and 2013 was primarily due to the reversal of the valuation allowance that had been recorded against our deferred tax assets. As a result of the acquisition of Emeritus, we recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical basis of the acquired assets. We determined that it is more likely than not that our federal net operating loss carryforwards and a majority of our state net operating loss carryforwards and tax credits will be utilized in the future, based on the future reversal of these deferred tax liabilities. As a result, during 2014 we recorded an aggregate deferred federal, state and local income tax benefit of $64.2 million from the release of the valuation allowance against certain deferred tax assets. Additionally, we recorded an aggregate deferred federal, state and local tax benefit of $94.1 million as a result of the operating loss for the year ended December 31, 2014. Our 2014 effective rate was also impacted by certain transaction expenses that were incurred as part of acquisition of Emeritus that are required to be capitalized for income tax purposes. We do not expect that we will become a federal cash income tax payer until 2017, at the earliest.

Year Ended December 31, 2013 and 2012

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in "Item 8. Financial Statements and Supplementary Data." Our results reflect the inclusion of acquisitions that occurred during the respective reporting periods.

As of December 31, 2013, our total operations included 649 communities with a capacity to serve 66,524 residents.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$526,284	$503,902	$22,382	4.4%
Assisted Living	1,051,868	1,013,337	38,531	3.8%
CCRCs - Rental	396,975	385,479	11,496	3.0%
CCRCs - Entry Fee	297,756	285,701	12,055	4.2%
Brookdale Ancillary Services	242,150	224,517	17,633	7.9%
Total resident fees	2,515,033	2,412,936	102,097	4.2%
Management services(1)	376,933	355,802	21,131	5.9%
Total revenue	2,891,966	2,768,738	123,228	4.5%
Expense
Facility operating expense
Retirement Centers	304,002	298,317	5,685	1.9%
Assisted Living	662,190	652,153	10,037	1.5%
CCRCs - Rental	287,949	279,416	8,533	3.1%
CCRCs - Entry Fee	221,363	224,296	(2,933)	(1.3)%
Brookdale Ancillary Services	196,441	176,737	19,704	11.1%
Total facility operating expense	1,671,945	1,630,919	41,026	2.5%
General and administrative expense	180,627	178,829	1,798	1.0%
Transaction costs	3,921	—	3,921	NM
Facility lease expense	276,729	284,025	(7,296)	(2.6)%
Depreciation and amortization	268,757	252,281	16,476	6.5%
Asset impairment	12,891	27,677	(14,786)	(53.4)%
Loss on acquisition	—	636	(636)	(100.0)%
Gain on facility lease termination	—	(11,584)	(11,584)	(100.0)%
Costs incurred on behalf of managed communities	345,808	325,016	20,792	6.4%
Total operating expense	2,760,678	2,687,799	72,879	2.7%
Income from operations	131,288	80,939	50,349	62.2%
Interest income	1,339	4,012	(2,673)	(66.6)%
Interest expense:
Debt	(96,131)	(98,183)	(2,052)	(2.1)%
Capital and financing lease obligation	(25,194)	(30,155)	(4,961)	(16.5)%
Amortization of deferred financing costs and debt discount	(17,054)	(18,081)	(1,027)	(5.7)%
Change in fair value of derivatives	980	(364)	1,344	369.2%
Debt modification and extinguishment costs	(1,265)	(221)	1,044	472.4%
Equity in earnings (loss) of unconsolidated ventures	1,484	(3,488)	4,972	142.5%
Other non-operating income	2,725	593	2,132	359.5%
Loss before income taxes	(1,828)	(64,948)	(63,120)	(97.2)%
Provision for income taxes	(1,756)	(1,519)	237	15.6%
Net loss	$(3,584)	$(66,467)	$(62,883)	(94.6)%
Selected Operating and Other Data:
Total number of communities (period end)	649	647	―	―
Total units operated(2)
Period end	65,832	65,936	(104)	(0.2)%
Weighted average	66,173	66,102	71	0.1%
Owned/leased communities units(2)
Period end	48,422	47,938	484	1.0%
Weighted average	48,090	47,947	143	0.3%
Owned/leased communities occupancy rate (weighted average)	88.7%	88.0%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$4,383	$4,271	$112	2.6%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	76	76	—	—
Total units(2)
Period end	14,454	14,433	21	0.1%
Weighted average	14,439	14,445	(6)	—
Occupancy rate (weighted average)	89.8%	89.1%	0.7%	0.8%
Senior Housing average monthly revenue per unit(3)	$3,381	$3,263	$118	3.6%
Assisted Living
Number of communities (period end)	438	433	5	1.2%
Total units(2)
Period end	22,158	21,551	607	2.8%
Weighted average	21,679	21,625	54	0.2%
Occupancy rate (weighted average)	89.7%	88.9%	0.8%	0.9%
Senior Housing average monthly revenue per unit(3)	$4,510	$4,390	$120	2.7%
CCRCs - Rental
Number of communities (period end)	26	27	(1)	(3.7)%
Total units(2)
Period end	6,478	6,691	(213)	(3.2)%
Weighted average	6,669	6,667	2	—
Occupancy rate (weighted average)	86.8%	86.3%	0.5%	0.6%
Senior Housing average monthly revenue per unit(3)	$5,715	$5,588	$127	2.3%
CCRCs - Entry Fee
Number of communities (period end)	14	14	—	—
Total units(2)
Period end	5,332	5,263	69	1.3%
Weighted average	5,303	5,210	93	1.8%
Occupancy rate (weighted average)	84.2%	83.7%	0.5%	0.6%
Senior Housing average monthly revenue per unit(3)	$5,013	$4,978	$35	0.7%
Other Entry Fee Data
Non-refundable entrance fees sales	$44,191	$40,105	$4,086	10.2%
Refundable entrance fees sales(4)	48,140	42,600	5,540	13.0%
Total entrance fee receipts	92,331	82,705	9,626	11.6%
Refunds	(35,325)	(27,356)	7,969	29.1%
Net entrance fees	$57,006	$55,349	$1,657	3.0%
Management Services
Number of communities (period end)	95	97	(2)	(2.1)%
Total units(2)
Period end	17,410	17,998	(588)	(3.3)%
Weighted average	18,083	18,155	(72)	(0.4)%
Occupancy rate (weighted average)	85.4%	84.5%	0.9%	1.1%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	3,325,129	3,566,654	(241,525)	(6.8)%
Home Health average census	4,498	3,710	788	21.2%

(1)	Management services segment revenue includes reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the years ended December 31, 2013 and 2012 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $19.0 million and $13.3 million for the years ended December 31, 2013 and 2012, respectively.

Resident Fee Revenue

Resident fee revenue increased $102.1 million in 2013, or 4.2%, over the prior year primarily as a result of an increase in the average monthly revenue per unit compared to the prior year, including an increase in revenue from our ancillary services programs, an increase in occupancy and an increase in consolidated units operated. During 2013, revenues grew 3.4% at the 523 communities we operated during both years with a 2.4% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy increased 0.8% in these communities year over year.

Retirement Centers segment revenue increased $22.4 million in 2013, or 4.4%, over the prior year primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both years.

Assisted Living segment revenue increased $38.5 million in 2013, or 3.8%, over the prior year primarily due to increases in average monthly revenue per unit and occupancy at the communities operated during both years, as well as the inclusion of revenue from eight communities acquired in 2013. The increase was partially offset by the impact of the disposition of three communities during 2013.

CCRCs - Rental segment revenue increased $11.5 million in 2013, or 3.0%, over the prior year primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both years. The increase was partially offset by the impact of the disposition of one community during 2013.

CCRCs - Entry Fee segment revenue increased $12.1 million in 2013, or 4.2%, over the prior year primarily due to increases in average monthly revenue per unit and occupancy at the communities we operated during both years and an increase in the number of units operated. The increase was partially offset by a decrease in skilled therapy revenue due to lower Medicare reimbursement.

Brookdale Ancillary Services segment revenue increased $17.6 million in 2013, or 7.9%, over the prior year primarily due to the roll-out of our ancillary services programs to additional units subsequent to the prior year end. The increase was partially offset by a decrease in therapy service volume and by the impact of reimbursement changes.

Management Services Revenue

Total management services revenue increased $21.1 million in 2013, or 5.9%, over the prior year primarily due to additional costs incurred on behalf of managed communities resulting from an increase in the number of communities managed during 2013 prior to the acquisition of six previously managed communities and termination of a contract of one managed community in the fourth quarter of 2013.

Facility Operating Expense

Facility operating expense increased $41.0 million in 2013, or 2.5%, over the prior year primarily due to an increase in salaries and wages, an increase in marketing and advertising, and additional expenses incurred in connection with the expansion of our ancillary services programs. These increases were partially offset by a decrease in insurance expense.

Retirement Centers segment operating expenses increased $5.7 million in 2013, or 1.9%, over the prior year primarily due to an increase in salaries and wages due to wage increases and an increase in marketing and advertising expense. There was also an increase in real estate tax expense year over year and an increase in food and supplies expense driven by higher occupancy compared to the prior year. These increases were partially offset by a decrease in insurance expense.

Assisted Living segment operating expenses increased $10.0 million in 2013, or 1.5%, over the prior year primarily due to an increase in salaries and wages due to wage increases and an increase in marketing and advertising expense. There was also an increase in grounds maintenance and repairs expense, an increase in food and supplies expense driven by higher occupancy compared to the prior year, and an increase in real estate tax expense year over year. These increases were partially offset by a decrease in insurance expense.

CCRCs - Rental segment operating expenses increased $8.5 million in 2013, or 3.1%, over the prior year primarily driven by an increase in salaries and wages due to wage rate increases and an increase in hours worked year over year, an increase in bad debt expense compared to the prior year, an increase in healthcare supplies expense due to an increase in occupancy and residents with higher acuity needs, and an increase in marketing and advertising expense. These increases were partially offset by a decrease in insurance expense.

CCRCs - Entry Fee segment operating expenses decreased $2.9 million in 2013, or 1.3%, over the prior year primarily due to a decrease in insurance expense compared to the prior year and a decrease in future service obligations related to entrance fee contracts. These decreases were partially offset by an increase in salaries and wages due to wage increases, an increase in marketing and advertising expense, and an increase in bad debt expense compared to the prior year.

Brookdale Ancillary Services segment operating expenses increased $19.7 million in 2013, or 11.1%, over the prior year primarily due to an increase in expenses incurred in connection with the continued expansion of our ancillary service programs, an increase in therapy labor expense and an increase in bad debt expense.

General and Administrative Expense

General and administrative expense increased $1.8 million in 2013, or 1.0%, over the prior year primarily as the result of increases in salaries and wage expense and employee benefits expense primarily due to increased employee headcount and increases in travel, repairs and maintenance, and marketing and advertising expenses. These increases were partially offset by a decrease in integration and EMR roll-out costs compared to the prior year.

Facility Lease Expense

Facility lease expense decreased $7.3 million in 2013, or 2.6%, over the prior year primarily as a result of the purchase of 12 previously leased communities in 2012.

Depreciation and Amortization

Depreciation and amortization expense increased by $16.5 million in 2013, or 6.5%, over the prior year primarily as the result of the purchase of 12 previously leased communities in 2012 and the purchase of eight communities, including six previously managed communities, in 2013. Additionally, there was additional depreciation in 2013 resulting from increased capital expenditures year over year. These increases were partially offset by the impact of the disposition of four communities during 2013.

Asset Impairment

During 2013, we recognized $12.9 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities primarily within the CCRCs - Rental and Assisted Living segments primarily due to the amount by which the carrying values of the assets exceeded the estimated fair value. During 2012, we recognized $27.7 million of impairment charges related to asset impairments for property, plant and equipment and leasehold intangibles for certain communities within the Assisted Living and Retirement Center segments. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.

Gain on Facility Lease Termination

During 2012, we recognized an $11.6 million net gain on facility lease termination from the reversal of deferred lease liabilities associated with 12 previously-leased communities that were acquired during the year.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $20.8 million in 2013, or 6.4% over the prior year. The increase is primarily due to an increase in the number of communities managed during 2013 prior to the acquisition of six previously managed communities and termination of a contract of one managed community in the fourth quarter of 2013.

Interest Income

Interest income decreased $2.7 million in 2013, or 66.6%, over the prior year primarily due to the liquidation of marketable securities in the prior year.

Interest Expense

Interest expense decreased $9.4 million in 2013, or 6.4%, over the prior year primarily due to decreased interest expense related to our mortgage debt, which had lower interest rates year over year and a gain recorded from the change in the fair value of interest rate swaps and caps due to an increase in interest rates since the purchase of the instruments.

Income Taxes

The difference in our effective tax rates for the years ended December 31, 2013 and 2012 was due to the impact of our improved financial results under generally accepted accounting principles. Tax expense primarily reflects our cash tax position for states that do not allow for or have suspended the use of net operating losses for the period. We recorded a valuation allowance against deferred tax benefits generated during 2013.

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

Revenue Recognition at Entrance Fee Communities

Our entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the non-refundable portion of the residents' entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple, adjusted annually. We periodically assess the reasonableness of these mortality tables and other actuarial assumptions. We contributed all but two of our entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our communities under a master insurance program, our current policies provide for deductibles for each and every claim.

As a result, we are effectively self-insured for claims that are less than the deductible amounts. In addition, we maintain a large-deductible workers compensation program and a self-insured employee medical program. We have secured our obligations related to general liability, professional liability and workers compensation programs with cash aggregating $19.6 million, deposits aggregating $51.9 million and letters of credit aggregating $33.8 million as of December 31, 2014. We operate a wholly-owned captive insurance company, Senior Services Insurance Limited ("SSIL") for the purpose of insuring certain portions of the risk retention under our general liability and professional liability insurance program, but SSIL's coverage is currently limited to claims made prior to 2010. Third-party insurers are responsible for claim costs above program deductibles and retentions.

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

Outstanding losses and expenses for general liability and professional liability and workers compensation are estimated based on the recommendations of independent actuaries and management's estimates. Outstanding losses and expenses for our self-insured medical program are estimated based on the recommendation of our third party administrator and management's estimates.

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

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification ("ASC") 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2014 and 2013, we have a valuation allowance against deferred tax assets of approximately $9.2 million and $72.4 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

We have elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Lease Accounting

We determine whether to account for our leases as either operating or capital or financing leases depending on the underlying terms. As of December 31, 2014, we operated 583 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Communities under operating leases are accounted for in our consolidated statements of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators as well as amortization of above/below market rents and deferred gains. For communities under capital and financing lease obligation arrangements, a liability is established on our balance sheets and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

Allowance for Doubtful Accounts and Contractual Adjustments

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $26.5 million and $17.7 million as of December 31, 2014 and 2013, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 80.7% and 80.0% of our resident fee revenues for the years ended December 31, 2014 and 2013, respectively, were derived from private pay customers and 19.3% and 20.0% of our resident fee revenues for the years ended December 31, 2014 and 2013, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets and Goodwill

As of December 31, 2014 and 2013, our long-lived assets were comprised primarily of $8.4 billion and $3.9 billion of net property, plant and equipment and leasehold intangibles, respectively. In accounting for our property, plant and equipment and leasehold intangibles, we apply the provisions of ASC 360, Property, Plant and Equipment. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are allocated to acquired assets and liabilities based on their estimated fair values. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350"). We account for goodwill under the provisions of ASC 350.  As of December 31, 2014 and 2013, we had goodwill balances of $736.8 million and $109.6 million, respectively. The increase in goodwill during the year ended December 31, 2014 is attributed to goodwill recorded in connection with our acquisition of Emeritus.

We test long-lived assets other than goodwill and indefinite-lived intangible assets for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset (group) is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset (group). If this comparison indicates that the carrying value of an asset (group) is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset (group) exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life. During 2014, 2013 and 2012 we evaluated long-lived depreciable assets and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities. Estimated fair values were determined and we recorded non-cash asset impairment charges of $10.0 million, $12.9 million and $27.7 million for 2014, 2013 and 2012, respectively. These impairment charges are primarily due to lower than expected performance of the underlying communities and the amount by which the carrying values of the assets exceed the estimated fair value.

We test goodwill for impairment annually during our fourth quarter, or whenever indicators exist that suggest that our goodwill may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value.

Indefinite-lived intangible assets are tested for impairment annually during our fourth quarter or more frequently as required. The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value. If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.

In estimating the fair value of long-lived assets (groups) and reporting units for purposes of our goodwill impairment test, we generally use the income approach. The income approach utilizes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting an unknown future and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include increases in interest rates, which could impact discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities.

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

Stock-Based Compensation

ASC 718, Compensation – Stock Compensation ("ASC 718") requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee's requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

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

New Accounting Pronouncements

See Note 2 of the notes to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of new accounting pronouncements.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2014	2013
Cash provided by operating activities	$242,652	$366,121
Cash used in investing activities	(314,882)	(264,806)
Cash provided by (used in) financing activities	117,802	(112,044)
Net increase (decrease) in cash and cash equivalents	45,572	(10,729)
Cash and cash equivalents at beginning of year	58,511	69,240
Cash and cash equivalents at end of year	$104,083	$58,511

The decrease in cash provided by operating activities of $123.5 million was primarily attributable to an increase in integration and transaction costs in 2014. Integration costs include third-party expenses directly related to the integration of Emeritus as well as internal costs such as labor, reflecting time spent by our personnel on integration and transaction activity. Transaction costs relate to our acquisition of Emeritus and the completion of the transactions during 2014 with HCP.

The increase in cash used in investing activities of $50.1 million was primarily attributable to an increase in spending on property, plant, and equipment, and leasehold intangibles in 2014.

The change in cash provided by (used in) financing activities year over year was primarily attributable to the receipt of $330.4 million of net proceeds from a public equity offering of approximately 10.3 million shares of common stock.

Our principal sources of liquidity have historically been from:

	cash balances on hand;
	cash flows from operations;
	funds generated through unconsolidated venture arrangements;
	proceeds from our credit facilities;
	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions; and
	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

	working capital;
	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
	debt service and lease payments;
	acquisition consideration and transaction and integration costs;
	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
	dividend payments;
	purchases of common stock under our share repurchase authorizations; and
	other corporate initiatives (including integration, information systems and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

	working capital;
	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
	debt service and lease payments;
	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;
	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs; and
	other corporate initiatives (including integration, information systems and branding).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2014, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate secured and unsecured letter of credit facilities providing for up to $98.7 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of December 31, 2014.

At December 31, 2014, we had $3.5 billion of debt outstanding, excluding capital and financing lease obligations and our secured credit facility, at a weighted-average interest rate of 5.0% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At December 31, 2014, we had $2.6 billion of capital and financing lease obligations, $100.0 million was drawn on our secured credit facility, and $72.7 million of letters of credit had been issued under our letter of credit facilities. Approximately $272.3 million of our debt and capital lease obligations are due on or before December 31, 2015. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending December 31, 2015, we will be required to make approximately $396.0 million of payments in connection with our existing operating leases.

At December 31, 2014, we had $263.0 million of negative working capital. We had $104.1 million of cash and cash equivalents at December 31, 2014, excluding cash and escrow deposits-restricted and lease security deposits of $151.5 million in the aggregate. As of that date, we also had $388.4 million of availability on our secured credit facility.

On September 12, 2014, we completed a public equity offering of 10,298,506 shares of common stock resulting in net proceeds of approximately $330.4 million. During the three months ended December 31, 2014, we repaid $275.9 million of existing long-term debt with a weighted average interest rate of 5.5% (including the $68 million loan from HCP used to fund our initial capital contribution to the HCP 49 Venture), financed primarily with the proceeds of the public equity offering, and we have used and are using the remaining net proceeds to finance the exercise of purchase options on certain communities currently leased by us and for other general corporate purposes, which may include additional debt repayments and the acceleration of capital investments in our communities and corporate infrastructure platform.

One of our primary growth strategies is growing the business through strategic capital allocation. During 2014 we made progress on this objective by making significant investments in our communities. We look at our capital deployment in two ways: (1) investment in our existing assets through capital expenditures for recurring capital, corporate capital and other major projects and (2) investment in our existing assets through our Program Max initiative. On some of our leased communities, certain of our capital spend is subject to third party lessor funding.

Investments in our current portfolio are comprised of recurring capital expenditures and other major projects (including corporate initiatives). These major projects include unusual or non-recurring capital projects, projects which create new or enhanced economics, such as major renovations or reposition projects at our communities, integration related expenditures (including the cost of developing information systems), and expenditures supporting the expansion of our ancillary services programs.

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our legacy communities and the newly acquired Emeritus communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. In 2014 we completed 16 projects which resulted in 396 net new units. We currently have 18 Program Max projects that have been approved, most of which have begun construction and are expected to generate 418 net new units.

The following table summarizes our actual 2014 and anticipated 2015 capital expenditures for our consolidated communities (dollars in millions):

	Actual 2014	Anticipated 2015 Range
Recurring(1)	$50.8	$75.0 - 77.0
EBITDA-enhancing / Major Projects(2)	109.2	210.0 - 215.0
Program Max(2)	94.4	125.0 - 175.0
Corporate, integration and other	49.8	108.0 - 117.0
Total capital expenditures	$304.2	$518.0 - 584.0

(1)      Payments are included in Cash From Facility Operations.
(2)	Amounts shown are amounts of gross capital expenditures. Certain capital expenditures are subject to third party lessor funding. For the year ended December 31, 2014 we received $34.6 million of lessor reimbursements. For 2015 we anticipate receiving approximately $115.0 million - $170.0 million of lessor reimbursements for both categories in the table.

During 2015, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of $115.0 million to $170.0 million, amounts drawn on construction loans and amounts drawn on our secured credit facility.

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

We currently estimate that our existing cash flows from operations, together with existing working capital, amounts available under our secured credit facility and, to a lesser extent, proceeds from anticipated financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate.

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

As of December 31, 2014, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Company Indebtedness, Long-Term Leases and Hedging Agreements

Indebtedness

As of December 31, 2014, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $98.7 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings. As of December 31, 2014 our outstanding property-level secured debt was $3.2 billion.

As a result of our acquisition of Emeritus, we assumed approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness. The mortgage loans are collateralized by a total of 179 underlying communities, bear interest either at fixed rates at a weighted average of 6.06% per annum or at variable rates at a weighted average of 5.49% per annum (in each case, as of July 31, 2014), and have remaining maturities ranging from approximately three months to 33 years. In addition, we incurred $283.3 million of property-level debt primarily related to the financing of community acquisitions, the expansion of certain communities, the refinancing of existing debt and the releveraging of certain assets during 2014. Approximately $252.7 million of the new debt was issued at a fixed interest rate and the remaining $30.6 million was issued at variable interest rates. Refer to Note 8 to the consolidated financial statements for a detailed discussion of the significant new mortgage debt instruments and related terms.

As of December 31, 2014, we are in compliance with the financial covenants of our outstanding debt agreements.

Credit Facilities

On December 19, 2014, we entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our previously existing Third Amended and Restated Credit Agreement dated as of September 20, 2013, which provided a total commitment amount of $250.0 million. The amended agreement provides for a total commitment amount of $500.0 million, comprised of a $100.0 million term loan drawn at closing and a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. In addition, the amended credit agreement extended the maturity date from March 31, 2018 to January 3, 2020 and decreased the interest rate payable on drawn amounts and the fee payable on the unused portion of the facility. Amounts drawn under the facility will continue to bear interest at 90-day LIBOR plus an applicable margin; however, the amended agreement reduces the applicable margin from a range of 3.25% to 4.25% to a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The amended agreement also eliminates the minimum 0.5% LIBOR rate included in the prior agreement. The amended agreement reduces the quarterly commitment fee on the unused portion of the facility from 0.50% per annum to 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.

This secured credit facility may be used to finance acquisitions, fund working capital and capital expenditures and for other general corporate purposes.

The credit facility will continue to be secured by first priority mortgages on certain of our communities. In addition, the amended agreement permits us to pledge the equity interests in subsidiaries that own other communities (rather than mortgaging such communities), provided that loan availability from pledged assets cannot exceed 10% of loan availability from mortgaged assets. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility.

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

As of December 31, 2014, we had $388.4 million of availability on our secured credit facility. We also had secured and unsecured letter of credit facilities of up to $98.7 million in the aggregate as of December 31, 2014. Letters of credit totaling $72.7 million had been issued under these facilities as of that date.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash. The Notes are convertible at an initial conversion rate of 34.1006 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances: (i) during any fiscal quarter if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2014, the Notes are not convertible. Unconverted Notes mature at par in June 2018.

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

In connection with the offering of the Notes, in June 2011, we entered into convertible note hedge transactions (the "Convertible Note Hedges") with certain financial institutions (the "Hedge Counterparties"). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, 10,784,315 shares of common stock. We also entered into warrant transactions with the Hedge Counterparties whereby we sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to 10,784,315 shares of common stock (the "Sold Warrant Transactions"). The warrants have a strike price of $40.25 per share, subject to customary anti-dilution adjustments.

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

Long-Term Leases

As of December 31, 2014, we have 583 communities operated under long-term leases. The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index.

As a result of our acquisition of Emeritus on July 31, 2014, we acquired entities that are lessees under operating, capital and financing leases covering 311 communities, as well as certain other leases such as office leases and leases associated with Emeritus' Nurse on Call business. The community leases contain customary terms, including assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants. In connection with the closing of our acquisition of Emeritus, we have entered into guarantees of certain of these leases.

For the year ended December 31, 2014, our minimum annual cash lease payments for our capital and financing leases and operating leases were $139.2 million and $328.5 million, respectively. For the year ending December 31, 2015, we will be required to make approximately $247.0 million and $396.0 million of payments in connection with our existing capital and financing leases and operating leases, respectively.

As of December 31, 2014, we are in compliance with the financial covenants of our long-term leases.

Derivative Instruments

In the normal course of business, we have entered into certain interest rate protection agreements to effectively manage the risk above certain interest rates for a portion of our variable rate debt. As of December 31, 2014, we have $846.3 million in aggregate notional amount of interest rate caps and $136.6 million of variable rate debt, excluding our secured credit facility and capital lease obligations, that is not subject to any cap or swap agreements.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2014.

		Payments Due during the Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(dollars in millions)
Contractual Obligations:
Long-term debt and line of credit obligations(1)	$4,305.2	$314.7	$219.2	$696.5	$1,391.9	$208.1	$1,474.8
Capital and financing lease obligations(2)	5,055.7	247.0	323.4	280.1	283.8	291.5	3,629.9
Operating lease obligations(2)	3,127.5	396.0	396.0	381.7	366.0	348.1	1,239.7
Refundable entrance fee obligations(3)	25.1	3.4	3.4	3.4	3.4	3.4	8.1
Total contractual obligations	$12,513.5	$961.1	$942.0	$1,361.7	$2,045.1	$851.1	$6,352.5

Total commercial construction commitments	$97.5	$75.7	$21.8	$—	$—	$—	$—

(1)	Includes line of credit and contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2014 rate.

(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2014 rate.

(3)	Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $72.7 million as of December 31, 2014.

Impacts of Inflation

Resident fees from the communities we own or lease and management fees from communities we manage for third parties or unconsolidated ventures in which we have an ownership interest are our primary sources of revenue. These revenues are affected by the amount of monthly resident fee rates and community occupancy rates. The rates charged are highly dependent on local market conditions and the competitive environment in which our communities operate. Substantially all of our retirement center, assisted living, and CCRC residency agreements allow for adjustments in the monthly fee payable not less frequently than every 12 or 13 months which enables us to seek increases in monthly fees due to inflation, increased levels of care or other factors. Any pricing increase would be subject to market and competitive conditions and could result in a decrease in occupancy in the communities. We believe, however, that our ability to periodically adjust the monthly fee serves to reduce the adverse effect of inflation. In addition, employee compensation expense is a principal element of facility operating costs and is also dependent upon local market conditions. There can be no assurance that resident fees will increase or that costs will not increase due to inflation or other causes.

At December 31, 2014, approximately $962.9 million of our indebtedness, excluding our secured credit facility, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate caps under our debt arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our secured credit facility and other variable rate debt instruments.

Off-Balance Sheet Arrangements

As of December 31, 2014, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We own interests in certain unconsolidated ventures as described under Note 5 to the consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment in each venture. We also own interests in certain other unconsolidated ventures that are not considered variable interest entities. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

	provision (benefit) for income taxes;

	non-operating (income) expense items;

	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

	depreciation and amortization (including non-cash impairment charges);

	straight-line lease expense (income), net of amortization of (above) below market rents;

	amortization of deferred gain;

	amortization of deferred entrance fees;

	non-cash stock-based compensation expense; and

	change in future service obligation;

and including:


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


the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and


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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31(1),
	2014	2013	2012
Net loss	$(149,426)	$(3,584)	$(66,467)
(Benefit) provision for income taxes	(181,305)	1,756	1,519
Other non-operating income	(7,235)	(2,725)	(593)
Equity in (earnings) loss of unconsolidated ventures	(171)	(1,484)	3,488
Debt modification and extinguishment costs	6,387	1,265	221
Interest expense:
Debt	128,002	96,131	98,183
Capital and financing lease obligations	109,998	25,194	30,155
Amortization of deferred financing costs and debt (premium) discount	7,477	17,054	18,081
Change in fair value of derivatives	2,711	(980)	364
Interest income	(1,343)	(1,339)	(4,012)
(Loss) income from operations	(84,905)	131,288	80,939
Gain on facility lease termination	—	—	(11,584)
Loss on acquisition	—	—	636
Depreciation and amortization	537,035	268,757	252,281
Asset impairment	9,992	12,891	27,677
Straight-line lease expense	1,439	2,597	6,668
Amortization of (above) below market lease, net	(3,444)	—	—
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Amortization of entrance fees	(21,220)	(29,009)	(25,362)
Non-cash stock-based compensation expense	28,299	25,978	25,520
Change in future service obligation	670	(1,917)	2,188
Entrance fee receipts(2)	53,046	92,331	82,705
Entrance fee disbursements	(25,865)	(35,325)	(27,356)
Adjusted EBITDA	$490,675	$463,219	$409,940

(1)	The calculation of Adjusted EBITDA includes integration, transaction and EMR roll-out costs of $146.4 million, $14.5 million and $23.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

	changes in operating assets and liabilities;

	deferred interest and fees added to principal;

	refundable entrance fees received;

	first generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization;

	entrance fee refunds disbursed adjusted for first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization;

	lease financing debt amortization with fair market value or no purchase options;

	gain (loss) on facility lease termination;

	recurring capital expenditures, net;

	distributions from unconsolidated ventures from cumulative share of net earnings;

	CFFO from unconsolidated ventures; and

	other.

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


the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and


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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31(1),
	2014	2013	2012
Net cash provided by operating activities	$242,652	$366,121	$290,969
Changes in operating assets and liabilities	37,099	(33,198)	(20,698)
Refundable entrance fees received(2)(3)	20,342	48,140	42,600
Entrance fee refunds disbursed	(25,865)	(35,325)	(27,356)
Recurring capital expenditures, net	(50,762)	(42,901)	(38,306)
Lease financing debt amortization with fair market value or no purchase options	(28,618)	(13,927)	(12,120)
Distributions from unconsolidated ventures from cumulative share of net earnings	(1,840)	(2,691)	(1,507)
CFFO from unconsolidated ventures	25,334	7,804	5,376
Cash From Facility Operations	$218,342	$294,023	$238,958

(1)	The calculation of Cash From Facility Operations includes integration, transaction and EMR roll-out costs of $146.4 million, $14.5 million and $23.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Entrance fee receipts include promissory notes issued to us by the resident in lieu of a portion of the entrance fees due. Notes issued (net of collections) for the years ended December 31, 2014, 2013 and 2012 were $9.3 million, $1.4 million and $0.2 million, respectively.

(3)	Total entrance fee receipts for the year ended December 31, 2014, 2013 and 2012 were $53.0 million, $92.3 million and $82.7 million, respectively, including $32.7 million, $44.2 million and $40.1 million, respectively, of non-refundable entrance fee receipts included in net cash provided by operating activities.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

	provision (benefit) for income taxes;

	non-operating (income) expense items;

	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

	depreciation and amortization (including non-cash impairment charges);

	facility lease expense;

	general and administrative expense, including non-cash stock-based compensation expense;

	transaction costs;

	change in future service obligation;

	amortization of deferred entrance fee revenue; and

	management fees.

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


interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and


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

The table below shows the reconciliation of net loss to Facility Operating Income for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(149,426)	$(3,584)	$(66,467)
(Benefit) provision for income taxes	(181,305)	1,756	1,519
Other non-operating income	(7,235)	(2,725)	(593)
Equity in (earnings) loss of unconsolidated ventures	(171)	(1,484)	3,488
Debt modification and extinguishment costs	6,387	1,265	221
Interest expense:
Debt	128,002	96,131	98,183
Capital and financing lease obligations	109,998	25,194	30,155
Amortization of deferred financing costs and debt (premium) discount	7,477	17,054	18,081
Change in fair value of derivatives	2,711	(980)	364
Interest income	(1,343)	(1,339)	(4,012)
(Loss) income from operations	(84,905)	131,288	80,939
Gain on facility lease termination	—	—	(11,584)
Depreciation and amortization	537,035	268,757	252,281
Asset impairment	9,992	12,891	27,677
Loss on acquisition	—	—	636
Facility lease expense	323,830	276,729	284,025
General and administrative (including non-cash stock-based compensation expense)	280,267	180,627	178,829
Transaction costs	66,949	3,921	—
Change in future service obligation	670	(1,917)	2,188
Amortization of entrance fees	(21,220)	(29,009)	(25,362)
Management fees	(42,239)	(31,125)	(30,786)
Facility Operating Income	$1,070,379	$812,162	$758,843

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2014, we had approximately $2.6 billion of long-term fixed rate debt, $962.9 million of long-term variable rate debt, excluding our secured credit facility, and $2.6 billion of capital and financing lease obligations. As of December 31, 2014, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 5.0% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2014, $2.6 billion, or 72.6%, of our long-term debt, excluding our secured credit facility and capital and financing lease obligations, has fixed rates. As of December 31, 2014, $826.2 million, or 23.5%, of our long-term debt, excluding our secured credit facility and capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $136.6 million, or 3.9%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our secured credit facility and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $9.5 million, a 500 basis point increase in interest rates would have an impact of $40.8 million and a 1,000 basis point increase in interest rates would have an impact of $48.2 million.

Item 8.	Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
24 February 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Assessment of Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Emeritus Corporation, which is included in the 2014 consolidated financial statements of the Company since its acquisition on July 31, 2014 and which constituted $6.2 billion and $4.4 billion of total assets and liabilities, respectively, as of December 31, 2014 and $785.5 million of revenues for the period then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Emeritus Corporation.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
24 February 2015

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$104,083	$58,511
Cash and escrow deposits – restricted	38,862	38,191
Accounts receivable, net	149,730	104,262
Deferred tax asset	84,199	17,643
Prepaid expenses and other current assets, net	237,915	76,255
Total current assets	614,789	294,862
Property, plant and equipment and leasehold intangibles, net	8,389,505	3,895,475
Cash and escrow deposits – restricted	56,376	57,611
Investment in unconsolidated ventures	312,925	44,103
Goodwill	736,805	109,553
Other intangible assets, net	154,773	158,757
Other assets, net	256,190	177,396
Total assets	$10,521,363	$4,737,757
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$159,922	$168,592
Current portion of capital and financing lease obligations	112,343	33,362
Trade accounts payable	76,314	65,840
Accrued expenses	422,654	209,479
Refundable entrance fees and deferred revenue	101,613	388,400
Tenant security deposits	4,916	5,171
Total current liabilities	877,762	870,844
Long-term debt, less current portion	3,356,808	2,138,162
Capital and financing lease obligations, less current portion	2,536,883	266,462
Line of credit	100,000	30,000
Deferred entrance fee revenue	5,877	86,862
Deferred liabilities	250,469	154,870
Deferred tax liability	243,474	81,299
Other liabilities	267,849	88,321
Total liabilities	7,639,122	3,716,820
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized at December 31, 2014 and 2013, respectively; 189,466,395 and 130,155,012 shares issued and 187,037,994 and 127,726,611 shares outstanding (including 3,552,143 and 3,372,937 unvested restricted shares), respectively	1,870	1,277
Additional paid-in-capital	4,034,655	2,025,471
Treasury stock, at cost; 2,428,401 shares at December 31, 2014 and 2013	(46,800)	(46,800)
Accumulated deficit	(1,108,001)	(959,011)
Total Brookdale Senior Living Inc. stockholders' equity	2,881,724	1,020,937
Noncontrolling interest	517	—
Total equity	2,882,241	1,020,937
Total liabilities and equity	$10,521,363	$4,737,757

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenue
Resident fees	$3,301,297	$2,515,033	$2,412,936
Management fees	42,239	31,125	30,786
Reimbursed costs incurred on behalf of managed communities	488,170	345,808	325,016
Total revenue	3,831,706	2,891,966	2,768,738
Expense
Facility operating expense (excluding depreciation and amortization of $503,662, $238,153 and $229,072, respectively)	2,210,368	1,671,945	1,630,919
General and administrative expense (including non-cash stock-based compensation expense of $28,299, $25,978 and $25,520, respectively)	280,267	180,627	178,829
Transaction costs	66,949	3,921	—
Facility lease expense	323,830	276,729	284,025
Depreciation and amortization	537,035	268,757	252,281
Asset impairment	9,992	12,891	27,677
Loss on acquisition	—	—	636
Gain on facility lease termination	—	—	(11,584)
Costs incurred on behalf of managed communities	488,170	345,808	325,016
Total operating expense	3,916,611	2,760,678	2,687,799
(Loss) income from operations	(84,905)	131,288	80,939

Interest income	1,343	1,339	4,012
Interest expense:
Debt	(128,002)	(96,131)	(98,183)
Capital and financing lease obligations	(109,998)	(25,194)	(30,155)
Amortization of deferred financing costs and debt premium (discount)	(7,477)	(17,054)	(18,081)
Change in fair value of derivatives	(2,711)	980	(364)
Debt modification and extinguishment costs	(6,387)	(1,265)	(221)
Equity in earnings (loss) of unconsolidated ventures	171	1,484	(3,488)
Other non-operating income	7,235	2,725	593
Loss before income taxes	(330,731)	(1,828)	(64,948)
Benefit (provision) for income taxes	181,305	(1,756)	(1,519)
Net loss	(149,426)	(3,584)	(66,467)
Net loss attributable to noncontrolling interest	436	—	—
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(148,990)	$(3,584)	$(66,467)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(1.01)	$(0.03)	$(0.54)

Weighted average shares used in computing basic and diluted net loss per share	148,185	123,671	121,991

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012

Net loss	$(149,426)	$(3,584)	$(66,467)
Other comprehensive income:
Unrealized gain on marketable securities – restricted	—	—	1,846
Other	—	—	(831)
Total other comprehensive income, net of tax	—	—	1,015
Comprehensive loss	(149,426)	(3,584)	(65,452)
Comprehensive loss attributable to noncontrolling interest	436	—	—
Comprehensive loss attributable to Brookdale Senior Living Inc. common stockholders	$(148,990)	$(3,584)	$(65,452)

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2012	125,354	$1,254	$1,970,820	$(46,800)	$(888,960)	$(1,015)	$1,035,299	$—	$1,035,299
Compensation expense related to restricted stock grants	—	—	25,520	—	—	—	25,520	—	25,520
Net loss	—	—	—	—	(66,467)	—	(66,467)	—	(66,467)
Issuance of common stock under Associate Stock Purchase Plan	74	—	1,401	—	—	—	1,401	—	1,401
Restricted stock, net	1,261	13	(100)	—	—	—	(87)	—	(87)
Unrealized gain on marketable securities - restricted	—	—	—	—	—	1,846	1,846	—	1,846
Other	—	—	305	—	—	(831)	(526)	—	(526)
Balances at December 31, 2012	126,689	1,267	1,997,946	(46,800)	(955,427)	—	996,986	—	996,986
Compensation expense related to restricted stock grants	—	—	25,978	—	—	—	25,978	—	25,978
Net loss	—	—	—	—	(3,584)	—	(3,584)	—	(3,584)
Issuance of common stock under Associate Stock Purchase Plan	62	—	1,503	—	—	—	1,503	—	1,503
Restricted stock, net	976	10	(10)	—	—	—	—	—	—
Other	—	—	54	—	—	—	54	—	54
Balances at December 31, 2013	127,727	1,277	2,025,471	(46,800)	(959,011)	—	1,020,937	—	1,020,937
Noncontrolling interest in Emeritus acquisition	—	—	—	—	—	—	—	953	953
Compensation expense related to restricted stock grants	—	—	28,299	—	—	—	28,299	—	28,299
Net loss	—	—	—	—	(148,990)	—	(148,990)	(436)	(149,426)
Common stock issued in connection with Emeritus acquisition	47,584	476	1,648,306	—	—	—	1,648,782	—	1,648,782
Issuance of common stock from equity offering, net	10,299	103	330,283	—	—	—	330,386	—	330,386
Issuance of common stock under Associate Stock Purchase Plan	64	—	2,004	—	—	—	2,004	—	2,004
Restricted stock, net	1,364	14	(14)	—	—	—	—	—	—
Other	—	—	306	—	—	—	306	—	306
Balances at December 31, 2014	187,038	$1,870	$4,034,655	$(46,800)	$(1,108,001)	$—	$2,881,724	$517	$2,882,241

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net loss	$(149,426)	$(3,584)	$(66,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt modification and extinguishment costs	6,387	1,265	221
Depreciation and amortization, net	544,512	285,811	270,362
Asset impairment	9,992	12,891	27,677
Equity in (earnings) loss of unconsolidated ventures	(171)	(1,484)	3,488
Distributions from unconsolidated ventures from cumulative share of net earnings	1,840	2,691	1,507
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Amortization of entrance fees	(21,220)	(29,009)	(25,362)
Proceeds from deferred entrance fee revenue	32,704	44,191	40,105
Deferred income tax benefit	(182,371)	(183)	(525)
Change in deferred lease liability	1,439	2,597	6,668
Change in fair value of derivatives	2,711	(980)	364
(Gain) loss on sale of assets	(446)	(972)	332
Loss on acquisition	—	—	636
Gain on facility lease termination	—	—	(11,584)
Change in future service obligation	670	(1,917)	2,188
Non-cash stock-based compensation	28,299	25,978	25,520
Non-cash interest expense on financing leases	12,647	—	—
Amortization of (above) below market rents, net	(3,444)	—	—
Other	—	—	(487)
Changes in operating assets and liabilities:
Accounts receivable, net	3,510	(5,449)	(3,415)
Prepaid expenses and other assets, net	(52,868)	7,483	8,687
Accounts payable and accrued expenses	16,812	33,837	4,854
Tenant refundable fees and security deposits	(1,183)	(792)	(1,547)
Deferred revenue	(3,370)	(1,881)	12,119
Net cash provided by operating activities	242,652	366,121	290,969
Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(48,944)	(2,051)	(7,999)
Decrease (increase) in cash and escrow deposits — restricted	56,935	10,726	(4,810)
Purchase of marketable securities — restricted	—	—	(1,557)
Sale of marketable securities — restricted	—	—	35,124
Additions to property, plant and equipment, and leasehold intangibles, net	(304,245)	(257,527)	(208,412)
Acquisition of assets, net of related payables and cash received	(40,441)	(34,686)	(272,523)
Acquisition of Emeritus Corporation, cash acquired	28,429	—	—
Payments on notes receivable, net	3,269	168	131
Investment in unconsolidated ventures	(26,499)	(17,172)	(5,368)
Distributions received from unconsolidated ventures	12,275	1,600	350
Proceeds from sale of assets, net	4,339	34,136	9,243
Other	—	—	487
Net cash used in investing activities	(314,882)	(264,806)	(455,334)
Cash Flows from Financing Activities
Proceeds from debt	326,639	662,934	372,291
Repayment of debt and capital and financing lease obligations	(584,345)	(724,133)	(191,835)
Proceeds from line of credit	442,000	425,000	375,000
Repayment of line of credit	(372,000)	(475,000)	(360,000)
Proceeds from public equity offering, net	330,386	—	—
Payment of financing costs, net of related payables	(9,393)	(11,576)	(5,563)
Refundable entrance fees:
Proceeds from refundable entrance fees	20,342	48,140	42,600
Refunds of entrance fees	(25,865)	(35,325)	(27,356)
Cash portion of loss on extinguishment of debt	(4,101)	(502)	(118)
Payment on lease termination	(7,750)	—	—
Purchase of derivatives and payment of swap termination	—	(2,863)	(1,908)
Other	1,889	1,281	(342)
Net cash provided by (used in) financing activities	117,802	(112,044)	202,769
Net increase (decrease) in cash and cash equivalents	45,572	(10,729)	38,404
Cash and cash equivalents at beginning of year	58,511	69,240	30,836
Cash and cash equivalents at end of year	$104,083	$58,511	$69,240

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

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810").  ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company performs this analysis on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary. Refer to Note 5 for more information about the Company's VIE relationships.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates are used for, but not limited to, revenue, goodwill and asset impairments, self-insurance reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, income taxes and other contingencies.  Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the original estimates.

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

Entrance Fees

Certain of the Company's communities have residency agreements which require the resident to pay an upfront entrance fee prior to occupying the community. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the resale of the unit. The refundable portion of the fee is not amortized and included in refundable entrance fees. All refundable amounts due to residents at any time in the future are classified as current liabilities. The Company contributed all but two of the entry fee CCRCs to an unconsolidated venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. See Note 4 for more information about the unconsolidated venture.

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

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals.  The Company allocates the purchase prices for companies or communities based on their fair values in accordance with the provisions of ASC 805, Business Combinations ("ASC 805"). The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

Working capital assets acquired and working capital liabilities assumed are valued on a carryover/cost basis which approximates fair value.

Property, plant and equipment are valued utilizing either a discounted cash flow projection of future revenue and costs and capitalization and discount rates using current market conditions, or a direct capitalization method. The Company allocates the fair values of buildings acquired on an as-if-vacant basis and depreciates the building values over the estimated remaining lives of the buildings, not to exceed 40 years. The Company determines the allocated values of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciates such values over the assets' estimated remaining useful lives as determined at the applicable acquisition date. The Company determines the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analysis of recently acquired and existing comparable properties within its portfolio.

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

The fair value of acquired lease-related intangibles associated with the relationship with the Company's residents, if any, reflects the estimated value of in-place leases as represented by the cost to obtain residents and an estimated absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. The Company amortizes any acquired in-place lease intangibles to depreciation and amortization expense over the average remaining length of stay of the residents, which is evaluated on an acquisition by acquisition basis but is generally estimated at 12 months.

The Company estimates the fair value of purchase option intangible assets by discounting the difference between the applicable property's acquisition date fair value and the stated or anticipated future option price.

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

The Company calculates the fair value of acquired long-term debt by discounting the remaining contractual cash flows of each instrument at the current market rate for those borrowings, which the Company approximates based on the rate at which the Company would expect to incur a replacement instrument on the date of acquisition, and recognizes any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

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

Preacquisition contingencies are valued when considered probable and reasonably estimable, and estimated legal fees are accrued for in accordance with the Company's existing policy. Self-insurance reserves including incurred but not reported liabilities are estimated by actuary analyses.

A deferred tax asset or liability is recognized at statutory rates for the difference between the book and tax bases of the acquired assets and liabilities. The tax bases of assets and liabilities in the Emeritus transaction were carried over at historical values.

The excess of the fair value of liabilities assumed and common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company.

Deferred Costs

Third-party fees and costs incurred to obtain long-term debt and leases are recorded in other assets and amortized on a straight-line basis, which approximates the effective yield method, over the term of the related debt or lease.  Unamortized deferred financing fees are written-off if the associated debt is retired before the maturity date.  Upon the refinancing of mortgage debt or amendment of the line of credit, unamortized deferred financing fees and additional financing costs incurred are accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company's derivative assets include interest rate caps that effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers the credit risk of its counterparties when evaluating the fair value of its derivatives.

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value of approximately $3.5 billion and $2.3 billion as of December 31, 2014 and 2013, respectively. The Company had capital and financing lease obligations with a carrying value of $2.6 billion and $0.3 billion as of December 31, 2014 and December 31, 2013, respectively. Fair value of the debt and capital and financing lease obligations approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased.

Cash and Escrow Deposits – Restricted

Cash and escrow deposits – restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2014	2013
Current:
Real estate tax escrows	$17,926	$9,252
Replacement reserve escrows	15,535	9,139
Resident deposits	1,054	8,249
Other	4,347	11,551
Subtotal	38,862	38,191
Long term:
Letter of credit collateral	21,935	19,975
Insurance deposits	19,299	11,227
CCRC escrows	13,214	26,209
Debt service reserve	1,728	—
Other	200	200
Subtotal	56,376	57,611
Total	$95,238	$95,802

Accounts Receivable, net

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company's estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $26.5 million and $17.7 million as of December 31, 2014 and 2013, respectively.  The adequacy of the Company's allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

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

Property, Plant and Equipment and Leasehold Intangibles

Property, plant and equipment and leasehold intangibles, which include amounts recorded under capital and financing leases, are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Furniture and equipment	3 – 7
Resident lease intangibles	1 – 4

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life or if the renovations or improvements are made with respect to communities subject to an operating lease, over the shorter of the estimated useful life of the renovations or improvements, or the term of the operating lease. Assets under capital and financing leases and leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the term of the lease. Facility operating expense excludes depreciation and amortization directly attributable to the operation of the facility.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually or whenever indicators of impairment arise. The Company first assesses qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates.

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

Amortization of the Company's definite-lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Trade names	2 - 5
Other	3 – 9

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation ("ASC 718") in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee's requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred.

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

For all share-based awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated quarterly. If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Convertible Debt Instruments

Convertible debt instruments are accounted for under ASC 470-20, Debt – Debt with Conversion and Other Options.  This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer's estimated non-convertible debt borrowing rate.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company's current policies provide for deductibles for each and every claim. As a result, the Company is, in effect, self-insured for claims that are less than the deductible amounts. In addition, the Company maintains a high deductible workers compensation program and a self-insured employee medical program. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

The Company's reported share of earnings of an unconsolidated venture is adjusted for the impact, if any, of basis differences between its carrying value of the equity investment and its share of the venture's underlying assets. The Company generally does not have future requirements to contribute additional capital over and above the original capital commitments, and therefore, the Company discontinues applying the equity method of accounting when its investment is reduced to zero barring an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after the Company's share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired.

Community Leases

The Company, as lessee, makes a determination with respect to each of its community leases as to whether each should be accounted for as an operating lease or capital lease. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by ASC 840, Leases ("ASC 840"), in the assumed lease agreement. Payments made under operating leases are accounted for in the Company's consolidated statements of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred.

For communities under capital lease and lease financing obligation arrangements, a liability is established on the Company's consolidated balance sheets representing the present value of the future minimum lease payments and a residual value for financing leases and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheets. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

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

For leases in which the Company is involved with the construction of the building, the Company accounts for the lease during the construction period under the provisions of ASC 840.  If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction in progress.  Once construction is complete, the Company considers the requirements under ASC 840-40.  If the arrangement qualifies for sale-leaseback accounting, the Company removes the assets and related liabilities from the consolidated balance sheets. If the arrangement does not qualify for sale-leaseback accounting, the Company continues to amortize the financing obligation and depreciate the assets over the lease term.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity.

New Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-01, Simplifying Income Statement—Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 is intended to reduce complexity and cost of compliance with GAAP by eliminating the concept of extraordinary items in the statement of operations. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company plans to adopt ASU 2015-01 effective on January 1, 2015, and it is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").  ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company beginning in the fourth quarter of 2016.  The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for the Company in the first quarter of 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 and is available for early adoption as of January 1, 2014. The Company adopted the provisions of ASU 2014-08 as of January 1, 2014 and incorporated the provisions of this update to its consolidated financial statements upon adoption. The adoption of ASU 2014-08 did not have a material impact on the Company's financial condition or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 changes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted the provisions of this update as of January 1, 2014 and incorporated the provisions of this update in its consolidated financial statements upon adoption.  The adoption of ASU 2013-11 did not have a material impact on the Company's financial condition or results of operations.

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

During fiscal 2014, 2013 and 2012, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each year and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 3.6 million, 3.9 million and 4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of December 31, 2014, 2013 and 2012, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.

In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of December 31, 2014, 2013 and 2012, the number of shares issuable upon exercise of the warrants was approximately 10.8 million. See Note 8 for more information about the 2.75% convertible notes and warrants.

4.       Acquisitions and Other Significant Transactions

Acquisition of Emeritus

On July 31, 2014, the Company completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2014, (the "Merger Agreement") by and among Emeritus Corporation ("Emeritus"), the Company, and Broadway Merger Sub Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Prior to the Merger, Emeritus was a senior living service provider focused on operating residential style communities throughout the United States. As of July 31, 2014 Emeritus operated 493 communities, including assisted living and dementia care communities. Many of these communities offer independent living alternatives and, to a lessor extent, skilled nursing care. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities. Prior to the Merger, Emeritus also offered a range of outpatient therapy and home health services in Florida, Arizona and Texas.

For accounting purposes, the Merger was accounted for by the Company as a purchase. The results of Emeritus' operations have been included in the consolidated financial statements subsequent to July 31, 2014. Revenue and loss from operations of Emeritus included in the Company's consolidated statements of operations for the year ended December 31, 2014 were $785.5 million and $128.2 million, respectively.

The aggregate acquisition-date fair value of the consideration transferred in the Merger was approximately $3.0 billion which consisted of the issuance of 47.6 million shares of the Company's common stock with a fair value of approximately $1.6 billion upon the cancellation of all shares of Emeritus' common stock and stock options, as well as the Company's assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness of Emeritus. The fair value of the 47.6 million common shares issued was determined based on the closing market price of the Company's common shares on July 31, 2014, the effective date of the Merger.

As a result of the acquisition of Emeritus, the Company acquired, directly or indirectly, entities that are lessees under operating and capital leases covering 311 communities, as well as certain other leases such as office leases and leases associated with Emeritus' Nurse on Call home health business. The community leases contain customary terms, including assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants. In connection with the Merger, the Company entered into guarantees of certain of these leases.

The $1.4 billion aggregate principal amount of existing mortgage debt assumed, directly or indirectly, by the Company in the Merger is collateralized by a total of 179 underlying communities, bears interest either at fixed rates at a weighted average of 6.06% per annum or at variable rates at a weighted average of 5.49% per annum (in each case, as of July 31, 2014), and had remaining maturities ranging from approximately three months to 33 years. The mortgage loans contain customary terms including assignment and change of control restrictions, acceleration provisions and financial covenants. In connection with the Merger, the Company entered into guarantees of certain of these debt arrangements.

Emeritus maintained general and professional liability coverage for its owned, leased and managed communities under insurance policies that provided for self-insured retention.  In certain historical periods Emeritus was uninsured for a subset of communities.  In addition, it maintained a large-deductible workers compensation and a self-insured employee medical program.  Emeritus accrued for claims under these three programs and therefore maintained reserves for liabilities related thereto.  The Company acquired these liabilities as a result of the Merger, evaluated the adequacy of Emeritus' insurance reserves by reviewing historical claims, investigating claim files with assistance from Emeritus' third party administrators and other consultants, reviewing Emeritus' historical actuarial reports, and obtaining new actuarial valuations for claims incurred but not paid as of the date of the Merger.  The Company also acquired tail insurance to provide coverage for general and professional liability claims incurred before the Merger date but made after, and maintains reserves for deductibles payable under the tail policies.

On June 4, 2013, in Joan Boice et al. v. Emeritus Corporation et al., the Sacramento County Superior Court entered final judgment in favor of Joan Boice (deceased) and against Emeritus in the amount of $250,000 in compensatory damages and $23.0 million in punitive damages. Judgment was also entered in favor of Joan Boice's three adult children for $250,000 and the court awarded the plaintiffs' lawyer over $4.1 million in attorneys' fees. The judgment accrues interest at prescribed statutory rates. On July 8, 2013, Emeritus filed a Notice of Appeal challenging, among other things, the excessive nature of the punitive damages award. Emeritus was required to post a bond in connection with its appeal, and made a cash deposit in the amount of $20.9 million to collateralize the bond. The amount of the cash deposit and the reserve regarding the judgment have been contemplated in the preliminary purchase price allocation. Subsequent to the closing of the Merger, the Company was no longer required to collateralize the bond with a cash deposit.

The fair values of the acquired property, plant and equipment, including communities and assets under capital and financing leases, were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements within the fair value hierarchy. The range of capitalization rates utilized was 5.5% to 9.75%, depending upon the property type, geographical location, and the quality of the respective community.

The fair values of the acquired capital and financing lease obligations were determined utilizing a discounted cash flow approach considering the estimated contractual lease payments and a market discount rate. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements within the fair value hierarchy. The range of discount rates utilized was 6.0% to 10.75%, depending upon the remaining lease term, property type, geographical location, and the quality of the respective community.

The fair values of the acquired long-term debt obligations were determined utilizing a discounted cash flow approach considering the estimated contractual long-term debt payments and a market discount rate. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 2 measurements within the fair value hierarchy. The range of discount rates utilized was 3.0% to 7.0%, depending upon the remaining debt term and collateral securing the indebtedness.

The table below presents at the time of the filing of this report, a preliminary allocation of purchase price to the assets acquired and liabilities assumed (in millions):

Cash and cash equivalents	$28
Property, plant and equipment and leasehold intangibles	5,506
Goodwill	639
Other intangible assets, net	259
Other assets, net	308
Trade accounts payable and accrued expenses	(297)
Long-term debt	(1,516)
Capital and financing lease obligations	(2,692)
Deferred tax liability	(337)
Other liabilities	(248)
Noncontrolling interest	(1)
Fair value of Brookdale common stock issued	$1,649

The goodwill of $639.3 million is primarily attributable to the synergies expected to arise after the Merger. The Retirement Centers, Assisted Living and Brookdale Ancillary Services segments were allocated goodwill of $20.5 million, $492.0 million and $126.8 million, respectively. The goodwill is not deductible for tax purposes.

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements (Unaudited) included in Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014. The changes to the Company's valuation assumptions were based on more accurate information becoming available concerning the subject assets and liabilities. None of these changes had a material impact on the Company's consolidated financial statements. The allocation of fair values is subject to further adjustment due primarily to information not readily available at the acquisition date related to subjective reserves and property valuations and adjustments to our valuation assumptions and the related deferred tax impact. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets and liabilities are its current best estimate of fair value.

The following table provides the pro forma consolidated operational data as if the Company had acquired Emeritus on January 1, 2013 (unaudited, in millions, except share and per share data):

	Year Ended December 31,
	2014	2013
Total revenue	$5,055	$4,853
Net loss attributable to common stockholders	(103)	(424)

Basic and diluted net loss per share attributable to common stockholders	$(0.59)	$(2.48)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	175,823	171,255

The Company incurred $57.1 million of transaction costs related to the acquisition of Emeritus for the year ended December 31, 2014. Transaction costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third party costs. The pro forma consolidated operational data for the year ended December 31, 2014 excludes $57.1 million of transaction costs that were directly attributable to the Merger. The proforma consolidated operational data for the year ended December 31, 2013 includes $57.1 million of transaction costs that were directly attributable to the Merger. On August 29, 2014, the Company completed the HCP Transactions (as defined below). The pro forma consolidated operational data reflects the Company's full ownership interests and previously existing lease terms through the closing of the HCP Transactions on August 29, 2014 and reflects the Company's subsequent venture arrangements and amended lease terms for the remainder of the period.

The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by the Company's management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Merger occurred at the beginning of the periods presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data does not include the impact of any synergies that may be achieved from the acquisition of Emeritus or any strategies that management may consider in order to continue to efficiently manage operations.

On July 30, 2014, in connection with the Merger, the Company's Certificate of Incorporation was amended to authorize up to 400 million shares of common stock.

HCP Transactions

On August 29, 2014, the Company completed the transactions contemplated by that certain Master Contribution and Transactions Agreement (the "Master Agreement"), dated as of April 23, 2014, by and between the Company and HCP, Inc. ("HCP"). At the closing of these transactions (the "Closing"), the Company and HCP entered into two ventures and amended the terms of certain existing agreements between the Company and HCP ("HCP Transactions").

Each of the ventures contemplated by the Master Agreement uses a "RIDEA" structure, whereby at the Closing each of the Company and HCP invested in an "opco" entity and a "propco" entity. The propco owns most of the applicable communities and leases such communities to the opco pursuant to long-term leases entered into at the Closing. The opco owns the remainder of the applicable communities not owned by the propco, and at the Closing the opco engaged an affiliate of the Company to manage all of the owned and leased communities pursuant to management agreements with 15-year terms subject to certain extension options.

Venture Relating to Entry Fee CCRCs. At the Closing, the Company and HCP entered into a venture with respect to certain entry fee CCRCs previously owned, leased and/or operated by the Company. The Company owns a 51% ownership interest, and HCP owns a 49% ownership interest, in each of the propco and opco (together, the "CCRC Venture"). Pursuant to the terms of the Master Agreement, at the Closing the Company contributed to the CCRC Venture eight wholly-owned entities (owning eight CCRCs subject, in certain cases, to existing debt) and certain purchase options with respect to the HCP Communities (as defined below), and HCP contributed to the CCRC Venture three wholly-owned entities (owning three properties in two CCRCs (the "HCP Communities")). In addition, HCP contributed $323.5 million in cash and the CCRC Venture completed the purchases of four communities managed by the Company for an aggregate purchase price of $323.5 million immediately following the Closing. Each of the CCRCs in the CCRC Venture is managed by the Company pursuant to market rate management agreements entered into at the Closing, and the Company has agreed to guarantee certain obligations of the manager under the applicable management agreements. Each of the propco and opco is governed by a board of managers consisting of six members, with three representatives appointed by each of the Company and HCP.

The results of operations and financial position of the ten previously owned or leased entry fee CCRCs, including refundable entrance fee liabilities and deferred revenue, were in all material respects deconsolidated from the Company prospectively upon formation of the CCRC Venture. The Company's interest in the CCRC Venture is accounted for under the equity method of accounting. The Company's investment basis in the CCRC Venture is based on the carrying values of the net assets it contributed which is less than the Company's proportional share of underlying fair value of equity.

Venture Relating to Emeritus / HCP Communities. At the Closing, the Company and HCP entered into a venture with respect to 49 independent living, assisted living, memory care and/or skilled nursing care communities previously owned by HCP and leased and historically operated by Emeritus. The Company acquired the leases in the Merger, recorded them at fair value at the acquisition date, and in this transaction effectively terminated the leases; therefore the Company has written off all of the recorded lease values in connection with this termination. The Company owns a 20% ownership interest, and HCP owns an 80% ownership interest, in each of the propco and opco (together, the "HCP 49 Venture"). Pursuant to the terms of the Master Agreement, at the Closing an HCP affiliate made a loan to the Company at prevailing interest rates in the original principal amount of approximately $68 million to fund the Company's initial capital contribution to the HCP 49 Venture. HCP contributed 49 communities to propco. At the Closing, propco leased the communities to opco. Each of the communities in the HCP 49 Venture is managed by an affiliate of the Company, and the Company has agreed to guarantee certain obligations of the manager under the applicable market rate management agreements. During the three months ended December 31, 2014, the Company repaid the $68 million loan from HCP primarily with the proceeds from the public equity offering completed during the third quarter.

The results and financial position of the communities were, in all material respects, deconsolidated from the Company prospectively upon formation of the HCP 49 Venture. The Company's interest in the venture is accounted for under the equity method of accounting.

Pursuant to the terms of the Master Agreement, the Company is required to pay HCP a fee related to the lease restructuring in the amount of $34 million, which fee is payable over a two-year period beginning September 30, 2014. The elimination of the recorded lease values upon termination of the aforementioned leases approximated the $34 million liability to HCP.

Amendments to Existing Agreements (including Triple Net Leases). At the Closing, the Company and HCP amended and restated (i) that certain Master Lease and Security Agreement, dated as of October 31, 2012, by and between Emeritus and certain affiliates of HCP, with respect to 112 communities, and (ii) certain other triple net leases between Emeritus and affiliates of HCP, with respect to 41 communities, together into a single master lease with the communities subject thereto separated into three pools (the "Master Lease"). The term of the Master Lease is 14 years for the pool 1 communities, 15 years for the pool 2 communities and 16 years for the pool 3 communities, with an average of approximately 15 years, in each case subject to two extension options of approximately 10 years each, and the Master Lease is guaranteed by the Company. The Master Lease provides for total base rent in 2014 of approximately $158 million, with lower future rent payments and escalations compared to the previously existing leases. HCP has agreed to make available up to $100 million for capital expenditures related to the communities during calendar years 2014 through 2017 at an initial lease rate of 7.0%. The Master Lease includes certain customary covenants, with respect to, among other things, capital expenditure requirements, restrictions on the ownership, operation and management of competing communities and transfer restrictions (including restrictions on changes of control of the Company). The Master Lease also includes customary events of default and remedies relating thereto. In addition, the Master Lease includes a fair value purchase option in favor of the Company for up to ten communities at an aggregate purchase price not to exceed $60 million. As described further in Note 22, on December 29, 2014 the Company exercised this purchase option and agreed to purchase nine communities for an aggregate purchase price of $60 million.

In connection with the transactions contemplated by the Master Agreement, at the Closing, (i) the parties terminated the purchase option rights granted by HCP to Emeritus pursuant to 49 of the previously existing Emeritus leases, (ii) the parties agreed to modify the existing term extension hurdle and incentive management fee structure applicable to an existing venture between the Company and HCP in respect of 20 independent living, assisted living, memory care and/or skilled nursing care communities, and (iii) HCP released certain deposits and reserves posted by the Company and held by HCP or its affiliates in connection with existing leases between the parties. For accounting purposes, the amended leases were treated as new leases and classified as either capital or financing leases. The terminated purchase options were included in the determination of recorded capital or financing lease related balances.

2014 Community Acquisitions and Dispositions

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

During the year ended December 31, 2014, the Company sold four communities for an aggregate selling price of $9.2 million. The results of operations of the communities were previously reported in the Assisted Living and CCRCs - Rental segments.

Equity Offering

In September 2014, the Company completed a public equity offering of 10,298,506 shares of common stock, which yielded net proceeds of approximately $330.4 million, net of approximately $0.4 million of costs related to the offering. During the three months ended December 31, 2014, the Company repaid $275.9 million of existing long-term debt with a weighted average interest rate of approximately 5.5%, financed primarily with the proceeds of the public equity offering, and the Company has used and is using net proceeds to finance the exercise of purchase options on certain communities currently leased by the Company and for other general corporate purposes, which may include additional debt repayments and the acceleration of capital investments in the Company's communities and corporate infrastructure platform.

2013 Acquisitions and Dispositions

Effective May 24, 2013, the Company acquired the underlying real estate interest in an entrance fee CCRC that the Company previously managed for an aggregate purchase price of $15.4 million, which included the assumption of the existing mortgage debt and certain liabilities in addition to cash paid. The results of operations of the community are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the six month period ended December 31, 2014.

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

During the year ended December 31, 2013, the Company purchased two home health agencies and one hospice agency for an aggregate purchase price of approximately $2.6 million. The purchase price of the acquisitions has been ascribed to an indefinite useful life intangible asset and recorded on the consolidated balance sheets under other intangible assets, net.

During the year ended December 31, 2013, the Company sold four communities for an aggregate selling price of $35.2 million.  The results of operations of the communities were previously reported in the Assisted Living and CCRCs - Rental segments.

5.       Variable Interest Entities and Investment in Unconsolidated Ventures

Variable Interest Entities

At December 31, 2014, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

The Company holds a 51% equity interest in the CCRC Venture. The CCRC Venture's opco has been identified as a VIE. The equity members of the CCRC Venture's opco share certain operating rights, and the Company acts as manager to the CCRC Venture opco; however, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the CCRC Venture opco primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable and cash and cash equivalents. The obligations of the CCRC Venture opco primarily consist of community lease obligations, accounts payable, accrued expenses and refundable entrance fees. Assets generated by the CCRC operations (primarily rents from CCRC residents) of the CCRC Venture opco may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities). See Note 4 for more information about the Company's entry into the CCRC Venture.

The Company holds a 20% equity interest in the HCP 49 Venture. The opco and propco of the HCP 49 Venture have been identified as VIEs. The equity members of the HCP 49 Venture share certain operating rights and the Company acts as manager to the HCP 49 Venture opco; however, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the HCP 49 Venture propco primarily consist of the senior housing communities that it owns and cash and cash equivalents. The obligations of the HCP 49 Venture propco primarily consist of a note payable to HCP. The assets of the HCP 49 Venture opco primarily consist of the senior housing communities that it leases, resident fees receivable and cash and cash equivalents. The obligations of the HCP 49 Venture opco primarily consist of community lease obligations, accounts payable and accrued expenses. Assets generated by the operations of the senior housing communities (primarily rents from senior housing residents) of the HCP 49 Venture may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities). See Note 4 for more information about the Company's entry into the HCP 49 Venture.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at December 31, 2014 (in millions):

VIE	Asset	Maximum Exposure to Loss	Carrying Amount

CCRC Venture opco	Investment in unconsolidated ventures	$191.9	$191.9
HCP 49 Venture opco and propco	Investment in unconsolidated ventures	$70.5	$70.5

As of December 31, 2014, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

Investment in Unconsolidated Ventures

The Company owns interests in the following ventures that are accounted for under the equity method as of December 31, 2014:

Venture	Ownership Percentage
CCRC Venture	51%
HCP 49 Venture	20%
BKD-HCN venture opco and propco	20%
S-H Twenty-One venture opco and propco	10%

6.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2014 and 2013, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following (in thousands):

	2014	2013
Land	$475,485	$302,444
Buildings and improvements	5,017,991	3,508,693
Leasehold improvements	56,515	59,948
Furniture and equipment	735,837	623,352
Resident and leasehold operating intangibles	852,746	435,012
Construction in progress	99,408	88,309
Assets under capital and financing leases	3,057,516	699,973
	10,295,498	5,717,731
Accumulated depreciation and amortization	(1,905,993)	(1,822,256)
Property, plant and equipment and leasehold intangibles, net	$8,389,505	$3,895,475

During the years ended December 31, 2014, 2013 and 2012, the Company evaluated property, plant and equipment and leasehold intangibles for impairment. The Company compared the estimated fair value of the assets to their carrying value for properties with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. The Company recorded non-cash impairment charges in its operating results of $10.0 million for the year ended December 31, 2014, primarily within the Retirement Centers and Assisted Living segments, $12.9 million for the year ended December 31, 2013, primarily within the CCRCs - Rental and Assisted Living segments and $27.7 million for the year ended December 31, 2012, primarily within the Retirement Centers and Assisted Living segments. These impairment charges are primarily due to lower than expected operating performance at these properties and reflect the amount by which the carrying values of the assets exceeded their estimated fair value.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $529.1 million, $264.1 million and $248.5 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2015	$264,051
2016	23,121
2017	16,742
2018	9,624
2019	5,819
Thereafter	18,858
Total	$338,215

In connection with the acquisition of Emeritus, the Company recorded intangible assets for resident-in-place leases and below market operating lease intangibles. The Company is amortizing the resident-in-place leases and below market operating lease intangibles over their estimated weighted average useful lives of one and nine years, respectively.

7.       Goodwill and Other Intangible Assets, Net

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 presented on an operating segment basis (dollars in thousands):

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Emeritus Acquisition	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$7,642	$20,499	$(521)	$27,620	$7,642	$(521)	$7,121
Assisted Living	90,640	491,983	(248)	582,375	102,680	(248)	102,432
Brookdale Ancillary Services	—	126,810	—	126,810	—	—	—
Total	$98,282	$639,292	$(769)	$736,805	$110,322	$(769)	$109,553

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three years ended December 31, 2014. As identified in Note 4, the purchase price allocation for the Merger is preliminary and the finalization of such estimate may result in future adjustments to goodwill balances reported in the table above.

The following is a summary of other intangible assets at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$55,738	$—	$55,738	$122,649	$—	$122,649
Health care licenses	64,538	—	64,538	33,853	—	33,853
Trade names	27,800	(4,179)	23,621	—	—	—
Other	13,531	(2,655)	10,876	3,331	(1,076)	2,255
Total	$161,607	$(6,834)	$154,773	$159,833	$(1,076)	$158,757

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012 was $8.0 million, $4.7 million and $3.8 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. No indicators of impairment were present during the year ended December 31, 2014.

In connection with the acquisition of Emeritus, the Company recorded intangible assets for community purchase options, trade names, management contracts and health care licenses. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The lease purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community. The Company is amortizing the trade names and management contract intangibles assets over their estimated weighted average useful lives of three years and nine years, respectively. The weighted average amortization periods at acquisition for the other intangible assets is three years. During the year ended December 31, 2014, the Company contributed certain community purchase options to the CCRC Venture and terminated the community purchase option rights pursuant to 49 of the previously existing Emeritus leases in connection with closing the HCP Transactions. See Note 4 for more information about the Company's community purchase option activity.

Future amortization expense for intangible assets with definite lives is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2015	$12,193
2016	8,165
2017	3,726
2018	3,717
2019	2,638
Thereafter	4,058
Total	$34,497

8.       Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	December 31,
	2014	2013
Mortgage notes payable due 2015 through 2047; weighted average interest rate of 4.84% in 2014, net of debt premium of $59.6 million in 2014 and net of debt premium of $1.3 million in 2013 (weighted average interest rate of 4.12% in 2013)	$3,105,410	$2,037,649
Capital and financing lease obligations payable through 2030; weighted average interest rate of 8.57% in 2014 (weighted average interest rate of 8.14% in 2013)	2,649,226	299,824
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $43.9 million and $54.8 million in 2014 and 2013, respectively, interest at 2.75% per annum, due June 2018	272,345	261,443
Construction financing due 2017 through 2019; weighted average interest rate of 4.90% in 2014 (weighted average interest rate of 6.22% in 2013)	50,118	4,476
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.82% in 2014 (weighted average interest rate of 2.65% in 2013), due 2015	22,586	3,186
Other notes payable, weighted average interest rate of 4.75% in 2014 and maturity dates ranging from 2015 to 2016	66,271	–
Total debt and capital and financing lease obligations	6,165,956	2,606,578
Less current portion	272,265	201,954
Total long-term debt and capital and financing lease obligations	$5,893,691	$2,404,624

The annual aggregate scheduled maturities of long-term debt and capital and financing lease obligations outstanding as of December 31, 2014 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2015	$151,764	$246,992	$398,756
2016	61,515	323,446	384,961
2017	554,036	280,077	834,113
2018	1,301,391	283,757	1,585,148
2019	149,842	291,493	441,335
Thereafter	1,282,464	3,629,975	4,912,439
Total obligations	3,501,012	5,055,740	8,556,752
Less amount representing debt premium, net	15,718	—	15,718
Less amount representing interest (8.57%)	—	(2,406,514)	(2,406,514)
Total	$3,516,730	$2,649,226	$6,165,956

Credit Facilities

On December 19, 2014, the Company entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety the Company's previously existing Third Amended and Restated Credit Agreement dated as of September 20, 2013, which provided a total commitment amount of $250.0 million. The amended agreement provides for a total commitment amount of $500.0 million, comprised of a $100.0 million term loan drawn at closing and a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. In addition, the amended credit agreement extended the maturity date from March 31, 2018 to January 3, 2020 and decreased the interest rate payable on drawn amounts and the fee payable on the unused portion of the facility. Amounts drawn under the facility will continue to bear interest at 90-day LIBOR plus an applicable margin; however, the amended agreement reduces the applicable margin from a range of 3.25% to 4.25% to a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The amended agreement also eliminates the minimum 0.5% LIBOR rate included in the prior agreement.

Amounts drawn on the facility may be used to finance acquisitions, fund working capital and capital expenditures and for other general corporate purposes.

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

As of December 31, 2014, the outstanding balance under this credit facility was $100.0 million.  The Company also had secured and unsecured letter of credit facilities of up to $98.7 million in the aggregate as of December 31, 2014.  Letters of credit totaling $72.7 million had been issued under these facilities as of that date.

Convertible Debt Offering

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due 2018 (the "Notes"). The Company received net proceeds of approximately $308.2 million after the deduction of underwriting commissions and offering expenses.  The Company used a portion of the net proceeds to pay the Company's cost of the convertible note hedge transactions described below, taking into account the proceeds to the Company of the warrant transactions described below, and used the balance of the net proceeds to repay existing outstanding debt.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.33 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances:  (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2014, the Notes are not convertible. Unconverted Notes mature at par in June 2018.

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

In accordance with FASB guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement), the liability and equity components of the convertible debt are separated in a manner that will reflect the Company's non-convertible debt borrowing rate when interest expense is recognized in subsequent periods.

The Company is accreting the carrying value to the principal amount at maturity using an imputed interest rate of 7.5% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance, Level 2) over its expected life of seven years.

As of December 31, 2014, the "if converted" value of the Notes does not exceed their principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Coupon interest	$8,697	$8,697	$8,697
Amortization of discount	10,902	10,131	9,415
Interest expense related to convertible notes	$19,599	$18,828	$18,112

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

These hedging transactions had a net cost of approximately $31.9 million, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital. The Company has contractual rights, and, at execution of the related agreements, had the ability to settle its obligations under the conversion features of the Notes, the Convertible Note Hedges and Sold Warrant Transactions, with the Company's common stock. Accordingly, these transactions are accounted for as equity, with no subsequent adjustment for changes in the value of these obligations.

2014 Financings

On April 9, 2014, the Company obtained $146.0 million in loans, secured by first mortgages, on 20 communities. The loans bear interest at a fixed rate of 4.77% and mature in May 2021. Proceeds of the loans were used to refinance $140.0 million of mortgage debt that was scheduled to mature in November 2014.

In October 2014, the Company obtained $89.7 million in supplemental loans, secured by the 21 underlying communities. The loans bear interest at a fixed rate of approximately 4.6%.

In the fourth quarter of 2014, the Company repaid $275.9 million of existing long-term debt with a weighted average interest rate of approximately 5.5%, including the $68 million loan from HCP used to fund the Company's initial capital contribution to the HCP 49 Venture. The Company financed the repayment of debt primarily with the proceeds from the public equity offering completed during the third quarter. See Note 4 for more information about the HCP 49 Venture and the public equity offering.

2013 Financings

On April 3, 2013, the Company obtained a $25.0 million first mortgage loan, secured by the underlying community. The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 275 basis points and matures in April 2018. In connection with the transaction, the Company repaid $29.0 million of existing variable rate debt.

On April 12, 2013, the Company obtained $259.0 million in loans secured by first mortgages on 23 communities. The loans bear interest at a variable rate equal to 30-day LIBOR plus a margin of 246 basis points. Concurrent with the closing of the loans, the Company entered into a five-year interest rate cap agreement that caps the interest rate on the loans at 5.03%. The loans mature in May 2023 and require amortization of principal over a 30 year period. Proceeds of the loans, together with cash on hand, were used to refinance or repay a total of $275.2 million of mortgage debt which was scheduled to mature in May 2014 and July 2014 and variable rate tax-exempt bonds scheduled to mature in 2032.

On April 22, 2013, the Company obtained a $28.0 million first mortgage loan, secured by two communities. The loan bears interest at a variable rate equal to 30-day LIBOR plus a margin of 275 basis points and matures in April 2018. In connection with the transaction, the Company repaid $35.1 million of existing variable rate debt.

On May 30, 2013, the Company obtained an $84.1 million first mortgage loan, secured by eight of the Company's communities. The loan has a ten-year term and bears interest at a variable rate equal to 30-day LIBOR plus a margin of 289 basis points. Concurrent with the closing of the loan, the Company entered into a five-year interest rate cap agreement that caps the interest rate on the loan at 4.68%. Proceeds of the loan, together with cash on hand, were used to refinance or repay $100.9 million of mortgage debt that was scheduled to mature between 2013 and 2017.

On August 1, 2013, the Company obtained $172.1 million in loans, secured by first mortgages on four communities. The loans bear interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 226 to 288 basis points. The loans mature in August 2020 ($75.0 million) and August 2023 ($97.1 million) and require amortization of principal over a 30 year period. Proceeds of the loans were used to refinance a total of $142.0 million of Series A notes payable which were scheduled to mature on August 1, 2013.

As discussed in Note 4, the Company financed a 2013 acquisition with $60.8 million of first mortgage debt, including the assumption of $52.7 million of existing debt and the issuance of $8.1 million of first mortgage financing, secured by one of the communities. The assumed $52.7 million first mortgage facility bears interest at a fixed rate of 5.75% and matures in May 2017. The $8.1 million mortgage loan used to partially finance the acquisition has a seven year term and bears interest at a fixed rate of 5.32%.

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

As of December 31, 2014, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Caps

In the normal course of business, the Company has entered into certain interest rate protection agreements to effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The following table summarizes the Company's interest rate cap instruments at December 31, 2014 (dollars in thousands):

Current notional balance	$846,255
Weighted average fixed cap rate	4.31%
Earliest maturity date	2016
Latest maturity date	2018
Estimated asset fair value (included in other assets, net at December 31, 2014)	$763
Estimated asset fair value (included in other assets, net at December 31, 2013)	$3,751

9.           Accrued Expenses

Accrued expenses consist of the following components as of December 31, (in thousands):

	2014	2013
Salaries and wages	$124,935	$76,278
Insurance reserves	116,858	31,293
Real estate taxes	43,155	25,763
Vacation	43,037	25,715
Interest	12,757	7,270
Accrued utilities	12,798	7,616
Lease payable	30,001	11,973
Taxes payable	2,679	1,477
Other	36,434	22,094
Total	$422,654	$209,479

10.       Commitments and Contingencies

Facility Operating Leases

The Company has entered into sale leaseback and lease agreements with certain real estate investment trusts ("REIT"s). Under these agreements communities are either sold to the REIT and leased back or a long-term lease agreement is entered into for the communities. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 30 years. The Company is responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease and the lease may include performance covenants, such as net worth, minimum capital expenditure requirements per community per annum and minimum lease coverage ratios. Failure to comply with these covenants could result in an event of default. Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

As of December 31, 2014 the Company operated 583 communities under long-term leases (342 operating leases and 241 capital and financing leases). As of December 31, 2013 the Company operated 329 communities under long-term leases (275 operating leases and 54 capital and financing leases). The remaining base lease terms vary from one year to 17 years and generally provide for renewal, extension and purchase options.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Cash basis payment	$330,207	$278,504	$281,729
Straight-line expense	1,439	2,597	6,668
Amortization of (above) below market rents, net	(3,444)	—	—
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Facility lease expense	$323,830	$276,729	$284,025

The aggregate amounts of future minimum operating lease payments, including community and office leases, as of December 31, 2014, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2015	$395,990
2016	396,011
2017	381,722
2018	366,040
2019	348,111
Thereafter	1,239,651
Total	$3,127,525

Other

The Company has employment or letter agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers' employment, as described in those agreements.

11.       Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims. Emeritus provided professional liability coverage for approximately one-half of its operating locations through a wholly-owned captive insurance carrier, and the captive did not itself acquire excess professional liability coverage until October 1, 2013. Consequently, as a result of the Emeritus acquisition, the Company retains full exposure for professional liability claims incurred at those locations before October 1, 2013 and made prior to July 31, 2014.

As of December 31, 2014 and 2013, the Company accrued reserves of $301.6 million and $76.6 million, respectively, for these programs of which $184.7 million and $45.3 million is classified as long-term liabilities as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company accrued $52.7 million and $16.0 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under workers' compensation and general liability and professional liability programs with cash deposits of $19.6 million and $18.6 million as of December 31, 2014 and 2013, respectively. Letters of credit securing the programs aggregated $33.8 million and $34.2 million as of December 31, 2014 and 2013, respectively. Emeritus previously maintained workers' compensation insurance coverage through a high deductible, collateralized insurance policy with deposits of $51.9 million as of December 31, 2014.

12.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to the plan, up to a maximum of 4.0% of contributed compensation. An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the Company, based upon the Company's performance. For the years ended December 31, 2014, 2013 and 2012, the Company's expense to the plan was $7.1 million, $6.6 million and $4.8 million, respectively.

13.       Related Party Transactions

Under the terms of the registration rights provisions of the Company's Stockholders Agreement, which was terminated in connection with the Merger, the Company was generally obligated to pay all fees and expenses incurred in connection with certain public offerings by affiliates of Fortress Investment Group LLC (other than underwriting discounts, commissions and transfer taxes). In connection with the Company's obligations thereunder, the Company incurred approximately $0.4 million of expenses in 2014 related to secondary public equity offerings of Company shares by Fortress affiliates.

14.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units) (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2012	4,222	$14.93
Granted	1,592	$19.20
Vested	(1,435)	$14.28
Cancelled/forfeited	(427)	$15.62
Outstanding on December 31, 2012	3,952	$16.67
Granted	1,328	$26.98
Vested	(1,455)	$15.08
Cancelled/forfeited	(452)	$18.87
Outstanding on December 31, 2013	3,373	$21.12
Granted	1,662	$29.79
Vested	(1,185)	$19.58
Cancelled/forfeited	(298)	$21.02
Outstanding on December 31, 2014	3,552	$25.70

As of December 31, 2014, there was $59.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted.  That cost is expected to be recognized over a weighted-average period of 2.3 years and is based on grant date fair value, net of forfeiture estimates. The compensation cost reflects an initial estimated cumulative forfeiture rate from 0% to 15% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

During 2014, grants of restricted shares under the Company's Omnibus Stock Incentive Plan and 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2014	1,028	$27.01 – $27.18	$27,774
Three months ended June 30, 2014	42	$31.06 − $33.84	$1,313
Three months ended September 30, 2014	560	$33.42 − $34.65	$19,356
Three months ended December 31, 2014	32	$33.76	$1,072

The Company has an employee stock purchase plan for all eligible employees. Under the plan, eligible employees of the Company can purchase shares of the Company's common stock on a quarterly basis at a discounted price through accumulated payroll deductions. Each eligible employee may elect to deduct up to 15% of his or her base pay each quarter. Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant's pay over the course of the quarter will be used to purchase whole shares of the Company's common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on that date. The Company reserved 1,800,000 shares of common stock for issuance under the plan. The impact on the Company's consolidated financial statements is not material.

15.       Fair Value Measurements

The following table sets forth the Company's derivative assets, consisting primarily of interest rate caps that effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt, carried at fair value as measured on a recurring basis as of December 31, 2014 (in thousands):

	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$763	$—	$763	$—

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

No shares were purchased pursuant to this authorization during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, approximately $82.4 million remains available under this share repurchase authorization.

17.       Income Taxes

The benefit (provision) for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Federal:
Current	$1,367	$(312)	$193
Deferred	182,371	183	347
Total Federal	183,738	(129)	540
State:
Current	(2,433)	(1,627)	(2,059)
Deferred (included in Federal above)	—	—	—
Total State	(2,433)	(1,627)	(2,059)
Total	$181,305	$(1,756)	$(1,519)

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Tax benefit at U.S. statutory rate	$115,756	$640	$22,945
Valuation allowance	64,155	(7,097)	(24,138)
State taxes, net of federal income tax	11,582	(985)	1,258
Unrecognized tax benefits	822	(3)	193
Return to provision	716	(2,568)	(225)
Non-deductible transaction costs	(6,870)	—	—
Tax credits	(2,222)	9,757	—
Meals and entertainment	(946)	(496)	(486)
Tax rate changes	(718)	—	—
Officers compensation	(751)	(724)	(922)
Other, net	(118)	(65)	122
Lobbying and political	(101)	(89)	—
Expired charitable contribution	—	(126)	—
Loss on acquisition	—	—	(266)
Total	$181,305	$(1,756)	$(1,519)

 Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2014	2013
Deferred income tax assets:
Capital and financing lease obligations	$945,000	$39,748
Operating loss carryforwards	227,956	150,755
Accrued expenses	146,536	54,400
Deferred lease liability	77,790	49,864
Tax credits	34,860	32,673
Intangible assets	17,785	—
Deferred gain on sale leaseback	7,073	8,673
Prepaid revenue	5,835	53,228
Total gross deferred income tax asset	1,462,835	389,341
Valuation allowance	(9,213)	(72,366)
Net deferred income tax assets	1,453,622	316,975
Deferred income tax liabilities:
Property, plant and equipment	(1,556,603)	(374,431)
Investment in unconsolidated ventures	(54,113)	—
Other	(2,181)	(6,200)
Total gross deferred income tax liability	(1,612,897)	(380,631)
Net deferred tax liability	$(159,275)	$(63,656)

A reconciliation of the net deferred tax liability to the consolidated balance sheets at December 31 is as follows (dollars in thousands):

	2014	2013
Deferred tax asset – current	$84,199	$17,643
Deferred tax liability – noncurrent	(243,474)	(81,299)
Net deferred tax liability	$(159,275)	$(63,656)

As of December 31, 2014 and 2013, the Company had federal net operating loss carryforwards of approximately $766.9 million and $427.4 million, respectively, which are available to offset future taxable income through 2034. As a result of the acquisition of Emeritus on July 31, 2014, the Company recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical basis of the acquired assets. The Company determined that it is more likely than not that its' federal net operating losses, the majority of state net operating losses, and the majority of its' tax credits will be utilized in the future, based on the future reversal of these deferred tax liabilities.  As a result, during the year ended December 31, 2014 the Company recorded an aggregate deferred federal, state and local income tax benefit of $64.2 million from the release of the valuation allowance against certain deferred tax assets. Additionally, the Company recorded an aggregate deferred federal, state and local tax benefit of $94.1 million as a result of the operating loss for the year ended December 31, 2014.

The Company has recorded valuation allowances of $7.5 million and $7.0 million at December 31, 2014 and 2013, respectively, against its state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration. The carryforward period for some states is considerably shorter than the period which is allowed for federal purposes. The Company also recorded a valuation allowance against federal and state credits of $1.8 million and $20.6 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had $112.6 million and $53.5 million, respectively, included in its net operating loss carryforward relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

The formation of the Company, the reorganization of a predecessor company and the acquisitions of several wholly-owned subsidiaries constituted ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, the Company's ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions. Furthermore, the Company had an ownership change under Section 382 in May 2010 which resulted in an additional annual limitation to the utilization of the net operating loss in the amount of $92.0 million. The acquisition of Emeritus on July 31, 2014 resulted in an ownership change for Emeritus resulting in an annual limitation of $53.9 million on net operating losses acquired by the Company from Emeritus. The Company expects the net operating loss to be fully released before expiration and therefore does not anticipate a financial statement impact as a result of the limitation.

At December 31, 2014, the Company had gross tax affected unrecognized tax benefits of $30.2 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.5 million at December 31, 2014. Tax returns for years 2011 through 2013 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2014 and prior years will significantly change in 2015.

A reconciliation of the unrecognized tax benefits for the year 2014 is as follows (dollars in thousands):

Balance at January 1, 2014	$1,556
Additions for tax positions taken by Emeritus	29,664
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	9
Reductions for tax positions related to prior years	(1,034)
Balance at December 31, 2014	$30,195

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. The Company has evaluated these regulations and determined they will not have a material impact on the Company's consolidated results of operations, cash flows or financial position.

18.       Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2014	2013	2012
Interest paid	$226,594	$123,036	$130,009
Income taxes paid	$2,746	$2,283	$2,658
Write-off of deferred financing costs	$616	$763	$744
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits—restricted	$—	$466	$2,169
Prepaid expenses and other current assets	(391)	(1,265)	(2,817)
Property, plant and equipment and leasehold intangibles, net	80,330	99,657	257,772
Other intangible assets, net	(23,978)	3,517	9,575
Other assets, net	(2,747)	1,611	(7,327)
Accrued expenses	—	(5,169)	(573)
Other liabilities	(20,568)	—	3,601
Long-term debt	7,795	(64,131)	10,123
Net cash paid	$40,441	$34,686	$272,523
Formation of CCRC Venture:
Property, plant and equipment and leasehold intangibles, net	$(729,123)	$—	$—
Investment in unconsolidated ventures	194,485	—	—
Other intangible assets, net	(56,829)	—	—
Other assets, net	(9,137)	—	—
Long-term debt	170,416	—	—
Capital and financing lease obligations	27,085	—	—
Refundable entrance fees and deferred revenue	413,761	—	—
Other liabilities	1,514	—	—
Net cash paid	$12,172	$—	$—
Formation of HCP 49 Venture:
Property, plant and equipment and leasehold intangibles, net	(525,446)	—	—
Investment in unconsolidated ventures	71,656	—	—
Long-term debt	(67,640)	—	—
Capital and financing lease obligations	538,355	—	—
Other liabilities	(9,034)	—	—
Net cash paid	$7,891	$—	$—
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$27,100	$—	$13,852
Capital and financing lease obligations	(27,100)	—	(13,852)
Net	$—	$—	$—
Master Lease amendment:
Property, plant and equipment and leasehold intangibles, net	385,696	—	—
Other intangible assets, net	(174,012)	—	—
Capital and financing lease obligations	(217,022)	—	—
Other liabilities	5,338	—	—
Net	$—	$—	$—

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

Stockholder Litigation

In connection with the acquisition of Emeritus described in Note 4, three purported class action lawsuits relating to the Merger Agreement, by and among the Company, Emeritus and Merger Sub, were filed on behalf of Emeritus shareholders in the Superior Court of King County, Washington against Emeritus, members of the Emeritus board of directors, the Company and Merger Sub (the "Defendants"), which lawsuits were subsequently consolidated into a single action captioned In re Emeritus Corp. Shareholder Litigation, No. 14-2-06385-7 SEA (the "Washington Action"). On June 26, 2014, the Defendants entered into a memorandum of understanding (the "Memorandum of Understanding") with respect to a proposed settlement of the Washington Action, pursuant to which the parties agreed, among other things, that the Company and Emeritus would make certain supplemental disclosures related to the proposed merger, which supplemental disclosures were made by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2014 and incorporated by reference into the Company's Registration Statement on Form S-4 and the joint proxy statement/prospectus of the Company and Emeritus included therein. The parties have agreed to use their collective best efforts to obtain final approval of the settlement and the dismissal of the Washington Action with prejudice. The parties have finalized a stipulation of settlement, which is subject to customary conditions, including final court approval following notice to Emeritus' shareholders. As explained in the Memorandum of Understanding, if the settlement is finally approved by the Washington court, the parties anticipate that it will resolve and release all claims in all actions pursuant to terms that will be disclosed to former Emeritus shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel in the Washington Action will file a petition in the Washington court for an award of attorneys' fees and expenses to be paid by the Company. The Company will pay or cause to be paid any attorneys' fees and expenses awarded by the Washington court. There can be no assurance that the Washington court will approve the settlement. In such event, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated.

20.       Segment Information

As of December, 31, 2014 the Company has five reportable segments:  Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

Prior to August 29, 2014, the Company had an additional reportable segment, CCRCs - Entry Fee. On August 29, 2014, the Company contributed all but two of its entry fee CCRCs to the CCRC Venture, at which time the contributed CCRCs were deconsolidated.  The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the six month period ended December 31, 2014, based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC Venture. The CCRC Venture is accounted for under the equity method of accounting. See Note 4 for more information about the Company's entry into the CCRC Venture.

During 2014, two communities were moved from the Retirement Centers segment to the Assisted Living segment and one community was moved from the Retirement Centers segment to the CCRCs – Rental segment to more accurately reflect the underlying product offering of the communities. The movement did not change the Company's reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers, Assisted Living and CCRCs - Rental segments. Revenue and expenses for the year ended December 31, 2013 have not been recast.

Retirement Centers.  The Company's Retirement Centers segment includes owned or leased communities that are primarily designed for middle to upper income seniors generally age 75 and older who desire an upscale residential environment providing the highest quality of service. The majority of the Company's retirement center communities consist of both independent living and assisted living units in a single community, which allows residents to "age-in-place" by providing them with a continuum of senior independent and assisted living services.

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

CCRCs - Rental.  The Company's CCRCs - Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units. As of December 31, 2014, the CCRCs - Rental segment also includes three entry fee CCRCs.

CCRCs - Entry Fee.  Prior to August 29, 2014, the Company had an additional reportable segment, CCRCs - Entry Fee.  The communities in the Company's former CCRCs - Entry Fee segment are similar to rental CCRCs but allow for residents in the independent living apartment units to pay a one-time upfront entrance fee, which is partially refundable in certain circumstances. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit for the resident, the amount and timing of refund, and other variables. In addition to the initial entrance fee, residents under all entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since entrance fees are received upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community.

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

The following table sets forth selected segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Retirement Centers(1)	$582,312	$526,284	$503,902
Assisted Living(1)	1,685,563	1,051,868	1,013,337
CCRCs - Rental(1)	493,173	396,975	385,479
CCRCs - Entry Fee(1)	202,414	297,756	285,701
Brookdale Ancillary Services(1)	337,835	242,150	224,517
Management Services(2)	530,409	376,933	355,802
	$3,831,706	$2,891,966	$2,768,738
Segment Operating Income(3):
Retirement Centers	$248,883	$222,282	$205,585
Assisted Living	608,489	389,678	361,184
CCRCs - Rental	121,661	109,026	106,063
CCRCs - Entry Fee	48,433	76,393	61,405
Brookdale Ancillary Services	63,463	45,709	47,780
Management Services	42,239	31,125	30,786
	1,133,168	874,213	812,803
General and administrative (including non-cash stock-based compensation expense)	280,267	180,627	178,829
Transaction costs	66,949	3,921	—
Facility lease expense:
Retirement Centers	98,321	91,258	102,273
Assisted Living	162,575	123,980	123,128
CCRCs - Rental	51,523	48,809	47,238
CCRCs - Entry Fee	4,362	7,470	7,214
Brookdale Ancillary Services	890	—	—
Corporate and Management Services	6,159	5,212	4,172
Depreciation and amortization:
Retirement Centers	86,188	64,353	61,060
Assisted Living	317,918	85,337	81,801
CCRCs - Rental	60,175	30,957	31,205
CCRCs - Entry Fee	37,524	55,842	52,840
Brookdale Ancillary Services	4,764	3,023	2,220

Corporate and Management Services	30,466	29,245	23,155
Asset impairment	9,992	12,891	27,677
Loss on acquisition	—	—	636
Gain on facility lease termination	—	—	(11,584)
(Loss) income from operations	$(84,905)	$131,288	$80,939

Total interest expense:
Retirement Centers	$41,906	$31,286	$29,025
Assisted Living	140,001	51,410	57,634
CCRCs - Rental	28,418	17,512	17,336
CCRCs - Entry Fee	7,530	11,911	13,792
Brookdale Ancillary Services	823	—	—
Corporate and Management Services	29,510	25,280	28,996
	$248,188	$137,399	$146,783

Total expenditures for property, plant and equipment, and leasehold intangibles:
Retirement Centers	$76,285	$63,519	$58,876
Assisted Living	107,037	95,829	68,675
CCRCs - Rental	42,412	27,134	21,916
CCRCs - Entry Fee	36,575	43,019	24,890
Brookdale Ancillary Services	1,805	1,855	6,037
Corporate and Management Services	40,131	26,171	28,018
	$304,245	$257,527	$208,412

	As of December 31,
	2014	2013
Total assets:
Retirement Centers	$1,603,704	$1,258,294
Assisted Living	6,513,376	1,514,385
CCRCs - Rental	1,065,116	499,873
CCRCs - Entry Fee	—	960,708
Brookdale Ancillary Services	224,229	94,986
Corporate and Management Services	1,114,938	409,511
	$10,521,363	$4,737,757

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

21.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2014 and 2013 (in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$747,275	$748,393	$1,083,935	$1,252,103
Asset impairment	—	—	—	9,992
Income (loss) from operations	32,148	30,657	(73,197)	(74,513)
Loss before income taxes	(1,293)	(2,333)	(153,109)	(173,996)
Net loss	(2,299)	(3,295)	(37,036)	(106,796)
Net loss attributable to Brookdale Senior Living Inc. common stockholders	(2,299)	(3,295)	(36,862)	(106,534)
Weighted average basic and diluted loss per share	$(0.02)	$(0.03)	$(0.23)	$(0.58)

	For the Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$712,266	$716,468	$728,999	$734,233
Asset impairment	—	2,154	504	10,233
Income from operations	38,687	28,435	33,983	30,183
Income (loss) before income taxes	4,706	(4,036)	(7)	(2,491)
Net income (loss)	3,558	(5,200)	(967)	(975)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	3,558	(5,200)	(967)	(975)
Weighted average basic and diluted earnings (loss) per share	$0.03	$(0.04)	$(0.01)	$(0.01)

22.       Subsequent Events

On December 29, 2014, the Company exercised its purchase option under the Master Lease with HCP. See Note 4 for more information about the Master Lease. As a result, the Company agreed to purchase the fee simple of nine communities leased to the Company under the Master Lease for an aggregate purchase price of $60.0 million. On December 31, 2014, the Company paid the full purchase price of $51.4 million of cash as a deposit for the purchase of eight of the nine communities, and the Company took title to these eight communities at the closing on January 1, 2015. At such time, the Master Lease terminated with respect to these eight communities and the annual rent for 2015 under the Master Lease was reduced by approximately $4.2 million. At December 31, 2014, this acquisition deposit was included in prepaid expenses and other current assets, net on the Company's consolidated balance sheet. These eight communities are located throughout the United States and operations under the previous lease terms are recorded within the Company's Assisted Living segment within the consolidated financial statements for the fiscal year ended December 31, 2014. The acquisition of the ninth community is subject to the satisfaction of certain closing conditions and contingencies, including the receipt of various third-party and regulatory approvals and consents. The acquisition of the ninth community is expected to close in 2015.

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of approximately $275 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments. The Company financed the transaction with cash on hand, amounts drawn on the secured credit facility and $20.0 million of seller financing. The $20.0 million note has a five year term and bears interest at a fixed rate of 8.0%.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2014
(In thousands)

			Additions
Description	Balance at beginning of period	Acquisition of Emeritus	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$16,972	$—	$15,683		$660		$(18,053)		$15,262
Year ended December 31, 2013	$15,262	$—	$21,048		$444		$(19,026)		$17,728
Year ended December 31, 2014	$17,728	$11,087	$20,509		$771		$(23,594)		$26,501

Deferred Tax Valuation Allowance:
Year ended December 31, 2012	$40,820	$—	$26,989	(1)	$(2,540	)(2)	$—		$65,269
Year ended December 31, 2013	$65,269	$—	$7,272	(3)	$(175	)(4)	$—		$72,366
Year ended December 31, 2014	$72,366	$1,002	$—		$—		$(64,155	)(5)	$9,213

(1)	Adjustment to valuation allowance for federal net operating losses and federal credits of $26,589 and $400, respectively.
(2)	Adjustment to valuation allowance for state net operating losses of $(2,540).
(3)	Adjustment to valuation allowance for federal net operating losses and federal credits of $(4,851) and $12,123, respectively.
(4)	Adjustment to valuation allowance for state net operating losses of $(175).
(5)	Adjustment to reverse valuation allowance for federal and state net operating losses of $(64,155).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management's Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

We acquired Emeritus on July 31, 2014, and management excluded it from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Emeritus' internal control over financial reporting is associated with total assets of $6.2 billion, liabilities of $4.4 billion and total revenues of $785.5 million included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2014.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings "Proposal Number One - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" appearing after Item 1 of Part I of this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, both of which are available on our website at www.brookdale.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings "Compensation of Directors" and "Compensation of Executive Officers" in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	—	—	8,446,056
Equity compensation plans not approved by security holders(3)	—	—	83,066
Total	—	—	8,529,122

(1)	As of December 31, 2014, an aggregate of 557,963 shares of unvested restricted stock were outstanding under our 2014 Omnibus Incentive Plan, and an aggregate of 2,994,180 shares of unvested restricted stock and 6,850 restricted stock units were outstanding under our Omnibus Stock Incentive Plan. Such shares of restricted stock and restricted stock units are not reflected in the table above. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of options, warrants, rights, shares of restricted stock, restricted stock units and other forms of equity-based compensation.

(2)	The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 7,127,892 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan, and 1,318,164 shares remaining available for future issuance under our Associate Stock Purchase Plan.

(3)	Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each non-affiliated director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading "Proposal Number Two – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012

Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ T. Andrew Smith
Name:	T. Andrew Smith
Title:	Chief Executive Officer
Date:	February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Leeds	Non-Executive Chairman of the Board	February 24, 2015
Jeffrey R. Leeds

/s/ T. Andrew Smith	Chief Executive Officer and Director	February 24, 2015
T. Andrew Smith	(Principal Executive Officer)

/s/ Mark W. Ohlendorf	President and Chief Financial Officer	February 24, 2015
Mark W. Ohlendorf	(Principal Financial Officer)

/s/ Kristin A. Ferge	Executive Vice President, Chief Accounting Officer and Treasurer	February 24, 2015
Kristin A. Ferge	(Principal Accounting Officer)

/s/ Frank M. Bumstead	Director	February 24, 2015
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 24, 2015
Jackie M. Clegg

/s/ Granger Cobb	Director	February 24, 2015
Granger Cobb

/s/ William G. Petty, Jr.	Director	February 24, 2015
William G. Petty, Jr.

/s/ Mark J. Schulte	Director	February 24, 2015
Mark J. Schulte

/s/ James R. Seward	Director	February 24, 2015
James R. Seward

/s/ Samuel Waxman	Director	February 24, 2015
Samuel Waxman

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of February 20, 2014, by and among Brookdale Senior Living Inc. (the "Company"), Emeritus Corporation and Broadway Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2014 (File No. 001-32641)).

2.2
Master Contribution and Transactions Agreement, dated as of April 23, 2014, by and between the Company and HCP, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014 (File No. 001-32641)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-32641)).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 30, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 5, 2014 (File No. 001-32641)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 3, 2012 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
4.2
Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 14, 2011 (File No. 001-32641)).

4.3
Supplemental Indenture, dated as of June 14, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 14, 2011 (File No. 001-32641)).

4.4	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.3).
10.1.1
Amended and Restated Master Lease and Security Agreement, dated as of August 29, 2014, by and between HCP, Inc. and the other lessors named therein, and Emeritus Corporation and the other lessees named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32641)).†

Exhibit No.	Description
10.1.2	First Amendment to Amended and Restated Master Lease and Security Agreement and Option Exercise Notice, dated as of December 29, 2014, by and between HCP, Inc. and the Company.††
10.1.3
Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor.††

10.2.1
Third Amended and Restated Credit Agreement, dated as of September 20, 2013, among certain subsidiaries of the Company, General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2013 (File No. 001-32641)).

10.2.2
Fourth Amended and Restated Credit Agreement, dated as of December 19, 2014, among certain subsidiaries of the Company, General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2014 (File No. 001-32641)).

10.3
Master Credit Facility Agreement, dated as of July 29, 2011, by and among various subsidiaries of the Company and Oak Grove Commercial Mortgage, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-32641)).

10.4
Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.5
Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 8, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.6
Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.7
Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.8
Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.9
Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 8, 2011 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.10
Additional Convertible Bond Hedge Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.11
Additional Issuer Warrant Transaction Confirmation between the Company and Bank of America, N.A., dated as of June 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.12
Additional Convertible Bond Hedge Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.13
Additional Issuer Warrant Transaction Confirmation between the Company and JPMorgan Chase Bank, National Association, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.14
Additional Convertible Bond Hedge Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

10.15
Additional Issuer Warrant Transaction Confirmation between the Company and Royal Bank of Canada, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 001-32641)).

Exhibit No.	Description
10.16.1
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2009 (File No. 001-32641)) (the "Omnibus Stock Incentive Plan").*

10.16.2
First Amendment to the Omnibus Stock Incentive Plan effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2009 (File No. 001-32641)).*

10.17
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.18
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.19
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.20
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.21
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.22
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.23
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.24
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.25
Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2014 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.26	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members).*
10.27	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents).*
10.28	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members).*
10.29	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents).*
10.30.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.30.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.31
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

Exhibit No.	Description
10.32
Employment Agreement, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.33
Restricted Share Agreement (Time-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.34
Restricted Share Agreement (Performance-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.35	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.36
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.37	Form of Outside Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32641)).*
10.38
Letter Agreement, dated as of May 22, 2014, by and between the Company and Granger Cobb (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32641)).*

10.39
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of July 31, 2014, by and between the Company and Granger Cobb (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32641)).*

10.40
Separation Agreement and General Release, dated February 7, 2008, between the Company and Mark J. Schulte (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2008 (File No. 001-32641)).*

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contract or Compensatory Plan
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the SEC.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.