Form 10-K/A
period 2014-12-31
Brookdale Senior Living Inc.
filed 2015-04-30
CIK 1332349

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

As of April 27, 2015, 184,142,672 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for Brookdale Senior Living Inc. ("Brookdale," the "Company," "we," or "our") for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the "SEC") on February 25, 2015 (the "Original Filing").

We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014. The reference on the cover of the Original Filing to the incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below and updates to the List of Exhibits and Index to Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

SAFE HARBOR STATEMENT UNDER THE
 PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Amendment and in the Original Filing may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and CFFO; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, CFFO, and/or Facility Operating Income (as such terms are defined in this Amendment and/or the Original Filing); and our expectations regarding the integration of Emeritus Corporation and the transactions with HCP, Inc. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition, or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the integration of Emeritus and the transactions with HCP, including in respect of unanticipated difficulties and/or expenditures relating to such transactions; the impact of such transactions on our relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining, cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in the Original Filing. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date such forward-looking statements were made. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Amendment or the Original Filing to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

Set forth below is certain biographical information for our directors. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Amendment for a description of securities beneficially owned by our directors.

Name	Age	Position with Brookdale	Class
Jeffrey R. Leeds	69	Non-Executive Chairman	Class III
T. Andrew Smith	55	Chief Executive Officer and Director	Class I
Frank M. Bumstead	73	Director	Class I
Jackie M. Clegg	53	Director	Class II
Granger Cobb	54	Director	Class I
Mark J. Parrell	48	Director	Class III
William G. Petty, Jr.	69	Director	Class II
James R. Seward	62	Director	Class II
Lee S. Wielansky	63	Director	Class III

Jeffrey R. Leeds is a financial services industry veteran with extensive experience in mergers, acquisitions and dispositions, capital markets and public company management.  Mr. Leeds retired as Executive Vice President and Chief Financial Officer of GreenPoint Financial Corporation and GreenPoint Bank in October 2004, having served since January 1999. Prior to that, he was Executive Vice President, Finance and Senior Vice President and Treasurer of GreenPoint.  Prior to GreenPoint, Mr. Leeds was with Chemical Bank for 14 years, having held positions as Head of Asset and Liability Management, Proprietary Trading and Chief Money Market Economist.  Mr. Leeds has been an independent member of our Board of Directors since November 2005 and has held the position of Non-Executive Chairman of the Board since June 2012.  He previously served as a director and chair of the Audit Committee of Och-Ziff Capital Management Group LLC and as a director and Audit Committee member of United Western Bancorp. Mr. Leeds received a B.A. in economics from the University of Michigan and an MBA and M.Ph. from Columbia University.  Mr. Leeds' experience as an executive and principal financial officer, along with his extensive financial industry and transactional expertise, led to the conclusion that he should serve as a member of the Board of Directors.
T. Andrew Smith has over 25 years of experience in seniors housing, mergers and acquisitions, real estate and capital markets transactions, corporate finance and healthcare.  Mr. Smith has served as our Chief Executive Officer since February 2013. From October 2006 to February 2013, Mr. Smith served as our Executive Vice President, General Counsel and Secretary. In addition to his role in managing our legal affairs, Mr. Smith was responsible for the management and oversight of our corporate development functions (including acquisitions and expansion and development activity); corporate finance (including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management.  Prior to joining Brookdale, Mr. Smith served as a member of Bass, Berry & Sims PLC's corporate and securities group and as chair of the firm's healthcare group. During his tenure at Bass, Berry & Sims (1985 to 2006), Mr. Smith represented American Retirement Corporation ("ARC") as outside General Counsel. Mr. Smith joined our Board of Directors in June 2014.  He currently serves as a member of the board of directors of the Nashville Health Care Council and the National Investment Center for the Seniors Housing & Care Industry (NIC) and as a member of the executive board of the American Seniors Housing Association (ASHA). Mr. Smith's knowledge of the senior housing industry and his experience as our Chief Executive Officer, and previously as our Executive Vice President, General Counsel and Secretary, led to the conclusion that he should serve as a member of the Board of Directors.
Frank M. Bumstead has over 40 years' experience in the field of business and investment management and financial and investment advisory services. He also has represented buyers and sellers in a number of merger and acquisition transactions, including the sale of CMT (now a nationwide cable network) from its previous owners to Gaylord Entertainment, Inc.  Mr. Bumstead is the chairman and a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents artists, songwriters and producers in the music industry as well as athletes and other high net worth clients. He has been with the firm since 1989.  From 1993 to December 1998, Mr. Bumstead served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., an investment advisor registered under the Investment Company Act of 1940.  Mr. Bumstead joined our Board of Directors in August 2006 and is an independent director. Prior to our acquisition of ARC, Mr. Bumstead served as the Lead Director of ARC, where he had served as a member of the board of directors for 11 years. He is currently serving as Chairman of the board of directors of the Country Music Association and is also Vice Chairman of the board of directors and Chairman of the Finance and Investment Committee of the Memorial Foundation, Inc., a charitable foundation. He also currently serves on the board of directors of Nashville Wire Products, Inc. and the Junior League Trust Board.  Mr. Bumstead has also served as a director and as a member of the Audit Committee of Syntroleum Corporation. He also has previously served on the boards of the Dede Wallace Center, The American Red Cross, ECA, Inc., American Constructors, Inc., American Fine Wire, Inc., Junior Achievement of Nashville, and Watkins Institute. In addition, he previously served as a member of the board of advisors of United Supermarkets of Texas, LLC and was Chairman of its Finance and Audit Committee.  Mr. Bumstead received a B.B.A. degree from Southern Methodist University and a Masters of Business Management from Vanderbilt University's Owen School of Management.  Mr. Bumstead's experience in business management and as a director of several public companies, along with his knowledge of the senior housing industry (through his prior service as a director of ARC), led to the conclusion that he should serve as a member of the Board of Directors.
The Honorable Jackie M. Clegg brings robust transactional and financial experience, along with expertise in corporate governance and public policy, through her work as a strategic consultant, in government service and as a director of a number of public companies. Ms. Clegg joined Brookdale's Board of Directors in November 2005 as an independent director.  Ms. Clegg founded the strategic consulting firm Clegg International Consultants, LLC, and has served as its Managing Partner since 2001.  Prior to that, Ms. Clegg was nominated by the President of the United States and confirmed by the U.S. Senate to serve as the Vice Chair of the Board of Directors and First Vice President of the Export-Import Bank of the United States, the official export credit institution of the United States of America, serving from June 1997 through July 2001, and she served as its Chief Operating Officer from January 1999 to September 2000.  Ms. Clegg had previously served as the Chief of Staff and Special Assistant to the Chairman of the Export-Import Bank from April 1993 through June 1997.  Prior to her Export-Import Bank service, Ms. Clegg worked in the U.S. Senate as the principal staff member on the U.S. Senate Committee on Banking, Housing and Urban Affairs Subcommittee on International Finance & Monetary Policy and as an associate staff member for the Senate Appropriations Committee for approximately ten years.  Ms. Clegg currently serves on the board of directors and chairs the Audit Committee of the Public Welfare Foundation. She has previously served as a director of CME Group Inc. (the parent company of the Chicago Mercantile Exchange), the Chicago Board of Trade, Blockbuster, Inc., IPC Holdings, Ltd., Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc.  She previously chaired the Nominating and Corporate Governance Committees of Blockbuster, Inc., IPC Holdings, Ltd. and Cardiome Pharma Corp. and the Audit Committees of the Chicago Board of Trade, IPC Holdings, Ltd., Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc.  She has also chaired and served on numerous special committees overseeing mergers, acquisitions, and financing transactions and has helped companies through the IPO process.  Ms. Clegg's extensive transactional and financial experience, as well as her experience in the public sector and as a director of numerous public companies (including her service as chairman of the foregoing standing and special committees) led to the conclusion that she should serve as a member of the Board of Directors.
Granger Cobb has over 25 years of experience as an executive and leader in the senior living industry.  He was appointed to our Board of Directors in July 2014 in connection with our acquisition of Emeritus Corporation.  Mr. Cobb served as President and Co-Chief Executive Officer of Emeritus Senior Living from September 2007 until January 2011, and as President and Chief Executive Officer from January 2011 to July 2014, up until our acquisition of Emeritus Corporation.  He was also a member of Emeritus' Board of Directors from September 2007 until July 2014.  Prior to Emeritus, Mr. Cobb served as President, Chief Executive Officer and a director of Summerville Senior Living from 2000 until September 2007. Mr. Cobb joined Summerville in 1998 with its acquisition of Cobbco, Inc., a California-based assisted living company he founded in 1989.  Mr. Cobb has been active in several industry associations and has served on the Boards of Directors of the Assisted Living Federation of America (ALFA) and the National Investment Center for the Seniors Housing & Care Industry (NIC).  Mr. Cobb's knowledge of the senior housing industry and his experience as the former principal executive officer of several senior living companies, including Emeritus Corporation, led to the conclusion that he should serve as a member of the Board of Directors.

Mark J. Parrell brings to Brookdale over 20 years of real estate, capital markets, mergers and acquisitions and investment experience.  He has served as the Executive Vice President and Chief Financial Officer of Equity Residential, the largest United States apartment real estate investment trust, since October 2007.  Mr. Parrell was Senior Vice President and Treasurer of Equity Residential from August 2005 to October 2007, and served in various roles in the company's finance group since September 1999.  He currently serves as the Chair of the Finance Committee of the National Multifamily Housing Council.  Mr. Parrell joined our Board of Directors in April 2015 and is an independent director.  He served as a director of Aviv REIT, Inc. from March 2013 until it was acquired on April 1, 2015.  Mr. Parrell holds a B.B.A. from the University of Michigan and a J.D. from the Georgetown University Law Center.  Mr. Parrell's extensive real estate, capital markets, mergers and acquisitions and investment experience, including his experience as the principal financial officer of an S&P 500 REIT, led to the conclusion that he should serve as a member of the Board of Directors.
William G. Petty, Jr. brings to Brookdale nearly 30 years of experience in the healthcare services industry, as well as extensive operational, investment and transactional experience in the senior living industry, and a robust background in finance.  He joined Brookdale's Board of Directors in December 2014 and is an independent director.  Mr. Petty is a partner of Beecken Petty O'Keefe & Company, a private equity management firm he co-founded in 1996, which currently has approximately $1.3 billion under management.  Mr. Petty's prior leadership experience includes service as Chairman of the Board of Directors of Sunrise Senior Living, Inc. from January 2013 to April 2014; as Chief Executive Officer of Alternative Living Services, Inc./Alterra Healthcare Corporation from 1993 to 1996 and as its Chairman from 1993 to 2000; as Chairman, President and Chief Executive Officer of Evergreen Healthcare, Inc. and as a director of that company's publicly-traded successors (GranCare, Inc. and Mariner Health Care Inc.); and as a director and member of the executive committee of Forum Group, Inc.  In 1985, he co-founded Omega Capital Ltd., a private investment fund focused on the healthcare industry, which formed Omega Healthcare Investors, Inc., a healthcare REIT, during his tenure as managing director.  In addition, he has served on the boards of directors of several Beecken Petty portfolio companies.  Mr. Petty received a B.S. in Business Administration from the University of Illinois.  Mr. Petty's significant executive experience in the senior living and healthcare services industries, as well as his extensive operational, investment and transactional experience, led to the conclusion that he should serve as a member of the Board of Directors.
James R. Seward has extensive experience in senior management and oversight in the investment sector, including significant experience in mergers and acquisitions and capital markets transactions.  Mr. Seward is a Chartered Financial Analyst and, since 2000, has been a private investor. Previously, Mr. Seward was Executive Vice President and Chief Financial Officer of Seafield Capital Corporation, a publicly-traded investment holding company.  In that capacity, Mr. Seward also served as a director and as a member of the executive committee of LabOne, a provider of health screening and risk assessment services to life insurance companies and clinical diagnostic testing services to healthcare providers, until LabOne was sold to Quest Diagnostics in 2005. Mr. Seward also previously served as Chief Executive Officer and President of SLH Corporation, a spin-off of Seafield Capital Corporation.  Mr. Seward joined our Board of Directors in November 2008 and is an independent director. He also currently serves as Chairman of the Board of Trustees and as a member of the Audit Committee of RBC Funds, a registered investment company.  He previously served as a director of ARC and has also served as a member of the board of directors and Audit Committee of Syntroleum Corporation.  Mr. Seward received a Bachelor of Arts degree from Baker University, a Masters in Public Administration, City Management from the University of Kansas and a Masters in Business Administration, Finance from the University of Kansas.  Mr. Seward's experience and credentials in investing and finance, along with his knowledge of both the senior housing industry (through his prior service as a director of ARC) and the health care industry (through his prior service as a director of LabOne), led to the conclusion that he should serve as a member of the Board of Directors.
Lee S. Wielansky has more than 40 years of commercial real estate investment, management and development experience.  Mr. Wielansky currently serves as Chairman and CEO of Midland Development Group, Inc., which was re-started in 2003 and focuses on the development of retail properties in the mid-west and southeast, and as Chairman and CEO of Opportunistic Equities, which specializes in low income housing.  Mr. Wielansky was previously President and CEO of JDN Development Company, Inc., which was a wholly-owned subsidiary of JDN Realty Corporation, a publicly-traded REIT with more than $1 billion in assets that was acquired by Developers Diversified Realty Corporation. Before joining JDN, he served as Managing Director – Investments of Regency Centers Corporation, a publicly-traded REIT and a leading owner, operator and developer of shopping centers in the United States.  Mr. Wielansky joined our Board of Directors in April 2015 and is an independent director.  He also serves as Lead Trustee of Acadia Realty Trust, a publicly-traded REIT focused on the ownership, acquisition, redevelopment and management of commercial retail properties in the United States, and is a director of Isle of Capri Casinos, Inc. and Pulaski Financial Corp.  He serves on the Foundation board of Barnes Jewish Hospital (BJC) and the Jewish Federation in St Louis.  Mr. Wielansky received a bachelor's degree in Business Administration, with a major in Real Estate and Finance, from the University of Missouri - Columbia.  Mr. Wielansky's real estate investment, management and development experience, as well as his service as a director of several public companies, led to the conclusion that he should serve as a member of the Board of Directors.
Agreement with Sandell Asset Management Corp.
On April 23, 2015, we entered into an agreement (the "Standstill Agreement") with Sandell Asset Management Corp. and certain affiliates thereof (collectively, "Sandell").  On such date, Sandell beneficially owned approximately 1.4% of our outstanding common stock.  An affiliate of Sandell had submitted a notice on March 16, 2015 of its intention to nominate persons, including Mr. Wielansky, for election as directors at our 2015 annual meeting of stockholders.  Pursuant to the Standstill Agreement, we agreed to cause the Board of Directors to (i) appoint Messrs. Parrell and Wielansky as Class III directors with terms expiring at our 2015 annual meeting of stockholders, (ii) nominate such individuals for election as Class III directors at our 2015 annual meeting of stockholders with terms expiring at the 2018 annual meeting of stockholders, (iii) recommend that our stockholders vote "for" such individuals and solicit our stockholders to vote for such individuals in the same manner as other nominees standing for election as directors, (iv) reconstitute the Company's Investment Committee to consist of Messrs. Parrell and Wielansky, Mr. Petty and one additional independent director, with the Investment Committee being entitled to recommend to the Board of Directors that an additional director be added to the Investment Committee, and (v) to amend the charter of the Investment Committee.  If, during the Standstill Period (as defined below), Mr. Wielansky resigns or is otherwise unable or unwilling to serve as a director, and Sandell beneficially owns at least 75% of the shares of common stock held by Sandell on April 23, 2015, then Sandell will have the ability to recommend a replacement director in accordance with the terms of the Standstill Agreement.  Under the Standstill Agreement, Sandell withdrew the notice of its intention to nominate persons for election as directors at our 2015 annual meeting of stockholders.  The Standstill Agreement further provides that Sandell will continue to have the right to vote its shares of common stock through our 2015 annual meeting of stockholders and will vote all of such shares in accordance with the Board of Directors' recommendation with respect to the election of directors, our "say-on-pay" proposal and the ratification of our auditors.
Under the terms of the Standstill Agreement, during the period (the "Standstill Period") from April 23, 2015 until the earlier of (a) the date that is 25 days prior to the deadline for the submission of stockholder nominations of directors in respect of our 2016 annual meeting of stockholders set forth in our Amended and Restated Bylaws, as amended, and (b) the date that is 10 days after the date, if any, that Sandell provides written notice to us that we have materially breached any of our obligations under the Standstill Agreement (which breach, if curable, remains uncured for the 10 days following receipt of such notice), Sandell agrees, among other things, not to (i) sell any securities in the Company to any third party that would knowingly result in such third party owning 5% or more of the then outstanding shares of our common stock (or increase the ownership of any party already owning such percentage), (ii) acquire securities in the Company resulting in Sandell owning 5% or more of the then outstanding shares of our common stock, (iii) engage in any solicitation of proxies or consents with respect to securities of the Company, or (iv) seek to effect mergers, acquisitions, recapitalizations or similar transactions involving the Company.  Each party to the Standstill Agreement has agreed to mutual non-disparagement obligations.  The Standstill Agreement will terminate automatically upon the expiration of the Standstill Period.
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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee's functions include:
•
reviewing the audit plans and findings of the independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracking management's corrective action plans where necessary;

•
reviewing our financial statements (and related regulatory filings), including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;

•	reviewing our risk and control issues, compliance programs and significant tax and legal matters;
•
having the sole discretion to appoint annually the independent registered public accounting firm and evaluating its independence and performance, as well as to set clear hiring policies for our hiring of employees or former employees of the independent registered public accounting firm; and

•	reviewing our risk management processes.
The Audit Committee is currently chaired by Mr. Seward and also consists of Ms. Clegg and Mr. Leeds. All three current members are "independent" directors as defined under the listing standards of the New York Stock Exchange ("NYSE") and under section 10A(m)(3) of the Exchange Act. The Board of Directors has determined that each of the current members of the Audit Committee is an "audit committee financial expert" as defined by the rules of the SEC. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

Corporate Governance
The role of our Board of Directors is to ensure that Brookdale is managed for the long-term benefit of our stockholders. To fulfill this role, the Board of Directors has adopted corporate governance principles designed to assure compliance with all applicable corporate governance standards. In addition, the Board of Directors is informed regarding our activities and periodically reviews, and advises management with respect to, our annual operating plans and strategic initiatives.
The Board of Directors has adopted Corporate Governance Guidelines. The Board of Directors has also adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, both of which are available on our website at www.brookdale.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.
Executive Officers
The following table sets forth certain information concerning our executive officers:
Name	Age	Position
T. Andrew Smith	55	Chief Executive Officer and Director
Mark W. Ohlendorf	55	President and Chief Financial Officer
Gregory B. Richard	61	Executive Vice President and Chief Operating Officer
Bryan D. Richardson	56	Executive Vice President and Chief Administrative Officer
Glenn O. Maul	60	Executive Vice President and Chief People Officer
Tricia A. Conahan	57	Executive Vice President and Chief Marketing Officer
Kristin A. Ferge	41	Executive Vice President, Chief Accounting Officer and Treasurer
George T. Hicks	57	Executive Vice President – Finance
H. Todd Kaestner	59	Executive Vice President – Corporate Development

Mark W. Ohlendorf has served as our President since June 2013 and as our Chief Financial Officer since March 2007.  He previously served as our Co-President from August 2005 until June 2013. Mr. Ohlendorf previously served as Chief Executive Officer and President of Alterra Healthcare Corporation ("Alterra") from December 2003 until August 2005. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer of Alterra. Mr. Ohlendorf has over 30 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He is a past chairman of the board of directors of the Assisted Living Federation of America.
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
See "—Information Concerning Directors" for biographical information for Mr. Smith.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. We reviewed copies of the forms received by us or written representations from certain reporting persons that they were not required to file these forms. Based solely on that review, we believe that during the fiscal year ended December 31, 2014, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them, with the exception of one Form 4 inadvertently filed late by our former director Mark J. Schulte to report the sale of shares owned indirectly through a grantor retained annuity trust that occurred on August 14, 2014.
Item 11.  Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our three other most highly compensated executive officers during 2014, who we refer to as our "named executive officers":
•	T. Andrew Smith, Chief Executive Officer and Director;
•	Mark W. Ohlendorf, President and Chief Financial Officer;
•	Gregory B. Richard, Executive Vice President and Chief Operating Officer;
•	Bryan D. Richardson, Executive Vice President and Chief Administrative Officer; and
•	Kristin A. Ferge, Executive Vice President, Chief Accounting Officer and Treasurer.
Overview of Compensation Process
The Compensation Committee (the "Committee") administers our executive compensation program. In this regard, the role of the Committee is to oversee our compensation plans and policies, administer our Omnibus Stock Incentive Plan, 2014 Omnibus Incentive Plan and Associate Stock Purchase Plan, review and approve corporate goals and objectives relevant to our Chief Executive Officer's and other executive officers' compensation, perform an annual evaluation of the Chief Executive Officer's and other executive officers' performance in light of those goals and objectives, perform an annual review of executive compensation plans, and annually review and approve all decisions regarding the compensation of executive officers. The Committee's membership is determined by the Board of Directors and is composed entirely of independent directors.
At the request of the Committee, our Chief Executive Officer and certain of our other executive officers participate in Committee meetings (excluding executive sessions of the Committee and when their own compensation is determined) and assist the Committee in fulfilling its responsibilities by, for example, providing information to the Committee and making recommendations regarding our compensation program and levels (including recommendations regarding proposed equity grants). Our Chief Executive Officer typically recommends to the Committee any changes in the compensation of our other executive officers, subject to the Committee's ultimate authority and responsibility for determining the form and amount of executive compensation.
The Committee values the opinions expressed by stockholders in the annual advisory vote to approve the compensation of our named executive officers (referred to as "say-on-pay") and considers the outcomes of such votes when making executive compensation decisions. At our 2014 annual meeting of stockholders, more than 99% of the votes cast supported our executive compensation program. The Committee believes this vote provided overwhelmingly positive affirmation of our stockholders' support of our approach to our executive compensation and provided assurance that the program is reasonable and well-aligned with stockholder expectations. Given the high level of approval for the say-on-pay vote, the Committee did not change its overall approach to our executive compensation program.
Executive Officer Compensation Philosophy and Objectives
Because our executive officers are vital to our long-term success, we strive to ensure that our executive compensation program is effective in rewarding performance, retaining key executives responsible for our success and, as needed, attracting new executives. To accomplish these objectives, we intend to provide compensation that is competitive externally, fair internally, and tied to performance.
Our executive compensation program generally consists of the following elements:
•
Base Salary —To attract and retain our key executives, we provide a base salary that reflects the level and scope of responsibility, experience and skills of an executive, as well as competitive market practices. Once base salary is fixed, it does not generally depend on our performance; however, subject to any applicable employment agreement provisions, it remains adjustable based on individual performance.

•
Annual Cash Incentive Opportunity—The purpose of the annual cash incentive opportunity is to motivate and reward executives for their contributions to our performance by providing them with the opportunity to receive annual cash compensation based on the achievement of company-level and individual performance objectives for the year.  The Committee intends to set targets that are challenging, but generally based on the company's business and operating plans so as to avoid encouraging excessive risk-taking.

•
Long-Term Incentive Compensation—The purpose of long-term incentive compensation is to align an executive's long-term goals with those of our stockholders. The Committee has historically utilized a mix of time-based and performance-based restricted stock as the forms of long-term incentive compensation awarded to our executives. The Committee believes that the use of restricted stock appropriately aligns the interests of our executives with those of our stockholders. Additionally, as a retention tool, the Committee believes that the use of restricted stock is particularly helpful since restricted stock retains some value irrespective of any movement in stock price. This encourages employees to remain with the Company during the restricted period and to continue to work to achieve our long-term goals for growth and performance. We have never granted stock options to our employees or executives.

Market Benchmarking
Competitive market practices, including those of a self-selected peer group, are one of many factors the Committee considers in making executive compensation decisions.  The Committee utilizes benchmarking to provide an external frame of reference on range and reasonableness of our compensation levels and practices, but not as a primary or determinative factor.  The Committee has in recent years generally compared our levels of overall compensation and the allocations of individual components of compensation to the median-to-75th percentile levels of compensation provided to executives at peer companies, with the objective to set our levels of target executive compensation close to or within this range.  In this regard, the Committee has in recent years retained the services of independent compensation consultants to assist the Committee in reviewing our executive compensation practices compared to peer and market practices.

In late 2013, the Committee engaged Frederic W. Cook & Co., Inc. ("F.W. Cook") to conduct a review of our executive compensation program to ensure that we continue to compensate our executive officers consistent with the Committee's objectives.  In conducting its review, F.W. Cook utilized data from a peer group developed jointly by the Committee, F.W. Cook and management based on the peers' industry, level of revenue, market capitalization and enterprise value, and number of employees, as well as published compensation surveys for positions for which public information was not available.  The peer group used when reviewing 2014 compensation decisions was comprised of the following 16 companies:
2014 Compensation Peer Group
Capital Senior Living Corporation	LifePoint Hospitals, Inc.
Community Health Systems, Inc.	National HealthCare Corporation
Emeritus Corporation	Select Medical Holdings Corporation
Five Star Quality Care, Inc.	Tenet Healthcare Corporation
Health Management Associates, Inc.	The Ensign Group, Inc.
Healthcare Realty Trust Incorporated	Universal Health Services, Inc.
HealthSouth Corporation	Vanguard Health Systems, Inc.
Kindred Healthcare, Inc.	Wyndham Worldwide Corporation

After concluding its review, F.W. Cook reported to the Committee that the levels of Messrs. Smith's, Ohlendorf's, Richard's and Richardson's 2013 target total compensation were at or slightly below median levels of the peer group, and that Ms. Ferge's 2013 target total compensation was above median.
F.W. Cook reported directly to the Committee and did not provide any services to the Company other than services provided to the Committee. The Committee conducted a specific review of its relationship with F.W. Cook, and determined that its work for the Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010 by the SEC and by the NYSE.
2014 Named Executive Officer Compensation Decisions
Following F.W. Cook's review and subsequent discussion with the Committee in early 2014, the Committee determined that no material changes would be made to our overall approach to executive compensation for 2014. The Committee indicated that its objective would continue to be to keep target total compensation close to or within the median-to-75th percentile levels of the peer group, particularly in light of the complexity of our organization and our above-median market capitalization, enterprise value and number of employees relative to the peer group. The Committee did decide to provide each named executive officer with a base salary increase equal to approximately 2% of the base salary in effect at the end of 2013.  In addition, for certain officers, including the named executive officers, the Committee determined to increase the value of time-based restricted shares awarded as part of the 2014 annual long-term incentive awards in an amount equal to approximately 5% of the value of the 2013 annual long-term incentive awards.  The Committee determined to increase the number of shares awarded in recognition of the significant efforts already provided or expected to be provided during 2013 and 2014 by such officers related to certain transactions, including our transformative acquisition of Emeritus Corporation and transactions with HCP, Inc., which were announced in early 2014 and closed in the third quarter of 2014.  Finally, in September 2014, after the closing of such transactions, the Committee determined to award discretionary cash bonuses and to grant additional awards of time-based restricted stock to certain officers and associates, including Ms. Ferge, in recognition of their significant efforts in connection with the acquisition and integration of Emeritus and the transactions with HCP.
2014 Base Salaries
The Committee approved base salary increases of approximately 2% for 2014 over the base salaries in effect for our named executive officers at the end of 2013, as follows:

Annual Base Salary
Name	2013	2014
T. Andrew Smith	$825,000	$842,000
Mark W. Ohlendorf	$490,000	$500,000
Gregory B. Richard	$450,000	$459,000
Bryan D. Richardson	$360,000	$368,000
Kristin A. Ferge	$250,000	$255,000

2014 Annual Cash Incentive Compensation
During 2014, Messrs. Smith, Ohlendorf, Richard and Richardson participated in the annual cash incentive program applicable to members of our senior management executive committee.  Ms. Ferge participated in the annual cash incentive program applicable to most of our other Executive Vice Presidents and members of management.  Under these cash incentive programs, each of the named executive officers was eligible to receive cash incentive compensation based on company-level and individual performance during 2014.
2014 Annual Cash Incentive Opportunity
The 2014 target total cash incentive opportunity for each of our named executive officers, calculated as a percentage of 2014 base salary, was as follows:
2014 Target Total Annual Cash Incentive Opportunity
Name	Percentage of 2014 Base Salary	2014 Target Total Opportunity
T. Andrew Smith	125%	$1,052,500
Mark W. Ohlendorf	100%	$500,000
Gregory B. Richard	100%	$459,000
Bryan D. Richardson	100%	$368,000
Kristin A. Ferge	80%	$203,817

For Messrs. Smith, Ohlendorf, Richard and Richardson, the company-level performance components of the cash incentive opportunity were to be paid following the end of the fiscal year, dependent on our reported Cash From Facility Operations ("CFFO") per share for 2014 and year-over-year same community senior housing net operating income ("NOI") growth.  The company-level performance component of Ms. Ferge's cash incentive opportunity included only the CFFO per share performance objective.  The company-level performance objectives applicable to our named executive officers were developed by management and approved by the Committee.
The Committee determined to continue utilizing CFFO per share and year-over-year same community senior housing NOI growth as the company-level performance objectives for the 2014 annual incentive programs primarily because such metrics are used by management and the Board in its budgeting process and its evaluation of our liquidity and performance.  Furthermore, the investment community uses such metrics to value our stock and evaluate our performance.
For each of Messrs. Smith, Ohlendorf, Richard and Richardson, the portions of the cash incentive opportunity related to company-level performance objectives were denominated as cash-settled performance awards under our Omnibus Stock Incentive Plan, which was approved by our stockholders, so that amounts paid based on such objectives to individuals who are subject to the deduction limitation under Section 162(m) of the Internal Revenue Code could qualify as performance-based compensation under Section 162(m).  Under our Omnibus Stock Incentive

Plan, the maximum cash-settled performance award that such individuals could receive with respect to company-level objectives under the 2014 annual cash incentive program was $2,000,000.
The individual performance components of the annual cash incentive opportunity were to be paid following the end of the fiscal year, dependent on the level of achievement of certain objectives established for each individual for 2014.  The individual performance objectives for each named executive officer other than Mr. Smith and Ms. Ferge were recommended by Mr. Smith, the Company's Chief Executive Officer, and approved by the Committee near the beginning of the performance period. Mr. Smith's individual performance objectives were approved by the Committee and reviewed with the Board of Directors near the beginning of the performance period.  Ms. Ferge's individual performance objectives were approved by the members of the senior management executive committee (including Mr. Smith) near the beginning of the performance period.
The target annual cash incentive opportunities for the company-level and individual performance objectives were as follows:
2014 Target Annual Cash Incentive Opportunity by Objective
Name	CFFO per Share	Same Community NOI Growth	Individual Objectives
T. Andrew Smith	$641,500	$153,000	$258,000
Mark W. Ohlendorf	$287,000	$50,000	$163,000
Gregory B. Richard	$258,000	$46,000	$155,000
Bryan D. Richardson	$207,000	$37,000	$124,000
Kristin A. Ferge	$142,672	—	$61,145

CFFO per Share.  The targeted level of CFFO per share for 2014 under the annual cash incentive programs was CFFO per share of $2.75, which was consistent with our internal business plan and significantly higher than our actual 2013 CFFO per share results.  Management therefore viewed the performance targets to be challenging. The CFFO per share performance targets were defined as our publicly-reported CFFO per share (as adjusted for integration, transaction-related and electronic medical records ("EMR") roll-out costs). The table below shows the payouts that our named executive officers were to receive based on our 2014 CFFO per share performance as a percentage of the named executive officers' target cash incentive opportunity based on the CFFO per share objective.  Payout percentages were to be interpolated between the steps shown below.

2014 CFFO per Share Targets and Payout Percentages
CFFO per Share Targets	Payout as a Percentage of Target CFFO per Share Opportunity
$3.15 or more	200%
$2.95	150%
$2.91	140%
$2.87	130%
$2.83	120%
$2.79	110%
$2.75	100%
$2.70	90%
$2.65	80%
$2.60	60%
$2.55	40%
$2.50	20%
$2.49 or less	0%

Achievement of the threshold level of CFFO per share performance under our 2014 cash incentive programs would have resulted in 20% of this component of the opportunity being paid. Achievement of the targeted level of performance would have resulted in 100% of this component of the opportunity being paid. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of this component of the target bonus opportunity, up to a maximum of 200% in the case of Messrs. Smith, Ohlendorf, Richard and Richardson (and subject in the case of such individuals to the aggregate maximum payout of $2,000,000 with respect to company-level objectives).
Same Community NOI Growth.  The targeted level of year-over-year same community senior housing NOI growth under the cash incentive program applicable to Messrs. Smith, Ohlendorf, Richard and Richardson was year-over-year growth of 5.51% for 2014. For purposes of the cash incentive program, the actual level of NOI growth was to be measured using a specified subset of our communities (which was intended to exclude the effect of recent acquisitions and dispositions or Program Max projects). The table below shows the payouts that Messrs. Smith, Ohlendorf, Richard and Richardson were to receive based on our level of year-over-year same community NOI growth as a percentage of such named executive officers' target cash incentive opportunity based on that objective.  Payout percentages were to be interpolated between the steps shown below.

2014 Year-Over-Year Same Community NOI Growth Targets and Payout Percentages
Year-Over-Year Same Community NOI Growth Targets	Payout as a Percentage of Target Same Community NOI Growth Opportunity
Grid continues at .2% growth
7.51%	200%
6.51%	150%
6.31%	140%
6.11%	130%
5.91%	120%
5.71%	110%
5.51%	100%
5.25%	90%
5.00%	80%
4.50%	50%
4.00%	20%
Below 4.00%	0%

Achievement of the threshold level of same community NOI growth performance would have resulted in 20% of this component of the opportunity being paid. Achievement of the targeted level of performance would have resulted in 100% of this component of the opportunity being paid. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of this component of the opportunity (subject to the aggregate maximum payout of $2,000,000 with respect to company-level objectives).
Individual Objectives. The individual objectives contained both subjective and objective elements. These individual objectives were intended to create near-term focus of each of the executives on key strategic initiatives supporting our business plan. The objectives were designed to be reasonably achievable, but because they would require significant additional efforts on behalf of each of the executives, the cash incentive opportunity linked to individual performance was at risk. The level of achievement of the individual objectives for each named executive officer other than Mr. Smith and Ms. Ferge was to be determined by the Committee promptly following the end of the fiscal year upon the recommendation of Mr. Smith. The level of achievement of Mr. Smith's individual objectives was to be determined by the Committee and reviewed with the Board of Directors. The level of achievement of the individual objectives for Ms. Ferge was to be determined by the members of the senior management executive committee (including Mr. Smith) promptly following the end of the fiscal year and reviewed by the Committee. Achievement of the targeted level of performance would have resulted in 100% of this component of the opportunity of the being paid, which represented the maximum amount payable to an executive with respect to the individual performance objectives of the 2014 cash incentive opportunity.
For 2014, Mr. Smith's objectives related to certain transactional-related goals, including the successful completion of our acquisition of Emeritus Corporation, planning and successfully implementing the initial phases of the integration of Emeritus Corporation, and successful design and completion of our transactions with HCP, Inc.; the improvement of the effectiveness of our human capital management strategy and of key operational areas, including successful implementation of identified workstreams focused on streamlining business processes and improving the effectiveness of our operations and support functions, implementation of improvements to our Program Max processes, improving certain components of our operating standards, and improving the onboarding process for certain community-level managers; attainment of various corporate marketing and sales goals, including establishing the Chief Marketing Officer role within the organization, continuation of our branding process, and planning and beginning execution of an integrated Brookdale/Emeritus marketing program; implementation of key healthcare systems improvements, including completing a pilot EMR project and roll-out plan for our skilled nursing facilities and implementing a clinical scorecard for our organization; and creation of a team and process for identifying, analyzing and prioritizing innovation opportunities and a process to incubate prioritized innovation initiatives for operational consideration.  Each of these objectives was chosen based on Mr. Smith's oversight role as our Chief Executive Officer.
For 2014, Mr. Ohlendorf's objectives related to successful execution on our acquisition of Emeritus Corporation by developing and implementing a comprehensive business integration plan;  successful implementation of identified workstreams focused on streamlining business processes and improving the effectiveness of our operations and support functions;  improvements to our systems and processes, including completing a pilot EMR project and roll-out plan for our skilled nursing facilities and implementing a clinical scorecard for our organization; and development and execution of an appropriate financing and debt strategy for the combined organization giving effect to our acquisition of Emeritus Corporation.   Each of these objectives was chosen based on Mr. Ohlendorf's role as our Chief Financial Officer.
For 2014, Mr. Richard's objectives related to successful execution on our acquisition of Emeritus Corporation by developing and implementing a comprehensive business integration plan; successful integration of Nurse on Call and Brookdale Healthcare Services in accordance with our underwriting; improvement of the effectiveness of certain of our processes, including certain training and operations tools and successful implementation of identified workstreams focused on streamlining business processes and improving the effectiveness of our operations and support functions; and development of certain sales execution standards and management tools. Each of these objectives was chosen based on Mr. Richard's role as our Chief Operating Officer.
For 2014, Mr. Richardson's objectives related to successful execution on our acquisition of Emeritus Corporation by developing and implementing a comprehensive business integration plan; successful implementation of identified workstreams focused on streamlining business processes and improving the effectiveness of our operations and support functions; improvements to certain of our systems and processes, including completing a pilot EMR project and roll-out plan for our skilled nursing facilities and implementing a clinical scorecard for our organization; and implementation of improvements to our Program Max processes.  Each of these objectives was chosen based on Mr. Richardson's role as our Chief Administrative Officer.
As noted above, Ms. Ferge participated in the annual cash incentive program applicable to most of our other Executive Vice Presidents and members of management, and, for 2014, this group shared a common goal.  For 2014, Ms. Ferge's objectives related to supporting the implementation of identified workstreams focused on streamlining business processes and improving the effectiveness of our operations and support functions.
2014 Annual Cash Incentive Results
The results and payouts under the company-level and individual objectives for our 2014 annual cash incentive programs are described in further detail below, including certain adjustments made thereto.  The total payment that we made to each of our named executive officers under the 2014 annual cash incentive programs was as follows:
Actual 2014 Total Payment under 2014 Annual Cash Incentive Programs
Name	Actual 2014 Total Payment	2014 Target Total Opportunity	Actual 2014 Total Payment as a Percentage of 2014 Target Total Opportunity
T. Andrew Smith	$714,580	$1,052,500	67.9%
Mark W. Ohlendorf	$364,820	$500,000	73.0%
Gregory B. Richard	$340,230	$459,000	74.1%
Bryan D. Richardson	$274,996	$368,000	74.7%
Kristin A. Ferge	$197,961	$203,817	97.1%

The amounts paid with respect to the 2014 CFFO per share cash incentive opportunity were as shown below.  As discussed in detail below, the Committee exercised its discretion to adjust the payout with respect to this component of the opportunity for Messrs. Smith, Ohlendorf, Richard and Richardson, and the senior management executive committee implemented changes to the performance objectives and payout mechanisms for this component of the opportunity for Ms. Ferge.
CFFO per Share Payment
Name	Target Amount	Achievement (as adjusted)	Payment
T. Andrew Smith	$641,500	76.0%	$487,540
Mark W. Ohlendorf	$287,000	76.0%	$218,120
Gregory B. Richard	$258,000	76.0%	$196,080
Bryan D. Richardson	$207,000	76.0%	$157,320
Kristin A. Ferge	$142,672	97.2%	$138,697

The amounts paid to Messrs. Smith, Ohlendorf, Richard and Richardson with respect to the same community NOI growth cash incentive opportunity were as follows.
Same Community NOI Growth Objective Payment
Name	Target Amount	Achievement	Payment
T. Andrew Smith	$153,000	0%	—
Mark W. Ohlendorf	$50,000	0%	—
Gregory B. Richard	$46,000	0%	—
Bryan D. Richardson	$37,000	0%	—

The amounts paid with respect to individual performance objectives were as shown below.  As discussed in detail below, the senior management executive committee implemented changes to the performance objectives and payout mechanism with respect to this component for Ms. Ferge.

Individual Objectives Bonus Payment
Name	Target Amount	Achievement	Payment
T. Andrew Smith	$258,000	88.0%	$227,040
Mark W. Ohlendorf	$163,000	90.0%	$146,700
Gregory B. Richard	$155,000	93.0%	$144,150
Bryan D. Richardson	$124,000	94.9%	$117,676
Kristin A. Ferge	$61,145	96.9%	$59,264

CFFO per Share—Messrs. Smith, Ohlendorf, Richard and Richardson.
We reported CFFO per share of $2.51 for 2014 (as adjusted for integration, transaction-related and EMR roll-out costs), as shown in the reconciliation table set forth below. This level of performance was below target performance of $2.75 per share and would have corresponded to a payout of 28% of the target cash incentive opportunity related to 2014 CFFO per share performance for Messrs. Smith, Ohlendorf, Richard and Richardson.

Subsequent to year end, the Committee observed that several significant transactions announced and completed during the year impacted the 2014 CFFO per share targets.  The Committee determined that, while the transactions were expected to be significantly accretive over the longer-term, the timing of the closing of the following transactions during the third quarter of 2014 resulted in short-term aggregate dilution to 2014 CFFO per share of $0.13, as follows:
•	Our acquisition of Emeritus Corporation, which closed on July 31 and resulted in short-term dilution to 2014 CFFO per share of $0.06.
•	Our completion of transactions with HCP, Inc., which closed on August 29 and resulted in short-term dilution to 2014 CFFO per share of $0.03.
•	Our issuance of approximately 10.3 million shares of common stock on September 12 as part of a $330 million equity offering, which resulted in short-term dilution to 2014 CFFO per share of $0.04.
After reviewing the impact to CFFO per share of the foregoing three transactions, the Committee exercised its discretion under the Omnibus Stock Incentive Plan to equitably adjust the payout of the portion of the cash incentive opportunity tied to 2014 CFFO per share to remove the impact of the dilution caused by the timing of the closing of the foregoing transactions. The Committee exercised its discretion because the time horizon of the annual cash incentive program is one calendar year, while the Emeritus and HCP transactions closed after mid-year and were not budgeted to be accretive to CFFO per share for calendar year 2014.  In addition, due to the timing of the use of proceeds of the equity offering, such uses had minimal impact on CFFO for the fourth quarter of 2014 but increased the number of shares outstanding for the calculation of fourth quarter 2014 CFFO per share.  As a result of such equitable adjustments, Messrs. Smith, Ohlendorf, Richard and Richardson were paid 76.0% of their target cash incentive opportunity related to 2014 CFFO per share, corresponding to 2014 CFFO per share of $2.64 ($2.51 plus $0.13).
The table below shows the reconciliation of net cash provided by operating activities to CFFO for the year ended December 31, 2014 and each of the quarters therein. CFFO is a measurement of liquidity that is not calculated in accordance with generally accepted accounting principles, or GAAP, and should not be considered in isolation as a substitute for cash flows provided by or used in operations, as determined in accordance with GAAP. Annual CFFO per share is calculated as the sum of the quarterly amounts for the year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures" in the Original Filing for additional information regarding how we define and use CFFO and the limitations on the use of this non-GAAP financial measure.
	Three Months Ended				Year Ended
(in thousands, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net cash provided by operating activities	$52,696	$91,518	$12,634	$85,804	$242,652
Changes in operating assets and liabilities	28,558	(2,469)	29,620	(18,610)	37,099
Refundable entrance fees received	5,924	11,018	3,388	12	20,342
Entrance fee refunds disbursed	(8,446)	(9,213)	(7,668)	(538)	(25,865)
Recurring capital expenditures, net	(9,369)	(11,841)	(13,199)	(16,353)	(50,762)
Lease financing debt amortization with fair market value or no purchase options	(3,897)	(3,983)	(10,710)	(10,028)	(28,618)
Distributions from unconsolidated ventures from cumulative share of net earnings	(245)	(370)	(595)	(630)	(1,840)
Cash From Facility Operations from unconsolidated ventures	2,241	1,996	9,435	11,662	25,334
Reported Cash From Facility Operations	$67,462	$76,656	$22,905	$51,319	$218,342
Add: integration, transaction-related and EMR roll-out costs	11,783	11,941	76,649	46,023	146,396
Adjusted Cash From Facility Operations	$79,245	$88,597	$99,554	$97,342	$364,738
Weighted Average Shares	124,478	125,058	159,003	183,432	148,185
CFFO per share	$0.54	$0.61	$0.14	$0.28	$1.57
Add: integration, transaction-related and EMR roll-out costs	0.10	0.10	0.49	0.25	0.94
Adjusted CFFO per share	$0.64	$0.71	$0.63	$0.53	$2.51

CFFO per Share—Ms. Ferge.
During the third quarter of 2014, and as a result of the closing of our acquisition of Emeritus Corporation on July 31, 2014, our senior management executive committee implemented changes to the performance objectives and payout mechanism associated with the CFFO per share component of our annual cash incentive plan applicable to most of our members of management who are not members of our senior management executive committee, including Ms. Ferge.  The executive committee received input from the Committee regarding such changes, which were implemented to incentivize our management to focus on our integration of Emeritus Corporation.
As a result of such changes, Ms. Ferge's annual cash incentive opportunity tied to our 2014 CFFO per share, which represented 70.0% of her target annual cash incentive opportunity, was frozen effective July 31, 2014 and was measured against the actual amount of our CFFO per share for the first two quarters of 2014 plus the budgeted amount of CFFO per share for the final two quarters of 2014 for standalone Brookdale.  The target annual cash incentive opportunity associated with our CFFO per share was reduced to 45% of her target total annual cash incentive opportunity to reflect a partial-year performance period.  In addition, new company-level performance objectives were utilized for the remaining 25% of the target annual cash incentive opportunity formerly tied to our 2014 CFFO per share.  These company-level performance objectives were to be measured against our performance after the closing of the merger with Emeritus Corporation, and they related to our actual progress measured against our integration plan for the merger; the financial performance of our portfolio and the Emeritus portfolio during the second half of the year, primarily measured against growth rates in the portfolios during the first half of the year; and key associate retention.  Such company-level performance objectives were weighted at 10%, 10% and 5% of her target total annual cash opportunity, respectively.
 We reported CFFO per share of $1.35 for the first half of 2014, and the budgeted amount of CFFO per share for standalone Brookdale for the second half of 2014 was $1.44 per share, in each case as adjusted for integration, transaction-related and EMR roll-out costs.  Accordingly, Ms. Ferge was eligible to receive 110% of her revised target CFFO annual cash incentive opportunity, corresponding to CFFO per share of $2.79 per share.  In addition, the executive committee determined that the level of performance with respect to the new company-level performance objectives was 98.0%, 37.5% and 100% for the objectives related to integration, financial performance of our portfolio and Emeritus' portfolio and key associate retention, respectively, resulting in a weighted average level of achievement of 74.2% of such new company-level objectives.  The amounts paid to Ms. Ferge with respect to the revised 2014 CFFO per share and new company-level objectives were as follows:
Revised 2014 CFFO per Share and Company-Level Objectives Payment
Revised 2014 Objectives/Period	Target Amount	Achievement	Payment
CFFO per Share (January 1, 2014 – July 31, 2014)	$91,717	110.0%	$100,889
Company-level objectives (August 1, 2014 – December 31, 2014)	$50,955	74.2%	$37,808
Same Community NOI Growth.
We achieved year-over-year same community senior housing NOI growth of 1.1% for 2014, which was below the threshold performance level for this component of the cash incentive opportunity. Accordingly, the Committee determined that no portion of the opportunity based on the same community NOI growth performance objective would be paid.
Individual Objectives—Messrs. Smith, Ohlendorf, Richard and Richardson.
Following conclusion of the 2014 fiscal year, the Committee determined that Mr. Smith had achieved 88.0% of his individual performance objectives.  In addition, based upon Mr. Smith's recommendation and the Committee's own evaluation of each named executive officer's performance against the individual performance objectives that had been previously established, the Committee determined the level of achievement of the other named executive officers.  The level of achievement of Messrs. Smith's, Ohlendorf's, Richard's and Richardson's individual performance objectives and associated payouts are shown above.

Individual Objectives—Ms. Ferge

During the third quarter of 2014, and as a result of the closing of our acquisition of Emeritus Corporation on July 31, 2014, our senior management executive committee implemented changes to the performance objectives and payout mechanism associated with the individual objectives component of our annual cash incentive plan applicable to most of our members of management who are not members of our senior management executive committee, including Ms. Ferge.  The executive committee received input from the Committee regarding such changes, which were implemented to incentivize our management to focus on our integration of Emeritus Corporation. As a result of such changes, Ms. Ferge's individual objectives were supplemented to include goals related to our integration of Emeritus Corporation beginning August 1, 2014.  Following the conclusion of the 2014 fiscal year, and based upon Mr. Smith's recommendation and the Committee's own evaluation of Ms. Ferge's performance against the individual performance objectives that had been previously established and revised, the Committee determined that Ms. Ferge had achieved the following level of her performance objectives, corresponding to the payout shown:
Revised 2014 Individual Objectives Payment
Applicable Period	Target Amount	Achievement	Payment
January 1, 2014 – July 31, 2014	$35,668	94.7%	$33,787
August 1, 2014 – December 31, 2014	$25,477	100%	$25,477

2014 Long-Term Incentive Awards
During 2014, the Committee granted long-term incentive awards consisting of shares of time-based and performance-based restricted stock to our named executive officers with fair market values as follows (calculated in accordance with ASC 718):
2014 Long-Term Incentive Awards
Name	Annual Grant of Time-Based Restricted Stock ($)	Annual Grant of Performance- Based Restricted Stock ($)	Other Grant of Time-Based Restricted Stock ($)	Total ($)
T. Andrew Smith	$1,787,522	$1,625,003	—	$3,412,525
Mark W. Ohlendorf	$516,674	$469,677	—	$986,351
Gregory B. Richard	$481,264	$437,535	—	$918,799
Bryan D. Richardson	$387,837	$352,562	—	$740,399
Kristin A. Ferge	$193,094	$175,538	$172,100	$540,732
In recent years, annual grants of long-term incentive awards to our named executive officers have generally been comprised of one-half time-based restricted shares and one-half performance-based restricted shares.  As described under "—2014 Named Executive Officer Compensation Decisions," for 2014, the Committee determined to increase the value of time-based restricted shares within the 2014 annual award in an amount equal to approximately 5% of the value of the 2013 annual long-term incentive awards.

The annual grants of time-based restricted stock generally vest ratably in four annual installments beginning on February 27, 2015, subject to continued employment.  Seventy-five percent (75%) of the annual grants of performance-based restricted stock will generally vest on February 27, 2017 and the other twenty-five percent (25%) will generally vest on February 27, 2018, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. With respect to each performance-based tranche, achievement of the threshold level of performance would result in the vesting of 20% of the shares in that performance-based tranche.  Achievement of the targeted level of performance would result in the vesting of 100% of the shares in that performance-based tranche. Any performance-based shares which do not vest in either tranche will be forfeited.
In addition to annual grants, the Committee made a grant of 5,000 shares of time-based restricted stock to Ms. Ferge in September 2014, which will generally vest ratably in three annual installments beginning on September 12, 2015, subject to continued employment.  The Committee determined to make additional grants of timed-based restricted stock to several of our officers and associates, including Ms. Ferge, in recognition of such individuals' considerable effort in connection with our acquisition and integration of Emeritus Corporation and the transactions with HCP, Inc. which closed in the third quarter.
 The performance targets for the shares of performance-based restricted stock eligible to vest in 2017 are based on our three-year compound annual growth rate ("CAGR") of CFFO per share, with results to be measured based on our CFFO per share in 2016. For purposes of the calculation, CFFO per share will exclude acquisition, integration, EMR and other transaction costs and will also exclude federal income taxes to the extent that we become a federal income taxpayer in future periods. The performance targets for the performance-based shares eligible to vest in 2018 are based on our calendar year 2017 return on investment ("ROI") on all Program Max projects approved in 2014 and completed prior to the end of 2015.  Achievement of the targeted level of performance would result in the vesting of 100% of the shares in that performance-based tranche. Any performance-based shares which do not vest in either tranche will be forfeited.  Management viewed the performance targets to be challenging.
 The restricted share agreements associated with the long-term incentive awards granted to the named executive officers contain non-competition (for each named executive officer other than Ms. Ferge), non-solicitation, non-disparagement and confidentiality covenants.  With respect to any termination of a named executive officer's employment, treatment of the restricted stock awards will be as provided in the applicable award agreement governing such awards, as described under "Potential Payments Upon Termination or Change in Control."  Each of the named executive officers will also be entitled to receive dividends on unvested shares granted to them, to the extent that any such dividends are declared in the future.
 2011 Performance-Based Long-Term Incentive Awards
During 2011, the Committee granted performance-based restricted stock awards to each of the named executive officers.  Seventy-five percent (75%) of the shares were eligible to vest on May 20, 2014 and twenty-five percent (25%) are eligible to vest on May 20, 2015, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. With respect to each tranche of awards, achievement of the threshold level of performance would result in the vesting of 40% of the shares in that tranche. Achievement of the targeted level of performance would result in the vesting of 100% of the shares in that tranche. Any shares which do not vest in either tranche would be forfeited.
As previously disclosed, the tranche eligible to vest on May 20, 2014 was dependent on the level of achievement of performance targets based on our three-year CAGR of CFFO per share measured based on our 2013 CFFO, and approximately 42.7% of such tranche vested in 2014 based on our 2013 CFFO per share.
The tranche eligible to vest on May 20, 2015 was dependent upon the level of achievement of performance targets based our 2014 ROI on all Program Max projects approved in 2011 and completed prior to the end of 2012.  The table below shows the percentage of such tranche that would vest based on our actual 2014 ROI on such Program Max projects.  Vesting percentages were to be interpolated between the steps shown below.

2011 LTIP Awards – 2014 Program Max ROI Targets
ROI Target	Percentage of Tranche that Would Vest
14% or above	100%
12%	75%
11%	55%
10%	40%
Below 10%	No vesting

Based on our actual ROI on such Program Max projects of 19% for 2014, all of the shares will vest on May 20, 2015.  The number of shares that will vest on May 20, 2015 for each of our named executive officers are as follows:
Vesting of 2011 Performance-Based Restricted Stock Awards
Name	Shares Eligible to Vest in May 2015	Percentage of Shares that will Vest in May 2015
T. Andrew Smith	8,540	100%
Mark W. Ohlendorf	8,540	100%
Gregory B. Richard	6,411	100%
Bryan D. Richardson	6,411	100%
Kristin A. Ferge	3,192	100%

2012 Performance-Based Long-Term Incentive Awards
During 2012, the Committee granted performance-based restricted stock awards to each of the named executive officers.  Seventy-five percent (75%) of the shares were eligible to vest on February 27, 2015 and twenty-five percent (25%) are eligible to vest on February 27, 2016, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. With respect to each tranche of awards, achievement of the threshold level of performance would result in the vesting of 40% of the shares in that tranche. Achievement of the targeted level of performance would result in the vesting of 100% of the shares in that tranche. Any shares which do not vest in either tranche would be forfeited.
The performance targets for the tranche eligible to vest on February 27, 2015 were based on our three year CAGR of CFFO per share, measured based on our CFFO per share in 2014. For purposes of the calculation, CFFO per share excludes acquisition, integration and other transaction costs and federal income taxes to the extent that we become a federal income taxpayer in future periods. The table below shows the percentage of such tranche that would vest based on our actual CFFO per share in 2014.  Vesting percentages were to be interpolated between the steps shown below.
2012 LTIP Awards – 2014 CFFO per Share Targets
2014 CFFO per Share	Percentage of Tranche that Would Vest
$2.96 or above	100%
$2.81	75%
$2.66	55%
$2.59	40%
Below $2.59	No vesting

Based on our reported 2014 results ($2.51 per share of CFFO), all of the shares eligible to vest on February 27, 2015 were forfeited.  Despite the impact of the timing of the closings of the acquisition of Emeritus Corporation, the transactions with HCP and our $330 million equity offering during the third quarter of 2014, the Committee did not exercise its discretion to equitably adjust our measurement of 2014 CFFO performance or the 2014 CFFO performance targets for these awards since the time-horizon for such performance-based shares was three years, and such transactions impacted our CFFO per share for only the last two quarters of such three-year period.  The number of shares that were eligible to vest on February 27, 2015 for each of our named executive officers was as follows:
Vesting of 2012 Performance-Based Restricted Stock Awards
Name	Shares Eligible to Vest in February 2015	Percentage of Shares that Vested in February 2015
T. Andrew Smith	18,471	0%
Mark W. Ohlendorf	18,471	0%
Gregory B. Richard	13,865	0%
Bryan D. Richardson	13,865	0%
Kristin A. Ferge	6,903	0%

The performance targets for the tranche eligible to vest on February 27, 2016 are based on our 2015 ROI on all Program Max projects approved in 2012 and completed prior to the end of 2013.
Discretionary Bonus to Ms. Ferge
Following the closing of our acquisition of Emeritus Corporation and transactions with HCP, Inc., the Committee determined to award discretionary cash bonuses to certain officers and associates, including a bonus of $25,000 to Ms. Ferge, in recognition of their significant efforts in connection with the acquisition and integration of Emeritus and the transactions with HCP.
Section 162(m) Limits on Deductibility
Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that a company may deduct in any one year with respect to its chief executive officer and each of its next three most highly paid executive officers other than the chief executive officer and chief financial officer. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy that all compensation must be deductible.
Certain performance-based compensation approved by stockholders is not subject to the compensation deduction limit. For the portion of the 2014 annual cash incentive plan based on company company-level objectives for each of Messrs. Smith, Ohlendorf, Richard and Richardson, the cash incentive opportunity was denominated as a cash-settled performance award under our Omnibus Stock Incentive Plan, which was approved by our stockholders, so that amounts paid based on such objectives to individuals who are subject to the deduction limitation under Section 162(m) of the Internal Revenue Code could qualify as performance-based compensation under Section 162(m).  Under our Omnibus Stock Incentive Plan, the maximum cash-settled performance award that each such individual could receive with respect to company-level objectives under the 2014 annual cash incentive program was $2,000,000.  In addition, performance-based restricted stock we have issued under our Omnibus Stock Incentive Plan and 2014 Omnibus Incentive Plan can qualify as performance-based compensation under Section 162(m).

 Stock Ownership and Retention Guidelines
Since 2007, we have maintained stock ownership and retention guidelines applicable to certain of our officers, including our named executive officers, to further align the interests of our executives with the interests of our stockholders.  In March 2015, the Committee adopted amended and restated guidelines, under which our named executive officers are expected to hold a number of shares with a minimum market value expressed as a multiple of the named executive officer's base salary.  Under our prior guidelines, our named executive officers were expected to hold a set number of shares, regardless of the market value of such number of shares.  The expected levels of ownership of our named executive officers under our prior guidelines and under our amended and restated guidelines are as follows:

Stock Ownership Guidelines—Expected Level of Ownership
Position	Number of Shares (Prior Guidelines)	Multiple of Base Salary (Current Guidelines)
Chief Executive Officer	150,000	5.0x
Chief Financial Officer or Chief Operating Officer	100,000	4.0x
Chief Administrative Officer	50,000	3.0x
Executive Vice President	35,000	3.0x

The expected level of ownership may be met through stock purchased by the officer or his or her spouse in the market and/or through stock received upon vesting of equity awards. Unvested equity awards do not count toward the expected level of ownership, except that under the amended and restated guidelines the estimated number of after-tax time-based restricted shares that are scheduled to vest within 90 days will count towards the expected level of ownership.
The expected level of ownership must be achieved by the later of (i) May 9, 2012 (i.e., five years after the initial adoption of the guidelines) or (ii) the fifth anniversary of such officer's becoming subject to the guidelines as a result of being hired or promoted into a position covered by the guidelines.  Until the expected ownership level is achieved, each officer is expected to retain at least 50% of after-tax shares obtained through our equity compensation plans, and an officer will be deemed to be in compliance with the amended and restated guidelines if he or she has retained at least 50% of such after-tax shares.  In addition, if an officer has achieved the expected stock ownership level and subsequent changes in the market price of our stock or the amount of such officer's base salary result in such officer's failure to maintain the expected stock ownership level, such officer will be expected to retain at least 50% of after-tax shares obtained through our equity compensation plans until the expected stock ownership level is again achieved.
As of the date hereof, each of our named executive officers is in compliance with our stock ownership and retention guidelines and holds shares with a market value in excess of such named executive officer's applicable multiple of base salary.
Employment Agreement and Severance Policies Applicable to Named Executive Officers
We are party to an employment agreement with Mr. Smith, which we entered into in connection with his appointment as Chief Executive Officer in February 2013.  Our other named executive officers do not have employment agreements, but they are eligible to participate in the Brookdale Senior Living Inc. Severance Pay Policy, Tier I, as amended by certain letter agreements with such named executive officers (the "Policy"), which the Committee adopted on August 6, 2010.  These agreements provide for the benefits described in greater detail below, which for Messrs. Smith, Ohlendorf, Richard and Richardson generally include the payment of 300% of base salary for a termination of an executive by us without cause or by the executive with good reason within 12 months following a change in control and the payment of 250% of base salary for such terminations outside the context of a change in control, and for Ms. Ferge, 100% of base salary for a termination by us without cause or by the executive for good reason, plus 100% of the target annual cash incentive for the year of termination if such termination occurred within 12 months following a change in control or 75% of the target annual cash incentive for the year of termination if such termination occurred outside the context of a change in control.
During early 2015, the Committee conducted a review of our severance framework applicable to our Chief Executive Officer and members of our senior management executive committee after we had received feedback from several significant stockholders regarding our change in control severance arrangements.  As part of its review, the Committee engaged F.W. Cook in early 2015 to review our severance framework against those of the peer group used by F.W. Cook in connection with 2015 compensation decisions.  F.W. Cook reported that the severance framework of a majority of the peer group would provide greater severance benefits than our severance framework, primarily because Mr. Smith's employment agreement and the Policy do not provide for the payment of a multiple of target annual incentive compensation for terminations without cause or with good reason.  In light of F.W. Cook's report and the feedback we had received from stockholders, the Committee determined that adopting amendments to the employment agreement and Policy as described below would be appropriate and would help to ensure that our severance and change in control benefits are competitive within the market in order to assist us in retaining key executives and that our senior executives' interests are aligned with those of our stockholders, particularly in the context of a change in control.
Upon the unanimous recommendation of the Committee following its review, the Board approved amendments to Mr. Smith's employment agreement and the Policy applicable to members of our senior management executive committee (which includes Messrs. Ohlendorf, Richard and Richardson, but excludes Ms. Ferge) to provide for the following additional benefits in the event the named executive officer's employment is terminated by us without cause or he terminates his employment for good reason:
•
If such termination occurs within 12 months of a change in control, the payment in a lump sum on the 60th day following such termination of 300% of the named executive officer's target annual bonus opportunity for the year of termination;

•
If such termination occurs outside the context of a change in control, payments in installments over 18 months of 250% of the named executive officer's target annual bonus opportunity for the year of termination; and

•
For Messrs. Ohlendorf, Richard and Richardson, the payment of an annual cash bonus for the year of termination (to the extent earned under the terms of the annual incentive plan), pro-rated based on the number of days he was employed by us, whether or not such termination occurs in the context of a change in control.  Mr. Smith was already entitled to receive a similar pro-rated annual bonus pursuant to the terms of his employment agreement.

The summaries below of the terms of our employment agreement with Mr. Smith and the Policy reflect the amendments described above.
Employment Agreement with T. Andrew Smith
Mr. Smith's employment agreement dated February 11, 2013 superseded and replaced the severance pay policy letter agreement, dated as of August 6, 2010, between us and Mr. Smith (as described below), and was amended on April 23, 2015 as described above. The employment agreement has a three year term, subject to automatic extensions for additional one year periods, unless either we or Mr. Smith give written notice to the other no less than 90 days prior to the expiration of the term that the term will not be so extended.
Mr. Smith's initial base salary was $480,000 per year, which was increased to $825,000 per year as of the date that his service as Chief Executive Officer began. In addition, Mr. Smith is eligible to receive an annual cash bonus opportunity targeted at 125% of base salary, subject to the terms of our incentive compensation plan for senior executive officers. Mr. Smith is eligible to participate in various benefit plans that we make available to our senior executive officers. In addition, we provide Mr. Smith with basic term life insurance benefits of at least 100% of his base salary, at no cost to Mr. Smith.
 In the event Mr. Smith's employment is terminated by us without "cause" or he resigns for "good reason" (each as defined in the employment agreement) (in each case other than within 12 months following a "change in control"

(as defined in the employment agreement)), upon signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants, he will be entitled to receive the following severance payments and benefits: (i) 250% of his base salary paid in installments over 18 months, (ii) 250% of his target bonus opportunity for the year of his termination paid in installments over 18 months, (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed by us, and (iv) if then eligible for, and he elects continuation of health coverage under COBRA, we will pay the employer portion of Mr. Smith's COBRA premium payments for 18 months as if he were still an active employee (the "Severance Benefits").
If Mr. Smith's employment is terminated by reason of his death or "disability" (as defined in the employment agreement), Mr. Smith (or his beneficiary or estate, as applicable) will be entitled to receive an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed by us, subject, in the event of termination by reason of disability, to Mr. Smith signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants.
In the event Mr. Smith's employment is terminated by us without cause or he resigns for good reason, in each case within 12 months following a change in control, upon signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants, he will be entitled to receive the following severance payments and benefits: (i) 300% of his base salary paid in installments over 18 months, (ii) 300% of his target bonus incentive opportunity for the year of his termination paid in a lump sum on the 60th day following such termination; (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed by us, and (iv) the Severance Benefits.
Termination of Mr. Smith's employment within 30 days of the end of the initial term or any renewal term of the employment agreement following the provision of written notice of non-renewal by us will be treated as a termination of Mr. Smith's employment without cause for purposes of the employment agreement and for purposes of any equity awards previously granted to Mr. Smith or granted to him during the term of the employment agreement.
With respect to any termination of Mr. Smith's employment, treatment of restricted stock awards will be as provided in the applicable award agreement governing such awards, as described under "Potential Payments Upon Termination or Change in Control."
Any payments that are not deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after tax position for Mr. Smith.
The employment agreement contains customary non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Mr. Smith's employment and for one year following his termination of employment; the non-solicitation restrictions will continue in effect during his employment and for two years following his termination of employment. The confidentiality and mutual non-disparagement obligations will apply during his employment and at all times thereafter. A breach of such covenants will result in the cessation of severance pay and benefits and may result in Mr. Smith's being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.
The non-competition provisions provide that Mr. Smith shall not directly or indirectly, either as a principal, agent, employee, employer, consultant, partner, shareholder of a closely held corporation or shareholder in excess of five percent (5%) of a publicly traded corporation, corporate officer or director, or in any other individual or representative capacity, engage or otherwise participate in any manner or fashion in any business that is a Competing Business in the Area (each as defined below). For purposes of this provision: "Area" means a fifteen (15) mile radius of any senior living facility owned, managed or operated by us (or our successor) at the time Mr. Smith's employment is terminated; and "Competing Business" means the business of owning, operating or managing senior living facilities having gross annualized revenues of at least $35 million or owning, operating or managing, in the aggregate, at least 1,000 units/beds provided that at least 750 units/beds owned, operated or managed by such business are located within the Area.

Severance Pay Policy, Tier I
On August 6, 2010, the Committee adopted the Policy, which applies to each of the members of our senior management executive committee (excluding Mr. Smith) and our other officers who have a title of Executive Vice President or higher. Additionally, on August 6, 2010, the Committee approved letter agreements for certain of these executives, including each of the named executive officers. The letter agreements, which became effective as of August 6, 2010, terminated each of the named executive officers' then-existing employment agreements in consideration of our adoption of the Policy. The letter agreements also provide for certain modifications to the Policy as it is applied to the named executive officers and state that the Policy will not be amended in a manner that is disadvantageous to a named executive officer without such executive's prior written consent. Mr. Smith's letter agreement was terminated in February 2013 upon the execution of his employment agreement described above.
Pursuant to the Policy, as modified by the letter agreements and the amendment adopted on April 23, 2015 as described above, following a "separation from service" (as defined in the Policy) by us without "cause" (as defined in the Policy) or by a named executive officer with "good reason" (as defined in the Policy), the named executive officer is entitled to: (i) for each of Messrs. Ohlendorf, Richard and Richardson, 250%, and for Ms. Ferge, 100% of such officer's annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason); (ii) for each of Messrs. Ohlendorf, Richard and Richardson, 250%, and for Ms. Ferge, 75%, of such officer's target bonus opportunity for the year of separation from service paid in installments over 18 months; (iii) for each of Messrs. Ohlendorf, Richard and Richardson, an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such officer was employed by us, and (iv) continued health insurance benefits for 18 months (or until a breach of the Policy or such officer becomes eligible for other medical coverage, if earlier). Pursuant to the Policy, as modified by the letter agreements, following a separation from service by us without cause or by a named executive officer with good reason within 12 months following a "change in control" (as defined in the Policy), the named executive officer is entitled to: (i) for each of Messrs. Ohlendorf, Richard and Richardson, 300%, and for Ms. Ferge, 100%, of such officer's annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason); (ii) for each of Messrs. Ohlendorf, Richard and Richardson, 300% of such officer's target bonus incentive opportunity for the year of separation from service paid in a lump sum on the 60th day following such termination, and for Ms. Ferge, 100% of her target bonus incentive opportunity for the year of her separation from service paid in installments over 18 months; (iii) for each of Messrs. Ohlendorf, Richard and Richardson, an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such officer was employed by us; and (iv) continued health insurance benefits for 18 months (or until a breach of the Policy or such officer becomes eligible for other medical coverage, if earlier). If payments pursuant to the Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.
Except as otherwise noted above, severance pay will be paid to the named executive officers in equal periodic installments on our regular payroll dates, spanning 18 months and commencing on the 60th day following an executive's "qualifying separation from service" (as defined in the Policy and modified by the letter agreements) so long as such executive has signed and returned a waiver and release and the seven day revocation period for the signed release has expired. A named executive officer must acknowledge in such release that all restrictive covenants to which he is a party will remain in force for the period specified in such covenants and the severance pay such executive is entitled to is additional consideration for such restrictive covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in such officer's being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.
2015 Compensation Decisions
On July 31, 2014, we completed our acquisition of Emeritus Corporation, and on August 29, 2014, we completed significant transactions with HCP, Inc.  As part of the Committee's ongoing review of our executive compensation plans and programs, and in light of the transformative nature of these transactions, the Committee engaged F.W. Cook to assist in developing a revised peer group and to conduct an independent market analysis using that peer group to determine whether any changes needed to be considered for our executive compensation programs.  F.W. Cook conducted the independent market analysis using a revised peer group that reflected our increased levels of revenue, market capitalization and enterprise value, and increased number of employees.  The revised peer group includes 18 companies in the health care facilities, healthcare services, managed healthcare, healthcare REIT, hospitality and restaurant industries, comprised of the following:
2015 Compensation Peer Group
Centene Corporation	National HealthCare Corporation
Community Health Systems, Inc.	Omnicare, Inc.
Darden Restaurants, Inc.	Quest Diagnostics Incorporated
HealthSouth Corporation	Select Medical Holdings Corporation
Health Care REIT, Inc.	Starwood Hotels & Resorts Worldwide, Inc.
Hyatt Hotels Corporation	Tenet Healthcare Corporation
Kindred Healthcare, Inc.	The Ensign Group, Inc.
Laboratory Corporation of America Holdings	Universal Health Services, Inc.
LifePoint Hospitals, Inc.	Wyndham Worldwide Corporation
F.W. Cook completed its analysis and reported that the target total compensation for several of our executive officers, including Messrs. Smith, Ohlendorf, Richard and Richardson, was substantially below the median of our peer group, particularly due to our lower-than-median base salaries and target long-term incentive compensation.
In light of F.W. Cook's report, the Committee determined to increase the 2015 target total compensation for Messrs. Smith, Ohlendorf, Richard and Richardson by increasing their base salaries (with corresponding increases in the target amount of each executive's short term cash incentive opportunity) and by increasing the targeted amount of their annual long-term incentive awards.  As a result of such increases, their base salaries and target long-term incentive compensation were closer to, but still below, the median base salaries and target long-term incentive compensation of similarly titled roles of the peer group.  The Committee indicated that, over the long-term, its objective would be to target executive compensation in the mid-range of the peer group with potential upside opportunity if supported by performance.
As a result, and in recognition of various considerations, including the retention and alignment-of-interests objectives of our executive compensation program and the executives' considerable efforts in connection with our transformative acquisition of Emeritus and the transactions with HCP, Inc. during 2014, following a review of the proposed terms and amounts of the awards with the Committee's independent consultant, the Committee also awarded other shares of performance and/or time-based restricted stock to Messrs. Smith, Ohlendorf, Richard and Richardson, in the amounts described below.
The Committee also determined to provide Ms. Ferge with a base salary increase equal to approximately 2% of her base salary in effect for 2014.  The grant date fair value of Ms. Ferge's grant of 2015 long-term incentive awards decreased by 5% over the fair value for such award in 2014, and such amount is consistent with the grant date fair value of annual long-term incentive awards granted to Ms. Ferge in 2013.
The base salaries of our named executive officers for 2015 are as follows:

2015 Annual Base Salary
Name	2015	Increase from 2014
T. Andrew Smith	$950,000	13%
Mark W. Ohlendorf	$540,000	8%
Gregory B. Richard	$510,000	11%
Bryan D. Richardson	$420,000	14%
Kristin A. Ferge	$260,000	2%

The 2015 target cash incentive opportunity that each of our named executive officers is eligible to receive calculated as a percentage of 2015 base salary is as follows:
2015 Target Total Annual Cash Incentive Opportunity
Name	Percentage of 2015 Base Salary	Total 2015 Target Opportunity
T. Andrew Smith	125%	$1,187,500
Mark W. Ohlendorf	100%	$540,000
Gregory B. Richard	100%	$510,000
Bryan D. Richardson	100%	$420,000
Kristin A. Ferge	80%	$208,000

The target annual cash opportunity will continue to be based on company-level and individual performance objectives during 2015, with Messrs. Smith's, Ohlendorf's, Richard's and Richardson's company-level objectives being CFFO per share for 2015 and year-over-year same community senior housing NOI growth and Ms. Ferge's company-level objective being only CFFO per share for 2015.
The fair values of the long-term incentive awards granted to our named executive officers on February 5, 2015, are as follows (calculated in compliance with ASC 718):
2015 Long-Term Incentive Awards
Name	2015 Annual Grant ($)	2015 Other Grant ($)
T. Andrew Smith	$4,750,022	$2,786,757
Mark W. Ohlendorf	$1,500,027	$668,826
Gregory B. Richard	$1,100,017	$668,826
Bryan D. Richardson	$800,019	$780,279
Kristin A. Ferge	$351,093	—
One-half of the annual grant of long-term incentive awards to each named executive officer for 2015 are time-based shares that generally vest ratably in four annual installments beginning on February 27, 2016, subject to continued employment.  The other one-half of such awards are performance-based shares, 75% of which will generally vest on February 27, 2018 and 25% of which will generally vest on February 27, 2019, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee.  Achievement of the target level of performance for a performance-based tranche will result in the vesting of 100% of the shares in such performance-based tranche.  The performance targets for the performance-based shares vesting in 2018 are based on our three-year CAGR of CFFO per share, with results to be measured based on our CFFO per share in 2017.  Achievement of the threshold level of performance will result in the vesting of 40% of shares in such performance-based tranche.  The performance targets for the performance-based shares vesting in 2019 are based on our 2018 ROI on all Program Max projects approved in 2015 and completed prior to the end of 2016.  Achievement of the threshold level of performance will result in the vesting of 20% of shares in such performance-based tranche.
The other grant of long-term incentive awards for Messrs. Ohlendorf, Richard and Richardson are time-based shares of restricted stock that generally vest ratably in three annual installments beginning on February 27, 2016, subject to continued employment.  One-third of the other grant of long-term incentive awards for Mr. Smith are time-based shares of restricted stock that generally vest in one installment on February 27, 2018, subject to his continued employment.  The other two-thirds of such awards are shares of performance-based restricted stock that will vest ratably in two annual installments beginning on February 27, 2016, subject to his continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee.  Achievement of the performance targets for a performance-based tranche will result in the vesting of 100% of the shares in such performance-based tranche.  The performance targets for the performance-based shares are based on substantial completion of certain integration initiatives related to our acquisition of Emeritus Corporation and substantial completion of the integration of certain procurement processes to enable the company to realize various cost synergies associated with the merger with Emeritus.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading "Compensation Discussion and Analysis" with management and, based on the review and discussions, it has recommended to the Board of Directors that the "Compensation Discussion and Analysis" be included herein.
Respectfully submitted by the Compensation Committee of the Board of Directors,
COMPENSATION COMMITTEE
Frank M. Bumstead, Chairman
Jackie M. Clegg
Jeffrey R. Leeds
Summary Compensation Table for 2014
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our named executive officers for the periods indicated.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

T. Andrew Smith,	2014	841,216	—	3,412,525	714,580	11,025	4,979,346
Chief Executive Officer(4)	2013	762,635	—	3,250,007	1,059,190	10,841	5,082,673
	2012	480,000	—	939,369	440,551	9,699	1,869,619

Mark W. Ohlendorf,	2014	499,538	—	986,351	364,820	10,731	1,861,440
President and	2013	490,000	—	939,375	542,229	10,635	1,982,239
Chief Financial Officer	2012	480,000	—	939,369	440,551	9,699	1,869,619

Gregory B. Richard,	2014	458,585	—	918,799	340,230	10,781	1,728,395
Executive Vice President and	2013	404,577	—	1,265,154	421,925	9,958	2,101,614
Chief Operating Officer	2012	350,000	—	705,113	323,502	9,092	1,387,707

Bryan D. Richardson,	2014	367,631	—	740,399	274,996	10,239	1,393,265
Executive Vice President and	2013	360,000	—	705,143	397,757	8,453	1,471,353
Chief Administrative Officer	2012	350,000	—	705,113	321,102	7,043	1,383,258

Kristin A. Ferge,	2014	254,769	25,000	540,732	197,961	6,200	1,024,662
Executive Vice President and
Chief Accounting Officer
________________

(1)	Represents the aggregate grant date fair value of time-based and performance-based restricted stock awards computed in accordance with FASB Accounting Standards Codification ("ASC") Topic 718. See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards.
(2)	Represents the payout of each named executive officer's annual cash incentive opportunity with respect to performance in 2012, 2013 and 2014, as applicable.
(3)	The amount represents the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance for each of our named executive officers.
(4)	Mr. Smith served as Executive Vice President, General Counsel and Secretary until February 20, 2013, when he became Chief Executive Officer. For a summary of his compensation as Chief Executive Officer, see "Compensation Discussion and Analysis—Employment Agreement and Severance Policies Applicable to Named Executive Officers—Employment Agreement with T. Andrew Smith," above.
Grants of Plan-Based Awards for 2014
The following table summarizes grants of plan-based awards made to our named executive officers in 2014. All of our named executive officers are eligible to receive dividends on unvested shares of stock that have been granted to them (to the extent that dividends are declared on our shares of common stock).
Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

T. Andrew Smith	—	128,300(1)	641,500(1)	1,283,000(1)	—	—	—	—	—
	—	30,600(2)	153,000(2)	— (2)	—	—	—	—	—
	—	—(3)	258,000(3)	258,000(3)	—	—	—	—	—
	2/5/2014	—	—	—	12,033(4)	60,163(4)	60,163(4)	—	1,625,003
	2/5/2014	—	—	—	—	—	—	66,180(5)	1,787,522

Mark W. Ohlendorf	—	57,400(1)	287,000(1)	574,000(1)	—	—	—	—	—
	—	10,000(2)	50,000(2)	— (2)	—	—	—	—	—
	—	—(3)	163,000(3)	163,000(3)	—	—	—	—	—
	2/5/2014	—	—	—	3,478(4)	17,389(4)	17,389(4)	—	469,677
	2/5/2014	—	—	—	—	—	—	19,129(5)	516,674

Gregory B. Richard	—	51,600(1)	258,000(1)	516,000(1)	—	—	—	—	—
	—	9,200(2)	46,0002)	— (2)	—	—	—	—	—
	—	—(3)	155,000(3)	155,000(3)	—	—	—	—	—
	2/5/2014	—	—	—	3,240(4)	16,198(4)	16,198(4)	—	437,535
	2/5/2014	—	—	—	—	—	—	17,818(5)	481,264

Bryan D. Richardson	—	41,400(1)	207,000(1)	414,000(1)	—	—	—	—	—
	—	7,400(2)	37,000(2)	— (2)	—	—	—	—	—
	—	—(3)	124,000(3)	124,000(3)	—	—	—	—	—
	2/5/2014	—	—	—	2,611(4)	13,053(4)	13,053(4)	—	352,562
	2/5/2014	—	—	—	—	—	—	14,359(5)	387,837

Kristin A. Ferge	—	28,534(1)	142,672 (1)	— (1)	—	—	—	—	—
	—	—(3)	61,145 (3)	61,145 (3)	—	—	—	—	—
	2/5/2014	—	—	—	1,300(4)	6,499(4)	6,499(4)	—	175,538
	2/5/2014	—	—	—	—	—	—	7,149(5)	193,094
	9/4/2014	—	—	—	—	—	—	5,000(6)	172,100
________________

(1)	Represents the amounts which would have been payable in cash at threshold, target and maximum under the CFFO portion of the 2014 annual cash incentive program for the named executive officers, the terms of which are summarized above. Ms. Ferge's award did not have a maximum payout. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity, limited to up to 200% in the case of Messrs. Smith, Ohlendorf, Richard and Richardson. As further described above, for Messrs. Smith, Ohlendorf, Richard and Richardson the payout amounts related to this performance objective were equitably adjusted by the Committee as a result of the dilution to 2014 CFFO per share caused by the timing of closing of our acquisition of Emeritus Corporation, the transactions with HCP, Inc. and our equity offering, each of which occurred in the third quarter of 2014, and for Ms. Ferge this performance objective was amended in connection with the closing of our acquisition of Emeritus Corporation. The named executive officers actually earned the following cash amounts with respect to 2014 performance under this portion of the annual cash incentive programs, which amounts are reflected in the Summary Compensation Table: Mr. Smith—$487,540; Mr. Ohlendorf—$218,120; Mr. Richard—$196,080; Mr. Richardson—$157,320; and Ms. Ferge—$138,697.
(2)	Represents the amounts which would have been payable in cash at threshold and target under the year-over-year same community NOI growth portion of the 2014 annual cash incentive program for Messrs. Smith, Ohlendorf, Richard and Richardson, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity, which would have been limited to $2,000,000 in the aggregate with respect to both company-level objectives under the 2014 annual cash incentive program. The named executive officers actually earned no amounts with respect to 2014 performance under this portion of the annual cash incentive program, which is reflected in the Summary Compensation Table.
(3)	Represents the amounts which would have been payable in cash at target and maximum under the individual objectives portion of the 2014 annual cash incentive programs for the named executive officers, the terms of which are summarized above. The individual objectives portion of the annual cash incentive programs did not specify a minimum threshold level of performance. As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2014 performance under this portion of the annual incentive program: Mr. Smith—$227,040; Mr. Ohlendorf—$146,700; Mr. Richard—$144,150; Mr. Richardson—$117,676; and Ms. Ferge—$59,264.
(4)	Represents shares of performance-based restricted stock granted under our Omnibus Stock Incentive Plan. As described above, seventy-five percent (75%) of the performance-based shares will vest on February 27, 2017 and twenty-five percent (25%) of the performance-based shares will vest on February 27, 2018 in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. The performance targets for the first tranche of performance-based shares are based on our three-year CAGR of CFFO per share, with results to be measured based on our CFFO per share in 2016. The performance targets for the second tranche of performance-based shares are based on our calendar year 2017 ROI on all Program Max projects approved in 2014 and completed prior to the end of 2015. With respect to each performance-based tranche, achievement of the threshold level of performance would result in the vesting of 20% of the shares in that tranche. Achievement of the targeted level of performance for each performance-based tranche would result in the vesting of 100% of the shares in that tranche. Any performance-based shares which do not vest in either tranche will be forfeited.
(5)	Represents shares of time-based restricted stock granted under our Omnibus Stock Incentive Plan. The shares vested or will vest ratably in four annual installments beginning on February 27, 2015, subject to continued employment.
(6)	Represents shares of time-based restricted stock granted under our 2014 Omnibus Incentive Plan. The shares will vest ratably in three annual installments beginning on September 12, 2015, subject to continued employment.
Outstanding Equity Awards at Fiscal Year-End for 2014
The following table summarizes the outstanding equity awards held by each of our named executive officers as of December 31, 2014. The market values of such awards are based on $36.67 per share, the closing market price of our stock on December 31, 2014.
		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

T. Andrew Smith	8/10/2011	8,540	313,162	8,540(2)	313,162
	2/16/2012	12,315	451,591	24,629(3)	903,145
	2/11/2013	41,853	1,534,750	65,104(4)	2,387,364
	2/5/2014	66,180	2,426,821	60,163(5)	2,206,177
Total		128,888	4,726,324	158,436	5,809,848

Mark W. Ohlendorf	8/10/2011	8,540	313,162	8,540(2)	313,162
	2/16/2012	12,315	451,591	24,629(3)	903,145
	2/11/2013	13,106	480,597	17,473(4)	640,735
	2/5/2014	19,129	701,460	17,389(5)	637,655
Total		53,090	1,946,810	68,031	2,494,697

Gregory B. Richard	8/10/2011	6,411	235,091	6,411(2)	235,091
	2/16/2012	9,244	338,977	18,487(3)	677,918
	2/11/2013	9,838	360,759	13,116(4)	480,964
	6/13/2013	7,822	286,833	10,428(6)	382,395
	2/5/2014	17,818	653,386	16,198(5)	593,981
Total		51,133	1,875,046	64,640	2,370,349

Bryan D. Richardson	8/10/2011	6,411	235,091	6,411(2)	235,091
	2/16/2012	9,244	338,977	18,487(3)	677,918
	2/11/2013	9,838	360,759	13,116(4)	480,964
	2/5/2014	14,359	526,545	13,053(5)	478,654
Total		39,852	1,461,372	51,067	1,872,627

Kristin A. Ferge	8/10/2011	3,192	117,051	3,192(2)	117,051
	2/16/2012	4,603	168,792	9,205(3)	337,547
	3/27/2013	4,899	179,646	6,530(4)	239,455
	2/5/2014	7,149	262,154	6,499(5)	238,318
	9/4/2014	5,000	183,350	—	—
Total		24,843	910,993	25,426	932,371
________________
(1)	Represents shares of time-based restricted stock, the vesting of which is subject to continued employment. Restricted stock awards granted during February or March have vested or will vest ratably in four annual installments beginning on February 27 in the year following the year of grant. Restricted stock awards granted during June or August have vested or will vest ratably in four annual installments beginning on May 20 in the year following the year of grant. Restricted stock awards granted during September will vest ratably in three annual installments beginning on September 12, 2015.
(2)	Represents shares of performance-based restricted stock at the target level of performance, the vesting of which will occur on May 20, 2015, subject to continued employment. As described above, the target-level of performance was achieved for the portion of this award eligible to vest on May 20, 2015.
(3)	Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Seventy-five percent (75%) of such shares were eligible to vest on February 27, 2015, and twenty-five percent (25%) of such shares are eligible to vest on February 27, 2016. The number of shares reported represents the target level of performance for each tranche. As described above, the threshold-level of performance for the tranche scheduled to vest on February 27, 2015 was not achieved; therefore, the named executive officers forfeited the following number of shares on February 27, 2015: Messrs. Smith and Ohlendorf—18,471 shares; Messrs. Richard and Richardson—13,865 shares; and Ms. Ferge—6,903 shares.
(4)	Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Seventy-five percent (75%) of such shares are eligible to vest on February 27, 2016, and twenty-five percent (25%) of such shares are eligible to vest on February 27, 2017. The number of shares reported represents the target level of performance for each tranche.
(5)	Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Seventy-five percent (75%) of such shares are eligible to vest on February 27, 2017, and twenty-five percent (25%) of such shares are eligible to vest on February 27, 2018. The number of shares reported represents the target level of performance for each tranche.
(6)	Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Seventy-five percent (75%) of such shares are eligible to vest on May 20, 2016, and twenty-five percent (25%) of such shares are eligible to vest on May 20, 2017. The number of shares reported represents the target level of performance for each tranche.
Stock Vested for 2014
The following table summarizes the vesting of shares of time-based and performance-based restricted stock and the value realized by our named executive officers as a result of such vesting during 2014.
	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

T. Andrew Smith	50,320	1,622,198
Mark W. Ohlendorf	40,737	1,307,684
Gregory B. Richard	33,184	1,064,574
Bryan D. Richardson	30,577	981,541
Kristin A. Ferge	15,239	489,177

________________
(1)	The value realized is based on the closing market price of the underlying stock on February 27, 2014 (Mr. Smith—20,109 shares; Mr. Ohlendorf—10,526 shares; Mr. Richard—7,901 shares; Mr. Richardson—7,901 shares; and Ms. Ferge—3,933 shares) and May 20, 2014 (Mr. Smith—30,211 shares; Mr. Ohlendorf—30,211 shares; Mr. Richard—25,283 shares; Mr. Richardson—22,676 shares; and Ms. Ferge—11,306 shares), the dates the shares vested.
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
Potential Payments Upon Termination or Change in Control
The following table and summary set forth potential amounts payable to our named executive officers upon termination of employment or a change in control. The Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming termination of employment on December 31, 2014, with equity based amounts based on $36.67 per share, the closing market price of our stock on December 31, 2014.  The following table and summary do not reflect the amendments adopted by the Board on April 23, 2015 with respect to Mr. Smith's employment agreement and the severance policy and letter agreements applicable to Messrs. Ohlendorf, Richard and Richardson.
Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)

T. Andrew Smith
Salary	—	—	2,105,000	2,526,000	2,105,000	—	—
Bonus(1)	—	—	—	—	—	—	—
PTO	64,769	64,769	64,769	64,769	64,769	64,769	64,769
COBRA	—	—	15,294	15,294	15,294	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	3,715,615	10,536,171	2,863,514	3,715,615	3,715,615
Total	64,769	64,769	5,900,678	13,142,234	5,048,577	3,780,384	3,780,384

Mark W. Ohlendorf
Salary	—	—	1,250,000	1,500,000	1,250,000	—	—
PTO	38,462	38,462	38,462	38,462	38,462	38,462	38,462
COBRA	—	—	15,580	15,580	15,580	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	1,667,412	4,441,470	—	1,667,412	1,667,412
Total	38,462	38,462	2,971,454	5,995,512	1,304,042	1,705,874	1,705,874

Gregory B. Richard
Salary	—	—	1,147,500	1,377,000	1,147,500	—	—
PTO	35,308	35,308	35,308	35,308	35,308	35,308	35,308
COBRA	—	—	11,362	11,362	11,362	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	1,599,014	4,245,387	—	1,599,014	1,599,014
Total	35,308	35,308	2,793,184	5,669,057	1,194,170	1,634,322	1,634,322

Bryan D. Richardson
Salary	—	—	920,000	1,104,000	920,000	—	—
PTO	28,308	28,308	28,308	28,308	28,308	28,308	28,308
COBRA	—	—	11,456	11,456	11,456	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	1,251,657	3,334,000	—	1,251,657	1,251,657
Total	28,308	28,308	2,211,421	4,477,764	959,764	1,279,965	1,279,965

Kristin A. Ferge
Salary	—	—	255,000	255,000	255,000	—	—
Bonus	—	—	152,863	203,817	152,863	—	—
PTO	19,615	19,615	19,615	19,615	19,615	19,615	19,615
COBRA	—	—	15,580	15,580	15,580	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	684,290	1,843,364	—	684,290	684,290
Total	19,615	19,615	1,127,348	2,337,376	443,058	703,905	703,905
________________
(1)	In accordance with the terms of the employment agreement with Mr. Smith, any bonus payments would have been payable in full, to the extent earned, as of December 31, 2014. Since no additional amount would become payable as a result of any termination of employment on December 31, 2014, no amount has been included in the table in respect of such bonus payments.
(2)
A portion of the amounts listed in the applicable columns relate to the potential vesting of performance-based restricted shares following a termination of the executive's employment by us without cause (other than in connection with a change in control), as a result of the executive's death or disability and with respect to grants made to Mr. Smith in 2013 and 2014, upon his termination of employment with good reason. As described in more detail below, upon each of these events, the performance-based restricted shares eligible to vest on the next vesting date would remain outstanding until the next vesting date and would vest only if and to the extent the relevant performance targets for such tranche are achieved. The amounts in the applicable columns in respect of the potential vesting of these performance-based restricted shares consist of $2,058,388 (or $1,745,226 for termination for good reason) for Mr. Smith; $792,943 for Mr. Ohlendorf; $815,266 for Mr. Richard; $595,227 for Mr. Richardson; and $296,358 for Ms. Ferge, and (i) is based on the actual level of achievement of the applicable performance target with respect to the shares granted in 2011, as described above in "Compensation Discussion and Analysis—2011 Performance-Based Long-Term Incentive Awards," and in 2012, as described above in " Compensation Discussion and Analysis—2012 Performance-Based Long-Term Incentive Awards," and (ii) assumes that the relevant performance targets for the shares granted in 2012, 2013 and 2014 are ultimately achieved at the target level. The remainder of the applicable amounts consists of the accelerated vesting of time-based restricted shares, and in the column under the heading "Termination by us without Cause following Change in Control," additional vesting of performance-based restricted shares, each as described in more detail below.

The following table sets forth potential amounts payable to each of Messrs. Smith, Ohlendorf, Richard and Richardson assuming termination of employment on April 23, 2015, with equity based amounts based on $36.74 per share, the closing market price of our stock on April 23, 2015.  This table reflects the impact of the amendments adopted by our Board of Directors on April 23, 2015 with respect to Mr. Smith's employment agreement and the severance policy and letter agreements applicable to Messrs. Ohlendorf, Richard and Richardson, as described above.  This table also reflects the value attributable to the annual grants and other grants of equity awards made to Messrs. Smith, Ohlendorf, Richard and Richardson on February 5, 2015.  The table does not include Ms. Ferge's potential amounts payable since she was not impacted by the amendments to the policy and was not granted any equity awards in addition to her annual grant on February 5, 2015.
Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)

T. Andrew Smith
Salary	—	—	2,375,000	2,850,000	2,375,000	—	—
Pro-Rata Bonus(1)	—	—	367,637	367,637	367,637	367,637	367,637
Severance Bonus	—	—	2,968,750	3,562,500	2,968,750	—	—
PTO	73,077	73,077	73,077	73,077	73,077	73,077	73,077
COBRA	—	—	17,366	17,366	17,366	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	7,677,904	16,540,899	6,597,895	7,677,904	7,677,904
Total	73,077	73,077	13,479,734	23,411,479	12,399,725	8,118,618	8,118,618

Mark W. Ohlendorf
Salary	—	—	1,350,000	1,620,000	1,350,000	—	—
Pro-Rata Bonus(1)	—	—	167,178	167,178	167,178	—	—
Severance Bonus	—	—	1,350,000	1,620,000	1,350,000	—	—
PTO	41,538	41,538	41,538	41,538	41,538	41,538	41,538
COBRA	—	—	17,689	17,689	17,689	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	2,852,576	5,513,939	—	2,852,576	2,852,576
Total	41,538	41,538	5,778,981	8,980,344	2,926,405	2,894,114	2,894,114

Gregory B. Richard
Salary	—	—	1,275,000	1,530,000	1,275,000	—	—
Pro-Rata Bonus(1)	—	—	157,890	157,890	157,890	—	—
Severance Bonus	—	—	1,275,000	1,530,000	1,275,000	—	—
PTO	39,231	39,231	39,231	39,231	39,231	39,231	39,231
COBRA	—	—	12,759	12,759	12,759	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	2,570,349	5,170,053	—	2,570,349	2,570,349
Total	39,231	39,231	5,330,229	8,439,933	2,759,880	2,609,580	2,609,580

Bryan D. Richardson
Salary	—	—	1,050,000	1,260,000	1,050,000	—	—
Pro-Rata Bonus(1)	—	—	130,027	130,027	130,027	—	—
Severance Bonus	—	—	1,050,000	1,260,000	1,050,000	—	—
PTO	32,308	32,308	32,308	32,308	32,308	32,308	32,308
COBRA	—	—	12,858	12,858	12,858	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	2,153,221	4,088,317	—	2,153,221	2,153,221
Total	32,308	32,308	4,428,414	6,783,510	2,275,193	2,185,529	2,185,529
_______________

(1)	Represents the pro-rata amount of the executive's 2015 target annual cash incentive opportunity. Such amount would be paid on a pro-rata basis only to the extent the performance conditions for 2015 are satisfied.
(2)
A portion of the amounts listed in the applicable columns relate to the potential vesting of performance-based restricted shares following a termination of the executive's employment by us without cause (other than in connection with a change in control), as a result of the executive's death or disability and with respect to grants made to Mr. Smith in 2013, 2014 and 2015, upon his termination of employment with good reason. As described in more detail below, upon each of these events, the performance-based restricted shares eligible to vest on the next vesting date would remain outstanding until the next vesting date and would vest only if and to the extent the relevant performance targets for such tranche are achieved. The amounts in the applicable columns in respect of the potential vesting of these performance-based restricted shares consist of $5,057,399 (or $4,517,394 for termination for good reason) for Mr. Smith; $1,540,187 for Mr. Ohlendorf; $1,402,017 for Mr. Richard; and $1,112,855 for Mr. Richardson, and (i) is based on the actual level of achievement of the applicable performance target with respect to the shares granted in 2011, as described above in "Compensation Discussion and Analysis—2011 Performance-Based Long-Term Incentive Awards," and (ii) assumes that the relevant performance targets for the shares granted in 2012, 2013, 2014 and 2015 are ultimately achieved at the target level. The remainder of the applicable amounts consists of the accelerated vesting of time-based restricted shares, and in the column under the heading "Termination by us without Cause following Change in Control," additional vesting of performance-based restricted shares, each as described in more detail below.

See "Compensation Discussion and Analysis—Employment Agreement and Severance Policies Applicable to Named Executive Officers" above for a summary of the provisions of the employment agreements, severance letters or severance policies applicable to our named executive officers relating to severance, termination and change in control.
Upon any termination of a named executive officer's employment, the executive will be entitled to receive a payout of up to 160 hours of his paid time off (PTO) balance.
Under the terms of outstanding awards of time-based restricted stock held by our named executive officers, if an executive's employment is terminated by us without cause (or with respect to Mr. Smith's awards granted after

2012, he terminates his employment for good reason), the next tranche of unvested shares will immediately vest. All other time-based shares would be forfeited in such event. Upon the occurrence of a change in control, the next tranche of unvested time-based shares will immediately vest. All other shares would remain outstanding and would vest on the previously established vesting dates, subject to continued employment. In addition, in the event an executive's employment is terminated without cause by us, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested time-based shares will immediately vest. In the event an executive's employment terminates by reason of death or disability, for awards made prior to 2013, the tranche of shares subject to vesting at the next vesting date will remain outstanding until such date, at which time the shares in that tranche will vest, and for awards made during or after 2013, the tranche of shares subject to vesting at the next vesting date will immediately vest.
Under the terms of outstanding awards of performance-based restricted stock held by our named executive officers, if an executive's employment is terminated by us without cause (or with respect to Mr. Smith's awards granted after 2012, he terminates his employment for good reason) or such officer terminates by reason of death or disability, all shares eligible to vest on the next vesting date would remain outstanding until the next vesting date (with all other shares from the performance-based grant being immediately forfeited) and would vest only if and to the extent that the relevant performance targets for such tranche are achieved.  However, if the termination occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, the officer would only be able to achieve vesting of up to 25% or 50%, respectively, of the performance shares based on our one-year or two-year CAGR of CFFO per share performance, respectively.
Under the terms of outstanding awards of performance-based restricted stock held by our named executive officers, upon the occurrence of a change in control, all of the shares would automatically convert to time-based vesting. In addition, upon the date of the change in control, the next tranche of these shares would immediately vest.  However, with respect to outstanding awards of annual grants of performance-based restricted stock, if the termination occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, only 25% or 50%, respectively, of such shares would vest.  All other shares would remain outstanding and would vest on the previously established vesting dates, subject to continued employment. In the event an executive's employment is terminated without cause by us, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested shares will immediately vest.
Under Mr. Smith's employment agreement, our Omnibus Stock Incentive Plan, the 2014 Omnibus Incentive Plan and the severance policy and letter agreements applicable to the other named executive officers, a "change in control" shall be deemed to have occurred if (a) any person (other than, for purposes of the Omnibus Stock Incentive Plan, certain affiliates of Fortress Investment Group LLC) becomes the beneficial owner of securities representing fifty percent (50%) or more of the combined voting power of our outstanding securities (not including in the securities beneficially owned by such person, any securities acquired directly from us or any of our affiliates); (b) we or any of our subsidiaries merge or consolidate with any other corporation, except when the individuals who comprise our Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the surviving entity (or its ultimate parent); or (c) our stockholders approve a plan of liquidation or dissolution or we complete the sale of all or substantially all of our assets (other than a sale to an entity, at least fifty percent (50%) of the combined voting power of the securities of which are owned by our stockholders after the transaction in substantially the same proportions as their ownership of us prior to the transaction, or other than a sale immediately following which the individuals who comprise the our Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the entity to which the assets are sold (or its ultimate parent)). In any event, a "change of control" shall not be deemed to have occurred by virtue of the consummation of any transaction (or series of integrated transactions) immediately following which our stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of the us immediately following such transaction(s).
Under Mr. Smith's employment agreement and the severance letters applicable to the other named executive officers, "cause" means (a) conviction of, guilty plea concerning or confession of any felony; (b) any act of fraud, theft or embezzlement committed by the executive in connection with our or our subsidiaries' business, (c) any material breach of any reasonable and lawful rule or directive of us; (d) the gross or willful neglect of duties or gross misconduct by the executive; or (e) the habitual use of drugs or habitual, excessive use of alcohol to the extent that any of such uses in the Board's good faith determination materially interferes with the performance of the executive's duties. For purposes of Mr. Smith's employment agreement, "cause" is also defined to include any material breach by Mr. Smith of the agreement, after notice and opportunity to cure.
Under Mr. Smith's employment agreements and the severance letters applicable to the other named executive officers, "good reason" means the occurrence, without the executive's written consent, of any of the following circumstances, unless such circumstances are fully corrected by us within thirty (30) days following written notice by the executive that he intends to terminate his employment for one of the reasons set forth below: (i) the failure by us to pay to the executive any portion of his base salary or bonus within thirty (30) days of the date such compensation is due; (ii) the relocation of the executive's principal office to a location outside a fifty (50) mile radius from the executive's principal office location at the time of entering into the employment agreement or severance letter (as applicable); or (iii) the executive is assigned duties, compensation or responsibilities that are materially and significantly reduced with respect to the scope or nature of the duties, compensation and/or responsibilities associated with the executive's position. For purposes of Mr. Smith's employment agreement, "good reason" is also defined to include any material breach by us of the agreement.
Compensation Committee Interlocks and Insider Participation
During 2014, the Committee was composed of Mr. Bumstead, Ms. Clegg and Dr. Waxman; Dr. Waxman retired from the Board of Directors on April 23, 2015. None of these persons has at any time been an officer or employee of us or any of our subsidiaries. In addition, there are no relationships among our executive officers, members of the Committee or entities whose executives serve on the Board of Directors or the Committee that require disclosure under applicable SEC regulations.
COMPENSATION OF DIRECTORS

Director Compensation Program

Under the compensation program for the members of the Board of Directors applicable through July 31, 2014, each director who was neither an affiliated director nor an employee or consultant of ours received an annual cash retainer of $100,000.  The director serving as Non-Executive Chairman of the Board would receive an additional annual cash retainer of $25,000, the Chair of the Audit Committee would receive an additional annual cash retainer of $15,000 and the chairs of any other committees of the Board each would receive an additional annual cash retainer of $10,000.  Each Board and committee member also would receive a $1,500 cash meeting fee for each Board and committee meeting that he or she attended (whether he or she attended in person or telephonically).
During 2014, the Compensation Committee engaged F.W. Cook to conduct a review of our non-employee/non-consultant director compensation program, particularly in light of our increased market capitalization following our acquisition of Emeritus Corporation and the fact that the director compensation program had not been reviewed on a regular basis.  F.W. Cook conducted an independent market analysis using the 18-company peer group utilized by F.W. Cook in connection with its independent market analysis of our executive compensation programs as described under "Executive Compensation—Compensation Disclosure and Analysis—2015 Compensation Decisions."  F.W. Cook reported that our existing director compensation program provided compensation below market levels, especially in light of our increased size following the acquisition of Emeritus Corporation, and below the level of compensation that should be expected for the amount of work conducted by the Board.  After reviewing and discussing the results of the analysis with F.W. Cook, the Compensation Committee recommended, and the Board of Directors approved, the following changes to the director compensation program, effective August 1, 2014:
•
Each director will receive an award of immediately vested common stock with a grant date fair value of approximately $100,000 for the year just served.  Ms. Clegg and Messrs. Bumstead, Leeds, Schulte, Seward and Waxman received such award on August 6, 2014, and it is anticipated that the award will be granted in February each subsequent year.  Directors joining the Board during the year would be eligible to receive a pro-rated award to reflect a partial year's service.  In future years, directors will be given the opportunity to elect to receive restricted stock units in lieu of immediately vested common stock under which the shares would be received upon their retirement from the Board of Directors.

•
The cash retainer for the chair of the Audit Committee was increased to $20,000 per year, and the cash retainer for the chairs of the Compensation Committee and Nominating and Corporate Governance Committee were increased to $15,000 per year.

•
The cash meeting fees for each Board and committee meeting that a director or committee member attends (whether he or she attends in person or telephonically) were increased to $3,000 per Board meeting and $2,000 per committee meeting.

•	The annual cash retainer for the Non-Executive Chairman of the Board was increased to $100,000 per year.
All of the foregoing cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1.  Under our director compensation program, each director also has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of their quarterly cash compensation. Any immediately vested shares or restricted stock units are issued at the same time that cash payments are made. The number of shares or restricted stock units to be issued is based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts are to be paid in cash. Each restricted stock unit will be payable in the form of one share of our common stock following the director's termination of service as a member of the Board of Directors.
Our directors are generally eligible to receive stock grants under our 2014 Omnibus Incentive Plan.  Each of our independent directors (other than Mr. Schulte) received grants of time-based restricted stock under our Omnibus Stock Incentive Plan or 2014 Omnibus Incentive Plan promptly following such director's initial election to the Board.  Beginning in late 2014, in addition to the compensation described above, the Compensation Committee determined to provide each  new independent director joining the Board with an award of shares of time-based restricted stock with a value of approximately $100,000 based on the closing price of our common stock on the date of grant.  The shares will vest, subject to the director's continued service, on the first anniversary of the date of grant.
Other Director Compensation Arrangements
Mr. Smith, our Chief Executive Officer, does not receive separate compensation for his service on our Board of Directors.  Information regarding compensation awarded to, earned by or paid to Mr. Smith for his service as our Chief Executive Officer is included in "Compensation of Executive Officers" above.
Granger Cobb, who was appointed to the Board of Directors in connection with the closing of our acquisition of Emeritus Corporation, does not participate in the non-employee director compensation program.  Pursuant to a Letter Agreement that we entered into with Mr. Cobb in connection with the acquisition, as amended and restated as of May 22, 2014, Mr. Cobb's employment with Emeritus Corporation terminated at the closing of the acquisition, and he was appointed to the Board of Directors at such time.  Under the Letter Agreement, Mr. Cobb will provide consulting services to Brookdale beginning at the closing of the acquisition and ending on the later of the third anniversary thereof or such later date as is mutually agreed between Mr. Cobb and Brookdale. In his role as a consultant, Mr. Cobb will provide services and advice regarding integration and transition matters, serve as an advisor to members of Brookdale's senior management team, serve as an advisory member to Brookdale's Senior Management Executive Committee, and assist with other special projects as requested.  In consideration of the consulting services, Mr. Cobb receives an annual cash consulting fee of $265,000, along with reimbursement of up to $35,000 per year for premiums paid by Mr. Cobb in respect of certain life and disability insurance arrangements. In addition, Mr. Cobb received a grant of Brookdale restricted stock with a grant date value of $1.0 million, which will vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to his continued service as a consultant on the applicable vesting date. Mr. Cobb is not separately compensated for his service as a director.
We are a party to a Separation Agreement and General Release with Mark J. Schulte, who retired from the Board of Directors on April 23, 2015.  Mr. Schulte resigned in his capacity as Co-Chief Executive Officer of the Company effective February 7, 2008.  Pursuant to the Separation Agreement, we agreed to provide, at our expense, continued group health plan coverage for Mr. Schulte and his dependents for so long as he served as a non-employee director.  Under the terms of the Separation Agreement, Mr. Schulte reaffirmed the various restrictive covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality previously made by him in connection with his restricted stock award agreements.  The restrictive covenants relating to non-solicitation, non-disparagement and confidentiality will continue to apply until the longer of the periods specified in such award agreements or the period ending nine months after the date he is no longer serving us as either an employee or as a member of our Board of Directors.  In connection with Mr. Schulte's retirement from the Board of Directors on April 23, 2015, we entered into an amendment to the Separation Agreement pursuant to which the non-competition covenant expired upon his retirement from the Board of Directors.
W.E. Sheriff, who served as a director and a consultant to the Company until July 7, 2014, did not participate in the non-employee director compensation program, but did receive compensation pursuant to the terms of his employment agreement, as amended and restated.  Mr. Sheriff retired as our Chief Executive Officer on February 20, 2013 and thereafter served as a consultant pursuant to the terms of the employment agreement and as a member of the Board of Directors.  Under the terms of the amended and restated employment agreement, Mr. Sheriff received a consulting fee of $300,000 per year and was eligible to participate in any benefit plans made available to our similarly-situated former executives. The term of Mr. Sheriff's consulting arrangement expired in June 2014, and his term as a Class I director expired on July 7, 2014.  The employment agreement contains non-competition, non-solicitation, non-disparagement and confidentiality covenants. The non-competition and non-solicitation restrictions will continue in effect during Mr. Sheriff's consultancy and for two years following his termination as a consultant. The non-disparagement and confidentiality obligations apply during his consultancy and at all times thereafter.
Wesley R. Edens and Randal A. Nardone, who were affiliated directors until their resignation on June 2, 2014, did not receive compensation from us for their service on the Board of Directors.
Director Compensation for 2014
The following table sets forth certain summary information for the year ended December 31, 2014 with respect to the compensation awarded to, earned by, or paid to our directors (other than Mr. Smith). Information regarding compensation awarded to, earned by or paid to Mr. Smith for his service as our Chief Executive Officer is included in "Compensation of Executive Officers" above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)		All Other Compensation ($)		Total ($)
Jeffrey R. Leeds	224,400	128,285	(3)	—		352,685
Frank M. Bumstead	170,083	99,993	(4)	—		270,076
Jackie M. Clegg	205,083	120,486	(5)	—		325,569
Granger Cobb	—	999,999	(6)	124,561	(7)	1,124,560
Wesley R. Edens(8)	—	—		—		—
Randal A. Nardone(8)	—	—		—		—
William G. Petty, Jr.	822	—		—		822
Mark J. Schulte	153,000	99,993	(4)	22,956	(9)	275,949
James R. Seward	170,083	99,993	(4)	—		270,076
W.E. Sheriff	—	—		197,282	(10)	197,282
Dr. Samuel Waxman(11)	180,000	99,993	(4)	—		279,993
_________________
(1)	Represents the aggregate grant date fair value of awards of immediately vested stock, restricted stock units and/or restricted stock computed in accordance with ASC Topic 718. See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards.
(2)	As of December 31, 2014, none of the directors held any unvested stock awards, except that Mr. Cobb held 28,860 shares of time-based vesting restricted stock as described in footnote 6.
(3)	Mr. Leeds elected to receive immediately vested shares in lieu of a portion of his cash compensation for 2013 and 2014. The reported amount consists of: 329 immediately vested shares issued on January 1, 2014 for his service during the fourth quarter of 2013 with a grant date fair value of $8,942; 299 immediately vested shares issued on April 1, 2014 for his service during the first quarter of 2014 with a grant date fair value of $10,118; 276 immediately vested shares issued on July 1, 2014 for his service during the second quarter of 2014 with a grant date fair value of $9,232; and an award of 2,992 immediately vested shares issued on August 6, 2014 with a grant date fair value of $99,993.
(4)	Represents an award of 2,992 immediately vested shares issued on August 6, 2014 with a grant date fair value of $99,993.
(5)	Ms. Clegg elected to receive restricted stock units in lieu of a portion of her cash compensation for 2013. The reported amount consists of: 754 immediately vested restricted stock units issued on January 1, 2014 for her service during the fourth quarter of 2013 with a grant date fair value of $20,493; and an award of 2,992 immediately vested shares issued on August 6, 2014 with a grant date fair value of $99,993.
(6)	Represents an award of 28,860 shares of time-based vesting restricted stock granted to Mr. Cobb at the closing of our acquisition of Emeritus Corporation on July 31, 2014, pursuant to the terms of his amended and restated letter agreement. The shares of restricted stock will vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to his continued service as a consultant on the applicable vesting date.
(7)	Represents $109,058 in consulting fees that Mr. Cobb received for 2014 pursuant to the terms of his amended and restated letter agreement and $15,504 in premiums paid by the Company for continued group health coverage for Mr. Cobb and his dependents and reimbursed by the Company for continued life and disability coverage.
(8)	Messrs. Edens and Nardone, as affiliated directors, did not receive compensation from us for service as members of the Board of Directors. Immediately following the completion of the sale by affiliates of certain funds managed by affiliates of Fortress Investment Group LLC (the "Fortress Stockholders") of all of the shares of common stock held by them on June 2, 2014, Messrs. Edens and Nardone, each a designee of the Fortress Stockholders to our Board of Directors, resigned as directors in accordance with the letter agreement entered into by the Company and the Fortress Stockholders on February 20, 2014.
(9)	Represents the amount of premiums paid by the Company for continued group health plan coverage for Mr. Schulte and his dependents. Mr. Schulte retired from the Board of Directors on April 23, 2015.
(10)	Represents $172,709 in consulting fees that Mr. Sheriff received for 2014 pursuant to the terms of his employment agreement, $10,012 in premiums paid by the Company for continued group health coverage for Mr. Sheriff and his dependents, and $14,560 paid by us on behalf of Mr. Sheriff (representing the value of a vacation we provided him as a gift in connection with his retirement as Chief Executive Officer). Mr. Sheriff did not stand for re-election at the 2014 Annual Meeting of Stockholders, and his service on the Board of Directors concluded on July 7, 2014.
(11)	Dr. Waxman retired from the Board of Directors on April 23, 2015.
Director Stock Ownership Guidelines
In February 2014, the Board of Directors adopted Stock Ownership Guidelines that require each of our non-affiliated directors to maintain ownership of a number of shares of our common stock with a value equal to three times the non-affiliated director's annual cash retainer for service on the board, exclusive of any retainers for service as the Chairman of the Board or of any committee and any cash meeting fees.
The expected level of ownership may be met through stock purchased by the non-affiliated director or his or her spouse in the market and/or through stock received upon vesting of equity awards. Unvested equity awards do not generally count toward satisfaction of the guidelines unless elected to be received by the non-affiliated director in lieu of cash compensation.
Stock ownership levels are required to be achieved by the later of (i) February 5, 2019 (i.e., five (5) years after their initial adoption) or (ii) the fifth anniversary of the non-affiliated director's initial appointment or election to the

Board of Directors. Until the expected ownership level is achieved, each non-affiliated director is expected to retain at least 50% of any shares obtained through our stock incentive plans.
As of the date hereof, each of our current independent directors holds a number of shares in excess of the number required by the guidelines, except for Mr. Petty and Messrs. Parrell and Wielansky, who were appointed to the Board of Directors in December 2014 and April 2015, respectively.  Messrs. Petty, Parrell and Wielansky will be expected to retain at least 50% of any shares that they obtain through our stock incentive plans until they hold shares in excess of the number required by the guidelines.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of April 27, 2014, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group, based on 188,170,917 shares of our common stock (including restricted shares) outstanding as of that date. Unless otherwise indicated, each of the beneficial owners listed has, to the Company's knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

	Nature and Amount of Beneficial Ownership
Name of Beneficial Owner	Shares Owned(1)	Percentage
Executive Officers and Directors
T. Andrew Smith	711,671	*
Mark W. Ohlendorf	441,945	*
Gregory B. Richard	248,639	*
Bryan D. Richardson	218,743	*
Kristin A. Ferge	115,898	*
Jeffrey R. Leeds	45,051	*
Frank M. Bumstead	74,328	*
Jackie M. Clegg(2)	16,966	*
Granger Cobb(3)	115,948	*
Mark J. Parrell	—	*
William G. Petty, Jr.(4)	7,130	*
James R. Seward	51,482	*
Lee S. Wielansky	—	*
All executive officers and directors as a group (17 persons)	2,481,656	1.32%

5% Stockholders
Glenview Capital Management, LLC(5)	11,591,430	6.16%
The Vanguard Group(6)	11,022,423	5.86%
Senator Investment Group LP(7)	10,500,000	5.58%
FMR LLC(8)	9,490,296	5.04%
Baron Capital Group, Inc.(9)	9,337,821	4.96%
________________

*	Less than 1%
(1)	Consists of shares held, including all shares of restricted stock held (whether or not such restricted shares have voting restrictions).
(2)	Excludes 6,850 restricted stock units held by Ms. Clegg.
(3)	Includes 87,088 shares held jointly with spouse.

(4)	Includes 400 shares held indirectly by a trust in which Mr. Petty's daughter is the beneficiary and 4,000 shares held by a trust in which Mr. Petty is the beneficiary.
(5)	Information regarding Glenview Capital Management, LLC ("Glenview") is based solely on a Schedule 13G filed with the SEC on March 23, 2015 by Glenview and Lawrence M. Robbins. Glenview reported that it has shared voting power and shared dispositive power with respect to 11,591,430 shares. The address of the principal business office of Glenview is 767 Fifth Avenue, 44th Floor, New York, New York 10153.
(6)	Information regarding The Vanguard Group ("Vanguard") is based solely on a Schedule 13G/A filed with the SEC on February 10, 2015 by Vanguard. Vanguard reported that it has sole voting power with respect to 121,312 shares, sole dispositive power with respect to 10,915,301 shares and shared dispositive power with respect to 107,122 shares. The address of the principal office of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(7)	Information regarding Senator Investment Group LP ("Senator") is based solely on a Schedule 13G/A filed with the SEC on February 13, 2015 by Senator, Alexander Klabin, and Douglas Silverman. Senator reported that it has shared voting power and shared dispositive power with respect to 10,500,000 shares. The address of the principal office of Senator is 510 Madison Avenue, 28th Floor, New York, NY 10022.
(8)	Information regarding FMR LLC ("FMR") is based solely on a Schedule 13G/A filed with the SEC on February 13, 2015 by FMR, on behalf of itself, FMR Co., Inc. and Pyramis Global Advisors Trust Company. FMR reported that it has sole dispositive power with respect to 9,490,296 shares. The address of the principal office of FMR is 245 Summer Street, Boston, Massachusetts 02210.
(9)	Information regarding Baron Capital Group, Inc. ("Baron") is based solely on a Schedule 13G filed with the SEC on February 17, 2015 by Baron, BAMCO, Inc., Baron Capital Management, Inc. and Ronald Baron. Baron reported it has shared voting power with respect to 9,270,821 shares and shared dispositive power with respect to 9,337,821 shares. The address of the principal office of Baron is 767 Fifth Avenue, 49th Floor, New York, NY 10153. Baron's reported ownership exceeds 5% of our outstanding common stock, excluding outstanding unvested restricted shares.
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
________________

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
(2)	The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 7,127,892 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan, and 1,318,164 shares remaining available for future issuance under our Associate Stock Purchase Plan.
(3)	Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each director who is neither an affiliated director nor an employee or consultant of ours has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Stockholders Agreement and Letter Agreement with former Stockholder
Upon the consummation of our initial public offering, we entered into a Stockholders Agreement (as amended, the "Stockholders Agreement") with affiliates of certain funds managed by affiliates of Fortress Investment Group LLC (the "Fortress Stockholders"). The Stockholders Agreement provided the Fortress Stockholders with certain rights with respect to the designation of directors to our Board of Directors as well as registration rights for our securities owned by them. In connection with our entering into an agreement to acquire Emeritus Corporation, we concurrently entered into a letter agreement (the "Fortress Letter Agreement") with the Fortress Stockholders. On June 2, 2014, the Fortress Stockholders completed a sale of all of the shares of Brookdale common stock held by them (the "Fortress Sale"). In accordance with the Fortress Letter Agreement, immediately following the completion of the Fortress Sale, Wesley R. Edens and Randal A. Nardone resigned from our Board of Directors. Each of Messrs. Edens and Nardone had been a designee of the Fortress Stockholders pursuant to the Stockholders Agreement, which terminated upon the completion of the Fortress Sale.
Under the terms of the registration rights provisions of the Stockholders Agreement, we were generally obligated to pay all fees and expenses incurred in connection with certain public offerings by the Fortress Stockholders (other than underwriting discounts, commissions and transfer taxes).  In connection with our obligations thereunder, we incurred approximately $0.4 million of expenses in 2014 related to secondary public equity offerings of Company shares by the Fortress Stockholders.
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
At the Audit Committee's first meeting of each fiscal year, the committee will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from the Company of more than $120,000 and, taking into consideration the Company's contractual obligations, will determine whether to continue, modify or terminate each such transaction.
Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.
A "Related Person", as defined in our Related Person Policy, means any person who is, or at any time since the beginning of the Company's last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of the Company's voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.
Our Related Person Policy also requires Audit Committee pre-approval of proposed charitable contributions, or pledges of charitable contributions, by the Company to a charitable or non-profit organization for which a Related Person is actively involved in fundraising or otherwise serves as a director, trustee or in a similar capacity.
Because our Related Person Policy was initially adopted in early 2007, certain of the transactions described above were not subject to the policy's pre-approval requirements. Since the policy has been in place, the Committee has pre-approved all new related party transactions and has ratified each of the transactions described above that remains ongoing.
Director Independence
Our Board of Directors has affirmatively determined that Ms. Clegg and Messrs. Bumstead, Leeds, Parrell, Petty, Seward and Wielansky are "independent" under Section 303A.02(b) of the listing standards of the NYSE, and that Mr. Schulte and Dr. Waxman, former directors, were independent prior to their retirement from the Board of Directors on April 23, 2015.  In each case, the Board of Directors affirmatively determined that none of such individuals had a material relationship with the Company. In making these determinations, the Board of Directors considered all relevant facts and circumstances, as required by applicable NYSE listing standards.
The NYSE listing standards require that the Board of Directors consist of a majority of "independent directors" and that the Nominating and Corporate Governance Committee, the Compensation Committee and the Audit Committee of the Board of Directors consist entirely of "independent directors." Under NYSE listing standards, whether a director is an "independent director" is a subjective determination to be made by the Board of Directors, and a director of Brookdale only qualifies as "independent" if the Board of Directors affirmatively determines that the director has no material relationship with Brookdale (either directly or as a partner, shareholder or officer of an organization that has a relationship with Brookdale). While the test for independence is a subjective one, the NYSE rules also contain objective criteria that preclude directors from being considered independent in certain situations.
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

•
A director who (i) is, or whose immediate family is, a current partner of a firm that is the internal or external auditor of Brookdale; (ii) is a current employee of such a firm; (iii) a director whose immediate family member is a current employee of such firm and who personally works on Brookdale's audit; or (iv) was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on Brookdale's audit within that time;

•
A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of Brookdale's present executives serve on that company's compensation committee may not be considered independent until three years after the end of such service or the employment relationship; and

•
A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company (or a consolidated subsidiary of such company) that makes payments to, or receives payments from, Brookdale for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues may not be considered an independent director until three years after falling below such threshold.

Ownership of a significant amount of Brookdale's stock, by itself, does not constitute a material relationship.
The Board of Directors has not established additional guidelines to assist it in determining whether a director has a material relationship with the Company under NYSE listing standards, but instead evaluates each director or nominee for director under the tests set forth by the NYSE and through a broad consideration and evaluation of all relevant facts and circumstances. The Board of Directors, when assessing the materiality of a director's relationship with Brookdale, also considers the issue not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation.
There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by our Board of Directors in making the required independence determinations. None of the directors that were deemed independent had any relationship with us (other than as a director or stockholder).
Item 14.	Principal Accounting Fees and Services.
In connection with the audit of the 2014 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP ("E&Y") has performed audit services for the Company. That agreement is subject to alternative dispute resolution procedures.

Set forth below are the aggregate fees billed by E&Y during 2014 and 2013 for all audit, audit related, tax and other services provided by E&Y to the Company.
	2014	2013
Audit Fees	$2,858,500	$1,705,000
Audit-Related Fees	1,169,995	771,995
Tax Fees	112,069	64,080
All Other Fees	—	—
Total	$4,140,564	$2,541,075

"Audit Fees" include fees for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports (Forms 10-Q) and fees for the audit of internal control over financial reporting. This category also includes review of, and consents for, filings with the SEC related to acquisitions and registration statements (including secondary offerings and debt offerings) and the issuance of comfort letters associated with those offerings.
"Audit-Related Fees" include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and that are traditionally performed by the independent registered public accounting firm. Audit-related services also include services related to audits not required by statute or regulation concerning financial accounting and reporting standards and the performance of due diligence procedures in connection with acquisitions.
"Tax Fees" include fees for professional services rendered by E&Y for tax compliance, tax advice, and tax planning. These corporate tax services include technical tax advice on tax matters, assistance with preparing tax returns, value added tax, government sales tax and equivalent tax matters in local jurisdictions, assistance with local tax authority documentation and reporting requirements for tax compliance purposes, assistance with tax audit defense matters, and tax advice related to mergers and acquisitions.
"All Other Fees" include fees paid by the Company to E&Y that are not included in the three paragraphs above. There were no services in that category in 2014 or 2013.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee of the Board of Directors has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all fees paid to, and all services performed by, the Company's independent registered public accounting firm. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by any such firm during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved in compliance with the Audit Committee pre-approval policies and procedures described herein.

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

BROOKDALE SENIOR LIVING INC.

By:  /s/ T. Andrew Smith
Name:  T Andrew Smith
Title:  Chief Executive Officer
Date:  April 30, 2015

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

10.1.2	First Amendment to Amended and Restated Master Lease and Security Agreement and Option Exercise Notice, dated as of December 29, 2014, by and between HCP, Inc. and the Company.† #
10.1.3
Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor.† #

10.2.1
Third Amended and Restated Credit Agreement, dated as of September 20, 2013, among certain subsidiaries of the Company, General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2013 (File No. 001-32641)).

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

10.26	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members).* #
10.27	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents).* #
10.28	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members).* #
10.29	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents).* #
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

21	Subsidiaries of the Registrant.#
23	Consent of Ernst & Young LLP.#
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #
101.INS	XBRL Instance Document.#
101.SCH	XBRL Taxonomy Extension Schema Document.#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#

*	Management Contract or Compensatory Plan
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the SEC.
#	Filed with Original Filing.