Form 10-Q
period 2015-03-31
Brookdale Senior Living Inc.
filed 2015-05-11
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 4, 2015, 184,142,672 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of March 31, 2015 (Unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2015 and 2014 (Unaudited)	4

	Condensed Consolidated Statement of Equity -
	Three months ended March 31, 2015 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2015 and 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 6.	Exhibits	38

Signatures		39

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$115,182	$104,083
Cash and escrow deposits – restricted	38,377	38,862
Accounts receivable, net	162,853	149,730
Deferred tax asset	84,199	84,199
Prepaid expenses and other current assets, net	152,913	237,915
Total current assets	553,524	614,789
Property, plant and equipment and leasehold intangibles, net	8,434,413	8,389,505
Cash and escrow deposits – restricted	44,572	56,376
Investment in unconsolidated ventures	318,232	312,925
Goodwill	734,989	736,805
Other intangible assets, net	154,677	154,773
Other assets, net	250,558	256,190
Total assets	$10,490,965	$10,521,363
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$147,217	$159,922
Current portion of capital and financing lease obligations	76,770	112,343
Trade accounts payable	69,131	76,314
Accrued expenses	417,795	422,654
Refundable entrance fees and deferred revenue	112,830	101,613
Tenant security deposits	4,508	4,916
Total current liabilities	828,251	877,762
Long-term debt, less current portion	3,434,133	3,356,808
Capital and financing lease obligations, less current portion	2,515,363	2,536,883
Line of credit	300,000	100,000
Deferred liabilities	249,986	256,346
Deferred tax liability	165,384	243,474
Other liabilities	236,654	267,849
Total liabilities	7,729,771	7,639,122
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2015 and December 31, 2014; 190,612,818 and 189,466,395 shares issued and 188,184,417 and 187,037,994 shares outstanding (including 4,041,745 and 3,552,143 unvested restricted shares), respectively	1,882	1,870
Additional paid-in-capital	4,044,305	4,034,655
Treasury stock, at cost; 2,428,401 shares at March 31, 2015 and December 31, 2014	(46,800)	(46,800)
Accumulated deficit	(1,238,452)	(1,108,001)
Total Brookdale Senior Living Inc. stockholders' equity	2,760,935	2,881,724
Noncontrolling interest	259	517
Total equity	2,761,194	2,882,241
Total liabilities and equity	$10,490,965	$10,521,363

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue
Resident fees	$1,052,232	$650,310
Management fees	15,097	7,402
Reimbursed costs incurred on behalf of managed communities	180,552	89,563
Total revenue	1,247,881	747,275

Expense
Facility operating expense (excluding depreciation and amortization of $208,823 and $62,695 respectively)	702,215	429,870
General and administrative expense (including non-cash stock-based compensation expense of $8,873 and $7,572 respectively)	84,204	44,665
Transaction costs	6,742	10,844
Facility lease expense	94,471	69,869
Depreciation and amortization	220,427	70,316
Loss on facility lease termination	76,143	—
Costs incurred on behalf of managed communities	180,552	89,563
Total operating expense	1,364,754	715,127
(Loss) income from operations	(116,873)	32,148

Interest income	427	321
Interest expense:
Debt	(42,348)	(23,844)
Capital and financing lease obligations	(53,203)	(6,154)
Amortization of deferred financing costs and debt premium (discount)	(381)	(4,018)
Change in fair value of derivatives	(550)	(847)
Debt modification and extinguishment costs	(44)	—
Equity in earnings of unconsolidated ventures	1,484	636
Other non-operating income	2,491	465
Loss before income taxes	(208,997)	(1,293)
Benefit (provision) for income taxes	78,288	(1,006)
Net loss	(130,709)	(2,299)
Net loss attributable to noncontrolling interest	258	—
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(130,451)	$(2,299)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.71)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	183,678	124,478

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2015	187,038	$1,870	$4,034,655	$(46,800)	$(1,108,001)	$2,881,724	$517	$2,882,241
Compensation expense related to restricted stock grants	—	—	8,873	—	—	8,873	—	8,873
Net loss	—	—	—	—	(130,451)	(130,451)	(258)	(130,709)
Issuance of common stock under Associate Stock Purchase Plan	20	—	716	—	—	716	—	716
Restricted stock, net	1,126	12	(12)	—	—	—	—	—
Other	—	—	73	—	—	73	—	73
Balances at March 31, 2015	188,184	$1,882	$4,044,305	$(46,800)	$(1,238,452)	$2,760,935	$259	$2,761,194

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(130,709)	$(2,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt modification and extinguishment costs	44	—
Depreciation and amortization, net	220,808	74,334
Equity in earnings of unconsolidated ventures	(1,484)	(636)
Distributions from unconsolidated ventures from cumulative share of net earnings	500	245
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(767)	(7,202)
Proceeds from deferred entrance fee revenue	2,455	9,035
Deferred income tax (benefit) provision	(79,237)	598
Change in deferred lease liability	2,801	(223)
Change in fair value of derivatives	550	847
Loss on sale of assets	—	76
Non-cash stock-based compensation	8,873	7,572
Non-cash interest expense on financing leases	5,700	—
Amortization of (above) below market rents, net	(1,959)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,140)	(2,499)
Prepaid expenses and other assets, net	24,504	(5,816)
Accounts payable and accrued expenses	(38,773)	(27,561)
Tenant refundable fees and security deposits	(510)	(615)
Deferred revenue	11,494	7,933
Net cash provided by operating activities	10,057	52,696

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	13,037	7
Decrease in cash and escrow deposits - restricted	12,289	6,627
Additions to property, plant and equipment, and leasehold intangibles, net	(79,129)	(59,717)
Acquisition of assets, net of related payables and cash received	(174,305)	(515)
Payments on notes receivable, net	740	76
Investment in unconsolidated ventures	(3,923)	—
Net cash used in investing activities	(231,291)	(53,522)

Cash Flows from Financing Activities
Proceeds from debt	85,365	20,516
Repayment of debt and capital and financing lease obligations	(47,555)	(22,401)
Proceeds from line of credit	445,000	70,000
Repayment of line of credit	(245,000)	(75,000)
Payment of financing costs, net of related payables	(1,481)	(2,905)
Refundable entrance fees:
Proceeds from refundable entrance fees	36	5,924
Refunds of entrance fees	(829)	(8,446)
Cash portion of loss on extinguishment of debt	(44)	—
Payment on lease termination	(3,875)	—
Other	716	328
Net cash provided by (used in) financing activities	232,333	(11,984)
Net increase (decrease) in cash and cash equivalents	11,099	(12,810)
Cash and cash equivalents at beginning of period	104,083	58,511
Cash and cash equivalents at end of period	$115,182	$45,701

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2015, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015.

The results of communities and companies acquired are included in the condensed consolidated financial statements from the effective date of the respective acquisition.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Brookdale and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operation, are accounted for by the equity method.

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810").  ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company performs this analysis on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary. Refer to Note 13 for more information about the Company's VIE relationships.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value of approximately $3.6 billion as of March 31, 2015 and $3.5 billion as of December 31, 2014. The Company had capital and financing lease obligations with a carrying value of $2.6 billion as of March 31, 2015 and December 31, 2014. Fair value of the debt and capital and financing lease obligations approximates carrying value in all periods. The Company's fair value of debt and capital and financing lease obligations disclosure is classified within Level 2 of the valuation hierarchy.

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

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires entities to present debt issuance costs as a direct adjustment to the carrying value of the debt instead of as an asset. This presentation is consistent with the current accounting for debt discounts and premiums. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company will adopt ASU 2015-03 on January 1, 2016, and it is not expected to have a material impact on the Company's condensed consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement—Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 is intended to reduce complexity and cost of compliance with GAAP by eliminating the concept of extraordinary items in the statement of operations. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-01 on January 1, 2015, and it did not have a material impact on the Company's condensed consolidated financial statements and disclosures for the three months ended March 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the fourth quarter of 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on its condensed consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for the Company in the first quarter of 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and disclosures.

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

During the three months ended March 31, 2015 and 2014, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 4.0 million and 3.8 million for the three months ended March 31, 2015 and 2014, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of March 31, 2015 and 2014, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of March 31, 2015 and 2014, the number of shares issuable upon exercise of the warrants was approximately 10.8 million. See Note 8 for more information about the 2.75% convertible notes.

4.  Acquisitions

Acquisition of Emeritus

On July 31, 2014, the Company completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2014, (the "Merger Agreement") by and among Emeritus Corporation ("Emeritus"), the Company, and Broadway Merger Sub Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Prior to the Merger, Emeritus was a senior living service provider focused on operating residential style communities throughout the United States. As of July 31, 2014 Emeritus operated 493 communities, including assisted living and dementia care communities. Many of these communities offer independent living alternatives and, to a lesser extent, skilled nursing care. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities. Prior to the Merger, Emeritus also offered a range of outpatient therapy and home health services in Florida, Arizona and Texas.

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

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. The changes to the Company's valuation assumptions were based on more accurate information becoming available concerning the subject assets and liabilities. The purchase price allocation adjustments were related to pre-acquisition self-insurance reserves and the related deferred tax impact, resulting in a $1.8 million net decrease to the goodwill allocated to the Assisted Living segment during the three months ended March 31, 2015. None of these changes had a material impact on the Company's condensed consolidated financial statements. The allocation of fair values is subject to further adjustment due primarily to information not readily available at the acquisition date related to subjective reserves and property valuations and adjustments to our valuation assumptions and the related deferred tax impact. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets and liabilities are its current best estimate of fair value. The Company will continue to monitor this preliminary purchase price allocation during the measurement period, as allowed for under ASC 805, Business Combinations.

The following table provides the pro forma consolidated operational data as if the Company had acquired Emeritus on January 1, 2013 (in millions, except share and per share data):

Three Months Ended March 31,
2014
Total revenue	$1,269
Net loss attributable to Brookdale Senior Living Inc. common stockholders	(15)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.09)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	172,062

The Company incurred $10.4 million of transaction costs related to the acquisition of Emeritus for the three months ended March 31, 2014. Transaction costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third party costs. The pro forma consolidated operational data for the three months ended March 31, 2014 excludes $10.4 million of transaction costs that were directly attributable to the Merger. On August 29, 2014, the Company and HCP, Inc. ("HCP") entered into two ventures and amended the terms of certain existing agreements between the Company and HCP as reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. The pro forma consolidated operational data reflects the Company's full ownership interests and previously existing lease terms.

The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by the Company's management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Merger occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data does not include the impact of any synergies that may be achieved from the acquisition of Emeritus or any strategies that management may consider in order to continue to efficiently manage operations.

Community Acquisitions

On December 29, 2014, the Company exercised its purchase option under an amended and restated master lease with HCP, as amended. As a result, the Company agreed to purchase the fee simple interest of nine communities previously leased to the Company for an aggregate purchase price of $60.0 million. On December 31, 2014, the Company paid the full purchase price of $51.4 million of cash as a deposit for the purchase of eight of the nine communities, and the Company took title to these eight communities at the closing on January 1, 2015. The results of operations of these communities are reported in the Assisted Living and CCRCs - Rental segments within the condensed consolidated financial statements for the three months ended March 31, 2015. On May 1, 2015, the Company acquired the ninth community and paid the remainder of the purchase price of $8.6 million of cash.

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments within the condensed consolidated financial statements for the three months ended March 31, 2015. The Company financed the transaction with cash on hand, amounts drawn on the secured credit facility and $20.0 million of seller financing. The $20.0 million note has a five year term and bears interest at a fixed rate of 8.0%. The fair value of the communities acquired was determined to approximate $187.2 million. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the condensed consolidated statement of operations for the three months ended March 31, 2015 and reversed $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the condensed consolidated statement of cash flows for the three months ended March 31, 2015.

5.  Stock-Based Compensation

The Company's compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate from 0% to 15% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2015	1,335	$34.57 - 34.89	$46,142

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the three months ended March 31, 2015 and the year ended December 31, 2014 presented on an operating segment basis (dollars in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$28,141	$(521)	$27,620	$28,141	$(521)	$27,620
Assisted Living	580,807	(248)	580,559	582,623	(248)	582,375
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$735,758	$(769)	$734,989	$737,574	$(769)	$736,805

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the three months ended March 31, 2015.

As identified in Note 4, the purchase price allocation for the acquisition of Emeritus was adjusted during the three months ended March 31, 2015, which resulted in a $1.8 million decrease to the goodwill allocated to the Assisted Living segment. The purchase price allocation for the acquisition of Emeritus is preliminary and the finalization of such estimate may result in future adjustments to goodwill balances reported in the table above.

The following is a summary of other intangible assets at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$55,738	$—	$55,738	$55,738	$—	$55,738
Health care licenses	67,508	—	67,508	64,538	—	64,538
Trade names	27,800	(6,686)	21,114	27,800	(4,179)	23,621
Other	13,531	(3,214)	10,317	13,531	(2,655)	10,876
Total	$164,577	$(9,900)	$154,677	$161,607	$(6,834)	$154,773

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2015 and 2014 was $3.1 million and $1.2 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital and financing leases, consisted of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Land	$510,749	$475,485
Buildings and improvements	5,227,145	5,017,991
Leasehold improvements	56,603	56,515
Furniture and equipment	777,039	735,837
Resident and leasehold operating intangibles	852,617	852,746
Construction in progress	108,990	99,408
Assets under capital and financing leases	3,024,902	3,057,516
	10,558,045	10,295,498
Accumulated depreciation and amortization	(2,123,632)	(1,905,993)
Property, plant and equipment and leasehold intangibles, net	$8,434,413	$8,389,505

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the three months ended March 31, 2015.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Mortgage notes payable due 2016 through 2047; weighted average interest rate of 4.82% for the three months ended March 31, 2015, including debt premium of $55.7 million and $59.6 million at March 31, 2015 and December 31, 2014, respectively (weighted average interest rate of 4.84% in 2014)	$3,140,091	$3,105,410
Capital and financing lease obligations payable through 2030; weighted average interest rate of 8.25% for the three months ended March 31, 2015 (weighted average interest rate of 8.57% in 2014)	2,592,133	2,649,226
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $41.1 million and $43.9 million at March 31, 2015 and December 31, 2014, respectively, interest at 2.75% per annum, due June 2018	275,198	272,345
Construction financing due 2017 through 2019; weighted average interest rate of 5.04% for the three months ended March 31, 2015 (weighted average interest rate of 4.90% in 2014)	65,588	50,118
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.82% for the three months ended March 31, 2015 (weighted average interest rate of 2.82% in 2014), due 2015	16,124	22,586
Other notes payable, weighted average interest rate of 5.52% for the three months ended March 31, 2015 (weighted average interest rate of 4.75% in 2014) and maturity dates ranging from 2015 to 2020	84,349	66,271
Total	6,173,483	6,165,956
Less current portion of long-term debt and capital and financing lease obligations	223,987	272,265
Total long-term debt and capital and financing lease obligations	$5,949,496	$5,893,691

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

The credit facility will continue to be secured by first priority mortgages on certain of the Company's communities. In addition, the amended agreement permits the Company to pledge the equity interests in subsidiaries that own other communities (rather than mortgaging such communities), provided that loan availability from pledged assets cannot exceed 10% of loan availability from mortgaged assets. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility.

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

As of March 31, 2015, the outstanding balance under this credit facility was $300.0 million.  The Company also had secured and unsecured letter of credit facilities of up to $109.3 million in the aggregate as of March 31, 2015.  Letters of credit totaling $83.9 million had been issued under these facilities as of that date.

Financings

On March 31, 2015, the Company obtained a $63.0 million loan, secured by first mortgages on six communities. The loan bears interest at a variable rate equal to 90-day LIBOR plus a margin of 325 basis points and matures on April 1, 2020.

As of March 31, 2015, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

Stockholder Litigation

In connection with the acquisition of Emeritus described in Note 4, three purported class action lawsuits relating to the Merger Agreement, by and among the Company, Emeritus and Merger Sub, were filed on behalf of Emeritus shareholders in the Superior Court of King County, Washington against Emeritus, members of the Emeritus board of directors, the Company and Merger Sub (the "Defendants"), which lawsuits were subsequently consolidated into a single action captioned In re Emeritus Corp. Shareholder Litigation, No. 14-2-06385-7 SEA (the "Washington Action"). On June 26, 2014, the Defendants entered into a memorandum of understanding (the "Memorandum of Understanding") with respect to a proposed settlement of the Washington Action, pursuant to which the parties agreed, among other things, that the Company and Emeritus would make certain supplemental disclosures related to the proposed merger, which supplemental disclosures were made by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2014 and incorporated by reference into the Company's Registration Statement on Form S-4 and the joint proxy statement/prospectus of the Company and Emeritus included therein. The parties agreed to use their collective best efforts to obtain final approval of the settlement and the dismissal of the Washington Action with prejudice.  Following the provision of notice of the settlement to Emeritus' shareholders, on May 1, 2015, the court approved the settlement and dismissed the Washington Action with prejudice.

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$86,732	$28,059
Income taxes paid	$41	$268

Acquisition of assets, net of related payables and cash received:
Prepaid expenses and other assets	$(47,225)	—
Property, plant and equipment and leasehold intangibles, net	184,964	—
Other intangible assets, net	2,970	515
Capital and financing lease obligations	53,596	—
Long-term debt	(20,000)	—
Net cash paid	$174,305	$515

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Cash basis payment	$94,722	$71,185
Straight-line expense	2,801	(223)
Amortization of (above) below market rent, net	(1,959)	—
Amortization of deferred gain	(1,093)	(1,093)
Facility lease expense	$94,471	$69,869

12.  Income Taxes

The difference in the Company's effective tax rates for the three months ended March 31, 2015 and 2014 was primarily due to changes in the Company's financial results under generally accepted accounting principles and the reversal of the majority of the Company's valuation allowance, which occurred during the three months ended September 30, 2014. The Company recorded an aggregate deferred federal, state and local tax benefit of $79.2 million as a result of the operating loss for the three months ended March 31, 2015. The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2015 and December 31, 2014 is $9.2 million.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2015 which are included in income tax expense (benefit) for the period.  Tax returns for years 2011 through 2013 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At March 31, 2015, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

The Company holds a 51% equity interest in a venture that owns and operates entry fee CCRCs (the "CCRC Venture"). The CCRC Venture's opco has been identified as a VIE. The equity members of the CCRC Venture's opco share certain operating rights, and the Company acts as manager to the CCRC Venture opco; however, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the CCRC Venture opco primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable and cash and cash equivalents. The obligations of the CCRC Venture opco primarily consist of community lease obligations, mortgage debt, accounts payable, accrued expenses and refundable entrance fees. Assets generated by the CCRC operations (primarily rents from CCRC residents) of the CCRC Venture opco may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities).

The Company holds a 20% equity interest, and HCP owns an 80% equity interest, in each of the propco and opco of a venture ("HCP 49 Venture"). The opco and propco of the HCP 49 Venture have been identified as VIEs. The equity members of the HCP 49 Venture share certain operating rights and the Company acts as manager to the HCP 49 Venture opco; however, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the HCP 49 Venture propco primarily consist of the senior housing communities that it owns and cash and cash equivalents. The obligations of the HCP 49 Venture propco primarily consist of a note payable to HCP. The assets of the HCP 49 Venture opco primarily consist of the senior housing communities that it leases, resident fees receivable and cash and cash equivalents. The obligations of the HCP 49 Venture opco primarily consist of community lease obligations, accounts payable and accrued expenses. Assets generated by the operations of the senior housing communities (primarily rents from senior housing residents) of the HCP 49 Venture may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities).

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at March 31, 2015 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$190.6	$190.6
HCP 49 Venture opco and propco	Investment in unconsolidated ventures	$70.9	$70.9

As of March 31, 2015, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of March 31, 2015, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

Prior to August 29, 2014, the Company had an additional reportable segment, CCRCs - Entry Fee. On August 29, 2014, the Company contributed all but two of its entry fee CCRCs to the CCRC Venture, at which time the contributed CCRCs were deconsolidated.  The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the three month period March 31, 2014 and the CCRCs - Rental segment for the three month period ended March 31, 2015, based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC Venture. The CCRC Venture is accounted for under the equity method of accounting.

Subsequent to March 31, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the three months ended March 31, 2014 have not been recast.

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

CCRCs - Rental.  The Company's CCRCs - Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units. As of March 31, 2015, the CCRCs - Rental segment also includes three entry fee CCRCs.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue
Retirement Centers(1)	$163,486	$132,349
Assisted Living(1)	617,344	277,431
CCRCs - Rental(1)	155,991	97,944
CCRCs - Entry Fee(1)	—	79,169
Brookdale Ancillary Services(1)	115,411	63,417
Management Services(2)	195,649	96,965
	$1,247,881	$747,275
Segment Operating Income(3)
Retirement Centers	$69,409	$56,230
Assisted Living	219,983	104,992
CCRCs - Rental	37,883	26,830
CCRCs - Entry Fee	—	19,635
Brookdale Ancillary Services	22,742	12,753
Management Services	15,097	7,402
	365,114	227,842
General and administrative (including non-cash stock-based compensation expense)	84,204	44,665
Transaction costs	6,742	10,844
Facility lease expense	94,471	69,869
Depreciation and amortization	220,427	70,316
Loss on facility lease termination	76,143	—
(Loss) income from operations	$(116,873)	$32,148

	As of
	March 31, 2015	December 31, 2014
Total assets
Retirement Centers	$1,601,789	$1,603,704
Assisted Living	6,538,732	6,513,376
CCRCs - Rental	1,100,344	1,065,116
Brookdale Ancillary Services	247,340	224,229
Corporate and Management Services	1,002,760	1,114,938
Total assets	$10,490,965	$10,521,363

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)  Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

15.       Subsequent Events

On March 17, 2015, the Company entered into a definitive agreement to acquire a 10% ownership interest in a newly formed RIDEA venture with HCP. The Company and HCP have entered into a definitive agreement for the venture to acquire 35 senior housing communities for $849 million. The Company has operated these communities under a management agreement since 2011 and will continue to manage the communities post-closing under a long-term management agreement. The closing of this acquisition, expected in 2015, is subject to regulatory approvals and other customary closing conditions. There can be no assurance that the acquisition will close or, if it does, when the closing will occur.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and CFFO; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized living and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, CFFO, and/or Facility Operating Income (as such terms are defined herein); and our expectations regarding the integration of Emeritus and the transactions with HCP. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition, or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the integration of Emeritus and the transactions with HCP, including in respect of unanticipated difficulties and/or expenditures relating to such transactions; the impact of such transactions on our relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining, cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date such forward-looking statements were made. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of March 31, 2015, we are the largest operator of senior living communities in the United States based on total capacity, with 1,141 communities in 46 states and the ability to serve approximately 111,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of March 31, 2015, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Centers ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry. We also believe that we operate in the most attractive sectors of the senior living industry with significant opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive "home-like" setting, assistance with activities of daily living (such as eating, bathing, dressing, toileting and transferring/walking) and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. Our strategy is to be the leading provider of senior living solutions, built on a large and growing senior housing platform. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

During the three months ended March 31, 2015, we completed several transactions as part of our long-term objectives to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. These transactions include our acquisition of the underlying real estate associated with 23 communities that were previously leased for an aggregate purchase price of approximately $320 million.

On July 31, 2014, we acquired Emeritus, a senior living service provider focused on operating residential style communities throughout the United States, for approximately $3.0 billion consisting of the issuance of our stock with a fair value of approximately $1.6 billion and our assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, 182 of which were owned and 311 of which were subject to leases that we directly or indirectly assumed in the merger. The Emeritus communities provide independent living, assisted living, memory care and, to a lesser extent, skilled nursing care. The merger significantly increased our scale and provides us the opportunity to leverage this scale to build our national brand and provide greater organic growth, achieve greater operating efficiencies, and drive new innovations to serve our residents. In addition, the merger provided us entry into 10 new states and significantly increased our presence in many high-population states, especially in the west and northeast. Enhanced geographic coverage and density is a contributing factor to our ability to increase our operating efficiencies and may provide additional opportunities for growth from markets with clusters of assets. The merger also enables us to expand our therapy, home health and hospice ancillary programs into the Emeritus communities and accelerate the introduction of Emeritus' Nurse on Call home health services into our major markets. The results of Emeritus' operations have been included in the consolidated financial statements subsequent to the acquisition date. Revenue and facility operating expenses of Emeritus included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2015 were $456.5 million and $298.7 million, respectively.

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

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2015 and 2014 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Total revenues	$1,247.9	$747.3	$500.6	67.0%
Facility operating expense	$702.2	$429.9	$272.3	63.4%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(130.5)	$(2.3)	$128.2	NM
Adjusted EBITDA	$203.4	$110.3	$93.1	84.4%
Cash From Facility Operations	$88.1	$67.5	$20.6	30.5%
Facility Operating Income	$349.3	$213.2	$136.1	63.8%

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

During the three months ended March 31, 2015, total revenues increased to $1.2 billion, an increase of $500.6 million, or 67.0%, over our total revenues for the three months ended March 31, 2014. The inclusion of Emeritus' operations contributed $456.5 million to the increase in revenue. Aside from the effects of the Emeritus merger, but including the impacts of the transactions with HCP, our revenues increased $44.1 million, or 5.9%, over our total revenues for the three months ended March 31, 2014. Resident fees for the three months ended March 31, 2015 increased $401.9 million, or 61.8%, from the three months ended March 31, 2014. Management fees increased $7.7 million, or 104.0%, from the three months ended March 31, 2014, and reimbursed costs on behalf of managed communities increased $91.0 million, or 101.6%. The increase in resident fees during the three months ended March 31, 2015 was primarily due to the inclusion of Emeritus' operating results since July 31, 2014. The increase in management fees and reimbursed costs on behalf of managed communities is primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture each as described in Note 13 to the condensed consolidated financial statements.

During the three months ended March 31, 2015, facility operating expenses were $702.2 million, an increase of $272.3 million, or 63.4%, as compared to the three months ended March 31, 2014. Facility operating expenses increased $298.7 million due to the inclusion of Emeritus' operations. Excluding the effects of the Emeritus merger, facility operating expenses decreased $26.4 million, or 6.1%, primarily due to the contribution of communities to the CCRC Venture.

Net loss attributable to Brookdale Senior Living Inc. common stockholders for the three months ended March 31, 2015 was $130.5 million, or $(0.71) per basic and diluted common share, compared to a net loss of $2.3 million, or $(0.02) per basic and diluted common share, for the three months ended March 31, 2014.

During the three months ended March 31, 2015, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 84.4%, 30.5% and 63.8%, respectively, when compared to the three months ended March 31, 2014. Adjusted EBITDA and Cash From Facility Operations include integration, transaction, transaction-related and electronic medical records ("EMR") roll-out costs of $27.3 million for the three months ended March 31, 2015 and $11.8 million for the three months ended March 31, 2014.

Consolidated Results of Operations

Comparison of Three Months ended March 31, 2015 to March 31, 2014

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

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to amended lease terms, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the remainder of the period. We contributed all but two of our entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two entry fee CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the three month period ended March 31, 2014 and the CCRCs - Rental segment for the three month period ended March 31, 2015.

Subsequent to March 31, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the three months ended March 31, 2014 have not been recast.

As of March 31, 2015 our total operations included 1,141 communities with a capacity to serve 110,578 residents.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$163,486	$132,349	$31,137	23.5%
Assisted Living	617,344	277,431	339,913	122.5%
CCRCs – Rental	155,991	97,944	58,047	59.3%
CCRCs – Entry Fee	—	79,169	(79,169)	(100.0)%
Brookdale Ancillary Services	115,411	63,417	51,994	82.0%
Total resident fees	1,052,232	650,310	401,922	61.8%
Management services(1)	195,649	96,965	98,684	101.8%
Total revenue	1,247,881	747,275	500,606	67.0%
Expense
Facility operating expense
Retirement Centers	94,077	76,119	17,958	23.6%
Assisted Living	397,361	172,439	224,922	130.4%
CCRCs – Rental	118,108	71,114	46,994	66.1%
CCRCs – Entry Fee	—	59,534	(59,534)	(100.0)%
Brookdale Ancillary Services	92,669	50,664	42,005	82.9%
Total facility operating expense	702,215	429,870	272,345	63.4%
General and administrative expense	84,204	44,665	39,539	88.5%
Transaction costs	6,742	10,844	(4,102)	(37.8)%
Facility lease expense	94,471	69,869	24,602	35.2%
Depreciation and amortization	220,427	70,316	150,111	213.5%
Loss on facility lease termination	76,143	—	76,143	NM
Costs incurred on behalf of managed communities	180,552	89,563	90,989	101.6%
Total operating expense	1,364,754	715,127	649,627	90.8%
(Loss) from operations	(116,873)	32,148	(149,021)	NM
Interest income	427	321	106	33.0%
Interest expense
Debt	(42,348)	(23,844)	18,504	77.6%
Capital and financing lease obligations	(53,203)	(6,154)	47,049	NM
Amortization of deferred financing costs and debt premium (discount)	(381)	(4,018)	(3,637)	(90.5)%
Change in fair value of derivatives	(550)	(847)	(297)	(35.1)%
Debt modification and extinguishment costs	(44)	—	44	NM
Equity in earnings of unconsolidated ventures	1,484	636	848	133.3%
Other non-operating income	2,491	465	2,026	435.7%
Loss before income taxes	(208,997)	(1,293)	207,704	NM
Benefit (provision) for income taxes	78,288	(1,006)	79,294	NM
Net loss	(130,709)	(2,299)	128,410	NM
Net loss attributable to noncontrolling interest	258	—	258	100.0%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(130,451)	$(2,299)	$128,152	NM

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,141	647	494	76.4%
Total units operated(2)
Period end	109,887	65,584	44,303	67.6%
Weighted average	110,107	65,720	44,387	67.5%
Owned/leased communities units(2)
Period end	82,928	48,600	34,328	70.6%
Weighted average	82,922	48,580	34,342	70.7%
Owned/leased communities occupancy rate (weighted average)	87.4%	88.6%	(1.2%)	(1.4%)
Senior Housing average monthly revenue per unit(3)	$4,305	$4,491	$(186)	(4.1%)

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	99	74	25	33.8%
Total units(2)
Period end	17,376	14,161	3,215	22.7%
Weighted average	17,369	14,161	3,208	22.7%
Occupancy rate (weighted average)	88.8%	89.3%	(0.5%)	(0.6%)
Senior Housing average monthly revenue per unit(3)	$3,533	$3,490	$43	1.2%
Assisted Living
Number of communities (period end)	837	440	397	90.2%
Total units(2)
Period end	55,072	22,440	32,632	145.4%
Weighted average	55,073	22,435	32,638	145.5%
Occupancy rate (weighted average)	87.2%	89.6%	(2.4%)	(2.7%)
Senior Housing average monthly revenue per unit(3)	$4,283	$4,599	$(316)	(6.9%)
CCRCs - Rental
Number of communities (period end)	45	26	19	73.1%
Total units(2)
Period end	10,480	6,470	4,010	62.0%
Weighted average	10,480	6,457	4,023	62.3%
Occupancy rate (weighted average)	86.0%	86.6%	(0.6%)	(0.7%)
Senior Housing average monthly revenue per unit(3)	$5,744	$5,839	$(95)	(1.6%)
CCRCs - Entry Fee
Number of communities (period end)	—	15	(15)	(100.0%)
Total units(2)
Period end	—	5,529	(5,529)	(100.0%)
Weighted average	—	5,527	(5,527)	(100.0%)
Occupancy rate (weighted average)	—	84.7%	(84.7%)	(100.0%)
Senior Housing average monthly revenue per unit(3)	$—	$5,124	$(5,124)	(100.0%)

Management Services
Number of communities (period end)	160	92	68	73.9%
Total units(2)
Period end	26,959	16,984	9,975	58.7%
Weighted average	27,185	17,140	10,045	58.6%
Occupancy rate (weighted average)	86.5%	86.3%	0.2%	0.2%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	636,413	812,632	(176,219)	(21.7%)
Home Health average census	13,767	5,084	8,683	170.8%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $401.9 million, or 61.8%, over the prior year period primarily due to the inclusion of revenue from communities acquired and new units added to existing communities since the end of the prior year period (including communities acquired as part of the Emeritus transaction), partially offset by the effect of the contribution of entry fee communities to the CCRC venture with HCP. During the current period, revenues grew 3.0% at the 509 communities we owned or leased during both periods with a 4.2% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy decreased 1.1% in these 509 communities period over period.

Retirement Centers segment revenue increased $31.1 million, or 23.5%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $29.4 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit.

Assisted Living segment revenue increased $339.9 million, or 122.5%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $334.1 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental segment revenue increased $58.0 million, or 59.3%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $36.3 million to the increase in revenue. Aside from the effects of the acquisition, revenues increased $18.7 million due to the reclassification of three communities into this segment. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit.

Brookdale Ancillary Services segment revenue increased $52.0 million, or 82.0%, primarily due to the inclusion of $46.4 million of revenue related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. Additionally, revenue increased due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $98.7 million, or 101.8%, primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the impact of our acquisition of Emeritus.

Retirement Centers segment operating expenses increased $18.0 million, or 23.6%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $15.8 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases.

Assisted Living segment operating expenses increased $224.9 million, or 130.4%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $219.5 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases and an increase in advertising expense.

CCRCs - Rental segment operating expenses increased $47.0 million, or 66.1%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $26.7 million to the increase in operating expense. Additionally, operating expenses at communities we operated during both periods increased by $20.3 million, primarily due to the reclassification of three communities into this segment.

Brookdale Ancillary Services segment operating expenses increased $42.0 million, or 82.9%, primarily due to the inclusion of $36.6 million of expenses related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. Additionally, expense increased in connection with higher census and increased salaries and wage expense as additional employees are hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $39.5 million, or 88.5%, over the prior year period primarily as a result of an increase in integration and transaction-related costs and the addition of employees associated with our acquisition of Emeritus. Integration and transaction-related costs include third party expenses directly related to the integration of Emeritus and corporate capital assessment activities (including shareholder relations advisory matters), as well as internal costs such as labor, reflecting time spent by our personnel on integration and transaction activity.

Transaction Costs

Transaction costs for the three months ended March 31, 2015 were $6.7 million, a decrease from $10.8 million in the prior year period. Transaction costs in the prior year period are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and include expenses such as lender costs and legal, banking, accounting and consulting fees. Transaction costs in the current year period primarily relate to direct costs related to acquisition and community leasing activity.

Facility Lease Expense

Facility lease expense increased $24.6 million, or 35.2%, primarily due to the inclusion of lease expense from leases assumed as part of our acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $150.1 million, or 213.5%, primarily due to the acquisition of communities since the prior year period, driven by amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus, partially offset by the contribution of previously owned communities to the CCRC Venture in August 2014.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $91.0 million, or 101.6%, primarily due to our assumption of new management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Interest Expense

Interest expense increased $61.6 million, or 176.7%, primarily due to our assumption of Emeritus debt and capital and financing lease obligations, which increased interest expense by $13.5 million and $47.2 million, respectively (including the impact of non-cash interest expense related to debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the three months ended March 31, 2015 and 2014 was primarily due to changes in our financial results under generally accepted accounting principles and the reversal of the majority of our valuation allowance which occurred during the quarter ended September 30, 2014. We recorded an aggregate deferred federal, state and local tax benefit of $79.2 million as a result of the operating loss for the three months ended March 31, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized.  Our valuation allowance as of March 31, 2015 and December 31, 2014 is $9.2 million.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended March 31, 2015 which are included in income tax expense (benefit) for the period.  Tax returns for years 2011 through 2013 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$10,057	$52,696
Cash used in investing activities	(231,291)	(53,522)
Cash provided by (used in) financing activities	232,333	(11,984)
Net increase (decrease) in cash and cash equivalents	11,099	(12,810)
Cash and cash equivalents at beginning of period	104,083	58,511
Cash and cash equivalents at end of period	$115,182	$45,701

The decrease in cash provided by operating activities of $42.6 million was attributable primarily to the payment of $81.4 million of cash to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities. This amount was partially offset by the inclusion of Emeritus' operating results.

The increase in cash used in investing activities of $177.8 million was primarily attributable to the acquisition of assets related to our acquisition of 15 previously leased communities in the current period.

The change in cash provided by (used in) financing activities period over period was primarily attributable to the proceeds from draws on our secured credit facility in connection with certain acquisitions during the quarter.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	funds generated through unconsolidated venture arrangements;
•	proceeds from our credit facilities;
•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions; and
•	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction and integration costs;
•	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
•	capital expenditures and improvements, including the expansion of our current communities and the development of new communities;
•	dividend payments;
•	purchases of common stock under our share repurchase authorizations; and
•	other corporate initiatives (including integration, information systems and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;
•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs; and
•	other corporate initiatives (including integration, information systems and branding).

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2015, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate secured and unsecured letter of credit facilities providing for up to $109.3 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of March 31, 2015.

At March 31, 2015, we had $3.6 billion of debt outstanding, excluding capital and financing lease obligations and our secured credit facility, at a weighted-average interest rate of 5.0% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At March 31, 2015, we had $2.6 billion of capital and financing lease obligations, $300.0 million was drawn on our secured credit facility, and $83.9 million of letters of credit had been issued under our letter of credit facilities. Approximately $224.0 million of our debt and capital and financing lease obligations are due on or before March 31, 2016. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending March 31, 2016, we will be required to make approximately $379.3 million of payments in connection with our existing operating leases.

At March 31, 2015, we had $274.7 million of negative working capital. We had $115.2 million of cash and cash equivalents at March 31, 2015, excluding cash and escrow deposits-restricted and lease security deposits of $126.1 million in the aggregate. As of that date, we also had $166.7 million of availability on our secured credit facility. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities.

The following table summarizes our actual capital expenditures for the three months ended March 31, 2015 as well as our anticipated capital expenditures for the year ended December 31, 2015 for our consolidated communities (dollars in millions):

	Actual Three Months Ended March 31, 2015	Anticipated 2015 Range
Recurring(1) (2)	$16.8	$75.0 - 77.0
EBITDA-enhancing / Major Projects(2) (3)	28.9	210.0 - 215.0
Program Max(2)	19.9	125.0 - 175.0
Corporate, integration and other	13.5	108.0 - 117.0
Total capital expenditures	$79.1	$518.0 - 584.0

(1)     Payments are included in Cash From Facility Operations.

(2)	Amounts shown are gross capital expenditures. Certain capital expenditures are subject to third party lessor funding. For the three months ended March 31, 2015 we received $15.3 million of lessor reimbursements, of which $1.8 million relates to recurring capital expenditures. For the full year 2015 we anticipate receiving approximately $115.0 million - $170.0 million of lessor reimbursements.

(3)	Includes $2.5 million of deferred capital expenditures related to the Emeritus merger.

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

As of March 31, 2015, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

The credit facility will continue to be secured by first priority mortgages on certain of our communities. In addition, the amended agreement permits us to pledge the equity interests in subsidiaries that own other communities (rather than mortgaging such communities), provided that loan availability from pledged assets cannot exceed 10% of loan availability from mortgaged assets. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility

The amended credit agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the amended credit agreement, which would result in termination of all commitments under the amended credit agreement and all amounts owing under the amended credit agreement and certain other loan agreements becoming immediately due and payable.

As of March 31, 2015, we had $300.0 million drawn on our secured credit facility and $166.7 million of availability. We also had secured and unsecured letter of credit facilities of up to $109.3 million in the aggregate as of March 31, 2015. Letters of credit totaling $83.9 million had been issued under these facilities as of that date.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015.

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2015. See Notes 4 and 8 to the condensed consolidated financial statements for community acquisitions and financing transactions that were completed during the period.

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income), net of amortization of (above) below market rents;

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense;

•	change in future service obligation; and

•	Cash From Facility Operations ("CFFO" as defined below) from unconsolidated ventures;

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

The definition of Adjusted EBITDA was changed in the first quarter of 2015 to include CFFO from unconsolidated ventures. The prior period has been recast to conform to the new definition.

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015(1)	2014(1)
Net loss	$(130,709)	$(2,299)
(Benefit) provision for income taxes	(78,288)	1,006
Equity in earnings of unconsolidated ventures	(1,484)	(636)
Debt modification and extinguishment costs	44	—
Other non-operating income	(2,491)	(465)
Interest expense:
Debt	42,348	23,844
Capital and financing lease obligations	53,203	6,154
Amortization of deferred financing costs and debt (premium) discount	381	4,018
Change in fair value of derivatives	550	847
Interest income	(427)	(321)
(Loss) income from operations	(116,873)	32,148
Depreciation and amortization	220,427	70,316
Loss on facility lease termination	76,143	—
Straight-line lease expense	2,801	(223)
Amortization of (above) below market lease, net	(1,959)	—
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(767)	(7,202)
Non-cash stock-based compensation expense	8,873	7,572
Entrance fee receipts(2)	2,491	14,959
Entrance fee disbursements	(829)	(8,446)
CFFO from unconsolidated ventures	14,213	2,241
Adjusted EBITDA	$203,427	$110,272

(1)	The calculation of Adjusted EBITDA includes integration, transaction, transaction-related and EMR roll-out costs of $27.3 million and $11.8 million for the three months ended March 31, 2015 and 2014, respectively. Integration, transaction-related and EMR roll-out costs include third party expenses directly related to the integration of Emeritus and corporate capital structure assessment activities (including shareholder relations advisory matters) as well as internal costs such as labor reflecting time spent by Company personnel on integration and transaction-related activity. Transaction costs include third party costs directly related to the acquisition of Emeritus and other acquisition and community leasing activity and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015(1)	2014(1)
Net cash provided by operating activities	$10,057	$52,696
Changes in operating assets and liabilities	16,425	28,558
Refundable entrance fees received	36	5,924
Entrance fee refunds disbursed	(829)	(8,446)
Recurring capital expenditures, net	(15,003)	(9,369)
Lease financing debt amortization with fair market value or no purchase options	(12,439)	(3,897)
Loss on facility lease termination	76,143	—
Distributions from unconsolidated ventures from cumulative share of net earnings	(500)	(245)
CFFO from unconsolidated ventures	14,213	2,241
Cash From Facility Operations	$88,103	$67,462

(1)	The calculation of Cash From Facility Operations includes integration, transaction, transaction-related and EMR roll-out costs of $27.3 million and $11.8 million for the three months ended March 31, 2015 and 2014, respectively. Integration, transaction-related and EMR roll-out costs include third party expenses directly related to the integration of Emeritus and corporate capital structure assessment activities (including shareholder relations advisory matters) as well as internal costs such as labor reflecting time spent by Company personnel on integration and transaction-related activity. Transaction costs include third party costs directly related to the acquisition of Emeritus and other acquisition and community leasing activity and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(130,709)	$(2,299)
(Benefit) provision for income taxes	(78,288)	1,006
Equity in earnings of unconsolidated ventures	(1,484)	(636)
Debt modification and extinguishment costs	44	—
Other non-operating income	(2,491)	(465)
Interest expense:
Debt	42,348	23,844
Capital and financing lease obligations	53,203	6,154
Amortization of deferred financing costs and debt (premium) discount	381	4,018
Change in fair value of derivatives	550	847
Interest income	(427)	(321)
(Loss) income from operations	(116,873)	32,148
Depreciation and amortization	220,427	70,316
Facility lease expense	94,471	69,869
General and administrative (including non-cash stock-based compensation expense)	84,204	44,665
Transaction costs	6,742	10,844
Loss on facility lease termination	76,143	—
Amortization of entrance fees	(767)	(7,202)
Management fees	(15,097)	(7,402)
Facility Operating Income	$349,250	$213,238

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2015, we had approximately $2.6 billion of long-term fixed rate debt, $1.0 billion of long-term variable rate debt, excluding our secured credit facility, and $2.6 billion of capital and financing lease obligations. As of March 31, 2015, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 5.0% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of March 31, 2015, $2.6 billion, or 71.6%, of our long-term debt, excluding our secured credit facility and capital and financing lease obligations, has fixed rates. As of March 31, 2015, $822.5 million, or 23.0%, of our long-term debt, excluding our secured credit facility and capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $194.6 million, or 5.4%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our secured credit facility and capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $10.0 million, a 500 basis point increase in interest rates would have an impact of $43.5 million and a 1,000 basis point increase in interest rates would have an impact of $53.7 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

The following risk factor reflects certain modifications of, or additions to, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

We rely on reimbursement from governmental programs for a portion of our revenues, and will be subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense). In addition, certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2017. If these exceptions are modified or not extended beyond that date, our revenues and net operating income relating to our outpatient therapy services could be materially adversely impacted.

Effective October 1, 2012, certain Medicare Part B therapy services exceeding a specified threshold are subject to a pre-payment manual medical review process. The review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity. These Medicare Part B therapy cap exception requirements, including the applicable pre-approval requirements, could also negatively impact the revenues and net operating income relating to our outpatient therapy services business.  Pursuant to the Medicare Access and CHIP Reauthorization Act of 2015, which was signed by the President on April 16, 2015, the manual review process will be replaced with a new review program to be developed by the Secretary of Health and Human Services.

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  We cannot predict what action, if any, Congress will take on reimbursement policies of the Medicare program or what future rule changes the CMS will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer
(Principal Financial Officer)
Date:	May 11, 2015

EXHIBIT INDEX

Exhibit No.	Description

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
10.1
Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor (incorporated by reference to Exhibit 10.1.3 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).†

10.2
Agreement dated as of April 23, 2015, by and among the Company and Sandell Asset Management Corp. and the other entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).

10.3
Amendment No. 1 to Employment Agreement dated as of April 23, 2015 by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).

10.4
Amendment No. 1 to Severance Pay Policy, Tier I, adopted by the Company on April 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).

10.5	Form of Restricted Share Agreement under the Company's 2014 Omnibus Incentive Plan (Time-Vesting for New Directors).
10.6	Restricted Share Agreement under the Company's 2014 Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (2-Year Performance-Vesting).
10.7	Restricted Share Agreement under the Company's 2014 Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (3-Year Cliff Vesting).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the SEC.