Form 10-Q
period 2015-06-30
Brookdale Senior Living Inc.
filed 2015-08-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, 184,516,825 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of June 30, 2015 (Unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations -
	Three and six months ended June 30, 2015 and 2014 (Unaudited)	4

	Condensed Consolidated Statement of Equity -
	Six months ended June 30, 2015 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2015 and 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43

Signatures		44

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$78,496	$104,083
Cash and escrow deposits – restricted	42,046	38,862
Accounts receivable, net	161,914	149,730
Deferred tax asset	84,199	84,199
Prepaid expenses and other current assets, net	131,029	237,915
Total current assets	497,684	614,789
Property, plant and equipment and leasehold intangibles, net	8,341,286	8,389,505
Cash and escrow deposits – restricted	42,986	56,376
Investment in unconsolidated ventures	352,472	312,925
Goodwill	734,989	736,805
Other intangible assets, net	136,145	154,773
Other assets, net	247,718	256,190
Total assets	$10,353,280	$10,521,363
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$140,348	$159,922
Current portion of capital and financing lease obligations	58,242	112,343
Trade accounts payable	82,019	76,314
Accrued expenses	388,999	422,654
Refundable entrance fees and deferred revenue	109,134	101,613
Tenant security deposits	4,363	4,916
Total current liabilities	783,105	877,762
Long-term debt, less current portion	3,480,562	3,356,808
Capital and financing lease obligations, less current portion	2,527,132	2,536,883
Line of credit	270,000	100,000
Deferred liabilities	260,468	256,346
Deferred tax liability	112,159	243,474
Other liabilities	235,845	267,849
Total liabilities	7,669,271	7,639,122
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2015 and December 31, 2014; 190,631,510 and 189,466,395 shares issued and 188,203,109 and 187,037,994 shares outstanding (including 3,702,751 and 3,552,143 unvested restricted shares), respectively	1,882	1,870
Additional paid-in-capital	4,051,927	4,034,655
Treasury stock, at cost; 2,428,401 shares at June 30, 2015 and December 31, 2014	(46,800)	(46,800)
Accumulated deficit	(1,322,999)	(1,108,001)
Total Brookdale Senior Living Inc. stockholders' equity	2,684,010	2,881,724
Noncontrolling interest	(1)	517
Total equity	2,684,009	2,882,241
Total liabilities and equity	$10,353,280	$10,521,363

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Resident fees	$1,043,978	$653,517	$2,096,210	$1,303,827
Management fees	14,839	7,489	29,936	14,891
Reimbursed costs incurred on behalf of managed communities	179,367	87,387	359,919	176,950
Total revenue	1,238,184	748,393	2,486,065	1,495,668

Expense
Facility operating expense (excluding depreciation and amortization of $214,116, $64,067, $422,939 and $126,728, respectively)	694,991	435,415	1,391,880	865,285
General and administrative expense (including non-cash stock-based compensation expense of $6,851, $7,729, $15,724 and $15,301, respectively)	89,545	47,008	179,075	91,673
Transaction costs	421	6,808	7,163	17,652
Facility lease expense	91,338	70,030	185,809	139,899
Depreciation and amortization	225,645	71,088	446,072	141,404
Loss on facility lease termination	—	—	76,143	—
Costs incurred on behalf of managed communities	179,367	87,387	359,919	176,950
Total operating expense	1,281,307	717,736	2,646,061	1,432,863
(Loss) income from operations	(43,123)	30,657	(159,996)	62,805

Interest income	382	285	809	606
Interest expense:
Debt	(43,684)	(23,602)	(86,032)	(47,446)
Capital and financing lease obligations	(53,043)	(6,055)	(106,246)	(12,209)
Amortization of deferred financing costs and debt premium (discount)	162	(4,078)	(219)	(8,096)
Change in fair value of derivatives	(76)	(1,322)	(626)	(2,169)
Debt modification and extinguishment costs	—	(3,197)	(44)	(3,197)
Equity in (loss) earnings of unconsolidated ventures	(672)	1,523	812	2,159
Other non-operating income	2,654	3,456	5,145	3,921
Loss before income taxes	(137,400)	(2,333)	(346,397)	(3,626)
Benefit (provision) for income taxes	52,593	(962)	130,881	(1,968)
Net loss	(84,807)	(3,295)	(215,516)	(5,594)
Net loss attributable to noncontrolling interest	260	—	518	—
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(84,547)	$(3,295)	$(214,998)	$(5,594)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.46)	$(0.03)	$(1.17)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	184,266	125,058	183,974	124,770

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2015	187,038	$1,870	$4,034,655	$(46,800)	$(1,108,001)	$2,881,724	$517	$2,882,241
Compensation expense related to restricted stock grants	—	—	15,724	—	—	15,724	—	15,724
Net loss	—	—	—	—	(214,998)	(214,998)	(518)	(215,516)
Issuance of common stock under Associate Stock Purchase Plan	43	—	1,421	—	—	1,421	—	1,421
Restricted stock, net	1,122	12	(12)	—	—	—	—	—
Other	—	—	139	—	—	139	—	139
Balances at June 30, 2015	188,203	$1,882	$4,051,927	$(46,800)	$(1,322,999)	$2,684,010	$(1)	$2,684,009

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(215,516)	$(5,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt modification and extinguishment costs	44	3,197
Depreciation and amortization, net	446,291	149,500
Equity in earnings of unconsolidated ventures	(812)	(2,159)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,450	615
Amortization of deferred gain	(2,186)	(2,186)
Amortization of entrance fees	(1,697)	(14,749)
Proceeds from deferred entrance fee revenue	5,313	23,941
Deferred income tax (benefit) provision	(132,462)	593
Change in deferred lease liability	4,720	(440)
Change in fair value of derivatives	626	2,169
Non-cash stock-based compensation	15,724	15,301
Non-cash interest expense on financing lease obligations	11,516	—
Amortization of (above) below market rents, net	(3,799)	—
Other	(1,416)	115
Changes in operating assets and liabilities:
Accounts receivable, net	(12,241)	1,415
Prepaid expenses and other assets, net	37,493	(14,185)
Accounts payable and accrued expenses	(49,536)	(13,316)
Tenant refundable fees and security deposits	(517)	(477)
Deferred revenue	7,829	474
Net cash provided by operating activities	110,824	144,214

Cash Flows from Investing Activities
Decrease (increase) in lease security deposits and lease acquisition deposits, net	15,723	(66)
Decrease in cash and escrow deposits — restricted	10,206	588
Additions to property, plant and equipment and leasehold intangibles, net	(178,348)	(133,429)
Acquisition of assets, net of related payables and cash received	(192,701)	(515)
Investment in unconsolidated ventures	(38,609)	—
Distributions received from unconsolidated ventures	—	2,643
Proceeds from sale of assets, net	4,993	—
Other	2,239	2,640
Net cash used in investing activities	(376,497)	(128,139)

Cash Flows from Financing Activities
Proceeds from debt	165,193	180,154
Repayment of debt and capital and financing lease obligations	(84,037)	(181,813)
Proceeds from line of credit	685,000	82,000
Repayment of line of credit	(515,000)	(100,000)
Payment of financing costs, net of related payables	(3,466)	(818)
Refundable entrance fees:
Proceeds from refundable entrance fees	586	16,942
Refunds of entrance fees	(1,817)	(17,659)
Cash portion of loss on extinguishment of debt	(44)	(3,180)
Payment on lease termination	(7,750)	—
Other	1,421	722
Net cash provided by (used in) financing activities	240,086	(23,652)
Net decrease in cash and cash equivalents	(25,587)	(7,577)
Cash and cash equivalents at beginning of period	104,083	58,511
Cash and cash equivalents at end of period	$78,496	$50,934

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2015, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015.

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

Revenue Recognition

Resident Fees

Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized health and assisted living care. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly in advance. Revenue from certain skilled nursing services and ancillary charges is recognized as services are provided, and such fees are billed monthly in arrears.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value of approximately $3.6 billion as of June 30, 2015 and $3.5 billion as of December 31, 2014. The Company had capital and financing lease obligations with a carrying value of $2.6 billion as of June 30, 2015 and December 31, 2014. Fair value of the debt and capital and financing lease obligations approximates carrying value in all periods. The Company's fair value of debt and capital and financing lease obligations disclosure is classified within Level 2 of the valuation hierarchy.

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

Certain of the Company's employee stock awards vest only upon the achievement of performance targets. ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company's determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored, and estimates are updated as information becomes available.

For all share-based awards with graded vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the achievement of performance target is deemed probable. Performance goals are evaluated quarterly. If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the Company maintains general liability and professional liability insurance policies for its owned, leased and managed communities under a master insurance program, the Company's current policies provide for deductibles for each and every claim. As a result, the Company is, in effect, self-insured for claims that are less than the deductible amounts. In addition, the Company maintains a high deductible workers compensation program and a self-insured employee medical program. The Company reviews the adequacy of its accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjusts accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored, and estimates are updated as information becomes available.

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

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement—Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 is intended to reduce complexity and cost of compliance with GAAP by eliminating the concept of extraordinary items in the statement of operations. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-01 on January 1, 2015, and it did not have a material impact on the Company's condensed consolidated financial statements and disclosures for the six months ended June 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption will be permitted beginning on January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and disclosures.

Reclassifications

For the three months ended March 31, 2015, $5.3 million was reclassified between general and administrative expense and facility operating expense in the condensed consolidated statements of operations to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

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

During the three and six months ended June 30, 2015 and 2014, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 3.8 million and 3.6 million for the three months ended June 30, 2015 and 2014, respectively, and 3.9 million and 3.7 million for the six months ended June 30, 2015 and 2014, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of June 30, 2015 and 2014, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of June 30, 2015 and 2014, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

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

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. The changes to the Company's valuation assumptions were based on more accurate information becoming available concerning the subject assets and liabilities. The purchase price allocation adjustments were related to pre-acquisition self-insurance reserves and the related deferred tax impact, resulting in a $1.8 million net decrease to the goodwill allocated to the Assisted Living segment during the six months ended June 30, 2015. None of these changes had a material impact on the Company's condensed consolidated financial statements. The allocation of fair values is subject to further adjustment due primarily to information not readily available at the acquisition date related to subjective reserves and property valuations and adjustments to our valuation assumptions and the related deferred tax impact. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets and liabilities are its current best estimate of fair value. The Company will continue to monitor this preliminary purchase price allocation during the measurement period, as allowed for under ASC 805, Business Combinations.

The following table provides the pro forma consolidated operational data as if the Company had acquired Emeritus on January 1, 2013 (in millions, except share and per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total revenue	$1,273	$2,542
Net loss attributable to Brookdale Senior Living Inc. common stockholders	(16)	(31)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.09)	$(0.18)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	172,642	172,354

The Company incurred $3.9 million and $14.3 million of transaction costs related to the acquisition of Emeritus for the three and six months ended June 30, 2014, respectively. Transaction costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third party costs. The pro forma consolidated operational data for the three and six months ended June 30, 2014 excludes $3.9 million and $14.3 million of transaction costs that were directly attributable to the Merger. On August 29, 2014, the Company and HCP, Inc. ("HCP") entered into two ventures and amended the terms of certain existing agreements between the Company and HCP as reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. The pro forma consolidated operational data reflects the Company's full ownership interests and previously existing lease terms.

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

Community Acquisitions

On December 29, 2014, the Company exercised its purchase option under an amended and restated master lease with HCP, as amended. As a result, the Company agreed to purchase the fee simple interest of nine communities previously leased to the Company for an aggregate purchase price of $60.0 million. On December 31, 2014, the Company paid the full purchase price of $51.4 million of cash as a deposit for the purchase of eight of the nine communities, and the Company took title to these eight communities at the closing on January 1, 2015. On May 1, 2015, the Company acquired the ninth community and paid the remainder of the purchase price of $8.6 million of cash. The results of operations of these communities are reported in the Assisted Living and CCRCs - Rental segments within the condensed consolidated financial statements for the three and six months ended June 30, 2015.

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments within the condensed consolidated financial statements for the three and six months ended June 30, 2015. The Company financed the transaction with cash on hand, amounts drawn on the secured credit facility and $20.0 million of seller financing. The $20.0 million note has a five year term and bears interest at a fixed rate of 8.0%. The fair value of the communities acquired was determined to approximate $187.2 million. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the condensed consolidated statement of operations for the six months ended June 30, 2015 and reversed $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2015.

Investment in Unconsolidated RIDEA Venture

On June 30, 2015, the Company and HCP entered into a RIDEA venture, which acquired 35 senior housing communities for $847 million. The Company contributed $30.3 million in cash to the RIDEA venture. The Company owns a 10% ownership interest, and HCP owns a 90% ownership interest, in each of the propco and opco. The Company had operated these communities under a management agreement since 2011 and will continue to manage the communities under a market rate long-term management agreement with the venture. The Company's interest in the venture is accounted for under the equity method of accounting.

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

Current year grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2015	1,335	$34.57 – 34.89	$46,142
Three months ended June 30, 2015	70	$36.12	$2,540

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the six months ended June 30, 2015 and the year ended December 31, 2014 presented on an operating segment basis (dollars in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$28,141	$(521)	$27,620	$28,141	$(521)	$27,620
Assisted Living	580,807	(248)	580,559	582,623	(248)	582,375
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$735,758	$(769)	$734,989	$737,574	$(769)	$736,805

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  No indicators of impairment were present during the six months ended June 30, 2015.

As identified in Note 4, the purchase price allocation for the acquisition of Emeritus was adjusted during the six months ended June 30, 2015, which resulted in a $1.8 million decrease to the goodwill allocated to the Assisted Living segment. The purchase price allocation for the acquisition of Emeritus is preliminary, and the finalization of such estimate may result in future adjustments to goodwill balances reported in the table above.

The following is a summary of other intangible assets at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$40,270	$—	$40,270	$55,738	$—	$55,738
Health care licenses	67,511	—	67,511	64,538	—	64,538
Trade names	27,800	(9,195)	18,605	27,800	(4,179)	23,621
Other	13,531	(3,772)	9,759	13,531	(2,655)	10,876
Total	$149,112	$(12,967)	$136,145	$161,607	$(6,834)	$154,773

Amortization expense related to definite-lived intangible assets for the three months ended June 30, 2015 and 2014 was $3.0 million and $1.2 million, respectively and for the six months ended June 30, 2015 and 2014 was $6.1 million and $2.4 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital and financing leases, consisted of the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Land	$514,417	$475,485
Buildings and improvements	5,277,317	5,017,991
Leasehold improvements	80,636	56,515
Furniture and equipment	818,343	735,837
Resident and leasehold operating intangibles	852,144	852,746
Construction in progress	113,870	99,408
Assets under capital and financing leases	3,029,655	3,057,516
	10,686,382	10,295,498
Accumulated depreciation and amortization	(2,345,096)	(1,905,993)
Property, plant and equipment and leasehold intangibles, net	$8,341,286	$8,389,505

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. No indicators of impairment were present during the six months ended June 30, 2015.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Mortgage notes payable due 2016 through 2047; weighted average interest rate of 4.79% for the six months ended June 30, 2015, including debt premium of $51.0 million and $59.6 million at June 30, 2015 and December 31, 2014, respectively (weighted average interest rate of 4.84% in 2014)	$3,216,847	$3,105,410
Capital and financing lease obligations payable through 2030; weighted average interest rate of 8.17% for the six months ended June 30, 2015 (weighted average interest rate of 8.57% in 2014)	2,585,375	2,649,226
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $38.1 million and $43.9 million at June 30, 2015 and December 31, 2014, respectively, interest at 2.75% per annum, due June 2018	278,104	272,345
Construction financing due 2017 through 2019; weighted average interest rate of 5.85% for the six months ended June 30, 2015 (weighted average interest rate of 4.90% in 2014)	32,870	50,118
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.82% for the six months ended June 30, 2015 (weighted average interest rate of 2.82% in 2014), due 2015	9,652	22,586
Other notes payable, weighted average interest rate of 5.52% for the six months ended June 30, 2015 (weighted average interest rate of 4.75% in 2014) and maturity dates ranging from 2015 to 2020	83,436	66,271
Total	6,206,284	6,165,956
Less current portion of long-term debt and capital and financing lease obligations	198,590	272,265
Total long-term debt and capital and financing lease obligations	$6,007,694	$5,893,691

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

As of June 30, 2015, the outstanding balance under this credit facility was $270.0 million.  The Company also had secured and unsecured letter of credit facilities of up to $111.8 million in the aggregate as of June 30, 2015.  Letters of credit totaling $83.7 million had been issued under these facilities as of that date.

Financings

On March 31, 2015, the Company obtained a $63.0 million loan, secured by first mortgages on six communities. The loan bears interest at a variable rate equal to 90-day LIBOR plus a margin of 325 basis points and matures on April 1, 2020.

On April 30, 2015, the Company obtained a $65.3 million loan, secured by first mortgages on six communities. The loan bears interest at a fixed rate of 3.98% and matures on May 1, 2027.

As of June 30, 2015, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Six Months Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$179,238	$60,399
Income taxes paid	$2,386	$2,168
Acquisition of assets, net of related payables and cash received:
Prepaid expenses and other assets	$(51,506)	$—
Property, plant and equipment and leasehold intangibles, net	196,196	—
Other intangible assets, net	(7,293)	515
Capital and financing lease obligations	75,619	—
Long-term debt	(20,000)	—
Other liabilities	(315)	—
Net cash paid	$192,701	$515

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$13,718	$27,100
Other intangible assets, net	(5,202)	—
Capital and financing lease obligations	(10,812)	(27,100)
Other liabilities	2,296	—
Net	$—	$—

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash basis payment	$92,352	$71,340	$187,074	$142,525
Straight-line expense	1,919	(217)	4,720	(440)
Amortization of (above) below market rent, net	(1,840)	—	(3,799)	—
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Facility lease expense	$91,338	$70,030	$185,809	$139,899

12.  Income Taxes

The difference in the Company's effective tax rates for the three and six months ended June 30, 2015 and 2014 was primarily due to changes in the Company's financial results under generally accepted accounting principles and the reversal of the majority of the Company's valuation allowance, which occurred during the three months ended September 30, 2014. The Company recorded an aggregate deferred federal, state and local tax benefit of $53.2 million and $132.5 million as a result of the operating loss for the three and six months ended June 30, 2015, respectively. The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2015 and December 31, 2014 is $9.2 million.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the six months ended June 30, 2015 which are included in income tax expense (benefit) for the period.  Tax returns for years 2011 through 2013 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At June 30, 2015, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds a 20% equity interest, and HCP owns an 80% equity interest, in each of the propco and opco of a venture ("HCP 49 Venture"). The opco and propco of the HCP 49 Venture have been identified as VIEs. The equity members of the HCP 49 Venture share certain operating rights, and the Company acts as manager to the HCP 49 Venture opco. However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the HCP 49 Venture propco primarily consist of the senior housing communities that it owns and cash and cash equivalents. The obligations of the HCP 49 Venture propco primarily consist of a note payable to HCP. The assets of the HCP 49 Venture opco primarily consist of the senior housing communities that it leases, resident fees receivable and cash and cash equivalents. The obligations of the HCP 49 Venture opco primarily consist of community lease obligations, accounts payable and accrued expenses. Assets generated by the operations of the senior housing communities (primarily rents from senior housing residents) of the HCP 49 Venture may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities).

The Company holds a 10% equity interest, and HCP owns a 90% equity interest, in a venture that operates 35 senior housing communities. The venture's opco has been identified as a VIE. The equity members of the opco share certain operating rights, and the Company acts as manager to the opco; however, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the opco primarily consist of the communities that it owns and leases, resident fees receivable and cash and cash equivalents. The obligations of the opco primarily consist of community lease obligations, debt, accounts payable and accrued expenses. Assets generated by the opco's operations (primarily rents from senior housing residents) of the opco may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities). The Company's maximum exposure to loss and carrying amount of this opco are included within other within the table below.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at June 30, 2015 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$189.2	$189.2
HCP 49 Venture opco and propco	Investment in unconsolidated ventures	$71.4	$71.4
Other	Investment in unconsolidated ventures	$6.5	$2.9

As of June 30, 2015, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of June 30, 2015, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

Prior to August 29, 2014, the Company had an additional reportable segment, CCRCs - Entry Fee. On August 29, 2014, the Company contributed all but two of the legacy Brookdale entry fee CCRCs to the CCRC Venture, at which time the contributed CCRCs were deconsolidated.  The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the six month period ended June 30, 2015, based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC Venture. The CCRC Venture is accounted for under the equity method of accounting.

Subsequent to June 30, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the three and six months ended June 30, 2014 have not been recast.

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

CCRCs - Rental.  The Company's CCRCs - Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units. As of June 30, 2015, the CCRCs - Rental segment also includes three entry fee CCRCs.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Retirement Centers(1)	$164,409	$133,441	$327,895	$265,790
Assisted Living(1)	611,838	277,230	1,229,182	554,661
CCRCs - Rental(1)	151,561	98,212	307,552	196,156
CCRCs - Entry Fee(1)	—	79,100	—	158,269
Brookdale Ancillary Services(1)	116,170	65,534	231,581	128,951
Management Services(2)	194,206	94,876	389,855	191,841
	$1,238,184	$748,393	$2,486,065	$1,495,668
Segment operating income(3)
Retirement Centers	$72,044	$56,891	$142,568	$113,121
Assisted Living	223,359	104,246	446,865	209,238
CCRCs - Rental	35,860	25,693	74,431	52,523
CCRCs - Entry Fee	—	18,367	—	38,002
Brookdale Ancillary Services	17,724	12,905	40,466	25,658
Management Services	14,839	7,489	29,936	14,891
	363,826	225,591	734,266	453,433
General and administrative (including non-cash stock-based compensation expense)	89,545	47,008	179,075	91,673
Transaction costs	421	6,808	7,163	17,652
Facility lease expense	91,338	70,030	185,809	139,899
Depreciation and amortization	225,645	71,088	446,072	141,404
Loss on facility lease termination	—	—	76,143	—
(Loss) income from operations	$(43,123)	$30,657	$(159,996)	$62,805

	As of
	June 30, 2015	December 31, 2014
Total assets
Retirement Centers	$1,595,446	$1,603,704
Assisted Living	6,431,186	6,513,376
CCRCs - Rental	1,084,727	1,065,116
Brookdale Ancillary Services	252,270	224,229
Corporate and Management Services	989,651	1,114,938
Total assets	$10,353,280	$10,521,363

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)  Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and CFFO; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized living and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, CFFO, and/or Facility Operating Income (as such terms are defined herein); and our expectations regarding the integration of Emeritus and the transactions with HCP. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition, or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the integration of Emeritus and the transactions with HCP, including in respect of unanticipated difficulties and/or expenditures relating to such transactions; the impact of such transactions on our relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining, cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the SEC, including those set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date such forward-looking statements were made. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of June 30, 2015, we are the largest operator of senior living communities in the United States based on total capacity, with 1,136 communities in 47 states and the ability to serve approximately 110,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of June 30, 2015, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Centers ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

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

During the six months ended June 30, 2015, we completed several transactions as part of our long-term objectives to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. These transactions include our acquisition of the underlying real estate associated with 25 communities that were previously leased for an aggregate purchase price of approximately $343 million.

On July 31, 2014, we acquired Emeritus, a senior living service provider focused on operating residential style communities throughout the United States, for approximately $3.0 billion consisting of the issuance of our stock with a fair value of approximately $1.6 billion and our assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, 182 of which were owned and 311 of which were subject to leases that we directly or indirectly assumed in the merger. The Emeritus communities provide independent living, assisted living, memory care and, to a lesser extent, skilled nursing care. The merger significantly increased our scale and provides us the opportunity to leverage this scale to build our national brand and provide greater organic growth, achieve greater operating efficiencies, and drive new innovations to serve our residents. In addition, the merger provided us entry into 10 new states and significantly increased our presence in many high-population states, especially in the west and northeast. Enhanced geographic coverage and density is a contributing factor to our ability to increase our operating efficiencies and may provide additional opportunities for growth from markets with clusters of assets. The merger also enables us to expand our therapy, home health and hospice ancillary programs into the Emeritus communities and accelerate the introduction of Emeritus' Nurse on Call home health services into our major markets. The results of Emeritus' operations have been included in the consolidated financial statements subsequent to the acquisition date. Revenue and facility operating expenses of Emeritus included in the Company's condensed consolidated statements of operations for the six months ended June 30, 2015 were $906.2 million and $590.0 million, respectively.

Since the closing of our acquisition of Emeritus, we have executed on our plans to integrate Emeritus into our systems and infrastructure platform as rapidly as prudently possible. In January 2015, we completed the third of our four cutover waves of integration activities. We expect the fourth wave to be completed in 2015, though the overall integration effort will continue for some time beyond this. Once wave four is complete, we will have a common systems and infrastructure platform and will be able to manage our business more uniformly across our entire system.

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

The table below presents a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2015 and 2014 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Total revenues	$1,238.2	$748.4	$489.8	65.4%
Facility operating expense	$695.0	$435.4	$259.6	59.6%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(84.5)	$(3.3)	$81.3	NM
Adjusted EBITDA	$201.0	$119.3	$81.7	68.5%
Cash From Facility Operations	$80.9	$76.7	$4.3	5.6%
Facility Operating Income	$348.1	$210.6	$137.5	65.3%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Total revenues	$2,486.1	$1,495.7	$990.4	66.2%
Facility operating expense	$1,391.9	$865.3	$526.6	60.9%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(215.0)	$(5.6)	$209.4	NM
Adjusted EBITDA	$404.5	$229.6	$174.9	76.2%
Cash From Facility Operations	$169.0	$144.1	$24.9	17.3%
Facility Operating Income	$702.6	$423.8	$278.8	65.8%

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

During the six months ended June 30, 2015, total revenues were $2.5 billion, an increase of $990.4 million, or 66.2%, over our total revenues for the six months ended June 30, 2014. The inclusion of Emeritus' operations contributed $906.2 million to the increase in revenue. Aside from the effects of the Emeritus merger, but including the impacts of the transactions with HCP, our revenues increased $84.2 million, or 5.6%, over our total revenues for the six months ended June 30, 2014. Resident fees for the six months ended June 30, 2015 increased $792.4 million, or 60.8%, from the six months ended June 30, 2014. Management fees increased $15.0 million, or 101.0%, from the six months ended June 30, 2014, and reimbursed costs on behalf of managed communities increased $183.0 million, or 103.4%. The increase in resident fees during the six months ended June 30, 2015 was primarily due to the inclusion of Emeritus' operating results since July 31, 2014. The increase in management fees and reimbursed costs on behalf of managed communities is primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture, each as described in Note 13 to the condensed consolidated financial statements.

During the six months ended June 30, 2015, facility operating expenses were $1.4 billion, an increase of $526.6 million, or 60.9%, as compared to the six months ended June 30, 2014. Facility operating expenses increased $590.0 million due to the inclusion of Emeritus' operations. Excluding the effects of the Emeritus merger, facility operating expenses decreased $63.4 million, or 7.3%, primarily due to the contribution of communities to the CCRC Venture.

Net loss attributable to Brookdale Senior Living Inc. common stockholders for the six months ended June 30, 2015 was $215.0 million, or $(1.17) per basic and diluted common share, compared to a net loss of $5.6 million, or $(0.04) per basic and diluted common share, for the six months ended June 30, 2014.

During the six months ended June 30, 2015, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 76.2%, 17.3% and 65.8%, respectively, when compared to the six months ended June 30, 2014. Adjusted EBITDA and Cash From Facility Operations include integration, transaction, transaction-related and electronic medical records ("EMR") roll-out costs of $56.3 million for the six months ended June 30, 2015 and $23.7 million for the six months ended June 30, 2014.

Consolidated Results of Operations

Comparison of Three Months ended June 30, 2015 to June 30, 2014

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

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to amended lease terms, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the subsequent periods. We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale entry fee CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the three month period ended June 30, 2014 and the CCRCs - Rental segment for the three month period ended June 30, 2015.

Subsequent to June 30, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the three months ended June 30, 2014 have not been recast.

As of June 30, 2015 our total operations included 1,136 communities with a capacity to serve 109,938 residents.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$164,409	$133,441	$30,968	23.2%
Assisted Living	611,838	277,230	334,608	120.7%
CCRCs – Rental	151,561	98,212	53,349	54.3%
CCRCs – Entry Fee	—	79,100	(79,100)	(100.0)%
Brookdale Ancillary Services	116,170	65,534	50,636	77.3%
Total resident fees	1,043,978	653,517	390,461	59.7%
Management services(1)	194,206	94,876	99,330	104.7%
Total revenue	1,238,184	748,393	489,791	65.4%
Expense
Facility operating expense
Retirement Centers	92,365	76,550	15,815	20.7%
Assisted Living	388,479	172,984	215,495	124.6%
CCRCs – Rental	115,701	72,519	43,182	59.5%
CCRCs – Entry Fee	—	60,733	(60,733)	(100.0)%
Brookdale Ancillary Services	98,446	52,629	45,817	87.1%
Total facility operating expense	694,991	435,415	259,576	59.6%
General and administrative expense	89,545	47,008	42,537	90.5%
Transaction costs	421	6,808	(6,387)	(93.8)%
Facility lease expense	91,338	70,030	21,308	30.4%
Depreciation and amortization	225,645	71,088	154,557	217.4%
Costs incurred on behalf of managed communities	179,367	87,387	91,980	105.3%
Total operating expense	1,281,307	717,736	563,571	78.5%
(Loss) income from operations	(43,123)	30,657	(73,780)	NM
Interest income	382	285	97	34.0%
Interest expense
Debt	(43,684)	(23,602)	20,082	85.1%
Capital and financing lease obligations	(53,043)	(6,055)	46,988	NM
Amortization of deferred financing costs and debt premium (discount)	162	(4,078)	(4,240)	(104.0)%
Change in fair value of derivatives	(76)	(1,322)	(1,246)	(94.3)%
Debt modification and extinguishment costs	—	(3,197)	(3,197)	(100.0)%
Equity in (loss) earnings of unconsolidated ventures	(672)	1,523	(2,195)	(144.1)%
Other non-operating income	2,654	3,456	(802)	(23.2)%
Loss before income taxes	(137,400)	(2,333)	135,067	NM
Benefit (provision) for income taxes	52,593	(962)	53,555	NM
Net loss	(84,807)	(3,295)	81,512	NM
Net loss attributable to noncontrolling interest	260	—	260	NM
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(84,547)	$(3,295)	$81,252	NM

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,136	647	489	75.6%
Total units operated(2)
Period end	109,319	65,607	43,712	66.6%
Weighted average	109,548	65,606	43,942	67.0%
Owned/leased communities units(2)
Period end	82,519	48,630	33,889	69.7%
Weighted average	82,522	48,628	33,894	69.7%
Owned/leased communities occupancy rate (weighted average)	86.5%	88.1%	(1.6)%	(1.8)%
Senior Housing average monthly revenue per unit(3)	$4,331	$4,518	$(187)	(4.1)%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	98	74	24	32.4%
Total units(2)
Period end	17,268	14,163	3,105	21.9%
Weighted average	17,279	14,162	3,117	22.0%
Occupancy rate (weighted average)	88.4%	88.9%	(0.5)%	(0.6)%
Senior Housing average monthly revenue per unit(3)	$3,589	$3,532	$57	1.6%
Assisted Living
Number of communities (period end)	833	440	393	89.3%
Total units(2)
Period end	54,673	22,458	32,215	143.4%
Weighted average	54,700	22,463	32,237	143.5%
Occupancy rate (weighted average)	86.4%	89.0%	(2.6)%	(2.9)%
Senior Housing average monthly revenue per unit(3)	$4,316	$4,622	$(306)	(6.6)%
CCRCs - Rental
Number of communities (period end)	46	26	20	76.9%
Total units(2)
Period end	10,578	6,469	4,109	63.5%
Weighted average	10,543	6,469	4,074	63.0%
Occupancy rate (weighted average)	83.6%	85.9%	(2.3)%	(2.7)%
Senior Housing average monthly revenue per unit(3)	$5,697	$5,894	$(197)	(3.3)%
CCRCs - Entry Fee
Number of communities (period end)	—	15	(15)	(100.0)%
Total units(2)
Period end	—	5,540	(5,540)	(100.0)%
Weighted average	—	5,534	(5,534)	(100.0)%
Occupancy rate (weighted average)	—	84.7%	(84.7)%	(100.0)%
Senior Housing average monthly revenue per unit(3)	$—	$5,091	$(5,091)	(100.0)%

Management Services
Number of communities (period end)	159	92	67	72.8%
Total units(2)
Period end	26,800	16,977	9,823	57.9%
Weighted average	27,026	16,978	10,048	59.2%
Occupancy rate (weighted average)	85.2%	86.8%	(1.6)%	(1.8)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	667,836	798,754	(130,918)	(16.4)%
Home Health average census	13,884	5,257	8,627	164.1%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $390.5 million, or 59.7%, over the prior year period primarily due to the inclusion of revenue from communities acquired and new units added to existing communities since the end of the prior year period (including communities acquired as part of the Emeritus transaction), partially offset by the effect of the contribution of entry fee communities to the CCRC Venture. During the current period, revenues grew 1.7% at the 509 communities we owned or leased during both periods with a 3.8% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy decreased 190 basis points in these 509 communities period over period.

Retirement Centers segment revenue increased $31.0 million, or 23.2%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $28.9 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period and by a decrease in occupancy at the communities we operated during both periods.

Assisted Living segment revenue increased $334.6 million, or 120.7%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $329.9 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental segment revenue increased $53.3 million, or 54.3%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $35.6 million to the increase in revenue. Additionally, revenues increased due to the reclassification of three communities into this segment subsequent to the prior year period and revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

Brookdale Ancillary Services segment revenue increased $50.6 million, or 77.3%, primarily due to the inclusion of $46.1 million of revenue related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. Additionally, revenue increased due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $99.3 million, or 104.7%, primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the impact of our acquisition of Emeritus.

Retirement Centers segment operating expenses increased $15.8 million, or 20.7%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $15.0 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period.

Assisted Living segment operating expenses increased $215.5 million, or 124.6%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $213.8 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases and an increase in employee health insurance expenses. The increase was partially offset by the impact of rebates received, mainly on food purchases, as the level of rebates we have experienced has increased with our volume of spend.

CCRCs - Rental segment operating expenses increased $43.2 million, or 59.5%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $26.8 million to the increase in operating expense. Additionally, operating expenses increased due to the reclassification of three communities into this segment subsequent to the prior year period and operating expenses increased at the communities we operated during both periods, primarily due to an increase in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment operating expenses increased $45.8 million, or 87.1%, primarily due to the inclusion of $38.1 million of expenses related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. Additionally, expense increased in connection with higher census and increased salaries and wage expense as additional employees are hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $42.5 million, or 90.5%, over the prior year period primarily as a result of an increase in integration and transaction-related costs and the addition of employees associated with our acquisition of Emeritus. Integration and transaction-related costs include third party expenses directly related to the integration of Emeritus and corporate capital assessment activities (including shareholder relations advisory matters), as well as internal costs such as labor, reflecting time spent by our personnel on integration and transaction activity and severance costs.

Transaction Costs

Transaction costs for the three months ended June 30, 2015 were $0.4 million, a decrease from $6.8 million in the prior year period. Transaction costs in the prior year period are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and completion of the transactions with HCP during 2014 and include expenses such as lender costs and legal, banking, accounting and consulting fees. Transaction costs in the current year period primarily relate to direct costs related to acquisition and community leasing activity.

Facility Lease Expense

Facility lease expense increased $21.3 million, or 30.4%, primarily due to the inclusion of lease expense from leases assumed as part of our acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $154.6 million, or 217.4%, primarily due to the acquisition of communities since the prior year period, driven by amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus, partially offset by the contribution of previously owned communities to the CCRC Venture in August 2014.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $92.0 million, or 105.3%, primarily due to our assumption of new management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Interest Expense

Interest expense increased $61.6 million, or 175.7%, primarily due to our assumption of Emeritus debt and capital and financing lease obligations, which increased interest expense by $13.0 million and $47.1 million, respectively (including the impact of non-cash interest expense related to debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the three months ended June 30, 2015 and 2014 was primarily due to changes in our financial results under generally accepted accounting principles and the reversal of the majority of our valuation allowance which occurred during the quarter ended September 30, 2014. We recorded an aggregate deferred federal, state and local tax benefit of $53.2 million as a result of the operating loss for the three months ended June 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized.  Our valuation allowance as of June 30, 2015 and December 31, 2014 is $9.2 million.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended June 30, 2015 which are included in income tax expense (benefit) for the period.  Tax returns for years 2011 through 2013 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Six Months ended June 30, 2015 to June 30, 2014

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

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to amended lease terms, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the subsequent periods. We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale entry fee CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the six month period ended June 30, 2015.

Subsequent to June 30, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the six months ended June 30, 2014 have not been recast.

(dollars in thousands, except average monthly revenue per unit)	Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$327,895	$265,790	$62,105	23.4%
Assisted Living	1,229,182	554,661	674,521	121.6%
CCRCs – Rental	307,552	196,156	111,396	56.8%
CCRCs – Entry Fee	—	158,269	(158,269)	(100.0)%
Brookdale Ancillary Services	231,581	128,951	102,630	79.6%
Total resident fees	2,096,210	1,303,827	792,383	60.8%
Management services(1)	389,855	191,841	198,014	103.2%
Total revenue	2,486,065	1,495,668	990,397	66.2%
Expense
Facility operating expense
Retirement Centers	185,327	152,669	32,658	21.4%
Assisted Living	782,317	345,423	436,894	126.5%
CCRCs – Rental	233,121	143,633	89,488	62.3%
CCRCs – Entry Fee	—	120,267	(120,267)	(100.0)%
Brookdale Ancillary Services	191,115	103,293	87,822	85.0%
Total facility operating expense	1,391,880	865,285	526,595	60.9%
General and administrative expense	179,075	91,673	87,402	95.3%
Transaction costs	7,163	17,652	(10,489)	(59.4)%
Facility lease expense	185,809	139,899	45,910	32.8%
Depreciation and amortization	446,072	141,404	304,668	215.5%
Loss on facility lease termination	76,143	—	76,143	NM
Costs incurred on behalf of managed communities	359,919	176,950	182,969	103.4%
Total operating expense	2,646,061	1,432,863	1,213,198	84.7%
(Loss) income from operations	(159,996)	62,805	(222,801)	NM
Interest income	809	606	203	33.5%
Interest expense
Debt	(86,032)	(47,446)	38,586	81.3%
Capital and financing lease obligations	(106,246)	(12,209)	94,037	NM
Amortization of deferred financing costs and debt premium (discount)	(219)	(8,096)	(7,877)	(97.3)%
Change in fair value of derivatives	(626)	(2,169)	(1,543)	(71.1)%
Debt modification and extinguishment costs	(44)	(3,197)	(3,153)	(98.6)%
Equity in earnings of unconsolidated ventures	812	2,159	(1,347)	(62.4)%
Other non-operating income	5,145	3,921	1,224	31.2%
Loss before income taxes	(346,397)	(3,626)	342,771	NM
Benefit (provision) for income taxes	130,881	(1,968)	132,849	NM
Net loss	(215,516)	(5,594)	209,922	NM
Net loss attributable to noncontrolling interest	518	—	518	NM
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(214,998)	$(5,594)	$209,404	NM

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,136	647	489	75.6%
Total units operated(2)
Period end	109,319	65,607	43,712	66.6%
Weighted average	109,829	65,664	44,165	67.3%
Owned/leased communities units(2)
Period end	82,519	48,630	33,889	69.7%
Weighted average	82,723	48,605	34,118	70.2%
Owned/leased communities occupancy rate (weighted average)	86.9%	88.3%	(1.4)%	(1.6)%
Senior Housing average monthly revenue per unit(3)	$4,318	$4,505	$(187)	(4.2)%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	98	74	24	32.4%
Total units(2)
Period end	17,268	14,163	3,105	21.9%
Weighted average	17,324	14,162	3,162	22.3%
Occupancy rate (weighted average)	88.6%	89.1%	(0.5)%	(0.6)%
Senior Housing average monthly revenue per unit(3)	$3,561	$3,511	$50	1.4%
Assisted Living
Number of communities (period end)	833	440	393	89.3%
Total units(2)
Period end	54,673	22,458	32,215	143.4%
Weighted average	54,887	22,449	32,438	144.5%
Occupancy rate (weighted average)	86.8%	89.3%	(2.5)%	(2.8)%
Senior Housing average monthly revenue per unit(3)	$4,299	$4,611	$(312)	(6.8)%
CCRCs - Rental
Number of communities (period end)	46	26	20	76.9%
Total units(2)
Period end	10,578	6,469	4,109	63.5%
Weighted average	10,512	6,463	4,049	62.6%
Occupancy rate (weighted average)	84.8%	86.3%	(1.5)%	(1.7)%
Senior Housing average monthly revenue per unit(3)	$5,721	$5,867	$(146)	(2.5)%
CCRCs - Entry Fee
Number of communities (period end)	—	15	(15)	(100.0)%
Total units(2)
Period end	—	5,540	(5,540)	(100.0)%
Weighted average	—	5,531	(5,531)	(100.0)%
Occupancy rate (weighted average)	—	84.7%	(84.7)%	(100.0)%
Senior Housing average monthly revenue per unit(3)	$—	$5,107	$(5,107)	(100.0)%

Management Services
Number of communities (period end)	159	92	67	72.8%
Total units(2)
Period end	26,800	16,977	9,823	57.9%
Weighted average	27,106	17,059	10,047	58.9%
Occupancy rate (weighted average)	85.9%	86.6%	(0.7)%	(0.9)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	1,304,249	1,611,386	(307,137)	(19.1)%
Home Health average census	13,826	5,171	8,655	167.4%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $792.4 million, or 60.8%, over the prior year period primarily due to the inclusion of revenue from communities acquired and new units added to existing communities since the end of the prior year period (including communities acquired as part of the Emeritus transaction), partially offset by the effect of the contribution of entry fee communities to the CCRC Venture. During the current period, revenues grew 2.3% at the 507 communities we owned or leased during both periods with a 4.0% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy decreased 150 basis points in these 507 communities period over period.

Retirement Centers segment revenue increased $62.1 million, or 23.4%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $58.3 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period and by a decrease in occupancy at the communities we operated during both periods.

Assisted Living segment revenue increased $674.5 million, or 121.6%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $664.0 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental segment revenue increased $111.4 million, or 56.8%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $71.8 million to the increase in revenue. Additionally, revenues increased due to the reclassification of three communities into this segment subsequent to the prior year period and revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

Brookdale Ancillary Services segment revenue increased $102.6 million, or 79.6%, primarily due to the inclusion of $92.6 million of revenue related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. Additionally, revenue increased due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $198.0 million, or 103.2%, primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the impact of our acquisition of Emeritus.

Retirement Centers segment operating expenses increased $32.7 million, or 21.4%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $30.6 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period.

Assisted Living segment operating expenses increased $436.9 million, or 126.5%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $431.3 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases and increases in employee health insurance and advertising costs. The increase was partially offset by the impact of rebates received, mainly on food purchases, as the level of rebates we have experienced has increased with our volume of spend.

CCRCs - Rental segment operating expenses increased $89.5 million, or 62.3%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $53.4 million to the increase in operating expense. Additionally, operating expenses increased due to the reclassification of three communities into this segment subsequent to the prior year period and operating expenses increased at the communities we operated during both periods, primarily due to an increase in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment operating expenses increased $87.8 million, or 85.0%, primarily due to the inclusion of $74.8 million of expenses related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. Additionally, expense increased in connection with higher census and increased salaries and wage expense as additional employees are hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $87.4 million, or 95.3%, over the prior year period primarily as a result of an increase in integration and transaction-related costs and the addition of employees associated with our acquisition of Emeritus. Integration and transaction-related costs include third party expenses directly related to the integration of Emeritus and corporate capital assessment activities (including shareholder relations advisory matters), as well as internal costs such as labor, reflecting time spent by our personnel on integration and transaction activity and severance costs.

Transaction Costs

Transaction costs for the six months ended June 30, 2015 were $7.2 million, a decrease from $17.7 million in the prior year period. Transaction costs in the prior year period are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and the completion of the transactions with HCP during 2014 and include expenses such as lender costs and legal, banking, accounting and consulting fees. Transaction costs in the current year period primarily relate to direct costs related to acquisition and community leasing activity.

Facility Lease Expense

Facility lease expense increased $45.9 million, or 32.8%, primarily due to the inclusion of lease expense from leases assumed as part of our acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $304.7 million, or 215.5%, primarily due to the acquisition of communities since the prior year period, driven by amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus, partially offset by the contribution of previously owned communities to the CCRC Venture in August 2014.

Loss on Facility Lease Termination

A loss on facility lease termination of $76.1 million was recognized during the six months ended June 30, 2015 for the difference between the amount paid to acquire the underlying real estate associated with 15 communities that were previously leased and the estimated fair value of the communities, net of the deferred lease liabilities previously recognized.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $183.0 million, or 103.4%, primarily due to our assumption of new management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Interest Expense

Interest expense increased $123.2 million, or 176.2%, primarily due to our assumption of Emeritus debt and capital and financing lease obligations, which increased interest expense by $26.5 million and $94.3 million, respectively (including the impact of non-cash interest expense related to debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the six months ended June 30, 2015 and 2014 was primarily due to changes in our financial results under generally accepted accounting principles and the reversal of the majority of our valuation allowance which occurred during the quarter ended September 30, 2014. We recorded an aggregate deferred federal, state and local tax benefit of $132.5 million as a result of the operating loss for the six months ended June 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized.  Our valuation allowance as of June 30, 2015 and December 31, 2014 is $9.2 million.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the six months ended June 30, 2015 which are included in income tax expense (benefit) for the period. Tax returns for years 2011 through 2013 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$110,824	$144,214
Cash used in investing activities	(376,497)	(128,139)
Cash provided by (used in) financing activities	240,086	(23,652)
Net decrease in cash and cash equivalents	(25,587)	(7,577)
Cash and cash equivalents at beginning of period	104,083	58,511
Cash and cash equivalents at end of period	$78,496	$50,934

The decrease in cash provided by operating activities of $33.4 million was attributable primarily to the payment of $81.4 million of cash to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities. This amount was partially offset by the inclusion of Emeritus' operating results.

The increase in cash used in investing activities of $248.4 million was primarily attributable to our acquisition of 17 previously leased communities in the current period. Additionally, there was an increase in spending on property, plant and equipment and leasehold intangibles and an increase in investments in unconsolidated ventures.

The change in cash provided by (used in) financing activities period over period was primarily attributable to the proceeds from draws on our secured credit facility and mortgage debt incurred in connection with certain acquisitions during the current period.

Our principal sources of liquidity have historically been from:

●	cash balances on hand;
●	cash flows from operations;
●	funds generated through unconsolidated venture arrangements;
●	proceeds from our credit facilities;
●	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions; and
●	with somewhat lesser frequency, funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

●	working capital;
●	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
●	debt service and lease payments;
●	acquisition consideration and transaction and integration costs;
●	cash collateral required to be posted in connection with our interest rate swaps and related financial instruments;
●	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositiong of our current communities and the development of new communities;
●	dividend payments;
●	purchases of common stock under our share repurchase authorizations; and
●	other corporate initiatives (including integration, information systems and branding).

Over the near-term, we expect that our liquidity requirements will primarily arise from:

●	working capital;
●	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
●	debt service and lease payments;
●	acquisition consideration and transaction and integration costs;
●	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;
●	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs; and
●	other corporate initiatives (including integration, information systems and branding).

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2015, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate secured and unsecured letter of credit facilities providing for up to $111.8 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of June 30, 2015.

At June 30, 2015, we had $3.9 billion of debt outstanding, including $270.0 million drawn on our secured credit facility and excluding capital and financing lease obligations, at a weighted-average interest rate of 4.9% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At June 30, 2015, we had $2.6 billion of capital and financing lease obligations and $83.7 million of letters of credit had been issued under our letter of credit facilities. Approximately $198.6 million of our debt and capital and financing lease obligations are due on or before June 30, 2016. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending June 30, 2016 we will be required to make approximately $379.5 million of payments in connection with our existing operating leases.

At June 30, 2015, we had $285.4 million of negative working capital. We had $78.5 million of cash and cash equivalents at June 30, 2015, excluding cash and escrow deposits-restricted and lease security deposits of $125.5 million in the aggregate. As of that date, we also had $198.1 million of availability on our secured credit facility. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2015 as well as our anticipated capital expenditures for the year ended December 31, 2015 for our consolidated communities (dollars in millions):

	Actual Six Months Ended June 30, 2015	Anticipated 2015 Range
Recurring(1) (2)	$36.3	$75.0 - 77.0
EBITDA-enhancing / Major Projects(2)	70.3	195.0 - 200.0
Program Max(2)	28.7	75.0 - 85.0
Corporate, integration and other(3)	43.0	85.0 - 95.0
Total capital expenditures	$178.3	$430.0 - 457.0

(1)      Payments are included in Cash From Facility Operations.

(2)	Amounts shown are gross capital expenditures. Certain capital expenditures are subject to third party lessor funding. For the six months ended June 30, 2015 we received $30.8 million of lessor reimbursements, of which $3.9 million relates to recurring capital expenditures. For the full year 2015 we anticipate receiving approximately $80.0 million - $95.0 million of lessor reimbursements.

(3)	Includes $13.4 million of deferred capital expenditures related to the Emeritus merger.

During 2015, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of $80.0 million to $95.0 million, amounts drawn on construction loans and amounts drawn on our secured credit facility.

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

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility and, to a lesser extent, proceeds from anticipated financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming that the overall economy does not substantially deteriorate.

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

As of June 30, 2015, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of June 30, 2015, we had $270.0 million drawn on our secured credit facility and $198.1 million of availability. We also had secured and unsecured letter of credit facilities of up to $111.8 million in the aggregate as of June 30, 2015. Letters of credit totaling $83.7 million had been issued under these facilities as of that date.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2015. See Note 4 and Note 8 to the condensed consolidated financial statements for community acquisitions and financing transactions that were completed during the period.

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

●	provision (benefit) for income taxes;

●	non-operating (income) expense items;

●	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

●	depreciation and amortization (including non-cash impairment charges);

●	straight-line lease expense (income), net of amortization of (above) below market rents;

●	amortization of deferred gain;

●	amortization of deferred entrance fees;

●	non-cash stock-based compensation expense;

●	change in future service obligation; and

●	Cash From Facility Operations ("CFFO" as defined below) from unconsolidated ventures;

and including:

●
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

●
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

●
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

The definition of Adjusted EBITDA was changed in the first quarter of 2015 to include CFFO from unconsolidated ventures. The prior periods have been recast to conform to the new definition.

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(1)	2015(1)	2014(1)
Net loss	$(84,807)	$(3,295)	$(215,516)	$(5,594)
(Benefit) provision for income taxes	(52,593)	962	(130,881)	1,968
Equity in loss (earnings) of unconsolidated ventures	672	(1,523)	(812)	(2,159)
Debt modification and extinguishment costs	—	3,197	44	3,197
Other non-operating income	(2,654)	(3,456)	(5,145)	(3,921)
Interest expense:
Debt	43,684	23,602	86,032	47,446
Capital and financing lease obligations	53,043	6,055	106,246	12,209
Amortization of deferred financing costs and debt (premium) discount	(162)	4,078	219	8,096
Change in fair value of derivatives	76	1,322	626	2,169
Interest income	(382)	(285)	(809)	(606)
(Loss) income from operations	(43,123)	30,657	(159,996)	62,805
Depreciation and amortization	225,645	71,088	446,072	141,404
Loss on facility lease termination	—	—	76,143	—
Straight-line lease expense	1,919	(217)	4,720	(440)
Amortization of (above) below market lease, net	(1,840)	—	(3,799)	—
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Amortization of entrance fees	(930)	(7,547)	(1,697)	(14,749)
Non-cash stock-based compensation expense	6,851	7,729	15,724	15,301
Entrance fee receipts(2)	3,408	25,924	5,899	40,883
Entrance fee disbursements	(988)	(9,213)	(1,817)	(17,659)
CFFO from unconsolidated ventures	11,177	1,996	25,390	4,237
Adjusted EBITDA	$201,026	$119,324	$404,453	$229,596

(1)	The calculation of Adjusted EBITDA includes integration, transaction, transaction-related and EMR roll-out costs of $29.0 million and $56.3 million for three and six months ended June 30, 2015, respectively. The calculation of Adjusted EBITDA includes integration, transaction, transaction-related and EMR roll-out costs of $11.9 million and $23.7 million for the three and six months ended June 30, 2014, respectively. Integration, transaction-related and EMR roll-out costs include third party expenses directly related to the integration of Emeritus and corporate capital structure assessment activities (including shareholder relations advisory matters) as well as internal costs such as labor reflecting time spent by Company personnel on integration and transaction-related activity and severance costs. Transaction costs include third party costs directly related to the acquisition of Emeritus and other acquisition and community leasing activity and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities adjusted for:

●	changes in operating assets and liabilities;

●	deferred interest and fees added to principal;

●	refundable entrance fees received;

●	first generation entrance fee receipts at a recently opened entrance fee CCRC prior to stabilization;

●	entrance fee refunds disbursed adjusted for first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization;

●	lease financing debt amortization with fair market value or no purchase options;

●	gain (loss) on facility lease termination;

●	recurring capital expenditures, net;

●	distributions from unconsolidated ventures from cumulative share of net earnings;

●	CFFO from unconsolidated ventures; and

●	other.

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

●
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

●
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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(1)	2015(1)	2014(1)
Net cash provided by operating activities	$100,767	$91,518	$110,824	$144,214
Changes in operating assets and liabilities	547	(2,469)	16,972	26,089
Refundable entrance fees received	550	11,018	586	16,942
Entrance fee refunds disbursed	(988)	(9,213)	(1,817)	(17,659)
Recurring capital expenditures, net	(17,425)	(11,841)	(32,428)	(21,210)
Lease financing debt amortization with fair market value or no purchase options	(12,756)	(3,983)	(25,195)	(7,880)
Loss on facility lease termination	—	—	76,143	—
Distributions from unconsolidated ventures from cumulative share of net earnings	(950)	(370)	(1,450)	(615)
CFFO from unconsolidated ventures	11,177	1,996	25,390	4,237
Cash From Facility Operations	$80,922	$76,656	$169,025	$144,118

(1)	The calculation of Cash From Facility Operations includes integration, transaction, transaction-related and EMR roll-out costs of $29.0 million and $56.3 million for the three and six months ended June 30, 2015, respectively. The calculation of Cash From Facility Operations includes integration, transaction, transaction-related and EMR roll-out costs of $11.9 million and $23.7 million for the three and six months ended June 30, 2014, respectively. Integration, transaction-related and EMR roll-out costs include third party expenses directly related to the integration of Emeritus and corporate capital structure assessment activities (including shareholder relations advisory matters) as well as internal costs such as labor reflecting time spent by Company personnel on integration and transaction-related activity and severance costs. Transaction costs include third party costs directly related to the acquisition of Emeritus and other acquisition and community leasing activity and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

●	provision (benefit) for income taxes;

●	non-operating (income) expense items;

●	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

●	depreciation and amortization (including non-cash impairment charges);

●	facility lease expense;

●	general and administrative expense, including non-cash stock-based compensation expense;

●	transaction costs;

●	change in future service obligation;

●	amortization of deferred entrance fee revenue; and

●	management fees.

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

●
interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

●
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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(84,807)	$(3,295)	$(215,516)	$(5,594)
(Benefit) provision for income taxes	(52,593)	962	(130,881)	1,968
Equity in loss (earnings) of unconsolidated ventures	672	(1,523)	(812)	(2,159)
Debt modification and extinguishment costs	—	3,197	44	3,197
Other non-operating income	(2,654)	(3,456)	(5,145)	(3,921)
Interest expense:
Debt	43,684	23,602	86,032	47,446
Capital and financing lease obligations	53,043	6,055	106,246	12,209
Amortization of deferred financing costs and debt (premium) discount	(162)	4,078	219	8,096
Change in fair value of derivatives	76	1,322	626	2,169
Interest income	(382)	(285)	(809)	(606)
(Loss) income from operations	(43,123)	30,657	(159,996)	62,805
Depreciation and amortization	225,645	71,088	446,072	141,404
Facility lease expense	91,338	70,030	185,809	139,899
General and administrative (including non-cash stock-based compensation expense)	89,545	47,008	179,075	91,673
Transaction costs	421	6,808	7,163	17,652
Loss on facility lease termination	—	—	76,143	—
Amortization of entrance fees	(930)	(7,547)	(1,697)	(14,749)
Management fees	(14,839)	(7,489)	(29,936)	(14,891)
Facility Operating Income	$348,057	$210,555	$702,633	$423,793

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2015, we had approximately $2.6 billion of long-term fixed rate debt, $1.3 billion of long-term variable rate debt, including our secured credit facility, and $2.6 billion of capital and financing lease obligations. As of June 30, 2015, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.9% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of June 30, 2015, $2.6 billion, or 67.0%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of June 30, 2015, $819.9 million, or 21.1%, of our long-term debt, excluding our capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $463.9 million, or 11.9%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $12.7 million, a 500 basis point increase in interest rates would have an impact of $56.9 million and a 1,000 basis point increase in interest rates would have an impact of $80.8 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2015

EXHIBIT INDEX

Exhibit No.	Description

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
10.1
Third Amendment to Amended and Restated Master Lease and Security Agreement, dated as of May 1, 2015, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor.

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

10.5	Amendment No. 2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.