Form 10-Q
period 2015-09-30
Brookdale Senior Living Inc.
filed 2015-11-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 5, 2015, 184,780,068 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of September 30, 2015 (Unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations -
	Three and nine months ended September 30, 2015 and 2014 (Unaudited)	4

	Condensed Consolidated Statement of Equity -
	Nine months ended September 30, 2015 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2015 and 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 6.	Exhibits	45

Signatures		46

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$70,391	$104,083
Cash and escrow deposits – restricted	48,020	38,862
Accounts receivable, net	152,557	149,730
Deferred tax asset	84,199	84,199
Prepaid expenses and other current assets, net	122,954	237,915
Total current assets	478,121	614,789
Property, plant and equipment and leasehold intangibles, net	8,277,675	8,389,505
Cash and escrow deposits – restricted	40,396	56,376
Investment in unconsolidated ventures	345,011	312,925
Goodwill	745,996	736,805
Other intangible assets, net	133,079	154,773
Other assets, net	254,682	256,190
Total assets	$10,274,960	$10,521,363
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$89,582	$159,922
Current portion of capital and financing lease obligations	60,798	112,343
Trade accounts payable	89,096	76,314
Accrued expenses	390,765	422,654
Refundable entrance fees and deferred revenue	81,791	101,613
Tenant security deposits	4,098	4,916
Total current liabilities	716,130	877,762
Long-term debt, less current portion	3,499,554	3,356,808
Capital and financing lease obligations, less current portion	2,525,171	2,536,883
Line of credit	310,000	100,000
Deferred liabilities	266,253	256,346
Deferred tax liability	84,496	243,474
Other liabilities	246,829	267,849
Total liabilities	7,648,433	7,639,122
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2015 and December 31, 2014; 190,631,056 and 189,466,395 shares issued and 188,202,655 and 187,037,994 shares outstanding (including 3,423,803 and 3,552,143 unvested restricted shares), respectively	1,882	1,870
Additional paid-in-capital	4,062,781	4,034,655
Treasury stock, at cost; 2,428,401 shares at September 30, 2015 and December 31, 2014	(46,800)	(46,800)
Accumulated deficit	(1,391,219)	(1,108,001)
Total Brookdale Senior Living Inc. stockholders' equity	2,626,644	2,881,724
Noncontrolling interest	(117)	517
Total equity	2,626,527	2,882,241
Total liabilities and equity	$10,274,960	$10,521,363

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Resident fees	$1,040,082	$955,512	$3,136,292	$2,259,339
Management fees	14,694	10,428	44,630	25,319
Reimbursed costs incurred on behalf of managed communities	184,065	117,995	543,984	294,945
Total revenue	1,238,841	1,083,935	3,724,906	2,579,603

Expense
Facility operating expense (excluding depreciation and amortization of $148,120, $169,855, $571,059 and $296,583, respectively)	699,720	637,084	2,091,600	1,502,369
General and administrative expense (including non-cash stock-based compensation expense of $10,147, $7,869, $25,871 and $23,170, respectively)	99,534	90,020	278,609	181,693
Transaction costs	—	41,572	7,163	59,224
Facility lease expense	91,144	91,462	276,953	231,361
Depreciation and amortization	160,715	178,999	606,787	320,403
Loss on facility lease termination	—	—	76,143	—
Costs incurred on behalf of managed communities	184,065	117,995	543,984	294,945
Total operating expense	1,235,178	1,157,132	3,881,239	2,589,995
Income (loss) from operations	3,663	(73,197)	(156,333)	(10,392)

Interest income	399	392	1,208	998
Interest expense:
Debt	(43,972)	(38,452)	(130,004)	(85,898)
Capital and financing lease obligations	(53,217)	(40,916)	(159,463)	(53,125)
Amortization of deferred financing costs and debt premium (discount)	(616)	189	(835)	(7,907)
Change in fair value of derivatives	(164)	(10)	(790)	(2,179)
Debt modification and extinguishment costs	(6,736)	(569)	(6,780)	(3,766)
Equity in (loss) earnings of unconsolidated ventures	(1,578)	(1,246)	(766)	913
Other non-operating income	3,089	700	8,234	4,621
Loss before income taxes	(99,132)	(153,109)	(445,529)	(156,735)
Benefit for income taxes	30,796	116,073	161,677	114,105
Net loss	(68,336)	(37,036)	(283,852)	(42,630)
Net loss attributable to noncontrolling interest	116	174	634	174
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(68,220)	$(36,862)	$(283,218)	$(42,456)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.37)	$(0.23)	$(1.54)	$(0.31)

Weighted average shares used in computing basic and diluted net loss per share	184,570	159,003	184,175	136,306

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2015	187,038	$1,870	$4,034,655	$(46,800)	$(1,108,001)	$2,881,724	$517	$2,882,241
Compensation expense related to restricted stock grants	—	—	25,871	—	—	25,871	—	25,871
Net loss	—	—	—	—	(283,218)	(283,218)	(634)	(283,852)
Issuance of common stock under Associate Stock Purchase Plan	79	1	2,156	—	—	2,157	—	2,157
Restricted stock, net	1,086	11	(11)	—	—	—	—	—
Other	—	—	110	—	—	110	—	110
Balances at September 30, 2015	188,203	$1,882	$4,062,781	$(46,800)	$(1,391,219)	$2,626,644	$(117)	$2,626,527

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(283,852)	$(42,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt, net	44	3,766
Depreciation and amortization, net	607,622	328,310
Equity in loss (earnings) of unconsolidated ventures	766	(913)
Distributions from unconsolidated ventures from cumulative share of net earnings	7,825	1,210
Amortization of deferred gain	(3,279)	(3,279)
Amortization of entrance fees	(2,316)	(20,506)
Proceeds from deferred entrance fee revenue	8,887	30,129
Deferred income tax benefit	(164,014)	(116,164)
Change in deferred lease liability	6,451	2,400
Change in fair value of derivatives	790	2,179
(Gain) loss on sale of assets	(1,723)	315
Non-cash stock-based compensation	25,871	23,170
Non-cash interest expense on financing lease obligations	17,458	5,947
Amortization of (above) below market rents, net	(5,425)	(1,377)
Other	(2,272)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,907)	25,086
Prepaid expenses and other assets, net	39,897	(68,046)
Accounts payable and accrued expenses	(23,192)	(7,094)
Tenant refundable fees and security deposits	(738)	(1,151)
Deferred revenue	(23,708)	(4,504)
Net cash provided by operating activities	202,185	156,848

Cash Flows from Investing Activities
Decrease in lease security deposits and lease acquisition deposits, net	12,541	3,260
Decrease in cash and escrow deposits — restricted	6,822	14,640
Additions to property, plant and equipment and leasehold intangibles, net	(301,778)	(212,533)
Acquisition of assets, net of related payables and cash received	(193,451)	(39,818)
Acquisition of Emeritus Corporation, cash received	—	28,429
Investment in unconsolidated ventures	(40,709)	(25,532)
Distributions received from unconsolidated ventures	7,038	12,057
Proceeds from sale of assets, net	8,072	—
Other	3,163	2,713
Net cash used in investing activities	(498,302)	(216,784)

Cash Flows from Financing Activities
Proceeds from debt	550,131	226,510
Repayment of debt and capital and financing lease obligations	(453,389)	(274,381)
Proceeds from line of credit	970,000	242,000
Repayment of line of credit	(760,000)	(272,000)
Proceeds from public equity offering, net	—	330,405
Payment of financing costs, net of related payables	(32,251)	(1,020)
Refundable entrance fees:
Proceeds from refundable entrance fees	1,510	20,330
Refunds of entrance fees	(3,251)	(25,327)
Cash portion of loss on extinguishment of debt	(44)	(4,101)
Payment on lease termination	(12,375)	(3,875)
Other	2,094	1,208
Net cash provided by financing activities	262,425	239,749
Net (decrease) increase in cash and cash equivalents	(33,692)	179,813
Cash and cash equivalents at beginning of period	104,083	58,511
Cash and cash equivalents at end of period	$70,391	$238,324

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2015, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value of approximately $3.6 billion as of September 30, 2015 and $3.5 billion as of December 31, 2014, excluding the Company's secured credit facility. The Company had capital and financing lease obligations with a carrying value of $2.6 billion as of September 30, 2015 and December 31, 2014. Fair value of the debt and capital and financing lease obligations approximates carrying value in all periods. The Company's fair value of debt and capital and financing lease obligations disclosure is classified within Level 2 of the valuation hierarchy.

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

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement—Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 is intended to reduce complexity and cost of compliance with GAAP by eliminating the concept of extraordinary items in the statement of operations. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-01 on January 1, 2015, and it did not have a material impact on the Company's condensed consolidated financial statements and disclosures for the nine months ended September 30, 2015.

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

Reclassifications

For the three months ended March 31, 2015, $5.3 million was reclassified between general and administrative expense and facility operating expense in the condensed consolidated statements of operations to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations. Certain other prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.

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

During the three and nine months ended September 30, 2015 and 2014, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 3.5 million for both the three months ended September 30, 2015 and 2014, respectively, and 3.8 million and 3.6 million for the nine months ended September 30, 2015 and 2014, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of September 30, 2015 and 2014, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of September 30, 2015 and 2014, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions

Acquisition of Emeritus

On July 31, 2014, the Company completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2014, (the "Merger Agreement") by and among Emeritus Corporation ("Emeritus"), the Company, and Broadway Merger Sub Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Prior to the Merger, Emeritus was a senior living service provider focused on operating residential style communities throughout the United States. As of July 31, 2014, Emeritus operated 493 communities, including assisted living and dementia care communities. Many of these communities offer independent living alternatives and, to a lesser extent, skilled nursing care. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities. Prior to the Merger, Emeritus also offered a range of outpatient therapy and home health services in Florida, Arizona and Texas.

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

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. The changes to the Company's valuation assumptions were based on more accurate information becoming available concerning the subject assets and liabilities. The purchase price allocation adjustments were related to pre-acquisition self-insurance reserves and the related deferred tax impact, resulting in a $5.9 million net increase to the goodwill allocated to the Assisted Living segment during the nine months ended September 30, 2015. None of these changes had a material impact on the Company's condensed consolidated financial statements.

The following table provides the pro forma consolidated operational data as if the Company had acquired Emeritus on January 1, 2013 (in millions, except share and per share data):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total revenue	$1,260	$3,802
Net loss attributable to Brookdale Senior Living Inc. common stockholders	(36)	(67)

Basic and diluted net loss per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.21)	$(0.39)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	175,037	173,258

The Company incurred $35.6 million and $49.9 million of transaction costs related to the acquisition of Emeritus for the three and nine months ended September 30, 2014, respectively. Transaction costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third party costs. The pro forma consolidated operational data for the three and nine months ended September 30, 2014 excludes $35.6 million and $49.9 million of transaction costs that were directly attributable to the Merger. On August 29, 2014, the Company and HCP, Inc. ("HCP") entered into two ventures and amended the terms of certain existing agreements between the Company and HCP as reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015. The pro forma consolidated operational data reflects the Company's full ownership interests and previously existing lease terms.

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

Community Acquisitions

On December 29, 2014, the Company exercised its purchase option under an amended and restated master lease with HCP, as amended. As a result, the Company agreed to purchase the fee simple interest of nine communities previously leased to the Company for an aggregate purchase price of $60.0 million. On December 31, 2014, the Company paid the full purchase price of $51.4 million of cash as a deposit for the purchase of eight of the nine communities, and the Company took title to these eight communities at the closing on January 1, 2015. On May 1, 2015, the Company acquired the ninth community and paid the remainder of the purchase price of $8.6 million of cash. The results of operations of these communities are reported in the Assisted Living and CCRCs - Rental segments within the condensed consolidated financial statements for the three and nine months ended September 30, 2015.

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments within the condensed consolidated financial statements for the three and nine months ended September 30, 2015. The Company financed the transaction with cash on hand, amounts drawn on the secured credit facility and $20.0 million of seller financing. The $20.0 million note has a five year term and bears interest at a fixed rate of 8.0%. The fair value of the communities acquired was determined to approximate $187.2 million. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the condensed consolidated statement of operations for the nine months ended September 30, 2015 and reversed $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

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

Current year grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2015	1,335	$34.57 – 34.89	$46,142
Three months ended June 30, 2015	70	$36.12	$2,540
Three months ended September 30, 2015	49	$33.02	$1,611

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill for the nine months ended September 30, 2015 and the year ended December 31, 2014 presented on an operating segment basis (dollars in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$28,141	$(521)	$27,620	$28,141	$(521)	$27,620
Assisted Living	591,814	(248)	591,566	582,623	(248)	582,375
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$746,765	$(769)	$745,996	$737,574	$(769)	$736,805

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  The Company determined no impairment was necessary for the nine months ended September 30, 2015.

The following is a summary of other intangible assets at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$40,270	$—	$40,270	$55,738	$—	$55,738
Health care licenses	67,511	—	67,511	64,538	—	64,538
Trade names	27,800	(11,702)	16,098	27,800	(4,179)	23,621
Other	13,531	(4,331)	9,200	13,531	(2,655)	10,876
Total	$149,112	$(16,033)	$133,079	$161,607	$(6,834)	$154,773

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2015 and 2014 was $3.1 million and $2.5 million, respectively and for the nine months ended September 30, 2015 and 2014 was $9.2 million and $4.9 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital and financing leases, consisted of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Land	$513,347	$475,485
Buildings and improvements	5,293,822	5,017,991
Leasehold improvements	87,744	56,515
Furniture and equipment	858,435	735,837
Resident and leasehold operating intangibles	851,086	852,746
Construction in progress	123,568	99,408
Assets under capital and financing leases	3,049,374	3,057,516
	10,777,376	10,295,498
Accumulated depreciation and amortization	(2,499,701)	(1,905,993)
Property, plant and equipment and leasehold intangibles, net	$8,277,675	$8,389,505

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company determined no impairment was necessary during the nine months ended September 30, 2015.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Mortgage notes payable due 2016 through 2047; weighted average interest rate of 4.41% for the nine months ended September 30, 2015, including net debt premium of $16.6 million and $59.6 million at September 30, 2015 and December 31, 2014, respectively (weighted average interest rate of 4.84% in 2014)	$3,185,827	$3,105,410
Capital and financing lease obligations payable through 2031; weighted average interest rate of 8.15% for the nine months ended September 30, 2015 (weighted average interest rate of 8.57% in 2014)	2,585,969	2,649,226
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount of $35.2 million and $43.9 million at September 30, 2015 and December 31, 2014, respectively, interest at 2.75% per annum, due June 2018	281,063	272,345
Construction financing due 2017 through 2019; weighted average interest rate of 5.94% for the nine months ended September 30, 2015 (weighted average interest rate of 4.90% in 2014)	37,450	50,118
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.82% for the nine months ended September 30, 2015 (weighted average interest rate of 2.82% in 2014), due 2015	2,560	22,586
Other notes payable, weighted average interest rate of 5.53% for the nine months ended September 30, 2015 (weighted average interest rate of 4.75% in 2014) and maturity dates ranging from 2015 to 2020	82,236	66,271
Total	6,175,105	6,165,956
Less current portion of long-term debt and capital and financing lease obligations	150,380	272,265
Total long-term debt and capital and financing lease obligations	$6,024,725	$5,893,691

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

As of September 30, 2015, the outstanding balance under this credit facility was $310.0 million.  The Company also had secured and unsecured letter of credit facilities of up to $115.6 million in the aggregate as of September 30, 2015.  Letters of credit totaling $83.9 million had been issued under these facilities as of that date.

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

On August 27, 2015, the Company obtained $226.4 million in loans secured by first mortgages on 21 communities. The mortgage facility has a ten year term and 75% of it bears interest at a variable rate of 30-day LIBOR plus a margin of 221 basis points and the remaining 25% bears interest at a fixed rate of 4.80%. Proceeds of the loans were used to refinance $209.9 million of fixed rate mortgage debt on 28 communities that was scheduled to mature in September 2017. In connection with the transaction, the Company paid a prepayment penalty of $17.9 million, of which $10.4 million was recorded against the existing debt premium, $6.3 million was recorded as a debt discount for the new loans, and $1.2 million was recorded as an extinguishment cost for the seven communities that became unencumbered.

On September 15, 2015, the Company obtained $140.4 million in loans secured by first mortgages on 18 communities. The mortgage facility has a seven year term and bears interest at a variable rate of one-month LIBOR plus a margin of 223 basis points. Proceeds of the loans were used to refinance $122.3 million of fixed rate mortgage debt that was scheduled to mature in May 2018. In connection with the transaction, the Company paid a prepayment penalty of $13.6 million, of which $7.6 million was recorded against the existing debt premium and $6.0 million was recorded as a debt discount for the new loans.

The financings that occurred during the three months ended September 30, 2015 were accounted for as debt modifications and $5.5 million of debt modification costs were recorded on the condensed consolidated statement of operations for that period.

As of September 30, 2015, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$270,352	$132,716
Income taxes paid	$2,806	$2,546
Acquisition of assets, net of related payables and cash received:
Prepaid expenses and other assets	$(50,756)	$(3,138)
Property, plant and equipment and leasehold intangibles, net	196,196	80,330
Other intangible assets, net	(7,293)	(24,601)
Capital and financing lease obligations	75,619	7,795
Long-term debt	(20,000)	(20,568)
Other liabilities	(315)	—
Net cash paid	$193,451	$39,818
Formation of CCRC venture:
Property, plant and equipment and leasehold intangibles, net	$—	$(728,227)
Investment in unconsolidated ventures	—	192,940
Other intangibles assets, net	—	(56,829)
Other assets, net	—	(9,137)
Long-term debt	—	170,416
Capital and financing lease obligations	—	27,085
Refundable entrance fees and deferred revenue	—	413,761
Other liabilities	—	2,163
Net cash paid	$—	$12,172
Formation of HCP 49 Venture:
Property, plant and equipment and leasehold intangibles, net	$—	$(525,446)
Investment in unconsolidated ventures	—	71,656
Long-term debt	—	(67,640)
Capital and financing lease obligations	—	538,355
Other liabilities	—	(9,034)
Net cash paid	$—	$7,891
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$24,535	$27,100
Other intangible assets, net	(5,202)	—
Capital and financing lease obligations	(21,629)	(27,100)
Other liabilities	2,296	—
Net	$—	$—
Master lease amendments:
Property, plant and equipment and leasehold intangibles, net	$—	$385,696
Other intangible assets, net	—	(174,012)
Capital and financing lease obligations	—	(217,022)
Other liabilities	—	5,338
Net	$—	$—
Contribution to CCRC venture:
Property, plant and equipment	$(25,459)	$—
Investment in unconsolidated ventures	7,344	—
Long-term debt	$18,115	$—
Net	—	—

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of deferred gains (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash basis payment	$92,132	$91,092	$279,206	$233,617
Straight-line expense	1,731	2,840	6,451	2,400
Amortization of (above) below market rent, net	(1,626)	(1,377)	(5,425)	(1,377)
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Facility lease expense	$91,144	$91,462	$276,953	$231,361

12.  Income Taxes

The difference in the Company's effective tax rates for the three and nine months ended September 30, 2015 and 2014 was primarily due to changes in the Company's financial results under generally accepted accounting principles and the reversal of the majority of the Company's valuation allowance, which occurred during the three months ended September 30, 2014. The Company recorded an aggregate deferred federal, state and local tax benefit of $31.6 million and $164.0 million as a result of the operating loss for the three and nine months ended September 30, 2015, respectively. The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Accordingly, the Company recorded an additional valuation allowance of $7.1 million in the three months ended September 30, 2015 related to tax credits. If the Company continues its trend of increasing losses before income taxes, the valuation allowance may be increased in future periods. The Company's valuation allowance as of September 30, 2015 and December 31, 2014 is $16.3 million and $9.2 million, respectively.

The Company's current tax expense continues to mainly reflect its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the nine months ended September 30, 2015 which are included in income tax benefit for the period.  Tax returns for years 2011 through 2014 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At September 30, 2015, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at September 30, 2015 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$181.3	$181.3
HCP 49 Venture opco and propco	Investment in unconsolidated ventures	$71.5	$71.5
Other	Investment in unconsolidated ventures	$5.5	$1.9

As of September 30, 2015, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of September 30, 2015, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

Prior to August 29, 2014, the Company had an additional reportable segment, CCRCs - Entry Fee. On August 29, 2014, the Company contributed all but two of the legacy Brookdale entry fee CCRCs to the CCRC Venture, at which time the contributed CCRCs were deconsolidated.  The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the periods subsequent to June 30, 2014, based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC Venture. The CCRC Venture is accounted for under the equity method of accounting.

Subsequent to September 30, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the three and nine months ended September 30, 2014 have not been recast.

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

CCRCs - Rental.  The Company's CCRCs - Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units. As of September 30, 2015 and 2014, the CCRCs - Rental segment also includes three entry fee CCRCs.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Retirement Centers(1)	$164,415	$155,227	$492,310	$421,017
Assisted Living(1)	608,393	516,640	1,837,575	1,071,301
CCRCs - Rental(1)	149,572	144,074	457,124	340,230
CCRCs - Entry Fee(1)	—	44,145	—	202,414
Brookdale Ancillary Services(1)	117,702	95,426	349,283	224,377
Management Services(2)	198,759	128,423	588,614	320,264
	$1,238,841	$1,083,935	$3,724,906	$2,579,603
Segment operating income(3)
Retirement Centers	$70,334	$67,205	$212,902	$180,326
Assisted Living	211,213	188,154	658,078	397,392
CCRCs - Rental	41,395	34,492	115,826	87,015
CCRCs - Entry Fee	—	10,431	—	48,433
Brookdale Ancillary Services	17,420	18,146	57,886	43,804
Management Services	14,694	10,428	44,630	25,319
	355,056	328,856	1,089,322	782,289
General and administrative (including non-cash stock-based compensation expense)	99,534	90,020	278,609	181,693
Transaction costs	—	41,572	7,163	59,224
Facility lease expense	91,144	91,462	276,953	231,361
Depreciation and amortization	160,715	178,999	606,787	320,403
Loss on facility lease termination	—	—	76,143	—
Income (loss) from operations	$3,663	$(73,197)	$(156,333)	$(10,392)

	As of
	September 30, 2015	December 31, 2014
Total assets
Retirement Centers	$1,609,486	$1,607,792
Assisted Living	6,466,083	6,584,830
CCRCs - Rental	1,051,371	1,062,828
Brookdale Ancillary Services	295,141	275,618
Corporate and Management Services	852,879	990,295
Total assets	$10,274,960	$10,521,363

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

15. Subsequent Events

On October 1, 2015, the Company acquired the underlying real estate associated with five communities that were previously leased for an aggregate purchase price of $78.4 million. The results of operations of these communities are reported in the Assisted Living segment. The Company financed the transaction with seller-financing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, cost savings and synergies, senior housing supply, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, innovation and revenue growth opportunities, our share repurchase program, taxes, capital deployment, returns on invested capital and CFFO; our expectations regarding returns to shareholders and our growth prospects; our belief regarding our long-term strength and the value of our assets; statements relating to creating shareholder value; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding liquidity and leverage; our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized living and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations regarding our sales, marketing and branding initiatives and their impact on our results; our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, CFFO, and/or Facility Operating Income (as such terms are defined herein); and our expectations regarding the integration of Emeritus and the transactions with HCP. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition, or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and integrate them into our operations; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; risks relating to the integration of Emeritus and the transactions with HCP, including in respect of unanticipated difficulties and/or expenditures relating to such transactions; the impact of such transactions on our relationships with residents, employees and third parties; and the inability to obtain, or delays in obtaining, cost savings and synergies from such transactions; as well as other risks detailed from time to time in our filings with the SEC, including those set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date such forward-looking statements were made. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of September 30, 2015, we are the largest operator of senior living communities in the United States based on total capacity, with 1,132 communities in 47 states and the ability to serve approximately 110,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of September 30, 2015, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Centers ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

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

During the nine months ended September 30, 2015, we completed several transactions as part of our long-term objectives to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. These transactions include our acquisition of the underlying real estate associated with 25 communities that were previously leased for an aggregate purchase price of approximately $343 million.

On July 31, 2014, we acquired Emeritus, a senior living service provider focused on operating residential style communities throughout the United States, for approximately $3.0 billion consisting of the issuance of our stock with a fair value of approximately $1.6 billion and our assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, 182 of which were owned and 311 of which were subject to leases that we directly or indirectly assumed in the merger. The Emeritus communities provide independent living, assisted living, memory care and, to a lesser extent, skilled nursing care. The merger significantly increased our scale and provides us the opportunity to leverage this scale to build our national brand and provide greater organic growth, achieve greater operating efficiencies, and drive new innovations to serve our residents. In addition, the merger provided us entry into 10 new states and significantly increased our presence in many high-population states, especially in the west and northeast. Enhanced geographic coverage and density is a contributing factor to our ability to increase our operating efficiencies and may provide additional opportunities for growth from markets with clusters of assets. The merger also enables us to expand our therapy, home health and hospice ancillary programs into the Emeritus communities and accelerate the introduction of Emeritus' Nurse on Call home health services into our major markets. The results of Emeritus' operations have been included in the consolidated financial statements subsequent to the acquisition date. Revenue and facility operating expenses of Emeritus included in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2015 were $1.3 billion and $889.1 million, respectively.

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

The table below presents a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2015 and 2014 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Total revenues	$1,238.8	$1,083.9	$154.9	14.3%
Facility operating expense	$699.7	$637.1	$62.6	9.8%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(68.2)	$(36.9)	$31.4	85.1%
Adjusted EBITDA	$191.5	$119.6	$71.8	60.0%
Cash From Facility Operations	$66.3	$22.9	$43.3	189.2%
Facility Operating Income	$339.7	$312.7	$27.1	8.7%

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Total revenues	$3,724.9	$2,579.6	$1,145.3	44.4%
Facility operating expense	$2,091.6	$1,502.4	$589.2	39.2%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(283.2)	$(42.5)	$240.8	NM
Adjusted EBITDA	$595.9	$349.2	$246.7	70.6%
Cash From Facility Operations	$235.3	$167.0	$68.3	40.9%
Facility Operating Income	$1,042.4	$736.5	$305.9	41.5%

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

During the nine months ended September 30, 2015, total revenues were $3.7 billion, an increase of $1.1 billion, or 44.4%, over our total revenues for the nine months ended September 30, 2014. The inclusion of Emeritus' operations contributed $1.0 billion to the increase in revenue. Aside from the effects of the Emeritus merger, but including the impacts of the transactions with HCP, our revenues increased $120.0 million, or 4.7%, over our total revenues for the nine months ended September 30, 2014. Resident fees for the nine months ended September 30, 2015 increased $877.0 million, or 38.8%, from the nine months ended September 30, 2014. Management fees increased $19.3 million, or 76.3%, from the nine months ended September 30, 2014, and reimbursed costs incurred on behalf of managed communities increased $249.0 million, or 84.4%. The increase in resident fees during the nine months ended September 30, 2015 was primarily due to the inclusion of Emeritus' operating results since July 31, 2014. The increase in management fees and reimbursed costs incurred on behalf of managed communities is primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture, each as described in Note 13 to the condensed consolidated financial statements.

During the nine months ended September 30, 2015, facility operating expenses were $2.1 billion, an increase of $589.2 million, or 39.2%, as compared to the nine months ended September 30, 2014. Facility operating expenses increased $677.6 million due to the inclusion of Emeritus' operations. Excluding the effects of the Emeritus merger, facility operating expenses decreased $88.4 million, or 5.9%, primarily due to the contribution of communities to the CCRC Venture.

Net loss attributable to Brookdale Senior Living Inc. common stockholders for the nine months ended September 30, 2015 was $283.2 million, or $(1.54) per basic and diluted common share, compared to a net loss of $42.5 million, or $(0.31) per basic and diluted common share, for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 70.6%, 40.9% and 41.5%, respectively, when compared to the nine months ended September 30, 2014. Adjusted EBITDA includes integration, transaction, transaction-related and electronic medical records ("EMR") roll-out costs of $92.1 million for the nine months ended September 30, 2015 and $100.4 million for the nine months ended September 30, 2014. Cash From Facility Operations includes integration, transaction, transaction-related and EMR roll-out costs of $98.8 million for the nine months ended September 30, 2015 and $100.4 million for the nine months ended September 30, 2014.

Consolidated Results of Operations

Comparison of Three Months ended September 30, 2015 to September 30, 2014

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

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to amended lease terms, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the subsequent periods. We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale entry fee CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Rental segment for the three month period ended September 30, 2014 and for the three month period ended September 30, 2015.

Subsequent to September 30, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the three months ended September 30, 2014 have not been recast.

As of September 30, 2015 our total operations included 1,132 communities with a capacity to serve 109,540 residents.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$164,415	$155,227	$9,188	5.9%
Assisted Living	608,393	516,640	91,753	17.8%
CCRCs – Rental	149,572	144,074	5,498	3.8%
CCRCs – Entry Fee	—	44,145	(44,145)	(100.0)%
Brookdale Ancillary Services	117,702	95,426	22,276	23.3%
Total resident fees	1,040,082	955,512	84,570	8.9%
Management services(1)	198,759	128,423	70,336	54.8%
Total revenue	1,238,841	1,083,935	154,906	14.3%
Expense
Facility operating expense
Retirement Centers	94,081	88,022	6,059	6.9%
Assisted Living	397,180	328,486	68,694	20.9%
CCRCs – Rental	108,177	109,582	(1,405)	(1.3)%
CCRCs – Entry Fee	—	33,714	(33,714)	(100.0)%
Brookdale Ancillary Services	100,282	77,280	23,002	29.8%
Total facility operating expense	699,720	637,084	62,636	9.8%
General and administrative expense	99,534	90,020	9,514	10.6%
Transaction costs	—	41,572	(41,572)	(100.0)%
Facility lease expense	91,144	91,462	(318)	(0.3)%
Depreciation and amortization	160,715	178,999	(18,284)	(10.2)%
Costs incurred on behalf of managed communities	184,065	117,995	66,070	56.0%
Total operating expense	1,235,178	1,157,132	78,046	6.7%
Income (loss) from operations	3,663	(73,197)	76,860	105.0%
Interest income	399	392	7	1.8%
Interest expense
Debt	(43,972)	(38,452)	5,520	14.4%
Capital and financing lease obligations	(53,217)	(40,916)	12,301	30.1%
Amortization of deferred financing costs and debt premium (discount)	(616)	189	805	425.9%
Change in fair value of derivatives	(164)	(10)	154	NM
Debt modification and extinguishment costs	(6,736)	(569)	6,167	NM
Equity in loss of unconsolidated ventures	(1,578)	(1,246)	332	26.6%
Other non-operating income	3,089	700	2,389	341.3%
Loss before income taxes	(99,132)	(153,109)	(53,977)	(35.3)%
Benefit for income taxes	30,796	116,073	(85,277)	(73.5)%
Net loss	(68,336)	(37,036)	31,300	84.5%
Net loss attributable to noncontrolling interest	116	174	(58)	(33.3)%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(68,220)	$(36,862)	$31,358	85.1%

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,132	1,147	(15)	(1.3)%
Total units operated(2)
Period end	108,887	110,455	(1,568)	(1.4)%
Weighted average	108,986	95,510	13,476	14.1%
Owned/leased communities units(2)
Period end	82,321	83,086	(765)	(0.9)%
Weighted average	82,396	74,591	7,805	10.5%
Owned/leased communities occupancy rate (weighted average)	86.7%	88.5%	(1.8)%	(2.0)%
Senior Housing average monthly revenue per unit(3)	$4,303	$4,317	$(14)	(0.3)%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	98	100	(2)	(2.0)%
Total units(2)
Period end	17,291	17,667	(376)	(2.1)%
Weighted average	17,289	16,594	695	4.2%
Occupancy rate (weighted average)	88.7%	89.8%	(1.1)%	(1.2)%
Senior Housing average monthly revenue per unit(3)	$3,573	$3,472	$101	2.9%
Assisted Living
Number of communities (period end)	832	841	(9)	(1.1)%
Total units(2)
Period end	54,550	55,288	(738)	(1.3)%
Weighted average	54,592	45,260	9,332	20.6%
Occupancy rate (weighted average)	86.5%	88.8%	(2.3)%	(2.6)%
Senior Housing average monthly revenue per unit(3)	$4,292	$4,286	$6	0.1%
CCRCs - Rental
Number of communities (period end)	45	45	—	—
Total units(2)
Period end	10,480	10,131	349	3.4%
Weighted average	10,515	9,783	732	7.5%
Occupancy rate (weighted average)	83.9%	85.1%	(1.2)%	(1.4)%
Senior Housing average monthly revenue per unit(3)	$5,626	$5,740	$(114)	(2.0)%
CCRCs - Entry Fee
Number of communities (period end)	—	—	—	—
Total units(2)
Period end	—	—	—	—
Weighted average	—	2,954	(2,954)	(100.0)%
Occupancy rate (weighted average)	—	87.0%	(87.0)%	(100.0)%
Senior Housing average monthly revenue per unit(3)	$—	$5,085	$(5,085)	(100.0)%

Management Services
Number of communities (period end)	157	161	(4)	(2.5)%
Total units(2)
Period end	26,566	27,369	(803)	(2.9)%
Weighted average	26,590	20,919	5,671	27.1%
Occupancy rate (weighted average)	85.8%	86.3%	(0.5)%	(0.6)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	612,970	762,993	(150,023)	(19.7%)
Home Health average census	14,126	10,314	3,812	37.0%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $84.6 million, or 8.9%, over the prior year period primarily due to the inclusion of revenue from communities acquired and new units added to existing communities since the beginning of the prior year period (including communities acquired as part of the Emeritus transaction), partially offset by the effect of the contribution of entry fee communities to the CCRC Venture. During the current period, revenues increased 0.6% at the 512 communities we owned or leased during both periods (excluding communities acquired during the prior period) with a 2.8% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy decreased 190 basis points in these 512 communities period over period.

Retirement Centers segment revenue increased $9.2 million, or 5.9%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $8.7 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period and by a decrease in occupancy at the communities we operated during both periods.

Assisted Living segment revenue increased $91.8 million, or 17.8%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $89.8 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental segment revenue increased $5.5 million, or 3.8%, primarily due to the reclassification of one community into this segment subsequent to the prior period and the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $1.1 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

Brookdale Ancillary Services segment revenue increased $22.3 million, or 23.3%, primarily due to the inclusion of revenue related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. The inclusion of Nurse on Call revenue since July 31, 2014 contributed $13.9 million to the increase in revenue. Additionally, revenue increased due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $70.3 million, or 54.8%, primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the impact of our acquisition of Emeritus.

Retirement Centers segment operating expenses increased $6.1 million, or 6.9%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $5.2 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period.

Assisted Living segment operating expenses increased $68.7 million, or 20.9%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $68.0 million to the increase in operating expense.

CCRCs - Rental segment operating expenses decreased $1.4 million, or 1.3%, primarily due to decreases in operating expenses at the communities operated during both periods, including a reduction in salaries and wages mainly attributed to time spent by community personnel on integration-related activities including system conversions during the current year period, which are included in general and administrative expense, and the disposition of one community subsequent to the prior year period.  These reductions were partially offset by the reclassification of one community into this segment subsequent to the prior period and the inclusion of operating expenses from communities acquired during 2014.

Brookdale Ancillary Services segment operating expenses increased $23.0 million, or 29.8%, primarily due to the inclusion of expenses related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. The inclusion of Nurse on Call expenses since July 31, 2014 contributed $12.5 million to the increase in expenses. Additionally, expense increased in connection with higher census and increased salaries and wage expense as additional employees are hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $9.5 million, or 10.6%, over the prior year period primarily as a result of an increase in integration and transaction-related costs and an increase in non-cash stock based compensation expense. Integration and transaction-related costs include third party expenses directly related to the integration of Emeritus and corporate capital assessment activities (including shareholder relations advisory matters), as well as internal costs such as labor, reflecting time spent by our personnel on integration, EMR roll-out and transaction activity and severance costs.

Transaction Costs

During the three months ended September 30, 2014 we recognized $41.6 million of transaction costs, primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and completion of the transactions with HCP during 2014 and include expenses such as lender costs and legal, banking, accounting and consulting fees.

Depreciation and Amortization

Depreciation and amortization expense decreased $18.3 million, or 10.2%, primarily as a result of resident in-place lease intangibles acquired in our acquisition of Emeritus becoming fully amortized during the current year period and the impact of the contribution of previously owned communities to the CCRC Venture in August 2014. The decrease was partially offset by the impact of the acquisition of Emeritus.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $66.1 million, or 56.0%, primarily due to our assumption of new management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Interest Expense

Interest expense increased $18.8 million, or 23.7%, primarily due to our assumption of Emeritus debt and capital and financing lease obligations, which increased interest expense by $2.8 million and $13.2 million, respectively (including the impact of non-cash interest expense related to debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the three months ended September 30, 2015 and 2014 was primarily due to changes in our financial results under generally accepted accounting principles and the reversal of the majority of our valuation allowance which occurred during the quarter ended September 30, 2014. We recorded an aggregate deferred federal, state and local tax benefit of $31.6 million as a result of the operating loss for the three months ended September 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Accordingly, we recorded an additional valuation allowance of $7.1 million in the three months ended September 30, 2015 related to tax credits. If we continue our trend of increasing losses before income taxes, the valuation allowance may be increased in future periods. Our valuation allowance as of September 30, 2015 and December 31, 2014 is $16.3 million and $9.2 million, respectively.

Our current tax expense continues to mainly reflect our cash position for states that do not allow for or have suspended the use of net operating losses for the period.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended September 30, 2015 which are included in income tax benefit for the period.  Tax returns for years 2011 through 2014 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Nine Months ended September 30, 2015 to September 30, 2014

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

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to amended lease terms, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the subsequent periods. We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale entry fee CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the periods subsequent to June 30, 2014.

Subsequent to September 30, 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments. Revenue and expenses for the nine months ended September 30, 2014 have not been recast.

(dollars in thousands, except average monthly revenue per unit)	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$492,310	$421,017	$71,293	16.9%
Assisted Living	1,837,575	1,071,301	766,274	71.5%
CCRCs – Rental	457,124	340,230	116,894	34.4%
CCRCs – Entry Fee	—	202,414	(202,414)	(100.0)%
Brookdale Ancillary Services	349,283	224,377	124,906	55.7%
Total resident fees	3,136,292	2,259,339	876,953	38.8%
Management services(1)	588,614	320,264	268,350	83.8%
Total revenue	3,724,906	2,579,603	1,145,303	44.4%
Expense
Facility operating expense
Retirement Centers	279,408	240,691	38,717	16.1%
Assisted Living	1,179,497	673,909	505,588	75.0%
CCRCs – Rental	341,298	253,215	88,083	34.8%
CCRCs – Entry Fee	—	153,981	(153,981)	(100.0)%
Brookdale Ancillary Services	291,397	180,573	110,824	61.4%
Total facility operating expense	2,091,600	1,502,369	589,231	39.2%
General and administrative expense	278,609	181,693	96,916	53.3%
Transaction costs	7,163	59,224	(52,061)	(87.9)%
Facility lease expense	276,953	231,361	45,592	19.7%
Depreciation and amortization	606,787	320,403	286,384	89.4%
Loss on facility lease termination	76,143	—	76,143	NM
Costs incurred on behalf of managed communities	543,984	294,945	249,039	84.4%
Total operating expense	3,881,239	2,589,995	1,291,244	49.9%
Loss from operations	(156,333)	(10,392)	145,941	NM
Interest income	1,208	998	210	21.0%
Interest expense
Debt	(130,004)	(85,898)	44,106	51.3%
Capital and financing lease obligations	(159,463)	(53,125)	106,338	200.2%
Amortization of deferred financing costs and debt premium (discount)	(835)	(7,907)	(7,072)	(89.4)%
Change in fair value of derivatives	(790)	(2,179)	(1,389)	(63.7)%
Debt modification and extinguishment costs	(6,780)	(3,766)	3,014	80.0%
Equity in (loss) earnings of unconsolidated ventures	(766)	913	(1,679)	(183.9)%
Other non-operating income	8,234	4,621	3,613	78.2%
Loss before income taxes	(445,529)	(156,735)	288,794	184.3%
Benefit for income taxes	161,677	114,105	47,572	41.7%
Net loss	(283,852)	(42,630)	241,222	NM
Net loss attributable to noncontrolling interest	634	174	460	264.4%
Net loss attributable to Brookdale Senior Living Inc. common stockholders	$(283,218)	$(42,456)	$240,762	NM

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,132	1,147	(15)	(1.3)%
Total units operated(2)
Period end	108,887	110,455	(1,568)	(1.4)%
Weighted average	109,571	76,520	33,051	43.2%
Owned/leased communities units(2)
Period end	82,321	83,086	(765)	(0.9)%
Weighted average	82,614	57,266	25,348	44.3%
Owned/leased communities occupancy rate (weighted average)	86.8%	88.4%	(1.6)%	(1.8)%
Senior Housing average monthly revenue per unit(3)	$4,313	$4,423	$(110)	(2.5)%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	98	100	(2)	(2.0)%
Total units(2)
Period end	17,291	17,667	(376)	(2.1)%
Weighted average	17,312	14,972	2,340	15.6%
Occupancy rate (weighted average)	88.6%	89.4%	(0.8)%	(0.9)%
Senior Housing average monthly revenue per unit(3)	$3,565	$3,496	$69	2.0%
Assisted Living
Number of communities (period end)	832	841	(9)	(1.1)%
Total units(2)
Period end	54,550	55,288	(738)	(1.3)%
Weighted average	54,789	30,053	24,736	82.3%
Occupancy rate (weighted average)	86.7%	89.0%	(2.3)%	(2.6)%
Senior Housing average monthly revenue per unit(3)	$4,297	$4,448	$(151)	(3.4)%
CCRCs - Rental
Number of communities (period end)	45	45	-	0.0%
Total units(2)
Period end	10,480	10,131	349	3.4%
Weighted average	10,513	7,569	2,944	38.9%
Occupancy rate (weighted average)	84.5%	85.8%	(1.3)%	(1.5)%
Senior Housing average monthly revenue per unit(3)	$5,689	$5,812	$(123)	(2.1)%
CCRCs - Entry Fee
Number of communities (period end)	—	—	—	—
Total units(2)
Period end	—	—	—	—
Weighted average	—	4,672	(4,672)	(100.0)%
Occupancy rate (weighted average)	—	85.2%	(85.2)%	(100.0)%
Senior Housing average monthly revenue per unit(3)	$—	$5,103	$(5,103)	(100.0)%

Management Services
Number of communities (period end)	157	161	(4)	(2.5)%
Total units(2)
Period end	26,566	27,369	(803)	(2.9)%
Weighted average	26,957	19,254	7,703	40.0%
Occupancy rate (weighted average)	85.8%	85.9%	(0.1)%	(0.1)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	1,917,219	2,374,379	(457,160)	(19.3%)
Home Health average census	13,926	6,885	7,041	102.3%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $877.0 million, or 38.8%, over the prior year period primarily due to the inclusion of revenue from communities acquired and new units added to existing communities since the beginning of the prior year period (including communities acquired as part of the Emeritus transaction), partially offset by the effect of the contribution of entry fee communities to the CCRC Venture. During the current period, revenues grew 1.7% at the 507 communities we owned or leased during both periods (excluding communities acquired during the prior period) with a 3.6% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy decreased 160 basis points in these 507 communities period over period.

Retirement Centers segment revenue increased $71.3 million, or 16.9%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $67.0 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period and by a decrease in occupancy at the communities we operated during both periods.

Assisted Living segment revenue increased $766.3 million, or 71.5%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $753.9 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

CCRCs - Rental segment revenue increased $116.9 million, or 34.4%, primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $72.9 million to the increase in revenue. Additionally, revenues increased due to the reclassification of three communities into this segment subsequent to the beginning of the prior year period and revenues increased at the communities we operated during both periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both periods.

Brookdale Ancillary Services segment revenue increased $124.9 million, or 55.7%, primarily due to the inclusion of revenue related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. The inclusion of Nurse on Call revenue since July 31, 2014 contributed $106.4 million to the increase in revenue. Additionally, revenue increased due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services

Management services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $268.4 million, or 83.8%, primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to the impact of our acquisition of Emeritus.

Retirement Centers segment operating expenses increased $38.7 million, or 16.1%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $35.8 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the prior year period.

Assisted Living segment operating expenses increased $505.6 million, or 75.0%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $499.3 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both periods, driven by an increase in salaries and wages due to wage rate increases and increases in employee health insurance and advertising costs. The increase was partially offset by the impact of rebates received, mainly on food purchases, as the level of rebates we have experienced has increased with our volume of spend.

CCRCs - Rental segment operating expenses increased $88.1 million, or 34.8%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $55.2 million to the increase in operating expense. Additionally, operating expenses increased due to the reclassification of three communities into this segment subsequent to the beginning of the prior year period and operating expenses increased at the communities we operated during both periods, primarily due to an increase in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment operating expenses increased $110.8 million, or 61.4%, primarily due to the inclusion of expenses related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. The inclusion of Nurse on Call expenses since July 31, 2014 contributed $87.3 million to the increase in expenses. Additionally, expense increased in connection with higher census and increased salaries and wage expense as additional employees are hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $96.9 million, or 53.3%, over the prior year period primarily as a result of an increase in integration and transaction-related costs and the addition of employees associated with our acquisition of Emeritus. Integration and transaction-related costs include third party expenses directly related to the integration of Emeritus and corporate capital assessment activities (including shareholder relations advisory matters), as well as internal costs such as labor, reflecting time spent by our personnel on integration, EMR roll-out and transaction activity and severance costs.

Transaction Costs

Transaction costs for the nine months ended September 30, 2015 were $7.2 million, a decrease from $59.2 million in the prior year period. Transaction costs in the prior year period are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and the completion of the transactions with HCP during 2014 and include expenses such as lender costs and legal, banking, accounting and consulting fees. Transaction costs in the current year period primarily relate to direct costs related to acquisition and community leasing activity.

Facility Lease Expense

Facility lease expense increased $45.6 million, or 19.7%, primarily due to the inclusion of lease expense from leases assumed as part of our acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $286.4 million, or 89.4%, primarily due to the acquisition of communities since the prior year period, driven by amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus, partially offset by the contribution of previously owned communities to the CCRC Venture in August 2014.

Loss on Facility Lease Termination

A loss on facility lease termination of $76.1 million was recognized during the nine months ended September 30, 2015 for the difference between the amount paid to acquire the underlying real estate associated with 15 communities that were previously leased and the estimated fair value of the communities, net of the deferred lease liabilities previously recognized.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $249.0 million, or 84.4%, primarily due to our assumption of new management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Interest Expense

Interest expense increased $142.0 million, or 95.2%, primarily due to our assumption of Emeritus debt and capital and financing lease obligations, which increased interest expense by $29.3 million and $107.6 million, respectively (including the impact of non-cash interest expense related to debt discounts and premiums recorded).

Income Taxes

The difference in our effective tax rates for the nine months ended September 30, 2015 and 2014 was primarily due to changes in our financial results under generally accepted accounting principles and the reversal of the majority of our valuation allowance which occurred during the quarter ended September 30, 2014. We recorded an aggregate deferred federal, state and local tax benefit of $164.0 million as a result of the operating loss for the nine months ended September 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Accordingly, we recorded an additional valuation allowance of $7.1 million in the three months ended September 30, 2015 related to tax credits. If we continue our trend of increasing losses before income taxes, the valuation allowance may be increased in future periods. Our valuation allowance as of September 30, 2015 and December 31, 2014 is $16.3 million and $9.2 million, respectively.

Our current tax expense continues to mainly reflect our cash position for states that do not allow for or have suspended the use of net operating losses for the period.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the nine months ended September 30, 2015 which are included in income tax benefit for the period. Tax returns for years 2011 through 2014 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$202,185	$156,848
Cash used in investing activities	(498,302)	(216,784)
Cash provided by financing activities	262,425	239,749
Net (decrease) increase in cash and cash equivalents	(33,692)	179,813
Cash and cash equivalents at beginning of period	104,083	58,511
Cash and cash equivalents at end of period	$70,391	$238,324

The increase in cash provided by operating activities of $45.3 million was attributable primarily to the inclusion of Emeritus' operating results.

The increase in cash used in investing activities of $281.5 million was primarily attributable to our acquisition of 17 previously leased communities in the current year period. Additionally, there was an increase in spending on property, plant and equipment and leasehold intangibles and an increase in investments in unconsolidated ventures.

The increase in cash provided by financing activities of $22.7 million was primarily attributable to the proceeds from draws on our secured credit facility and mortgage debt incurred in connection with certain acquisitions during the current year period. The prior year period included the receipt of $330.4 million of net proceeds from a public equity offering of approximately 10.3 million shares of common stock.

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

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2015, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate secured and unsecured letter of credit facilities providing for up to $115.6 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of September 30, 2015.

At September 30, 2015, we had $3.9 billion of debt outstanding, including $310.0 million drawn on our secured credit facility and excluding capital and financing lease obligations, at a weighted-average interest rate of 4.7% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At September 30, 2015, we had $2.6 billion of capital and financing lease obligations and $83.9 million of letters of credit had been issued under our letter of credit facilities. Approximately $150.4 million of our debt and capital and financing lease obligations are due on or before September 30, 2016. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending September 30, 2016 we will be required to make approximately $382.1 million of payments in connection with our existing operating leases.

At September 30, 2015, we had $238.0 million of negative working capital. We had $70.4 million of cash and cash equivalents at September 30, 2015, excluding cash and escrow deposits-restricted and lease security deposits of $131.2 million in the aggregate. As of that date, we also had $133.4 million of availability on our secured credit facility. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities.

The following table summarizes our actual capital expenditures for the nine months ended September 30, 2015 as well as our anticipated capital expenditures for the year ended December 31, 2015 for our consolidated communities (dollars in millions):

	Actual Nine Months Ended September 30, 2015	Anticipated 2015 Range
Recurring(1) (2)	$53.2	$70.0 - 75.0
EBITDA-enhancing / Major Projects(2)	140.3	200.0 - 210.0
Program Max(2)	46.8	70.0 - 80.0
Corporate, integration and other(3)	61.5	95.0 - 100.0
Total capital expenditures	$301.8	$435.0 - 465.0

(1)      Payments are included in Cash From Facility Operations.

(2)	Amounts shown are gross capital expenditures. Certain capital expenditures are subject to third party lessor funding. For the nine months ended September 30, 2015 we received $61.1 million of lessor reimbursements, of which $6.3 million relates to recurring capital expenditures. For the full year 2015 we anticipate receiving approximately $80.0 million - $95.0 million of lessor reimbursements.

(3)	Includes $19.6 million of deferred capital expenditures related to the Emeritus merger.

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

As of September 30, 2015, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

As of September 30, 2015, we had $310.0 million drawn on our secured credit facility and $133.4 million of availability. We also had secured and unsecured letter of credit facilities of up to $115.6 million in the aggregate as of September 30, 2015. Letters of credit totaling $83.9 million had been issued under these facilities as of that date.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2015. See Note 4 and Note 8 to the condensed consolidated financial statements for community acquisitions and financing transactions that were completed during the period.

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The table below shows the reconciliation of our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)	2015(1)	2014(1)
Net loss	$(68,336)	$(37,036)	$(283,852)	$(42,630)
Benefit for income taxes	(30,796)	(116,073)	(161,677)	(114,105)
Equity in loss (earnings) of unconsolidated ventures	1,578	1,246	766	(913)
Debt modification and extinguishment costs	6,736	569	6,780	3,766
Other non-operating income	(3,089)	(700)	(8,234)	(4,621)
Interest expense:
Debt	43,972	38,452	130,004	85,898
Capital and financing lease obligations	53,217	40,916	159,463	53,125
Amortization of deferred financing costs and debt (premium) discount	616	(189)	835	7,907
Change in fair value of derivatives	164	10	790	2,179
Interest income	(399)	(392)	(1,208)	(998)
Income (loss) from operations	3,663	(73,197)	(156,333)	(10,392)
Depreciation and amortization	160,715	178,999	606,787	320,403
Loss on facility lease termination	—	—	76,143	—
Straight-line lease expense	1,731	2,840	6,451	2,400
Amortization of (above) below market lease, net	(1,626)	(1,377)	(5,425)	(1,377)
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Amortization of entrance fees	(619)	(5,757)	(2,316)	(20,506)
Non-cash stock-based compensation expense	10,147	7,869	25,871	23,170
Entrance fee receipts(2)	4,498	9,576	10,397	50,459
Entrance fee disbursements	(1,434)	(7,668)	(3,251)	(25,327)
CFFO from unconsolidated ventures	15,481	9,435	40,871	13,672
Adjusted EBITDA	$191,463	$119,627	$595,916	$349,223

(1)	The calculation of Adjusted EBITDA includes integration, transaction, transaction-related and EMR roll-out costs of $35.8 million and $92.1 million for the three and nine months ended September 30, 2015, respectively. The calculation of Adjusted EBITDA includes integration, transaction, transaction-related and EMR roll-out costs of $76.6 million and $100.4 million for the three and nine months ended September 30, 2014, respectively. Integration, transaction-related and EMR roll-out costs include third party expenses directly related to the integration of Emeritus and corporate capital structure assessment activities (including shareholder relations advisory matters) as well as internal costs such as labor reflecting time spent by Company personnel on integration, EMR roll-out and transaction-related activity and severance costs. Transaction costs include third party costs directly related to the acquisition of Emeritus and other acquisition and community leasing activity and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

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

The table below shows the reconciliation of net cash provided by operating activities to CFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)	2015(1)	2014(1)
Net cash provided by operating activities	$91,361	$12,634	$202,185	$156,848
Changes in operating assets and liabilities	(6,324)	29,620	10,648	55,709
Refundable entrance fees received	924	3,388	1,510	20,330
Entrance fee refunds disbursed	(1,434)	(7,668)	(3,251)	(25,327)
Recurring capital expenditures, net	(14,531)	(13,199)	(46,959)	(34,409)
Lease financing debt amortization with fair market value or no purchase options	(12,852)	(10,710)	(38,047)	(18,590)
Loss on facility lease termination	—	—	76,143	—
Distributions from unconsolidated ventures from cumulative share of net earnings	(6,375)	(595)	(7,825)	(1,210)
CFFO from unconsolidated ventures	15,481	9,435	40,871	13,672
Cash From Facility Operations	$66,250	$22,905	$235,275	$167,023

(1)	The calculation of Cash From Facility Operations includes integration, transaction, transaction-related and EMR roll-out costs of $42.5 million and $98.8 million for the three and nine months ended September 30, 2015, respectively. The calculation of Cash From Facility Operations includes integration, transaction, transaction-related and EMR roll-out costs of $76.6 million and $100.4 million for the three and nine months ended September 30, 2014, respectively. Integration, transaction-related and EMR roll-out costs include third party expenses directly related to the integration of Emeritus, community financing activity, corporate capital structure assessment activities (including shareholder relations advisory matters) as well as internal costs such as labor reflecting time spent by Company personnel on integration, EMR roll-out and transaction-related activity and severance costs. Transaction costs include third party costs directly related to the acquisition of Emeritus and other acquisition and community financing activity and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

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

The table below shows the reconciliation of net loss to Facility Operating Income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(68,336)	$(37,036)	$(283,852)	$(42,630)
Benefit for income taxes	(30,796)	(116,073)	(161,677)	(114,105)
Equity in loss (earnings) of unconsolidated ventures	1,578	1,246	766	(913)
Debt modification and extinguishment costs	6,736	569	6,780	3,766
Other non-operating income	(3,089)	(700)	(8,234)	(4,621)
Interest expense:
Debt	43,972	38,452	130,004	85,898
Capital and financing lease obligations	53,217	40,916	159,463	53,125
Amortization of deferred financing costs and debt (premium) discount	616	(189)	835	7,907
Change in fair value of derivatives	164	10	790	2,179
Interest income	(399)	(392)	(1,208)	(998)
Income (loss) from operations	3,663	(73,197)	(156,333)	(10,392)
Depreciation and amortization	160,715	178,999	606,787	320,403
Facility lease expense	91,144	91,462	276,953	231,361
General and administrative (including non-cash stock-based compensation expense)	99,534	90,020	278,609	181,693
Transaction costs	—	41,572	7,163	59,224
Loss on facility lease termination	—	—	76,143	—
Amortization of entrance fees	(619)	(5,757)	(2,316)	(20,506)
Management fees	(14,694)	(10,428)	(44,630)	(25,319)
Facility Operating Income	$339,743	$312,671	$1,042,376	$736,464

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2015, we had approximately $2.3 billion of long-term fixed rate debt, $1.6 billion of long-term variable rate debt, including our secured credit facility, and $2.6 billion of capital and financing lease obligations. As of September 30, 2015, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.7% (calculated using an imputed interest rate of 7.5% for our $316.3 million convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of September 30, 2015, $2.3 billion, or 59.0%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of September 30, 2015, $957.4 million, or 24.5%, of our long-term debt, excluding our capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $642.7 million, or 16.5%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $16.1 million, a 500 basis point increase in interest rates would have an impact of $72.6 million and a 1,000 basis point increase in interest rates would have an impact of $106.1 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Mark W. Ohlendorf
Name:	Mark W. Ohlendorf
Title:	President and Chief Financial Officer (Principal Financial Officer)
Date:	November 9, 2015

EXHIBIT INDEX

Exhibit No.	Description

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
10.1
Amendment No. 2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-32641)).

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