Form 10-K
period 2015-12-31
Brookdale Senior Living Inc.
filed 2016-02-12
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.5 billion. The market value calculation was determined using a per share price of $34.70, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers and directors.

As of February 10, 2016, 184,890,549 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational, sales, marketing and branding initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, pricing, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, the integration of Emeritus, cost savings and synergies, liquidity and leverage, senior housing supply, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and CFFO; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized health and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined in this Annual Report on Form 10-K); and our expectations regarding the integration of Emeritus. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions; our ability to successfully integrate acquisitions, including our acquisition of Emeritus; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and the inability to obtain, or delays in obtaining, cost savings and synergies from the Emeritus acquisition; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business.

Unless otherwise specified, references to "Brookdale," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

Our Business

As of December 31, 2015, we are the largest operator of senior living communities in the United States based on total capacity, with 1,123 communities in 47 states and the ability to serve approximately 108,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of outpatient therapy, home health, personalized living and hospice services to residents of many of our communities and to seniors living outside of our communities.

As of December 31, 2015, we owned or leased 959 communities with 81,067 units and provided management services with respect to 164 communities with 27,353 units for third parties or unconsolidated ventures in which we have an ownership interest. As of December 31, 2015, we operated 130 retirement center communities with 24,486 units, 915 assisted living communities with 62,567 units and 78 CCRCs with 21,367 units. We offer home health services to approximately 66,000 of our units and outpatient therapy services to approximately 64,000 of our units. The majority of our units are located in campus settings or communities containing multiple services, including CCRCs. During the year ended December 31, 2015, we generated approximately 81.9% of our resident fee revenues from private pay customers. For the year ended December 31, 2015, 38.8% of our resident and management fee revenues were generated from owned communities, 48.7% from leased communities, 11.1% from our Brookdale Ancillary Services business and 1.4% from management fees from communities we operate on behalf of third parties or unconsolidated ventures.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry. We also believe that we operate in the most attractive sectors of the senior living industry with opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive "home-like" setting, assistance with activities of daily living ("ADLs") (such as eating, bathing, dressing, toileting and transferring/walking) and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. Our strategy is to be the leading provider of senior living solutions, built on a large and growing senior housing platform. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

We believe that there are organic growth opportunities inherent in our existing portfolio. We intend to take advantage of those opportunities by growing revenues, while maintaining expense control, at our existing communities, continuing the expansion and maturation of our ancillary services programs, expanding, renovating, redeveloping and repositioning our existing communities, and acquiring additional operating companies and communities.

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

The merger significantly increased our scale and provides us the opportunity to leverage this scale to build our national brand and provide greater organic growth, achieve greater operating efficiencies, and drive new innovations to serve our residents. In addition, the merger provided us entry into 10 new states and significantly increased our presence in many high-population states, especially in the west and northeast. Enhanced geographic coverage and density is a contributing factor to our ability to increase our operating efficiencies and may provide additional opportunities for growth from markets with clusters of assets. The merger also enables us to expand our therapy, home health and hospice ancillary programs into the Emeritus communities and accelerate the introduction of Emeritus' Nurse on Call home health services into our major markets. The results of Emeritus' operations have been included in the consolidated financial statements subsequent to the acquisition date. Revenue and facility operating expenses of legacy Emeritus locations included in the Company's consolidated statements of operations for the year ended December 31, 2015 were $1.8 billion and $1.2 billion, respectively. Revenue and facility operating expenses of legacy Emeritus locations included in the Company's consolidated statements of operations for the year ended December 31, 2014 were $785.5 million and $511.9 million, respectively.

Since the closing of our acquisition of Emeritus, we have executed on our plans to integrate legacy Emeritus locations into our systems and infrastructure platform as rapidly as prudently possible.  In 2015, we completed the final cutover waves of integration activities and have a common system and infrastructure platform in place.  We will continue to reinforce and refine our operating model and certain processes during 2016.

Developments during 2015

During the year ended December 31, 2015, we completed several transactions as part of our long-term objectives to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of each of the Non-GAAP measures to net income (loss). These transactions include:

•
Community Acquisitions. During the year ended December 31, 2015, we acquired the underlying real estate associated with 30 communities that were previously leased for an aggregate purchase price of approximately $422.2 million.

•
Investment in Unconsolidated RIDEA Venture. On June 30, 2015, the Company and HCP, Inc. ("HCP") entered into a RIDEA venture, which acquired 35 senior housing communities for $847 million. The Company contributed $30.3 million in cash to the RIDEA venture. The Company owns a 10% ownership interest, and HCP owns a 90% ownership interest, in each of the propco and opco. The Company had operated these communities under a management agreement since 2011 and will continue to manage the communities under a market rate long-term management agreement with the venture.

•
Community Dispositions. During the year ended December 31, 2015, we identified 34 owned communities as assets held for sale, with 17 of these communities being sold for an aggregate selling price of approximately $82.9 million during the year ended December 31, 2015. The communities were identified as non-core assets that do not fit our long-term strategy.  The sale of the remaining 17 communities is expected in 2016, although there can be no assurance that the transactions will close or if they do, when the actual closing will occur.

During the year, we also made additional progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2015, we invested $37.5 million on Program Max projects, net of $28.3 million of third party lessor reimbursements, which included the completion of eleven expansion or conversion projects which resulted in 59 additional units. We currently have 13 additional Program Max projects that have been approved, most of which have begun construction and are expected to generate 285 net new units.

Growth Strategy

Our primary growth objectives are to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. Key elements of our strategy to achieve these objectives over time include:

•
Organic growth in our seniors housing business by increasing occupancy and rates, while controlling operating expenses. We plan to grow our existing operations by increasing revenues through a combination of occupancy growth and increases in the monthly service fees we receive.  We intend to focus on growing occupancy and rates by continually improving our operational, sales and marketing execution. We have created a multi-layered marketing approach, which balances the use of the internet and response mechanisms like centralized call centers with national, regional and local marketing activities. In particular, our marketing approach leverages the national Brookdale branding initiative that was launched in 2013. We also plan to continue our efforts to achieve property-level cost savings through the realization of additional economies of scale and initiatives designed to capture synergies and improve operational effectiveness following the acquisition of Emeritus in 2014. We will continue to improve our systems and processes to most efficiently meet the needs of our residents.

•
Growth through strategic capital allocation. We plan to grow our revenues and cash flows by deploying capital to increase the value of our existing communities and, as opportunities arise, selectively engaging in acquisitions.  We have invested significant capital expenditures into our portfolio to renovate and upgrade communities, which we expect will drive greater occupancy and higher rates in those communities over time.  Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. Certain of our communities with stabilized occupancies and excess demand in their respective markets may benefit from additions and expansions (which additions and expansions may be subject to landlord, lender and other third party consents). Additionally, the community, as well as our presence in the market, may benefit from adding a new level of service for residents. Through Program Max, we may also reposition certain communities to meet the evolving needs of our customers. This may include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications.  We will continue our capital expenditure programs, including our Program Max initiative, but in the near-term at reduced investment levels compared to prior years.  While our focus will be on executing our business plan post-integration of Emeritus, as opportunities arise, we plan to selectively purchase existing operating companies, asset portfolios, home health agencies and senior living communities.  We may also seek to acquire the fee interest in communities that we currently lease or manage. Our acquisition strategy will continue to focus primarily on accretive acquisitions of strategic portfolios or select communities that fill a service level need in one of our market continuums.

•
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

•
Growth through innovation of product offerings, including our Brookdale Ancillary Services programs. We plan to grow our revenues by innovating our product offerings and providing new senior living solutions to meet evolving consumer needs and expectations. We plan to provide more solutions for current customers and leverage and expand products to serve new customers. We plan to continue to roll out hospice services into selected markets. We also plan to leverage the array of services that are currently offered to residents in our buildings to seniors who want to remain in their homes. Through the Brookdale Ancillary Services programs, we currently provide therapy, home health, hospice and other ancillary services, as well as education and wellness programs. We plan to focus on expanding those services outside of our communities to seniors in their homes, initially to those who are short-term patients of skilled nursing centers. We expect that this will not only grow cash flow, but also provide quality service in a person's home that can become the entry point into the full continuum of our services. We also believe that there is a significant opportunity to become a player in the post-acute healthcare world as it evolves. We expect to continue our initiatives to link our unique continuum of care with other post-acute care providers to provide the most effective, comprehensive set of solutions for seniors.

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

Beginning in 2007, the industry was affected by the downturn in the general economy, increased unemployment and a downturn in the housing market. In spite of these factors, industry occupancy declined only approximately 300 basis points to a cyclic low in early 2010 of 87.0%, while rate growth remained positive at less than 1% per year. This also resulted in a near halt in construction of new units. The industry has experienced a slow recovery in occupancy and rate growth since the beginning of 2010 according to the National Investment Center for the Seniors Housing & Care Industry ("NIC"). Over the past year, industry occupancy has been rising modestly, as the pace of absorption has been outpacing inventory growth.

We believe that a number of trends will contribute to the continued growth of the senior living industry in coming years. The primary market for senior living services is individuals age 75 and older. According to U.S. Census data, that group is projected to be the fastest growing age cohort over the next twenty years. As a result of scientific and medical breakthroughs over the past 30 years, seniors are living longer. Due to demographic trends, and continuing advances in science, nutrition and healthcare, the senior population will continue to grow, and we expect the demand for senior living services to continue to increase in future years.

We believe the senior living industry has been and will continue to be impacted by several other trends. Increased longevity results in increasing frailty in seniors, soaring rates of dementia among the elderly, and a growing burden of chronic illness and chronic conditions. As a result of increased mobility in society, a reduction of average family size and increased number of two-wage earner couples, families struggle to provide care for seniors and look for alternatives outside of their family for their care. There is a growing consumer awareness among seniors and their families concerning the types of services provided by senior living operators, which has further contributed to the demand for senior living services. Also, the current prospective senior customer possesses greater financial resources than in the past, which makes it more likely that they are able to afford to live in market-rate senior housing. Seniors in the demographic cohort that were born between 1925 and 1945 have a significant amount of income generated from savings, pensions, and social security, along with a strong asset base.

Challenges in our industry include increased state and local regulation of the assisted living and skilled nursing sectors, which has led to an increase in the cost of doing business. The regulatory environment continues to intensify in the number and types of laws and regulations affecting us, accompanied by increased enforcement activity by state and local officials. In addition, like other companies, our financial results may be negatively impacted by increasing employment costs including salaries, wages and benefits, such as health care benefit coverage, for our employees. Increases in the costs of food, utilities, insurance, and real estate taxes may also have a negative impact on our financial results.

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

On July 31, 2014, we completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2014, by and among Emeritus Corporation, a Washington corporation, Brookdale Senior Living Inc., and Broadway Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of ours, pursuant to which the subsidiary merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of ours. At the time of the merger, Emeritus was the second largest operator of senior living communities in the United States.

Our Communities and Service Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our communities consist of retirement center communities, assisted living communities, rental CCRCs and entry fee CCRCs. We manage certain of our communities for third parties or unconsolidated ventures in which we have an ownership interest pursuant to management agreements. In addition, through our ancillary services programs, we provide outpatient therapy, home health, personalized living and hospice services to residents of many of our communities and to seniors living outside of our communities.

Retirement Centers. Our retirement center communities are primarily designed for middle to upper income seniors generally age 75 and older who desire an upscale residential environment providing the highest quality of service.

The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to "age-in-place" by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, as of December 31, 2015 approximately 78.9% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 188 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.

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

Retirement center communities that we own or lease are included in our Retirement Centers segment, and retirement center communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2015, our Retirement Center segment consisted of 95 retirement center communities with 17,140 units, representing 15.8% of our total senior living capacity, and 35 retirement center communities with 7,346 units were included in our Management Services segment, representing 6.8% of our total senior living capacity. In the aggregate, these retirement center communities represented 22.6% of our total senior living capacity.

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

Assisted living communities (including memory care communities) that we own or lease are included in our Assisted Living segment, and assisted living communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2015, our Assisted Living segment consisted of 820 assisted living communities with 53,504 units, representing 49.3% of our total senior living capacity, and 95 assisted living communities with 9,063 units were included in our Management Services segment, representing 8.4% of our total senior living capacity. In the aggregate, these assisted living communities represented 57.7% of our total senior living capacity.

As of December 31, 2015, we provide memory care services at 571 of our communities, aggregating 14,077 memory care units across our segments. These communities include 131 freestanding memory care communities with 5,063 units included in our Assisted Living segment.

CCRCs. Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's service areas.

CCRCs that we own or lease are included in our CCRCs - Rental segment, and CCRCs for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2015, our CCRCs - Rental segment included 44 CCRCs with 10,423 units, representing 9.6% of our total senior living capacity, and 34 CCRCs with 10,944 units were included in our management services segment, representing 10.1% of our total senior living capacity. In the aggregate, these CCRCs represented 19.7% of our total senior living capacity.

Twenty of our CCRCs allow for residents in the independent living apartment units to pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which is partially refundable in certain circumstances. We refer to these communities as entry fee CCRCs. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of the refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since entrance fees are paid upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in some agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. In addition, some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale. As of December 31, 2015, our CCRCs - Rental segment included three entry fee CCRCs with 1,172 units, representing 0.6% of our total senior living capacity, and 17 entry fee CCRCs with 8,152 units were included in our Management Services segment, representing 7.5% of our total senior living capacity.

Brookdale Ancillary Services. Through our ancillary services programs, we currently provide home health, therapy and other ancillary services, as well as education and wellness programs, to residents of many of our communities. These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services. The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate and to seniors living outside of our communities. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided. We have also begun offering hospice services in certain locations. We believe that our ancillary services offerings are unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.

Our Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services provided to residents of many of our communities, to other senior living communities that we do not own or operate and to seniors living outside of our communities. The Brookdale Ancillary Services segment does not include the inpatient therapy services provided in our skilled nursing units, which are included in the CCRCs - Rental segment.

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

As of December 31, 2015, the 164 communities and 27,353 units in our Management Services segment represented 25.3% of our total senior living capacity. As of that date, we operated 22 communities, representing 2,211 units, for third parties and 142 communities, representing 25,142 units, for unconsolidated ventures in which we have an ownership interest. As of December 31, 2015, these communities consisted of 35 retirement center communities, 95 assisted living communities and 34 CCRCs.

Competitive Strengths

We believe our nationwide network of senior living communities is well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•
Skilled management team with extensive experience. Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets, including experience in the senior living, healthcare and real estate industries.

•
Geographically diverse, high-quality, purpose-built communities. Our acquisition of Emeritus expanded our unit capacity by more than two-thirds, provided entry into 10 new states and significantly increased our presence in high-population states, especially in the west and northeast. As of December 31, 2015, we are the largest operator of senior living communities in the United States based on total capacity, with 1,123 communities in 47 states and the ability to serve approximately 108,000 residents.

•
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

•
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

•
Significant experience in providing ancillary services. Through our ancillary services programs, we provide a range of education, wellness, therapy, home health and other ancillary services to residents of certain of our retirement centers, assisted living communities, and CCRCs. Having therapy clinics and home health agencies located in our senior living communities to provide needed services to our residents is a distinct competitive difference. We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors outside of our communities.

Segments

As of December 31, 2015, we had five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services and Management Services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy and allocating capital resources.

Operating results from our five business segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals and training materials, which we believe have contributed to high levels of customer service. We have centralized accounting, finance and other operating functions in our support centers so that, consistent with our operating philosophy, community-based personnel can focus on resident care, family connections and efficient operations. We have established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billing and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

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

Since the closing of our acquisition of Emeritus, we have executed on our plans to integrate legacy Emeritus locations into our systems and infrastructure platform as rapidly as prudently possible.  In 2015, we completed the final cutover waves of integration activities and have a common system and infrastructure platform in place.  We will continue to reinforce and refine our operating model and certain processes during 2016.

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

Depending upon the size of the community, each Executive Director is supported by a community staff member who is directly responsible for day-to-day care of the residents and either community staff or regional support to oversee the community's sales, marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, therapy services, activities, housekeeping, and engineering.

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

Quality Assurance

We maintain quality assurance programs at each of our communities through our corporate and regional staff. Our quality assurance programs are designed to achieve a high degree of resident and family member satisfaction with the care and services that we provide. Our quality control measures include, among other things, community inspections conducted by corporate staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; quality of resident care (including assisted living services, nursing care, therapy and home health programs); the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with government regulations. Our quality control measures also include the survey of residents and family members on a regular basis to monitor their perception of the quality of services provided to residents.

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

Marketing and Sales

Our marketing strategy is intended to create awareness of our Brookdale brand, our communities, our products and our services among potential residents and their family members and among referral sources, including hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. Our marketing staff develops overall strategies for promoting our communities and monitors the success of our multi-layered marketing efforts, including outreach programs. In addition to direct contacts with prospective referral sources, we also rely on internet inquiries, contact centers, print advertising, e-mail and digital marketing, social media, direct mail, signage and special events, health fairs and community receptions. Certain resident referral programs have been established and promoted within the limitations of federal and state laws at many communities.

In order to mitigate the impact of weakness in certain housing markets and to accelerate move-ins, we have implemented several sales and marketing initiatives designed to increase entrance fee sales. These include the acceptance of short-term promissory notes in satisfaction of a resident's required entrance fee from certain pre-qualified, prospective residents who are waiting for their homes to sell. In addition, we have implemented the MyChoice program, which allows new and existing residents in certain communities the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee, thereby offering choices to residents desiring a more affordable ongoing monthly service fee.

Competition

The senior living industry is highly competitive. We compete with numerous organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In addition, over the last several years there has been an increase in the construction of new senior housing assets.  In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings. Our major publicly-traded competitors that operate senior living communities are Five Star Quality Care, Inc. and Capital Senior Living Corporation. Our major private competitors include Holiday Retirement, Life Care Services, LLC, and Sunrise Senior Living, LLC, as well as a large number of not-for-profit entities.

In recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate senior living communities. Some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts, or REITs, have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties. The largest three of these publicly-traded healthcare REITs measured on equity market capitalization include HCP, Inc., Ventas, Inc. and Welltower, Inc.

Customers

Our target retirement center residents are senior citizens age 75 and older who desire or need a more supportive living environment. The average retirement center resident resides in a retirement center community for approximately 33 months. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

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

Employees

As of December 31, 2015, we had approximately 53,000 full-time employees and approximately 29,000 part-time employees, of which 630 work in our Brentwood, Tennessee (a suburb of Nashville) headquarters office, 700 work in our Milwaukee, Wisconsin office and 1,030 work in our smaller regional support offices and a variety of field-based management positions. We currently consider our relationship with our employees to be good.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 12, 2016:

Name	Age	Position
T. Andrew Smith	55	Chief Executive Officer and Director
Mark W. Ohlendorf	55	President
Labeed S. Diab	46	Chief Operating Officer
Lucinda M. Baier	51	Chief Financial Officer
Bryan D. Richardson	57	Executive Vice President and Chief Administrative Officer
Glenn O. Maul	61	Executive Vice President and Chief People Officer
Kristin A. Ferge	42	Executive Vice President
George T. Hicks	58	Executive Vice President – Finance and Treasurer
H. Todd Kaestner	60	Executive Vice President – Corporate Development
Mary Sue Patchett	53	Executive Vice President – Community and Field Operations

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

Mark W. Ohlendorf has served as our President since June 2013. He previously served as our Chief Financial Officer from March 2007 until November 2015 and Co-President from August 2005 to May 2013. Mr. Ohlendorf previously served as Chief Executive Officer and President of Alterra from December 2003 until August 2005. From January 2003 through December 2003, Mr. Ohlendorf served as Chief Financial Officer and President of Alterra, and from 1999 through 2002 he served as Senior Vice President and Chief Financial Officer of Alterra. Mr. Ohlendorf has over 30 years of experience in the health care and long-term care industries, having held leadership positions with such companies as Sterling House Corporation, Vitas Healthcare Corporation and Horizon/CMS Healthcare Corporation. He is on the board of directors of and is past chairman of the board of directors of Argentum (formerly known as the Assisted Living Federation of America).

Labeed S. Diab joined Brookdale as Chief Operating Officer in November 2015.  Prior to joining Brookdale, Mr. Diab served in operational leadership roles for the Walmart US division of Wal-Mart Stores, Inc. since 2009, most recently serving as its President of Health and Wellness since 2014, its President of Midwest Division from 2011 to 2014, and its Vice President and General Manager from 2009 to 2011.  Prior to that, Mr. Diab served as Regional Vice President of Aramark's Health Care Division from 2006 to 2009 and as Regional Vice President for Rite Aid Corporation from 2003 to 2006.  Mr. Diab began his career as a Pharmacy Manager with American Stores Company and later in regional roles with CVS Caremark.  Mr. Diab is a Registered Pharmacist.

Lucinda M. Baier joined Brookdale as Chief Financial Officer in December 2015.  Ms. Baier has more than fifteen years of executive leadership experience in accounting, taxation, finance and treasury functions, having most recently served as Chief Financial Officer of Navigant Consulting, Inc., a specialized global expert services firm, since March 2013 and its Executive Vice President since February 2013.  Prior to that, she was Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Central Parking System, Inc., a leading firm in parking management and marketing, from August 2011 to October 2012, having previously served as its Senior Vice President and Chief Financial Officer since September 2010.  Ms. Baier served from July 2008 to February 2010 as Executive Vice President and Chief Financial Officer of Movie Gallery, Inc., and served from 2006 until July 2008 as Chief Financial Officer of World Kitchen, LLC.  In addition, Ms. Baier serves as a member of the Board of Directors and Audit Committee of The Bon-Ton Stores, Inc., one of the largest regional department store operators in the United States.  Ms. Baier is a Certified Public Accountant.

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

Kristin A. Ferge became our Executive Vice President in August 2005.  She previously served as our Chief Accounting Officer from July 2014 through January 2016, our Treasurer from August 2005 through January 2016, and as our Chief Administrative Officer from March 2007 through December 2007.  Ms. Ferge also previously served as Vice President, Chief Financial Officer and Treasurer of Alterra from December 2003 until August 2005. From April 2000 through December 2003, Ms. Ferge served as Alterra's Vice President of Finance and Treasurer. Prior to joining Alterra, she worked in the audit division of KPMG LLP. Ms. Ferge is a certified public accountant.

George T. Hicks became our Executive Vice President – Finance in July 2006 and our Treasurer in January 2016.  Prior to July 2006, Mr. Hicks served as Executive Vice President – Finance and Internal Audit, Secretary and Treasurer of ARC since September 1993. Mr. Hicks had served in various capacities for ARC's predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President – Finance and Treasurer from November 1989 to September 1993.

H. Todd Kaestner became our Executive Vice President – Corporate Development in July 2006. Previously, Mr. Kaestner served as Executive Vice President – Corporate Development of ARC since September 1993. Mr. Kaestner served in various capacities for ARC's predecessors since 1985, including Vice President – Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

Mary Sue Patchett became our Executive Vice President – Community and Field Operations in November 2015 after having served as Division President since February 2013 and as Divisional Vice President since joining Brookdale in September 2011 in connection with our Horizon Bay acquisition.  Ms. Patchett has over 30 years of senior care and housing experience serving in leadership roles. Previously, Ms. Patchett served as Chief Operating Officer of Horizon Bay from January 2011 through August 2011 and as Senior Vice President of Operations from March 2008 through December 2011. Prior to joining Horizon Bay, she was President and owner of Patchett & Associates, Inc., a management consulting firm for senior housing and other healthcare companies, from 2005 until March 2008. Ms. Patchett had previously served as Divisional Vice President for Alterra for over six years and started in senior living with nine years in numerous leadership positions at Sunrise Senior Living. Ms. Patchett has served on numerous industry boards and is serving on the board of Florida Assisted Living Federation of America as its past chair.

Item 1A.	Risk Factors.

Risks Related to Our Business

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

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. Notably, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act") resulted in expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the U.S. health care system. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various health care providers, including skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered or amended.  It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law.  We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect us and the manner in which we are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

In addition to its impact on the delivery and payment for health care, the Affordable Care Act and the implementing regulations have resulted and may continue to result in increases to our costs to provide health care benefits to our employees. We also may be required to make additional employee-related changes to our business as a result of provisions in the Affordable Care Act impacting the provision of health insurance by employers, which could result in additional expense and adversely affect our results of operations.

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

As of December 31, 2015, we had three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $80.2 million of letters of credit in the aggregate. If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

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

Our growth has and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new or recently-acquired or initiated operations (including expansions, developments, acquisitions and the expansion of our ancillary services programs) into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. There can be no assurance that we will be successful in attracting qualified individuals to the extent necessary, and management may expend significant time and energy attracting the appropriate personnel to manage assets we purchase in the future and our expansion and development activities. Also, the additional communities and expansion activities will require us to maintain consistent quality control measures that allow our management to effectively identify deviations that result in delivering care and services that are substandard, which may result in litigation and/or loss of licensure or certification. If we are unable to manage our growth effectively, successfully integrate new or recently-acquired or initiated operations into our existing business, or maintain consistent quality control measures, our business, financial condition and results of operations could be adversely affected.

Delays in obtaining regulatory approvals could hinder our plans to expand our ancillary services programs, which could negatively impact our anticipated revenues, results of operations and cash flows.

We plan to continue to expand our offering of ancillary services (including therapy, home health and hospice) to additional markets. In the current environment, it is difficult to obtain certain required regulatory approvals. Delays in obtaining required regulatory approvals could impede our ability to expand to additional markets in accordance with our plans, which could negatively impact our anticipated revenues, results of operations and cash flows.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this would result in defaults of the related debt or leases and cross-defaults under our other debt or lease documents, which would adversely affect our ability to continue to generate income.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases and other types of financing, including borrowings under our line of credit and future credit facilities we may obtain. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of income and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us and/or one or more of our subsidiaries. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because many of our outstanding debt and lease documents contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our communities and their corresponding financing arrangements and leases. In the event of such a default, we may not be able to obtain a waiver from the lender or lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure and financial condition.

Our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy.

Our level of indebtedness and our long-term leases could adversely affect our future operations and/or impact our stockholders for several reasons, including, without limitation:

•
We may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;

•
Increases in our outstanding indebtedness, leverage and long-term leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•
Increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, expansions, repositionings, new developments, acquisitions, general corporate and other purposes; and

•	Our ability to pay dividends to our stockholders may be limited.

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

Our existing credit facilities, mortgage loans and lease arrangements contain covenants that limit or restrict our operations and activities (including our ability to borrow additional funds and engage in certain transactions without consent of the applicable lender or lessor), and any default under such facilities, loans or arrangements could result in the acceleration of indebtedness, termination of the leases or cross-defaults under our other debt or lease documents, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.
Our outstanding indebtedness and leases contain restrictions and covenants and require us to maintain or satisfy specified financial ratios and coverage tests, including maintaining prescribed net worth levels, leverage ratios and debt service and lease coverage ratios on a consolidated basis, and on a community or communities basis based on the debt or lease securing the communities. In addition, certain of our leases require us to maintain lease coverage ratios on a lease portfolio basis (each as defined in the leases) and maintain stockholders' equity or tangible net worth amounts. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. These restrictions and covenants may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues. If we fail to comply with any of these requirements, then the related indebtedness could become immediately due and payable. We cannot assure you that we could pay this debt if it became due. In addition, certain of our outstanding indebtedness and leases limit or restrict, among other things, our ability and our subsidiaries' ability to borrow additional funds, engage in a change in control transaction, dispose of all or substantially all of our or their assets, or engage in mergers or other business combinations without consent of the applicable lender or lessor.

Our credit facilities, mortgage loans and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, foreclose on collateral securing the outstanding indebtedness and leases, and restrict our ability to make additional borrowings under the outstanding indebtedness or continue to operate the properties subject to the lease. Many of our outstanding debt and lease documents contain cross-default provisions so that a default under one of these instruments would cause a default under other debt and lease documents.

The substantial majority of our lease arrangements are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. As a result, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio and could further trigger cross-default provisions in other outstanding debt and lease documents.  In the event of such a default, we may not be able to obtain a waiver from the lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure and financial condition and our ability to generate future revenues, and could interfere with our ability to pursue our growth strategy.

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

In addition, our leases generally provide for renewal or extension options and, in certain cases, purchase options. These options generally are based upon prescribed formulas but, in certain cases, may be at fair market value. We expect to renew, extend or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension or purchase options. Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operations could be adversely affected.

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

Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our communities. Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care, social services and financial performance. Depending upon the size of the community, each Executive Director is supported by a community staff member who is directly responsible for day-to-day care of the residents and either community staff or regional support to oversee the community's sales, marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, therapy services, activities, housekeeping and engineering. We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from market to market. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our ability to implement our growth strategy, and our overall operating results could be harmed.

In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules. New election rules promulgated by the National Labor Relations Board went into effect in April 2015 and will substantially change – and expedite – the union election process, thereby limiting the time available for us to attempt to persuade employees to vote against representation. If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our profitability and cash flows from operations would be negatively affected.

We have a history of losses and we may not be able to achieve profitability.

We have incurred net losses in every year since our formation in June 2005. Given our history of losses, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our cash flow and combined business operations going forward or otherwise achieve profitability, our stock price could be adversely affected.

If we are unable to expand, renovate, reposition or redevelop our communities in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.

We are currently working on projects that will expand, renovate, reposition or redevelop a number of our existing senior living communities over the next several years. These projects are in various stages of development and are subject to a number of factors over which we have little or no control. These factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations. We cannot assure you that we will elect to undertake or complete all of our proposed expansion, renovation, repositioning and redevelopment projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our expansion, renovation, repositioning or redevelopment projects will be economically successful. Our failure to achieve our expansion, renovation, repositioning and redevelopment plans could adversely impact our growth objectives, and our anticipated revenues and results of operations.

We may encounter difficulties in acquiring communities at attractive prices or integrating acquisitions, including our acquisition of Emeritus Corporation, with our operations, which may adversely affect our operations and financial condition.

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

In addition, we continue to integrate the operations of Emeritus Corporation, which we acquired in July 2014.  The failure to integrate successfully and to manage successfully the challenges presented in the remaining integration process may result in us not achieving the anticipated benefits of the acquisition.  Furthermore, we may incur substantial additional unanticipated costs in connection with the remaining integration process.

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

Continued expansion of our business through the expansion, renovation, redevelopment and repositioning of our existing communities, the development of new communities and the acquisition of existing senior living operating companies and communities will require additional capital, particularly if we were to accelerate our expansion and acquisition plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

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

As of December 31, 2015, we managed lifecare entrance fee communities as part of our entrance fee CCRC venture with HCP, and we owned and/or operated five other lifecare communities. Residents of these communities typically receive a limited lifecare benefit and pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for these communities are not sufficient to cover the cost of lifecare benefits granted to residents, our interest in the results of operations and financial condition of these communities and the venture could be adversely affected.

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

We operate certain of our communities pursuant to management agreements. In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned by an unconsolidated venture in which we have an ownership interest. At December 31, 2015, we managed 164 communities, representing approximately 25% of our capacity, for third parties or unconsolidated ventures. The majority of our management agreements are long-term agreements. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party (in which case we may be entitled to receive a contractual termination fee). Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with unconsolidated ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, in the event of default on a loan, the lender may have the ability to terminate us as manager. With respect to communities held in unconsolidated ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact our results of operations and cash flows.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations.

We have a high concentration of communities in various geographic areas, including the states of California, Florida, North Carolina, Ohio, Texas and Washington. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs and results of operations. In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by other severe weather conditions or natural disasters such as hurricanes, earthquakes or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including but not limited to the RAC and ZPIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

•	required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare program or state programs;

•	damage to our business and reputation in various markets; or

•	significant investment of time and money even if eventually favorably determined.

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

The senior living industry is highly competitive, and we expect that it may become more competitive in the future. We compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, therapy services, life care at home, community-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In addition, over the last several years there has been an increase in the construction of new senior housing assets.  In general, regulatory and other barriers to competitive entry in the independent living and assisted living sectors of the senior living industry are not substantial. We have experienced and expect to continue to experience increased competition in our efforts to acquire and operate senior living communities. Consequently, we may encounter increased competition that could limit our ability to attract new residents, raise resident fees or expand our business, which could have a material adverse effect on our revenues and earnings.

As evidenced during the overbuilding in the late 1990's in the senior living industry, newly constructed buildings may reduce the occupancy rates and, in some cases, reduce the monthly rate previously existing communities are able to obtain for their services. This might result in lower revenues for certain of our communities if faced with new supply. While we believe that many of our markets are stable and should continue to be stable for the immediate future, we cannot be certain that the effects of a period of overbuilding will not affect our occupancy and resident fee rate levels in the future, nor can we be certain that another period of overbuilding in the future will not have the same effects. Moreover, while we believe that the new construction dynamics and the competitive environments in the states in which we operate are substantially similar to the national market, taken as a whole, if the dynamics or environment were to be significantly adverse in one or more of those states, it would have a disproportionate effect on our revenues (due to the large portion of our revenues that are generated in those states).

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

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:

•	a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms;

•	removal of directors only for cause, and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;

•	blank-check preferred stock;

•	provisions preventing stockholders from calling special meetings;

•	advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and

•
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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly operating results;

•	changes in our earnings estimates;

•	the contents of published research reports about us or the senior living industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur or lease obligations we may enter into in the future;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	speculation or reports by the press or investment community with respect to us or the senior living industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	downturns in the real estate market or changes in market valuations of senior living communities;

•	changes or proposed changes in laws or regulations affecting the senior living industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market and economic conditions.

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

At December 31, 2015, approximately 184.9 million shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

In addition, as of December 31, 2015, approximately 3.5 million shares of restricted common stock were outstanding under our 2014 Omnibus Incentive Plan and our Omnibus Stock Incentive Plan, and we had availability to issue approximately 7.2 million additional shares under our 2014 Omnibus Incentive Plan, our Associate Stock Purchase Plan, and our Director Stock Purchase Plan.  The shares of our common stock issued or issuable pursuant to these plans are or will be registered under the Securities Act, and once any restrictions imposed on the shares and options granted under these plans expire, such shares of common stock will be available for sale into the public markets.

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

Facilities

At December 31, 2015, we operated 1,123 communities across 47 states, with the capacity to serve approximately 108,000 residents. Of the communities we operated at December 31, 2015, we owned 413, we leased 546 pursuant to operating, capital and financing leases, and 164 were managed by us for third parties or unconsolidated ventures in which we have an ownership interest.

The following table sets forth certain information regarding our communities at December 31, 2015:

	Occupancy		Ownership Status
State	Units	Rate(1)(2)	Owned	Leased	Managed	Total
Florida	17,495	85%	53	48	35	136
Texas	13,718	86%	62	37	28	127
California	10,827	88%	27	53	11	91
Washington	4,899	91%	17	35	2	54
Ohio	4,829	85%	29	23	6	58
Colorado	4,636	86%	11	19	9	39
Arizona	3,956	86%	17	15	4	36
Illinois	3,932	89%	5	10	6	21
North Carolina	3,848	86%	10	52	1	63
Oregon	3,280	94%	10	30	5	45
Virginia	2,625	86%	9	7	3	19
New York	2,554	89%	17	15	3	35
Michigan	2,534	88%	9	23	3	35
Tennessee	2,327	92%	16	14	5	35
South Carolina	1,944	90%	5	20	0	25
Georgia	1,880	86%	9	12	6	27
Oklahoma	1,735	88%	10	21	2	33
Kansas	1,634	90%	11	12	2	25
Massachusetts	1,585	80%	3	5	5	13
New Jersey	1,545	84%	7	10	2	19
Indiana	1,418	84%	10	8	1	19
Pennsylvania	1,379	85%	10	3	1	14
Alabama	1,365	94%	7	2	1	10
Rhode Island	1,186	85%	1	4	4	9
Missouri	1,182	95%	2	1	2	5
Minnesota	943	82%	2	15	2	19
Kentucky	905	80%	1	4	1	6
Connecticut	893	81%	2	7	1	10
Wisconsin	832	85%	6	12	2	20
New Mexico	793	72%	2	4	1	7
Mississippi	682	87%	5	3	1	9
Maryland	614	92%	1	3	3	7
Louisiana	610	84%	6	1	0	7
Idaho	605	85%	7	1	0	8
Nevada	602	86%	4	3	0	7
Arkansas	494	94%	4	0	1	5
Nebraska	456	87%	0	5	0	5
Utah	368	85%	0	2	2	4
Montana	238	92%	1	2	0	3
West Virginia	220	88%	1	1	0	2
Delaware	200	88%	2	1	0	3
Iowa	182	73%	0	0	2	2
Wyoming	113	87%	0	2	0	2
Vermont	101	83%	1	0	0	1
New Hampshire	90	96%	1	0	0	1
North Dakota	85	93%	0	1	0	1
Maine	81	37%	0	0	1	1
Total	108,420	87%	413	546	164	1,123

(1)	Includes the impact of managed properties.

(2)	Represents occupancy at December 31, 2015.

Substantially all of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 143,065 square foot headquarters facility in Brentwood, Tennessee (a suburb of Nashville) and our 185,366 square foot shared service facility in Milwaukee, Wisconsin.  We also lease smaller regional support offices in Chicago and Tampa.

Item 3.	Legal Proceedings.

The information contained in Note 17 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

	Fiscal 2015
	High	Low
First Quarter	$38.96	$31.33
Second Quarter	$39.89	$34.60
Third Quarter	$35.35	$22.00
Fourth Quarter	$25.48	$16.58

	Fiscal 2014
	High	Low
First Quarter	$34.37	$26.11
Second Quarter	$34.80	$29.50
Third Quarter	$36.18	$32.02
Fourth Quarter	$37.03	$30.12

The closing sale price of our common stock as reported on the NYSE on February 10, 2016 was $13.35 per share. As of that date, there were approximately 386 holders of record of our common stock.

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

This selected financial data should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data." Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2015 have been derived from our audited financial statements.

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to the Master Lease, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the remainder of the period, each as described in Note 4 to the consolidated financial statements. We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
(in thousands, except per share and other operating data)
Total revenue	$4,960,608	$3,831,706	$2,891,966	$2,768,738	$2,456,483
Facility operating expense	2,788,862	2,210,368	1,671,945	1,630,919	1,508,571
General and administrative expense	370,579	280,267	180,627	178,829	148,327
Transaction costs	8,252	66,949	3,921	―	―
Facility lease expense	367,574	323,830	276,729	284,025	274,858
Depreciation and amortization	733,165	537,035	268,757	252,281	268,506
Loss (gain) on facility lease termination	76,143	―	―	(11,584)	―
Loss (gain) on acquisition	―	―	―	636	(1,982)
Asset impairment	57,941	9,992	12,891	27,677	16,892
Costs incurred on behalf of managed communities	723,298	488,170	345,808	325,016	152,566
Total operating expense	5,125,814	3,916,611	2,760,678	2,687,799	2,367,738
Income (loss) from operations	(165,206)	(84,905)	131,288	80,939	88,745
Interest income	1,603	1,343	1,339	4,012	3,538
Interest expense:
Debt	(173,484)	(128,002)	(96,131)	(98,183)	(93,229)
Capital and financing lease obligations	(211,132)	(109,998)	(25,194)	(30,155)	(31,644)
Amortization of deferred financing costs and debt premium (discount)	(3,351)	(7,477)	(17,054)	(18,081)	(13,427)
Change in fair value of derivatives	(797)	(2,711)	980	(364)	(3,878)
Debt modification and extinguishment costs	(7,020)	(6,387)	(1,265)	(221)	(18,863)
Equity in (loss) earnings of unconsolidated ventures	(804)	171	1,484	(3,488)	1,432
Other non-operating income	9,827	7,235	2,725	593	56
Income (loss) before income taxes	(550,364)	(330,731)	(1,828)	(64,948)	(67,270)
Benefit (provision) for income taxes	92,209	181,305	(1,756)	(1,519)	(1,780)
Net income (loss)	(458,155)	(149,426)	(3,584)	(66,467)	(69,050)
Net (income) loss attributable to noncontrolling interest	678	436	―	―	―
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457,477)	$(148,990)	$(3,584)	$(66,467)	$(69,050)
Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.48)	$(1.01)	$(0.03)	$(0.54)	$(0.57)
Weighted average shares of common stock used in computing basic and diluted net income (loss) per share	184,333	148,185	123,671	121,991	121,161
Other Operating Data:
Total number of communities (at end of period)	1,123	1,143	649	647	647
Total units operated(1)
Period end	107,786	110,219	66,832	65,936	66,183
Weighted average	109,342	84,299	66,173	66,102	55,548
Owned/leased communities occupancy rate (weighted average)	86.8%	88.3%	88.7%	88.0%	87.3%
Senior Housing average monthly revenue per unit(2)	$4,310	$4,357	$4,383	$4,271	$4,193

	As of December 31,
	2015	2014	2013	2012	2011
(in millions)
Cash and cash equivalents	$88.0	$104.1	$58.5	$69.2	$30.8
Total assets	$10,048.6	$10,417.5	$4,695.6	$4,672.8	$4,469.8
Total long-term debt and line of credit	$3,942.8	$3,597.0	$2,342.3	$2,339.0	$2,093.6
Total capital and financing lease obligations	$2,489.6	$2,649.2	$299.8	$319.8	$348.2
Total equity	$2,458.7	$2,882.2	$1,020.9	$997.0	$1,035.3

(1)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(2)
Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the information contained in "Item 6. Selected Financial Data" and our historical consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data." In addition to historical information, this discussion and analysis may contain forward-looking statconveriements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Please see additional risks and uncertainties described in "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" for more information. Factors that could cause such differences include those described in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Executive Overview and Recent Developments

As of December 31, 2015, we are the largest operator of senior living communities in the United States based on total capacity, with 1,123 communities in 47 states and the ability to serve approximately 108,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of December 31, 2015, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Centers ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

As of December 31, 2015, we owned or leased 959 communities with 81,067 units and provided management services with respect to 164 communities with 27,353 units for third parties or unconsolidated ventures in which we have an ownership interest. As of December 31, 2015, we operated 130 retirement center communities with 24,486 units, 915 assisted living communities with 62,567 units and 78 CCRCs with 21,367 units. We offer home health services to approximately 66,000 of our units and outpatient therapy services to approximately 64,000 of our units. The majority of our units are located in campus settings or communities containing multiple services, including CCRCs. During the year ended December 31, 2015, we generated approximately 81.9% of our resident fee revenues from private pay customers. For the year ended December 31, 2015, 38.8% of our resident and management fee revenues were generated from owned communities, 48.7% from leased communities, 11.1% from our Brookdale Ancillary Services business and 1.4% from management fees from communities we operate on behalf of third parties or unconsolidated ventures.

We believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry. We also believe that we operate in the most attractive sectors of the senior living industry with opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive "home-like" setting, assistance with activities of daily living (such as eating, bathing, dressing, toileting and transferring/walking) and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. Our strategy is to be the leading provider of senior living solutions, built on a large and growing senior housing platform. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

We believe that there are organic growth opportunities inherent in our existing portfolio. We intend to take advantage of those opportunities by growing revenues, while maintaining expense control, at our existing communities, continuing the expansion and maturation of our ancillary services programs, expanding, renovating, redeveloping and repositioning our existing communities, and acquiring additional operating companies and communities.

On July 31, 2014, we acquired Emeritus, a senior living service provider focused on operating residential style communities throughout the United States, for approximately $3.0 billion consisting of the issuance of our stock with a fair value of approximately $1.6 billion and our assumption of approximately $1.4 billion aggregate principal amount of existing mortgage indebtedness. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, 182 of which were owned and 311 of which were subject to leases that we directly or indirectly assumed in the merger. The Emeritus communities provide independent living, assisted living, memory care and, to a lesser extent, skilled nursing care. The merger significantly increased our scale and provides us the opportunity to leverage this scale to build our national brand and provide greater organic growth, achieve greater operating efficiencies, and drive new innovations to serve our residents. In addition, the merger provided us entry into 10 new states and significantly increased our presence in many high-population states, especially in the west and northeast. Enhanced geographic coverage and density is a contributing factor to our ability to increase our operating efficiencies and may provide additional opportunities for growth from markets with clusters of assets. The merger also enables us to expand our therapy, home health and hospice ancillary programs into the Emeritus communities and accelerate the introduction of Emeritus' Nurse on Call home health services into our major markets. The results of Emeritus' operations have been included in the consolidated financial statements subsequent to the acquisition date. Revenue and facility operating expenses of legacy Emeritus locations included in the Company's consolidated statements of operations for the year ended December 31, 2015 were $1.8 billion and $1.2 billion, respectively. Revenue and facility operating expenses of legacy Emeritus locations included in the Company's consolidated statements of operations for the year ended December 31, 2014 were $785.5 million and $511.9 million, respectively.

Since the closing of our acquisition of Emeritus, we have executed on our plans to integrate legacy Emeritus locations into our systems and infrastructure platform as rapidly as prudently possible.  In 2015, we completed the final cutover waves of integration activities and have a common system and infrastructure platform in place.  We will continue to reinforce and refine our operating model and certain processes during 2016.

Developments during 2015

During the year ended December 31, 2015, we completed several transactions as part of our long-term objectives to grow our revenues, Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income. See "Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure and a reconciliation of each of the Non-GAAP measures to net income (loss). These transactions include:

•
Community Acquisitions. During the year ended December 31, 2015, we acquired the underlying real estate associated with 30 communities that were previously leased for an aggregate purchase price of approximately $422.2 million.

•
Investment in Unconsolidated RIDEA Venture. On June 30, 2015, the Company and HCP entered into a RIDEA venture, which acquired 35 senior housing communities for $847 million. The Company contributed $30.3 million in cash to the RIDEA venture. The Company owns a 10% ownership interest, and HCP owns a 90% ownership interest, in each of the propco and opco. The Company had operated these communities under a management agreement since 2011 and will continue to manage the communities under a market rate long-term management agreement with the venture.

•
Community Dispositions. During the year ended December 31, 2015, we identified 34 owned communities as assets held for sale, with 17 of these communities being sold for an aggregate selling price of approximately $82.9 million during the year ended December 31, 2015. The communities were identified as non-core assets that do not fit our long-term strategy.  The sale of the remaining 17 communities is expected in 2016, although there can be no assurance that the transactions will close or if they do, when the actual closing will occur.

During the year, we also made additional progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2015, we invested $37.5 million on Program Max projects, net of $28.3 million of third party lessor reimbursements, which included the completion of eleven expansion or conversion projects which resulted in 59 additional units. We currently have 13 additional Program Max projects that have been approved, most of which have begun construction and are expected to generate 285 net new units.

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2015 and 2014 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Total revenue	$4,960.6	$3,831.7	$1,128.9	29.5%
Facility Operating Expense	$2,788.9	$2,210.4	$578.5	26.2%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457.5)	$(149.0)	$308.5	NM
Adjusted EBITDA	$793.4	$516.0	$277.4	53.8%
Cash From Facility Operations	$317.1	$218.3	$98.8	45.3%
Facility Operating Income	$1,384.1	$1,070.4	$313.7	29.3%

Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income are non-GAAP financial measures we use in evaluating our financial and operating performance. See "Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of each of the Non-GAAP measures to net income (loss).

During 2015, total revenues were $5.0 billion, an increase of $1.1 billion, or 29.5%, over our total revenues for the prior year. The inclusion of Emeritus' operations contributed $1.0 billion to the increase in revenue. Aside from the effects of the Emeritus merger, our revenues increased $124.1 million, or 3.2%, over our total revenues from the prior year. Resident fees for 2015 increased $875.8 million, or 26.5%, from the prior year. Management fees increased $17.9 million, or 42.5%, from the prior year, and reimbursed costs incurred on behalf of managed communities increased $235.1 million, or 48.2%. The increase in resident fees during 2015 was primarily due to the inclusion of Emeritus' operating results since July 31, 2014. The increase in management fees and reimbursed costs incurred on behalf of managed communities is primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture, each as described in Note 4 to the consolidated financial statements.

During 2015, facility operating expenses were $2.8 billion, an increase of $578.5 million, or 26.2%, as compared to the prior year. Facility operating expenses increased $669.2 million due to the inclusion of Emeritus' operations. Excluding the effects of the Emeritus merger, facility operating expenses decreased $90.7 million, or 3.3%, primarily due to the contribution of communities to the CCRC Venture.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for 2015 was ($457.5) million, or ($2.48) per basic and diluted common share, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of ($149.0) million, or ($1.01) per basic and diluted common share, for 2014.

During 2015, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income increased by 53.8%, 45.3% and 29.3%, respectively, when compared to the prior year. Adjusted EBITDA includes integration, transaction, transaction-related and electronic medical records ("EMR") roll-out costs of $116.8 million for the year ended December 31, 2015 and $146.4 million for the year ended December 31, 2014. Cash From Facility Operations includes integration, transaction, transaction-related and EMR roll-out costs of $123.7 million (including $6.9 million of debt modification costs excluded from Adjusted EBITDA) for the year ended December 31, 2015 and $146.4 million for the year ended December 31, 2014.

Consolidated Results of Operations

Year Ended December 31, 2015 and 2014

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the related notes, which are included in "Item 8. Financial Statements and Supplementary Data."

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to amended lease terms, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the subsequent periods, each as described in Note 4 to the consolidated financial statements. We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale entry fee CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRC - Rental segment for the periods subsequent to June 30, 2014.

During 2014, one community was moved from the Retirement Centers segment to the CCRCs - Rental segment to more accurately reflect the underlying product offering of the community. The movement did not change our reportable segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs - Rental segments.

At December 31, 2015 our total operations included 1,123 communities with a capacity to serve 108,420 residents.

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$657,940	$582,312	$75,628	13.0%
Assisted Living	2,445,457	1,685,563	759,894	45.1%
CCRCs - Rental	604,572	493,173	111,399	22.6%
CCRCs - Entry Fee	—	202,414	(202,414)	(100.0)%
Brookdale Ancillary Services	469,158	337,835	131,323	38.9%
Total resident fees	4,177,127	3,301,297	875,830	26.5%
Management services(1)	783,481	530,409	253,072	47.7%
Total revenue	4,960,608	3,831,706	1,128,902	29.5%
Expense
Facility operating expense
Retirement Centers	372,683	333,429	39,254	11.8%
Assisted Living	1,568,154	1,077,074	491,080	45.6%
CCRCs - Rental	454,077	371,512	82,565	22.2%
CCRCs - Entry Fee	—	153,981	(153,981)	(100.0)%
Brookdale Ancillary Services	393,948	274,372	119,576	43.6%
Total facility operating expense	2,788,862	2,210,368	578,494	26.2%
General and administrative expense	370,579	280,267	90,312	32.2%
Transaction costs	8,252	66,949	(58,697)	NM
Facility lease expense	367,574	323,830	43,744	13.5%
Depreciation and amortization	733,165	537,035	196,130	36.5%
Asset impairment	57,941	9,992	47,949	479.9%
Loss on facility lease termination	76,143	—	76,143	100.0%
Costs incurred on behalf of managed communities	723,298	488,170	235,128	48.2%
Total operating expense	5,125,814	3,916,611	1,209,203	30.9%
Income (loss) from operations	(165,206)	(84,905)	80,301	(94.6)%
Interest income	1,603	1,343	260	19.4%
Interest expense:
Debt	(173,484)	(128,002)	45,482	35.5%
Capital and financing lease obligations	(211,132)	(109,998)	101,134	91.9%
Amortization of deferred financing costs and debt premium (discount)	(3,351)	(7,477)	(4,126)	(55.2)%
Change in fair value of derivatives	(797)	(2,711)	(1,914)	(70.6)%
Debt modification and extinguishment costs	(7,020)	(6,387)	633	9.9%
Equity in (loss) earnings of unconsolidated ventures	(804)	171	(975)	(570.2)%
Other non-operating income	9,827	7,235	2,592	35.8%
Income (loss) before income taxes	(550,364)	(330,731)	219,633	NM
Benefit for income taxes	92,209	181,305	(89,096)	NM
Net income (loss)	(458,155)	(149,426)	308,729	NM
Net (income) loss attributable to noncontrolling interest	678	436	242	55.5%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457,477)	$(148,990)	$308,487	NM
Selected Operating and Other Data:
Total number of communities operated (period end)	1,123	1,143	(20)	(1.7)%
Total units operated(2)
Period end	107,786	110,219	(2,433)	(2.2)%
Weighted average	109,342	84,299	25,043	29.7%
Owned/leased communities units(2)
Period end	80,917	82,984	(2,067)	(2.5)%
Weighted average	82,508	63,710	18,798	29.5%
Owned/leased communities occupancy rate (weighted average)	86.8%	88.3%	(1.5)%	(1.7)%
Senior Housing average monthly revenue per unit(3)	$4,310	$4,357	$(47)	(1.1)%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	95	99	(4)	(4.0)%
Total units(2)
Period end	17,093	17,315	(222)	(1.3)%
Weighted average	17,308	15,558	1,750	11.2%
Occupancy rate (weighted average)	88.8%	89.5%	(0.7)%	(0.8)%
Senior Housing average monthly revenue per unit(3)	$3,570	$3,485	$85	2.4%
Assisted Living
Number of communities (period end)	820	838	(18)	(2.1)%
Total units(2)
Period end	53,500	55,189	(1,689)	(3.1)%
Weighted average	54,714	36,350	18,364	50.5%
Occupancy rate (weighted average)	86.7%	88.7%	(2.0)%	(2.3)%
Senior Housing average monthly revenue per unit(3)	$4,297	$4,356	$(59)	(1.4)%
CCRCs - Rental
Number of communities (period end)	44	45	(1)	(2.2)%
Total units(2)
Period end	10,324	10,480	(156)	(1.5)%
Weighted average	10,486	8,298	2,188	26.4%
Occupancy rate (weighted average)	84.4%	85.8%	(1.4)%	(1.6)%
Senior Housing average monthly revenue per unit(3)	$5,668	$5,757	$(89)	(1.5)%
CCRCs - Entry Fee
Number of communities (period end)	—	—	—	—
Total units(2)
Period end	—	—	—	—
Weighted average	—	3,504	(3,504)	(100.0)%
Occupancy rate (weighted average)	—	85.2%	(85.2)%	(100.0)%
Senior Housing average monthly revenue per unit(3)	$—	$5,103	$(5,103)	(100.0)%
Management Services
Number of communities (period end)	164	161	3	1.9%
Total units(2)
Period end	26,869	27,235	(366)	(1.3)%
Weighted average	26,834	20,589	6,245	30.3%
Occupancy rate (weighted average)	86.0%	86.5%	(0.5)%	(0.6)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	2,506,203	3,053,436	(547,233)	(17.9)%
Home Health average census	14,211	8,345	5,866	70.3%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fee Revenue

Resident fee revenue increased $875.8 million in 2015, or 26.5%, over the prior year primarily due to the inclusion of revenue from communities acquired (including communities acquired as part of the Emeritus transaction) and new units added to existing communities since the beginning of 2014, partially offset by the effect of the contribution of entry fee CCRCs to the CCRC Venture. During 2015, revenues grew 1.4% at the 505 communities we owned or leased during both full years, with a 3.4% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). Occupancy in these 505 communities decreased 170 basis points over the prior year.

Retirement Centers segment revenue increased $75.6 million in 2015, or 13.0%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $66.3 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both full periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the beginning of the prior year period and by a decrease in occupancy at the communities we operated during both full periods.

Assisted Living segment revenue increased $759.9 million in 2015, or 45.1%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $744.8 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both full periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both full periods.

CCRCs - Rental segment revenue increased $111.4 million in 2015, or 22.6%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $70.5 million to the increase in revenue. Additionally, revenues increased due to the reclassification of three communities into this segment subsequent to the beginning of the prior year period and revenues increased at the communities we operated during both full periods, primarily due to an increase in average monthly revenue per unit. The increase was partially offset by a decrease in occupancy at the communities we operated during both full periods.

Brookdale Ancillary Services segment revenue increased $131.3 million in 2015, or 38.9%, over the prior year primarily due to the inclusion of revenue related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. The inclusion of Nurse on Call revenue since July 31, 2014 contributed $107.6 million to the increase in revenue. Additionally, revenue increased due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $253.1 million in 2015, or 47.7%, primarily due to our assumption of management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Facility Operating Expense

Facility operating expense increased $578.5 million in 2015, or 26.2%, over the prior year primarily due to the impact of our acquisition of Emeritus, partially offset by the effect of the contribution of entry fee CCRCs to the CCRC Venture.

Retirement Centers segment operating expenses increased $39.3 million in 2015, or 11.8%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $35.3 million to the increase in operating expense. Additionally, operating expenses increased at the communities we operated during both full periods, driven by an increase in salaries and wages due to wage rate increases. The increase was partially offset by the reclassification of one community from this segment to the CCRCs - Rental segment subsequent to the beginning of the prior year period.

Assisted Living segment operating expenses increased $491.1 million in 2015, or 45.6%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $491.7 million to the increase in operating expense. Additionally, operating expenses decreased at the communities we operated during both full periods, driven by a decrease in food costs, primarily due to the impact of increased rebates received. The decrease in operating expenses at the communities we operated during both full periods was partially offset by an increase in salaries and wages due to wage rate increases and an increase in advertising costs.

CCRCs - Rental segment operating expenses increased $82.6 million in 2015, or 22.2%, primarily due to the inclusion of operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $53.5 million to the increase in operating expense. Additionally, operating expenses increased due to the reclassification of three communities into this segment subsequent to the beginning of the prior year period and operating expenses increased at the communities we operated during both full periods, primarily due to an increase in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment operating expenses increased $119.6 million in 2015, or 43.6%, primarily due to the inclusion of expenses related to Nurse on Call, which we acquired as part of our acquisition of Emeritus. The inclusion of Nurse on Call expenses since July 31, 2014 contributed $88.8 million to the increase in expenses. Additionally, expense increased in connection with higher census and increased salaries and wage expense as additional employees are hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $90.3 million in 2015, or 32.2%, over the prior year primarily as a result of an increase in integration and transaction-related costs and the addition of employees associated with our acquisition of Emeritus. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.  Transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

Transaction Costs

Transaction costs for 2015 were $8.3 million, a decrease from $66.9 million in the prior year period. Transaction costs in the prior year period are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and the completion of the transactions with HCP during 2014 and include expenses such as lender costs and legal, banking, accounting and consulting fees. Transaction costs in the current year period primarily relate to direct costs related to community acquisition and leasing activity.

Facility Lease Expense

Facility lease expense increased $43.7 million in 2015, or 13.5%, over the prior year primarily due to the inclusion of lease expense from leases assumed as part of our acquisition of Emeritus.

Depreciation and Amortization

Depreciation and amortization expense increased $196.1 million in 2015, or 36.5%, primarily due to the acquisition of communities since the beginning of the prior year period, driven by amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus, partially offset by the contribution of previously owned communities to the CCRC Venture in August 2014. Additionally, depreciation expense increased in 2015 as a result of increased capital expenditures compared to the prior year.

Asset Impairment

During 2015 and 2014, we recorded impairment charges of $57.9 million and $10.0 million, respectively, related to asset impairment for property, plant and equipment and leasehold intangibles for certain communities. During 2015, we sold 17 communities for an aggregate selling price of $82.9 million and recorded $18.4 million of impairment charges related to the communities sold, inclusive of the allocation of $8.1 million of goodwill to the disposed communities. During 2015, we recorded $15.2 million of impairment charges related to 17 communities identified as held for sale as of December 31, 2015, inclusive of the allocation of $12.2 million of goodwill to the disposal groups. Additionally, during 2015, we recorded $24.3 million of non-cash impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used. These impairment charges are primarily due to lower than expected operating performance of the underlying communities. For the communities identified as held for sale during the year, we compared the estimated selling price of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated selling price less costs to dispose. For communities that we plan to operate for the long-term, we compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value. The $10.0 million impairment charge recorded during 2014 related to asset impairment for property, plant and equipment and leasehold intangibles for certain communities. These impairment charges were primarily due to lower than expected performance of the underlying communities.

Loss on Facility Lease Termination

A loss on facility lease termination of $76.1 million was recognized during 2015 for the difference between the amount paid to acquire the underlying real estate associated with 15 communities that were previously leased and the estimated fair value of the communities, net of the deferred lease liabilities previously recognized.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $235.1 million, or 48.2%, primarily due to our assumption of new management agreements as part of our acquisition of Emeritus and our entry into management agreements with the CCRC Venture and HCP 49 Venture.

Interest Expense

Interest expense increased $140.6 million in 2015, or 56.6%, primarily due to our assumption of Emeritus debt and capital and financing lease obligations, which increased interest expense by $28.6 million and $102.7 million, respectively (including the impact of non-cash interest expense related to debt discounts and premiums recorded).

Income Taxes

Income tax benefit decreased $89.1 million in 2015, or 49.1%, over the prior year. The difference in our effective tax rates for the years ended December 31, 2015 and 2014 was primarily due to an increase in the valuation allowance against our deferred tax assets in 2015 as compared to the reversal of the valuation allowance that occurred in 2014. We determined that the valuation allowance was required due to the loss before income taxes in 2015, and in consideration of our estimated future reversal of existing timing differences as of December 31, 2015. This determination was made based primarily on the future reversal of our existing timing differences as we are not permitted under generally accepted accounting principles to consider future estimates of taxable income at this time. As a result, we recorded a valuation allowance of $112.4 million for the year ended December 31, 2015 of which $0.6 million was recorded as an adjustment to the purchase price allocation for Emeritus and $111.8 million was recorded within the provision for income taxes in the statement of operations in the fourth quarter of 2015. We recorded this valuation allowance against a deferred income tax benefit of $207.0 million as a result of the loss before income taxes for the year ended December 31, 2015 and additional tax credits. The valuation allowance reflects that our net operating losses will begin to expire in 2027, however, we would anticipate using tax planning strategies available to us in order to avoid a true expiration of those losses, should that issue arise. If we continue our trend of increasing losses before income taxes, the valuation allowance may be increased in future periods. Our valuation allowance as of December 31, 2015 is $121.6 million. We do not expect that we will become a federal cash income tax payer until 2020, at the earliest.

As a result of the acquisition of Emeritus, we recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical basis of the acquired assets. During the year ended December 31, 2014, we determined that it was more likely than not that our federal net operating loss carryforwards and a majority of our state net operating loss carryforwards and tax credits would be utilized in the future, based on the future reversal of these deferred tax liabilities. As a result, during the year ended December 31, 2014 we recorded an aggregate deferred federal, state and local income tax benefit of $64.2 million from the release of the valuation allowance against certain deferred tax assets. Additionally, we recorded an aggregate deferred federal, state and local tax benefit of $94.1 million as a result of the operating loss for the year ended December 31, 2014. Our 2014 effective rate was also impacted by certain transaction expenses that were incurred as part of acquisition of Emeritus that are required to be capitalized for income tax purposes.

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

Our 2014 results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger. In addition, with respect to the communities contributed to the CCRC Venture and HCP 49 Venture and communities subject to the amended lease terms, our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms for the remainder of the period, each as described in Note 4 to the consolidated financial statements. We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for the six month period ended December 31, 2014 based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC Venture.

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

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$582,312	$526,284	$56,028	10.6%
Assisted Living	1,685,563	1,051,868	633,695	60.2%
CCRCs - Rental	493,173	396,975	96,198	24.2%
CCRCs - Entry Fee	202,414	297,756	(95,342)	(32.0)%
Brookdale Ancillary Services	337,835	242,150	95,685	39.5%
Total resident fees	3,301,297	2,515,033	786,264	31.3%
Management services(1)	530,409	376,933	153,476	40.7%
Total revenue	3,831,706	2,891,966	939,740	32.5%
Expense
Facility operating expense
Retirement Centers	333,429	304,002	29,427	9.7%
Assisted Living	1,077,074	662,190	414,884	62.7%
CCRCs - Rental	371,512	287,949	83,563	29.0%
CCRCs - Entry Fee	153,981	221,363	(67,382)	(30.4)%
Brookdale Ancillary Services	274,372	196,441	77,931	39.7%
Total facility operating expense	2,210,368	1,671,945	538,423	32.2%
General and administrative expense	280,267	180,627	99,640	55.2%
Transaction costs	66,949	3,921	63,028	NM
Facility lease expense	323,830	276,729	47,101	17.0%
Depreciation and amortization	537,035	268,757	268,278	99.8%
Asset impairment	9,992	12,891	(2,899)	(22.5)%
Costs incurred on behalf of managed communities	488,170	345,808	142,362	41.2%
Total operating expense	3,916,611	2,760,678	1,155,933	41.9%
Income (loss) from operations	(84,905)	131,288	(216,193)	(164.7)%
Interest income	1,343	1,339	4	0.3%
Interest expense:
Debt	(128,002)	(96,131)	31,871	33.2%
Capital and financing lease obligations	(109,998)	(25,194)	84,804	336.6%
Amortization of deferred financing costs and debt premium (discount)	(7,477)	(17,054)	(9,577)	(56.2)%
Change in fair value of derivatives	(2,711)	980	3,691	376.6%
Debt modification and extinguishment costs	(6,387)	(1,265)	5,122	404.9%
Equity in earnings of unconsolidated ventures	171	1,484	(1,313)	(88.5)%
Other non-operating income	7,235	2,725	4,510	165.5%
Income (loss) before income taxes	(330,731)	(1,828)	328,903	NM
Benefit (provision) for income taxes	181,305	(1,756)	183,061	NM
Net income (loss)	(149,426)	(3,584)	145,842	NM
Net (income) loss attributable to noncontrolling interest	436	—	436	100.0%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(148,990)	$(3,584)	$146,278	NM
Selected Operating and Other Data:
Total number of communities operated (period end)	1,143	649	494	76.1%
Total units operated(2)
Period end	110,219	65,832	44,387	67.4%
Weighted average	84,299	66,173	18,126	27.4%
Owned/leased communities units(2)
Period end	82,984	48,422	34,562	71.4%
Weighted average	63,710	48,090	15,620	32.5%
Owned/leased communities occupancy rate (weighted average)	88.3%	88.7%	(0.4)%	(0.5)%
Senior Housing average monthly revenue per unit(3)	$4,357	$4,383	$(26)	(0.6)%

(dollars in thousands, except average monthly revenue per unit)	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	99	76	23	30.3%
Total units(2)
Period end	17,315	14,454	2,861	19.8%
Weighted average	15,558	14,439	1,119	7.7%
Occupancy rate (weighted average)	89.5%	89.8%	(0.3)%	(0.3)%
Senior Housing average monthly revenue per unit(3)	$3,485	$3,381	$104	3.1%
Assisted Living
Number of communities (period end)	838	438	400	91.3%
Total units(2)
Period end	55,189	22,158	33,031	149.1%
Weighted average	36,350	21,679	14,671	67.7%
Occupancy rate (weighted average)	88.7%	89.7%	(1.0)%	(1.1)%
Senior Housing average monthly revenue per unit(3)	$4,356	$4,510	$(154)	(3.4)%
CCRCs - Rental
Number of communities (period end)	45	26	19	73.1%
Total units(2)
Period end	10,480	6,478	4,002	61.8%
Weighted average	8,298	6,669	1,629	24.4%
Occupancy rate (weighted average)	85.8%	86.8%	(1.0)%	(1.2)%
Senior Housing average monthly revenue per unit(3)	$5,757	$5,715	$42	0.7%
CCRCs - Entry Fee
Number of communities (period end)	—	14	(14)	(100.0)%
Total units(2)
Period end	—	5,332	(5,332)	(100.0)%
Weighted average	3,504	5,303	(1,799)	(33.9)%
Occupancy rate (weighted average)	85.2%	84.2%	1.0%	1.2%
Senior Housing average monthly revenue per unit(3)	$5,103	$5,013	$90	1.8%
Other Entry Fee Data
Non-refundable entrance fees sales	$32,704	$44,191	$(11,487)	(26.0)%
Refundable entrance fees sales(4)	20,342	48,140	(27,798)	(57.7)%
Total entrance fee receipts	53,046	92,331	(39,285)	(42.5)%
Refunds	(25,865)	(35,325)	(9,460)	(26.8)%
Net entrance fees	$27,181	$57,006	$(29,825)	(52.3)%
Management Services
Number of communities (period end)	161	95	66	69.5%
Total units(2)
Period end	27,235	17,410	9,825	56.4%
Weighted average	20,589	18,083	2,506	13.9%
Occupancy rate (weighted average)	86.5%	85.4%	1.1%	1.3%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	3,053,436	3,325,129	(271,693)	(8.2)%
Home Health average census	8,345	4,498	3,847	85.5%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

(4)	Refundable entrance fee sales for the years ended December 31, 2014 and 2013 include amounts received from residents participating in the MyChoice program, which allows new and existing residents the option to pay additional refundable entrance fee amounts in return for a reduced monthly service fee. MyChoice amounts received from residents totaled $2.9 million and $19.0 million for the years ended December 31, 2014 and 2013, respectively.

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

CCRCs - Entry Fee segment revenue decreased $95.3 million in 2014, or 32.0%, over the prior year primarily due to the contribution of all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture and the reclassification of the two remaining legacy Brookdale CCRCs from this segment into the CCRCs - Rental segment beginning with the third quarter of 2014.

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

CCRCs - Entry Fee segment operating expenses decreased $67.4 million in 2014, or 30.4%, over the prior year primarily due to the contribution of all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture and the reclassification of the two remaining legacy Brookdale CCRCs from this segment into the CCRCs - Rental segment beginning with the third quarter of 2014.

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

Income Taxes

The difference in our effective tax rates for the years ended December 31, 2014 and 2013 was primarily due to the reversal in 2014 of the valuation allowance that had been recorded against our deferred tax assets. As a result of the acquisition of Emeritus, we recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical basis of the acquired assets. In 2014, we determined that it was more likely than not that our federal net operating loss carryforwards and a majority of our state net operating loss carryforwards and tax credits would be utilized in the future, based on the future reversal of these deferred tax liabilities. As a result, during 2014 we recorded an aggregate deferred federal, state and local income tax benefit of $64.2 million from the release of the valuation allowance against certain deferred tax assets. Additionally, we recorded an aggregate deferred federal, state and local tax benefit of $94.1 million as a result of the operating loss for the year ended December 31, 2014. Our 2014 effective rate was also impacted by certain transaction expenses that were incurred as part of acquisition of Emeritus that are required to be capitalized for income tax purposes.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, the Company's current policies provide for deductibles for each and every claim.

As a result, we are effectively self-insured for claims that are less than the deductible amounts. In addition, we maintain a large-deductible workers compensation program and a self-insured employee medical program. We have secured our obligations related to general liability, professional liability and workers compensation programs with cash aggregating $15.6 million, deposits aggregating $40.5 million and letters of credit aggregating $49.8 million as of December 31, 2015. Third-party insurers are responsible for claim costs above program deductibles and retentions.

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

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification ("ASC") 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2015 and 2014, we have a valuation allowance against deferred tax assets of approximately $121.6 million and $9.2 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal and timing of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences, although we are currently precluded under GAAP from considering estimates of future taxable income in our analysis due to our cumulative historical operating losses.

We have elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Lease Accounting

We determine whether to account for our leases as either operating or capital or financing leases depending on the underlying terms. As of December 31, 2015, we operated 546 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Communities under operating leases are accounted for in our consolidated statements of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators as well as amortization of above/below market rents and deferred gains. For communities under capital and financing lease obligation arrangements, a liability is established on our balance sheets and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

Allowance for Doubtful Accounts and Contractual Adjustments

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $26.5 million as of both December 31, 2015 and 2014. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 81.9% and 80.7% of our resident fee revenues for the years ended December 31, 2015 and 2014, respectively, were derived from private pay customers and 18.1% and 19.3% of our resident fee revenues for the years ended December 31, 2015 and 2014, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets and Goodwill

As of December 31, 2015 and 2014, our long-lived assets were comprised primarily of $8.0 billion and $8.4 billion of net property, plant and equipment and leasehold intangibles, respectively. In accounting for our property, plant and equipment and leasehold intangibles, we apply the provisions of ASC 360, Property, Plant and Equipment. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are assigned to acquired assets and liabilities based on their estimated fair values. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350"). As of December 31, 2015 and 2014, we had goodwill balances of $725.7 million and $736.8 million, respectively. The decrease in goodwill during the year ended December 31, 2015 is attributed to the allocation of goodwill to communities sold or identified as assets held for sale. The decrease was partially offset by the impact of current year changes to the initial allocation of fair values of the assets acquired and liabilities for the acquisition of Emeritus.

We test long-lived assets other than goodwill and indefinite-lived intangible assets for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset (group) is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset (group). If this comparison indicates that the carrying value of an asset (group) is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset (group) exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life. During 2015, 2014 and 2013 we evaluated long-lived depreciable assets and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded non-cash asset impairment charges of $57.9 million, $10.0 million and $12.9 million for 2015, 2014 and 2013, respectively. These impairment charges are primarily due to our decision to sell the properties or lower than expected performance of the underlying communities and equal the amount by which the carrying values of the assets exceed the estimated fair value or in the case of assets held for sale, fair value less costs to dispose.

We test goodwill for impairment annually during our fourth quarter, or whenever indicators exist that suggest that our goodwill may not be recoverable. Factors we consider important in our analysis of whether an indicator of impairment exists, which could trigger an impairment of goodwill in the future, include a significant decline in our stock price for a sustained period since the last testing date, a decline in our market capitalization below net book value, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. We first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value.

Indefinite-lived intangible assets are tested for impairment annually during our fourth quarter or more frequently as required. The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value. If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.

In estimating the fair value of long-lived assets (groups) and reporting units for purposes of our goodwill impairment test, we generally use the income approach. The income approach utilizes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting an unknown future and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include increases in interest rates, which could impact capitalization and discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities.

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

As of our annual assessment date on October 1, 2015 and as of December 31, 2015, our estimated fair values of our reporting units exceeded their carrying values and we concluded, based on the first step process, that there was no impairment of goodwill. The fair value exceeded carrying value by more than 50% for each of our reporting units, with the exception of our Assisted Living reporting unit.  The fair value exceeded the carrying value of our Assisted Living reporting unit by approximately 25%.  Goodwill allocated to our Assisted Living reporting unit is approximately $571.5 million as of December 31, 2015.  Determining the fair value of a reporting unit or asset group involves the use of significant estimates and assumptions, which we believe to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including but not limited to increased competition and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that all or a portion of our goodwill is impaired. The fair value of our Assisted Living reporting unit was estimated utilizing revenue growth rates ranging from 3.0% to 4.5%, expense growth rates from 3.0% to 4.5%, discount rates ranging from 8.5% to 10.0%, and capitalization rates ranging from 6.5% to 8.0%.

Our impairment loss assessment contains uncertainties because it requires us to apply judgment to estimate whether there has been a decline in the fair value of our reporting units, including estimating future cash flows, and if necessary, the fair value of our assets and liabilities.  As we periodically perform this assessment, changes in our estimates and assumptions may cause us to realize material impairment charges in the future. Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

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

Litigation

Litigation is inherently uncertain and the outcome of individual litigation matters is not predictable with assurance. As described in Note 17 to the consolidated financial statements, we are involved in various legal actions and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we may not be able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of new accounting pronouncements.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2015	2014
Cash provided by operating activities	$292,366	$242,652
Cash used in investing activities	(568,977)	(314,882)
Cash provided by financing activities	260,557	117,802
Net (decrease) increase in cash and cash equivalents	(16,054)	45,572
Cash and cash equivalents at beginning of year	104,083	58,511
Cash and cash equivalents at end of year	$88,029	$104,083

The increase in cash provided by operating activities of $49.7 million was attributable primarily to the inclusion of Emeritus' operating results.

The increase in cash used in investing activities of $254.1 million was primarily attributable to our acquisition of previously leased communities in 2015. Additionally, there was an increase in spending on property, plant and equipment and leasehold intangibles and an increase in investments in unconsolidated ventures.

The increase in cash provided by financing activities of $142.8 million was primarily attributable to the proceeds from draws on our secured credit facility and mortgage debt incurred in connection with certain acquisitions during 2015. The prior year period included the receipt of $330.4 million of net proceeds from a public equity offering of approximately 10.3 million shares of common stock.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	funds generated through unconsolidated venture arrangements;
•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions; and
•	funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;
•	cash collateral required to be posted in connection with our financial instruments;
•	purchases of common stock under our share repurchase authorizations;
•	other corporate initiatives (including integration, information systems and branding); and
•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;
•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs; and
•	other corporate initiatives (including integration, information systems and branding).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2015, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate secured and unsecured letter of credit facilities providing for up to $80.2 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.3 billion of non-recourse property-level mortgage financings as of December 31, 2015.

At December 31, 2015, we had $3.9 billion of debt outstanding, including $310.0 million drawn on our secured credit facility and excluding capital and financing lease obligations, at a weighted-average interest rate of 4.7% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At December 31, 2015, we had $2.5 billion of capital and financing lease obligations and $82.4 million of letters of credit had been issued under our letter of credit facilities. Approximately $235.6 million of our debt and capital and financing lease obligations are due on or before December 31, 2016. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending December 31, 2016 we will be required to make approximately $390.8 million of payments in connection with our existing operating leases.

At December 31, 2015, we had $342.2 million of negative working capital. We had $88.0 million of cash and cash equivalents at December 31, 2015, excluding cash and escrow deposits-restricted and lease security deposits of $110.3 million in the aggregate. As of that date, we also had $106.6 million of availability on our secured credit facility. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. In 2015 we completed 11 projects which resulted in 59 net new units. We currently have 13 Program Max projects that have been approved, most of which have begun construction and are expected to generate 285 net new units.

The following table summarizes our actual 2015 and anticipated 2016 capital expenditures for our consolidated communities (dollars in millions):

	Actual 2015	Anticipated 2016 Range
Recurring	$69.7	$74.0 - 81.0
Less: reimbursement	(8.8)	(9.0 - 11.0)
Net recurring(1)	60.9	65.0 - 70.0
Net EBITDA-enhancing / Major Projects(2)	179.7	133.0 - 136.0
Net Program Max(3)	37.5	45.0 - 46.0
Corporate, integration and other(4)	83.8	77.0 - 83.0
Total net capital expenditures	$361.9	$320.0 - 335.0

(1)	Payments are included in Cash From Facility Operations.

(2)
Includes EBITDA-enhancing projects (primarily community renovations and apartment upgrades) and other major building infrastructure projects. Amounts shown are amounts invested, net of third party lessor funding received of $49.7 million for the year ended December 31, 2015. For 2016 we anticipate receiving approximately $21.0 million to $24.0 million of lessor reimbursements.

(3)
Includes community expansions and major repositioning or upgrade projects.  Also includes de novo community developments.  Amounts shown are amounts invested, net of third party lessor funding received of $28.3 million for the year ended December 31, 2015. For 2016 we anticipate receiving approximately $84.0 million to $88.0 million of lessor reimbursements.

(4)
Corporate, integration and other includes capital expenditures for information technology systems and equipment and expenditures supporting the expansion of our support platform and ancillary services programs. Includes $28.0 million of deferred capital expenditures for the year ended December 31, 2015, related to the Emeritus merger.

During 2016, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of $114.0 million to $123.0 million, amounts drawn on construction loans and amounts drawn on our secured credit facility.

As opportunities arise, we plan to selectively purchase existing operating companies, asset portfolios, home health agencies and communities. We may also seek to acquire the fee interest in communities that we currently lease or manage. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, any of which could reduce the growth of our business.

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility and, to a lesser extent, proceeds from anticipated financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming a relatively stable macroeconomic environment.

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

Company Indebtedness, Long-Term Leases and Hedging Agreements

Indebtedness

As of December 31, 2015, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018 and separate secured and unsecured letter of credit facilities providing for up to $80.2 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of non-recourse property-level mortgage financings. As of December 31, 2015 our outstanding property-level secured debt was $3.3 billion.

During 2015, we incurred $618.4 million of property-level debt primarily related to the financing of acquisitions, the expansion of certain communities, and the refinancing of $341.9 million of existing debt.  Approximately $386.5 million of the new debt was issued at a variable interest rate and the remaining $231.9 million was issued at a fixed interest rate.  Refer to Note 8 to the consolidated financial statements for a detailed discussion of the new mortgage debt instruments and related terms.

As of December 31, 2015, we are in compliance with the financial covenants of our outstanding debt agreements.

Credit Facilities

On December 19, 2014, we entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The amended credit agreement amended and restated in its entirety our previously existing Third Amended and Restated Credit Agreement dated as of September 20, 2013, which provided a total commitment amount of $250.0 million. The amended agreement provides for a total commitment amount of $500.0 million, comprised of a $100.0 million term loan drawn at closing and a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. In addition, the amended credit agreement extended the maturity date from March 31, 2018 to January 3, 2020 and decreased the interest rate payable on drawn amounts and the fee payable on the unused portion of the facility. Amounts drawn under the facility will continue to bear interest at 90-day LIBOR plus an applicable margin; however, the amended agreement reduces the applicable margin from a range of 3.25% to 4.25% to a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The amended agreement also eliminates the minimum 0.50% LIBOR rate included in the prior agreement. The amended agreement reduces the quarterly commitment fee on the unused portion of the facility from 0.50% per annum to 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.

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

The amended credit agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the amended credit agreement, which would result in termination of all commitments under the amended credit agreement and all amounts owing under the amended credit agreement and certain other loan agreements becoming immediately due and payable and/or trigger cross-default provisions in our other outstanding debt and lease documents.

As of December 31, 2015, we had $310.0 million drawn, $19.4 million of letters of credit outstanding and $106.6 million of availability on our secured credit facility. We also had separate secured and unsecured letter of credit facilities of up to $80.2 million in the aggregate as of December 31, 2015. Letters of credit totaling $63.0 million had been issued under these separate facilities as of that date.

As of December 31, 2015, we are in compliance with the financial covenants of our outstanding credit facilities.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash. The Notes are convertible at an initial conversion rate of 34.1006 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances: (i) during any fiscal quarter if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2015, the Notes are not convertible. Unconverted Notes mature at par in June 2018.

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

Long-Term Leases

As of December 31, 2015, we have 546 communities operated under long-term leases. The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease.

The community leases contain customary terms, including assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial performance covenants, such as net worth and minimum lease coverage ratios. Failure to comply with these covenants could result in an event of default and/or trigger cross-default provisions in our outstanding debt and other lease documents.  Further, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio and could trigger cross-default provisions in our other outstanding debt and lease documents. Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. The Company is responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 30 years. The remaining base lease terms vary from one year to 17 years and generally provide for renewal or extension options and in some instances, purchase options.

For the year ended December 31, 2015, our minimum annual cash lease payments for our capital and financing leases and operating leases were $238.9 million and $371.8 million, respectively. For the year ending December 31, 2016, we will be required to make approximately $237.8 million and $390.8 million of payments in connection with our existing capital and financing leases and operating leases, respectively.

As of December 31, 2015, we are in compliance with the financial covenants of our long-term leases.

Derivative Instruments

In the normal course of business, we have entered into certain interest rate protection agreements to effectively manage the risk above certain interest rates for a portion of our variable rate debt. As of December 31, 2015, we have $983.3 million in aggregate notional amount of interest rate caps and $322.9 million of variable rate debt, excluding our secured credit facility and capital lease obligations, that is not subject to any cap or swap agreements.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2015.

		Payments Due during the Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(dollars in millions)
Contractual Obligations:
Long-term debt and line of credit obligations(1)	$4,698,851	$353,023	$469,095	$1,303,759	$237,061	$862,843	$1,473,070
Capital and financing lease obligations(2)	4,884,091	237,810	263,671	282,951	262,800	207,594	3,629,265
Operating lease obligations(2)	3,100,194	390,816	373,690	358,168	340,747	300,674	1,336,099
Refundable entrance fee obligations(3)	23,284	1,042	1,042	1,042	1,042	1,042	18,074
Total contractual obligations	$12,706,420	$982,691	$1,107,498	$1,945,920	$841,650	$1,372,153	$6,456,508

Total commercial construction commitments	$93,956	$67,912	$26,044	$—	$—	$—	$—

(1)	Includes line of credit and contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2015 rate. Long-term debt obligation payments in 2016 include the following debt instruments with post-2016 scheduled maturity dates: (i) $60.8 million of debt on Assets Held for Sale and (ii) $29.1 million of demand notes payable to the unconsolidated CCRC Venture, which we utilize in certain states in lieu of cash reserves.

(2)	Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2015 rate.

(3)	Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $82.4 million as of December 31, 2015.

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

At December 31, 2015, approximately $1.3 billion of our indebtedness, excluding our secured credit facility, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate caps under our debt arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our secured credit facility and other variable rate debt instruments.

Off-Balance Sheet Arrangements

As of December 31, 2015, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains financial measures utilized by management to evaluate our financial and operating performance that are not calculated in accordance with GAAP.  Each of these measures, Adjusted EBITDA, Cash From Facility Operations ("CFFO"), and Facility Operating Income, should not be considered in isolation from or as superior or a substitute for net income (loss), income (loss) from operations, cash flows provided by or used in operations, or other financial measures determined in accordance with GAAP.  We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.  We strongly urge you to review the reconciliations of such measures from GAAP net income (loss), along with our consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA, CFFO, and Facility Operating Income may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner.

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income), net of amortization of (above) below market rents;

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense; and

•	change in future service obligation;

and including:

•	Cash From Facility Operations ("CFFO" as defined below) from unconsolidated ventures; and

•
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

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. Material limitations in making the adjustments to our net income (loss) to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our communities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance, results of operations and financial position because it is helpful in identifying trends in our day-to-day performance since the items excluded have little or no significance to our day-to-day operations and it provides an assessment of our expense management.

The definition of Adjusted EBITDA was changed in the first quarter of 2015 to include CFFO from unconsolidated ventures. The prior periods have been recast to conform with the new definition.

The table below reconciles Adjusted EBITDA from net income (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31(1),
	2015	2014	2013
Net income (loss)	$(458,155)	$(149,426)	$(3,584)
(Benefit) provision for income taxes	(92,209)	(181,305)	1,756
Equity in loss (earnings) of unconsolidated ventures	804	(171)	(1,484)
Debt modification and extinguishment costs	7,020	6,387	1,265
Other non-operating income	(9,827)	(7,235)	(2,725)
Interest expense:
Debt	173,484	128,002	96,131
Capital and financing lease obligations	211,132	109,998	25,194
Amortization of deferred financing costs and debt (premium) discount	3,351	7,477	17,054
Change in fair value of derivatives	797	2,711	(980)
Interest income	(1,603)	(1,343)	(1,339)
Income (loss) income from operations	(165,206)	(84,905)	131,288
Depreciation and amortization	733,165	537,035	268,757
Asset impairment	57,941	9,992	12,891
Loss on facility lease termination	76,143	—	—
Straight-line lease expense (income)	6,956	1,439	2,597
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Amortization of entrance fees	(3,204)	(21,220)	(29,009)
Amortization of (above) below market lease, net	(7,158)	(3,444)	—
Non-cash stock-based compensation expense	31,651	28,299	25,978
Change in future service obligation	(941)	670	(1,917)
Entrance fee receipts(2)	13,052	53,046	92,331
Entrance fee disbursements	(4,411)	(25,865)	(35,325)
CFFO from unconsolidated ventures	59,767	25,334	7,804
Adjusted EBITDA	$793,383	$516,009	$471,023

(1)	The calculation of Adjusted EBITDA includes integration, transaction, transaction-related and EMR roll-out costs of $116.8 million, $146.4 million and $14.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. EMR roll-out costs include third party consulting expenses and internal costs such as training, travel and labor, reflecting time spent by Company personnel on the EMR roll-out project. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net income (loss) before:

•	deferred income tax provision (benefit);

•	non-operating (income) expense items;

•	non-cash financing lease interest expense;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income), net of amortization of (above) below market rents;

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense; and

•	change in future service obligation;

and including:

•	CFFO from unconsolidated ventures; and

•
entrance fee receipts and refunds (excluding (i) first generation entrance fee receipts from the sale of units at a recently opened entrance fee CCRC prior to stabilization and (ii) first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization);

•	recurring capital expenditures, net;

•	lease financing debt amortization with fair market value or no purchase options; and

•	other.

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

Management's Use of Cash From Facility Operations

We use CFFO to assess our overall financial and operating performance. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

This metric measures our financial and operating performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis.  Management also uses CFFO (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) to review our ability to pay dividends to stockholders, (iii) to review our ability to make regular recurring capital expenditures to maintain and improve our communities on a period-to-period basis, (iv) for planning purposes, including preparation of our annual budget, (v) in making compensation determinations for certain of our associates (including our named executive officers) and (vi) in setting various covenants in our credit agreements. These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit per year. Historically, we have spent in excess of these per unit amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit amounts in the future. If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.  CFFO is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool. Material limitations in making the adjustment to our net income (loss) to calculate CFFO, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
the cash portion of non-recurring charges related to gain (loss) on sale of communities (including gain (loss) on facility lease termination) and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our communities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.

We believe CFFO is useful to investors in evaluating our operating performance, results of operations and financial position because it is helpful in identifying trends in our day-to-day performance since the items excluded have little or no significance to our day-to-day operations and it provides an assessment of our expense management.  We further believe CFFO is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders and (3) our ability to make regular recurring capital expenditures to maintain and improve our communities.

Our definition of and method of calculating CFFO as used herein differs from those presented in prior periods.  As used herein, CFFO is defined and calculated beginning with net income (loss).  In prior periods we defined and calculated CFFO beginning with net cash provided by (used in) operations.  The reconciliations for the prior periods have been recast to conform to the new definition and method of calculating CFFO; however, the change in definition and method of calculating CFFO had no effect on the amount of CFFO for prior periods.

The table below reconciles CFFO from net income (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31(1),
	2015	2014	2013
Net income (loss)	$(458,155)	$(149,426)	$(3,584)
Other non-operating income	(9,827)	(7,235)	(2,725)
Equity in loss (earnings) of unconsolidated ventures	804	(171)	(1,484)
Debt modification and extinguishment costs	7,020	6,387	1,265
Interest expense
Amortization of deferred financing costs and debt (premium) discount	3,351	7,477	17,054
Change in fair value of derivatives	797	2,711	(980)
Loss on facility lease termination	76,143	—	—
Depreciation and amortization	733,165	537,035	268,757
Asset impairment	57,941	9,992	12,891
Straight-line lease expense (income)	6,956	1,439	2,597
Amortization of (above) below market lease, net	(7,158)	(3,444)	—
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Amortization of entrance fees	(3,204)	(21,220)	(29,009)
Non-cash stock-based compensation expense	31,651	28,299	25,978
Change in future service obligation	(941)	670	(1,917)
Entrance fee receipts(2)	13,052	53,046	92,331
Entrance fee disbursements	(4,411)	(25,865)	(35,325)
CFFO from unconsolidated ventures	59,767	25,334	7,804
Non-cash interest expense on financing lease obligations	23,472	12,647	—
Deferred income tax benefit	(95,261)	(182,371)	(183)
Recurring capital expenditures, net	(60,937)	(50,762)	(42,901)
Lease financing debt amortization with fair market value or no purchase options	(51,296)	(28,618)	(13,927)
Other	(1,499)	6,789	1,753
Cash From Facility Operations	$317,058	$218,342	$294,023

(1)	The calculation of CFFO includes integration, transaction, transaction-related and EMR roll-out costs of $123.7 million (including $6.9 million of debt modification costs excluded from Adjusted EBITDA), $146.4 million and $14.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. EMR roll-out costs include third party consulting expenses and internal costs such as training, travel and labor, reflecting time spent by Company personnel on the EMR roll-out project. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock-based compensation expense;

•	transaction costs;

•	change in future service obligation;

•	amortization of deferred entrance fee revenue; and

•	management fees.

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

Limitations of Facility Operating Income

Facility Operating Income has limitations as an analytical tool. Material limitations in making the adjustments to our net income (loss) to calculate Facility Operating Income, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our communities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.

We believe Facility Operating Income is useful to investors in evaluating our facility operating performance because it is helpful in identifying trends in our day-to-day facility performance since the items excluded have little or no significance on our day-to-day facility operations and it provides an assessment of our revenue generation and expense management.

The table below reconciles Facility Operating from net income (loss) for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(458,155)	$(149,426)	$(3,584)
(Benefit) provision for income taxes	(92,209)	(181,305)	1,756
Equity in loss (earnings) of unconsolidated ventures	804	(171)	(1,484)
Debt modification and extinguishment costs	7,020	6,387	1,265
Other non-operating income	(9,827)	(7,235)	(2,725)
Interest expense:
Debt	173,484	128,002	96,131
Capital and financing lease obligations	211,132	109,998	25,194
Amortization of deferred financing costs and debt (premium) discount	3,351	7,477	17,054
Change in fair value of derivatives	797	2,711	(980)
Interest income	(1,603)	(1,343)	(1,339)
Income (loss) from operations	(165,206)	(84,905)	131,288
Depreciation and amortization	733,165	537,035	268,757
Asset impairment	57,941	9,992	12,891
Facility lease expense	367,574	323,830	276,729
General and administrative (including non-cash stock-based compensation expense)	370,579	280,267	180,627
Transaction costs	8,252	66,949	3,921
Loss on facility lease termination	76,143	—	—
Change in future service obligation	(941)	670	(1,917)
Amortization of entrance fees	(3,204)	(21,220)	(29,009)
Management fees	(60,183)	(42,239)	(31,125)
Facility Operating Income	$1,384,120	$1,070,379	$812,162

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2015, we had approximately $2.4 billion of long-term fixed rate debt, $1.6 billion of long-term variable rate debt, including our secured credit facility, and $2.5 billion of capital and financing lease obligations. As of December 31, 2015, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.7% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2015, $2.4 billion, or 64.9%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of December 31, 2015, $953.6 million, or 26.3%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $322.9 million, or 8.8%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $16.0 million, a 500 basis point increase in interest rates would have an impact of $70.3 million and a 1,000 basis point increase in interest rates would have an impact of $103.5 million.

Item 8.	Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
12 February 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
12 February 2016

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$88,029	$104,083
Cash and escrow deposits – restricted	32,570	38,862
Accounts receivable, net	144,053	149,730
Assets held for sale	110,620	—
Prepaid expenses and other current assets, net	122,671	237,915
Total current assets	497,943	530,590
Property, plant and equipment and leasehold intangibles, net	8,031,376	8,389,505
Cash and escrow deposits – restricted	33,382	56,376
Investment in unconsolidated ventures	371,639	312,925
Goodwill	725,696	736,805
Other intangible assets, net	129,186	154,773
Other assets, net	259,342	236,487
Total assets	$10,048,564	$10,417,461
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$173,454	$156,056
Current portion of capital and financing lease obligations	62,150	112,343
Trade accounts payable	128,006	76,314
Accrued expenses	372,874	422,654
Refundable entrance fees and deferred revenue	99,277	101,613
Tenant security deposits	4,387	4,916
Total current liabilities	840,148	873,896
Long-term debt, less current portion	3,459,371	3,340,971
Capital and financing lease obligations, less current portion	2,427,438	2,536,883
Line of credit	310,000	100,000
Deferred liabilities	266,537	256,346
Deferred tax liability	69,051	159,275
Other liabilities	217,292	267,849
Total liabilities	7,589,837	7,535,220
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2015 and 2014; 190,767,191 and 189,466,395 shares issued and 188,338,790 and 187,037,994 shares outstanding (including 3,453,991 and 3,552,143 unvested restricted shares), respectively	1,883	1,870
Additional paid-in-capital	4,069,283	4,034,655
Treasury stock, at cost; 2,428,401 shares at December 31, 2015 and 2014	(46,800)	(46,800)
Accumulated deficit	(1,565,478)	(1,108,001)
Total Brookdale Senior Living Inc. stockholders' equity	2,458,888	2,881,724
Noncontrolling interest	(161)	517
Total equity	2,458,727	2,882,241
Total liabilities and equity	$10,048,564	$10,417,461

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenue
Resident fees	$4,177,127	$3,301,297	$2,515,033
Management fees	60,183	42,239	31,125
Reimbursed costs incurred on behalf of managed communities	723,298	488,170	345,808
Total revenue	4,960,608	3,831,706	2,891,966
Expense
Facility operating expense (excluding depreciation and amortization of $684,448, $503,662 and $238,153, respectively)	2,788,862	2,210,368	1,671,945
General and administrative expense (including non-cash stock-based compensation expense of $31,651, $28,299 and $25,978, respectively)	370,579	280,267	180,627
Transaction costs	8,252	66,949	3,921
Facility lease expense	367,574	323,830	276,729
Depreciation and amortization	733,165	537,035	268,757
Asset impairment	57,941	9,992	12,891
Loss on facility lease termination	76,143	—	—
Costs incurred on behalf of managed communities	723,298	488,170	345,808
Total operating expense	5,125,814	3,916,611	2,760,678
Income (loss) from operations	(165,206)	(84,905)	131,288

Interest income	1,603	1,343	1,339
Interest expense:
Debt	(173,484)	(128,002)	(96,131)
Capital and financing lease obligations	(211,132)	(109,998)	(25,194)
Amortization of deferred financing costs and debt premium (discount)	(3,351)	(7,477)	(17,054)
Change in fair value of derivatives	(797)	(2,711)	980
Debt modification and extinguishment costs	(7,020)	(6,387)	(1,265)
Equity in (loss) earnings of unconsolidated ventures	(804)	171	1,484
Other non-operating income	9,827	7,235	2,725
Income (loss) before income taxes	(550,364)	(330,731)	(1,828)
Benefit (provision) for income taxes	92,209	181,305	(1,756)
Net income (loss)	(458,155)	(149,426)	(3,584)
Net (income) loss attributable to noncontrolling interest	678	436	—
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457,477)	$(148,990)	$(3,584)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.48)	$(1.01)	$(0.03)

Weighted average shares used in computing basic and diluted net income (loss) per share	184,333	148,185	123,671

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2013	126,689	$1,267	$1,997,946	$(46,800)	$(955,427)	$996,986	$—	$996,986
Compensation expense related to restricted stock grants	—	—	25,978	—	—	25,978	—	25,978
Net income (loss)	—	—	—	—	(3,584)	(3,584)	—	(3,584)
Issuance of common stock under Associate Stock Purchase Plan	62	—	1,503	—	—	1,503	—	1,503
Restricted stock, net	976	10	(10)	—	—	—	—	—
Other	—	—	54	—	—	54	—	54
Balances at December 31, 2013	127,727	1,277	2,025,471	(46,800)	(959,011)	1,020,937	—	1,020,937
Noncontrolling interest in Emeritus acquisition	—	—	—	—	—	—	953	953
Compensation expense related to restricted stock grants	—	—	28,299	—	—	28,299	—	28,299
Net income (loss)	—	—	—	—	(148,990)	(148,990)	(436)	(149,426)
Common stock issued in connection with Emeritus acquisition	47,584	476	1,648,306	—	—	1,648,782	—	1,648,782
Issuance of common stock from equity offering, net	10,299	103	330,283	—	—	330,386	—	330,386
Issuance of common stock under Associate Stock Purchase Plan	64	—	2,004	—	—	2,004	—	2,004
Restricted stock, net	1,364	14	(14)	—	—	—	—	—
Other	—	—	306	—	—	306	—	306
Balances at December 31, 2014	187,038	1,870	4,034,655	(46,800)	(1,108,001)	2,881,724	517	2,882,241
Compensation expense related to restricted stock grants	—	—	31,651	—	—	31,651	—	31,651
Net income (loss)	—	—	—	—	(457,477)	(457,477)	(678)	(458,155)
Issuance of common stock under Associate Stock Purchase Plan	122	1	2,869	—	—	2,870	—	2,870
Restricted stock, net	1,179	12	(12)	—	—	—	—	—
Other	—	—	120	—	—	120	—	120
Balances at December 31, 2015	188,339	$1,883	$4,069,283	$(46,800)	$(1,565,478)	$2,458,888	$(161)	$2,458,727

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(458,155)	$(149,426)	$(3,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	121	6,387	1,265
Depreciation and amortization, net	736,516	544,512	285,811
Asset impairment	57,941	9,992	12,891
Equity in loss (earnings) of unconsolidated ventures	804	(171)	(1,484)
Distributions from unconsolidated ventures from cumulative share of net earnings	7,825	1,840	2,691
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Amortization of entrance fees	(3,204)	(21,220)	(29,009)
Proceeds from deferred entrance fee revenue	11,113	32,704	44,191
Deferred income tax benefit	(95,261)	(182,371)	(183)
Change in deferred lease liability	6,956	1,439	2,597
Change in fair value of derivatives	797	2,711	(980)
Gain on sale of assets	(1,270)	(446)	(972)
Change in future service obligation	(941)	670	(1,917)
Non-cash stock-based compensation	31,651	28,299	25,978
Non-cash interest expense on financing lease obligations	23,472	12,647	—
Amortization of (above) below market rents, net	(7,158)	(3,444)	—
Other	(3,157)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,608	3,510	(5,449)
Prepaid expenses and other assets, net	51,079	(52,868)	7,483
Accounts payable and accrued expenses	(60,564)	16,812	33,837
Tenant refundable fees and security deposits	(524)	(1,183)	(792)
Deferred revenue	(6,911)	(3,370)	(1,881)
Net cash provided by operating activities	292,366	242,652	366,121
Cash Flows from Investing Activities
Decrease (increase) in lease security deposits and lease acquisition deposits, net	10,866	(48,944)	(2,051)
Decrease in cash and escrow deposits — restricted	29,286	56,935	10,726
Additions to property, plant and equipment, and leasehold intangibles, net	(411,051)	(304,245)	(257,527)
Acquisition of assets, net of related payables and cash received	(191,216)	(40,441)	(34,686)
Acquisition of Emeritus Corporation, cash acquired	—	28,429	—
Investment in unconsolidated ventures	(69,297)	(26,499)	(17,172)
Distributions received from unconsolidated ventures	9,054	12,275	1,600
Proceeds from sale of assets, net	49,226	4,339	34,136
Other	4,155	3,269	168
Net cash used in investing activities	(568,977)	(314,882)	(264,806)
Cash Flows from Financing Activities
Proceeds from debt	585,650	326,639	662,934
Repayment of debt and capital and financing lease obligations	(485,762)	(584,345)	(724,133)
Proceeds from line of credit	1,175,000	442,000	425,000
Repayment of line of credit	(965,000)	(372,000)	(475,000)
Proceeds from public equity offering, net	—	330,386	—
Payment of financing costs, net of related payables	(32,622)	(9,393)	(11,576)
Refundable entrance fees:
Proceeds from refundable entrance fees	1,939	20,342	48,140
Refunds of entrance fees	(4,411)	(25,865)	(35,325)
Cash portion of loss on extinguishment of debt	(44)	(4,101)	(502)
Payment on lease termination	(17,000)	(7,750)	—
Other	2,807	1,889	(1,582)
Net cash provided by (used in) financing activities	260,557	117,802	(112,044)
Net (decrease) increase in cash and cash equivalents	(16,054)	45,572	(10,729)
Cash and cash equivalents at beginning of year	104,083	58,511	69,240
Cash and cash equivalents at end of year	$88,029	$104,083	$58,511

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business and Organization

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is the leading operator of senior living communities throughout the United States.  The Company is committed to providing senior living solutions primarily within properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company operates independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through its ancillary services programs, the Company also offers a range of outpatient therapy, home health, personalized living and hospice services.

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

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The Company assigned the purchase prices for companies or communities to assets acquired and liabilities assumed based on their determined fair values in accordance with the provisions of ASC 805, Business Combinations ("ASC 805"). The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

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

Deferred Financing Costs

Third-party fees and costs incurred to obtain long-term debt are recorded as a direct adjustment to the carrying value of debt and amortized on a straight-line basis, which approximates the effective yield method, over the term of the related debt. Refer to the New Accounting Pronouncements section of this note for discussion of the Company's adoption of a new accounting standard related to deferred financing costs during the period. Unamortized deferred financing fees are written-off if the associated debt is retired before the maturity date.  Upon the refinancing of mortgage debt or amendment of the line of credit, unamortized deferred financing fees and additional financing costs incurred are accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt with a carrying value of approximately $3.6 billion and $3.5 billion as of December 31, 2015 and 2014, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased.

Cash and Escrow Deposits – Restricted

Cash and escrow deposits – restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2015	2014
Current:
Real estate tax and property insurance escrows	$18,862	$17,926
Replacement reserve escrows	8,011	15,535
Resident deposits	862	1,054
Other	4,835	4,347
Subtotal	32,570	38,862
Long term:
Insurance deposits	15,318	19,299
CCRC escrows	13,233	13,214
Debt service reserve	3,429	1,728
Letter of credit collateral	1,202	21,935
Other	200	200
Subtotal	33,382	56,376
Total	$65,952	$95,238

Accounts Receivable, net

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company's estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $26.5 million as of both December 31, 2015 and 2014.  The adequacy of the Company's allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

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

Property, Plant and Equipment and Leasehold Intangibles

Property, plant and equipment and leasehold intangibles, which include amounts recorded under capital and financing leases, are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life (in years)
Buildings and improvements	40
Furniture and equipment	3 – 7
Resident lease intangibles	1 – 3

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

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually or whenever indicators of impairment arise. Factors the Company considers important in the analysis of whether an indicator of impairment exists, which could trigger an impairment of goodwill in the future, include a significant decline in the Company's stock price for a sustained period since the last testing date, a decline in the Company's market capitalization below net book value, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates.

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

Investment in Unconsolidated Ventures

In accordance with ASC 810, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. The Company has reviewed all ventures where it is the general partner or managing member and has determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, none of these ventures are consolidated.

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

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer if certain continuing involvement criteria are met. Under sale-leaseback accounting, the Company removes the community and related liabilities from the consolidated balance sheets. Gain on the sale is deferred and recognized as a reduction of facility lease expense for operating leases and a reduction of interest expense for capital leases.

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

New Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated financial statements instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2015-17 as of December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been recast to conform to the provisions of ASU 2015-17, which included an $84.2 million reduction of the deferred tax asset and the deferred tax liability.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires entities to present debt issuance costs as a direct adjustment to the carrying value of the debt instead of as an asset. This presentation is consistent with the current accounting for debt discounts and premiums. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-03 as of December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been recast to conform to the provisions of ASU 2015-03, which included a $19.7 million reduction of other assets, net and long-term debt.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt ASU 2015-02 on January 1, 2016, and it is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement—Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 is intended to reduce complexity and cost of compliance with GAAP by eliminating the concept of extraordinary items in the statement of operations. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-01 as of January 1, 2015, and it did not have a material impact on the Company's consolidated financial statements and disclosures for the year ended December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company for the annual period ending after December 15, 2016. The Company will adopt ASU 2014-15 on January 1, 2016, and it is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

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

During fiscal 2015, 2014 and 2013, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock unit awards and convertible debt instruments and warrants were antidilutive for each year and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock unit awards excluded from the calculations of diluted net loss per share were 3.7 million, 3.6 million and 3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of December 31, 2015, 2014 and 2013, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.

In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of December 31, 2015, 2014 and 2013, the number of shares issuable upon exercise of the warrants was approximately 10.8 million. See Note 8 for more information about the 2.75% convertible notes and warrants.

4.       Acquisitions and Other Significant Transactions

2015 Community Acquisitions and Dispositions

On December 29, 2014, the Company exercised its purchase option under an amended and restated master lease with HCP Inc. ("HCP"), as amended. As a result, the Company agreed to purchase the fee simple interest of nine communities previously leased to the Company for an aggregate purchase price of $60.0 million. On December 31, 2014, the Company paid the full purchase price of $51.4 million of cash as a deposit for the purchase of eight of the nine communities, and the Company took title to these eight communities at the closing on January 1, 2015. On May 1, 2015, the Company acquired the ninth community and paid the remainder of the purchase price of $8.6 million of cash. The results of operations of these communities are reported in the Assisted Living and CCRCs - Rental segments within the consolidated financial statements for the year ended December 31, 2015.

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments within the consolidated financial statements for the year ended December 31, 2015. The Company financed the transaction with cash on hand, amounts drawn on the secured credit facility and $20.0 million of seller financing. The $20.0 million note has a five year term and bears interest at a fixed rate of 8.0%. The fair value of the communities acquired was determined to approximate $187.2 million. The fair values of the property, plant and equipment of the acquired communities were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements within the fair value hierarchy. The range of capitalization rates utilized was 6.25% to 8.75%, depending upon the property type, geographical location, and the quality of the respective community. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the consolidated statement of operations for the year ended December 31, 2015, which includes the reversal of $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the consolidated statement of cash flows for the year ended December 31, 2015.

In October 2015, the Company acquired the underlying real estate associated with five communities that were previously leased for an aggregate purchase price of $78.4 million. The results of operations of these communities are reported in the Assisted Living segment. The Company financed the transaction with seller-financing.

During the year ended December 31, 2015, the Company sold 17 communities for an aggregate selling price of $82.9 million. The results of operations of the communities were previously reported in the Retirement Centers, Assisted Living, and CCRCs - Rental segments. Impairment charges related to communities sold in 2015 totaled $18.4 million and were recognized in the fourth quarter of 2015 in impairment expense within the Company's consolidated statements of operations.

The Company designates communities as held for sale when it is probable that the properties will be sold. If appropriate, the Company records impairment losses and records these assets on the consolidated balance sheet at the lesser of the carrying value and fair value less estimated selling costs. The Company allocates a portion of the goodwill of a reporting unit to the disposal groups if the disposal group constitutes a business. The Company determines the fair value of the communities based primarily on purchase and sale agreements from prospective purchasers (Level 2 input). The long-lived assets are not depreciated while classified as held for sale. As of December 31, 2015, the Company has identified 17 communities as held for sale. The sale of these communities is expected in 2016, although there can be no assurance that the transactions will close or if they do, when the actual closing will occur. The results of operations of these communities are reported in the Assisted Living and CCRCs – Rental segments within the consolidated financial statements. Impairment charges related to communities identified as held for sale as of December 31, 2015 totaled $15.2 million and were recognized in impairment expense in the fourth quarter of 2015 within the Company's consolidated statements of operations. As of December 31, 2015, $110.6 million was recorded as assets held for sale and $60.8 million of mortgage debt related to communities held for sale was included in the current portion of long-term debt within the Company's consolidated balance sheet. This debt will either be assumed by the prospective purchasers or be repaid with the proceeds from the sales.

Investment in Unconsolidated RIDEA Venture

On June 30, 2015, the Company and HCP entered into a venture, which acquired 35 senior housing communities ("HCP 35 Venture") for $847 million. The venture uses a REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") structure, whereby we and HCP invested in an "opco" and a "propco". The Company contributed $30.3 million in cash to the RIDEA venture. The Company owns a 10% ownership interest, and HCP owns a 90% ownership interest, in each of the propco and opco. The Company had operated these communities under a management agreement since 2011 and will continue to manage the communities under a market rate long-term management agreement with the venture. The Company's interest in the venture is accounted for under the equity method of accounting.

Acquisition of Emeritus

On July 31, 2014, the Company completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2015, (the "Merger Agreement") by and among Emeritus Corporation ("Emeritus"), the Company, and Broadway Merger Sub Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Prior to the Merger, Emeritus was a senior living service provider focused on operating residential style communities throughout the United States. As of July 31, 2014 Emeritus operated 493 communities, including assisted living and dementia care communities. Many of these communities offer independent living alternatives and, to a lesser extent, skilled nursing care. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities. Prior to the Merger, Emeritus also offered a range of outpatient therapy and home health services in Florida, Arizona and Texas.

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

As a result of the acquisition of Emeritus, the Company acquired, directly or indirectly, entities that were lessees under operating and capital leases covering 311 communities, as well as certain other leases such as office leases and leases associated with Emeritus' Nurse on Call home health business. The community leases contain customary terms, including assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants. In connection with the Merger, the Company entered into guarantees of certain of these leases.

The $1.4 billion aggregate principal amount of existing mortgage debt assumed, directly or indirectly, by the Company in the Merger was collateralized by a total of 179 underlying communities, bore interest either at fixed rates at a weighted average of 6.06% per annum or at variable rates at a weighted average of 5.49% per annum (in each case, as of July 31, 2014), and had remaining maturities ranging from approximately three months to 33 years. The mortgage loans contained customary terms including assignment and change of control restrictions, acceleration provisions and financial covenants. In connection with the Merger, the Company entered into guarantees of certain of these debt arrangements.

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

On June 4, 2013, in Joan Boice et al. v. Emeritus Corporation et al., the Sacramento County Superior Court entered final judgment in favor of Joan Boice (deceased) and against Emeritus in the amount of $250,000 in compensatory damages and $23.0 million in punitive damages. Judgment was also entered in favor of Joan Boice's three adult children for $250,000 and the court awarded the plaintiffs' lawyer over $4.1 million in attorneys' fees. The judgment accrued interest at prescribed statutory rates. On July 8, 2014, Emeritus filed a Notice of Appeal challenging, among other things, the excessive nature of the punitive damages award. Emeritus was required to post a bond in connection with its appeal, and made a cash deposit in the amount of $20.9 million to collateralize the bond. The amount of the cash deposit and the reserve regarding the judgment have been contemplated in the purchase price allocation. Subsequent to the closing of the Merger, the Company was no longer required to collateralize the bond with a cash deposit. The case was settled by the parties during the year ended December 31, 2015.

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

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in "Note 4 – Acquisitions and Other Significant Transactions" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The changes to the Company's valuation assumptions were based on more accurate information becoming available concerning the subject assets and liabilities. The purchase price allocation adjustments were primarily related to pre-acquisition self-insurance reserves and the related deferred tax impact, resulting in a $5.9 million net increase to the goodwill allocated to the Assisted Living segment during the nine months ended September 30, 2015.

The table below presents the allocation of purchase price to the assets acquired and liabilities assumed (in millions):

Cash and cash equivalents	$28
Property, plant and equipment and leasehold intangibles	5,506
Goodwill	645
Other intangible assets, net	259
Other assets, net	307
Trade accounts payable and accrued expenses	(297)
Long-term debt	(1,516)
Capital and financing lease obligations	(2,692)
Deferred tax liability	(339)
Other liabilities	(251)
Noncontrolling interest	(1)
Fair value of Brookdale common stock issued	$1,649

The goodwill of $645.2 million is primarily attributable to the synergies expected to arise after the Merger. The Retirement Centers, Assisted Living and Brookdale Ancillary Services segments were allocated goodwill of $20.5 million, $497.9 million and $126.8 million, respectively. The goodwill is not deductible for tax purposes.

The following table provides the pro forma consolidated operational data as if the Company had acquired Emeritus on January 1, 2013 (unaudited, in millions, except share and per share data):

	Year Ended December 31,
	2014	2013
Total revenue	$5,055	$4,853
Net income (loss) attributable to common stockholders	(103)	(424)

Basic and diluted net income (loss) per share attributable to common stockholders	$(0.59)	$(2.48)
Weighted average shares used in computing basic and diluted net income (loss) per share (in thousands)	175,823	171,255

The Company incurred $57.1 million of transaction costs related to the acquisition of Emeritus for the year ended December 31, 2014. Transaction costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third party costs. The pro forma consolidated operational data for the year ended December 31, 2014 excludes $57.1 million of transaction costs that were directly attributable to the Merger. The proforma consolidated operational data for the year ended December 31, 2013 includes $57.1 million of transaction costs that were directly attributable to the Merger. On August 29, 2014, the Company completed the HCP Transactions (as defined below). The pro forma consolidated operational data reflects the Company's full ownership interests and previously existing lease terms through the closing of the HCP Transactions on August 29, 2014 and reflects the Company's subsequent venture arrangements and amended lease terms for the remainder of the 2014 period.

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

Pursuant to the terms of the Master Agreement, the Company is required to pay HCP a fee related to the lease restructuring in the amount of $34 million, which is payable over a two-year period beginning September 30, 2014. The elimination of the recorded lease values upon termination of the aforementioned leases approximated the $34 million liability to HCP.

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

5.       Variable Interest Entities and Investment in Unconsolidated Ventures

Variable Interest Entities

At December 31, 2015, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds a 10% equity interest in the HCP 35 Venture. The venture's opco has been identified as a VIE. The equity members of the opco share certain operating rights, and the Company acts as manager to the opco; however, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the opco primarily consist of the communities that it owns and leases, resident fees receivable and cash and cash equivalents. The obligations of the opco primarily consist of community lease obligations, debt, accounts payable and accrued expenses. Assets generated by the opco's operations (primarily rents from senior housing residents) of the opco may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities). The Company's maximum exposure to loss and carrying amount of this opco are included within "Other" within the table below. See Note 4 for more information about the Company's entry into the HCP 35 Venture.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at December 31, 2015 (in millions):

VIE	Asset	Maximum Exposure to Loss	Carrying Amount

CCRC Venture opco	Investment in unconsolidated ventures	$180.5	$180.5
HCP 49 Venture opco and propco	Investment in unconsolidated ventures	$72.4	$72.4
Other	Investment in unconsolidated ventures	$5.3	$1.7

As of December 31, 2015, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

Investment in Unconsolidated Ventures

The Company owns interests in the following ventures that are accounted for under the equity method as of December 31, 2015:

Venture	Ownership Percentage
CCRC Venture	51%
HCP 49 Venture	20%
BKD-HCN venture opco and propco	20%
HCP 35 Venture	10%
S-H Twenty-One venture opco and propco	10%

6.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2015 and 2014, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following (in thousands):

	2015	2014
Land	$486,567	$475,485
Buildings and improvements	5,260,826	5,017,991
Leasehold improvements	100,430	56,515
Furniture and equipment	895,447	735,837
Resident and leasehold operating intangibles	783,434	852,746
Construction in progress	138,054	99,408
Assets under capital and financing leases	2,909,653	3,057,516
	10,574,411	10,295,498
Accumulated depreciation and amortization	(2,543,035)	(1,905,993)
Property, plant and equipment and leasehold intangibles, net	$8,031,376	$8,389,505

During the years ended December 31, 2015, 2014 and 2013, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $24.3 million for the year ended December 31, 2015, primarily within the Assisted Living and CCRCs - Rental segments, $10.0 million for the year ended December 31, 2014, primarily within the CCRCs - Rental and Assisted Living segments and $12.9 million for the year ended December 31, 2013, primarily within the Retirement Centers and Assisted Living segments. These impairment charges are primarily due to lower than expected operating performance at these properties and reflect the amount by which the carrying values of the assets exceeded their estimated fair value.

During 2015, the Company sold 17 communities for an aggregate selling price of $82.9 million and recorded $18.4 million of impairment charges related to the communities sold, inclusive of the allocation of $8.1 million of goodwill to the disposed communities. During the fourth quarter of 2015, the Company recorded $15.2 million of impairment charges related to 17 communities identified as held for sale as of December 31, 2015, inclusive of the allocation of $12.2 million of goodwill to the disposal groups. These impairment charges are primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose. Refer to Note 4 for more information about the Company's community dispositions and assets held for sale.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $721.0 million, $529.1 million and $264.1 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2016	$19,390
2017	13,011
2018	7,603
2019	6,247
2020	4,345
Thereafter	12,663
Total	$63,259

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

7.       Goodwill and Other Intangible Assets, Net

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 presented on an operating segment basis (dollars in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$28,141	$(721)	$27,420	$28,141	$(521)	$27,620
Assisted Living	591,814	(20,348)	571,466	582,623	(248)	582,375
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$746,765	$(21,069)	$725,696	$737,574	$(769)	$736,805

The Company concluded that goodwill for all reporting units was not impaired as of October 1, 2015 (our annual measurement date) and as of December 31, 2015. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date.

Approximately $7.9 million and $0.2 million of goodwill in the Assisted Living and Retirement Centers segments, respectively, was allocated to the disposed communities during the fourth quarter of 2015. Refer to Note 4 for more information about the Company's community dispositions.

As of December 31, 2015, $12.2 million of goodwill related to assisted living communities held for sale was allocated to assets held for sale within the Company's consolidated balance sheet. Refer to Note 4 for more information about the Company's assets held for sale.

The following is a summary of other intangible assets at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$40,270	$—	$40,270	$55,738	$—	$55,738
Health care licenses	66,612	—	66,612	64,538	—	64,538
Trade names	27,800	(14,209)	13,591	27,800	(4,179)	23,621
Other	13,531	(4,818)	8,713	13,531	(2,655)	10,876
Total	$148,213	$(19,027)	$129,186	$161,607	$(6,834)	$154,773

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 was $12.2 million, $8.0 million and $4.7 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

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

Future amortization expense for intangible assets with definite lives is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2016	$8,165
2017	3,726
2018	3,717
2019	2,638
2020	1,133
Thereafter	2,925
Total	$22,304

8.       Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	December 31,
	2015	2014
Mortgage notes payable due 2016 through 2047; weighted average interest rate of 4.51% in 2015, including net debt premium and deferred financing costs of $3.3 million in 2015 and including net debt premium and deferred financing costs of $42.9 million in 2014 (weighted average interest rate of 4.84% in 2014)	$3,246,513	$3,088,752
Capital and financing lease obligations payable through 2031; weighted average interest rate of 8.11% in 2015 (weighted average interest rate of 8.57% in 2014)	2,489,588	2,649,226
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $34.3 million and $46.9 million in 2015 and 2014, respectively, interest at 2.75% per annum, due June 2018	281,902	269,300
Construction financing due 2017 through 2019; weighted average interest rate of 4.84% in 2015 (weighted average interest rate of 4.90% in 2014)	24,105	50,118
Notes payable issued to finance insurance premiums (weighted average interest rate of 2.82% in 2014)	—	22,586
Other notes payable, weighted average interest rate of 5.16% in 2015 (weighted average interest rate of 4.75% in 2014) and maturity dates ranging from 2016 to 2020	80,305	66,271
Total debt and capital and financing lease obligations	6,122,413	6,146,253
Less current portion	235,604	268,399
Total long-term debt and capital and financing lease obligations	$5,886,809	$5,877,854

As of December 31, 2015, the current portion of long-term debt within the Company's consolidated financial statements includes $60.8 million of mortgage notes payable secured by assets held for sale. This debt will either be assumed by the prospective purchasers or be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

The annual aggregate scheduled maturities of long-term debt and capital and financing lease obligations outstanding as of December 31, 2015 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2016	$180,423	$237,810	$418,233
2017	308,023	263,671	571,694
2018	1,179,702	282,951	1,462,653
2019	143,473	262,800	406,273
2020	490,605	207,594	698,199
Thereafter	1,361,903	3,629,265	4,991,168
Total obligations	3,664,129	4,884,091	8,548,220
Less amount representing debt discount and deferred financing costs, net	(31,304)	—	(31,304)
Less amount representing interest (weighted average interest rate of 8.11%)	—	(2,394,503)	(2,394,503)
Total	$3,632,825	$2,489,588	$6,122,413

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

As of December 31, 2015, the outstanding balance under this credit facility was $310.0 million.  Additionally, there were $19.4 million of letters of credit outstanding under this credit facility.   In addition to the sublimit for letters of credit on this credit facility, the Company also had secured and unsecured letter of credit facilities of up to $80.2 million in the aggregate as of December 31, 2015.  Letters of credit totaling $63.0 million had been issued under these separate facilities as of that date.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.33 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances:  (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2015, the Notes are not convertible. Unconverted Notes mature at par in June 2018.

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

As of December 31, 2015, the "if converted" value of the Notes does not exceed their principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Coupon interest	$8,697	$8,697	$8,697
Amortization of discount	11,732	10,902	10,131
Interest expense related to convertible notes	$20,429	$19,599	$18,828

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

2015 Financings

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

The financings that occurred during the three months ended September 30, 2015 were accounted for as debt modifications and $5.5 million of debt modification costs were recorded on the consolidated statement of operations for that period.

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

As of December 31, 2015, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

Interest Rate Caps

In the normal course of business, the Company has entered into certain interest rate protection agreements to effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The following table summarizes the Company's interest rate cap instruments at December 31, 2015 (dollars in thousands):

Current notional balance	$983,281
Weighted average fixed cap rate	4.34%
Earliest maturity date	2016
Latest maturity date	2018
Estimated asset fair value (included in other assets, net at December 31, 2015)	$29
Estimated asset fair value (included in other assets, net at December 31, 2014)	$763

9.           Accrued Expenses

Accrued expenses consist of the following components as of December 31, (in thousands):

	2015	2014
Insurance reserves	$94,948	$116,858
Salaries and wages	80,291	124,935
Vacation	44,421	43,037
Real estate taxes	37,206	43,155
Lease payable	20,714	30,001
Interest	12,940	12,757
Accrued utilities	11,949	12,798
Taxes payable	3,265	2,679
Other	67,140	36,434
Total	$372,874	$422,654

10.       Commitments and Contingencies

Facility Operating Leases

The Company has entered into sale leaseback and lease agreements with certain real estate investment trusts ("REIT"s). Under these agreements communities are either sold to the REIT and leased back or a long-term lease agreement is entered into for the communities. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 30 years. The Company is responsible for all operating costs, including repairs, property taxes and insurance. The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease and the lease may include performance covenants, such as net worth, minimum capital expenditure requirements per community per annum and minimum lease coverage ratios. Failure to comply with these covenants could result in an event of default. The Company's leases and mortgage debt generally contain cross-default and cross-collateralization provisions. Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

As of December 31, 2015 the Company operated 546 communities under long-term leases (322 operating leases and 224 capital and financing leases). As of December 31, 2014 the Company operated 583 communities under long-term leases (342 operating leases and 241 capital and financing leases). The remaining base lease terms vary from one year to 17 years and generally provide for renewal, extension and purchase options.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cash basis payment	$372,148	$330,207	$278,504
Straight-line (income) expense	6,956	1,439	2,597
Amortization of (above) below market rents, net	(7,158)	(3,444)	—
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Facility lease expense	$367,574	$323,830	$276,729

The aggregate amounts of future minimum operating lease payments, including community and office leases, as of December 31, 2015, are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2016	$390,816
2017	373,690
2018	358,168
2019	340,747
2020	300,674
Thereafter	1,336,099
Total	$3,100,194

Other

The Company has employment or letter agreements with certain officers of the Company and has adopted policies to which certain officers of the Company are eligible to participate that grant these employees the right to receive a portion or multiple of their base salary, pro-rata bonus, bonus and/or continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers' employment, as described in those agreements and policies.

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

As of December 31, 2015 and 2014, the Company accrued reserves of $248.4 million and $301.6 million, respectively, for these programs of which $153.5 million and $184.7 million is classified as long-term liabilities as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company accrued $41.5 million and $52.7 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.

The Company has secured self-insured retention risk under workers' compensation and general liability and professional liability programs with cash deposits of $15.6 million and $19.6 million as of December 31, 2015 and 2014, respectively. Letters of credit securing the programs aggregated $49.8 million and $33.8 million as of December 31, 2015 and 2014, respectively. Emeritus previously maintained workers' compensation insurance coverage through a high deductible, collateralized insurance policy with deposits of $40.5 million as of December 31, 2015.

12.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to the plan, up to a maximum of 4.0% of contributed compensation. An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the Company, based upon the Company's performance. For the years ended December 31, 2015, 2014 and 2013, the Company's expense to the plan was $6.6 million, $7.1 million and $6.6 million, respectively.

13.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units) (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2013	3,952	$16.67
Granted	1,328	$26.98
Vested	(1,455)	$15.08
Cancelled/forfeited	(452)	$18.87
Outstanding on December 31, 2013	3,373	$21.12
Granted	1,662	$29.79
Vested	(1,185)	$19.58
Cancelled/forfeited	(298)	$21.02
Outstanding on December 31, 2014	3,552	$25.70
Granted	1,698	$32.75
Vested	(1,275)	$23.55
Cancelled/forfeited	(521)	$18.68
Outstanding on December 31, 2015	3,454	$28.80

As of December 31, 2015, there was $63.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted.  That cost is expected to be recognized over a weighted-average period of 2.3 years and is based on grant date fair value, net of forfeiture estimates. The compensation cost reflects an initial estimated cumulative forfeiture rate from 0% to 20% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

During 2015, grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2015	1,335	$34.57 - $34.89	$46,142
Three months ended June 30, 2015	70	$36.12	$2,540
Three months ended September 30, 2015	49	$33.02	$1,611
Three months ended December 31, 2015	244	$21.82	$5,327

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

14.       Share Repurchase Program

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

No shares were purchased pursuant to this authorization during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, approximately $82.4 million remains available under this share repurchase authorization.

15.       Income Taxes

The benefit (provision) for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Federal:
Current	$49	$1,367	$(312)
Deferred	95,259	182,371	183
Total Federal	95,308	183,738	(129)
State:
Current	(3,099)	(2,433)	(1,627)
Deferred (included in Federal above)	—	—	—
Total State	(3,099)	(2,433)	(1,627)
Total	$92,209	$181,305	$(1,756)

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Tax benefit at U.S. statutory rate	$192,390	$115,603	$640
State taxes, net of federal income tax	18,323	11,582	(985)
Tax credits	3,937	(2,222)	9,757
Valuation allowance	(111,797)	64,155	(7,097)
Goodwill impairment	(7,856)	—	—
Meals and entertainment	(1,090)	(946)	(496)
Other, net	(1,626)	(713)	(1,007)
Return to provision	(72)	716	(2,568)
Non-deductible transaction costs	—	(6,870)	—
Total	$92,209	$181,305	$(1,756)

 Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2015	2014
Deferred income tax assets:
Capital and financing lease obligations	$872,002	$945,000
Operating loss carryforwards	282,075	227,956
Accrued expenses	144,691	146,536
Deferred lease liability	94,105	77,790
Tax credits	40,974	34,860
Intangible assets	22,522	17,785
Deferred gain on sale leaseback	5,661	7,073
Prepaid revenue	2,415	5,835
Total gross deferred income tax asset	1,464,445	1,462,835
Valuation allowance	(121,602)	(9,213)
Net deferred income tax assets	1,342,843	1,453,622
Deferred income tax liabilities:
Property, plant and equipment	(1,320,423)	(1,556,603)
Investment in unconsolidated ventures	(88,798)	(54,113)
Other	(2,673)	(2,181)
Total gross deferred income tax liability	(1,411,894)	(1,612,897)
Net deferred tax liability	$(69,051)	$(159,275)

As of December 31, 2015 and 2014, the Company had federal net operating loss carryforwards of approximately $930.4 million and $745.1 million, respectively, which are available to offset future taxable income through 2035. The Company determined that a valuation allowance was required due to the loss before income taxes in 2015, and in consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2015. In the fourth quarter of 2015, the Company recorded a provision of approximately $111.8 million to reflect the necessary valuation allowance of $121.6 million as of December 31, 2015. The valuation allowance reflects that the Company's net operating losses will begin to expire in 2027.

As a result of the acquisition of Emeritus on July 31, 2014, the Company recorded deferred tax liabilities in excess of deferred tax assets that reflect the difference between the fair market value of the acquired assets over the historical basis of the acquired assets. During the year ended December 31, 2014, the Company determined that it was more likely than not that its federal net operating loss carryforwards and a majority of its state net operating loss carryforwards, and the majority of its tax credits will be utilized in the future, based on the future reversal of these deferred tax liabilities.  As a result, during the year ended December 31, 2014 the Company recorded an aggregate deferred federal, state and local income tax benefit of $64.2 million from the release of the valuation allowance against certain deferred tax assets. Additionally, the Company recorded an aggregate deferred federal, state and local tax benefit of $94.1 million as a result of the operating loss for the year ended December 31, 2014.

The Company has recorded valuation allowances of $89.5 million and $7.5 million at December 31, 2015 and 2014, respectively, against its federal and state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration. The Company also recorded a valuation allowance against federal and state credits of $32.1 million and $1.8 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had $126.7 million and $112.6 million, respectively, included in its net operating loss carryforward relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

The formation of the Company, the reorganization of a predecessor company and the acquisitions of several wholly-owned subsidiaries constituted ownership changes under Section 382 of the Internal Revenue Code, as amended. As a result, the Company's ability to utilize the net operating loss carryforward to offset future taxable income is subject to certain limitations and restrictions. Furthermore, the Company had an ownership change under Section 382 in May 2010 which resulted in an additional annual limitation to the utilization of the net operating loss in the amount of $92.8 million. The acquisition of Emeritus on July 31, 2014 resulted in an ownership change for Emeritus resulting in an annual limitation of $53.9 million on net operating losses acquired by the Company from Emeritus. The Company expects the net operating losses of the Company from prior to May 2010 and of Emeritus to be fully released before expiration and therefore does not anticipate a financial statement impact as a result of the limitations.

At December 31, 2015, the Company had gross tax affected unrecognized tax benefits of $30.2 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million at December 31, 2015. Tax returns for years 2011 through 2014 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2015 and prior years will significantly change in 2016.

A reconciliation of the unrecognized tax benefits for the year 2015 is as follows (dollars in thousands):

Balance at January 1, 2015	$30,195
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	50
Reductions for tax positions related to prior years	(9)
Balance at December 31, 2015	$30,236

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2015. The Company has evaluated these regulations and determined they will not have a material impact on the Company's consolidated results of operations, cash flows or financial position.

16.       Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2015	2014	2013
Interest paid	$360,960	$226,594	$123,036
Income taxes paid	$2,952	$2,746	$2,283
Additions to property, plant and equipment and leasehold improvements
Property, plant and equipment and leasehold intangibles, net	$448,682	$304,245	$257,527
Accounts payable	(37,631)	—	—
Net cash paid	$411,051	$304,245	$257,527
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits—restricted	$—	$—	$466
Prepaid expenses and other assets, net	(53,405)	(3,138)	346
Property, plant and equipment and leasehold intangibles, net	198,558	80,330	99,657
Other intangible assets, net	(7,294)	(23,978)	3,517
Accrued expenses	—	—	(5,169)
Long-term debt	(101,558)	7,795	(64,131)
Capital and financing lease obligations	155,230	—	—
Other liabilities	(315)	(20,568)	—
Net cash paid	$191,216	$40,441	$34,686
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$25,780	$—	$—
Property, plant and equipment and leasehold intangibles, net	(82,953)	—	—
Capital and financing lease obligations	8,907	—	—
Other liabilities	(960)	—	—
Net cash received	$(49,226)	$—	$—
Formation of CCRC Venture:
Property, plant and equipment and leasehold intangibles, net	$—	$(729,123)	$—
Investment in unconsolidated ventures	—	194,485	—
Other intangible assets, net	—	(56,829)	—
Other assets, net	—	(9,137)	—
Long-term debt	—	170,416	—
Capital and financing lease obligations	—	27,085	—
Refundable entrance fees and deferred revenue	—	413,761	—
Other liabilities	—	1,514	—
Net cash paid	$—	$12,172	$—
Formation of HCP 49 Venture:
Property, plant and equipment and leasehold intangibles, net	$—	$(525,446)	$—
Investment in unconsolidated ventures	—	71,656	—
Long-term debt	—	(67,640)	—
Capital and financing lease obligations	—	538,355	—
Other liabilities	—	(9,034)	—
Net cash paid	$—	$7,891	$—

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$26,644	$27,100	$—
Other intangible assets, net	(5,202)	—	—
Capital and financing lease obligations	(23,738)	(27,100)	—
Other liabilities	2,296	—	—
Net	$—	$—	$—
Master Lease amendment:
Property, plant and equipment and leasehold intangibles, net	$—	$385,696	$—
Other intangible assets, net	—	(174,012)	—
Capital and financing lease obligations	—	(217,022)	—
Other liabilities	—	5,338	—
Net	$—	$—	$—
Assets designated as held for sale:
Property, plant and equipment and leasehold intangibles, net	$(113,592)	$—	$—
Assets held for sale	110,620	—	—
Goodwill	(12,200)	—	—
Asset impairment	15,172	—	—
Net	$—	$—	$—
Contribution to CCRC venture:
Property, plant and equipment	$(25,717)	$—	$—
Investment in unconsolidated ventures	7,422	—	—
Long-term debt	18,295	—	—
Net	$—	$—	$—

17.       Litigation

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

18.       Segment Information

As of December, 31, 2015 the Company has five reportable segments:  Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

Prior to August 29, 2014, the Company had an additional reportable segment, CCRCs - Entry Fee. On August 29, 2014, the Company contributed all but two of the legacy Brookdale entry fee CCRCs to the CCRC Venture, at which time the contributed CCRCs were deconsolidated.  The results of the entry fee CCRCs contributed to the CCRC Venture are reported in the CCRCs - Entry Fee segment for the time periods prior to being contributed to the CCRC Venture. The results of the two legacy Brookdale CCRCs that were not contributed to the CCRC Venture are included in the CCRCs - Entry Fee segment for the six month period ended June 30, 2014 and the CCRCs - Rental segment for periods subsequent to June 30, 2014, based on how operating results are being reviewed by the chief operating decision maker following the creation of the CCRC Venture. The CCRC Venture is accounted for under the equity method of accounting. See Note 4 for more information about the Company's entry into the CCRC Venture.

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

CCRCs - Rental.  The Company's CCRCs - Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units. As of December 31, 2015 and 2014, the CCRCs - Rental segment also includes three entry fee CCRCs.

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

The following table sets forth selected segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Retirement Centers(1)	$657,940	$582,312	$526,284
Assisted Living(1)	2,445,457	1,685,563	1,051,868
CCRCs - Rental(1)	604,572	493,173	396,975
CCRCs - Entry Fee(1)	—	202,414	297,756
Brookdale Ancillary Services(1)	469,158	337,835	242,150
Management Services(2)	783,481	530,409	376,933
	$4,960,608	$3,831,706	$2,891,966
Segment Operating Income(3):
Retirement Centers	$285,257	$248,883	$222,282
Assisted Living	877,303	608,489	389,678
CCRCs - Rental	150,495	121,661	109,026
CCRCs - Entry Fee	—	48,433	76,393
Brookdale Ancillary Services	75,210	63,463	45,709
Management Services	60,183	42,239	31,125
	1,448,448	1,133,168	874,213
General and administrative (including non-cash stock-based compensation expense)	370,579	280,267	180,627
Transaction costs	8,252	66,949	3,921
Facility lease expense:
Retirement Centers	114,738	98,321	91,258
Assisted Living	197,452	162,575	123,980
CCRCs - Rental	47,937	51,523	48,809
CCRCs - Entry Fee	—	4,362	7,470
Brookdale Ancillary Services	—	890	—
Corporate and Management Services	7,447	6,159	5,212
Depreciation and amortization:
Retirement Centers	104,063	86,188	64,353
Assisted Living	489,933	317,918	85,337
CCRCs - Rental	87,754	60,175	30,957
CCRCs - Entry Fee	—	37,524	55,842
Brookdale Ancillary Services	7,451	4,764	3,023

Corporate and Management Services	43,964	30,466	29,245
Asset impairment	57,941	9,992	12,891
Loss on facility lease termination	76,143	—	—
(Loss) income from operations	$(165,206)	$(84,905)	$131,288

Total interest expense:
Retirement Centers	$58,397	$41,906	$31,286
Assisted Living	250,116	140,001	51,410
CCRCs - Rental	39,502	28,418	17,512
CCRCs - Entry Fee	—	7,530	11,911
Brookdale Ancillary Services	1,354	823	—
Corporate and Management Services	39,395	29,510	25,280
	$388,764	$248,188	$137,399

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Retirement Centers	$161,986	$76,285	$63,519
Assisted Living	220,893	107,037	95,829
CCRCs - Rental	54,864	42,412	27,134
CCRCs - Entry Fee	—	36,575	43,019
Brookdale Ancillary Services	4,061	1,805	1,855
Corporate and Management Services	6,878	40,131	26,171
	$448,682	$304,245	$257,527

	As of December 31,
	2015	2014
Total assets:
Retirement Centers	$1,556,169	$1,600,007
Assisted Living	6,354,415	6,577,821
CCRCs - Rental	1,037,384	1,027,854
Brookdale Ancillary Services	292,540	275,618
Corporate and Management Services	808,056	936,161
	$10,048,564	$10,417,461

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment operating expenses (excluding depreciation and amortization).

19.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2015 and 2014 (in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$1,247,881	$1,238,184	$1,238,841	$1,235,702
Asset impairment	—	—	—	57,941
Income (loss) from operations	(116,873)	(43,123)	3,663	(8,873)
Income (loss) before income taxes	(208,997)	(137,400)	(99,132)	(104,835)
Net income (loss)	(130,709)	(84,807)	(68,336)	(174,303)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(130,451)	(84,547)	(68,220)	(174,259)
Weighted average basic and diluted income (loss) per share	$(0.71)	$(0.46)	$(0.37)	$(0.94)

	For the Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$747,275	$748,393	$1,083,935	$1,252,103
Asset impairment	—	—	—	9,992
Income (loss) from operations	32,148	30,657	(73,197)	(74,513)
Income (loss) before income taxes	(1,293)	(2,333)	(153,109)	(173,996)
Net income (loss)	(2,299)	(3,295)	(37,036)	(106,796)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(2,299)	(3,295)	(36,862)	(106,534)
Weighted average basic and diluted income (loss) per share	$(0.02)	$(0.03)	$(0.23)	$(0.58)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015
(In thousands)

			Additions
Description	Balance at beginning of period	Acquisition of Emeritus	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$15,262	$—	$21,048		$444		$(19,026)		$17,728
Year ended December 31, 2014	$17,728	$11,087	$20,509		$771		$(23,594)		$26,501
Year ended December 31, 2015	$26,501	$-	$25,132		$2,135		$(27,298)		$26,470

Deferred Tax Valuation Allowance:
Year ended December 31, 2013	$65,269	$—	$7,272	(1)	$(175	)(2)	$—		$72,366
Year ended December 31, 2014	$72,366	$1,002	$—		$—		$(64,155	)(3)	$9,213
Year ended December 31, 2015	$9,213	$—	$111,797	(4)	$592	(4)	$—		$121,602

(1)	Adjustment to valuation allowance for federal net operating losses and federal credits of $(4,851) and $12,123, respectively.
(2)	Adjustment to valuation allowance for state net operating losses of $(175).
(3)  Adjustment to reverse valuation allowance for federal and state net operating losses of $(64,155).
(4)  Adjustment to valuation allowance for federal and state net operating losses and federal credits of $81,968 and $30,421, respectively

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management's Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings "Proposal Number One - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" appearing after Item 1 of Part I of this Annual Report on Form 10-K.

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

The information required by this item is incorporated by reference from the discussions under the headings "Compensation of Directors" and "Compensation of Executive Officers" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	—	—	7,146,804
Equity compensation plans not approved by security holders(3)	—	—	81,069
Total	—	—	7,227,873

(1)	As of December 31, 2015, an aggregate of 1,830,075 shares of unvested restricted stock were outstanding under our 2014 Omnibus Incentive Plan, and an aggregate of 1,623,916 shares of unvested restricted stock and 6,850 vested restricted stock units were outstanding under our Omnibus Stock Incentive Plan. Such shares of restricted stock and restricted stock units are not reflected in the table above. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards and other stock-based awards.

(2)	The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 5,950,618 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan and 1,196,186 shares remaining available for future issuance under our Associate Stock Purchase Plan.

(3)	Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each non-affiliated director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading "Proposal Number Two – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ T. Andrew Smith
Name:	T. Andrew Smith
Title:	Chief Executive Officer
Date:	February 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Decker	Non-Executive Chairman of the Board	February 12, 2016
Daniel A. Decker

/s/ T. Andrew Smith	Chief Executive Officer and Director	February 12, 2016
T. Andrew Smith	(Principal Executive Officer)

/s/ Lucinda M. Baier	Chief Financial Officer	February 12, 2016
Lucinda M. Baier	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 12, 2016
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Frank M. Bumstead	Director	February 12, 2016
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 12, 2016
Jackie M. Clegg

/s/ Jeffrey R. Leeds	Director	February 12, 2016
Jeffrey R. Leeds

/s/ Mark J. Parrell	Director	February 12, 2016
Mark J. Parrell

/s/ William G. Petty, Jr.	Director	February 12, 2016
William G. Petty, Jr.

/s/ James R. Seward	Director	February 12, 2016
James R. Seward

/s/ Lee S. Wielansky	Director	February 12, 2016
Lee S. Wielansky

EXHIBIT INDEX

Exhibit No.	Description
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
10.1.1
Amended and Restated Master Lease and Security Agreement, dated as of August 29, 2014, by and between HCP, Inc. and the other lessors named therein, and Emeritus Corporation and the other lessees named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32641)).†

10.1.2
First Amendment to Amended and Restated Master Lease and Security Agreement and Option Exercise Notice, dated as of December 29, 2014, by and between HCP, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).†

10.1.3
Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor (incorporated by reference to Exhibit 10.1.3 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).†

10.1.4
Third Amendment to Amended and Restated Master Lease and Security Agreement, dated as of May 1, 2015, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-32641)).

10.2
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

10.16.1
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2009 (File No. 001-32641)) (the "Omnibus Stock Incentive Plan").*

10.16.2
First Amendment to the Omnibus Stock Incentive Plan effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2009 (File No. 001-32641)).*

10.17
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.18
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.19
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.20
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.21
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.22
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.23
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.24
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.25
Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2014 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.26
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.27
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.28
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.29
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.30
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for New Directors) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.31	Restricted Share Agreement under the Omnibus Incentive Plan, dated as of October 1, 2015, by and between the Company and Daniel A. Decker.*
10.32.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.32.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.33.1
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.33.2
Amendment No. 1 to Severance Pay Policy, Tier I, adopted by the Company on April 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.33.3
Amendment No. 2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-32641)).*

10.34.1
Employment Agreement, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.34.2
Amendment No. 1 to Employment Agreement dated as of April 23, 2015 by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.35
Restricted Share Agreement (Time-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.36
Restricted Share Agreement (Performance-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.37
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (2-Year Performance-Vesting) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.38
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (3-Year Cliff Vesting) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.39	Offer Letter Agreement by and between the Company and Labeed Diab.*
10.40	Offer Letter Agreement by and between the Company and Lucinda Baier.*
10.41	Severance Letter Agreement dated November 16, 2015, by and between the Company and Mary Sue Patchett.*
10.42	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*

10.43
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.44	Form of Outside Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32641)).*
10.45
Letter Agreement, dated as of May 22, 2014, by and between the Company and Granger Cobb (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32641)).*

10.46
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of July 31, 2014, by and between the Company and Granger Cobb (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32641)).*

10.47
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