Form 10-Q
period 2016-03-31
Brookdale Senior Living Inc.
filed 2016-05-10
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, 185,809,480 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of March 31, 2016 (Unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statement of Equity -
	Three months ended March 31, 2016 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2016 and 2015 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

Signatures		39

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$70,862	$88,029
Cash and escrow deposits – restricted	28,645	32,570
Accounts receivable, net	146,791	144,053
Assets held for sale	65,906	110,620
Prepaid expenses and other current assets, net	155,295	122,671
Total current assets	467,499	497,943
Property, plant and equipment and leasehold intangibles, net	8,004,357	8,031,376
Cash and escrow deposits – restricted	37,235	33,382
Investment in unconsolidated ventures	373,238	371,639
Goodwill	725,696	725,696
Other intangible assets, net	119,035	129,186
Other assets, net	261,612	259,342
Total assets	$9,988,672	$10,048,564
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$185,642	$173,454
Current portion of capital and financing lease obligations	90,019	62,150
Trade accounts payable	92,089	128,006
Accrued expenses	371,343	372,874
Refundable entrance fees and deferred revenue	112,661	99,277
Tenant security deposits	4,161	4,387
Total current liabilities	855,915	840,148
Long-term debt, less current portion	3,543,068	3,459,371
Capital and financing lease obligations, less current portion	2,403,191	2,427,438
Line of credit	210,000	310,000
Deferred liabilities	268,544	266,537
Deferred tax liability	69,984	69,051
Other liabilities	218,537	217,292
Total liabilities	7,569,239	7,589,837
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2016 and December 31, 2015; 193,257,659 and 190,767,191 shares issued and 190,829,258 and 188,338,790 shares outstanding (including 5,026,688 and 3,453,991 unvested restricted shares), respectively	1,908	1,883
Additional paid-in-capital	4,078,781	4,069,283
Treasury stock, at cost; 2,428,401 shares at March 31, 2016 and December 31, 2015	(46,800)	(46,800)
Accumulated deficit	(1,614,253)	(1,565,478)
Total Brookdale Senior Living Inc. stockholders' equity	2,419,636	2,458,888
Noncontrolling interest	(203)	(161)
Total equity	2,419,433	2,458,727
Total liabilities and equity	$9,988,672	$10,048,564

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue
Resident fees	$1,061,148	$1,052,232
Management fees	16,780	15,097
Reimbursed costs incurred on behalf of managed communities	185,228	180,552
Total revenue	1,263,156	1,247,881

Expense
Facility operating expense (excluding depreciation and amortization of $114,103 and $208,823, respectively)	715,902	696,889
General and administrative expense (including non-cash stock-based compensation expense of $9,769 and $8,873, respectively)	92,621	89,530
Transaction costs	850	6,742
Facility lease expense	96,689	94,471
Depreciation and amortization	127,137	220,427
Asset impairment	3,375	—
Loss on facility lease termination	—	76,143
Costs incurred on behalf of managed communities	185,228	180,552
Total operating expense	1,221,802	1,364,754
Income (loss) from operations	41,354	(116,873)

Interest income	702	427
Interest expense:
Debt	(43,990)	(42,348)
Capital and financing lease obligations	(50,579)	(53,203)
Amortization of deferred financing costs and debt premium (discount)	(2,310)	(381)
Change in fair value of derivatives	(24)	(550)
Debt modification and extinguishment costs	(1,110)	(44)
Equity in earnings of unconsolidated ventures	1,018	1,484
Other non-operating income	7,787	2,491
Income (loss) before income taxes	(47,152)	(208,997)
(Provision) benefit for income taxes	(1,665)	78,288
Net income (loss)	(48,817)	(130,709)
Net (income) loss attributable to noncontrolling interest	42	258
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(48,775)	$(130,451)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.26)	$(0.71)

Weighted average shares used in computing basic and diluted net income (loss) per share	185,153	183,678

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31, 2016
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2016	188,339	$1,883	$4,069,283	$(46,800)	$(1,565,478)	$2,458,888	$(161)	$2,458,727
Compensation expense related to restricted stock grants	—	—	9,769	—	—	9,769	—	9,769
Net income (loss)	—	—	—	—	(48,775)	(48,775)	(42)	(48,817)
Issuance of common stock under Associate Stock Purchase Plan	41	1	581	—	—	582	—	582
Restricted stock, net	2,515	25	(25)	—	—	—	—	—
Other	(66)	(1)	(827)	—	—	(828)	—	(828)
Balances at March 31, 2016	190,829	$1,908	$4,078,781	$(46,800)	$(1,614,253)	$2,419,636	$(203)	$2,419,433

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(48,817)	$(130,709)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	139	44
Depreciation and amortization, net	129,447	220,808
Asset impairment	3,375	—
Equity in earnings of unconsolidated ventures	(1,018)	(1,484)
Distributions from unconsolidated ventures from cumulative share of net earnings	—	500
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(926)	(767)
Proceeds from deferred entrance fee revenue	3,087	2,455
Deferred income tax provision (benefit)	934	(79,237)
Change in deferred lease liability	3,935	2,801
Change in fair value of derivatives	24	550
Gain on sale of assets	(2,749)	—
Non-cash stock-based compensation	9,769	8,873
Non-cash interest expense on financing lease obligations	6,439	5,700
Amortization of (above) below market rents, net	(1,733)	(1,959)
Other	(2,330)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,738)	(13,140)
Prepaid expenses and other assets, net	(36,554)	24,504
Accounts payable and accrued expenses	(1,388)	(38,773)
Tenant refundable fees and security deposits	(226)	(510)
Deferred revenue	12,766	11,494
Net cash provided by operating activities	70,343	10,057

Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(1,210)	13,037
Decrease in cash and escrow deposits — restricted	72	12,289
Additions to property, plant and equipment and leasehold intangibles, net	(108,510)	(79,129)
Acquisition of assets, net of related payables and cash received	(12,157)	(174,305)
Investment in unconsolidated ventures	(2,365)	(3,923)
Distributions received from unconsolidated ventures	1,724	—
Proceeds from sale of assets, net	45,584	—
Other	2,414	740
Net cash used in investing activities	(74,448)	(231,291)

Cash Flows from Financing Activities
Proceeds from debt	177,370	85,365
Repayment of debt and capital and financing lease obligations	(84,016)	(47,555)
Proceeds from line of credit	357,000	445,000
Repayment of line of credit	(457,000)	(245,000)
Payment of financing costs, net of related payables	(818)	(1,481)
Refundable entrance fees:
Proceeds from refundable entrance fees	535	36
Refunds of entrance fees	(1,128)	(829)
Cash portion of loss on extinguishment of debt	—	(44)
Payment on lease termination	(4,625)	(3,875)
Other	(380)	716
Net cash (used in) provided by financing activities	(13,062)	232,333
Net (decrease) increase in cash and cash equivalents	(17,167)	11,099
Cash and cash equivalents at beginning of period	88,029	104,083
Cash and cash equivalents at end of period	$70,862	$115,182

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2016, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 12, 2016.

The results of communities and companies acquired are included in the condensed consolidated financial statements from the effective date of the respective acquisition.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Brookdale and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operation, are accounted for by the equity method. The ownership interest of consolidated entities not wholly owned by the Company are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. Noncontrolling interest represents the share of consolidated entities owned by third parties. Noncontrolling interest is adjusted for the noncontrolling holder's share of additional contributions, distributions and the proportionate share of the net income or loss of each respective entity.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (including the Company's secured credit facility but excluding capital and financing lease obligations) with a carrying value of approximately $3.9 billion as of both March 31, 2016 and December 31, 2015. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as the classification of awards and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for virtually all leases. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-02 on January 1, 2016, and it did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

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

During the three months ended March 31, 2016 and 2015, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 3.9 million and 4.0 million for the three months ended March 31, 2016 and 2015, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of March 31, 2016 and 2015, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of March 31, 2016 and 2015, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions and Dispositions

2016 Community Dispositions

The Company designates communities as held for sale when it is probable that the properties will be sold. If appropriate, the Company records impairment losses and records these assets on the condensed consolidated balance sheet at the lesser of the carrying value and fair value less estimated selling costs. The Company allocates a portion of the goodwill of a reporting unit to the disposal groups if the disposal group constitutes a business. The Company determines the fair value of the communities based primarily on purchase and sale agreements from prospective purchasers (Level 2 input). The Company evaluates the fair value of the assets held for sale each period to determine if it has changed. The long-lived assets are not depreciated while classified as held for sale.

As of December 31, 2015, the Company identified 17 communities as held for sale. Impairment charges related to communities identified as held for sale as of December 31, 2015 totaled $15.2 million and were recognized as impairment expense in the fourth quarter of 2015 within the Company's condensed consolidated statements of operations. During the three months ended March 31, 2016, the Company recognized $2.6 million of impairment charges related to communities identified as held for sale, primarily due to changes in the estimated fair value of the assets held for sale.

During the three months ended March 31, 2016, the Company sold seven of the communities previously classified as held for sale for an aggregate selling price of $46.7 million. The Company recorded a $2.7 million net gain on the sale of these communities within the Company's condensed consolidated statement of operations. The results of operations of these communities were previously reported in the Assisted Living and CCRCs – Rental segments.

As of March 31, 2016, $65.9 million was recorded as assets held for sale and $60.8 million of mortgage debt was included in the current portion of long-term debt within the Company's condensed consolidated balance sheet related to the remaining ten communities classified as held for sale. This debt will either be assumed by the prospective purchasers or be repaid with the proceeds from the sales. The sale of these communities is expected to occur in 2016, although there can be no assurance that the transactions will close or if they do, when the actual closing will occur. The results of operations of these communities classified as held for sale are reported in the Assisted Living segment within the condensed consolidated financial statements.

2015 Community Acquisitions

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments within the condensed consolidated financial statements. The fair value of the communities acquired was determined to approximate $187.2 million. The fair values of the property, plant and equipment of the acquired communities were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements within the fair value hierarchy. The range of capitalization rates utilized was 6.25% to 8.75%, depending upon the property type, geographical location, and the quality of the respective community. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the condensed consolidated statement of operations for the three months ended March 31, 2015, which includes the reversal of $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the condensed consolidated statement of cash flows for the three months ended March 31, 2015.

5.  Stock-Based Compensation

The Company's compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate from 0% to 20% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Current year grants of restricted stock under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2016	2,855	$14.49 – 18.46	$41,371

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill as of March 31, 2016 and as of December 31, 2015 presented on an operating segment basis (dollars in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net	Gross Carrying Amount	Accumulated Impairment and Other Charges	Net
Retirement Centers	$28,141	$(721)	$27,420	$28,141	$(721)	$27,420
Assisted Living	591,814	(20,348)	571,466	591,814	(20,348)	571,466
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$746,765	$(21,069)	$725,696	$746,765	$(21,069)	$725,696

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  The Company determined no impairment was necessary for the three months ended March 31, 2016. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date.

The following is a summary of other intangible assets at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$32,970	$—	$32,970	$40,270	$—	$40,270
Health care licenses	66,612	—	66,612	66,612	—	66,612
Trade names	27,800	(16,717)	11,083	27,800	(14,209)	13,591
Other	13,531	(5,161)	8,370	13,531	(4,818)	8,713
Total	$140,913	$(21,878)	$119,035	$148,213	$(19,027)	$129,186

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2016 and 2015 was $2.9 million and $3.1 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital and financing leases, consisted of the following (dollars in thousands):

	March 31, 2016	December 31, 2015
Land	$486,567	$486,567
Buildings and improvements	5,312,297	5,260,826
Leasehold improvements	114,363	100,430
Furniture and equipment	935,707	895,447
Resident and leasehold operating intangibles	783,434	783,434
Construction in progress	121,397	138,054
Assets under capital and financing leases	2,921,047	2,909,653
	10,674,812	10,574,411
Accumulated depreciation and amortization	(2,670,455)	(2,543,035)
Property, plant and equipment and leasehold intangibles, net	$8,004,357	$8,031,376

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company determined no impairment was necessary during the three months ended March 31, 2016.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	March 31, 2016	December 31, 2015
Mortgage notes payable due 2017 through 2047; weighted average interest rate of 4.58% for the three months ended March 31, 2016, including net debt premium and deferring financing costs of $1.3 million and $3.3 million at March 31, 2016 and December 31, 2015, respectively (weighted average interest rate of 4.51% in 2015)	$3,329,740	$3,246,513
Capital and financing lease obligations payable through 2031; weighted average interest rate of 8.07% for the three months ended March 31, 2016 (weighted average interest rate of 8.11% in 2015)	2,493,210	2,489,588
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $31.1 million and $34.3 million at March 31, 2016 and December 31, 2015, respectively, interest at 2.75% per annum, due June 2018	285,189	281,902
Construction financing due 2019 through 2032; weighted average interest rate of 7.76% for the three months ended March 31, 2016 (weighted average interest rate of 4.84% in 2015)	15,353	24,105
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.94% for the three months ended March 31, 2016, due 2016	17,677	—
Other notes payable, weighted average interest rate of 5.24% for the three months ended March 31, 2016 (weighted average interest rate of 5.16% in 2015) and maturity dates ranging from 2016 to 2020	80,751	80,305
Total debt and capital and financing lease obligations	6,221,920	6,122,413
Less current portion	275,661	235,604
Total long-term debt and capital and financing lease obligations	$5,946,259	$5,886,809

Credit Facilities

On December 19, 2014, the Company entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The agreement provides for a total commitment amount of $500.0 million, comprised of a $100.0 million term loan drawn at closing and a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The maturity date is January 3, 2020, and amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin from a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The quarterly commitment fee on the unused portion of the facility is 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.

Amounts drawn on the facility may be used to finance acquisitions, fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by a first priority mortgage on certain of the Company's communities. In addition, the agreement permits the Company to pledge the equity interests in subsidiaries that own other communities (rather than mortgaging such communities), provided that loan availability from pledged assets cannot exceed 10% of loan availability from mortgaged assets. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility.

The agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments under the agreement and all amounts owing under the agreement and certain other loan agreements becoming immediately due and payable and/or trigger cross default provisions in our other outstanding debt and lease agreements.

As of March 31, 2016, the outstanding balance under this credit facility was $210.0 million. Additionally, there were $24.2 million of letters of credit outstanding under this credit facility. In addition to the sublimit for letters of credit on this credit facility, the Company also had separate secured and unsecured letter of credit facilities of up to $64.5 million in the aggregate as of March 31, 2016. Letters of credit totaling $62.5 million had been issued under these separate facilities as of that date.

2016 Financings

In March 2016, the Company obtained a $100.0 million supplemental loan, secured by first mortgages on ten communities. The loan bears interest at a fixed rate of 4.20% and matures on January 1, 2023. Proceeds from the loan were utilized to pay down the outstanding balance of the credit facility.

As of March 31, 2016, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Three Months Ended March 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$92,270	$86,732
Income taxes paid	$246	$41
Additions to property, plant and equipment and leasehold improvements
Property, plant and equipment and leasehold intangibles, net	$79,017	$79,129
Accounts payable	29,493	—
Net cash paid	$108,510	$79,129
Acquisition of assets, net of related payables and cash received:
Prepaid expenses and other assets	$—	$(47,225)
Property, plant and equipment and leasehold intangibles, net	19,457	184,964
Other intangible assets, net	(7,300)	2,970
Capital and financing lease obligations	—	53,596
Long-term debt	—	(20,000)
Net cash paid	$12,157	$174,305
Proceeds from sale of assets:
Assets held for sale	$42,714	$—
Prepaid expenses and other assets	121	—
Gain on sale of assets	2,749	—
Net cash received	$45,584	$—

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Cash basis payment	$95,580	$94,722
Straight-line expense	3,935	2,801
Amortization of (above) below market rent, net	(1,733)	(1,959)
Amortization of deferred gain	(1,093)	(1,093)
Facility lease expense	$96,689	$94,471

12.  Income Taxes

The difference in the Company's effective tax rates for the three months ended March 31, 2016 and 2015 was due to an increase in the valuation allowance against the Company's deferred tax assets recorded in 2016 and the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price during the three months ended March 31, 2016. The Company determined that the additional valuation allowance was required after consideration of the Company's future reversal of estimated timing differences. The Company recorded a deferred federal, state and local tax benefit of $13.2 million as a result of the operating loss for the three months ended March 31, 2016, which was off-set by an increase in the valuation allowance of $14.2 million. The Company recorded an aggregate deferred federal, state and local tax benefit of $79.2 million as a result of the operating loss for the three months ended March 31, 2015. The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2016 and December 31, 2015 is $135.8 million and $121.6 million, respectively.

The Company's current tax expense continues to mainly reflect its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2016 and 2015 which are included in income tax expense or benefit for the period. Tax returns for years 2012 through 2014 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At March 31, 2016, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

The Company holds a 51% equity interest, and HCP, Inc. ("HCP") owns a 49% interest, in a venture that owns and operates entry fee CCRCs (the "CCRC Venture"). The CCRC Venture's opco has been identified as a VIE. The equity members of the CCRC Venture's opco share certain operating rights, and the Company acts as manager to the CCRC Venture opco. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the CCRC Venture opco primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable and cash and cash equivalents. The obligations of the CCRC Venture opco primarily consist of community lease obligations, mortgage debt, accounts payable, accrued expenses and refundable entrance fees. Assets generated by the CCRC operations (primarily rents from CCRC residents) of the CCRC Venture opco may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to operate the communities).

The Company holds an equity ownership interest in each of the propco and opco of three ventures ("RIDEA Ventures") that operate senior housing communities in a RIDEA structure. The Company's equity ownership interest is 10% for two of the ventures and 20% for one venture. HCP owns the remaining 90% and 80% equity ownership interests in the RIDEA Ventures. The RIDEA Ventures have been identified as VIEs. The equity members of the RIDEA Ventures share certain operating rights, and the Company acts as manager to the opcos of the RIDEA Ventures. However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the RIDEA Ventures primarily consist of the senior housing communities that it owns, resident fees receivable, and cash and cash equivalents. The obligations of the RIDEA Ventures primarily consist of notes payable to HCP, accounts payable and accrued expenses. Assets generated by the operations of the senior housing communities (primarily rents from senior housing residents) of the RIDEA Ventures may only be used to settle its contractual obligations (primarily the notes payable and operating expenses incurred to operate the communities).

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at March 31, 2016 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$179.2	$179.2
RIDEA Ventures	Investment in unconsolidated ventures	$124.5	$124.5

As of March 31, 2016, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of March 31, 2016, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

Brookdale Ancillary Services. The Company's Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services provided to residents of many of the Company's communities, to other senior living communities that the Company does not own or operate and to seniors living outside of the Company's communities. The Brookdale Ancillary Services segment does not include the therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs - Rental segment.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue
Retirement Centers(1)	$169,426	$163,486
Assisted Living(1)	617,270	617,344
CCRCs - Rental(1)	152,260	155,991
Brookdale Ancillary Services(1)	122,192	115,411
Management Services(2)	202,008	195,649
	$1,263,156	$1,247,881
Segment Operating Income(3)
Retirement Centers	$74,449	$70,524
Assisted Living	220,810	223,506
CCRCs - Rental	35,469	38,571
Brookdale Ancillary Services	14,518	22,742
Management Services	16,780	15,097
	362,026	370,440
General and administrative (including non-cash stock-based compensation expense)	92,621	89,530
Transaction costs	850	6,742
Facility lease expense	96,689	94,471
Depreciation and amortization	127,137	220,427
Asset impairment	3,375	—
Loss on facility lease termination	—	76,143
Income (loss) from operations	$41,354	$(116,873)

	As of
	March 31, 2016	December 31, 2015
Total assets
Retirement Centers	$1,542,954	$1,549,623
Assisted Living	6,294,576	6,347,178
CCRCs - Rental	1,020,500	1,035,371
Brookdale Ancillary Services	288,883	292,540
Corporate and Management Services	841,759	823,852
Total assets	$9,988,672	$10,048,564

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational, sales, marketing and branding initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, pricing, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, the integration of Emeritus, cost savings and synergies, liquidity and leverage, senior housing supply, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and Cash From Facility Operations; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized living and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA, Cash From Facility Operations, and/or Facility Operating Income (as such terms are defined in this Quarterly Report on Form 10-Q). Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and dispositions; our ability to successfully integrate acquisitions, including our acquisition of Emeritus; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and the inability to obtain, or delays in obtaining, cost savings and synergies from the Emeritus acquisition; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of March 31, 2016, we are the largest operator of senior living communities in the United States based on total capacity, with 1,121 communities in 47 states and the ability to serve approximately 108,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of March 31, 2016, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Centers ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

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

Since the closing of our acquisition of Emeritus, we have executed on our plans to integrate legacy Emeritus locations into our systems and infrastructure platform as rapidly as prudently possible.  In 2015, we completed the final cutover waves of integration activities and have a common system and infrastructure platform in place.  We continue to reinforce and refine our operating model and certain processes during 2016.

During the year ended December 31, 2015, we identified 34 owned communities as assets held for sale, with 17 of these communities being sold for an aggregate selling price of approximately $82.9 million during the year ended December 31, 2015. The communities were identified as non-core assets that do not fit our long-term strategy. During the three months ended March 31, 2016, the Company sold seven of these communities previously classified as held for sale for an aggregate selling price of $46.7 million. The sale of the remaining ten communities is expected in 2016, although there can be no assurance that the transactions will close or if they do, when the actual closing will occur.

We increased our liquidity position by $107.3 million during the three months ended March 31, 2016. Our total liquidity was $301.9 million as of March 31, 2016, including $70.9 million of unrestricted cash and cash equivalents and $231.0 million of availability on our secured credit facility. Proceeds from asset sales, community financings and cash flows from operations reduced the outstanding balance on our line of credit to $210.0 million.

As part of our strategic capital allocation growth strategy, we initially projected net capital expenditures of $255.0 to $265.0 million for 2016, excluding recurring capital expenditures included in Cash From Facility Operations.  During the three months ended March 31, 2016, and in an effort to grow our free cash flow, we further refined our strategic capital allocation plans for 2016 by reducing our anticipated net capital expenditures, excluding recurring capital expenditures included in Cash From Facility Operations, by $40.0 to $50.0 million.

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2016 and 2015 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Total revenues	$1,263.2	$1,247.9	$15.3	1.2%
Facility operating expense	$715.9	$696.9	$19.0	2.7%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(48.8)	$(130.5)	$(81.7)	(62.6)%
Adjusted EBITDA	$199.7	$203.4	$(3.8)	(1.8)%
Cash From Facility Operations	$86.2	$88.1	$(1.9)	(2.2)%
Facility Operating Income	$344.3	$354.6	$(10.3)	(2.9)%

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

During the three months ended March 31, 2016, total revenues increased to $1.3 billion, an increase of $15.3 million, or 1.2%, over our total revenues for the three months ended March 31, 2015. Resident fees for the three months ended March 31, 2016 increased $8.9 million, or 0.8%, from the three months ended March 31, 2015. Management fees increased $1.7 million, or 11.1%, from the three months ended March 31, 2015, and reimbursed costs on behalf of managed communities increased $4.7 million, or 2.6%. The increase in resident fees during the three months ended March 31, 2016 was primarily a result of a 4.2% increase in senior housing average monthly revenue per unit compared to the prior year period. The increase was partially offset by the impact of disposition activity since the prior year period and a 190 basis point decrease in weighted average occupancy in the 934 communities we owned or leased during both full periods.

During the three months ended March 31, 2016, facility operating expenses were $715.9 million, an increase of $19.0 million, or 2.7%, as compared to the three months ended March 31, 2015.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the three months ended March 31, 2016 was ($48.8) million, or $(0.26) per basic and diluted common share, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of ($130.5) million, or $(0.71) per basic and diluted common share, for the three months ended March 31, 2015.

During the three months ended March 31, 2016, our Adjusted EBITDA, Cash From Facility Operations and Facility Operating Income decreased by 1.8%, 2.2% and 2.9%, respectively, when compared to the three months ended March 31, 2015. Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $20.0 million for the three months ended March 31, 2016 and $27.3 million for the three months ended March 31, 2015. Cash From Facility Operations includes integration, transaction, transaction-related and strategic project costs of $20.9 million (including $1.0 million of debt modification costs excluded from Adjusted EBITDA) for the three months ended March 31, 2016 and $27.3 million for the three months ended March 31, 2015.

Consolidated Results of Operations

Three Months ended March 31, 2016 and 2015

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

As of March 31, 2016 our total operations included 1,121 communities with a capacity to serve 108,315 residents.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$169,426	$163,486	$5,940	3.6%
Assisted Living	617,270	617,344	(74)	—
CCRCs – Rental	152,260	155,991	(3,731)	(2.4)%
Brookdale Ancillary Services	122,192	115,411	6,781	5.9%
Total resident fees	1,061,148	1,052,232	8,916	0.8%
Management services(1)	202,008	195,649	6,359	3.3%
Total revenue	1,263,156	1,247,881	15,275	1.2%
Expense
Facility operating expense
Retirement Centers	94,977	92,962	2,015	2.2%
Assisted Living	396,460	393,838	2,622	0.7%
CCRCs – Rental	116,791	117,420	(629)	(0.5)%
Brookdale Ancillary Services	107,674	92,669	15,005	16.2%
Total facility operating expense	715,902	696,889	19,013	2.7%
General and administrative expense	92,621	89,530	3,091	3.5%
Transaction costs	850	6,742	(5,892)	(87.4)%
Facility lease expense	96,689	94,471	2,218	2.3%
Depreciation and amortization	127,137	220,427	(93,290)	(42.3)%
Asset impairment	3,375	—	3,375	NM
Loss on facility lease termination	—	76,143	(76,143)	NM
Costs incurred on behalf of managed communities	185,228	180,552	4,676	2.6%
Total operating expense	1,221,802	1,364,754	(142,952)	(10.5)%
Income (loss) from operations	41,354	(116,873)	158,227	135.4%
Interest income	702	427	275	64.4%
Interest expense
Debt	(43,990)	(42,348)	1,642	3.9%
Capital and financing lease obligations	(50,579)	(53,203)	(2,624)	(4.9)%
Amortization of deferred financing costs and debt premium (discount)	(2,310)	(381)	1,929	506.3%
Change in fair value of derivatives	(24)	(550)	(526)	(95.6)%
Debt modification and extinguishment costs	(1,110)	(44)	1,066	NM
Equity in earnings of unconsolidated ventures	1,018	1,484	(466)	(31.4)%
Other non-operating income	7,787	2,491	5,296	212.6%
Income (loss) before income taxes	(47,152)	(208,997)	(161,845)	(77.4)%
(Provision) benefit for income taxes	(1,665)	78,288	(79,953)	(102.1)%
Net income (loss)	(48,817)	(130,709)	(81,892)	(62.7)%
Net (income) loss attributable to noncontrolling interest	42	258	(216)	(83.7)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(48,775)	$(130,451)	$(81,676)	(62.6)%

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,121	1,141	(20)	(1.8)%
Total units operated(2)
Period end	107,574	109,887	(2,313)	(2.1)%
Weighted average	107,554	110,107	(2,553)	(2.3)%
Owned/leased communities units(2)
Period end	80,927	82,928	(2,001)	(2.4)%
Weighted average	80,941	82,922	(1,981)	(2.4)%
Owned/leased communities occupancy rate (weighted average)	86.1%	87.4%	(1.3)%	(1.5)%
Senior Housing average monthly revenue per unit(3)	$4,485	$4,305	$180	4.2%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	95	99	(4)	(4.0)%
Total units(2)
Period end	17,096	17,376	(280)	(1.6)%
Weighted average	17,096	17,369	(273)	(1.6)%
Occupancy rate (weighted average)	88.9%	88.8%	0.1%	0.1%
Senior Housing average monthly revenue per unit(3)	$3,715	$3,533	$182	5.2%
Assisted Living
Number of communities (period end)	820	837	(17)	(2.0)%
Total units(2)
Period end	53,503	55,072	(1,569)	(2.8)%
Weighted average	53,510	55,073	(1,563)	(2.8)%
Occupancy rate (weighted average)	85.6%	87.2%	(1.6)%	(1.8)%
Senior Housing average monthly revenue per unit(3)	$4,493	$4,283	$210	4.9%
CCRCs - Rental
Number of communities (period end)	44	45	(1)	(2.2)%
Total units(2)
Period end	10,328	10,480	(152)	(1.5)%
Weighted average	10,335	10,480	(145)	(1.4)%
Occupancy rate (weighted average)	84.3%	86.0%	(1.7)%	(2.0)%
Senior Housing average monthly revenue per unit(3)	$5,790	$5,744	$46	0.8%
Management Services
Number of communities (period end)	162	160	2	1.3%
Total units(2)
Period end	26,647	26,959	(312)	(1.2)%
Weighted average	26,613	27,185	(572)	(2.1)%
Occupancy rate (weighted average)	87.1%	86.5%	0.6%	0.7%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	509,651	636,413	(126,762)	(19.9)%
Home Health average census	16,490	13,767	2,723	19.8%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $8.9 million, or 0.8%, over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period. During the current period, revenues grew 1.5% at the 934 communities we owned or leased during both full periods with a 3.7% increase in the average monthly revenue per unit (excluding amortization of entrance fees in both instances). The increase was partially offset by the impact of disposition activity since the prior year period and a 190 basis point decrease in weighted average occupancy in the 934 communities we owned or leased during both full periods.

Retirement Centers segment revenue increased $5.9 million, or 3.6%, primarily due to an increase in average monthly revenue per unit at the communities we operated during both full periods. The increase was partially offset by the impact of disposition activity since the prior year period as well as a decrease in occupancy at the communities we operated during both full periods.

Assisted Living segment revenue decreased $0.1 million, primarily due to the impact of disposition and lease termination activity since the prior year period as well as a decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by an increase in average monthly revenue per unit at the communities we operated during both full periods.

CCRCs - Rental segment revenue decreased $3.7 million, or 2.4%, primarily due to the impact of disposition activity since the prior year period as well as a decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by an increase in average monthly revenue per unit at the communities we operated during both full periods.

Brookdale Ancillary Services segment revenue increased $6.8 million, or 5.9%, primarily due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $6.4 million, or 3.3%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both periods.

Facility Operating Expense

Facility operating expense increased over the prior year period primarily due to an increase in salaries and wages arising from rate increases and an extra day of expense due to the leap year. The increase was partially offset by the impact of disposition activity since the prior year period.

Retirement Centers segment operating expenses increased $2.0 million, or 2.2%, primarily driven by an increase in salaries and wages arising from wage rate increases. The increase was partially offset by disposition activity since the prior year period.

Assisted Living segment operating expenses increased $2.6 million, or 0.7%, primarily driven by an increase in salaries and wages arising from wage rate increases. The increase was partially offset by disposition and lease termination activity since the prior year period.

CCRCs - Rental segment operating expenses decreased $0.6 million, or 0.5%, primarily driven by disposition activity since the prior year period. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment operating expenses increased $15.0 million, or 16.2%, primarily due to expense increases in connection with higher census and increased salaries and wage expense as additional employees were hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $3.1 million, or 3.5%, over the prior year period primarily as a result of an increase in strategic project costs. Strategic project costs include costs associated with certain strategic projects related to refining the Company's strategy, building out enterprise-wide capabilities for the post-merger platform (including the electronic medical records ("EMR") roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Transaction Costs

Transaction costs for the three months ended March 31, 2015 were $6.7 million. Transaction costs in the prior year period are primarily related to direct costs related to acquisition and community leasing activity.

Facility Lease Expense

Facility lease expense increased $2.2 million, or 2.3%, primarily due to annual rent increases.

Depreciation and Amortization

Depreciation and amortization expense decreased $93.3 million, or 42.3%, primarily due to amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus reaching full amortization subsequent to the prior year period.

Asset Impairment

Asset impairment for the three months ended March 31, 2016 was $3.4 million primarily due to a decrease in the estimated selling price of assets held for sale.

Loss on Facility Lease Termination

A loss on facility lease termination of $76.1 million was recognized during the three months ended March 31, 2015 for the difference between the amount paid to acquire the underlying real estate associated with 15 communities that were previously leased and the estimated fair value of the communities, net of the deferred lease liabilities previously recognized.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $4.7 million, or 2.6%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full periods.

Interest Expense

Interest expense increased $0.4 million, or 0.4%, primarily due to interest paid on our credit facility.

Income Taxes

The difference in our effective tax rates for the three months ended March 31, 2016 and 2015 was primarily due to recording a valuation allowance against our deferred tax assets and the impact of the negative tax benefit recorded on the vesting of restricted stock during the three months ended March 31, 2016. We recorded an aggregate deferred federal, state and local tax benefit of $13.2 million as a result of the operating loss for the three months ended March 31, 2016, which was off-set by an increase in the valuation allowance of $14.2 million. We recorded an aggregate deferred federal, state and local tax benefit of $79.2 million as a result of the operating loss for the three months ended March 31, 2015.  We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized.  Our valuation allowance as of March 31, 2016 and December 31, 2015 is $135.8 million and $121.6 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended March 31, 2016 and 2015 which are included in income tax expense (benefit) for the period.  Tax returns for years 2012 through 2014 are subject to future examination by tax authorities.  In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$70,343	$10,057
Cash used in investing activities	(74,448)	(231,291)
Cash (used in) provided by financing activities	(13,062)	232,333
Net (decrease) increase in cash and cash equivalents	(17,167)	11,099
Cash and cash equivalents at beginning of period	88,029	104,083
Cash and cash equivalents at end of period	$70,862	$115,182

The increase in cash provided by operating activities of $60.3 million was attributable primarily to the payment of $81.4 million of cash during the prior year period to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities.

The decrease in cash used in investing activities of $156.8 million was primarily attributable to the acquisition of assets related to our acquisition of 15 previously leased communities in the prior year period.

The change in cash (used in) provided by financing activities period over period was primarily attributable to the proceeds from draws on our secured credit facility in connection with certain acquisitions during the prior year period.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	funds generated through unconsolidated venture arrangements;
•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions; and
•	funds raised in the debt or equity markets and proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;
•	cash collateral required to be posted in connection with our financial instruments;
•	purchases of common stock under our share repurchase authorizations;
•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and
•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;
•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs; and
•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2016, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate secured and unsecured letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.3 billion of non-recourse property-level mortgage financings as of March 31, 2016.

At March 31, 2016, we had $3.9 billion of debt outstanding, including $210.0 million drawn on our secured credit facility and excluding capital and financing lease obligations, at a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At March 31, 2016, we had $2.5 billion of capital and financing lease obligations and $86.7 million of letters of credit had been issued under our letter of credit facilities. Approximately $275.7 million of our debt and capital and financing lease obligations are included in current liabilities within our condensed consolidated balance sheet as of March 31, 2016. The current portion of long-term debt includes $60.8 million of mortgage debt related to ten communities classified as held for sale. This debt will either be assumed by the prospective purchasers or be repaid with the proceeds from the sales. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending March 31, 2017, we will be required to make approximately $391.6 million of payments in connection with our existing operating leases.

At March 31, 2016, we had $388.4 million of negative working capital. We had $70.9 million of cash and cash equivalents at March 31, 2016, excluding cash and escrow deposits-restricted and lease security deposits of $111.4 million in the aggregate. As of that date, we also had $231.0 million of availability on our secured credit facility. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have nine Program Max projects that have been approved, most of which have begun construction and are expected to generate 240 net new units.

As part of our strategic capital allocation growth strategy, we initially projected net capital expenditures of $255.0 to $265.0 million for 2016, excluding recurring capital expenditures included in Cash From Facility Operations.  During the three months ended March 31, 2016, and in an effort to grow our free cash flow, we further refined our strategic capital allocation plans for 2016 by reducing our anticipated net capital expenditures, excluding recurring capital expenditures included in Cash From Facility Operations, by $40.0 to $50.0 million. The following table summarizes our actual capital expenditures for the three months ended March 31, 2016 as well as our anticipated capital expenditures for the year ended December 31, 2016 for our consolidated communities (dollars in millions):

	Actual Three Months Ended March 31, 2016	Anticipated 2016 Range
Recurring	$15.3	$74.0 - 81.0
Less: reimbursements	(2.0)	(9.0 - 11.0)
Net recurring(1)	13.3	65.0 - 70.0
Net EBITDA-enhancing / Major Projects(2)	32.5	115.0 - 120.0
Net Program Max(3)	4.2	45.0 - 45.0
Corporate, integration and other(4)	11.3	50.0 - 55.0
Total capital expenditures	$61.2	$275.0 - 290.0

(1)	Payments are included in Cash From Facility Operations.

(2)	Includes EBITDA-enhancing projects (primarily community renovations and apartment upgrades) and other major building infrastructure projects. Amount shown for the three months ended March 31, 2016 is the amount invested, net of third party lessor funding of $7.0 million. Anticipated amounts shown for 2016 are amounts invested or anticipated to be invested, net of approximately $19.0 million to $22.0 million of lessor reimbursements received or anticipated to be received.

(3)	Includes community expansions and major repositioning or upgrade projects. Also includes de novo community developments. Amount shown for the three months ended March 31, 2016 is the amount invested, net of third party lessor funding of $8.8 million. Anticipated amounts shown for 2016 are amounts invested or anticipated to be invested, net of approximately $35.0 million to $38.0 million of lessor reimbursements received or anticipated to be received.

(4)	Corporate, integration and other includes capital expenditures for information technology systems and equipment and expenditures supporting the expansion of our support platform and ancillary services programs.

During 2016, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of $63.0 million to $71.0 million, amounts drawn on construction loans and amounts drawn on our secured credit facility.

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

Credit Facilities

On December 19, 2014, we entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The agreement provides for a total commitment amount of $500.0 million, comprised of a $100.0 million term loan drawn at closing and a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The maturity date is January 3, 2020, and amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin from a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The quarterly commitment fee on the unused portion of the facility is 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.

Amounts drawn on the facility may be used to finance acquisitions, fund working capital and capital expenditures and for other general corporate purposes.

The facility is secured by first priority mortgages on certain of our communities. In addition, the agreement permits us to pledge the equity interests in subsidiaries that own other communities (rather than mortgaging such communities), provided that loan availability from pledged assets cannot exceed 10% of loan availability from mortgaged assets. The availability under the line will vary from time to time as it is based on borrowing base calculations related to the appraised value and performance of the communities securing the facility.

The agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the amended credit agreement, which would result in termination of all commitments under the agreement and all amounts owing under the agreement and certain other loan agreements becoming immediately due and payable and/or trigger cross-default provisions in our other outstanding debt and lease documents.

As of March 31, 2016, we had $210.0 million drawn, $24.2 million of letters of credit outstanding and $231.0 million of availability on our secured credit facility. We also had separate secured and unsecured letter of credit facilities of up to $64.5 million in the aggregate as of March 31, 2016. Letters of credit totaling $62.5 million had been issued under these separate facilities as of that date.

As of March 31, 2016, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 12, 2016.

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Non-GAAP Financial Measures

This quarterly report on Form 10-Q contains financial measures utilized by management to evaluate our financial and operating performance that are not calculated in accordance with GAAP.  Each of these measures, Adjusted EBITDA, Cash From Facility Operations ("CFFO"), and Facility Operating Income, should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, cash flows provided by or used in operations, or other financial measures determined in accordance with GAAP.  We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.  We strongly urge you to review the reconciliations of such measures from GAAP net income (loss), along with our consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA, CFFO, and Facility Operating Income may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner.

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

and including:

•
entrance fee receipts and refunds (excluding (i) first generation entrance fee receipts from the sale of units at a recently opened entrance fee CCRC prior to stabilization and (ii) first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization); and

•	Cash From Facility Operations from unconsolidated ventures.

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

The table below reconciles Adjusted EBITDA from net income (loss) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016(1)	2015(1)
Net income (loss)	$(48,817)	$(130,709)
Provision (benefit) for income taxes	1,665	(78,288)
Equity in earnings of unconsolidated ventures	(1,018)	(1,484)
Debt modification and extinguishment costs	1,110	44
Other non-operating income	(7,787)	(2,491)
Interest expense:
Debt	43,990	42,348
Capital and financing lease obligations	50,579	53,203
Amortization of deferred financing costs and debt (premium) discount	2,310	381
Change in fair value of derivatives	24	550
Interest income	(702)	(427)
Income (loss) from operations	41,354	(116,873)
Depreciation and amortization	127,137	220,427
Asset impairment	3,375	—
Loss on facility lease termination	—	76,143
Straight-line lease expense (income)	3,935	2,801
Amortization of (above) below market lease, net	(1,733)	(1,959)
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(926)	(767)
Non-cash stock-based compensation expense	9,769	8,873
Entrance fee receipts(2)	3,622	2,491
Entrance fee disbursements	(1,128)	(829)
CFFO from unconsolidated ventures	15,354	14,213
Adjusted EBITDA	$199,666	$203,427

(1)	For the three months ended March 31, 2016, the calculation of Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $20.0 million. For the three months ended March 31, 2015, the calculation of Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $27.3 million. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining the Company's strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

Cash From Facility Operations

Definition of Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net income (loss) before:

•	deferred income tax provision (benefit);

•	non-operating (income) expense items;

•	non-cash financing lease interest expense;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	straight-line lease expense (income), net of amortization of (above) below market rents;

•	amortization of deferred gain;

•	amortization of deferred entrance fees;

•	non-cash stock-based compensation expense; and

•	change in future service obligation;

and including:

•
entrance fee receipts and refunds (excluding (i) first generation entrance fee receipts from the sale of units at a recently opened entrance fee CCRC prior to stabilization and (ii) first generation entrance fee refunds not replaced by second generation entrance fee receipts at the recently opened community prior to stabilization);

•	Cash From Facility Operations from unconsolidated ventures;

•	recurring capital expenditures, net;

•	lease financing debt amortization with fair market value or no purchase options; and

•	other.

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

Our definition of and method of calculating CFFO as used herein differs from those presented for periods prior to the fourth quarter of 2015.  As used herein, CFFO is defined and calculated beginning with net income (loss).  Previously, we defined and calculated CFFO beginning with net cash provided by (used in) operations.  The reconciliation for the prior period has been recast to conform to the new definition and method of calculating CFFO; however, the change in definition and method of calculating CFFO had no effect on the amount of CFFO for the prior period.

The table below reconciles CFFO from net income (loss) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,(1)
	2016	2015
Net income (loss)	$(48,817)	$(130,709)
Deferred income tax provision (benefit)	934	(79,237)
Other non-operating income	(7,787)	(2,491)
Equity in earnings of unconsolidated ventures	(1,018)	(1,484)
Debt modification and extinguishment costs	1,110	44
Interest expense
Amortization of deferred financing costs and debt (premium) discount	2,310	381
Change in fair value of derivatives	24	550
Non-cash interest expense on financing lease obligations	6,439	5,700
Loss on facility lease termination	—	76,143
Depreciation and amortization	127,137	220,427
Asset impairment	3,375	—
Straight-line lease expense (income)	3,935	2,801
Amortization of (above) below market lease, net	(1,733)	(1,959)
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(926)	(767)
Non-cash stock-based compensation expense	9,769	8,873
Entrance fee receipts(2)	3,622	2,491
Entrance fee disbursements	(1,128)	(829)
CFFO from unconsolidated ventures	15,354	14,213
Recurring capital expenditures, net	(13,281)	(15,003)
Lease financing debt amortization with fair market value or no purchase option	(13,809)	(12,439)
Other	1,737	2,491
Cash From Facility Operations	$86,154	$88,103

(1)
For the three months ended March 31, 2016, the calculation of CFFO includes integration, transaction, transaction-related and strategic project costs of $20.9 million (including $1.0 million of debt modification costs excluded from Adjusted EBITDA). For the three months ended March 31, 2015, the calculation of CFFO includes integration, transaction, transaction-related and strategic project costs of $27.3 million. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining the Company's strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

(2)	Includes the receipt of refundable and non-refundable entrance fees.

Facility Operating Income

Definition of Facility Operating Income

We define Facility Operating Income as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	depreciation and amortization (including non-cash impairment charges);

•	facility lease expense;

•	general and administrative expense, including non-cash stock-based compensation expense;

•	transaction costs;

•	amortization of deferred entrance fee revenue;

•	change in future service obligation; and

•	management fees.

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

The table below reconciles Facility Operating Income from net income (loss) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(48,817)	$(130,709)
Provision (benefit) for income taxes	1,665	(78,288)
Equity in earnings of unconsolidated ventures	(1,018)	(1,484)
Debt modification and extinguishment costs	1,110	44
Other non-operating income	(7,787)	(2,491)
Interest expense:
Debt	43,990	42,348
Capital and financing lease obligations	50,579	53,203
Amortization of deferred financing costs and debt (premium) discount	2,310	381
Change in fair value of derivatives	24	550
Interest income	(702)	(427)
Income (loss) from operations	41,354	(116,873)
Loss on facility lease termination	—	76,143
Depreciation and amortization	127,137	220,427
Asset impairment	3,375	—
Facility lease expense	96,689	94,471
General and administrative (including non-cash stock-based compensation expense)	92,621	89,530
Transaction costs	850	6,742
Amortization of entrance fees	(926)	(767)
Management fees	(16,780)	(15,097)
Facility Operating Income	$344,320	$354,576

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2016, we had approximately $2.5 billion of long-term fixed rate debt, $1.5 billion of long-term variable rate debt, including our secured credit facility, and $2.5 billion of capital and financing lease obligations. As of March 31, 2016, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of March 31, 2016, $2.5 billion, or 62.8%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of March 31, 2016, $949.9 million, or 24.1%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $516.0 million, or 13.1%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $14.8 million, a 500 basis point increase in interest rates would have an impact of $64.1 million and a 1,000 basis point increase in interest rates would have an impact of $91.4 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2016 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/16 - 01/31/16	-	$-	-	-
02/01/16 - 02/29/16	57,918	14.49	-	-
03/01/16 - 03/31/16	7,978	15.83	-	-
Total	65,896	$14.65	-	-

(1)	Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock.

(2)
See Note 14 to the consolidated financial statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is incorporated herein by reference, for information regarding our share repurchase program.  No shares were purchased pursuant to this authorization during the three months ended March 31, 2016.  As of March 31, 2016, approximately $82.4 million remains available under this share repurchase authorization.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	Chief Financial Officer (Principal Financial Officer)
Date:	May 10, 2016

EXHIBIT INDEX

Exhibit No.	Description

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

4.4	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.3).
10.1	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (Time-Vesting Form for Executive Committee Members).
10.2	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents).
10.3	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members).
10.4	Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.