Form 10-Q
period 2016-06-30
Brookdale Senior Living Inc.
filed 2016-08-09
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 5, 2016, 185,914,848 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of June 30, 2016 (Unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations -
	Three and six months ended June 30, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statement of Equity -
	Six months ended June 30, 2016 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2016 and 2015 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

Signatures		42

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$39,053	$88,029
Cash and escrow deposits – restricted	32,343	32,570
Accounts receivable, net	138,614	144,053
Assets held for sale	354,565	110,620
Prepaid expenses and other current assets, net	137,011	122,671
Total current assets	701,586	497,943
Property, plant and equipment and leasehold intangibles, net	7,691,478	8,031,376
Cash and escrow deposits – restricted	33,254	33,382
Investment in unconsolidated ventures	372,961	371,639
Goodwill	697,128	725,696
Other intangible assets, net	115,134	129,186
Other assets, net	260,791	259,342
Total assets	$9,872,332	$10,048,564
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$265,854	$173,454
Current portion of capital and financing lease obligations	66,697	62,150
Trade accounts payable	78,153	128,006
Accrued expenses	384,444	372,874
Refundable entrance fees and deferred revenue	98,525	99,277
Tenant security deposits	4,425	4,387
Total current liabilities	898,098	840,148
Long-term debt, less current portion	3,442,801	3,459,371
Capital and financing lease obligations, less current portion	2,425,850	2,427,438
Line of credit	186,500	310,000
Deferred liabilities	260,668	266,537
Deferred tax liability	69,382	69,051
Other liabilities	195,582	217,292
Total liabilities	7,478,881	7,589,837
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2016 and December 31, 2015; 193,271,741 and 190,767,191 shares issued and 190,843,340 and 188,338,790 shares outstanding (including 4,942,624 and 3,453,991 unvested restricted shares), respectively	1,908	1,883
Additional paid-in-capital	4,088,290	4,069,283
Treasury stock, at cost; 2,428,401 shares at June 30, 2016 and December 31, 2015	(46,800)	(46,800)
Accumulated deficit	(1,649,703)	(1,565,478)
Total Brookdale Senior Living Inc. stockholders' equity	2,393,695	2,458,888
Noncontrolling interest	(244)	(161)
Total equity	2,393,451	2,458,727
Total liabilities and equity	$9,872,332	$10,048,564

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Resident fees	$1,054,568	$1,043,978	$2,115,716	$2,096,210
Management fees	18,186	14,839	34,966	29,936
Reimbursed costs incurred on behalf of managed communities	186,076	179,367	371,304	359,919
Total revenue	1,258,830	1,238,184	2,521,986	2,486,065

Expense
Facility operating expense (excluding depreciation and amortization of $118,808, $214,116, $232,911 and $422,939, respectively)	693,103	694,991	1,409,005	1,391,880
General and administrative expense (including non-cash stock-based compensation expense of $8,994, $6,851, $18,763 and $15,724, respectively)	90,695	89,545	183,316	179,075
Transaction costs	441	421	1,291	7,163
Facility lease expense	92,682	91,338	189,371	185,809
Depreciation and amortization	133,394	225,645	260,531	446,072
Asset impairment	4,152	—	7,527	—
Loss on facility lease termination	—	—	—	76,143
Costs incurred on behalf of managed communities	186,076	179,367	371,304	359,919
Total operating expense	1,200,543	1,281,307	2,422,345	2,646,061
Income (loss) from operations	58,287	(43,123)	99,641	(159,996)

Interest income	728	382	1,430	809
Interest expense:
Debt	(43,731)	(43,684)	(87,721)	(86,032)
Capital and financing lease obligations	(50,581)	(53,043)	(101,160)	(106,246)
Amortization of deferred financing costs and debt premium (discount)	(2,288)	162	(4,598)	(219)
Change in fair value of derivatives	(4)	(76)	(28)	(626)
Debt modification and extinguishment costs	(186)	—	(1,296)	(44)
Equity in earnings (loss) of unconsolidated ventures	338	(672)	1,356	812
Other non-operating income	2,069	2,654	9,856	5,145
Income (loss) before income taxes	(35,368)	(137,400)	(82,520)	(346,397)
(Provision) benefit for income taxes	(123)	52,593	(1,788)	130,881
Net income (loss)	(35,491)	(84,807)	(84,308)	(215,516)
Net (income) loss attributable to noncontrolling interest	41	260	83	518
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(35,450)	$(84,547)	$(84,225)	$(214,998)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.19)	$(0.46)	$(0.45)	$(1.17)

Weighted average shares used in computing basic and diluted net income (loss) per share	185,825	184,266	185,489	183,974

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30, 2016
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2016	188,339	$1,883	$4,069,283	$(46,800)	$(1,565,478)	$2,458,888	$(161)	$2,458,727
Compensation expense related to restricted stock grants	—	—	18,763	—	—	18,763	—	18,763
Net income (loss)	—	—	—	—	(84,225)	(84,225)	(83)	(84,308)
Issuance of common stock under Associate Stock Purchase Plan	84	1	1,174	—	—	1,175	—	1,175
Restricted stock, net	2,488	25	(25)	—	—	—	—	—
Other	(68)	(1)	(905)	—	—	(906)	—	(906)
Balances at June 30, 2016	190,843	$1,908	$4,088,290	$(46,800)	$(1,649,703)	$2,393,695	$(244)	$2,393,451

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(84,308)	$(215,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	139	44
Depreciation and amortization, net	265,129	446,291
Asset impairment	7,527	—
Equity in earnings of unconsolidated ventures	(1,356)	(812)
Distributions from unconsolidated ventures from cumulative share of net earnings	—	1,450
Amortization of deferred gain	(2,186)	(2,186)
Amortization of entrance fee revenue	(1,939)	(1,697)
Proceeds from deferred entrance fee revenue	7,458	5,313
Deferred income tax provision (benefit)	332	(132,462)
Change in deferred lease liability	3,412	4,720
Change in fair value of derivatives	28	626
Gain on sale of assets	(2,551)	—
Non-cash stock-based compensation	18,763	15,724
Non-cash interest expense on financing lease obligations	13,014	11,516
Amortization of (above) below market lease, net	(3,466)	(3,799)
Other	(3,597)	(1,416)
Changes in operating assets and liabilities:
Accounts receivable, net	5,439	(12,241)
Prepaid expenses and other assets, net	(16,845)	37,493
Accounts payable and accrued expenses	(23,133)	(49,536)
Tenant refundable fees and security deposits	38	(517)
Deferred revenue	(4,059)	7,829
Net cash provided by operating activities	177,839	110,824

Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(1,538)	15,723
Decrease in cash and escrow deposits — restricted	355	10,206
Additions to property, plant and equipment and leasehold intangibles, net	(190,060)	(178,348)
Acquisition of assets, net of related payables	(12,157)	(192,701)
Investment in unconsolidated ventures	(3,733)	(38,609)
Distributions received from unconsolidated ventures	3,602	—
Proceeds from sale of assets, net	45,584	4,993
Other	1,211	2,239
Net cash used in investing activities	(156,736)	(376,497)

Cash Flows from Financing Activities
Proceeds from debt	192,128	165,193
Repayment of debt and capital and financing lease obligations	(128,427)	(84,037)
Proceeds from line of credit	894,500	685,000
Repayment of line of credit	(1,018,000)	(515,000)
Payment of financing costs, net of related payables	(641)	(3,466)
Refundable entrance fees:
Proceeds from refundable entrance fees	1,146	586
Refunds of entrance fees	(1,745)	(1,817)
Cash portion of loss on extinguishment of debt	—	(44)
Payment on lease termination	(9,250)	(7,750)
Other	210	1,421
Net cash (used in) provided by financing activities	(70,079)	240,086
Net decrease in cash and cash equivalents	(48,976)	(25,587)
Cash and cash equivalents at beginning of period	88,029	104,083
Cash and cash equivalents at end of period	$39,053	$78,496

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2016, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 12, 2016.

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

Certain of the Company's communities have residency agreements which require the resident to pay an upfront entrance fee prior to moving into the community. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the resale of the unit. The refundable portion of the fee is not amortized and is included in refundable entrance fees. All refundable amounts due to residents at any time in the future are classified as current liabilities.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (including the Company's secured credit facility but excluding capital and financing lease obligations) with a carrying value of approximately $3.9 billion as of both June 30, 2016 and December 31, 2015. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

During the three months ended June 30, 2016, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. As a result, the Company decreased the accrued reserves for general liability and professional liability and workers compensation claims by $10.8 million and $2.9 million, respectively. The reduction in these accrued reserves decreased facility operating expense by $13.7 million for the three and six months ended June 30, 2016.

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as the classification of awards and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its condensed consolidated financial statements and disclosures.

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

During the three and six months ended June 30, 2016 and 2015, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 4.5 million and 3.8 million for the three months ended June 30, 2016 and 2015, respectively, and 4.2 million and 3.9 million for the six months ended June 30, 2016 and 2015, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of June 30, 2016 and 2015, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of June 30, 2016 and 2015, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions and Dispositions

2016 Community Dispositions

The Company designates communities as held for sale when it is probable that the properties will be sold. The Company records these assets on the condensed consolidated balance sheet at the lesser of the carrying value and fair value less estimated selling costs.  If the carrying value is greater than the fair value less the estimated selling costs, the Company records an impairment charge. The Company allocates a portion of the goodwill of a reporting unit to the disposal if the disposal constitutes a business. The Company determines the fair value of the communities based primarily on purchase and sale agreements from prospective purchasers (Level 2 input). The Company evaluates the fair value of the assets held for sale each period to determine if it has changed. The long-lived assets are not depreciated while classified as held for sale.

As of December 31, 2015, the Company identified 17 communities as held for sale. Impairment charges related to communities identified as held for sale as of December 31, 2015 totaled $15.2 million and were recognized as impairment expense in the fourth quarter of 2015 within the Company's condensed consolidated statements of operations. During the three months ended March 31, 2016, the Company recognized $2.6 million of impairment charges related to these communities previously identified as held for sale, primarily due to changes in the estimated fair value of the assets held for sale.

During the three months ended March 31, 2016, the Company sold seven of the communities previously classified as held for sale for an aggregate selling price of $46.7 million. The Company recorded a $2.7 million net gain on the sale of these communities within the Company's condensed consolidated statement of operations. The results of operations of these communities are reported in the Assisted Living and CCRCs – Rental segments through the disposition dates.

As of June 30, 2016, the Company identified 50 additional owned communities as held for sale. During the three months ended June 30, 2016, the Company entered into an agreement to sell 44 communities for an aggregate sales price of $252.5 million. In addition, the Company entered into agreements to sell six communities for an aggregate sales price of $42.4 million. The results of operations of the 50 communities are reported in the Assisted Living (46 communities), Retirement Center (one community) and CCRCs – Rental (three communities) segments within the condensed consolidated financial statements. Impairment charges related to communities identified as held for sale during the three months ended June 30, 2016 totaled $2.4 million and were recognized as impairment expense in the second quarter of 2016 within the Company's condensed consolidated statements of operations.

As of June 30, 2016, $354.6 million was recorded as assets held for sale and $154.7 million of mortgage debt was included in the current portion of long-term debt within the Company's condensed consolidated balance sheet related to the 60 communities classified as held for sale. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The sale of these communities is expected to occur in the next 12 months, although there can be no assurance that the transactions will close or if they do, when the actual closing will occur.

2015 Community Acquisitions

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments within the condensed consolidated financial statements. The fair value of the communities acquired was determined to approximate $187.2 million. The fair values of the property, plant and equipment of the acquired communities were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements within the fair value hierarchy. The range of capitalization rates utilized was 6.25% to 8.75%, depending upon the property type, geographical location, and the quality of the respective community. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the condensed consolidated statement of operations for the six months ended June 30, 2015, which includes the reversal of $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2015.

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

Current year grants of restricted stock under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2016	2,855	$14.49 – 18.46	$41,371
Three months ended June 30, 2016	115	$15.68 – 18.03	$2,058

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill as of June 30, 2016 and as of December 31, 2015 presented on an operating segment basis (dollars in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Dispositions and Other Reductions	Net	Gross Carrying Amount	Dispositions and Other Reductions	Net
Retirement Centers	$28,141	$(820)	$27,321	$28,141	$(721)	$27,420
Assisted Living	591,814	(48,817)	542,997	591,814	(20,348)	571,466
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$746,765	$(49,637)	$697,128	$746,765	$(21,069)	$725,696

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  The Company determined no impairment was necessary for the six months ended June 30, 2016. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date.

Approximately $28.5 million and $0.1 million of goodwill in the Assisted Living and Retirement Centers segments, respectively, was allocated to communities identified as held for sale during the second quarter of 2016. Refer to Note 4 for more information about the Company's assets held for sale.

The following is a summary of other intangible assets at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$32,970	$—	$32,970	$40,270	$—	$40,270
Health care licenses	66,612	—	66,612	66,612	—	66,612
Trade names	27,800	(19,224)	8,576	27,800	(14,209)	13,591
Other	13,531	(6,555)	6,976	13,531	(4,818)	8,713
Total	$140,913	$(25,779)	$115,134	$148,213	$(19,027)	$129,186

Amortization expense related to definite-lived intangible assets for the three months ended June 30, 2016 and 2015 was $3.9 million and $3.0 million, respectively, and for the six months ended June 30, 2016 and 2015 was $6.8 million and $6.1 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital and financing leases, consisted of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Land	$454,263	$486,567
Buildings and improvements	5,120,742	5,260,826
Leasehold improvements	116,810	100,430
Furniture and equipment	937,658	895,447
Resident and leasehold operating intangibles	765,859	783,434
Construction in progress	83,552	138,054
Assets under capital and financing leases	2,933,330	2,909,653
	10,412,214	10,574,411
Accumulated depreciation and amortization	(2,720,736)	(2,543,035)
Property, plant and equipment and leasehold intangibles, net	$7,691,478	$8,031,376

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. During the three and six months ended June 30, 2016, the Company recorded $2.4 million and $5.0 million, respectively, of impairment charges related to communities identified as held for sale, inclusive of the allocation of goodwill to the disposal. These impairment charges are primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose. Refer to Note 4 for more information about the Company's community dispositions and assets held for sale. The Company recorded $1.8 million and $2.5 million of non-cash impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used for property damage sustained at the communities during the three and six months ended June 30, 2016, respectively.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Mortgage notes payable due 2017 through 2047; weighted average interest rate of 4.58% for the six months ended June 30, 2016, including net debt premium and deferred financing costs of $0.3 million and $3.3 million at June 30, 2016 and December 31, 2015, respectively (weighted average interest rate of 4.51% in 2015)	$3,307,932	$3,246,513
Capital and financing lease obligations payable through 2031; weighted average interest rate of 8.07% for the six months ended June 30, 2016 (weighted average interest rate of 8.11% in 2015)	2,492,546	2,489,588
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $27.7 million and $34.3 million at June 30, 2016 and December 31, 2015, respectively, interest at 2.75% per annum, due June 2018	288,534	281,902
Construction financing due 2019 through 2032; weighted average interest rate of 7.76% for the six months ended June 30, 2016 (weighted average interest rate of 4.84% in 2015)	21,809	24,105
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.94% for the six months ended June 30, 2016, due 2016	11,089	—
Other notes payable, weighted average interest rate of 5.26% for the six months ended June 30, 2016 (weighted average interest rate of 5.16% in 2015) and maturity dates ranging from 2016 to 2020	79,292	80,305
Total debt and capital and financing lease obligations	6,201,202	6,122,413
Less current portion	332,551	235,604
Total long-term debt and capital and financing lease obligations	$5,868,651	$5,886,809

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

As of June 30, 2016, the outstanding balance under this credit facility was $186.5 million. Additionally, there were $22.0 million of letters of credit outstanding under this credit facility. In addition to the sublimit for letters of credit on this credit facility, the Company also had separate secured and unsecured letter of credit facilities of up to $64.5 million in the aggregate as of June 30, 2016. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

2016 Financings

In March 2016, the Company obtained a $100.0 million supplemental loan, secured by first mortgages on ten communities. The loan bears interest at a fixed rate of 4.20% and matures on January 1, 2023. Proceeds from the loan were utilized to pay down the outstanding balance of the credit facility.

As of June 30, 2016, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Six Months Ended June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$175,386	$179,238
Income taxes paid	$1,997	$2,386
Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$158,841	$178,348
Accounts payable	31,219	—
Net cash paid	$190,060	$178,348
Acquisition of assets, net of related payables:
Prepaid expenses and other assets	$—	$(51,506)
Property, plant and equipment and leasehold intangibles, net	19,457	196,196
Other intangible assets, net	(7,300)	(7,293)
Capital and financing lease obligations	—	75,619
Long-term debt	—	(20,000)
Other liabilities	—	(315)
Net cash paid	$12,157	$192,701
Proceeds from sale of assets, net:
Assets held for sale	$42,714	$—
Prepaid expenses and other assets	319	4,993
Gain on sale of assets	2,551	—
Net cash received	$45,584	$4,993
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$—	$13,718
Other intangible assets, net	—	(5,202)
Capital and financing lease obligations	—	(10,812)
Other liabilities	—	2,296
Net	$—	$—
Assets designated as held for sale:
Property, plant and equipment and leasehold intangibles, net	$(261,639)	$—
Assets held for sale	288,659	—
Prepaid expenses and other assets	(836)	—
Goodwill	(28,568)	—
Asset impairment	2,384	—
Net	$—	$—

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of  (above) below market rents and deferred gains (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash basis payment	$96,031	$92,352	$191,611	$187,074
Straight-line (income) expense	(523)	1,919	3,412	4,720
Amortization of (above) below market lease, net	(1,733)	(1,840)	(3,466)	(3,799)
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Facility lease expense	$92,682	$91,338	$189,371	$185,809

12.  Income Taxes

The Company's effective tax rates for three and six months ended June 30, 2016 were (0.3%) and (2.2%), respectively, as compared to 38.3% and 37.8% for three and six month ended June 30, 2015, respectively. The differences in the Company's effective tax rates for the three and six months ended June 30, 2016 and 2015 were due to an increase in the valuation allowance against the Company's deferred tax assets recorded in 2016, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2016, and the non-deductible write-off of goodwill in 2016. The Company determined that an additional valuation allowance was required after consideration of the Company's future reversal of estimated timing differences. The Company recorded an aggregate deferred federal, state and local tax benefit of $3.6 million and $16.8 million as a result of the operating loss for the three and six months ended June 30, 2016, respectively, which was offset by an increase in the valuation allowance of $3.0 million and $17.2 million, respectively. The Company recorded an aggregate deferred federal, state and local tax benefit of $53.2 million and $132.5 million as a result of the operating loss for the three and six months ended June 30, 2015, respectively. The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2016 and December 31, 2015 is $138.8 million and $121.6 million, respectively.

The Company's current tax expense continues to mainly reflect its cash tax position for states that do not allow for or have suspended the use of net operating losses for the period.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the six months ended June 30, 2016 and 2015 which are included in income tax expense or benefit for the period. Tax returns for years 2012 through 2014 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At June 30, 2016, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds an equity ownership interest in each of the propco and opco of three ventures ("RIDEA Ventures") that operate senior housing communities in a RIDEA structure. The Company's equity ownership interest is 10% for two of the ventures and 20% for one venture. HCP owns the remaining 90% and 80% equity ownership interests in the RIDEA Ventures. The RIDEA Ventures have been identified as VIEs. The equity members of the RIDEA Ventures share certain operating rights, and the Company acts as manager to the opcos of the RIDEA Ventures. However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the RIDEA Ventures primarily consist of the senior housing communities that the RIDEA Ventures own, resident fees receivable, and cash and cash equivalents. The obligations of the RIDEA Ventures primarily consist of notes payable, accounts payable and accrued expenses. Assets generated by the operations of the senior housing communities (primarily rents from senior housing residents) of the RIDEA Ventures may only be used to settle its contractual obligations (primarily the notes payable and operating expenses incurred to operate the communities).

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at June 30, 2016 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$177.5	$177.5
RIDEA Ventures	Investment in unconsolidated ventures	$123.4	$123.4

As of June 30, 2016, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of June 30, 2016, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Retirement Centers(1)	$169,990	$164,409	$339,416	$327,895
Assisted Living(1)	613,017	611,838	1,230,287	1,229,182
CCRCs - Rental(1)	148,225	151,561	300,485	307,552
Brookdale Ancillary Services(1)	123,336	116,170	245,528	231,581
Management Services(2)	204,262	194,206	406,270	389,855
	$1,258,830	$1,238,184	$2,521,986	$2,486,065
Segment Operating Income(3)
Retirement Centers	$74,754	$72,044	$149,203	$142,568
Assisted Living	234,085	223,359	454,895	446,865
CCRCs - Rental	33,594	35,860	69,063	74,431
Brookdale Ancillary Services	19,032	17,724	33,550	40,466
Management Services	18,186	14,839	34,966	29,936
	379,651	363,826	741,677	734,266
General and administrative (including non-cash stock-based compensation expense)	90,695	89,545	183,316	179,075
Transaction costs	441	421	1,291	7,163
Facility lease expense	92,682	91,338	189,371	185,809
Depreciation and amortization	133,394	225,645	260,531	446,072
Asset impairment	4,152	—	7,527	—
Loss on facility lease termination	—	—	—	76,143
Income (loss) from operations	$58,287	$(43,123)	$99,641	$(159,996)

	As of
	June 30, 2016	December 31, 2015
Total assets
Retirement Centers	$1,537,614	$1,556,169
Assisted Living	6,248,956	6,354,415
CCRCs - Rental	1,018,017	1,037,384
Brookdale Ancillary Services	281,392	292,540
Corporate and Management Services	786,353	808,056
Total assets	$9,872,332	$10,048,564

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our operational, sales, marketing and branding initiatives and growth strategies and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, pricing, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, the integration of Emeritus, cost savings and synergies, liquidity and leverage, senior housing supply, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition opportunities, asset dispositions, our share repurchase program, taxes, capital deployment, returns on invested capital and Cash From Facility Operations; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized living and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA and/or Cash From Facility Operations (as such terms are defined in this Quarterly Report on Form 10-Q). Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisitions and dispositions on agreed upon terms or at all; our ability to successfully integrate acquisitions, including our acquisition of Emeritus; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and the inability to obtain, or delays in obtaining, cost savings and synergies from the Emeritus acquisition; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of June 30, 2016, we are the largest operator of senior living communities in the United States based on total capacity, with 1,114 communities in 47 states and the ability to serve approximately 107,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of June 30, 2016, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Centers ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

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

We are actively exploring opportunities to rationalize our portfolio through dispositions of owned and leased communities in order to simplify and streamline our business, to increase the quality and durability of our cash flow, and to reduce our debt and lease leverage. As of June 30, 2016, $354.6 million was recorded as assets held for sale and $154.7 million of mortgage debt was included in the current portion of long-term debt with our condensed consolidated balance sheet. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. Our portfolio rationalization efforts have included the following transactions during 2016.

•
As of December 31, 2015, we identified 17 owned communities as assets held for sale. During the three months ended March 31, 2016, we sold seven of these communities comprised of 748 units for an aggregate selling price of $46.7 million, and the results of operations of these communities are reported in the Assisted Living and CCRCs – Rental segments within the condensed consolidated financial statements through the disposition dates. The remaining ten communities are classified as held for sale as of June 30, 2016.

•
During the three months ended June 30, 2016, we entered into an agreement with a third party to sell a 12-state portfolio of 44 owned communities for a sales price of $252.5 million. These 44 communities were classified as held for sale as of June 30, 2016.

•
During the three months ended June 30, 2016, we entered into agreements with other third parties to sell six owned communities for an aggregate sales price of $42.4 million. These six communities were classified as held for sale as of June 30, 2016.

The results of operations of the 60 assets held for sale as of June 30, 2016 are reported in the following segments within the condensed consolidated financial statements:  Assisted Living (56 communities; 3,424 units), CCRCs – Rental (three communities; 498 units) and Retirement Center (one community; 97 units).  The 60 communities had resident fee revenue of approximately $138.0 million and operating expenses of $113.4 million for the twelve months ended June 30, 2016. The closings of the sales of the 60 assets held for sale as of June 30, 2016 are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, and are expected to occur in the next 12 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur. We plan to continue to assess additional opportunities to rationalize our portfolio through dispositions of owned and leased communities during 2016.

We increased our liquidity position by $111.7 million during the six months ended June 30, 2016. Our total liquidity was $306.3 million as of June 30, 2016, including $39.1 million of unrestricted cash and cash equivalents and $267.2 million of availability on our secured credit facility. We used proceeds from asset sales, community financings and cash flows from operations to reduce the outstanding balance on our line of credit to $186.5 million.

We have invested significant capital expenditures into our portfolio to renovate and upgrade communities, which we expect will drive greater occupancy and higher rates in those communities over time. For the year ended December 31, 2015, we spent approximately $361.9 million for capital expenditures, net of lessor reimbursements. We will continue our capital expenditure programs, including our Program Max initiative, but in the near-term at reduced investment levels compared to prior years. In an effort to grow our free cash flow, we have reduced our anticipated net capital expenditures for 2016. We expect to incur net capital expenditures of $275.0 million to $290.0 million for 2016.

The table below presents a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2016 and 2015 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Total revenues	$1,258.8	$1,238.2	$20.6	1.7%
Facility operating expense	$693.1	$695.0	$(1.9)	(0.3)%
Net income (loss)	$(35.5)	$(84.8)	$(49.3)	(58.2)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(35.5)	$(84.5)	$(49.1)	(58.1)%
Adjusted EBITDA	$201.5	$188.4	$13.1	7.0%
Net cash provided by operating activities	$107.5	$100.8	$6.7	6.7%
Cash From Facility Operations	$106.1	$80.9	$25.1	31.1%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Total revenues	$2,522.0	$2,486.1	$35.9	1.4%
Facility operating expense	$1,409.0	$1,391.9	$17.1	1.2%
Net income (loss)	$(84.3)	$(215.5)	$(131.2)	(60.9)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(84.2)	$(215.0)	$(130.8)	(60.8)%
Adjusted EBITDA	$384.2	$376.7	$7.5	2.0%
Net cash provided by operating activities	$177.8	$110.8	$67.0	60.5%
Cash From Facility Operations	$192.2	$169.0	$23.2	13.7%

Adjusted EBITDA and Cash From Facility Operations are non-GAAP financial measures we use in evaluating our operating performance and liquidity, respectively. See "Non-GAAP Financial Measures" below for an explanation of how we define each of these measures, a detailed description of why we believe such measures are useful and the limitations of each measure, and a reconciliation of Adjusted EBITDA from net income (loss) and Cash From Facility Operations from net cash provided by operating activities. Our definitions and calculations of Adjusted EBITDA and Cash From Facility Operations have changed from prior periods.  Prior period amounts of Adjusted EBITDA included in this Quarterly Report on Form 10-Q have been recast to conform to the new definition.  The change in definition of Cash From Facility Operations had no effect on the amounts of Cash From Facility Operations presented in this Quarterly Report on Form 10-Q for this period or prior periods.  See "Non-GAAP Financial Measures" below for a description of the changes to the definitions of Adjusted EBITDA and Cash From Facility Operations.

During the six months ended June 30, 2016, total revenues increased to $2.5 billion, an increase of $35.9 million, or 1.4%, over our total revenues for the six months ended June 30, 2015. Resident fees for the six months ended June 30, 2016 increased $19.5 million, or 0.9%, from the six months ended June 30, 2015. Management fees increased $5.0 million, or 16.8%, from the six months ended June 30, 2015, and reimbursed costs on behalf of managed communities increased $11.4 million, or 3.2%. The increase in resident fees during the six months ended June 30, 2016 was primarily a result of a 3.8% increase in senior housing average monthly revenue per unit compared to the prior year period. The increase in resident fees was partially offset by the impact of disposition activity since the beginning of the prior year period and a 150 basis point decrease in weighted average occupancy in the 930 communities we owned or leased during both full periods. The increase in management fees during the six months ended June 30, 2016 was primarily a result of a $2.5 million increase in incentive fees earned under the terms of our management agreements.

During the six months ended June 30, 2016, facility operating expenses were $1.4 billion, an increase of $17.1 million, or 1.2%, as compared to the six months ended June 30, 2015. The increase in facility operating expenses was primarily due to an increase in salaries and wages arising from wage rate increases.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the six months ended June 30, 2016 was ($84.2) million, or ($0.45) per basic and diluted common share, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of ($215.0) million, or ($1.17) per basic and diluted common share, for the six months ended June 30, 2015. Net income (loss) for the second quarter of 2016 was ($35.5) million, versus net income (loss) of ($84.8) million for the second quarter of 2015. During the six months ended June 30, 2016, our Adjusted EBITDA increased by 2.0% when compared to the six months ended June 30, 2015. Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $37.1 million for the six months ended June 30, 2016 and $56.3 million for the six months ended June 30, 2015.

During the six months ended June 30, 2016, net cash provided by operating activities increased to $177.8 million, an increase of $67.0 million, or 60.5%, over our net cash provided by operating activities for the six months ended June 30, 2015. The increase in net cash provided by operating activities was attributable primarily to the payment of $81.4 million of cash during the prior year period to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities. During the six months ended June 30, 2016, our Cash From Facility Operations increased by 13.7% when compared to the six months ended June 30, 2015. Cash From Facility Operations includes integration, transaction, transaction-related and strategic project costs of $38.3 million (including $1.2 million of debt modification costs excluded from Adjusted EBITDA) for the six months ended June 30, 2016 and $56.3 million for the six months ended June 30, 2015.

Consolidated Results of Operations

Comparison of Three Months ended June 30, 2016 to June 30, 2015

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

As of June 30, 2016 our total operations included 1,114 communities with a capacity to serve 107,315 residents.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$169,990	$164,409	$5,581	3.4%
Assisted Living	613,017	611,838	1,179	0.2%
CCRCs – Rental	148,225	151,561	(3,336)	(2.2)%
Brookdale Ancillary Services	123,336	116,170	7,166	6.2%
Total resident fees	1,054,568	1,043,978	10,590	1.0%
Management services(1)	204,262	194,206	10,056	5.2%
Total revenue	1,258,830	1,238,184	20,646	1.7%
Expense
Facility operating expense
Retirement Centers	95,236	92,365	2,871	3.1%
Assisted Living	378,932	388,479	(9,547)	(2.5)%
CCRCs – Rental	114,631	115,701	(1,070)	(0.9)%
Brookdale Ancillary Services	104,304	98,446	5,858	6.0%
Total facility operating expense	693,103	694,991	(1,888)	(0.3)%
General and administrative expense	90,695	89,545	1,150	1.3%
Transaction costs	441	421	20	4.8%
Facility lease expense	92,682	91,338	1,344	1.5%
Depreciation and amortization	133,394	225,645	(92,251)	(40.9)%
Asset impairment	4,152	—	4,152	NM
Costs incurred on behalf of managed communities	186,076	179,367	6,709	3.7%
Total operating expense	1,200,543	1,281,307	(80,764)	(6.3)%
Income (loss) from operations	58,287	(43,123)	101,410	235.2%
Interest income	728	382	346	90.6%
Interest expense	(96,604)	(96,641)	(37)	NM
Debt modification and extinguishment costs	(186)	—	186	NM
Equity in earnings (loss) of unconsolidated ventures	338	(672)	1,010	150.3%
Other non-operating income	2,069	2,654	(585)	(22.0)%
Income (loss) before income taxes	(35,368)	(137,400)	(102,032)	(74.3)%
(Provision) benefit for income taxes	(123)	52,593	(52,716)	(100.2)%
Net income (loss)	(35,491)	(84,807)	(49,316)	(58.2)%
Net (income) loss attributable to noncontrolling interest	41	260	(219)	(84.2)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(35,450)	$(84,547)	$(49,097)	(58.1)%

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,114	1,136	(22)	(1.9)%
Total units operated(2)
Period end	106,751	109,319	(2,568)	(2.3)%
Weighted average	107,135	109,548	(2,413)	(2.2)%
Owned/leased communities units(2)
Period end	80,519	82,519	(2,000)	(2.4)%
Weighted average	80,700	82,522	(1,822)	(2.2)%
Owned/leased communities occupancy rate (weighted average)	85.8%	86.5%	(0.7)%	(0.8)%
Senior Housing average monthly revenue per unit(3)	$4,476	$4,331	$145	3.3%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	95	98	(3)	(3.1)%
Total units(2)
Period end	17,095	17,268	(173)	(1.0)%
Weighted average	17,095	17,279	(184)	(1.1)%
Occupancy rate (weighted average)	88.9%	88.4%	0.5%	0.6%
Senior Housing average monthly revenue per unit(3)	$3,727	$3,589	$138	3.8%
Assisted Living
Number of communities (period end)	818	833	(15)	(1.8)%
Total units(2)
Period end	53,459	54,673	(1,214)	(2.2)%
Weighted average	53,521	54,700	(1,179)	(2.2)%
Occupancy rate (weighted average)	85.3%	86.4%	(1.1)%	(1.3)%
Senior Housing average monthly revenue per unit(3)	$4,478	$4,316	$162	3.8%
CCRCs - Rental
Number of communities (period end)	43	46	(3)	(6.5)%
Total units(2)
Period end	9,965	10,578	(613)	(5.8)%
Weighted average	10,084	10,543	(459)	(4.4)%
Occupancy rate (weighted average)	83.7%	83.6%	0.1%	0.1%
Senior Housing average monthly revenue per unit(3)	$5,812	$5,697	$115	2.0%
Management Services
Number of communities (period end)	158	159	(1)	(0.6)%
Total units(2)
Period end	26,232	26,800	(568)	(2.1)%
Weighted average	26,435	27,026	(591)	(2.2)%
Occupancy rate (weighted average)	86.8%	85.2%	1.6%	1.9%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	476,530	667,836	(191,306)	(28.6)%
Home Health average census	16,126	13,884	2,242	16.1%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $10.6 million, or 1.0%, over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period. During the current period, revenues grew 1.6% at the 933 communities we owned or leased during both full periods with a 3.0% increase in the average monthly revenue per unit (excluding amortization of entrance fee revenue). The increase was partially offset by the impact of disposition activity since the beginning of the prior year period and a 120 basis point decrease in weighted average occupancy in the 933 communities we owned or leased during both full periods.

Retirement Centers segment revenue increased $5.6 million, or 3.4%, primarily due to a 2.9% increase in average monthly revenue per unit at the communities we operated during both full periods. The increase was partially offset by the impact of disposition activity since the beginning of the prior year period.

Assisted Living segment revenue increased $1.2 million, or 0.2%, primarily due to a 3.4% increase in average monthly revenue per unit at the communities we operated during both full periods. The increase was partially offset by the impact of disposition and lease termination activity since the beginning of the prior year period as well as a 160 basis point decrease in occupancy at the communities we operated during both full periods.

CCRCs - Rental segment revenue decreased $3.3 million, or 2.2%, primarily due to the impact of disposition activity since the beginning of the prior year period as well as a 90 basis point decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by a 1.7% increase in average monthly revenue per unit at the communities we operated during both full periods.

Brookdale Ancillary Services segment revenue increased $7.2 million, or 6.2%, primarily due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $10.1 million, or 5.2%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both periods.

Facility Operating Expense

Facility operating expense decreased over the prior year period primarily due to the impact of disposition and lease termination activity since the beginning of the prior year period and a $13.7 million decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

Retirement Centers segment operating expenses increased $2.9 million, or 3.1%, primarily driven by an increase in salaries and wages arising from wage rate increases. The increase was partially offset by disposition activity since the beginning of the prior year period.

Assisted Living segment operating expenses decreased $9.5 million, or 2.5%, primarily driven by the impact of disposition and lease termination activity since the beginning of the prior year period and a decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

CCRCs - Rental segment operating expenses decreased $1.1 million, or 0.9%, primarily driven by disposition activity since the beginning of the prior year period. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment operating expenses increased $5.9 million, or 6.0%, primarily due to expense increases in connection with higher census and increased salaries and wage expense as additional employees were hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $1.2 million, or 1.3%, over the prior year period primarily as a result of an increase in salaries and wages due to wage rate and bonus accrual increases and an increase in non-cash stock-based compensation expense. The increase was partially offset by a decrease in integration, transaction, transaction-related and strategic project costs.

Facility Lease Expense

Facility lease expense increased $1.3 million, or 1.5%, primarily due to annual rent increases, including the impact of variable rent increases.

Depreciation and Amortization

Depreciation and amortization expense decreased $92.3 million, or 40.9%, primarily due to amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus reaching full amortization subsequent to the prior year period.

Asset Impairment

During the three months ended June 30, 2016, we recorded impairment charges of $4.2 million related to asset impairment for property, plant and equipment and leasehold intangibles for certain communities. We recorded $2.4 million of impairment charges related to 50 communities identified as held for sale as of June 30, 2016, inclusive of the allocation of $28.6 million of goodwill to the disposal groups. Additionally, during the three months ended June 30, 2016, we recorded $1.8 million of non-cash impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used, primarily due to property damage sustained at the communities during the period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $6.7 million, or 3.7%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full periods.

Interest Expense

Interest expense was $96.6 million for both the three months ended June 30, 2016 and 2015.

Income Taxes

The difference in our effective tax rates for the three months ended June 30, 2016 and 2015 was primarily due to recording a valuation allowance against our deferred tax assets and the impact of the non-deductible write-off of goodwill during the three months ended June 30, 2016. We recorded an aggregate deferred federal, state and local tax benefit of $3.6 million as a result of the operating loss for the three months ended June 30, 2016, which was offset by an increase in the valuation allowance of $3.0 million. We recorded an aggregate deferred federal, state and local tax benefit of $53.2 million as a result of the operating loss for the three months ended June 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2016 and December 31, 2015 was $138.8 million and $121.6 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended June 30, 2016 and 2015 which are included in income tax expense (benefit) for the period. Tax returns for years 2012 through 2014 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Six Months ended June 30, 2016 to June 30, 2015

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

(dollars in thousands, except average monthly revenue per unit)	Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$339,416	$327,895	$11,521	3.5%
Assisted Living	1,230,287	1,229,182	1,105	0.1%
CCRCs – Rental	300,485	307,552	(7,067)	(2.3)%
Brookdale Ancillary Services	245,528	231,581	13,947	6.0%
Total resident fees	2,115,716	2,096,210	19,506	0.9%
Management services(1)	406,270	389,855	16,415	4.2%
Total revenue	2,521,986	2,486,065	35,921	1.4%
Expense
Facility operating expense
Retirement Centers	190,213	185,327	4,886	2.6%
Assisted Living	775,392	782,317	(6,925)	(0.9)%
CCRCs – Rental	231,422	233,121	(1,699)	(0.7)%
Brookdale Ancillary Services	211,978	191,115	20,863	10.9%
Total facility operating expense	1,409,005	1,391,880	17,125	1.2%
General and administrative expense	183,316	179,075	4,241	2.4%
Transaction costs	1,291	7,163	(5,872)	(82.0)%
Facility lease expense	189,371	185,809	3,562	1.9%
Depreciation and amortization	260,531	446,072	(185,541)	(41.6)%
Asset impairment	7,527	—	7,527	—
Loss on facility lease termination	—	76,143	(76,143)	NM
Costs incurred on behalf of managed communities	371,304	359,919	11,385	3.2%
Total operating expense	2,422,345	2,646,061	(223,716)	(8.5)%
Income (loss) from operations	99,641	(159,996)	259,637	162.3%
Interest income	1,430	809	621	76.8%
Interest expense	(193,507)	(193,123)	384	0.2%
Debt modification and extinguishment costs	(1,296)	(44)	1,252	NM
Equity in earnings of unconsolidated ventures	1,356	812	544	67.0%
Other non-operating income	9,856	5,145	4,711	91.6%
Income (loss) before income taxes	(82,520)	(346,397)	(263,877)	(76.2)%
(Provision) benefit for income taxes	(1,788)	130,881	(132,669)	(101.4)%
Net income (loss)	(84,308)	(215,516)	(131,208)	(60.9)%
Net (income) loss attributable to noncontrolling interest	83	518	(435)	(84.0)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(84,225)	$(214,998)	$(130,773)	(60.8)%

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,114	1,136	(22)	(1.9)%
Total units operated(2)
Period end	106,751	109,319	(2,568)	(2.3)%
Weighted average	107,344	109,829	(2,485)	(2.3)%
Owned/leased communities units(2)
Period end	80,519	82,519	(2,000)	(2.4)%
Weighted average	80,820	82,723	(1,903)	(2.3)%
Owned/leased communities occupancy rate (weighted average)	86.0%	86.9%	(0.9)%	(1.0)%
Senior Housing average monthly revenue per unit(3)	$4,481	$4,318	$163	3.8%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	95	98	(3)	(3.1)%
Total units(2)
Period end	17,095	17,268	(173)	(1.0)%
Weighted average	17,095	17,324	(229)	(1.3)%
Occupancy rate (weighted average)	88.9%	88.6%	0.3%	0.3%
Senior Housing average monthly revenue per unit(3)	$3,721	$3,561	$160	4.5%
Assisted Living
Number of communities (period end)	818	833	(15)	(1.8)%
Total units(2)
Period end	53,459	54,673	(1,214)	(2.2)%
Weighted average	53,516	54,887	(1,371)	(2.5)%
Occupancy rate (weighted average)	85.4%	86.8%	(1.4)%	(1.6)%
Senior Housing average monthly revenue per unit(3)	$4,485	$4,299	$186	4.3%
CCRCs - Rental
Number of communities (period end)	43	46	(3)	(6.5)%
Total units(2)
Period end	9,965	10,578	(613)	(5.8)%
Weighted average	10,209	10,512	(303)	(2.9)%
Occupancy rate (weighted average)	84.0%	84.8%	(0.8)%	(0.9)%
Senior Housing average monthly revenue per unit(3)	$5,801	$5,721	$80	1.4%
Management Services
Number of communities (period end)	158	159	(1)	(0.6)%
Total units(2)
Period end	26,232	26,800	(568)	(2.1)%
Weighted average	26,524	27,106	(582)	(2.1)%
Occupancy rate (weighted average)	86.9%	85.9%	1.0%	1.2%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	986,181	1,304,249	(318,068)	(24.4)%
Home Health average census	16,308	13,826	2,482	18.0%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)	Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $19.5 million, or 0.9%, over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period. During the current year period, revenues grew 1.6% at the 930 communities we owned or leased during both full periods with a 3.3% increase in the average monthly revenue per unit (excluding amortization of entrance fee revenue). The increase was partially offset by the impact of disposition activity since the beginning of the prior year period and a 150 basis point decrease in weighted average occupancy in the 930 communities we owned or leased during both full periods.

Retirement Centers segment revenue increased $11.5 million, or 3.5%, primarily due to a 3.3% increase in average monthly revenue per unit at the communities we operated during both full periods. The increase was partially offset by the impact of disposition activity since the beginning of the prior year period as well as a 40 basis point decrease in occupancy at the communities we operated during both full periods.

Assisted Living segment revenue increased $1.1 million, or 0.1%, primarily due to a 3.8% increase in average monthly revenue per unit at the communities we operated during both full periods. The increase was partially offset by the impact of disposition and lease termination activity since the beginning of the prior year period as well as a 180 basis point decrease in occupancy at the communities we operated during both full periods.

CCRCs - Rental segment revenue decreased $7.1 million, or 2.3%, primarily due to the impact of disposition activity since the beginning of the prior year period as well as a 160 basis point decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by a 1.7% increase in average monthly revenue per unit at the communities we operated during both full periods.

Brookdale Ancillary Services segment revenue increased $13.9 million, or 6.0%, primarily due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period. The increase was partially offset by a decrease in therapy service volume.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $16.4 million, or 4.2%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both periods.

Facility Operating Expense

Facility operating expense increased $17.1 million, or 1.2% over the prior year period primarily due to an increase in salaries and wages arising from wage rate increases. The increase was partially offset by the impact of disposition and lease termination activity since the beginning of the prior year period and a $13.7 million decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience.

Retirement Centers segment operating expenses increased $4.9 million, or 2.6%, primarily driven by an increase in salaries and wages arising from wage rate increases. The increase was partially offset by disposition activity since the beginning of the prior year period.

Assisted Living segment operating expenses decreased $6.9 million, or 0.9%, primarily driven by the impact of disposition and lease termination activity since the beginning of the prior year period and a decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

CCRCs - Rental segment operating expenses decreased $1.7 million, or 0.7%, primarily driven by disposition activity since the beginning of the prior year period. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment operating expenses increased $20.9 million, or 10.9%, primarily due to expense increases in connection with higher census and increased salaries and wage expense as additional employees were hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $4.2 million, or 2.4%, over the prior year period primarily as a result of an increase in salaries and wages due to wage rate and bonus accrual increases and an increase in non-cash stock-based compensation expense. The increase was partially offset by a decrease in integration, transaction, transaction-related and strategic project costs.

Transaction Costs

Transaction costs decreased $5.9 million, or 82.0%. Transaction costs for the six months ended June 30, 2015 were $7.2 million. Transaction costs in the prior year period are primarily related to direct costs related to acquisition and community leasing activity.

Facility Lease Expense

Facility lease expense increased $3.6 million, or 1.9%, primarily due to annual rent increases, including the impact of variable rent increases.

Depreciation and Amortization

Depreciation and amortization expense decreased $185.5 million, or 41.6%, primarily due to amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus reaching full amortization subsequent to the prior year period.

Asset Impairment

During the six months ended June 30, 2016, we recorded impairment charges of $7.5 million related to asset impairment for property, plant and equipment and leasehold intangibles for certain communities. We recorded $5.0 million of impairment charges related to communities identified as held for sale. The remainder of the impairment charges primarily relate to non-cash impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used, primarily due to property damage sustained at the communities during the period.

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

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $11.4 million, or 3.2%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full periods.

Interest Expense

Interest expense increased $0.4 million, or 0.2%, primarily due to an increase in interest paid on our outstanding long-term debt balance which has increased subsequent to the beginning of the prior year period.

Income Taxes

The difference in our effective tax rates for the six months ended June 30, 2016 and 2015 was due to an increase in the valuation allowance against our deferred tax assets recorded, the negative tax benefit on the vesting of restricted stock, a direct result of our lower stock price, and the non-deductible write-off of goodwill during the six months ended June 30, 2016. We determined that an additional valuation allowance was required after consideration of our future reversal of estimated timing differences. We recorded an aggregate deferred federal, state and local tax benefit of $16.8 million as a result of the operating loss for the six months ended June 30, 2016, which was offset by an increase in the valuation allowance of $17.2 million. We recorded an aggregate deferred federal, state and local tax benefit of $132.5 million as a result of the operating loss for the six months ended June 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2016 and December 31, 2015 was $138.8 million and $121.6 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the six months ended June 30, 2016 and 2015 which are included in income tax expense or benefit for the period. Tax returns for years 2012 through 2014 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$177,839	$110,824
Net cash used in investing activities	(156,736)	(376,497)
Net cash (used in) provided by financing activities	(70,079)	240,086
Net decrease in cash and cash equivalents	(48,976)	(25,587)
Cash and cash equivalents at beginning of period	88,029	104,083
Cash and cash equivalents at end of period	$39,053	$78,496

The increase in net cash provided by operating activities of $67.0 million was attributable primarily to the payment of $81.4 million of cash during the prior year period to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities.

The decrease in net cash used in investing activities of $219.8 million was primarily attributable to the acquisition of assets related to our acquisition of 15 previously leased communities in the prior year period as well as $45.6 million of net proceeds from the sale of assets in the current year period.

The change in net cash (used in) provided by financing activities period over period was primarily attributable to $123.5 million of cash used to pay down the balance of our secured credit facility during the current year period.

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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2016, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate secured and unsecured letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.3 billion of non-recourse property-level mortgage financings as of June 30, 2016.

At June 30, 2016, we had $3.9 billion of debt outstanding, including $186.5 million drawn on our secured credit facility and excluding capital and financing lease obligations, at a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At June 30, 2016, we had $2.5 billion of capital and financing lease obligations and $86.4 million of letters of credit had been issued under our letter of credit facilities. Approximately $332.6 million of our debt and capital and financing lease obligations are included in current liabilities within our condensed consolidated balance sheet as of June 30, 2016. The current portion of long-term debt includes $154.7 million of mortgage debt related to communities classified as held for sale. This debt will either be repaid with the proceeds from the sale of the $354.6 million of assets held for sale or be assumed by the prospective purchasers. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending June 30, 2017, we will be required to make approximately $386.9 million of payments in connection with our existing operating leases.

At June 30, 2016, we had $196.5 million of negative working capital. We had $39.1 million of cash and cash equivalents at June 30, 2016, excluding cash and escrow deposits-restricted and lease security deposits of $111.5 million in the aggregate. As of that date, we also had $267.2 million of availability on our secured credit facility. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have nine Program Max projects that have been approved, most of which have begun construction and are expected to generate 207 net new units.

We have invested significant capital expenditures into our portfolio to renovate and upgrade communities, which we expect will drive greater occupancy and higher rates in those communities over time. For the year ended December 31, 2015, we spent approximately $361.9 million for capital expenditures, net of lessor reimbursements. We will continue our capital expenditure programs, including our Program Max initiative, but in the near-term at reduced investment levels compared to prior years. In an effort to grow our free cash flow, we have reduced our anticipated net capital expenditures for 2016. We expect to incur net capital expenditures of $275.0 million to $290.0 million for 2016. The following table summarizes our actual capital expenditures for the six months ended June 30, 2016 as well as our anticipated capital expenditures for the year ended December 31, 2016 for our consolidated communities (dollars in millions):

	Actual Six Months Ended June 30, 2016	Anticipated 2016 Range
Recurring	$31.3	$74.0 - 81.0
Less: reimbursements	(4.3)	(9.0 - 11.0)
Net recurring(1)	27.0	65.0 - 70.0
Net EBITDA-enhancing / Major Projects(2)	61.1	115.0 - 120.0
Corporate, integration and other(3)	27.7	50.0 - 55.0
Non-development capital expenditures	115.8	230.0 - 245.0

Development capital expenditures (Net Program Max(4))	10.7	45.0 - 45.0
Total capital expenditures	$126.5	$275.0 - 290.0

(1)	Payments are included in Cash From Facility Operations.

(2)	Includes EBITDA-enhancing projects (primarily community renovations and apartment upgrades) and other major building infrastructure projects. Amount shown for the six months ended June 30, 2016 is the amount invested, net of third party lessor reimbursements of $12.8 million. Anticipated amounts shown for 2016 are amounts invested or anticipated to be invested, net of approximately $19.0 million to $22.0 million of lessor reimbursements received or anticipated to be received.

(3)	Corporate, integration and other includes capital expenditures for information technology systems and equipment and expenditures supporting the expansion of our support platform and ancillary services programs.

(4)	Includes community expansions and major repositioning or upgrade projects. Also includes de novo community developments. Amount shown for the six months ended June 30, 2016 is the amount invested, net of third party lessor reimbursements of $15.2 million. Anticipated amounts shown for 2016 are amounts invested or anticipated to be invested, net of approximately $35.0 million to $38.0 million of lessor reimbursements received or anticipated to be received.

During 2016, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of $63.0 million to $71.0 million, amounts drawn on construction loans and amounts drawn on our secured credit facility.

As opportunities arise, we plan to selectively purchase communities, asset portfolios, home health agencies and operating companies. We may also seek to acquire the fee interest in communities that we currently lease or manage. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the interests of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, any of which could reduce the growth of our business.

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

As of June 30, 2016, we had $186.5 million drawn, $22.0 million of letters of credit outstanding and $267.2 million of availability on our secured credit facility. We also had separate secured and unsecured letter of credit facilities of up to $64.5 million in the aggregate as of June 30, 2016. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of June 30, 2016, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial measures utilized by management to evaluate our operating performance and liquidity that are not calculated in accordance with GAAP.  Each of these measures, Adjusted EBITDA and Cash From Facility Operations ("CFFO"), should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities, or other financial measures determined in accordance with GAAP.  We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

We strongly urge you to review the reconciliations of Adjusted EBITDA from net income (loss) and CFFO from net cash provided by (used in) operating activities, along with our consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and CFFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner.

Adjusted EBITDA

Definition of Adjusted EBITDA

Our definition of Adjusted EBITDA has changed from prior periods, and prior period amounts of Adjusted EBITDA included in this Quarterly Report on Form 10-Q have been recast to conform to the new definition.  The new definition of Adjusted EBITDA reflects the removal of the following adjustments to net income (loss) used in the previous definition:  the addition of CFFO from unconsolidated ventures and entrance fee receipts, net of refunds, and the subtraction of amortization of entrance fees.

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	depreciation and amortization (including non-cash impairment charges);

•	(gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination);

•	straight-line lease expense (income), net of amortization of (above) below market rents;

•	amortization of deferred gain;

•	non-cash stock-based compensation expense; and

•	change in future service obligation.

Management's Use of Adjusted EBITDA

We use Adjusted EBITDA to assess our overall operating performance. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current operating goals as well as achieve optimal operating performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of operating performance, independent of items that are beyond the control of management in the short-term, such as the change in the liability for the obligation to provide future services under existing lifecare contracts, depreciation and amortization (including non-cash impairment charges), straight-line lease expense (income), taxation and interest expense associated with our capital structure. This metric measures our operating performance based on operational factors that management can impact in the short-term, namely revenues and the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the operating performance of the business on a regular basis. We believe that Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. Material limitations in making the adjustments to our net income (loss) to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities (or facility lease termination) and extinguishment of debt activities generally represent charges (gains), which may significantly affect our operating results; and

•
depreciation and amortization and asset impairment represent the wear and tear and/or reduction in value of our communities and other assets, which affects the services we provide to residents and may be indicative of future needs for capital expenditures.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because it is helpful in identifying trends in our day-to-day performance since the items excluded have little or no significance to our day-to-day operations and it provides an assessment of our revenue and expense management.

The table below reconciles Adjusted EBITDA from net income (loss) for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,(1)		Six Months Ended June 30,(1)
	2016	2015	2016	2015
Net income (loss)	$(35,491)	$(84,807)	$(84,308)	$(215,516)
Provision (benefit) for income taxes	123	(52,593)	1,788	(130,881)
Equity in (earnings) loss of unconsolidated ventures	(338)	672	(1,356)	(812)
Debt modification and extinguishment costs	186	—	1,296	44
Other non-operating income	(2,069)	(2,654)	(9,856)	(5,145)
Interest expense	96,604	96,641	193,507	193,123
Interest income	(728)	(382)	(1,430)	(809)
Income (loss) from operations	58,287	(43,123)	99,641	(159,996)
Depreciation and amortization	133,394	225,645	260,531	446,072
Asset impairment	4,152	—	7,527	—
Loss on facility lease termination	—	—	—	76,143
Straight-line lease expense (income)	(523)	1,919	3,412	4,720
Amortization of (above) below market lease, net	(1,733)	(1,840)	(3,466)	(3,799)
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Non-cash stock-based compensation expense	8,994	6,851	18,763	15,724
Adjusted EBITDA	$201,478	$188,359	$384,222	$376,678

(1)	For the three and six months ended June 30, 2016, the calculation of Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $17.1 million and $37.1 million, respectively. For the three and six months ended June 30, 2015, the calculation of Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $29.0 million and $56.3 million, respectively. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Cash From Facility Operations

Definition of Cash From Facility Operations

We are now reporting CFFO as a measure of liquidity, and as such the definition of CFFO from previous periodic reports has been revised to reflect the reconciliation of such measure from net cash provided by (used in) operating activities. However, the amounts included in the calculation of CFFO have not changed, and the change in the definition of CFFO had no effect on the amounts of CFFO presented in this Quarterly Report on Form 10-Q for this period or prior periods.

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by (used in) operating activities before:

•	changes in operating assets and liabilities;

•	gain (loss) on facility lease termination;

•	distributions from unconsolidated ventures from cumulative share of net earnings;

and adjusted for:

•	recurring capital expenditures, net;

•	lease financing debt amortization with fair market value or no purchase options;

•	proceeds from refundable entrance fees;

•	refunds of entrance fees;

•	CFFO of unconsolidated ventures; and

•	other.

Recurring capital expenditures include routine expenditures capitalized in accordance with GAAP that are funded from current operations. Amounts excluded from recurring capital expenditures consist primarily of capital expenditures related to community expansions, renovations and major projects (including major community redevelopment and repositioning projects), the development of new communities and corporate capital expenditures (including systems projects and integration capital expenditures) that are funded using lease or financing proceeds, available cash and/or proceeds from the sale of communities.

CFFO of unconsolidated ventures represents our proportionate share of CFFO of our unconsolidated ventures based on our equity ownership percentage and is calculated for each unconsolidated venture in a manner consistent with the definition of CFFO for our consolidated entities. Our investments in our unconsolidated ventures are accounted for under the equity method of accounting.

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness, including our credit facilities, (ii) to review our ability to pay dividends to stockholders or engage in share repurchases, (iii) to review our ability to make capital expenditures, (iv) for planning purposes, including preparation of our annual budget and (v) in making compensation determinations for certain of our associates (including our named executive officers).

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool. Material limitations in making the adjustments to our net cash provided by (used in) operating activities to calculate CFFO, and using this non-GAAP financial measure as compared to GAAP net cash provided by (used in) operating activities, include:

•
CFFO does not represent cash available for dividends or discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures not reflected in the measure;

•
the cash portion of non-recurring charges related to gain (loss) on lease termination and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results;

•	CFFO of unconsolidated ventures does not represent cash available directly for use by our consolidated business.

We believe CFFO is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders or engage in share repurchases and (3) our ability to make capital expenditures.

The table below reconciles CFFO from net cash provided by (used in) operating activities for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,(1)		Six Months Ended June 30,(1)
	2016	2015	2016	2015
Net cash provided by operating activities	$107,496	$100,767	$177,839	$110,824
Net cash used in investing activities	(82,288)	(145,206)	(156,736)	(376,497)
Net cash (used in) provided by financing activities	(57,017)	7,753	(70,079)	240,086
Net decrease in cash and cash equivalents	$(31,809)	$(36,686)	$(48,976)	$(25,587)

Net cash provided by operating activities	$107,496	$100,767	$177,839	$110,824
Changes in operating assets and liabilities	10,420	547	38,560	16,972
Refundable entrance fee received	611	550	1,146	586
Entrance fee refunds disbursed	(617)	(988)	(1,745)	(1,817)
Recurring capital expenditures, net	(13,668)	(17,425)	(26,949)	(32,428)
Lease financing debt amortization with fair market value or no purchase options	(14,117)	(12,756)	(27,926)	(25,195)
Loss on facility lease termination	—	—	—	76,143
Distributions from unconsolidated ventures from cumulative share of net earnings	—	(950)	—	(1,450)
CFFO of unconsolidated ventures	15,939	11,177	31,293	25,390
Cash From Facility Operations	$106,064	$80,922	$192,218	$169,025

(1)	For the three and six months ended June 30, 2016, the calculation of CFFO includes integration, transaction, transaction-related and strategic project costs of $17.3 million and $38.3 million (including $1.2 million of debt modification costs excluded from Adjusted EBITDA). For the three and six months ended June 30, 2015, the calculation of CFFO includes integration, transaction, transaction-related and strategic project costs of $29.0 million and $56.3 million, respectively. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2016, we had approximately $2.5 billion of long-term fixed rate debt, $1.4 billion of long-term variable rate debt, including our secured credit facility, and $2.5 billion of capital and financing lease obligations. As of June 30, 2016, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of June 30, 2016, $2.5 billion, or 63.1%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of June 30, 2016, $814.2 million, or 20.9%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $623.5 million, or 16.0%, of our long-term debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $14.5 million, a 500 basis point increase in interest rates would have an impact of $66.4 million and a 1,000 basis point increase in interest rates would have an impact of $99.0 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

The following risk factor reflects certain modifications of, or additions to, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On June 8, 2016, the Centers for Medicare & Medicaid Services (CMS) announced that it is implementing a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, and Texas beginning in 2016, and in the states of Michigan and Massachusetts beginning in 2017. We derive a significant portion of our home health revenue from these states. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. The pre-claim review demonstration may result in an increase in administrative costs or reimbursement delays related to home health services in such states, which could have an adverse effect on our results of operations and cash flow.

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

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2016 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2016 - 4/30/2016	-	-	-	-
5/1/2016 - 5/31/2016	128	18.03	-	-
6/1/2016 - 6/30/2016	2,010	15.44	-	-
Total	2,138	15.60	-	-

(1)	Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock.

(2)
See Note 14 to the consolidated financial statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is incorporated herein by reference, for information regarding our share repurchase program.  No shares were purchased pursuant to this authorization during the six months ended June 30, 2016.  As of June 30, 2016, approximately $82.4 million remains available under this share repurchase authorization.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	Chief Financial Officer (Principal Financial Officer)
Date:	August 9, 2016

EXHIBIT INDEX

Exhibit No.	Description

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

4.4	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.3).
10.1	Form of Outside Director Restricted Stock Unit Agreement under the Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan.
10.2
Addendum to Offer Letter dated April 6, 2016 between the Company and Labeed S. Diab (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2016 (File No. 001-32641)).

10.3
Addendum to Offer Letter dated April 6, 2016 between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 12, 2016 (File No. 001-32641)).

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