Form 10-Q
period 2016-09-30
Brookdale Senior Living Inc.
filed 2016-11-03
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 28, 2016, 186,060,769 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	As of September 30, 2016 (Unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations -
	Three and nine months ended September 30, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statement of Equity -
	Nine months ended September 30, 2016 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2016 and 2015 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

Signatures		46

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$74,184	$88,029
Cash and escrow deposits – restricted	38,225	32,570
Accounts receivable, net	135,455	144,053
Assets held for sale	173,481	110,620
Prepaid expenses and other current assets, net	132,549	122,671
Total current assets	553,894	497,943
Property, plant and equipment and leasehold intangibles, net	7,621,903	8,031,376
Cash and escrow deposits – restricted	29,537	33,382
Investment in unconsolidated ventures	366,800	371,639
Goodwill	697,128	725,696
Other intangible assets, net	113,619	129,186
Other assets, net	249,402	259,342
Total assets	$9,632,283	$10,048,564
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$196,683	$173,454
Current portion of capital and financing lease obligations	68,693	62,150
Trade accounts payable	70,669	128,006
Accrued expenses	345,398	372,874
Refundable entrance fees and deferred revenue	115,029	99,277
Tenant security deposits	3,694	4,387
Total current liabilities	800,166	840,148
Long-term debt, less current portion	3,442,677	3,459,371
Capital and financing lease obligations, less current portion	2,422,841	2,427,438
Line of credit	100,000	310,000
Deferred liabilities	260,140	266,537
Deferred tax liability	72,854	69,051
Other liabilities	183,209	217,292
Total liabilities	7,281,887	7,589,837
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2016 and December 31, 2015; 193,198,262 and 190,767,191 shares issued and 190,769,861 and 188,338,790 shares outstanding (including 4,711,791 and 3,453,991 unvested restricted shares), respectively	1,908	1,883
Additional paid-in-capital	4,096,963	4,069,283
Treasury stock, at cost; 2,428,401 shares at September 30, 2016 and December 31, 2015	(46,800)	(46,800)
Accumulated deficit	(1,701,388)	(1,565,478)
Total Brookdale Senior Living Inc. stockholders' equity	2,350,683	2,458,888
Noncontrolling interest	(287)	(161)
Total equity	2,350,396	2,458,727
Total liabilities and equity	$9,632,283	$10,048,564

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Resident fees	$1,042,831	$1,040,082	$3,158,547	$3,136,292
Management fees	15,532	14,694	50,498	44,630
Reimbursed costs incurred on behalf of managed communities	187,763	184,065	559,067	543,984
Total revenue	1,246,126	1,238,841	3,768,112	3,724,906

Expense
Facility operating expense (excluding depreciation and amortization of $118,756, $148,120, $351,667 and $571,059, respectively)	704,221	699,720	2,113,226	2,091,600
General and administrative expense (including non-cash stock-based compensation expense of $8,455, $10,147, $27,218 and $25,871, respectively)	63,425	99,534	246,741	278,609
Transaction costs	659	—	1,950	7,163
Facility lease expense	92,519	91,144	281,890	276,953
Depreciation and amortization	130,783	160,715	391,314	606,787
Asset impairment	19,111	—	26,638	—
Loss on facility lease termination	—	—	—	76,143
Costs incurred on behalf of managed communities	187,763	184,065	559,067	543,984
Total operating expense	1,198,481	1,235,178	3,620,826	3,881,239
Income (loss) from operations	47,645	3,663	147,286	(156,333)

Interest income	809	399	2,239	1,208
Interest expense:
Debt	(43,701)	(43,972)	(131,422)	(130,004)
Capital and financing lease obligations	(50,401)	(53,217)	(151,561)	(159,463)
Amortization of deferred financing costs and debt premium (discount)	(2,380)	(616)	(6,978)	(835)
Change in fair value of derivatives	—	(164)	(28)	(790)
Debt modification and extinguishment costs	(1,944)	(6,736)	(3,240)	(6,780)
Equity in (loss) earnings of unconsolidated ventures	(878)	(1,578)	478	(766)
Other non-operating income	3,281	3,089	13,137	8,234
Income (loss) before income taxes	(47,569)	(99,132)	(130,089)	(445,529)
(Provision) benefit for income taxes	(4,159)	30,796	(5,947)	161,677
Net income (loss)	(51,728)	(68,336)	(136,036)	(283,852)
Net (income) loss attributable to noncontrolling interest	43	116	126	634
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(51,685)	$(68,220)	$(135,910)	$(283,218)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.28)	$(0.37)	$(0.73)	$(1.54)

Weighted average shares used in computing basic and diluted net income (loss) per share	185,946	184,570	185,641	184,175

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended September 30, 2016
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2016	188,339	$1,883	$4,069,283	$(46,800)	$(1,565,478)	$2,458,888	$(161)	$2,458,727
Compensation expense related to restricted stock grants	—	—	27,218	—	—	27,218	—	27,218
Net income (loss)	—	—	—	—	(135,910)	(135,910)	(126)	(136,036)
Issuance of common stock under Associate Stock Purchase Plan	125	1	1,814	—	—	1,815	—	1,815
Restricted stock, net	2,400	24	(24)	—	—	—	—	—
Other	(94)	—	(1,328)	—	—	(1,328)	—	(1,328)
Balances at September 30, 2016	190,770	$1,908	$4,096,963	$(46,800)	$(1,701,388)	$2,350,683	$(287)	$2,350,396

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(136,036)	$(283,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	375	44
Depreciation and amortization, net	398,292	607,622
Asset impairment	26,638	—
Equity in (loss) earnings of unconsolidated ventures	(478)	766
Distributions from unconsolidated ventures from cumulative share of net earnings	6,400	7,825
Amortization of deferred gain	(3,279)	(3,279)
Amortization of entrance fee revenue	(3,111)	(2,316)
Proceeds from deferred entrance fee revenue	11,327	8,887
Deferred income tax provision (benefit)	3,804	(164,014)
Change in deferred lease liability	2,553	6,451
Change in fair value of derivatives	28	790
Gain on sale of assets	(2,126)	(1,723)
Non-cash stock-based compensation	27,218	25,871
Non-cash interest expense on financing lease obligations	19,728	17,458
Amortization of (above) below market lease, net	(5,165)	(5,425)
Other	(6,360)	(2,272)
Changes in operating assets and liabilities:
Accounts receivable, net	8,183	(2,907)
Prepaid expenses and other assets, net	(7,338)	39,897
Accounts payable and accrued expenses	(73,892)	(23,192)
Tenant refundable fees and security deposits	(693)	(738)
Deferred revenue	11,213	(23,708)
Net cash provided by operating activities	277,281	202,185

Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(1,776)	12,541
(Increase) decrease in cash and escrow deposits — restricted	(1,810)	6,822
Additions to property, plant and equipment and leasehold intangibles, net	(263,950)	(301,778)
Acquisition of assets, net of related payables	(12,157)	(193,451)
Investment in unconsolidated ventures	(6,071)	(40,709)
Distributions received from unconsolidated ventures	4,836	7,038
Proceeds from sale of assets, net	219,471	8,072
Other	7,083	3,163
Net cash used in investing activities	(54,374)	(498,302)

Cash Flows from Financing Activities
Proceeds from debt	202,132	550,131
Repayment of debt and capital and financing lease obligations	(217,696)	(453,389)
Proceeds from line of credit	1,276,500	970,000
Repayment of line of credit	(1,486,500)	(760,000)
Payment of financing costs, net of related payables	(1,414)	(32,251)
Refundable entrance fees:
Proceeds from refundable entrance fees	1,986	1,510
Refunds of entrance fees	(2,893)	(3,251)
Cash portion of loss on extinguishment of debt	—	(44)
Payment on lease termination	(9,250)	(12,375)
Other	383	2,094
Net cash (used in) provided by financing activities	(236,752)	262,425
Net decrease in cash and cash equivalents	(13,845)	(33,692)
Cash and cash equivalents at beginning of period	88,029	104,083
Cash and cash equivalents at end of period	$74,184	$70,391

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2016, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 12, 2016.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (including the Company's secured credit facility but excluding capital and financing lease obligations) with a carrying value of approximately $3.7 billion and $3.9 billion as of September 30, 2016 and December 31, 2015, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

During the nine months ended September 30, 2016, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. As a result, the Company decreased the accrued reserves for general liability and professional liability and workers compensation claims by $20.0 million and $7.6 million, respectively, during the nine months ended September 30, 2016. The reduction in these accrued reserves decreased facility operating expense by $13.9 million and $27.6 million for the three and nine months ended September 30, 2016, respectively.

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

New Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and disclosures.

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

During the three and nine months ended September 30, 2016 and 2015, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 4.7 million and 3.5 million for the three months ended September 30, 2016 and 2015, respectively, and 4.6 million and 3.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due 2018. As of September 30, 2016 and 2015, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of September 30, 2016 and 2015, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

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

As of December 31, 2015, the Company identified 17 communities as held for sale. Impairment charges related to communities identified as held for sale as of December 31, 2015 totaled $15.2 million and were recognized as impairment expense in the fourth quarter of 2015 within the Company's condensed consolidated statements of operations. As of June 30, 2016, the Company identified 50 additional owned communities as held for sale. During the three and nine months ended September 30, 2016, the Company recognized $6.7 million and $11.7 million of impairment expense related to assets held for sale, primarily due to changes in the estimated fair value of the assets held for sale.

During the three months ended March 31, 2016, the Company sold seven of the communities previously classified as held for sale for an aggregate sales price of $46.7 million. The Company recorded a $2.7 million net gain on the sale of these communities within the Company's condensed consolidated statement of operations. The results of operations of these communities are reported in the Assisted Living and CCRCs – Rental segments through the respective disposition dates.

During the three months ended June 30, 2016, the Company entered into an agreement to sell 44 communities for an aggregate sales price of $252.5 million. During the three months ended September 30, 2016, the Company completed the sale of 32 of the 44 communities previously classified as held for sale for an aggregate sales price of $177.5 million. The proceeds from the sale were primarily utilized to extinguish the mortgage debt related to the communities sold during the period and to pay down the balance of the revolving credit facility. The remaining 12 communities were classified as assets held for sale as of September 30, 2016. On November 1, 2016, the Company completed the sale of nine of these communities for an aggregate sales price of $47.7 million. The results of operations of these 44 communities are reported within the Assisted Living segment within the condensed consolidated financial statements through the respective disposition dates.

As of September 30, 2016, $173.5 million was recorded as assets held for sale and $106.9 million of mortgage debt was included in the current portion of long-term debt within the Company's condensed consolidated balance sheet related to the 28 communities classified as held for sale as of that date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 28 communities are reported in the Assisted Living (24 communities), Retirement Center (one community) and CCRCs – Rental (three communities) segments within the condensed consolidated financial statements. The sale of the remaining communities classified as held for sale as of the date of this Quarterly Report on Form 10-Q is expected to occur in the next 12 months, although there can be no assurance that the transactions will close or if they do, when the actual closing will occur.

2015 Community Acquisitions

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs – Rental segments within the condensed consolidated financial statements. The fair value of the communities acquired was determined to approximate $187.2 million. The fair values of the property, plant and equipment of the acquired communities were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements within the fair value hierarchy. The range of capitalization rates utilized was 6.25% to 8.75%, depending upon the property type, geographical location, and the quality of the respective community. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the condensed consolidated statement of operations for the nine months ended September 30, 2015, which includes the reversal of $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

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

Current year grants of restricted stock under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2016	2,855	$14.49 – 18.46	$41,371
Three months ended June 30, 2016	115	$15.68 – 18.03	$2,058
Three months ended September 30, 2016	61	$15.90 – 17.45	$1,029

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill as of September 30, 2016 and December 31, 2015 presented on an operating segment basis (dollars in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Dispositions and Other Reductions	Net	Gross Carrying Amount	Dispositions and Other Reductions	Net
Retirement Centers	$28,141	$(820)	$27,321	$28,141	$(721)	$27,420
Assisted Living	591,814	(48,817)	542,997	591,814	(20,348)	571,466
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$746,765	$(49,637)	$697,128	$746,765	$(21,069)	$725,696

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  The Company determined no impairment was necessary for the nine months ended September 30, 2016. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date.

Approximately $28.5 million and $0.1 million of goodwill in the Assisted Living and Retirement Centers segments, respectively, was allocated to communities identified as held for sale during the second quarter of 2016. Refer to Note 4 for more information about the Company's assets held for sale.

The following is a summary of other intangible assets at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$32,970	$—	$32,970	$40,270	$—	$40,270
Health care licenses	66,612	—	66,612	66,612	—	66,612
Trade names	27,800	(20,490)	7,310	27,800	(14,209)	13,591
Other	13,531	(6,804)	6,727	13,531	(4,818)	8,713
Total	$140,913	$(27,294)	$113,619	$148,213	$(19,027)	$129,186

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2016 and 2015 was $1.5 million and $3.1 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $8.3 million and $9.2 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The carrying value of the community purchase options will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

Property, plant and equipment and leasehold intangibles, net, which include assets under capital and financing leases, consisted of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Land	$454,263	$486,567
Buildings and improvements	5,141,813	5,260,826
Leasehold improvements	124,339	100,430
Furniture and equipment	966,014	895,447
Resident and leasehold operating intangibles	765,859	783,434
Construction in progress	86,678	138,054
Assets under capital and financing leases	2,933,688	2,909,653
	10,472,654	10,574,411
Accumulated depreciation and amortization	(2,850,751)	(2,543,035)
Property, plant and equipment and leasehold intangibles, net	$7,621,903	$8,031,376

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. During the three and nine months ended September 30, 2016, the Company recorded $6.7 million and $11.7 million, respectively, of impairment charges related to communities identified as held for sale, inclusive of the allocation of goodwill to the disposal. These impairment charges are primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose. Refer to Note 4 for more information about the Company's community dispositions and assets held for sale.  During the three months ended September 30, 2016, the Company recorded a $10.0 million non-cash impairment charge within the Assisted Living segment due to lower than expected operating performance at a community subject to a capital lease. This charge reflects the amount by which the carrying value of the asset exceeded its estimated fair value. The Company recorded $2.4 million and $4.9 million of non-cash impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used for property damage sustained at the communities as well as the write-off of costs associated with the cancellation of certain community expansion and redevelopment projects during the three and nine months ended September 30, 2016, respectively.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Mortgage notes payable due 2017 through 2047; weighted average interest rate of 4.58% for the nine months ended September 30, 2016, including net debt premium and deferred financing costs of $2.4 million and $3.3 million at September 30, 2016 and December 31, 2015, respectively (weighted average interest rate of 4.51% in 2015)	$3,240,934	$3,246,513
Capital and financing lease obligations payable through 2031; weighted average interest rate of 8.06% for the nine months ended September 30, 2016 (weighted average interest rate of 8.11% in 2015)	2,491,534	2,489,588
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $24.3 million and $34.3 million at September 30, 2016 and December 31, 2015, respectively, interest at 2.75% per annum, due June 2018	291,936	281,902
Construction financing due 2019 through 2032; weighted average interest rate of 7.77% for the nine months ended September 30, 2016 (weighted average interest rate of 4.84% in 2015)	24,202	24,105
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.94% for the nine months ended September 30, 2016, due 2016	4,452	—
Other notes payable, weighted average interest rate of 5.29% for the nine months ended September 30, 2016 (weighted average interest rate of 5.16% in 2015) and maturity dates ranging from 2016 to 2020	77,836	80,305
Total debt and capital and financing lease obligations	6,130,894	6,122,413
Less current portion	265,376	235,604
Total long-term debt and capital and financing lease obligations	$5,865,518	$5,886,809

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

As of September 30, 2016, the outstanding balance under this credit facility was $100.0 million. Additionally, there were $25.8 million of letters of credit outstanding under this credit facility. In addition to the sublimit for letters of credit on this credit facility, the Company also had separate letter of credit facilities of up to $64.5 million in the aggregate as of September 30, 2016. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

2016 Financings

In March 2016, the Company obtained a $100.0 million supplemental loan, secured by first mortgages on ten communities. The loan bears interest at a fixed rate of 4.20% and matures on January 1, 2023. Proceeds from the loan were utilized to pay down the outstanding balance of the credit facility.

As of September 30, 2016, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

10.  Supplemental Disclosure of Cash Flow Information

(dollars in thousands):	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$260,504	$270,352
Income taxes paid	$2,195	$2,806
Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$230,837	$301,778
Accounts payable	33,113	—
Net cash paid	$263,950	$301,778
Acquisition of assets, net of related payables:
Prepaid expenses and other assets	$—	$(50,756)
Property, plant and equipment and leasehold intangibles, net	19,457	196,196
Other intangible assets, net	(7,300)	(7,293)
Capital and financing lease obligations	—	75,619
Long-term debt	—	(20,000)
Other liabilities	—	(315)
Net cash paid	$12,157	$193,451
Proceeds from sale of assets, net:
Assets held for sale	$218,343	$—
Prepaid expenses and other assets	1,036	7,434
Property, plant and equipment and leasehold intangibles, net	—	7,516
Capital and financing lease obligations	—	(8,907)
Other liabilities	(2,034)	2,029
Gain on sale of assets	2,126	—
Net cash received	$219,471	$8,072
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$—	$24,535
Other intangible assets, net	—	(5,202)
Capital and financing lease obligations	—	(21,629)
Other liabilities	—	2,296
Net	$—	$—
Assets designated as held for sale:
Property, plant and equipment and leasehold intangibles, net	$(261,639)	$—
Assets held for sale	280,604	—
Prepaid expenses and other assets	(2,130)	—
Goodwill	(28,568)	—
Asset impairment	11,733	—
Net	$—	$—
Contribution to CCRC Venture:
Property, plant and equipment and leasehold intangibles, net	$—	$(25,459)
Investment in unconsolidated ventures	—	7,344
Long-term debt	—	18,115
Net	$—	$—

11.  Facility Operating Leases

The following table provides a summary of facility lease expense and the impact of straight-line adjustment and amortization of  (above) below market rents and deferred gains (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash basis payment	$96,170	$92,132	$287,781	$279,206
Straight-line (income) expense	(859)	1,731	2,553	6,451
Amortization of (above) below market lease, net	(1,699)	(1,626)	(5,165)	(5,425)
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Facility lease expense	$92,519	$91,144	$281,890	$276,953

12.  Income Taxes

The Company's effective tax rates for three and nine months ended September 30, 2016 were (8.8%) and (4.6%), respectively, as compared to 31.1% and 36.3% for three and nine months ended September 30, 2015, respectively. The differences in the Company's effective tax rates for the three and nine months ended September 30, 2016 and 2015 were due to an increase in the valuation allowance against the Company's deferred tax assets recorded in 2016, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2016, and the non-deductible write-off of goodwill in 2016. The Company determined that an additional valuation allowance was required after consideration of the Company's future reversal of estimated timing differences. The Company recorded an aggregate deferred federal, state and local tax benefit of $18.9 million and $35.7 million as a result of the operating loss for the three and nine months ended September 30, 2016, respectively, which was offset by an increase in the valuation allowance of $22.3 million and $39.5 million, respectively. The Company recorded an aggregate deferred federal, state and local tax benefit of $31.6 million and $164.0 million as a result of the operating loss for the three and nine months ended September 30, 2015, respectively. The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2016 and December 31, 2015 is $161.1 million and $121.6 million, respectively.

The Company's current tax expense continues to mainly reflect its cash tax position for states that do not allow for or have limited the use of net operating losses for the period.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the nine months ended September 30, 2016 and 2015 which are included in income tax expense or benefit for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At September 30, 2016, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at September 30, 2016 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$174.9	$174.9
RIDEA Ventures	Investment in unconsolidated ventures	$122.7	$122.7

As of September 30, 2016, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of September 30, 2016, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

Brookdale Ancillary Services. The Company's Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services provided to residents of many of the Company's communities, to other senior living communities that the Company does not own or operate and to seniors living outside of the Company's communities. The Brookdale Ancillary Services segment does not include the therapy services provided in the Company's consolidated skilled nursing units, which are included in the Company's CCRCs - Rental segment.

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

The following table sets forth certain segment financial and operating data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Retirement Centers(1)	$170,706	$164,415	$510,122	$492,310
Assisted Living(1)	607,345	608,393	1,837,632	1,837,575
CCRCs - Rental(1)	147,517	149,572	448,002	457,124
Brookdale Ancillary Services(1)	117,263	117,702	362,791	349,283
Management Services(2)	203,295	198,759	609,565	588,614
	$1,246,126	$1,238,841	$3,768,112	$3,724,906
Segment Operating Income(3)
Retirement Centers	$73,112	$70,334	$222,315	$212,902
Assisted Living	217,878	211,213	672,773	658,078
CCRCs - Rental	32,996	41,395	102,059	115,826
Brookdale Ancillary Services	14,624	17,420	48,174	57,886
Management Services	15,532	14,694	50,498	44,630
	354,142	355,056	1,095,819	1,089,322
General and administrative (including non-cash stock-based compensation expense)	63,425	99,534	246,741	278,609
Transaction costs	659	—	1,950	7,163
Facility lease expense	92,519	91,144	281,890	276,953
Depreciation and amortization	130,783	160,715	391,314	606,787
Asset impairment	19,111	—	26,638	—
Loss on facility lease termination	—	—	—	76,143
Income (loss) from operations	$47,645	$3,663	$147,286	$(156,333)

	As of
	September 30, 2016	December 31, 2015
Total assets
Retirement Centers	$1,527,373	$1,556,169
Assisted Living	6,032,315	6,354,415
CCRCs - Rental	1,001,930	1,037,384
Brookdale Ancillary Services	279,003	292,540
Corporate and Management Services	791,662	808,056
Total assets	$9,632,283	$10,048,564

(1)	All revenue is earned from external third parties in the United States.
(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.
(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization).

15. Subsequent Events

Dispositions and Restructuring of Leased Communities

On November 1, 2016, the Company announced that it had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which would be contributed to an existing unconsolidated venture in which the Company holds an equity interest and 64 of which would be owned by a venture in which the Company expects to acquire a non-controlling interest. The transactions include the following components:

•
HCP and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") entered into an agreement pursuant to which HCP has agreed to sell 64 communities—which are currently leased to the Company at above market rates and have a remaining average lease term of approximately 12 years—to Blackstone for a purchase price of $1.125 billion. Separately, the Company entered into an agreement with Blackstone pursuant to which the Company and Blackstone have agreed to form a venture (the "Blackstone Venture") into which Blackstone will contribute the 64 communities and into which the Company expects to contribute a total of approximately $170.0 million to purchase a 15% equity interest, terminate the underwater leases and fund its share of anticipated closing costs and working capital. Following closing, the Company will manage the communities on behalf of the venture. The Company expects the Blackstone Venture transactions to close during the three months ended March 31, 2017.

•
The Company and HCP agreed to terminate triple-net leases with respect to eight communities. HCP has agreed to immediately thereafter contribute four of such communities to an existing unconsolidated venture with HCP in which the Company has a 10% equity interest. We expect these transactions to close during the three months ended December 31, 2016.

•	The Company and HCP agreed to terminate triple-net leases with respect to 25 communities, which is expected to occur in stages through the end of fiscal 2017.

•
The Company and HCP agreed to cause the CCRC Venture to obtain non-recourse mortgage financing on certain communities, and, upon completion of the transactions, the Company expects to receive distributions of more than $200.0 million of net proceeds from the venture. The Company expects the CCRC Venture to close this financing during the three months ended December 31, 2016.

The results of operations of the 68 communities to be acquired by the Blackstone Venture or converted into the existing unconsolidated venture with HCP are reported in the following segments within the condensed consolidated financial statements: Assisted Living (50 communities), Retirement Centers (10 communities), CCRCs-Rental (eight communities). The 68 communities had resident fee revenue of $222.3 million, facility operating expenses of $153.5 million, and cash lease payments of $71.7 million for the nine months ended September 30, 2016.

The results of operations of the 29 communities for which the other triple-net leases will be terminated are reported in the following segments within the condensed consolidated financial statements: Assisted Living (27 communities) and CCRCs-Rental (two communities). The 29 communities had resident fee revenue of $64.7 million, facility operating expenses of $52.0 million, and cash lease payments of $18.3 million for the nine months ended September 30, 2016.

The closings of the various transactions with HCP and Blackstone (including the CCRC Venture financing) are subject to the satisfaction of various closing conditions including (where applicable) the receipt of regulatory approvals; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

It is expected that these transactions will require the Company to record significant charges, primarily related to the lease transactions, for the carrying value of the assets under capital and financing leases in excess of their estimated fair value, which are currently being evaluated by the Company. Additionally, it is expected that these transactions will require the Company to record a significant increase to the Company's existing tax valuation allowance, after considering the change in the Company's future reversal of estimated timing differences resulting from these transactions, mainly caused by removing the deferred positions related to the terminated leases. The amount and timing of charges related to the lease transactions and the increase to the valuation allowance have not yet been determined.

Share Repurchase

On November 1, 2016, the Company announced that its Board of Directors had approved a new share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock, which replaced and terminated the prior repurchase authorization approved by the Board in 2011. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our strategy, our operational, sales, marketing and branding initiatives, our portfolio optimization initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, occupancy, pricing, revenue, cash flow, operating income, expenses, capital expenditures, Program Max opportunities, the integration of Emeritus, cost savings and synergies, liquidity and leverage, senior housing supply, the demand for senior housing, the home resale market, expansion, development and construction activity, acquisition, disposition, financing and venture plans and opportunities (including assets currently held for sale and the transactions with HCP, Inc. ("HCP") and affiliates of Blackstone Real Estate Partners VIII L.P. (collectively, "Blackstone")), our share repurchase program, taxes, capital deployment, returns on invested capital and Cash From Facility Operations; our expectations regarding returns to shareholders and our growth prospects; our expectations concerning the future performance of recently acquired communities and the effects of acquisitions on our financial results; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding financings and refinancings of assets (including the timing thereof) and their effect on our results; our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to generate growth organically through occupancy improvements, increases in annual rental rates and the achievement of operating efficiencies and cost savings; our plans to expand our offering of ancillary services (therapy, home health, personalized living and hospice); our plans to expand, renovate, redevelop and reposition existing communities; our plans to acquire additional communities, asset portfolios, operating companies and home health agencies; the expected project costs for our expansion, redevelopment and repositioning program; our expected levels of expenditures and reimbursements (and the timing thereof); our expectations for the performance of our entrance fee communities; our ability to anticipate, manage and address industry trends and their effect on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings, Adjusted EBITDA and/or Cash From Facility Operations (as such terms are defined in this Quarterly Report on Form 10-Q). Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under the repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, financing and venture transactions (including assets currently held for sale and the transactions with HCP and Blackstone) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing; our ability to successfully integrate acquisitions, including our acquisition of Emeritus; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; and the inability to obtain, or delays in obtaining, cost savings and synergies from the Emeritus acquisition; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of September 30, 2016, we are the largest operator of senior living communities in the United States based on total capacity, with 1,077 communities in 47 states and the ability to serve approximately 105,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. As of September 30, 2016, we operated in five business segments: Retirement Centers, Assisted Living, Continuing Care Retirement Centers ("CCRCs") - Rental, Brookdale Ancillary Services and Management Services.

We intend to be the leading provider of senior living solutions, and we believe that we are positioned to take advantage of favorable demographic trends and future supply-demand dynamics in the senior living industry. We also believe that we operate in the most attractive sectors of the senior living industry with opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living (such as eating, bathing, dressing, toileting and transferring/walking) and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including therapy and home health services, to our residents. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Strategy

During 2014, we acquired Emeritus Corporation ("Emeritus"), a senior living service provider focused on operating residential style communities throughout the United States. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, significantly increasing our scale and providing us entry into 10 new states. Following the acquisition, we have executed on our plans to integrate legacy Emeritus locations into our systems and infrastructure platform as rapidly as prudently possible. In 2015, we completed the final cutover waves of integration activities, and we now have a common system and infrastructure platform in place.

With integration activities largely completed, during 2016 we undertook a comprehensive review of our organizational effectiveness to develop a refined three-year strategy designed to further our mission to enrich the lives of those we serve with compassion, respect, excellence, and integrity, to maximize the value of our existing platform, and to build the foundation for further growth. During the three months ended September 30, 2016, we completed this review and adopted a refined strategy:  to achieve consistent operational excellence in our core businesses.

We have identified five key priorities for which we have developed initiatives or plan to develop initiatives to support our strategy and have created a transformation process to develop cross-functional initiatives directly tied to key priorities. These five priorities include:

•
Enhance our customer and associate experience.  With this priority, we intend to simplify the role of the executive directors of our communities to allow them to focus on our customers and associates, to improve our model for recruiting and retaining community associates, to implement new talent development and training programs, and to implement a system to gauge and improve the quality of our relationships with our customers and associates.

•
Improve our marketing and sales processes.  We intend to design and implement a network sales model, to implement a new lead management system, and to segment our communities to align operating standards with optimal market positions.

•
Simplify our organization.  We are actively identifying and executing on initiatives to simplify our organization in order to align our structure around our customers' priorities while improving our operational effectiveness and efficiency.

•
Optimize our portfolio and leverage scale.  Our initiatives will focus on maximizing the value and performance of our ancillary services, optimizing our community portfolio through selective dispositions, capturing synergies from our scale, and making strategic and cost effective capital expenditure investments.

•	Innovate for growth. We intend to evaluate, test and implement innovations that enhance customer and associate experience and to explore models to drive new economics.

We believe that successful execution upon our strategy and the initiatives supporting our strategy will enable us to grow stockholder value and better fulfill our mission by reaching and satisfying more customers, building improved relationships between us, our associates and our customers, and by improving the quality and durability of our cash flow, improving liquidity and reducing our debt and lease leverage.

Portfolio Optimization Activities

We continue to actively explore opportunities to optimize our portfolio through dispositions of owned and leased communities in order to simplify and streamline our business, to increase the quality and durability of our cash flow, and to reduce our debt and lease leverage. Our transaction activity for fiscal 2016 is summarized below. We will continue to assess additional opportunities to optimize our portfolio through dispositions of owned and leased communities.

Dispositions of Owned Communities

Our portfolio optimization efforts have included the following transactions during 2016 for the disposition of owned communities.

•
As of December 31, 2015, 17 of our owned communities were classified as held for sale. During the three months ended March 31, 2016, we sold seven of these communities for an aggregate sales price of $46.7 million. The results of operations of these communities are reported in the Assisted Living (six communities; 389 units) and CCRCs – Rental (one community; 359 units) segments within the condensed consolidated financial statements through the respective disposition dates. The remaining ten communities are classified as held for sale as of September 30, 2016.

•
During the three months ended June 30, 2016, we entered into an agreement with a third party to sell a 12-state portfolio of 44 owned communities for an aggregate sales price of $252.5 million. During the three months ended September 30, 2016, we sold 32 of these communities (1,771 units) for an aggregate sales price of $177.5 million. The proceeds from the sale were primarily utilized to extinguish the mortgage debt related to communities sold during the period and to pay down the balance of the revolving credit facility. The results of operations of these 32 communities are reported within the Assisted Living segment within the condensed consolidated financial statements through the disposition date. The remaining 12 communities (682 units) within the portfolio were classified as held for sale as of September 30, 2016.  On November 1, 2016, we completed the sale of nine of these communities (444 units) for an aggregate sales price of $47.7 million.

•
During the three months ended June 30, 2016, we identified six additional owned communities as held for sale (691 units). These six communities were classified as held for sale as of September 30, 2016.

As of September 30, 2016, $173.5 million was recorded as assets held for sale and $106.9 million of mortgage debt was included in the current portion of long-term debt within our condensed consolidated balance sheet with respect to the 28 communities held for sale as of September 30, 2016. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 28 communities are reported in the following segments within the condensed consolidated financial statements:  Assisted Living (24 communities; 1,653 units), CCRCs – Rental (three communities; 498 units) and Retirement Center (one community; 97 units).  The 28 communities had resident fee revenue of $55.6 million and facility operating expenses of $45.2 million for the nine months ended September 30, 2016. The closings of the sales of the unsold communities classified as held for sale as of the date of this Quarterly Report on Form 10-Q are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, and are expected to occur in the next 12 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Dispositions and Restructurings of Leased Communities

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which would be contributed to an existing unconsolidated venture in which we hold an equity interest and 64 of which would be owned by a venture in which we expect to acquire a non-controlling interest. The transactions include the following components:

•
HCP, Inc. ("HCP") and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") entered into an agreement pursuant to which HCP has agreed to sell 64 communities (5,967 units)—which are currently leased to us at above market rates and have a remaining average lease term of approximately 12 years—to Blackstone for a purchase price of $1.125 billion. Separately, we entered into an agreement with Blackstone pursuant to which we have agreed to form a venture (the "Blackstone Venture") into which Blackstone will contribute the 64 communities and into which we expect to contribute a total of approximately $170.0 million to purchase a 15% equity interest, terminate the underwater leases, and fund our share of anticipated closing costs and working capital. Following closing, we will manage the communities on behalf of the venture. We expect the Blackstone Venture transactions to close during the three months ended March 31, 2017.

•
We and HCP agreed to terminate triple-net leases with respect to eight communities (867 units). HCP has agreed to immediately thereafter contribute four of such communities, consisting of 527 units, to an existing unconsolidated venture with HCP in which we have a 10% equity interest. We expect these transactions to close during the three months ended December 31, 2016.

•	We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units), which is expected to occur in stages through the end of fiscal 2017.

•
We and HCP agreed to cause the CCRC Venture to obtain non-recourse mortgage financing on certain communities, and, upon completion of the transactions, we expect to receive distributions of more than $200 million of net proceeds from the venture. We expect the CCRC Venture to close this financing during the three months ended December 31, 2016.

The results of operations of the 68 communities to be acquired by the Blackstone Venture or converted into the existing unconsolidated venture with HCP are reported in the following segments within the condensed consolidated financial statements: Assisted Living (50 communities; 3,538 units), Retirement Centers (10 communities; 1,289 units) and CCRCs-Rental (8 communities; 1,667 units). The 68 communities had resident fee revenue of $222.3 million, facility operating expenses of $153.5 million, and cash lease payments of $71.7 million for the nine months ended September 30, 2016.

The results of operations of the 29 communities for which the other triple-net leases will be terminated are reported in the following segments within the condensed consolidated financial statements: Assisted Living (27 communities; 2,099 units) and CCRCs-Rental (2 communities; 272 units). The 29 communities had resident fee revenue of $64.7 million, facility operating expenses of $52.0 million, and cash lease payments of $18.3 million for the nine months ended September 30, 2016.

The closings of the various transactions with HCP and Blackstone (including the CCRC Venture financing) are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Capital Expenditures

We have invested significant capital expenditures into our portfolio to renovate and upgrade communities, which we expect will drive greater occupancy and higher rates in those communities over time. For the year ended December 31, 2015, we spent approximately $361.9 million for capital expenditures, net of lessor reimbursements. We will continue our capital expenditure programs, including our Program Max initiative, but in the near-term at reduced investment levels compared to prior years. In an effort to grow our cash flow, we have reduced our anticipated net capital expenditures for the year ended December 31, 2016. We expect to incur net capital expenditures of $260.0 million to $275.0 million during the year ended December 31, 2016.

Liquidity

We increased our liquidity position by $189.1 million during the nine months ended September 30, 2016. Net proceeds from our dispositions were utilized to extinguish $51.9 million of mortgage debt during the nine months ended September 30, 2016. Our total liquidity was $383.8 million as of September 30, 2016, including $74.2 million of unrestricted cash and cash equivalents and $309.6 million of availability on our secured credit facility. We used proceeds from asset sales, community financings and cash flows from operations to reduce the outstanding balance on our line of credit to $100.0 million as of September 30, 2016.

Share Repurchase Program

On November 1, 2016, we announced that our Board of Directors had approved a new share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock, which replaced and terminated the prior repurchase authorization approved by the Board in 2011.  The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws or during periods when it would normally not be active in the market due to its internal trading blackout period. The repurchase program does not obligate us to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.

Summary of Operating Results

The table below presents a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2016 and 2015 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Total revenues	$1,246.1	$1,238.8	$7.3	0.6%
Facility operating expense	$704.2	$699.7	$4.5	0.6%
Net income (loss)	$(51.7)	$(68.3)	$(16.6)	(24.3)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(51.7)	$(68.2)	$(16.5)	(24.2)%
Adjusted EBITDA(1)	$202.3	$173.5	$28.8	16.6%
Net cash provided by operating activities	$99.4	$91.4	$8.1	8.8%
Cash From Facility Operations(1)	$85.2	$50.8	$34.4	67.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Total revenues	$3,768.1	$3,724.9	$43.2	1.2%
Facility operating expense	$2,113.2	$2,091.6	$21.6	1.0%
Net income (loss)	$(136.0)	$(283.9)	$(147.8)	(52.1)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(135.9)	$(283.2)	$(147.3)	(52.0)%
Adjusted EBITDA(1)	$586.6	$550.2	$36.4	6.6%
Net cash provided by operating activities	$277.3	$202.2	$75.1	37.1%
Cash From Facility Operations(1)	$246.1	$194.4	$51.7	26.6%

(1)
Our definitions and calculations of Adjusted EBITDA and Cash From Facility Operations have changed from prior periods. Prior period amounts of Adjusted EBITDA and Cash From Facility Operations included in this Quarterly Report on Form 10-Q have been recast to conform to the new definition. See "Non-GAAP Financial Measures" below for important information regarding these measures, including a description of the changes to such definitions.

Competitive Developments

During fiscal 2016, we have focused on growing our occupancy while increasing rate over the prior year. During the third quarter of fiscal 2016, we experienced an adverse change in the competitive environment for our consolidated senior housing portfolio, with significant new competition opening in several of our markets. The increase in competition was more heavily concentrated in our mid-sized markets. To address such competition, we have increased our use of discounts and incentives in order to maintain occupancy, which has impacted rate growth in certain markets. Despite our use of discounts and incentives, our growth rate of occupancy has not met our expectations, particularly in mid-sized markets facing new competition. We expect this elevated competitive environment to continue for the next several quarters.

Comparison of the Year-to-Date Operating Results

During the nine months ended September 30, 2016, total revenues increased to $3.8 billion, an increase of $43.2 million, or 1.2%, over our total revenues for the nine months ended September 30, 2015. Resident fees for the nine months ended September 30, 2016 increased $22.3 million, or 0.7%, from the nine months ended September 30, 2015. Management fees increased $5.9 million, or 13.1%, from the nine months ended September 30, 2015, and reimbursed costs on behalf of managed communities increased $15.1 million, or 2.8%. The increase in resident fees during the nine months ended September 30, 2016 was primarily a result of a 3.8% increase in senior housing average monthly revenue per unit compared to the prior year period. The increase in resident fees was partially offset by the impact of disposition activity since the beginning of the prior year period and a 140 basis point decrease in weighted average occupancy in the 893 communities we owned or leased during both full periods. The increase in management fees during the nine months ended September 30, 2016 was primarily a result of a $2.6 million increase in incentive fees earned under the terms of our management agreements.

During the nine months ended September 30, 2016, facility operating expenses were $2.1 billion, an increase of $21.6 million, or 1.0%, as compared to the nine months ended September 30, 2015. The increase in facility operating expenses was primarily due to an increase in salaries and wages arising from wage rate increases. The increase was partially offset by the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period and a $27.6 million decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the nine months ended September 30, 2016 was ($135.9) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of ($283.2) million for the nine months ended September 30, 2015. Net income (loss) for the third quarter of 2016 was ($51.7) million, versus net income (loss) of ($68.3) million for the third quarter of 2015. During the nine months ended September 30, 2016, our Adjusted EBITDA increased by 6.6% when compared to the nine months ended September 30, 2015. Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $44.2 million for the nine months ended September 30, 2016 and $92.1 million for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, net cash provided by operating activities increased to $277.3 million, an increase of $75.1 million, or 37.1%, over our net cash provided by operating activities for the nine months ended September 30, 2015. The increase in net cash provided by operating activities was attributable primarily to the payment of $81.4 million of cash during the prior year period to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities. During the nine months ended September 30, 2016, our Cash From Facility Operations increased by 26.6% when compared to the nine months ended September 30, 2015. Cash From Facility Operations includes integration, transaction, transaction-related and strategic project costs of $47.0 million (including $2.9 million of debt modification costs excluded from Adjusted EBITDA) for the nine months ended September 30, 2016 and $98.8 million (including $6.7 million of debt modification costs excluded from Adjusted EBITDA) for the nine months ended September 30, 2015.

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2016 to September 30, 2015

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

As of September 30, 2016 our total operations included 1,077 communities with a capacity to serve 105,126 residents.

(dollars in thousands, except average monthly revenue per unit)	Three Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$170,706	$164,415	$6,291	3.8%
Assisted Living	607,345	608,393	(1,048)	(0.2)%
CCRCs – Rental	147,517	149,572	(2,055)	(1.4)%
Brookdale Ancillary Services	117,263	117,702	(439)	(0.4)%
Total resident fees	1,042,831	1,040,082	2,749	0.3%
Management services(1)	203,295	198,759	4,536	2.3%
Total revenue	1,246,126	1,238,841	7,285	0.6%
Expense
Facility operating expense
Retirement Centers	97,594	94,081	3,513	3.7%
Assisted Living	389,467	397,180	(7,713)	(1.9)%
CCRCs – Rental	114,521	108,177	6,344	5.9%
Brookdale Ancillary Services	102,639	100,282	2,357	2.4%
Total facility operating expense	704,221	699,720	4,501	0.6%
General and administrative expense	63,425	99,534	(36,109)	(36.3)%
Transaction costs	659	—	659	NM
Facility lease expense	92,519	91,144	1,375	1.5%
Depreciation and amortization	130,783	160,715	(29,932)	(18.6)%
Asset impairment	19,111	—	19,111	NM
Costs incurred on behalf of managed communities	187,763	184,065	3,698	2.0%
Total operating expense	1,198,481	1,235,178	(36,697)	(3.0)%
Income (loss) from operations	47,645	3,663	43,982	NM
Interest income	809	399	410	102.8%
Interest expense	(96,482)	(97,969)	(1,487)	(1.5)%
Debt modification and extinguishment costs	(1,944)	(6,736)	(4,792)	(71.1)%
Equity in loss of unconsolidated ventures	(878)	(1,578)	(700)	(44.4)%
Other non-operating income	3,281	3,089	192	6.2%
Income (loss) before income taxes	(47,569)	(99,132)	(51,563)	(52.0)%
(Provision) benefit for income taxes	(4,159)	30,796	(34,955)	(113.5)%
Net income (loss)	(51,728)	(68,336)	(16,608)	(24.3)%
Net (income) loss attributable to noncontrolling interest	43	116	(73)	(62.9)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(51,685)	$(68,220)	$(16,535)	(24.2)%

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,077	1,132	(55)	(4.9)%
Total units operated(2)
Period end	104,545	108,887	(4,342)	(4.0)%
Weighted average	106,147	108,986	(2,839)	(2.6)%
Owned/leased communities units(2)
Period end	78,562	82,321	(3,759)	(4.6)%
Weighted average	80,059	82,396	(2,337)	(2.8)%
Owned/leased communities occupancy rate (weighted average)	86.2%	86.7%	(0.5)%	(0.6)%
Senior Housing average monthly revenue per unit(3)	$4,465	$4,303	$162	3.8%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	95	98	(3)	(3.1)%
Total units(2)
Period end	17,105	17,291	(186)	(1.1)%
Weighted average	17,105	17,289	(184)	(1.1)%
Occupancy rate (weighted average)	89.3%	88.7%	0.6%	0.7%
Senior Housing average monthly revenue per unit(3)	$3,727	$3,573	$154	4.3%
Assisted Living
Number of communities (period end)	783	832	(49)	(5.9)%
Total units(2)
Period end	51,494	54,550	(3,056)	(5.6)%
Weighted average	52,991	54,592	(1,601)	(2.9)%
Occupancy rate (weighted average)	85.6%	86.5%	(0.9)%	(1.0)%
Senior Housing average monthly revenue per unit(3)	$4,461	$4,292	$169	3.9%
CCRCs - Rental
Number of communities (period end)	43	45	(2)	(4.4)%
Total units(2)
Period end	9,963	10,480	(517)	(4.9)%
Weighted average	9,963	10,515	(552)	(5.2)%
Occupancy rate (weighted average)	84.0%	83.9%	0.1%	0.1%
Senior Housing average monthly revenue per unit(3)	$5,833	$5,626	$207	3.7%
Management Services
Number of communities (period end)	156	157	(1)	(0.6)%
Total units(2)
Period end	25,983	26,566	(583)	(2.2)%
Weighted average	26,088	26,590	(502)	(1.9)%
Occupancy rate (weighted average)	87.2%	85.8%	1.4%	1.6%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	419,619	612,970	(193,351)	(31.5)%
Home Health average daily census	15,270	14,126	1,144	8.1%
Hospice average daily census	813	486	327	67.3%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)
Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $2.7 million, or 0.3%, over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period. During the current period, revenues grew 2.0% at the 896 communities we owned or leased during both full periods with a 3.2% increase in the average monthly revenue per unit (excluding amortization of entrance fee revenue). The increase was partially offset by the impact of disposition activity since the beginning of the prior year period and a 110 basis point decrease in weighted average occupancy in the 896 communities we owned or leased during both full periods. The 57 communities disposed of subsequent to the beginning of the prior year period, either through sales or lease terminations, generated $15.1 million of revenue during the current year period compared to $31.5 million of revenue in the prior year period.

Retirement Centers segment revenue increased $6.3 million, or 3.8%, primarily due to a 3.5% increase in average monthly revenue per unit at the communities we operated during both full periods. Subsequent to the beginning of the prior year period, the Company disposed of three communities, which generated $1.2 million of revenue in the prior year period.

Assisted Living segment revenue decreased $1.0 million, or 0.2%, primarily due to the impact of disposition activity since the prior period as well as a 150 basis point decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by a 3.4% increase in average monthly revenue per unit at the communities we operated during both full periods. Subsequent to the beginning of the prior year period, the Company disposed of 52 communities, which generated $15.1 million of revenue during the current year period compared to $26.6 million of revenue in the prior year period.

CCRCs - Rental segment revenue decreased $2.1 million, or 1.4%, primarily due to the impact of disposition activity since the beginning of the prior year period as well as a 60 basis point decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by a 2.2% increase in average monthly revenue per unit at the communities we operated during both full periods. Subsequent to the beginning of the prior year period, the Company disposed of two communities, which generated $3.7 million of revenue in the prior year period.

Brookdale Ancillary Services segment revenue decreased $0.4 million, or 0.4%, primarily due to a decrease in therapy service volume. The decrease was partially offset by an increase in home health census. Despite the increase, our home health average daily census was negatively impacted by the loss of a number of associates to a new competitor in several of our Florida markets.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $4.5 million, or 2.3%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full periods.

Facility Operating Expense

Facility operating expense increased $4.5 million, or 0.6%, over the prior year period primarily due to the impact of increases in salaries and wages due to wage rate increases. This increase was partially offset by disposition activity, through sales and lease terminations, since the beginning of the prior year period and a $13.9 million decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The 57 communities disposed of subsequent to the beginning of the prior year period, either through sales or lease terminations, incurred $13.0 million of facility operating expenses during the current year period compared to $26.8 million of facility operating expenses in the prior year period.

Retirement Centers segment facility operating expenses increased $3.5 million, or 3.7%, primarily driven by an increase in salaries and wages arising from wage rate increases. The three communities disposed of subsequent to the beginning of the prior period incurred $1.0 million of facility operating expenses in the prior year period.

Assisted Living segment facility operating expenses decreased $7.7 million, or 1.9%, primarily driven by the impact of disposition activity since the beginning of the prior year period and a decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The 52 communities disposed of subsequent to the beginning of the prior year period incurred $12.7 million of facility operating expenses during the current year period compared to $22.3 million of facility operating expenses in the prior year period. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

CCRCs - Rental segment facility operating expenses increased $6.3 million, or 5.9%, primarily driven by increases in salaries and wages due to wage rate increases. Disposition activity since the beginning of the prior year period partially offset this increase.  The two communities disposed of subsequent to the beginning of the prior year period incurred $0.4 million of facility operating expenses during the current year period compared to $3.5 million of facility operating expenses in the prior year period.

Brookdale Ancillary Services segment operating expenses increased $2.4 million, or 2.4%, primarily due to expense increases in connection with higher home health average daily census and increased salaries and wage expense as additional employees were hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense decreased $36.1 million, or 36.3%, over the prior year period primarily due to a $29.4 million decrease in integration, transaction, transaction-related and strategic project costs, a decrease in bonus expense and a decrease in stock-based compensation expense.

Facility Lease Expense

Facility lease expense increased $1.4 million, or 1.5%, primarily due to annual rent increases, including the impact of variable rent increases.

Depreciation and Amortization

Depreciation and amortization expense decreased $29.9 million, or 18.6%, primarily due to disposition activity subsequent to the prior year period and amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus reaching full amortization subsequent to the beginning of the prior year period.

Asset Impairment

During the three months ended September 30, 2016, we recorded impairment charges of $19.1 million related to asset impairment for certain communities. We recorded $6.7 million of impairment charges related to assets classified as held for sale primarily related to changes in the estimated fair value of the assets during the period. Additionally, during the three months ended September 30, 2016, we recorded $12.4 million of non-cash impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used, primarily due to lower than expected operating performance at a community subject to a capital lease, property damage sustained at certain communities during the period and the cancellation of certain community expansion and redevelopment projects.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $3.7 million, or 2.0%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full periods.

Interest Expense

Interest expense decreased by $1.5 million, or 1.5%, primarily due to lower interest expense on capital and financing leases.

Income Taxes

The difference in our effective tax rates for the three months ended September 30, 2016 and 2015 was primarily due to recording a valuation allowance against our deferred tax assets during the three months ended September 30, 2016. We recorded an aggregate deferred federal, state and local tax benefit of $18.9 million as a result of the operating loss for the three months ended September 30, 2016, which was offset by an increase in the valuation allowance of $22.3 million. We recorded an aggregate deferred federal, state and local tax benefit of $31.6 million as a result of the operating loss for the three months ended September 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2016 and December 31, 2015 was $161.1 million and $121.6 million, respectively. As described in Note 15 to the condensed consolidated financial statements, we expect to record a significant increase to the valuation allowance in connection with the dispositions and restructurings of leased communities.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended September 30, 2016 and 2015 which are included in provision for income tax for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Nine Months Ended September 30, 2016 to September 30, 2015

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

(dollars in thousands, except average monthly revenue per unit)	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$510,122	$492,310	$17,812	3.6%
Assisted Living	1,837,632	1,837,575	57	0.0%
CCRCs – Rental	448,002	457,124	(9,122)	(2.0)%
Brookdale Ancillary Services	362,791	349,283	13,508	3.9%
Total resident fees	3,158,547	3,136,292	22,255	0.7%
Management services(1)	609,565	588,614	20,951	3.6%
Total revenue	3,768,112	3,724,906	43,206	1.2%
Expense
Facility operating expense
Retirement Centers	287,807	279,408	8,399	3.0%
Assisted Living	1,164,859	1,179,497	(14,638)	(1.2)%
CCRCs – Rental	345,943	341,298	4,645	1.4%
Brookdale Ancillary Services	314,617	291,397	23,220	8.0%
Total facility operating expense	2,113,226	2,091,600	21,626	1.0%
General and administrative expense	246,741	278,609	(31,868)	(11.4)%
Transaction costs	1,950	7,163	(5,213)	(72.8)%
Facility lease expense	281,890	276,953	4,937	1.8%
Depreciation and amortization	391,314	606,787	(215,473)	(35.5)%
Asset impairment	26,638	—	26,638	NM
Loss on facility lease termination	—	76,143	(76,143)	NM
Costs incurred on behalf of managed communities	559,067	543,984	15,083	2.8%
Total operating expense	3,620,826	3,881,239	(260,413)	(6.7)%
Income (loss) from operations	147,286	(156,333)	303,619	194.2%
Interest income	2,239	1,208	1,031	85.3%
Interest expense	(289,989)	(291,092)	(1,103)	(0.4)%
Debt modification and extinguishment costs	(3,240)	(6,780)	(3,540)	(52.2)%
Equity in earnings (loss) of unconsolidated ventures	478	(766)	1,244	162.4%
Other non-operating income	13,137	8,234	4,903	59.5%
Income (loss) before income taxes	(130,089)	(445,529)	(315,440)	(70.8)%
(Provision) benefit for income taxes	(5,947)	161,677	(167,624)	(103.7)%
Net income (loss)	(136,036)	(283,852)	(147,816)	(52.1)%
Net (income) loss attributable to noncontrolling interest	126	634	(508)	(80.1)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(135,910)	$(283,218)	$(147,308)	(52.0)%

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,077	1,132	(55)	(4.9)%
Total units operated(2)
Period end	104,545	108,887	(4,342)	(4.0)%
Weighted average	106,945	109,571	(2,626)	(2.4)%
Owned/leased communities units(2)
Period end	78,562	82,321	(3,759)	(4.6)%
Weighted average	80,566	82,614	(2,048)	(2.5)%
Owned/leased communities occupancy rate (weighted average)	86.1%	86.8%	(0.7)%	(0.8)%
Senior Housing average monthly revenue per unit(3)	$4,475	$4,313	$162	3.8%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	95	98	(3)	(3.1)%
Total units(2)
Period end	17,105	17,291	(186)	(1.1)%
Weighted average	17,099	17,312	(213)	(1.2)%
Occupancy rate (weighted average)	89.0%	88.6%	0.4%	0.5%
Senior Housing average monthly revenue per unit(3)	$3,723	$3,565	$158	4.4%
Assisted Living
Number of communities (period end)	783	832	(49)	(5.9)%
Total units(2)
Period end	51,494	54,550	(3,056)	(5.6)%
Weighted average	53,340	54,789	(1,449)	(2.6)%
Occupancy rate (weighted average)	85.5%	86.7%	(1.2)%	(1.4)%
Senior Housing average monthly revenue per unit(3)	$4,477	$4,297	$180	4.2%
CCRCs - Rental
Number of communities (period end)	43	45	(2)	(4.4)%
Total units(2)
Period end	9,963	10,480	(517)	(4.9)%
Weighted average	10,127	10,513	(386)	(3.7)%
Occupancy rate (weighted average)	84.0%	84.5%	(0.5)%	(0.6)%
Senior Housing average monthly revenue per unit(3)	$5,812	$5,689	$123	2.2%
Management Services
Number of communities (period end)	156	157	(1)	(0.6)%
Total units(2)
Period end	25,983	26,566	(583)	(2.2)%
Weighted average	26,379	26,957	(578)	(2.1)%
Occupancy rate (weighted average)	87.0%	85.8%	1.2%	1.4%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	1,405,800	1,917,219	(511,419)	(26.7)%
Home Health average daily census	15,959	13,926	2,033	14.6%
Hospice average daily census	735	447	288	64.4%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)
Senior Housing average monthly revenue per unit represents the average of the total monthly resident fee revenues, excluding amortization of entrance fees and Brookdale Ancillary Services segment revenue, divided by average occupied units.

Resident Fees

Resident fee revenue increased $22.3 million, or 0.7%, over the prior year period primarily as a result of an increase in the average monthly revenue per unit compared to the prior year period. During the current year period, revenues grew 1.7% at the 893 communities we owned or leased during both full periods with a 3.3% increase in the average monthly revenue per unit (excluding amortization of entrance fee revenue). The increase was partially offset by the impact of disposition activity since the beginning of the prior year period and a 140 basis point decrease in weighted average occupancy in the 893 communities we owned or leased during both full periods. The 62 communities disposed of subsequent to the beginning of the prior year period, either through sales or lease terminations, generated $61.0 million of revenue during the current year period compared to $102.8 million of revenue in the prior year period.

Retirement Centers segment revenue increased $17.8 million, or 3.6%, primarily due to a 3.4% increase in average monthly revenue per unit at the communities we operated during both full periods. The increase was partially offset by the impact of disposition activity since the beginning of the prior year period as well as a 30 basis point decrease in occupancy at the communities we operated during both full periods. Subsequent to the beginning of the prior year period, the Company disposed of four communities, which generated $4.1 million of revenue in the prior year period.

Assisted Living segment revenue was $1.8 billion during both the current period and the prior year period.  The Assisted Living segment experienced a 3.7% increase in average monthly revenue per unit at the communities we operated during both full periods. The increase was partially offset by the impact of disposition activity since the beginning of the prior year period as well as a 170 basis point decrease in occupancy at the communities we operated during both full periods. Subsequent to the beginning of the prior year period, the Company disposed of 56 communities, which generated $56.7 million of revenue during the current year period compared to $87.2 million of revenue in the prior year period.

CCRCs - Rental segment revenue decreased $9.1 million, or 2.0%, primarily due to the impact of disposition activity since the beginning of the prior year period as well as a 120 basis point decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by a 1.8% increase in average monthly revenue per unit at the communities we operated during both full periods. Subsequent to the beginning of the prior year period, the Company disposed of two communities, which generated $4.3 million of revenue during the current year period compared to $11.4 million of revenue in the prior year period.

Brookdale Ancillary Services segment revenue increased $13.5 million, or 3.9%, primarily due to an increase in home health average census and the roll-out of our home health and hospice services to additional units subsequent to the prior year period, partially offset by a decrease in therapy service volume. Despite the increase, our home health average daily census was negatively impacted by the loss of a number of associates to a new competitor in several of our Florida markets.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $21.0 million, or 3.6%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both periods.

Facility Operating Expense

Facility operating expense increased $21.6 million, or 1.0%, over the prior year period primarily due to an increase in salaries and wages arising from wage rate increases. The increase was partially offset by the impact of disposition activity since the beginning of the prior year period and a $27.6 million decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The 62 communities disposed of subsequent to the beginning of the prior year period, either through sales or lease terminations, incurred $50.3 million of facility operating expenses during the current year period compared to $86.9 million of facility operating expenses in the prior year period.

Retirement Centers segment facility operating expenses increased $8.4 million, or 3.0%, primarily driven by an increase in salaries and wages arising from wage rate increases. The increase was partially offset by the impact of disposition activity since the beginning of the prior year period. The four communities disposed of subsequent to the beginning of the prior year period incurred $0.1 million of facility operating expenses during the current year period compared to $3.6 million of facility operating expenses in the prior year period.

Assisted Living segment facility operating expenses decreased $14.6 million, or 1.2%, primarily driven by the impact of disposition activity since the beginning of the prior year period and a decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The decrease was partially offset by increases in salaries and wages due to wage rate increases. The 56 communities disposed of subsequent to the beginning of the prior year period incurred $46.0 million of facility operating expenses during the current year period compared to $72.6 million of facility operating expenses in the prior year period.

CCRCs - Rental segment facility operating expenses increased $4.6 million, or 1.4%, primarily driven increases in salaries and wages due to wage rate increases. The increase was partially offset by the impact of disposition activity since the beginning of the prior year period. The two communities disposed of subsequent to the beginning of the prior year period incurred $4.2 million of facility operating expenses during the current year period compared to $10.8 million of facility operating expenses in the prior year period.

Brookdale Ancillary Services segment operating expenses increased $23.2 million, or 8.0%, primarily due to expense increases in connection with higher home health average daily census and increased salaries and wage expense as additional employees were hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense decreased $31.9 million, or 11.4%, over the prior year period primarily as a result of a $42.7 million decrease in integration, transaction, transaction-related and strategic project costs. The decrease was partially offset by an increase in salaries and wages due to wage rate increases.

Transaction Costs

Transaction costs decreased $5.2 million, or 72.8%. Transaction costs for the nine months ended September 30, 2015 were $7.2 million. Transaction costs in the prior year period are primarily related to direct costs related to acquisition and community leasing activity.

Facility Lease Expense

Facility lease expense increased $4.9 million, or 1.8%, primarily due to annual rent increases, including the impact of variable rent increases.

Depreciation and Amortization

Depreciation and amortization expense decreased $215.5 million, or 35.5%, primarily due to disposition activity and amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus reaching full amortization subsequent to the beginning of the prior year period.

Asset Impairment

During the nine months ended September 30, 2016, we recorded impairment charges of $26.6 million related to asset impairment for certain communities. We recorded $11.7 million of impairment charges related to communities identified as held for sale primarily related to changes in the estimated fair value of the assets during the period. The remainder of the impairment charges primarily relate to non-cash impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used, primarily due to lower than expected operating performance at a community subject to a capital lease, property damage sustained at certain communities during the period and the cancellation of certain community expansion and redevelopment projects.

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

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $15.1 million, or 2.8%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full periods.

Interest Expense

Interest expense decreased $1.1 million, or 0.4%, primarily due to lower interest expense on capital and financing leases subsequent to the beginning of the prior year period.

Income Taxes

The difference in our effective tax rates for the nine months ended September 30, 2016 and 2015 was due to an increase in the valuation allowance against our deferred tax assets recorded, the negative tax benefit on the vesting of restricted stock, a direct result of our lower stock price, and the non-deductible write-off of goodwill during the nine months ended September 30, 2016. We determined that an additional valuation allowance was required after consideration of our future reversal of estimated timing differences. We recorded an aggregate deferred federal, state and local tax benefit of $35.7 million as a result of the operating loss for the nine months ended September 30, 2016, which was offset by an increase in the valuation allowance of $39.5 million. We recorded an aggregate deferred federal, state and local tax benefit of $164.0 million as a result of the operating loss for the nine months ended September 30, 2015. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2016 and December 31, 2015 was $161.1 million and $121.6 million, respectively. As described in Note 15 to the condensed consolidated financial statements, we expect to record a significant increase to the valuation allowance in connection with the dispositions and restructurings of leased communities.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the nine months ended September 30, 2016 and 2015 which are included in provision for income tax for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$277,281	$202,185
Net cash used in investing activities	(54,374)	(498,302)
Net cash (used in) provided by financing activities	(236,752)	262,425
Net decrease in cash and cash equivalents	(13,845)	(33,692)
Cash and cash equivalents at beginning of period	88,029	104,083
Cash and cash equivalents at end of period	$74,184	$70,391

The increase in net cash provided by operating activities of $75.1 million was attributable primarily to the payment of $81.4 million of cash during the prior year period to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities.

The decrease in net cash used in investing activities of $443.9 million was primarily attributable to reduced acquisition activity and $219.5 million of net proceeds from the sale of assets in the current year period.

The change in net cash (used in) provided by financing activities was primarily attributable to $210.0 million of cash used to pay down the balance of our secured credit facility during the current year period which principal amount was drawn during the prior year period.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	funds generated through unconsolidated venture arrangements;
•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;
•	funds raised in the debt or equity markets; and
•	proceeds from the selective disposition of underperforming and/or non-core assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;
•	cash collateral required to be posted in connection with our financial instruments and insurance programs;
•	purchases of common stock under our share repurchase authorizations;
•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and
•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration, capital contributions in connection with the pending transaction with Blackstone, and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;
•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;
•	purchases of common stock under our share repurchase authorization; and
•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2016, we have three principal corporate-level debt obligations: our $500.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due 2018, and our separate letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of September 30, 2016.

At September 30, 2016, we had $3.7 billion of debt outstanding, including $100.0 million drawn on our secured credit facility and excluding capital and financing lease obligations, at a weighted-average interest rate of 4.9% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due 2018). At September 30, 2016, we had $2.5 billion of capital and financing lease obligations and $90.3 million of letters of credit had been issued under our letter of credit facilities. Approximately $265.4 million of our debt and capital and financing lease obligations are included in current liabilities within our condensed consolidated balance sheet as of September 30, 2016. The current portion of long-term debt includes $106.9 million of mortgage debt related to communities classified as held for sale. This debt will either be repaid with the proceeds from the sale of the $173.5 million of assets held for sale or be assumed by the prospective purchasers. We also have substantial operating lease obligations and capital expenditure requirements. For the year ending September 30, 2017, we will be required to make approximately $391.8 million of payments in connection with our operating leases existing at September 30, 2016 (prior to giving effect to the pending transactions with HCP and Blackstone).

As noted above, we and HCP have agreed to cause the CCRC Venture to obtain non-recourse mortgage financing on certain communities and, upon completion of these transactions, we expect to receive distributions of more than $200.0 million of net proceeds from the venture. We also expect to contribute approximately $170.0 million to the Blackstone Venture upon its formation. We expect the CCRC venture to close this financing during the three months ended December 31, 2016 and the formation of the Blackstone Venture to close during the three months ended March 31, 2017.

At September 30, 2016, we had $246.3 million of negative working capital. We had $74.2 million of cash and cash equivalents at September 30, 2016, excluding cash and escrow deposits-restricted and lease security deposits of $113.9 million in the aggregate. As of that date, we also had $309.6 million of availability on our secured credit facility. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have 12 Program Max projects that have been approved, most of which have begun construction and are expected to generate 213 net new units.

We have invested significant capital expenditures into our portfolio to renovate and upgrade communities, which we expect will drive greater occupancy and higher rates in those communities over time. For the year ended December 31, 2015, we spent approximately $361.9 million for capital expenditures, net of lessor reimbursements. We will continue our capital expenditure programs, including our Program Max initiative, but in the near-term at reduced investment levels compared to prior years. In an effort to grow our cash flow, we have reduced our anticipated net capital expenditures for the year ended December 31, 2016. We expect to incur net capital expenditures of $260.0 million to $275.0 million for the year ended December 31, 2016. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2016 as well as our anticipated capital expenditures for the year ended December 31, 2016 for our consolidated communities (dollars in millions):

	Actual Nine Months Ended September 30, 2016	Anticipated 2016 Range
Recurring	$50.7	$69.0 - 76.0
Less: reimbursements	(6.9)	(9.0 - 11.0)
Net recurring(1)	43.8	60.0 - 65.0
Net EBITDA-enhancing / Major Projects(2)	81.7	115.0 - 120.0
Corporate, integration and other(3)	45.9	55.0 - 60.0
Non-development capital expenditures	171.4	230.0 - 245.0

Development capital expenditures (Net Program Max(4))	16.7	30.0 - 30.0
Total capital expenditures	$188.1	$260.0 - 275.0

(1)	Payments are included in Cash From Facility Operations.

(2)
Includes EBITDA-enhancing projects (primarily community renovations and apartment upgrades) and other major building infrastructure projects. Amount shown for the nine months ended September 30, 2016 is the amount invested, net of third party lessor reimbursements of $18.0 million. Anticipated amounts shown for 2016 are amounts invested or anticipated to be invested, net of approximately $19.0 million to $22.0 million of lessor reimbursements received or anticipated to be received.

(3)
Corporate, integration and other includes capital expenditures for information technology systems and equipment and expenditures supporting the expansion of our support platform and ancillary services programs.

(4)
Includes community expansions and major repositioning or upgrade projects.  Also includes de novo community developments.  Amount shown for the nine months ended September 30, 2016 is the amount invested, net of third party lessor reimbursements of $17.9 million. Anticipated amounts shown for 2016 are amounts invested or anticipated to be invested, net of approximately $35.0 million to $38.0 million of lessor reimbursements received or anticipated to be received.

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

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility and, to a lesser extent, proceeds from anticipated financings and refinancings of various assets, including the anticipated financing by the CCRC Venture, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming a relatively stable macroeconomic environment.

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

As of September 30, 2016, we had $100.0 million drawn, $25.8 million of letters of credit outstanding and $309.6 million of availability on our secured credit facility. We also had separate letter of credit facilities of up to $64.5 million in the aggregate as of September 30, 2016. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of September 30, 2016, we are in compliance with the financial covenants of our outstanding debt and lease agreements.

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

There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We strongly urge you to review the reconciliations of Adjusted EBITDA from our net income (loss), CFFO from our net cash provided by (used in) operating activities, and our proportionate share of CFFO of unconsolidated ventures from such ventures' net cash provided by (used in) operating activities, along with our consolidated financial statements included herein. We also strongly urge you not to rely on any single financial measure to evaluate our business. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and CFFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner.

Adjusted EBITDA

Definition of Adjusted EBITDA

We changed our definition and calculation of Adjusted EBITDA in connection with our reporting results for the three months ended June 30, 2016, including our Quarterly Report on Form 10-Q filed on August 9, 2016. Prior period amounts of Adjusted EBITDA presented herein have been recast to conform to the new definition. The current definition of Adjusted EBITDA reflects the removal of the following adjustments to our net income (loss) that were used in the former definition: the addition of our proportionate share of CFFO of unconsolidated ventures and our entrance fee receipts, net of refunds, and the subtraction of our amortization of entrance fees.

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

The table below reconciles Adjusted EBITDA from net income (loss) for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2016	2015	2016	2015
Net income (loss)	$(51,728)	$(68,336)	$(136,036)	$(283,852)
Provision (benefit) for income taxes	4,159	(30,796)	5,947	(161,677)
Equity in loss (earnings) of unconsolidated ventures	878	1,578	(478)	766
Debt modification and extinguishment costs	1,944	6,736	3,240	6,780
Other non-operating income	(3,281)	(3,089)	(13,137)	(8,234)
Interest expense	96,482	97,969	289,989	291,092
Interest income	(809)	(399)	(2,239)	(1,208)
Income (loss) from operations	47,645	3,663	147,286	(156,333)
Depreciation and amortization	130,783	160,715	391,314	606,787
Asset impairment	19,111	—	26,638	—
Loss on facility lease termination	—	—	—	76,143
Straight-line lease expense (income)	(859)	1,731	2,553	6,451
Amortization of (above) below market lease, net	(1,699)	(1,626)	(5,165)	(5,425)
Amortization of deferred gain	(1,093)	(1,093)	(3,279)	(3,279)
Non-cash stock-based compensation expense	8,455	10,147	27,218	25,871
Adjusted EBITDA	$202,343	$173,537	$586,565	$550,215

(1)
For the three and nine months ended September 30, 2016, the calculation of Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $7.1 million and $44.2 million, respectively. For the three and nine months ended September 30, 2015, the calculation of Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $35.8 million and $92.1 million, respectively. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Cash From Facility Operations

Definition of Cash From Facility Operations

In connection with our reporting results for the three months ended September 30, 2016, we have changed our definition and calculation of CFFO. Under this new definition of CFFO, we no longer will include our proportionate share of CFFO of unconsolidated ventures. To conform to this new definition, prior period amounts of our CFFO have been recast to reflect our CFFO separate from, and exclusive of, our proportionate share of CFFO of unconsolidated ventures. Previously, in connection with our reporting results for the three months ended June 30, 2016, including our Quarterly Report on Form 10-Q filed on August 9, 2016, we began reporting CFFO as a measure of liquidity, and as such we changed the definition of CFFO to reflect the reconciliation of such measure from our net cash provided by (used in) operating activities. This previous change had no effect on the amounts of CFFO presented herein for this period or prior periods.

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

Our proportionate share of CFFO of unconsolidated ventures is calculated based on our equity ownership percentage and in a manner consistent with the definition of CFFO for our consolidated entities. Our investments in our unconsolidated ventures are accounted for under the equity method of accounting and, therefore, our proportionate share of CFFO of unconsolidated ventures does not represent cash available to our consolidated business except to the extent it is distributed to us.

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness, including our credit facilities, (ii) to review our ability to pay dividends to stockholders or engage in share repurchases, (iii) to review our ability to make capital expenditures, (iv) for other corporate planning purposes, and/or (v) in making compensation determinations for certain of our associates (including our named executive officers).

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

•
the cash portion of non-recurring charges related to gain (loss) on lease termination and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
our proportionate share of CFFO of unconsolidated ventures does not represent cash available directly for use by our consolidated business except to the extent actually distributed to us, and we do not have control, or we share control in determining, the timing and amount of distributions from our unconsolidated ventures and, therefore, we may never receive such cash.

We believe CFFO is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders or engage in share repurchases, (3) our ability to make capital expenditures and (4) the underlying value of our assets, including our interests in real estate.

We believe presentation of our proportionate share of CFFO of unconsolidated ventures is useful to investors since such measure reflects the cash generated by the operating activities of the unconsolidated ventures for the reporting period and, to the extent such cash is not distributed to us, it generally represents cash used or to be used by the ventures for capital expenditures, the repayment of debt, investing in expansions or acquisitions, reserve requirements or other corporate uses by such ventures, and such uses reduce our potential need to make capital contributions to the ventures of our proportionate share of cash needed for such items.

The table below reconciles our CFFO from net cash provided by (used in) operating activities for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2016	2015	2016	2015
Net cash provided by operating activities	$99,442	$91,361	$277,281	$202,185
Net cash provided by (used in) investing activities	102,362	(121,805)	(54,374)	(498,302)
Net cash (used in) provided by financing activities	(166,673)	22,339	(236,752)	262,425
Net increase (decrease) in cash and cash equivalents	$35,131	$(8,105)	$(13,845)	$(33,692)

Net cash provided by operating activities	$99,442	$91,361	$277,281	$202,185
Changes in operating assets and liabilities	23,967	(6,324)	62,527	10,648
Refundable entrance fee received	840	924	1,986	1,510
Entrance fee refunds disbursed	(1,148)	(1,434)	(2,893)	(3,251)
Recurring capital expenditures, net	(16,890)	(14,531)	(43,839)	(46,959)
Lease financing debt amortization with fair market value or no purchase options	(14,599)	(12,852)	(42,525)	(38,047)
Loss on facility lease termination	—	—	—	76,143
Distributions from unconsolidated ventures from cumulative share of net earnings	(6,400)	(6,375)	(6,400)	(7,825)
CFFO	$85,212	$50,769	$246,137	$194,404

(1)
For the three and nine months ended September 30, 2016, the calculation of CFFO includes integration, transaction, transaction-related and strategic project costs of $8.8 million and $47.0 million (including $1.7 million and $2.9 million of debt modification costs excluded from Adjusted EBITDA for the three and nine months ended September 30, 2016, respectively). For the three and nine months ended September 30, 2015, the calculation of CFFO includes integration, transaction, transaction-related and strategic project costs of $42.5 million and $98.8 million, respectively (including $6.7 million of debt modification costs excluded from Adjusted EBITDA). Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

The table below reconciles our proportionate share of CFFO of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands).  For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$47,095	$57,202	$157,530	$112,427
Net cash used in investing activities	(40,885)	(36,471)	(124,491)	(1,042,857)
Net cash (used in) provided by financing activities	(12,073)	(25,021)	(32,708)	931,856
Net (decrease) increase in cash and cash equivalents	$(5,863)	$(4,290)	$331	$1,426

Net cash provided by operating activities	$47,095	$57,202	$157,530	$112,427
Changes in operating assets and liabilities	(3,600)	(11,936)	(11,125)	9,640
Refundable entrance fee received	11,972	7,609	33,878	24,099
Entrance fee refunds disbursed	(11,940)	(10,875)	(36,622)	(33,098)
Recurring capital expenditures, net	(5,256)	(5,437)	(14,761)	(13,590)
CFFO of unconsolidated ventures	$38,271	$36,563	$128,900	$99,478

Brookdale weighted average ownership percentage	36.2%	35.8%	35.0%	38.7%
Brookdale's proportionate share of CFFO of unconsolidated ventures	$13,837	$13,093	$45,130	$38,483

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2016, we had approximately $2.4 billion of long-term fixed rate debt, $1.3 billion of long-term variable rate debt, including our secured credit facility, and $2.5 billion of capital and financing lease obligations. As of September 30, 2016, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.9% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of September 30, 2016, $2.4 billion, or 64.6%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of September 30, 2016, $807.8 million, or 21.6%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $515.0 million, or 13.8%, of our long-term debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $13.3 million, a 500 basis point increase in interest rates would have an impact of $60.1 million and a 1,000 basis point increase in interest rates would have an impact of $87.1 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 8, 2016, the Centers for Medicare & Medicaid Services (CMS) announced that it is implementing a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, Texas, Michigan and Massachusetts. CMS began the pre-claim review demonstration in Illinois in August 2016, and CMS is expected to announce in coming months staggered start dates for the other states, beginning with Florida. We derive a significant portion of our home health revenue from these states. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. The pre-claim review demonstration may result in an increase in administrative costs or reimbursement delays related to home health services in such states, which could have an adverse effect on our results of operations and cash flow.

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

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2016 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2016 - 7/31/2016	4,183	16.90	-	-
8/1/2016 - 8/31/2016	12,766	16.91	-	-
9/1/2016 - 9/30/2016	8,618	17.36	-	-
Total	25,567	17.06	-	-

(1)	Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock.

(2)
See Note 14 to the consolidated financial statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, which is incorporated herein by reference, for information regarding our share repurchase program during the third quarter of 2016.  No shares were purchased pursuant to this authorization during the nine months ended September 30, 2016.  As of September 30, 2016, approximately $82.4 million remained available under this share repurchase authorization. As described in Note 15 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on form 10-Q, on November 1, 2016, the Company announced that its Board of Directors had approved a new share repurchase program for up to $100.0 million, which replaced and terminated the prior repurchase authorization.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	Chief Financial Officer (Principal Financial Officer)
Date:	November 2, 2016

EXHIBIT INDEX

Exhibit No.	Description

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