Form 10-K
period 2016-12-31
Brookdale Senior Living Inc.
filed 2017-02-15
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.6 billion. The market value calculation was determined using a per share price of $15.44, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers, directors and stockholders owning 10% or more of the Company's outstanding common stock.

As of February 10, 2017, 185,448,112 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our strategy, our operational, sales, marketing and branding initiatives, our portfolio optimization and growth initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, development, expansion, renovation, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to disposition, lease restructuring, financing, re-financing and venture transactions and opportunities (including assets currently held for sale and the transactions with HCP, Inc. ("HCP") and affiliates of Blackstone Real Estate Partners VIII L.P. (collectively, "Blackstone")), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA, Cash From Facility Operations and Adjusted Free Cash Flow (as those terms are defined in this Annual Report on Form 10-K); our expectations regarding returns to shareholders, our share repurchase program and the payment of dividends; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to acquire additional operating companies, senior housing communities and ancillary services companies (including home health agencies); and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding and new supply; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term operating lease payments; the effect of our indebtedness and long-term operating leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under our share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring, financing, re-financing and venture transactions (including assets currently held for sale and the transactions with HCP and Blackstone) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business.

Unless otherwise specified, references to "Brookdale," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

Our Business

As of December 31, 2016, we are the largest operator of senior living communities in the United States based on total capacity, with 1,055 communities in 47 states and the ability to serve approximately 103,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of outpatient therapy, home health and hospice services to residents of many of our communities and to seniors living outside of our communities.

As of December 31, 2016, we owned or leased 902 communities (77,284 units) and provided management services with respect to 153 communities (26,090 units) for third parties or unconsolidated ventures in which we have an ownership interest. As of December 31, 2016, we operated 129 retirement center communities (24,339 units), 851 assisted living communities (58,477 units) and 75 CCRCs (20,558 units).  The majority of our units are located in campus settings or communities containing multiple services, including CCRCs.  As of December 31, 2016, our ancillary services platform included networks in 28 states with the ability to provide home health services to approximately 61.7% of our units, outpatient therapy to approximately 18.0% of our units and hospice services to approximately 18.3% of our units.  During the year ended December 31, 2016, we generated approximately 82.1% of our resident fee revenues from private pay customers. For the year ended December 31, 2016, 37.9% of our resident and management fee revenues were generated from owned communities, 49.1% from leased communities, 11.3% from our ancillary services business and 1.7% from management fees from communities we operate on behalf of third parties or unconsolidated ventures.

We intend to be the leading provider of senior living solutions, and we believe that we are positioned to take advantage of favorable demographic trends over time. We also believe that we operate in the most attractive sectors of the senior living industry with opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living ("ADLs") (such as eating, bathing, dressing, toileting and transferring/walking) and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including outpatient therapy, home health services and hospice services, to our residents. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Strategy

During 2014, we acquired Emeritus Corporation ("Emeritus"), a senior living service provider focused on operating residential style communities throughout the United States. At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, significantly increasing our scale and providing us entry into 10 new states. Following the acquisition, we have executed on our plans to integrate legacy Emeritus locations into our systems and infrastructure platform. In 2015, we completed the final cutover waves of integration activities, and we now have a common system and infrastructure platform in place.

With integration activities largely completed, during 2016 we undertook a comprehensive review of our organizational effectiveness as part of updating our strategy.  During 2016, we completed this review and adopted a refined strategy:  to achieve consistent operational excellence in our core businesses.  Execution on our strategy is intended to maximize the value of our existing platform and to build the foundation for further growth.

We have identified five key priorities for which we have developed initiatives or are developing initiatives to support our strategy and have created a transformation process to develop cross-functional initiatives directly tied to key priorities. These five priorities include:

•
Enhance our customer and associate experience.  With this priority, we are simplifying the role of the executive directors of our communities to allow them to focus on our customers and associates, improving our model for recruiting and retaining community associates, implementing new talent development and training programs, and will continue to implement an expanded system to gauge and improve the quality of our relationships with our customers and associates.

•
Improve our marketing and sales processes.  We have designed and begun implementation of a network sales model, have begun to design and implement a new lead management system, and have begun segmenting our communities to align operating standards with optimal market positions.  We will continue to leverage our brand recognition while pursuing a multi-layered marketing approach, which includes customized marketing campaigns in markets and communities with the highest potential.  Our network sales model is designed to better coordinate our sales efforts among our communities within a given market.  Our community segmentation efforts are intended to identify optimal levels of price, service offerings, amenities and programs to be offered in our communities based on local demand so that we can adjust our operating standards to create differentiated value to meet the needs of our customers.

•
Simplify our organization.  We are actively identifying and executing on initiatives to simplify our organization in order to align our structure around our customers' priorities while improving our operational effectiveness and efficiency.  Through our realignment efforts, we have reduced spans and layers in our organization to increase accountability and bring decision making closer to our customers.  We also plan to continue to establish corporate shared service centers of excellence to reduce costs and improve our effectiveness.  We expect that our organizational simplification and streamlining efforts will lead to opportunities for general and administrative expense efficiencies.

•
Optimize our portfolio and leverage scale.  Our initiatives will focus on maximizing the value and performance of our ancillary services business, optimizing our community portfolio, capturing synergies from our scale, and making strategic and cost effective capital expenditure investments.  Through our ongoing portfolio optimization initiative, we intend to dispose of owned and leased communities and restructure leases in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity, and to reduce our debt and lease leverage.  Disposals of owned assets may take the form of outright sales or contributions into ventures in which we would have an ownership interest, and we may desire to retain management rights on disposed assets.  We also intend to restructure existing leases, including those with approaching maturities, which may take the form of non-renewal of leases, negotiation of revised lease terms, termination of leases in favor of venture structures in which we would have an interest and, to a lesser degree, the purchase of leased communities, particularly where we have favorable purchase options.  Our criteria for identifying communities and transactions as part of this initiative include the market value of communities and their underlying performance, lease terms, capital requirements, location, market dynamics, physical plant condition and proximity to other communities in our portfolio.  We expect to continue our capital expenditure programs, including our Program Max initiative through which we intend to expand, renovate, redevelop and reposition our communities where economically advantageous.

•	Innovate for growth. We intend to evaluate, test and implement innovations that enhance customer and associate experience and to explore models to drive new economics.

While our focus will be on executing our refined strategy, we plan to continue to evaluate and, where opportunities arise, selectively purchase existing operating companies, senior living communities, including those that we currently lease or manage, and ancillary services companies.  Such acquisitions may be pursued on our own, or through our investments in ventures.

We believe that successful execution upon our strategy and the initiatives supporting our strategy will enable us to grow stockholder value and better fulfill our mission by satisfying more customers, building improved relationships between us, our associates and our customers, and by improving our occupancy, revenue, expenses, and liquidity, by increasing the quality and durability of our cash flow, and by reducing our debt and lease leverage.

Portfolio Optimization Activities During 2016

During fiscal 2016, we entered into or completed several transactions as part of our efforts to optimize our portfolio through disposing of owned and leased communities and restructuring leases in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity and to reduce our debt and lease leverage.  The transactions included our entering into agreements to sell 51 owned communities and completing the dispositions of 51 owned communities and extinguishment of $94.5 million of related mortgage debt.  We also entered into agreements to terminate triple net leases with respect to 97 communities, seven of which were terminated during 2016.  Four of such communities were contributed to an existing unconsolidated venture in which we have an equity interest, and we expect 64 of such communities to be contributed to a venture in which we will have an equity interest.  Each of these transactions are summarized below.  We will continue to actively explore additional opportunities to optimize our portfolio through disposing of owned and leased communities, restructuring leases and investing in our Program Max initiative.

Dispositions of Owned Communities

We began 2016 with 17 of our owned communities (1,623 units) classified as held for sale as of December 31, 2015. During the year ended December 31, 2016, we entered into agreements to sell an additional 51 communities (3,219 units) and completed the dispositions of 51 owned communities (3,356 units).  These transactions are summarized below.

•
During the three months ended March 31, 2016, we sold seven of the 17 communities held for sale as of December 31, 2015 for an aggregate sales price of $46.7 million. The results of operations of these communities are reported in the Assisted Living (six communities; 389 units) and CCRCs – Rental (one community; 359 units) segments within the consolidated financial statements through the respective disposition dates.  The remaining 10 communities were classified as held for sale as of December 31, 2016.

•
During the three months ended June 30, 2016, we entered into an agreement with a third party to sell a 12-state portfolio of 44 owned communities for an aggregate sales price of $252.5 million. During the three months ended September 30, 2016, we sold 32 of these communities (1,771 units) for an aggregate sales price of $177.5 million.  During the three months ended December 31, 2016, we sold nine of these communities (444 units) for an aggregate sales price of $47.7 million. The results of operations of these 41 communities are reported within the Assisted Living segment within the consolidated financial statements through the respective disposition dates.  During the three months ended December 31, 2016, the agreement was amended to remove one community (63 units) from the portfolio, and the aggregate sales price of the portfolio was decreased by $4.7 million.  The remaining two communities (175 units) within the portfolio were classified as held for sale as of December 31, 2016.

•
During 2016, we identified seven additional owned communities (766 units) as held for sale.  During the three months ended December 31, 2016, we sold three of these communities (393 units) for an aggregate sales price of $33.0 million.  The results of operations of these three communities are reported in the Assisted Living (one community; 20 units), CCRCs – Rental (one community; 276 units) and Retirement Center (one community; 97 units) segments through the respective disposition dates.  The remaining four communities (373 units) were classified as held for sale as of December 31, 2016.

As of December 31, 2016, $97.8 million was recorded as assets held for sale and $60.5 million of mortgage debt was included in the current portion of long-term debt within our consolidated balance sheet with respect to the 16 communities held for sale as of such date.  This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 16 communities are reported in the following segments within the consolidated financial statements:  Assisted Living (13 communities; 1,126 units) and CCRCs – Rental (three communities; 297 units).  The 16 communities had resident fee revenue of $47.2 million and facility operating expenses of $42.0 million for the year ended December 31, 2016.

The closings of the sales of the unsold communities classified as held for sale are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, and are expected to occur in the next 12 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Dispositions and Restructurings of Leased Communities

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which would be contributed to an existing unconsolidated venture in which we hold an equity interest and 64 of which would be owned by a venture in which we expect to acquire a non-controlling interest. The transactions include the following components:

•
HCP and Blackstone entered into an agreement pursuant to which HCP has agreed to sell 64 communities (5,967 units)—which are currently leased to us at above market rates and have a remaining average lease term of approximately 12 years—to Blackstone for a purchase price of $1.125 billion. Separately, we entered into an agreement with Blackstone pursuant to which we have agreed to form a venture (the "Blackstone Venture") into which Blackstone will contribute the 64 communities and into which we expect to contribute a total of approximately $170.0 million to purchase a 15% equity interest, terminate the above market leases, and fund our share of anticipated closing costs and working capital. Following closing, we will manage the communities on behalf of the venture. We expect the Blackstone Venture transactions to close during the three months ended March 31, 2017. The results of operations of the 64 communities are reported in the following segments within the consolidated financial statements: Assisted Living (48 communities; 3,364 units), Retirement Centers (nine communities; 1,180 units) and CCRCs-Rental (seven communities; 1,423 units).  The 64 communities had resident fee revenue of $264.7 million, facility operating expenses of $182.0 million and cash lease payments of $88.4 million for the year ended December 31, 2016.

•
We and HCP agreed to terminate triple-net leases with respect to eight communities (867 units). HCP agreed to contribute immediately thereafter four of such communities, consisting of 527 units, to an existing unconsolidated venture with HCP in which we have a 10% equity interest.  During the three months ended December 31, 2016, the triple-net leases with respect to seven communities (773 units) were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reported in the following segments within the consolidated financial statements: Assisted Living (six communities; 514 units), Retirement Centers (one community; 109 units) and CCRCs-Rental (one community; 244 units).  The eight communities had resident fee revenue of $41.1 million, facility operating expenses of $30.6 million and cash lease payments of $11.3 million for the year ended December 31, 2016.

•
We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units), which we expect to occur in stages through the end of fiscal 2017. The results of operations of the 25 communities are reported in the following segments within the consolidated financial statements: Assisted Living (23 communities; 1,759 units) and CCRCs-Rental (two communities; 272 units).  The 25 communities had resident fee revenue of $72.2 million, facility operating expenses of $58.6 million and cash lease payments of $18.9 million for the year ended December 31, 2016.

The closings of the various pending transactions with HCP and Blackstone are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Program Max Initiative

During fiscal 2016, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2016, we invested $23.9 million on Program Max projects, net of $19.9 million of third party lessor reimbursements, which included the completion of 8 expansion or conversion projects which resulted in 237 additional units.  We currently have 10 Program Max projects that have been approved, most of which have begun construction and are expected to generate 129 net new units.

The Senior Living Industry

The senior living industry has undergone dramatic growth in the last twenty years, marked by the emergence of the assisted living segment in the mid-1990s, and it remains highly fragmented and characterized by numerous local and regional operators. We are one of a limited number of large operators that provide a broad range of community locations and service level offerings at varying price levels.

Beginning in 2007, the industry was affected negatively by the downturn in the general economy, which resulted in a near halt in construction of new units. The industry experienced a slow recovery in occupancy and rate growth beginning in 2010 according to the National Investment Center for the Seniors Housing & Care Industry ("NIC").  In more recent years, as the economy and senior living industry have improved, the industry has attracted increased investment resulting in increased development of new senior housing supply.  According to NIC data, industry occupancy increased modestly through 2015, as the pace of absorption outpaced inventory growth slightly.  During the year ended December 31, 2016, NIC data shows that industry occupancy began to decrease as a result of new openings, and based on projections of NIC, industry occupancy is expected to be flat through 2017.  During 2016, we experienced an adverse change in the competitive environment for our consolidated senior housing portfolio, with significant new competition opening in a number of our markets. We have addressed such competition through our increased use of discounts and incentives (which has impacted rate growth in certain markets), additional local marketing efforts, additional associate retention efforts and, where appropriate, capital projects.  We expect this elevated rate of new openings to continue through most of fiscal 2017.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. We cannot predict what action, if any, Congress will take on reimbursement policies of the Medicare program or what future rule changes the Centers for Medicare & Medicaid Services ("CMS") will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our revenues, results of operations and cash flow.

Effective October 1, 2012, certain Medicare Part B therapy services exceeding a specified threshold are subject to a pre-payment manual medical review process. The review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity. These Medicare Part B therapy cap exception requirements, including the applicable pre-approval requirements, could also negatively impact the revenues, results of operations and cash flow relating to our outpatient therapy services business. Pursuant to the Medicare Access and CHIP Reauthorization Act of 2015, which was signed by the President on April 16, 2015, the manual review process will be replaced with a new review program to be developed by the Secretary of Health and Human Services.

Certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2017. If these exceptions are modified or not extended beyond that date, our revenues, results of operations and cash flow relating to our outpatient therapy services could be materially adversely impacted.

To help fund the expansion of health care coverage to previously uninsured people, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act") outlines certain reductions in Medicare reimbursements for various health care providers, including home health agencies and skilled nursing facilities, as well as other changes to Medicare payment methodologies. Among other changes, the Affordable Care Act calls for the Secretary of Health and Human Services to "rebase" reimbursements for home health, which has resulted in a decrease in home health reimbursement that began in 2014 and is being phased-in over a four year period through 2017, and to establish productivity adjustments reducing the reimbursement rates that we would have otherwise received. For home health in 2017, CMS has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. We expect the total effect of the changes for 2017 to reduce our reimbursement by approximately 3.2%.

On June 8, 2016, CMS announced that it is implementing a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, Texas, Michigan and Massachusetts. CMS began the pre-claim review demonstration in Illinois in August 2016 and will begin the demonstration in Florida in April 2017, and CMS is expected to announce in coming months staggered start dates for the other states. We derive a significant portion of our home health revenue from these states. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. The pre-claim review demonstration may result in an increase in administrative costs or reimbursement delays related to home health services in such states, which could have an adverse effect on our results of operations and cash flow.

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

Our Communities and Service Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our communities consist of retirement center communities, assisted living communities, rental CCRCs and entry fee CCRCs. We manage certain of our communities for third parties or unconsolidated ventures in which we have an ownership interest pursuant to management agreements. In addition, through our ancillary services programs, we provide outpatient therapy, home health and hospice services to residents of many of our communities and to seniors living outside of our communities.

Retirement Centers

Our retirement center communities are primarily designed for middle to upper income seniors generally age 75 and older who desire an upscale residential environment providing the highest quality of service.  The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to "age-in-place" by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, as of December 31, 2016 approximately 78.2% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings containing on average 189 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.  Each retirement center community provides residents with basic services such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. Most of these communities also offer custom tailored supplemental care services at an additional charge, which may include medication reminders, check-in services and escort and companion services.

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

Retirement center communities that we own or lease are included in our Retirement Centers segment, and retirement center communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2016, our Retirement Center segment consisted of 93 retirement center communities with 17,094 units, representing 16.5% of our total senior living capacity, and 36 retirement center communities with 7,275 units were included in our Management Services segment, representing 7.0% of our total senior living capacity. In the aggregate, these retirement center communities represented 23.5% of our total senior living capacity.

Assisted Living

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

We also operate memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer's disease and other dementias requiring the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Our memory care communities have from 8 to 75 beds and some are part of a campus setting which includes a freestanding assisted living community.

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

Assisted living communities (including memory care communities) that we own or lease are included in our Assisted Living segment, and assisted living communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2016, our Assisted Living segment consisted of 768 assisted living communities with 50,686 units, representing 49.0% of our total senior living capacity, and 83 assisted living communities with 7,791 units were included in our Management Services segment, representing 7.5% of our total senior living capacity. In the aggregate, these assisted living communities represented 56.6% of our total senior living capacity.

As of December 31, 2016, we provide memory care services at 540 of our communities, aggregating 13,436 memory care units across our segments. These communities include 120 freestanding memory care communities with 4,666 units included in our Assisted Living segment.

CCRCs

Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's service areas.

CCRCs that we own or lease are included in our CCRCs - Rental segment, and CCRCs for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2016, our CCRCs - Rental segment included 41 CCRCs with 9,534 units, representing 9.2% of our total senior living capacity, and 34 CCRCs with 11,024 units were included in our Management Services segment, representing 10.7% of our total senior living capacity. In the aggregate, these CCRCs represented 19.9% of our total senior living capacity.

Twenty of our CCRCs, of which 17 are included in the Management Services segment, allow for residents in the independent living apartment units to pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which is partially refundable in certain circumstances. We refer to these communities as entry fee CCRCs. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of the refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since entrance fees are paid upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in some agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. In addition, some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale. As of December 31, 2016, our CCRCs - Rental segment included three entry fee CCRCs with 1,164 units, representing less than one percent of our total senior living capacity, and 17 entry fee CCRCs with 8,070 units were included in our Management Services segment, representing 11.1% of our total senior living capacity.

Brookdale Ancillary Services

Through our ancillary services programs, we currently provide outpatient therapy, home health and hospice services, as well as education and wellness programs, to residents of many of our communities and to seniors living outside of our communities. These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for seniors and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy and home health services. The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources, and revenues are recognized as services are provided. We believe that our ancillary services offerings are unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure and experience.

Our Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services provided to residents of many of our communities and to seniors living outside of our communities. The Brookdale Ancillary Services segment does not include the inpatient therapy services provided in our skilled nursing units, which are included in the CCRCs - Rental segment. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

Management Services

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

For the year ended December 31, 2016, approximately 50.6% of our management fees revenue was derived from unconsolidated ventures in which HCP owns a controlling interest, and approximately 35.9% of our management fees revenue was derived from our unconsolidated CCRC venture in which we share control with HCP. Early termination or non-renewal of, or renewal on less-favorable terms, of our management agreements (including our management agreements with such unconsolidated ventures) could cause a loss in revenues and could negatively impact our results of operations and cash flows.

As of December 31, 2016, the 153 communities and 26,090 units in our Management Services segment represented 25.3% of our total senior living capacity. As of that date, we operated nine communities, representing 1,070 units, for third parties and 144 communities, representing 25,020 units, for unconsolidated ventures in which we have an ownership interest. As of December 31, 2016, these communities consisted of 36 retirement center communities (7,275 units), 83 assisted living communities (7,791 units) and 34 CCRCs (11,024 units).

Competitive Strengths

We believe our nationwide network of senior living communities and ancillary services networks are well positioned to benefit from the growth and increasing demand in the industry. Some of our most significant competitive strengths are:

•
Skilled management team with extensive experience. Our senior management team and our Board of Directors have extensive experience in the senior living, healthcare and real estate industries, including the acquisition, operation and management of a broad range of senior living assets.

•
Geographically diverse, high-quality, purpose-built communities. As of December 31, 2016, we are the largest operator of senior living communities in the United States based on total capacity, with 1,055 communities in 47 states and the ability to serve approximately 103,000 residents.

•
Ability to provide a broad spectrum of care. Given our diverse mix of retirement centers, assisted living communities and CCRCs, as well as our ancillary services offerings, we are able to meet a wide range of our customers' needs. We believe that we are one of the few companies in the senior living industry with this capability and the only company that does so at scale on a national basis. We believe that our multiple product offerings create marketing synergies and cross-selling opportunities.

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

•
Significant experience in providing ancillary services. Through our ancillary services programs, we provide a range of home health, hospice, outpatient therapy, education, wellness and other ancillary services to residents of certain of our communities and to seniors outside our communities.  Having therapy clinics located in, and home health agencies that provide services to, our senior living communities is a distinct competitive difference.  We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors outside of our communities.

Segments

As of December 31, 2016, we had five reportable segments: Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services and Management Services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy and allocating capital resources.

Operating results from our five business segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Operations

Operations Overview

We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals and training materials, which we believe have contributed to high levels of customer service. We have centralized accounting, finance and other operating functions in our support centers so that, consistent with our operating philosophy, community-based personnel can focus on resident care, family connections and efficient operations.  Our operating procedures include securing national vendor contracts to obtain lower pricing for certain services such as food, energy and insurance, implementing effective budgeting and financial controls at each community, and establishing standardized training and operations procedures.  We have also established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billing and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

Consolidated Corporate Operations Support

We have developed a centralized support infrastructure and services platform, which provides us with a significant operational advantage over local and regional operators of senior living communities. The size of our business also allows us to achieve increased efficiencies with respect to various corporate functions such as human resources, finance, accounting, legal, information technology and marketing. We are also able to realize cost efficiencies in the purchasing of food, supplies, insurance, benefits, and other goods and services. In addition, we have established centralized operations groups to support all of our product lines and communities in areas such as training, regulatory affairs, asset management, dining and procurement.

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services and financial performance. Each Executive Director receives specialized training from us. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community and key care and service quality measures.  As part of our refined strategy, we intend to simplify the role of our Executive Directors to allow them to focus on our customers and associates.  We believe that the quality of our communities, coupled with our competitive compensation philosophy, has enabled us to attract high-quality, professional community Executive Directors.

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

Marketing and Sales

Our marketing efforts are intended to create awareness of our Brookdale brand, our communities, our products and our services among potential residents and their family members and among referral sources, including hospital discharge planners, physicians, clergy, area agencies for the elderly, skilled nursing facilities, home health agencies and social workers. Our marketing staff develops overall strategies for promoting our communities and monitors the success of our multi-layered marketing efforts, including outreach programs. In addition to direct contacts with prospective referral sources, we also rely on internet inquiries, contact centers, print advertising, e-mail and digital marketing, social media, direct mail, signage and special events, health fairs and community receptions. Certain resident referral programs have been established and promoted within the limitations of federal and state laws at many communities.

As part of our refined strategy, we will continue to leverage our brand recognition while pursuing a multi-layered marketing approach.  We also have designed and begun implementation of a network sales model, have begun to design and implement a new lead management system, and have begun segmenting our communities to align their operating standards with their optimal market position.  With our network sales model, a lead sales associate in many of our markets will be responsible for better coordinating our sales efforts among our communities within a given market.  Our community segmentation efforts are intended to identify optimal levels of price, service offerings, amenities and programs to be offered based on local demand and supply so that we can adjust our operating standards to create differentiated value to meet the needs of our customers.

Competition

The senior living industry is highly competitive. We compete with numerous organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In addition, over the last several years there has been an increase in the construction of new senior housing assets as the industry has attracted increased investment.  During the year ended December 31, 2016, NIC data shows that industry occupancy began to decrease as a result of new openings, and based on projections of NIC, industry occupancy is expected to be flat through 2017.  During 2016, we experienced an adverse change in the competitive environment for our consolidated senior housing portfolio, with significant new competition opening in a number of our markets. We expect the elevated rate of new openings to continue through most of fiscal 2017.  In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our operating results and cash flow. Our major publicly-traded competitors that operate senior living communities are Five Star Quality Care, Inc. and Capital Senior Living Corporation. Our major private competitors include Holiday Retirement, Life Care Services, LLC, and Sunrise Senior Living, LLC, as well as a large number of not-for-profit entities.

Although our focus in the near term will be executing on our refined strategy, we plan to continue to evaluate and, where opportunities arise, selectively purchase existing operating companies, senior living communities, including those that we currently lease or manage, and ancillary services companies.  The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. In addition, several publicly-traded and non-traded real estate investment trusts, or REITs, and private equity firms have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties. The largest three of these publicly-traded healthcare REITs measured on equity market capitalization include HCP, Inc., Ventas, Inc. and Welltower, Inc.

Customers

Our target retirement center residents are senior citizens age 75 and older who desire or need a more supportive living environment. A number of our retirement center residents relocate to one of our communities in order to be in a metropolitan area that is closer to their adult children.

Our target assisted living residents are predominantly senior citizens age 80 and older who require daily assistance with two or more ADLs. Residents typically enter an assisted living community due to a relatively immediate need for services that might have been triggered by a medical event or need.

Our target CCRC residents are senior citizens who are seeking a community that offers a variety of services and a continuum of care so that they can "age-in-place." These residents generally first enter the community as a resident of an independent living unit and may later move into an assisted living or skilled nursing area as their needs change.

Seasonality

Our seniors housing business has typically experienced some seasonality, which we experience in certain regions more than others, due to weather patterns, geography and higher incidence and severity of illnesses during winter months.  Although our seasonal pattern varies from year to year, our average monthly occupancy generally begins to decline sequentially during the fourth quarter of the year, and we generally expect average monthly occupancy to begin to increase during the second quarter each year.

Employees

As of December 31, 2016, we had approximately 50,100 full-time employees and approximately 27,500 part-time employees, of which 615 work in our Brentwood, Tennessee (a suburb of Nashville) headquarters office, 638 work in our Milwaukee, Wisconsin office and 1,033 work in our smaller regional support offices and a variety of field-based management positions. We currently consider our relationship with our employees to be good.

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

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-contaminated bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including its handling, storage, transportation, treatment and disposal, is subject to regulation under various federal, state and local environmental laws. These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice and reporting obligations. Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste. The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with environmental laws could adversely affect our business, financial condition, results of operations and cash flow.

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

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation, Investment and Nominating and Corporate Governance Committees on our web site at www.brookdale.com. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller is also available on our website. Our corporate governance materials are available in print free of charge to any stockholder upon request to our Corporate Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 14, 2017:

Name	Age	Position
Daniel A. Decker	64	Executive Chairman of the Board
T. Andrew Smith	56	President, Chief Executive Officer and Director
Labeed S. Diab	47	Chief Operating Officer
Lucinda M. Baier	52	Chief Financial Officer
Bryan D. Richardson	58	Executive Vice President and Chief Administrative Officer
Cedric T. Coco	49	Executive Vice President and Chief People Officer
Mary Sue Patchett	54	Executive Vice President – Community and Field Operations
H. Todd Kaestner	61	Executive Vice President – Corporate Development
George T. Hicks	59	Executive Vice President – Finance and Treasurer

Daniel A. Decker has been investing in the senior living industry for more than 20 years. He joined our Board of Directors in October 2015 as Non-Executive Chairman of the Board, and was appointed as Executive Chairman of the Board in November 2016.  Mr. Decker is the President and owner of CoastWood Senior Housing Partners, LLC, an investment firm specializing in seniors housing and related services, which he founded in 2006. In January 2013, CoastWood joined with KKR and Beecken Petty O'Keefe & Company to acquire the operations of Sunrise Senior Living, one of the leading operators of assisted living properties in the United States.  The group sold its interest in Sunrise in 2014.  Prior to forming CoastWood, Mr. Decker was a partner from 1990 to 2006 at The Hampstead Group, LLC, a private equity firm with a focus on real estate related, operating intensive businesses such as lodging and seniors housing.  Mr. Decker was an attorney at the law firm of Decker, Hardt, Kopf, Harr, Munsch & Dinan (now known as Munsch Hardt Kopf & Harr, P.C.) from 1985 to 1990, which he co-founded in 1985, and was an attorney at Winstead PC from 1980 to 1985.  Mr. Decker served on the Boards of Directors of Sentio Healthcare Properties, Inc. (a public, non-listed REIT) from March 2013 until September 2015, during which time he served as a member of the Investment Committee, and Health Care REIT, Inc. from October 2011 until August 2012, during which time he served as a member of the Audit, Investment, Nominating/Corporate Governance and Planning Committees.

T. Andrew Smith has over 25 years of experience in seniors housing, mergers and acquisitions, real estate and capital markets transactions, corporate finance and healthcare. Mr. Smith has served as our Chief Executive Officer since February 2013, as our President since March 2016, and as a member of our Board of Directors since June 2014. From October 2006 to February 2013, Mr. Smith served as our Executive Vice President, General Counsel and Secretary. In addition to his role in managing our legal affairs, Mr. Smith was responsible for the management and oversight of our corporate development functions (including acquisitions and expansion and development activity); corporate finance (including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management. Prior to joining Brookdale, Mr. Smith served as a member of Bass, Berry & Sims PLC's corporate and securities group and as chair of the firm's healthcare group. During his tenure at Bass, Berry & Sims (1985 to 2006), Mr. Smith represented American Retirement Corporation as outside General Counsel. He currently serves as a member of the board of directors of the Nashville Health Care Council, Argentum and the National Investment Center for the Seniors Housing & Care Industry (NIC) and as a member of the executive board of the American Seniors Housing Association (ASHA).

Labeed S. Diab joined Brookdale as Chief Operating Officer in November 2015.  Prior to joining Brookdale, Mr. Diab served in operational leadership roles for the Walmart US division of Wal-Mart Stores, Inc. since 2009, most recently serving as its President of Health and Wellness since 2014, its President of Midwest Division from 2011 to 2014, and its Vice President and General Manager from 2009 to 2011.  Prior to that, Mr. Diab served as Regional Vice President of Aramark's Health Care Division from 2006 to 2009 and as Regional Vice President for Rite Aid Corporation from 2003 to 2006.  Mr. Diab began his career as a Pharmacy Manager with American Stores Company and later in regional roles with CVS Caremark.  Mr. Diab is a Registered Pharmacist.  He currently serves as a member of the board of directors of Argentum.

Lucinda M. Baier joined Brookdale as Chief Financial Officer in December 2015.  Ms. Baier has more than fifteen years of executive leadership experience in accounting, taxation, finance and treasury functions, having most recently served as Chief Financial Officer of Navigant Consulting, Inc., a specialized global expert services firm, since March 2013 and its Executive Vice President since February 2013.  Prior to that, she was Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Central Parking System, Inc., a leading firm in parking management and marketing, from August 2011 to October 2012, having previously served as its Senior Vice President and Chief Financial Officer since September 2010.  Ms. Baier served from July 2008 to February 2010 as Executive Vice President and Chief Financial Officer of Movie Gallery, Inc., and served from 2006 until July 2008 as Chief Financial Officer of World Kitchen, LLC.  In addition, Ms. Baier served as a member of the Board of Directors and Audit Committee of The Bon-Ton Stores, Inc. from 2007 until 2016.  Ms. Baier is a Certified Public Accountant.

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

Cedric T. Coco joined Brookdale as Executive Vice President and Chief People Officer in October 2016 after serving in various human resources roles for Lowe's Companies Inc. since 2008, and most recently as Senior Vice President of Human Resources, where he led the human resources generalists for Lowe's stores, distribution centers and customer support centers, in addition to leading talent acquisition, employee relations, diversity, and succession planning. Prior to Lowe's, Mr. Coco gained nearly two decades of experience in human resources, learning and development and organization performance at Microsoft Corporation, KLA-Tencor Corporation and General Electric Company, where he held numerous leadership roles in engineering, business development, sales, general management and organizational learning.

Mary Sue Patchett became our Executive Vice President – Community and Field Operations in November 2015 after having served as Division President since February 2013 and as Divisional Vice President since joining Brookdale in September 2011 in connection with our Horizon Bay acquisition.  Ms. Patchett has over 30 years of senior care and housing experience serving in leadership roles. Previously, Ms. Patchett served as Chief Operating Officer of Horizon Bay from January 2011 through August 2011 and as Senior Vice President of Operations from March 2008 through December 2011. Prior to joining Horizon Bay, she was President and owner of Patchett & Associates, Inc., a management consulting firm for senior housing and other healthcare companies, from 2005 until March 2008. Ms. Patchett had previously served as Divisional Vice President for Alterra for over six years and started in senior living with nine years in numerous leadership positions at Sunrise Senior Living. Ms. Patchett has served on numerous industry boards and is serving on the advisory board of Florida Argentum as its past chair.

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

Risks Related to Our Business

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in the economy, housing market, consumer confidence or the equity markets and unemployment among resident family members) could cause our occupancy rates, revenues, results of operations and cash flow to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues, results of operations and cash flow could decline.

The inability of seniors to sell real estate may delay their moving into our communities, which could negatively impact our occupancy rates, revenues, results of operations and cash flow.

Downturns in the housing markets, such as the one we experienced beginning in 2007, could adversely affect the ability (or perceived ability) of seniors to afford our entrance fees and resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Specifically, if seniors have a difficult time selling their homes or their homes' values decrease, these difficulties could impact their ability to relocate into our communities or finance their stays at our communities with private resources. If national or local housing markets experience protracted volatility, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

We rely on reimbursement from governmental programs for a portion of our revenues, and will be subject to changes in reimbursement levels, which could adversely affect our revenues, results of operations and cash flow.

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. Beginning October 1, 2011, we were impacted by a reduction in the reimbursement rates for Medicare skilled nursing patients and home health patients, as well as a negative change in the allowable method for delivering therapy services to skilled nursing patients (resulting in increased therapy labor expense). In addition, certain per person annual limits on Medicare reimbursement for therapy services became effective in 2006, subject to certain exceptions. These exceptions are currently scheduled to expire on December 31, 2017. If these exceptions are modified or not extended beyond that date, our revenues, results of operations and cash flow relating to our outpatient therapy services could be materially adversely impacted.

Effective October 1, 2012, certain Medicare Part B therapy services exceeding a specified threshold are subject to a pre-payment manual medical review process. The review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity. These Medicare Part B therapy cap exception requirements, including the applicable pre-approval requirements, could also negatively impact the revenues, results of operations and cash flow relating to our outpatient therapy services business. Pursuant to the Medicare Access and CHIP Reauthorization Act of 2015, which was signed by the President on April 16, 2015, the manual review process will be replaced with a new review program to be developed by the Secretary of Health and Human Services.

To help fund the expansion of health care coverage to previously uninsured people, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various health care providers, including home health agencies and skilled nursing facilities, as well as other changes to Medicare payment methodologies. Among other changes, the Affordable Care Act calls for the Secretary of Health and Human Services to "rebase" reimbursements for home health, which has resulted in a decrease in home health reimbursement that began in 2014 and is being phased-in over a four year period through 2017, and to establish productivity adjustments reducing the reimbursement rates that we would have otherwise received. For home health in 2017, the Centers for Medicare & Medicaid Services ("CMS") has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. We expect the total effect of the changes for 2017 to reduce our reimbursement by approximately 3.2%.

On June 8, 2016, the CMS announced that it is implementing a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, Texas, Michigan and Massachusetts. CMS began the pre-claim review demonstration in Illinois in August 2016, will begin the demonstration in Florida in April 2017, and is expected to announce in coming months staggered start dates for the other states. We derive a significant portion of our home health revenue from these states. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. The pre-claim review demonstration may result in an increase in administrative costs or reimbursement delays related to home health services in such states, which could have an adverse effect on our results of operations and cash flow.

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. We cannot predict what action, if any, Congress will take on reimbursement policies of the Medicare program or what future rule changes the CMS will implement. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our revenues, results of operations and cash flow.

The impact of ongoing health care reform efforts on our business cannot accurately be predicted.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. Notably, the Affordable Care Act resulted in expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the U.S. health care system. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various health care providers, including home health networks and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered, amended, repealed or replaced.  It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law.  We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect us and the manner in which we are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act or any amended or replacement legislation may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

In addition to its impact on the delivery and payment for health care, the Affordable Care Act and the implementing regulations have resulted and may continue to result in increases to our costs to provide health care benefits to our employees. We also may be required to make additional employee-related changes to our business as a result of provisions in the Affordable Care Act or any amended or replacement legislation impacting the provision of health insurance by employers, which could result in additional expense and adversely affect our results of operations and cash flow.

Overbuilding and increased competition may adversely affect our occupancy, revenues, results of operations and cash flow.

The senior living industry is highly competitive. We compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, therapy services, life care at home, community-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living sectors of the senior living industry are not substantial. In addition, over the last several years there has been an increase in the construction of new senior housing assets, and beginning in the third quarter of 2016 we began experiencing an adverse change in the competitive environment for our consolidated senior housing portfolio, with significant new competition opening in a number of our markets. We expect this elevated rate of new openings to continue through most of fiscal 2017, and we expect that the senior living industry may become more competitive in the future. Such new competition that we have encountered or may encounter could limit our ability to attract new residents, raise or maintain resident fees or expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations and cash flow.

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

As of December 31, 2016, we had three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due June 15, 2018 and separate letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Disruptions in the financial markets could have an adverse effect on us and our business. If we are not able to obtain additional financing on favorable terms, we also may have to delay or abandon some or all of our portfolio optimization or growth initiatives, which could adversely affect our revenues, results of operations and cash flow.

General economic factors could adversely affect our financial performance and other aspects of our business.

General economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. In addition, current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this would result in defaults of the related debt or leases and cross-defaults under our other debt or lease documents, which would adversely affect our capital structure, financial condition, results of operations and cash flow.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases and other types of financing, including borrowings under our line of credit and future credit facilities we may obtain. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us and/or one or more of our subsidiaries. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because many of our outstanding debt and lease documents contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our communities and their corresponding financing arrangements and leases. In the event of such a default, we may not be able to obtain a waiver from the lender or lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure and financial condition.

Our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business.

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

Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future cash flow performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness or leases, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. These measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases could result in an adverse effect on our future ability to generate revenues and our results of operations and cash flow. Any contemplated financing, refinancing, restructuring, or sale of assets might not be available on economically favorable terms to us. In addition, certain of our debt agreements contain extension options. If we are not able to satisfy the conditions precedent to exercising these extension options our liquidity and financial condition could be negatively impacted.

Our existing credit facilities, mortgage loans and lease arrangements contain covenants that limit or restrict our operations and activities (including our ability to borrow additional funds and engage in certain transactions without consent of the applicable lender or lessor), and any default under such facilities, loans or arrangements could result in the acceleration of indebtedness, termination of the leases or cross-defaults under our other debt or lease documents, any of which would negatively impact our liquidity and interfere with our portfolio optimization and growth initiatives.

Our outstanding indebtedness and leases contain restrictions and covenants and require us to maintain or satisfy specified financial ratios and coverage tests, including maintaining prescribed net worth levels, leverage ratios and debt service and lease coverage ratios on a consolidated basis, and on a community or communities basis based on the debt or lease securing the communities. In addition, certain of our leases require us to maintain lease coverage ratios on a lease portfolio basis (each as defined in the leases) and maintain stockholders' equity or tangible net worth amounts. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. These restrictions and covenants may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to pursue our portfolio optimization and growth initiatives.  If we fail to comply with any of these requirements, then the related indebtedness could become immediately due and payable. We cannot assure you that we could pay this debt if it became due. In addition, certain of our outstanding indebtedness and leases limit or restrict, among other things, our ability and our subsidiaries' ability to borrow additional funds, engage in a change in control transaction, dispose of all or substantially all of our or their assets, or engage in mergers or other business combinations without consent of the applicable lender or lessor.
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
The substantial majority of our lease arrangements are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. As a result, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio and could further trigger cross-default provisions in other outstanding debt and lease documents.  In the event of such a default, we may not be able to obtain a waiver from the lessor on terms acceptable or favorable to us, or at all, which would have a negative impact on our capital structure, financial condition, results of operations and cash flow, and could interfere with our ability to pursue our portfolio optimization and growth initiatives.

Certain of our master leases and management agreements also contain radius restrictions, which limit our ability to own, develop or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand, develop or acquire senior housing communities and operating companies.

Mortgage debt and lease obligations expose us to increased risk of loss of property, which could harm our ability to generate future revenues and could have an adverse tax effect.

Mortgage debt and lease obligations increase our risk of loss because defaults on indebtedness secured by properties or pursuant to the terms of the lease may result in foreclosure actions initiated by lenders or lessors and ultimately our loss of the property securing any loans for which we are in default or cause the lessor to terminate the lease. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could negatively impact our results of operations and cash flow. Further, our mortgage debt and leases generally contain cross-default and cross-collateralization provisions and a default on one community could affect a significant number of our communities, financing arrangements and leases.

In addition, our leases generally provide for renewal or extension options and, in certain cases, purchase options. These options generally are based upon prescribed formulas but, in certain cases, may be at fair market value. We expect to renew, extend or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension or purchase options. Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the communities subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, results of operations and cash flow could be adversely affected.

Increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our results of operations and cash flow.

Our unhedged floating-rate debt and lease payment obligations and any unhedged floating-rate debt incurred in the future, exposes us to interest rate risk. Therefore, increases in prevailing interest rates could increase our payment obligations, which would negatively impact our results of operations and cash flow.

Increases in the cost and availability of labor, including increased competition for or a shortage of skilled personnel, increased wage pressures or increased union activity, would have an adverse effect on our business, results of operations and cash flow.

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

We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  In addition, we have experienced and may continue to experience wage pressures due to minimum wage increases mandated by state and local laws and the increase to the salary thresholds for overtime exemptions under the Fair Labor Standards Act, which were adopted by the Department of Labor in May 2016.  The changes to the thresholds for overtime exemptions were to be effective December 1, 2016, but were temporarily enjoined by a U.S. District Court prior to their implementation.  It is unclear whether the changes adopted by the Department of Labor ultimately will become effective as adopted, amended, replaced or repealed.  We may not be able to offset such added costs resulting from competitive, inflationary or regulatory pressures by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from market to market. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our overall operating results and cash flow could be harmed.

In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules. New election rules promulgated by the National Labor Relations Board went into effect in April 2015 and substantially changed – and expedited – the union election process, thereby limiting the time available for us to attempt to persuade employees to vote against representation. If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our results of operations and cash flow would be negatively affected.

We have a history of losses and we may not be able to achieve profitability.

We have incurred net losses in every year since our formation in June 2005. Given our history of losses, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If we do not effectively manage our cash flow and business operations going forward or otherwise achieve profitability, our stock price could be adversely affected.

If we are unable to execute on our plans to dispose of owned communities and restructure existing leases, we may not realize an increase in the quality and durability of our cash flow, the improvement of our liquidity or reductions of our debt and lease leverage.

Through our portfolio optimization initiative, we intend to dispose of owned and leased communities and restructure leases in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity and to reduce our debt and lease leverage.

As of December 31, 2016, we had identified 16 communities as held for sale, and we continue to actively pursue the disposition of owned assets according to our disposition criteria, either through outright sales or contributions to ventures in which we would have an interest.  The closings of such dispositions generally are subject to closing conditions, including the receipt of regulatory approvals, and we cannot assure you that such transactions will close or, if they do, when the actual closings will occur.  The sales price for pending or future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations.

We also plan to restructure existing leases, which may take the form of non-renewal of leases, negotiation of revised lease terms, termination of leases in favor of venture structures in which we would have an interest and, to a lesser degree, the purchase of the leased communities.  As of December 31, 2016, transactions to terminate triple-net leases with respect to 90 communities leased from HCP, Inc. were pending, 64 of which affiliates of Blackstone have agreed to purchase and contribute to a venture in which we expect to acquire a non-controlling interest.  The closings of such transactions generally are subject to closing conditions, including the receipt of regulatory approvals, and we cannot assure you that our pending or future transactions, including our pending transactions with HCP and affiliates of Blackstone, will close or, if they do, when the actual closings will occur.  Further, we cannot assure you that we will be successful in identifying and negotiating the restructuring of leases with counterparties on terms that are acceptable to us, or at all.  We may be required to pay significant amounts to restructure leases and we may be required to take charges in connection with restructuring of leases, which could adversely affect our financial condition and results of operations.

If we are unable to execute on our plans to dispose of owned communities and restructure existing leases, we may not realize improvements to our liquidity, an increase in the quality and durability of our cash flow, and reductions to our debt and lease leverage.  Such dispositions and lease restructurings likely will result in reductions to our revenue and may result in reductions to our results of operations and cash flow.  Further, if we are unable to reduce our general and administrative expense with respect to completed dispositions and lease terminations in accordance with our expectations, we may not realize the expected benefits of such transactions, which could negatively impact our anticipated results of operations and cash flow.

We may need additional capital to fund our operations and execute on our portfolio optimization and growth initiatives, and we may not be able to obtain it on terms acceptable to us, or at all.

Execution on our portfolio optimization and growth initiatives, including our plans to continue expansion of our business through the expansion, renovation, redevelopment and repositioning of our existing communities, the development of new communities and the acquisition of operating companies, senior living communities and ancillary services companies will require additional capital, particularly if we were to accelerate our lease restructuring, development or acquisition plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans to restructure leases and grow our business. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

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

If we are unable to expand, renovate, reposition or redevelop our communities in accordance with our plans, our anticipated revenues, results of operations and cash flow could be adversely affected.

We are currently working on projects that will expand, renovate, reposition or redevelop a number of our existing senior living communities. These projects are in various stages of development and are subject to a number of factors over which we have little or no control. These factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations. We cannot assure you that we will elect to undertake or complete all of our proposed expansion, renovation, repositioning and redevelopment projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our expansion, renovation, repositioning or redevelopment projects will be economically successful. Our failure to achieve our expansion, renovation, repositioning and redevelopment plans could adversely impact our anticipated revenues, results of operations and cash flow.

We may encounter difficulties in acquiring communities at attractive prices or integrating acquisitions with our operations, which may adversely affect our financial condition, results of operations and cash flow.

We will continue to selectively target strategic acquisitions as opportunities arise. To the extent we do identify and complete any future acquisition opportunities, the process of identifying potential acquisition candidates, completing acquisition transactions and integrating acquired communities into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial or other resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may adversely affect our revenue growth, results of operations and cash flow. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire communities at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of communities will not increase. Finally, when we are able to locate communities and enter into definitive agreements to acquire or lease them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

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

Unforeseen costs associated with the acquisition of communities could negatively affect our results of operations and cash flow.

We plan to continue to selectively target strategic acquisitions of operating companies, senior living communities and ancillary services companies as opportunities arise. Despite our extensive underwriting and due diligence procedures, operating companies and communities that we have previously acquired or may acquire in the future may generate unexpectedly low or no returns or may not meet a risk profile that our investors find acceptable. In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired operating companies and communities, including contingent liabilities, or newly acquired communities or operating companies might require significant management attention that would otherwise be devoted to our ongoing business. For example, a community may require capital expenditures in excess of budgeted amounts, or it may experience management turnover that is higher than we project. These costs may negatively affect our future results of operations and cash flow.

Competition for the acquisition of strategic assets from buyers with greater financial resources or lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.

Several publicly-traded and non-traded real estate investment trusts, or REITs, and private equity firms have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us. There is significant competition among potential acquirers in the senior living industry, including publicly-traded and non-traded REITs and private equity firms, and there can be no assurance that we will be able to successfully complete acquisitions, which could limit our ability to grow our business effectively. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.

Delays in obtaining regulatory approvals could hinder our plans to expand our ancillary services programs, which could negatively impact our anticipated revenues, results of operations and cash flow.

We plan to expand our offering of ancillary services (including therapy, home health and hospice) to additional markets. In the current environment, it is difficult to obtain certain required regulatory approvals. Delays in obtaining required regulatory approvals could impede our ability to expand to additional markets in accordance with our plans, which could negatively impact our anticipated revenues, results of operations and cash flow.

Our investment in our entrance fee CCRC venture with HCP is susceptible to risks associated with the lifecare benefits offered to the residents of the venture's lifecare entrance fee communities, and we are also susceptible to such risks for our owned and/or operated entrance fee CCRCs.

As of December 31, 2016, we managed lifecare entrance fee communities as part of our entrance fee CCRC venture with HCP, and we owned and/or operated three other lifecare communities. Residents of these communities typically receive a limited lifecare benefit and pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for these communities are not sufficient to cover the cost of lifecare benefits granted to residents, our interest in the results of operations and cash flow of these communities and the venture could be adversely affected.

Residents of these entrance fee communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although we screen potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the entrance fee communities during their lifetime, we cannot assure you that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, we or the entrance fee CCRC venture, as applicable, would have rights of set-off against the refundable portions of the residents' deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that these communities must pay third parties to provide nursing care to residents of these communities, our interest in the results of operations and cash flow of these communities and the venture would be adversely affected.

Early termination or non-renewal of our management agreements could cause a loss in revenues and negatively impact our results of operations and cash flow.

We operate certain of our communities pursuant to management agreements. In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned by an unconsolidated venture in which we have an ownership interest. At December 31, 2016, we managed 153 communities, representing approximately 25% of our capacity, for third parties or unconsolidated ventures. The majority of our management agreements are long-term agreements. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party (in which case we may be entitled to receive a contractual termination fee). Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with unconsolidated ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, in the event of default on a loan, the lender may have the ability to terminate us as manager. With respect to communities held in unconsolidated ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact our results of operations and cash flow.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations and cash flow.

We have a high concentration of communities in various geographic areas, including the states of California, Florida and Texas. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs, results of operations and cash flow. In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by other severe weather conditions or natural disasters such as hurricanes, earthquakes or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

Termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our occupancy, revenues, results of operations and cash flow.

State regulations governing assisted living communities require written resident agreements with each resident. Several of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, many of our assisted living resident agreements allow residents to terminate their agreements upon 0 to 30 days' notice. Unlike typical apartment leasing or independent living arrangements that involve lease agreements with specified leasing periods of up to a year or longer, in many instances we cannot contract with our assisted living residents to stay in those living spaces for longer periods of time. Our retirement center resident agreements generally provide for termination of the lease upon death or allow a resident to terminate his or her lease upon the need for a higher level of care not provided at the community. If multiple residents terminate their resident agreements at or around the same time, our occupancy, revenues, results of operations and cash flow could be adversely affected. In addition, because of the demographics of our typical residents, including age and health, resident turnover rates in our communities are difficult to predict. As a result, the living spaces we lease may be unoccupied for a period of time, which could adversely affect our occupancy, revenues, results of operations and cash flow.

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

Environmental contamination at any of our communities could result in substantial liabilities to us, which may exceed the value of the underlying assets and which could materially and adversely affect our financial condition, results of operations and cash flow.

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

Failure to comply with existing environmental laws could result in increased expenditures, litigation and potential loss to our business and in our asset value, which would have an adverse effect on our financial condition, results of operations and cash flow.

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

Although we believe that we are currently in material compliance with applicable environmental laws, if we fail to comply with such laws in the future, we would face increased expenditures both in terms of fines and remediation of the underlying problem(s), potential litigation relating to exposure to such materials, and potential decrease in value to our business and in the value of our underlying assets. Therefore, our failure to comply with existing environmental laws would have an adverse effect on our financial condition, results of operations and cash flow.

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

We have been and are currently involved in litigation and claims incidental to the conduct of our business that are comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain general liability and professional liability insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Our current policies are written on a claims-made basis and provide for deductibles for each claim. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts. If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operations and financial condition could be adversely affected.

Risks Related to Our Industry

We face periodic and routine reviews, audits and investigations under our contracts with government agencies, and these audits could have adverse findings that may negatively impact our business, financial condition, results of operations and cash flow.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including but not limited to the RAC and ZPIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flow. Moreover, an adverse review, audit or investigation could result in:

•	required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs;

•	state or federal agencies imposing fines, penalties and other sanctions (including payment suspensions) on us;

•	loss of our right to participate in the Medicare program or state programs;

•	damage to our business and reputation in various markets; or

•	significant investment of time and money even if eventually favorably determined.

These results could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business, results of operations and cash flow.

The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states in which we operate or may operate, we are prohibited from providing certain higher levels of senior care services without first obtaining the appropriate licenses. Also, in several of the states in which we operate or intend to operate, assisted living communities and/or skilled nursing facilities require a certificate of need before the community can be opened or the services at an existing community can be expanded. Furthermore, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws, particularly with respect to large for-profit, multi-community providers like us. These requirements and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets and, if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer. We are unable to predict the future course of federal, state and local legislation or regulation. If regulatory requirements increase, whether through enactment of new laws or regulations or changes in the enforcement of existing rules, our business, results of operations and cash flow could be adversely affected.

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

There are various extremely complex federal and state laws governing a wide array of referral relationships and arrangements and prohibiting fraud by health care providers, including those in the senior living industry, and governmental agencies are devoting increasing attention and resources to such anti-fraud initiatives. Some examples are the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Balanced Budget Act of 1997, and the False Claims Act, which gives private individuals the ability to bring an action on behalf of the federal government. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could increase our costs and otherwise jeopardize our business. Under the Deficit Reduction Act of 2005, or DRA 2005, every entity that receives at least $5.0 million annually in Medicaid payments must have established written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. Failure to comply with this compliance requirement may potentially give rise to potential liability. DRA 2005 also creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act.

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

Compliance with the Americans with Disabilities Act, Fair Housing Act and fire, safety and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our results of operations and financial condition.

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

Capital expenditures we have made to comply with any of the above to date have been immaterial, however, the increased costs and capital expenditures that we may incur in order to comply with any of the above would result in a negative effect on our results of operations and financial condition.

Significant legal actions and liability claims against us in excess of insurance limits could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.

The senior living and healthcare services businesses entail an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services we provide. In recent years, we, as well as other participants in our industry, have been subject to an increasing number of claims and lawsuits alleging that our services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. Many states continue to consider tort reform and how it will apply to the senior living industry. We may continue to be faced with the threat of large jury verdicts in jurisdictions that do not find favor with large senior living or healthcare providers. We maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards. We have formed a wholly-owned "captive" insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. There can be no guarantee that we will not have any claims that exceed our policy limits in the future.

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

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:

•	a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms;

•	removal of directors only for cause, and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;

•	blank-check preferred stock;

•	provisions preventing stockholders from calling special meetings or acting by written consent;

•	advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and

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

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, distributions and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly results of operations and cash flow;

•	changes in our operating performance and liquidity guidance;

•	the contents of published research reports about us or the senior living industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur or lease obligations we may enter into in the future;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	speculation or reports by the press or investment community with respect to us or the senior living industry in general;

•	proxy contests or other shareholder activism;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	downturns in the real estate market or changes in market valuations of senior living communities;

•	changes or proposed changes in laws or regulations affecting the senior living industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market and economic conditions.

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

We may issue all of the shares of our common stock that are authorized but unissued (and not otherwise reserved for issuance under our stock incentive or purchase plans or pursuant to the conversion or exercise features of our convertible senior notes and warrants) without any action or approval by our stockholders. We may issue shares of common stock in connection with acquisitions of existing operating companies, senior living communities and ancillary services companies. Any shares issued in connection with our acquisitions or otherwise would dilute the holdings of our current stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At December 31, 2016, approximately 185.5 million shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

In addition, as of December 31, 2016, approximately 4.6 million shares of restricted common stock were outstanding under our 2014 Omnibus Incentive Plan and our Omnibus Stock Incentive Plan, and we had availability to issue approximately 4.6 million additional shares under our 2014 Omnibus Incentive Plan, our Associate Stock Purchase Plan, and our Director Stock Purchase Plan.  The shares of our common stock issued or issuable pursuant to these plans are or will be registered under the Securities Act, and once any restrictions imposed on the shares and options granted under these plans expire, such shares of common stock will be available for sale into the public markets.

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

Facilities

At December 31, 2016, we operated 1,055 communities across 47 states, with the capacity to serve approximately 103,000 residents. Of the communities we operated at December 31, 2016, we owned 363, we leased 539 pursuant to operating, capital and financing leases, and 153 were managed by us for third parties or unconsolidated ventures in which we have an ownership interest.

The following table sets forth certain information regarding our communities at December 31, 2016:

	Occupancy		Ownership Status
State	Units	Rate(1)(2)	Owned	Leased	Managed	Total
Florida	16,344	83%	49	45	30	124
Texas	13,823	85%	62	33	33	128
California	10,827	86%	26	54	11	91
Washington	4,679	91%	14	35	2	51
Colorado	4,637	85%	11	19	9	39
Ohio	4,314	84%	23	23	5	51
Illinois	3,699	88%	2	10	6	18
North Carolina	3,680	86%	7	52	1	60
Arizona	3,495	87%	15	15	4	34
Oregon	3,190	93%	8	30	5	43
New York	2,552	85%	17	15	3	35
Virginia	2,497	88%	7	7	3	17
Michigan	2,123	89%	9	23	1	33
Tennessee	2,093	92%	13	14	4	31
South Carolina	1,676	84%	4	20	0	24
Georgia	1,568	87%	5	12	4	21
Kansas	1,548	90%	8	12	2	22
Oklahoma	1,477	83%	4	21	2	27
New Jersey	1,459	88%	7	10	1	18
Massachusetts	1,459	80%	3	5	4	12
Alabama	1,364	86%	7	2	1	10
Pennsylvania	1,279	89%	8	3	1	12
Rhode Island	1,186	84%	1	4	4	9
Missouri	1,184	86%	2	1	2	5
Indiana	1,183	75%	4	8	1	13
Connecticut	977	70%	2	7	1	10
Kentucky	895	76%	1	4	1	6
Minnesota	874	77%	2	15	1	18
Wisconsin	869	82%	6	12	2	20
New Mexico	793	66%	2	4	1	7
Mississippi	645	88%	5	3	0	8
Maryland	614	95%	2	2	3	7
Louisiana	611	86%	6	1	0	7
Idaho	605	86%	7	1	0	8
Nevada	604	89%	4	3	0	7
Arkansas	494	94%	4	0	1	5
Nebraska	455	85%	0	5	0	5
Utah	368	81%	0	2	2	4
Montana	238	96%	1	2	0	3
West Virginia	220	97%	1	1	0	2
Delaware	200	87%	2	1	0	3
Wyoming	113	81%	0	2	0	2
Iowa	106	72%	0	0	1	1
Vermont	101	88%	1	0	0	1
New Hampshire	90	96%	1	0	0	1
North Dakota	85	85%	0	1	0	1
Maine	81	56%	0	0	1	1
Total	103,374	86%	363	539	153	1,055

(1)	Includes the impact of managed properties.

(2)	Represents occupancy at December 31, 2016.

Substantially all of our owned properties are subject to mortgages.

Corporate Offices

Our main corporate offices are all leased, including our 143,065 square foot headquarters facility in Brentwood, Tennessee (a suburb of Nashville) and our 184,122 square foot shared service facility in Milwaukee, Wisconsin.  We also lease smaller regional support offices in Chicago and Tampa.

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

	Fiscal 2016
	High	Low
First Quarter	$19.71	$11.28
Second Quarter	$19.42	$14.43
Third Quarter	$18.62	$14.75
Fourth Quarter	$17.70	$10.65

	Fiscal 2015
	High	Low
First Quarter	$38.96	$31.33
Second Quarter	$39.89	$34.60
Third Quarter	$35.35	$22.00
Fourth Quarter	$25.48	$16.58

The closing sale price of our common stock as reported on the NYSE on February 10, 2017 was $15.15 per share. As of that date, there were approximately 377 holders of record of our common stock.

Dividend Policy

On December 30, 2008, our Board of Directors voted to suspend our quarterly cash dividend indefinitely and no dividends were declared since that time. Although we anticipate that, in the longer-term, we may pay regular quarterly dividends to the holders of our common stock, over the near term we anticipate deploying capital to reduce our debt and lease leverage, to make strategic and cost effective capital expenditure investments and to grow our business.  Accordingly, we do not expect to pay cash dividends on our common stock for the foreseeable future.

Our ability to pay and maintain cash dividends in the future will be based on many factors, including then-existing contractual restrictions or limitations, our ability to execute our strategy, our ability to negotiate favorable lease and other contractual terms, anticipated operating expense levels, the level of demand for our units, occupancy rates, entrance fee sales results, the rates we charge, our liquidity position and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. We can give no assurance as to our ability to pay or maintain dividends in the future. As we have done in the past, we may also pay dividends in the future that exceed our net income for the relevant period as calculated in accordance with U.S. GAAP.

Share Price Performance Graph

The following graph compares the five-year cumulative total return for Brookdale common stock with the comparable cumulative return of the S&P 500 index and the S&P Health Care Index.  The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2011 and that dividends are reinvested.  The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/11	12/12	12/13	12/14	12/15	12/16

Brookdale Senior Living Inc.	100.00	145.60	156.30	210.87	106.15	71.42
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Health Care	100.00	117.89	166.76	209.02	223.42	217.41

The performance graph and related information shall not be deemed to be filed as part of this Annual Report on Form 10-K and do not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the quarter ended December 31, 2016 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)

10/1/2016 - 10/31/2016	—	—	—	82,387
11/1/2016 - 11/30/2016	755,508	12.85	750,000	90,360
12/1/2016 - 12/31/2016	12,203	11.39	—	90,360
Total	767,711	12.83	750,000

(1)
Shares purchased include 750,000 shares purchased in open market transactions pursuant to the publicly announced repurchase program summarized in footnote 2 below and the following number of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock: November 2016—5,508 shares; and December 2016—12,203 shares.  The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a new share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock, which replaced and terminated the prior repurchase authorization approved by the Board in 2011 that had remaining availability of approximately $82.4 million at the time of termination. No shares were purchased pursuant to the prior authorization during the three months ended December 31, 2016. The new share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. As of December 31, 2016, approximately $90.4 million remained available under the new share repurchase authorization.

Item 6.	Selected Financial Data.

This selected financial data should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data." Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2016 have been derived from our audited financial statements.  The results of operations for any particular period are not necessarily indicative of results for any future period.

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger.  On August 29, 2014, we completed several transactions with HCP, including our entering into an unconsolidated venture (the "CCRC Venture") with HCP in which we obtained a 51% ownership interest and to which we contributed all but two of our legacy Brookdale entry fee CCRCs, our entering into an unconsolidated venture (the "HCP 49 Venture") with HCP in which we obtained a 20% ownership interest and to which HCP contributed 49 communities leased and historically operated by Emeritus, and our amending and restating the terms of certain existing triple net leases between us and HCP (including those acquired in the Emeritus merger).  Our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms subsequent to such date.  We contributed all but two of our legacy Brookdale entry fee CCRCs to the CCRC Venture on August 29, 2014, at which time the contributed CCRCs were deconsolidated. The results of the entry fee CCRCs contributed the CCRC Venture are reported in the CCRCs –Entry Fee segment for the time periods prior to being contributed to the CCRC Venture.  See Note 4 to the consolidated financial statements for more information regarding our acquisition of Emeritus and our transactions with HCP.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
(in thousands, except per share and other operating data)
Total revenue	$4,976,980	$4,960,608	$3,831,706	$2,891,966	$2,768,738
Facility operating expense	2,799,402	2,788,862	2,210,368	1,671,945	1,630,919
General and administrative expense	313,409	370,579	280,267	180,627	178,829
Transaction costs	3,990	8,252	66,949	3,921	―
Facility lease expense	373,635	367,574	323,830	276,729	284,025
Depreciation and amortization	520,402	733,165	537,035	268,757	252,281
Loss (gain) on acquisition	―	―	―	―	636
Asset impairment	248,515	57,941	9,992	12,891	27,677
Loss (gain) on facility lease termination	11,113	76,143	―	―	(11,584)
Costs incurred on behalf of managed communities	737,597	723,298	488,170	345,808	325,016
Total operating expense	5,008,063	5,125,814	3,916,611	2,760,678	2,687,799
Income (loss) from operations	(31,083)	(165,206)	(84,905)	131,288	80,939
Interest income	2,933	1,603	1,343	1,339	4,012
Interest expense	(385,617)	(388,764)	(248,188)	(137,399)	(146,783)
Debt modification and extinguishment costs	(9,170)	(7,020)	(6,387)	(1,265)	(221)
Equity in earnings (loss) earnings of unconsolidated ventures	1,660	(804)	171	1,484	(3,488)
Gain (loss) on sale of assets, net	7,218	1,270	446	972	(332)
Other non-operating income	14,801	8,557	6,789	1,753	925
Loss before income taxes	(399,258)	(550,364)	(330,731)	(1,828)	(64,948)
(Provision) benefit for income taxes	(5,378)	92,209	181,305	(1,756)	(1,519)
Net income (loss)	(404,636)	(458,155)	(149,426)	(3,584)	(66,467)
Net (income) loss attributable to noncontrolling interest	239	678	436	―	―
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(404,397)	$(457,477)	$(148,990)	$(3,584)	$(66,467)
Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.18)	$(2.48)	$(1.01)	$(0.03)	$(0.54)
Weighted average shares of common stock used in computing basic and diluted net income (loss) per share	185,653	184,333	148,185	123,671	121,991
Other Operating Data:
Total number of communities (at end of period)	1,055	1,123	1,143	649	647
Total units operated(1)
Period end	102,768	107,786	110,219	66,832	65,936
Weighted average	106,122	109,342	84,299	66,173	66,102
Owned/leased communities occupancy rate (weighted average)	86.0%	86.8%	88.3%	88.7%	88.0%
RevPOR(2)	$4,468	$4,310	$4,357	$4,383	$4,271

	As of December 31,
	2016	2015	2014	2013	2012
(in millions)
Cash and cash equivalents	$216.4	$88.0	$104.1	$58.5	$69.2
Total assets	$9,217.7	$10,048.6	$10,417.5	$4,695.6	$4,672.8
Total long-term debt and line of credit	$3,559.6	$3,942.8	$3,597.0	$2,342.3	$2,339.0
Total capital and financing lease obligations	$2,485.5	$2,489.6	$2,649.2	$299.8	$319.8
Total equity	$2,077.7	$2,458.7	$2,882.2	$1,020.9	$997.0

(1)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.
(2)
RevPOR, or average monthly senior housing resident fee revenues per occupied unit, is defined by the Company as resident fee revenues, excluding Brookdale Ancillary Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

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

Executive Overview and Recent Developments

As of December 31, 2016, we are the largest operator of senior living communities in the United States based on total capacity, with 1,055 communities in 47 states and the ability to serve approximately 103,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through our ancillary services programs, we also offer a range of outpatient therapy, home health and hospice services to residents of many of our communities and to seniors living outside of our communities.

As of December 31, 2016, we owned or leased 902 communities (77,284 units) and provided management services with respect to 153 communities (26,090 units) for third parties or unconsolidated ventures in which we have an ownership interest. As of December 31, 2016, we operated 129 retirement center communities (24,339 units), 851 assisted living communities (58,477 units) and 75 CCRCs (20,558 units).  The majority of our units are located in campus settings or communities containing multiple services, including CCRCs.  As of December 31, 2016, our ancillary services platform included networks in 28 states with the ability to provide home health services to approximately 61.7% of our units, outpatient therapy to approximately 18.0% of our units and hospice services to approximately 18.3% of our units.  During the year ended December 31, 2016, we generated approximately 82.1% of our resident fee revenues from private pay customers. For the year ended December 31, 2016, 37.9% of our resident and management fee revenues were generated from owned communities, 49.1% from leased communities, 11.3% from our ancillary services business and 1.7% from management fees from communities we operate on behalf of third parties or unconsolidated ventures.

We intend to be the leading provider of senior living solutions, and we believe that we are positioned to take advantage of favorable demographic trends over time. We also believe that we operate in the most attractive sectors of the senior living industry with opportunities to increase our revenues through providing a combination of housing, hospitality services, ancillary services and health care services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living (such as eating, bathing, dressing, toileting and transferring/walking) and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including outpatient therapy, home health services and hospice services, to our residents.  By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place" and thereby maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives.

Strategy

During 2014, we acquired Emeritus Corporation ("Emeritus"), a senior living service provider focused on operating residential style communities throughout the United States.  At the closing of the merger, the size of our consolidated portfolio increased by 493 communities, significantly increasing our scale and providing us entry into 10 new states.  Following the acquisition, we have executed on our plans to integrate legacy Emeritus locations into our systems and infrastructure platform.  In 2015, we completed the final cutover waves of integration activities, and we now have a common system and infrastructure platform in place.

With integration activities largely completed, during 2016 we undertook a comprehensive review of our organizational effectiveness as part of updating our strategy.  During 2016, we completed this review and adopted a refined strategy: to achieve consistent operational excellence in our core businesses.  Execution on our strategy is intended to maximize the value of our existing platform and to build the foundation for further growth.

We have identified five key priorities for which we have developed initiatives and are developing initiatives to support our strategy and have created a transformation process to develop cross-functional initiatives directly tied to key priorities.  These five priorities include:

•
Enhance our customer and associate experience.  With this priority, we are simplifying the role of the executive directors of our communities to allow them to focus on our customers and associates, improving our model for recruiting and retaining community associates, implementing new talent development and training programs, and will continue to implement an expanded system to gauge and improve the quality of our relationships with our customers and associates.

•
Improve our marketing and sales processes.  We have designed and begun implementation of a network sales model, have begun to design and implement a new lead management system, and have begun segmenting our communities to align operating standards with optimal market positions.  We will continue to leverage our brand recognition while pursuing a multi-layered marketing approach, which includes customized marketing campaigns in markets and communities with the highest potential.  Our network sales model is designed to better coordinate our sales efforts among our communities within a given market.  Our community segmentation efforts are intended to identify optimal levels of price, service offerings, amenities and programs to be offered in our communities based on local demand so that we can adjust our operating standards to create differentiated value to meet the needs of our customers.

•
Simplify our organization.  We are actively identifying and executing on initiatives to simplify our organization in order to align our structure around our customers' priorities while improving our operational effectiveness and efficiency.  Through our realignment efforts, we have reduced spans and layers in our organization to increase accountability and bring decision making closer to our customers.  We also plan to continue to establish corporate shared service centers of excellence to reduce costs and improve our effectiveness.  We expect that our organizational simplification and streamlining efforts will lead to opportunities for general and administrative expense efficiencies.

•
Optimize our portfolio and leverage scale.  Our initiatives will focus on maximizing the value and performance of our ancillary services business, optimizing our community portfolio, capturing synergies from our scale, and making strategic and cost effective capital expenditure investments.  Through our ongoing portfolio optimization initiative, we intend to dispose of owned and leased communities and restructure leases in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity and to reduce our debt and lease leverage.  Disposals of owned assets may take the form of outright sales or contributions into ventures in which we would have an ownership interest, and we may desire to retain management rights on disposed assets.  We also intend to restructure existing leases, including those with approaching maturities, which may take the form of non-renewal of leases, negotiation of revised lease terms, termination of leases in favor of venture structures in which we would have an interest and, to a lesser degree, the purchase of leased communities, particularly where we have favorable purchase options.  Our criteria for identifying communities and transactions as part of this initiative include the market value of communities and their underlying performance, lease terms, capital requirements, location, market dynamics, physical plant condition and proximity to other communities in our portfolio.  We expect to continue our capital expenditure programs, including our Program Max initiative through which we intend to expand, renovate, redevelop and reposition our communities where economically advantageous.

•	Innovate for growth. We intend to evaluate, test and implement innovations that enhance customer and associate experience and to explore models to drive new economics.

While our focus will be on executing our refined strategy, we plan to continue to evaluate and, where opportunities arise, selectively purchase existing operating companies, senior living communities, including those that we currently lease or manage, and ancillary services companies.  Such acquisitions may be pursued on our own, or through our investments in ventures.

We believe that successful execution upon our strategy and the initiatives supporting our strategy will enable us to grow stockholder value and better fulfill our mission by satisfying more customers, building improved relationships between us, our associates and our customers, and by improving our occupancy, revenue, expenses, and liquidity, by increasing the quality and durability of our cash flow, and by reducing our debt and lease leverage.

Portfolio Optimization Activities

During fiscal 2016, we entered into or completed several transactions as part of our efforts to optimize our portfolio through disposing of owned and leased communities and restructuring leases in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity and to reduce our debt and lease leverage. The transactions included our entering into agreements to sell 51 owned communities, and completing the dispositions of 51 owned communities and the extinguishment of $94.5 million of related mortgage debt.  We also entered into agreements to terminate triple net leases with respect to 97 communities, seven of which were terminated during 2016.  Four of such communities were contributed to an existing unconsolidated venture in which we have an equity interest, and we expect 64 of such communities to be contributed to a venture in which we will have an equity interest.  Each of these transactions are summarized below.  We will continue to actively explore additional opportunities to optimize our portfolio through disposing of owned and leased communities, restructuring leases and investing in our Program Max initiative.

Dispositions of Owned Communities

We began 2016 with 17 of our owned communities (1,623 units) classified as held for sale as of December 31, 2015. During the year ended December 31, 2016, we entered into agreements to sell an additional 51 communities (3,219 units) and completed the dispositions of 51 owned communities (3,356 units).  These transactions are summarized below.

•
During the three months ended March 31, 2016, we sold seven of the 17 communities held for sale as of December 31, 2015 for an aggregate sales price of $46.7 million. The results of operations of these communities are reported in the Assisted Living (six communities; 389 units) and CCRCs – Rental (one community; 359 units) segments within the consolidated financial statements through the respective disposition dates. The remaining 10 communities were classified as held for sale as of December 31, 2016.

•
During the three months ended June 30, 2016, we entered into an agreement with a third party to sell a 12-state portfolio of 44 owned communities for an aggregate sales price of $252.5 million. During the three months ended September 30, 2016, we sold 32 of these communities (1,771 units) for an aggregate sales price of $177.5 million.  During the three months ended December 31, 2016, we sold nine of these communities (444 units) for an aggregate sales price of $47.7 million. The results of operations of these 41 communities are reported within the Assisted Living segment within the consolidated financial statements through the respective disposition dates.  During the three months ended December 31, 2016, the agreement was amended to remove one community (63 units) from the portfolio, and the aggregate sales price of the portfolio was decreased by $4.7 million.  The remaining two communities (175 units) within the portfolio were classified as held for sale as of December 31, 2016.

•
During 2016, we identified seven additional owned communities (766 units) as held for sale.  During the three months ended December 31, 2016, we sold three of these communities (393 units) for an aggregate sales price of $33.0 million.  The results of operations of these three communities are reported in the Assisted Living (one community; 20 units), CCRCs – Rental (one community; 276 units) and Retirement Center (one community; 97 units) segments through the respective disposition dates.  The remaining four communities (373 units) were classified as held for sale as of December 31, 2016.

As of December 31, 2016, $97.8 million was recorded as assets held for sale and $60.5 million of mortgage debt was included in the current portion of long-term debt within our consolidated balance sheet with respect to the 16 communities held for sale as of such date.  This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 16 communities are reported in the following segments within the consolidated financial statements:  Assisted Living (13 communities; 1,126 units) and CCRCs – Rental (three communities; 297 units).  The 16 communities had resident fee revenue of $47.2 million and facility operating expenses of $42.0 million for the year ended December 31, 2016.

The closings of the sales of the unsold communities classified as held for sale are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, and are expected to occur in the next 12 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Dispositions and Restructurings of Leased Communities

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which would be contributed to an existing unconsolidated venture in which we hold an equity interest and 64 of which would be owned by a venture in which we expect to acquire a non-controlling interest. The transactions include the following components:

•
HCP, Inc. ("HCP") and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") entered into an agreement pursuant to which HCP has agreed to sell 64 communities (5,967 units)—which are currently leased to us at above market rates and have a remaining average lease term of approximately 12 years—to Blackstone for a purchase price of $1.125 billion. Separately, we entered into an agreement with Blackstone pursuant to which we have agreed to form a venture (the "Blackstone Venture") into which Blackstone will contribute the 64 communities and into which we expect to contribute a total of approximately $170.0 million to purchase a 15% equity interest, terminate the above market leases, and fund our share of anticipated closing costs and working capital. Following closing, we will manage the communities on behalf of the venture. We expect the Blackstone Venture transactions to close during the three months ended March 31, 2017. The results of operations of the 64 communities are reported in the following segments within the consolidated financial statements: Assisted Living (48 communities; 3,364 units), Retirement Centers (nine communities; 1,180 units) and CCRCs-Rental (seven communities; 1,423 units).  The 64 communities had resident fee revenue of $264.7 million, facility operating expenses of $182.0 million and cash lease payments of $88.4 million for the year ended December 31, 2016.

•
We and HCP agreed to terminate triple-net leases with respect to eight communities (867 units). HCP agreed to contribute immediately thereafter four of such communities, consisting of 527 units, to an existing unconsolidated venture with HCP in which we have a 10% equity interest.  During the three months ended December 31, 2016, the triple-net leases with respect to seven communities (773 units) were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reported in the following segments within the consolidated financial statements: Assisted Living (six communities; 514 units), Retirement Centers (one community; 109 units) and CCRCs-Rental (one community; 244 units).  The eight communities had resident fee revenue of $41.1 million, facility operating expenses of $30.6 million and cash lease payments of $11.3 million for the year ended December 31, 2016.

•
We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units), which we expect to occur in stages through the end of fiscal 2017. The results of operations of the 25 communities are reported in the following segments within the consolidated financial statements: Assisted Living (23 communities; 1,759 units) and CCRCs-Rental (two communities; 272 units).  The 25 communities had resident fee revenue of $72.2 million, facility operating expenses of $58.6 million and cash lease payments of $18.9 million for the year ended December 31, 2016.

The closings of the various pending transactions with HCP and Blackstone are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.  The transactions related to the Blackstone Venture may require us to record a significant charge in fiscal 2017 for the amount by which the approximately $63.0 million expected initial carrying value of the investment in the Blackstone Venture exceeds its fair value. Additionally, it is expected that these transactions related to the Blackstone Venture may require us to record a significant increase to our existing tax valuation allowance. We have recorded valuation allowances of $264.3 million at December 31, 2016 against our $369.5 million of federal and state net operating carryforwards and tax credits.  The actual amount of charges related to the transactions related to the Blackstone Venture and the increase to the valuation allowance will be determined following the closing of the transactions related to the Blackstone Venture. See Note 4 to the consolidated financial statements for more information regarding potential charges and an increase to our tax valuation allowance.

Program Max Initiative

During fiscal 2016, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2016, we invested $23.9 million on Program Max projects, net of $19.9 million of third party lessor reimbursements, which included the completion of 8 expansion or conversion projects which resulted in 237 additional units. We currently have 10 Program Max projects that have been approved, most of which have begun construction and are expected to generate 129 new units.

Liquidity

During the year ended December 31, 2016, we increased our liquidity position by $389.4 million to $584.0 million as of December 31, 2016 compared to $194.6 million as of December 31, 2015.  Total liquidity as of December 31, 2016 included $216.4 million of unrestricted cash and cash equivalents and $367.6 million of availability on our secured credit facility.  During the three months ended December 31, 2016, the CCRC Venture obtained non-recourse mortgage financing on certain communities, and we received distributions of $221.6 million of the net proceeds from such financing.  In January 2017, we completed the sale of a 10% ownership interest (one-half of our interest) in the HCP 49 Venture for $26.8 million of net cash proceeds.

During the year ended December 31, 2016, we used net proceeds from dispositions of owned communities to extinguish $94.5 million of related mortgage debt, and we used net proceeds from dispositions of owned communities and community financings, distributions from the CCRC Venture and cash flows from operations to repay the outstanding balance on our secured credit facility, including the $100.0 million term loan, which reduced the total commitment amount to $400.0 million.  We plan to use proceeds from our distribution from the CCRC Venture and our sale of one-half our interest in the HCP 49 Venture to fund our anticipated contribution of approximately $170.0 million to purchase a 15% equity interest in the Blackstone Venture, which we expect to close during the three months ending March 31, 2017.

Share Repurchase Program

On November 1, 2016, we announced that our Board of Directors had approved a new share repurchase program that authorizes us to purchase up to $100.0 million in the aggregate of our common stock, which replaced and terminated the prior repurchase authorization approved by the Board in 2011.  Pursuant to this authorization, in 2016 we repurchased 750,000 shares at a weighted average price paid per share of $12.83, for an aggregate purchase price of approximately $9.6 million.  As of December 31, 2016, approximately $90.4 million remains available under this share repurchase authorization.

Competitive Developments

During fiscal 2016, we focused on growing our occupancy while increasing rate over the prior year. Beginning in the third quarter of fiscal 2016, we experienced an adverse change in the competitive environment for our consolidated senior housing portfolio, with significant new competition opening in several of our markets. We have addressed such competition through our increased use of discounts and incentives (which has impacted rate growth in certain markets), additional local marketing efforts, additional associate retention efforts and, where appropriate, capital projects. Despite these efforts, our occupancy has not met our expectations, particularly in mid-sized markets facing new competition. We expect the elevated rate of new openings to continue through most of fiscal 2017.

Summary of Operating Results

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2016 and 2015 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Total revenue	$4,977.0	$4,960.6	$16.4	0.3%
Facility operating expense	$2,799.4	$2,788.9	$10.5	0.4%
Net income (loss)	$(404.6)	$(458.2)	$(53.5)	(11.7)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(404.4)	$(457.5)	$(53.1)	(11.6)%
Adjusted EBITDA(1)	$770.8	$728.2	$42.6	5.8%
Net cash provided by operating activities	$365.7	$292.4	$73.4	25.1%
Cash From Facility Operations(1)	$312.6	$257.3	$55.3	21.5%

(1)
We changed our definition and calculation of Adjusted EBITDA and Cash From Facility Operations when we reported results for the second quarter of 2016 and the third quarter of 2016.  Prior period amounts of Adjusted EBITDA and Cash From Facility Operations included in this Annual Report on Form 10-K have been recast to conform to the new definitions. See "Non-GAAP Financial Measures" below for important information regarding these measures, including a description of the changes to such definitions.

During 2016, total revenues increased to $5.0 billion, an increase of $16.4 million, or 0.3%, over our total revenues for the prior year. Resident fees for 2016 decreased $8.5 million, or 0.2%, from the prior year. Management fees increased $10.6 million, or 17.6%, from the prior year, and reimbursed costs incurred on behalf of managed communities increased $14.3 million, or 2.0%. The decrease in resident fees during 2016 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year and a 130 basis point decrease in occupancy at the 876 communities we owned or leased during both full periods.  The decrease in resident fees was partially offset by a 3.1% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year.  The increase in management fees during the year was primarily a result of an increase in incentive fees earned under the terms of our management agreements.

During 2016, facility operating expenses were $2.8 billion, an increase of $10.5 million, or 0.4%, as compared to the prior year.  The increase in facility operating expenses was primarily due to an increase in salaries and wages arising from wage rate increases.  The increase was partially offset by the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year and a $35.4 million decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the year ended December 31, 2016 was ($404.4) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of ($457.5) million for the prior year.  Net income (loss) for the year was ($404.6) million, a decrease of 11.6% compared to net income (loss) of ($458.2) million for the prior year.  During the year ended December 31, 2016, our Adjusted EBITDA increased by 5.9% when compared to the year ended December 31, 2015.  Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $54.2 million for the year ended December 31, 2016 and $116.8 million for the year ended December 31, 2015.

During the year ended December 31, 2016, net cash provided by operating activities increased to $365.7 million, an increase of $73.4 million, or 25.1%, over our net cash provided by operating activities for the year ended December 31, 2015.  The increase in net cash provided by operating activities was primarily attributable to the payment of $81.4 million of cash during the prior year to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities and due to a $61.5 million decrease in integration, transaction, transaction-related and strategic project costs compared to the prior year.  During the year ended December 31, 2016, our Cash From Facility Operations increased by 21.5% when compared to the year ended December 31, 2015.  Cash From Facility Operations includes integration, transaction, transaction-related and strategic project costs of $62.1 million (including $7.9 million of debt modification costs excluded from Adjusted EBITDA) for the year ended December 31, 2016 and $123.7 million (including $6.9 million of debt modification costs excluded from Adjusted EBITDA) for the year ended December 31, 2015.

Consolidated Results of Operations

Comparison of Year Ended December 31, 2016 and 2015

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

As of December 31, 2016 our total operations included 1,055 communities with a capacity to serve 103,374 residents.

(dollars in thousands, except Total RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$679,503	$657,940	$21,563	3.3%
Assisted Living	2,419,459	2,445,457	(25,998)	(1.1)%
CCRCs - Rental	592,826	604,572	(11,746)	(1.9)%
Brookdale Ancillary Services	476,833	469,158	7,675	1.6%
Total resident fees	4,168,621	4,177,127	(8,506)	(0.2)%
Management services(1)	808,359	783,481	24,878	3.2%
Total revenue	4,976,980	4,960,608	16,372	0.3%
Expense
Facility operating expense
Retirement Centers	384,973	372,683	12,290	3.3%
Assisted Living	1,542,642	1,568,154	(25,512)	(1.6)%
CCRCs - Rental	459,417	454,077	5,340	1.2%
Brookdale Ancillary Services	412,370	393,948	18,422	4.7%
Total facility operating expense	2,799,402	2,788,862	10,540	0.4%
General and administrative expense	313,409	370,579	(57,170)	(15.4)%
Transaction costs	3,990	8,252	(4,262)	(51.6)%
Facility lease expense	373,635	367,574	6,061	1.6%
Depreciation and amortization	520,402	733,165	(212,763)	(29.0)%
Asset impairment	248,515	57,941	190,574	328.9%
Loss on facility lease termination	11,113	76,143	(65,030)	(85.4)%
Costs incurred on behalf of managed communities	737,597	723,298	14,299	2.0%
Total operating expense	5,008,063	5,125,814	(117,751)	(2.3)%
Income (loss) from operations	(31,083)	(165,206)	(134,123)	(81.2)%
Interest income	2,933	1,603	1,330	83.0%
Interest expense	(385,617)	(388,764)	(3,147)	(0.8)%
Debt modification and extinguishment costs	(9,170)	(7,020)	2,150	30.6%
Equity in earnings (loss) of unconsolidated ventures	1,660	(804)	2,464	306.5%
Gain on sale of assets, net	7,218	1,270	5,948	468.3%
Other non-operating income	14,801	8,557	6,244	73.0%
Income (loss) before income taxes	(399,258)	(550,364)	(151,106)	(27.5)%
(Provision) benefit for income taxes	(5,378)	92,209	(97,587)	(105.8)%
Net income (loss)	(404,636)	(458,155)	(53,519)	(11.7)%
Net (income) loss attributable to noncontrolling interest	239	678	(439)	(64.7)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(404,397)	$(457,477)	$(53,080)	(11.6)%
Selected Operating and Other Data:
Total number of communities operated (period end)	1,055	1,123	(68)	(6.1)%
Total units operated(2)
Period end	102,768	107,786	(5,018)	(4.7)%
Weighted average	106,122	109,342	(3,220)	(2.9)%
Owned/leased communities units(2)
Period end	77,135	80,917	(3,782)	(4.7)%
Weighted average	79,932	82,508	(2,576)	(3.1)%
Total RevPAR(3)	$4,342	$4,216	$126	3.0%
Owned/leased communities occupancy rate (weighted average)	86.0%	86.8%	(0.8)%	(0.9)%
RevPOR(4)	$4,468	$4,310	$158	3.7%

(dollars in thousands, except RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	93	95	(2)	(2.1)%
Total units(2)
Period end	17,017	17,093	(76)	(0.4)%
Weighted average	17,103	17,308	(205)	(1.2)%
RevPAR(5)	3,311	3,168	143	4.5%
Occupancy rate (weighted average)	89.0%	88.8%	0.2%	0.2%
RevPOR(4)	$3,720	$3,570	$150	4.2%
Assisted Living
Number of communities (period end)	768	820	(52)	(6.3)%
Total units(2)
Period end	50,682	53,500	(2,818)	(5.3)%
Weighted average	52,777	54,714	(1,937)	(3.5)%
RevPAR(5)	3,820	3,725	95	2.6%
Occupancy rate (weighted average)	85.5%	86.7%	(1.2)%	(1.4)%
RevPOR(4)	$4,468	$4,297	$171	4.0%
CCRCs – Rental
Number of communities (period end)	41	44	(3)	(6.8)%
Total units(2)
Period end	9,436	10,324	(888)	(8.6)%
Weighted average	10,052	10,486	(434)	(4.1)%
RevPAR(5)	4,880	4,779	101	2.1%
Occupancy rate (weighted average)	83.8%	84.4%	(0.6)%	(0.7)%
RevPOR(4)	$5,824	$5,668	$156	2.8%
Management Services
Number of communities (period end)	153	164	(11)	(6.7)%
Total units(2)
Period end	25,633	26,869	(1,236)	(4.6)%
Weighted average	26,190	26,834	(644)	(2.4)%
Occupancy rate (weighted average)	87.0%	86.0%	1.0%	1.2%
Brookdale Ancillary Services
Outpatient Therapy treatment codes	1,713,733	2,506,203	(792,470)	(31.6)%
Home Health average daily census	15,067	13,814	1,253	9.1%
Hospice average daily census	767	474	293	61.8%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)
Total RevPAR, or average monthly resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

(4)
RevPOR, or average monthly senior housing resident fee revenues per occupied unit, is defined by the Company as resident fee revenues, excluding Brookdale Ancillary Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

(5)
RevPAR, or average monthly senior housing resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding Brookdale Ancillary Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

Resident Fees

Resident fee revenue decreased $8.5 million, or (0.2)%, compared to the prior year primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year and a 130 basis point decrease in occupancy at the 876 communities we owned or leased during both full periods.  The decrease in resident fees was partially offset by a 3.1% increase in RevPOR at these communities compared to the prior year. Total RevPAR for the consolidated portfolio also increased by 3.0% compared to the prior year. The 81 communities disposed of subsequent to the beginning of the prior year generated $126.2 million of revenue during 2016 compared to $202.0 million of revenue in the prior year.

Retirement Centers segment revenue increased $21.6 million, or 3.3%, primarily due to a 3.1% increase in RevPOR at the communities we owned or leased during both full years. Subsequent to the beginning of the prior year, the Company disposed of six communities, which generated $7.2 million of revenue during 2016 compared to $12.5 million of revenue in the prior year.

Assisted Living segment revenue decreased $26.0 million, or 1.1%, primarily due to the impact of disposition activity since the beginning of the prior period as well as a 170 basis point decrease in occupancy at the communities we operated during both full periods. The decrease was partially offset by a 3.4% increase in RevPOR at the communities we operated during both full years. Subsequent to the beginning of the prior year, the Company disposed of 71 communities, which generated $90.8 million of revenue during 2016 compared to $148.6 million of revenue in the prior year.

CCRCs - Rental segment revenue decreased $11.7 million, or 1.9%, primarily due to the impact of disposition activity since the beginning of the prior year as well as a 110 basis point decrease in occupancy at the communities we operated during both full years. The decrease was partially offset by a 2.2% increase in RevPOR at the communities we operated during both full years. Subsequent to the beginning of the prior year, the Company disposed of four communities, which generated $28.2 million of revenue in 2016 compared to $40.9 million of revenue in the prior year.

Brookdale Ancillary Services segment revenue increased $7.7 million, or 1.6%, primarily due to an increase in home health average daily census and the roll-out of our home health and hospice services to additional units subsequent to the beginning of the prior year period, partially offset by a decrease in therapy service volume.  During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.  Despite an increase over the prior year period, our home health average daily census was negatively impacted by the loss of a number of associates to a new competitor in several of our Florida markets. For home health in 2017, CMS has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth.  We expect the total effect of the changes for 2017 to reduce our reimbursement by approximately 3.2%.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $24.9 million, or 3.2%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full periods and an increase in incentive fees earned under the terms of our management agreements.

Facility Operating Expense

Facility operating expense increased $10.5 million, or 0.4%, over the prior year primarily due to a $46.5 million increase in salaries and wages due to wage rate increases at the 876 communities we owned or leased during both full periods and $18.4 million of expense increases for our ancillary services in connection with higher home health and hospice average daily census. This increase was partially offset by disposition activity, through sales and lease terminations, since the beginning of the prior year and a $35.4 million decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The 81 communities disposed of subsequent to the beginning of the prior year, either through sales or lease terminations, incurred $99.6 million of facility operating expenses during 2016 compared to $164.5 million of facility operating expenses in the prior year.

Retirement Centers segment facility operating expenses increased $12.3 million, or 3.3%, primarily driven by an increase in salaries and wages arising from wage rate increases. The communities disposed of subsequent to the beginning of the prior year incurred $4.2 million of facility operating expenses during 2016 compared to $8.8 million of facility operating expenses in the prior year.

Assisted Living segment facility operating expenses decreased $25.5 million, or 1.6%, primarily driven by the impact of disposition activity since the beginning of the prior year period and a decrease in insurance expense from changes in estimates due to general liability and professional liability and workers compensation claims experience. The 71 communities disposed of subsequent to the beginning of the prior year incurred $71.6 million of facility operating expenses during 2016 compared to $121.1 million of facility operating expenses in the prior year. The decrease was partially offset by increases in salaries and wages due to wage rate increases.

CCRCs - Rental segment facility operating expenses increased $5.3 million, or 1.2%, primarily driven by increases in salaries and wages due to wage rate increases. Disposition activity since the beginning of the prior year partially offset this increase.  The four communities disposed of subsequent to the beginning of the prior year incurred $23.8 million of facility operating expenses during 2016 compared to $34.7 million of facility operating expenses in the prior year.

Brookdale Ancillary Services segment operating expenses increased $18.4 million, or 4.7%, primarily due to expense increases in connection with higher home health and hospice average daily census and increased salaries and wage expense due to wage rate increases.

General and Administrative Expense

General and administrative expense decreased $57.2 million, or 15.4%, over the prior year primarily due to a $61.5 million decrease in integration, transaction-related and strategic project costs. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.  Transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.  Strategic project costs include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale. This decrease was partially offset by an increase in salaries and wages due to wage rate increases.

Transaction Costs

Transaction costs decreased $4.3 million, or 51.6%.  Transaction costs in the prior year period were primarily related to direct costs related to acquisition and community leasing activity. Transaction costs in 2016 were primarily related to direct costs related to community disposition activity, through sales and lease terminations.

Facility Lease Expense

Facility lease expense increased $6.1 million, or 1.6%, primarily due to annual rent increases, including the impact of variable rent increases.

Depreciation and Amortization

Depreciation and amortization expense decreased $212.8 million, or 29.0%, primarily due to disposition activity subsequent to the beginning of the prior year and amortization of in-place lease intangibles acquired as part of our acquisition of Emeritus reaching full amortization subsequent to the beginning of the prior year.

Asset Impairment

During the year ended December 31, 2016, we recorded impairment charges of $248.5 million.  We recorded property, plant and equipment and leasehold intangibles impairment charges of $166.2 million for the year ended December 31, 2016, primarily due to lower than expected operating performance at certain properties and to reflect the amount by which the carrying values of assets exceeded their estimated fair value.  We recorded $15.8 million of impairment charges related to communities identified as assets held for sale, primarily due to excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose.  We recorded $36.8 million of impairment charges related to investments in unconsolidated ventures, primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and these charges reflect the amount by which the carrying values of the investments exceeded their estimated fair value.  Additionally, we recorded $28.2 million and $1.5 million of impairment charges related to community purchase options and health care licenses, respectively.  These impairment charges are primarily due to lower than expected operating performance at the communities subject to the community purchase options and reflect the amount by which the carrying values of the community purchase options exceeded their estimated fair value.  During 2015, we sold 17 communities for an aggregate selling price of $82.9 million and recorded $18.4 million of impairment charges related to the communities sold, inclusive of the allocation of $8.1 million of goodwill to the disposed communities.  During 2015, we recorded $15.2 million of impairment charges related to 17 communities identified as held for sale as of December 31, 2015, inclusive of the allocation of $12.2 million of goodwill to the disposal groups.  Additionally, during 2015, we recorded $23.4 million of impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used.  These impairment charges are primarily due to lower than expected operating performance of the underlying communities.

Loss on Facility Lease Termination

Loss on facility lease termination decreased $65.0 million, or 85.4%.  A loss on facility lease termination of $76.1 million was recognized during 2015 for the difference between the amount paid to acquire the underlying real estate associated with 15 communities that were previously leased and the estimated fair value of the communities, net of the deferred lease liabilities previously recognized.

Gain on Sale of Assets, Net

Gain on sale of assets, net increased $5.9 million, or 468.3%, primarily due to increased community disposition activity during the current year.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $14.3 million, or 2.0%, primarily due to additional costs incurred on behalf of managed communities resulting from increases in salaries and wages and other facility operating expenses at the communities operated in both full years.

Interest Expense

Interest expense decreased by $3.1 million, or 0.8%, primarily due to lower interest expense on capital and financing leases.

Other Non-operating Income

Other non-operating income increased by $6.2 million, or 73.0%, primarily due to increased insurance recoveries for property losses.

Income Taxes

The difference in our effective tax rates for the years ended December 31, 2016 and 2015 was primarily due to recording a valuation allowance against our deferred tax assets during the year ended December 31, 2016, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2016, and the non-deductible write-off of goodwill in 2016.  We recorded an aggregate deferred federal, state and local tax benefit of $139.6 million as a result of the operating loss for the year ended December 31, 2016, which was offset by an increase in the valuation allowance of $142.9 million. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of December 31, 2016 and December 31, 2015 was $264.3 million and $121.6 million, respectively. As described in Note 4 to the consolidated financial statements, we expect to record a significant increase to the valuation allowance in connection with the transactions related to the Blackstone Venture.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the years ended December 31, 2016 and 2015 which are included in provision for income tax for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Year Ended December 31, 2015 and 2014

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

Our results reflect our acquisition of Emeritus subsequent to July 31, 2014, the closing date of the merger.  On August 29, 2014, we completed several transactions with HCP, including our entering into an unconsolidated venture (the "CCRC Venture") with HCP in which we obtained a 51% ownership interest and to which we contributed all but two of our legacy Brookdale entry fee CCRCs, our  entering into an unconsolidated venture (the "HCP 49 Venture") with HCP in which we obtained a 20% ownership interest and to which HCP contributed 49 communities leased and historically operated by Emeritus, and our amending and restating the terms of certain existing triple net leases between us and HCP (including those acquired in the Emeritus merger).  Our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms subsequent to such date.  The results of the entry fee CCRCs contributed the CCRC Venture are reported in the CCRCs – Entry Fee segment for the time periods prior to being contributed to the CCRC Venture.  The results of the two legacy Brookdale entry fee CCRCs that were not contributed to the CCRC Venture are included in the CCRCs – Entry Fee segment for the six month period ended June 30, 2014 and the CCRC – Rental segment for the periods subsequent to June 30, 2014.  See Note 4 to the consolidated financial statements for more information regarding our acquisition of Emeritus and our transactions with HCP.

During 2014, one community was moved from the Retirement Centers segment to the CCRCs – Rental segment to more accurately reflect the underlying product offering of the community.  The movement did not change our reported segments, but it did impact the revenues and expenses reported within the Retirement Centers and CCRCs – Rental segments.

At December 31, 2015 our total operations included 1,123 communities with a capacity to serve 108,420 residents.

(dollars in thousands, except Total RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$657,940	$582,312	$75,628	13.0%
Assisted Living	2,445,457	1,685,563	759,894	45.1%
CCRCs - Rental	604,572	493,173	111,399	22.6%
CCRCs - Entry Fee	-	202,414	(202,414)	(100.0)%
Brookdale Ancillary Services	469,158	337,835	131,323	38.9%
Total resident fees	4,177,127	3,301,297	875,830	26.5%
Management services(1)	783,481	530,409	253,072	47.7%
Total revenue	4,960,608	3,831,706	1,128,902	29.5%
Expense
Facility operating expense
Retirement Centers	372,683	333,429	39,254	11.8%
Assisted Living	1,568,154	1,077,074	491,080	45.6%
CCRCs - Rental	454,077	371,512	82,565	22.2%
CCRCs - Entry Fee	-	153,981	(153,981)	(100.0)%
Brookdale Ancillary Services	393,948	274,372	119,576	43.6%
Total facility operating expense	2,788,862	2,210,368	578,494	26.2%
General and administrative expense	370,579	280,267	90,312	32.2%
Transaction costs	8,252	66,949	(58,697)	(87.7)%
Facility lease expense	367,574	323,830	43,744	13.5%
Depreciation and amortization	733,165	537,035	196,130	36.5%
Loss on facility lease termination	76,143	-	76,143	100.0%
Asset impairment	57,941	9,992	47,949	479.9%
Costs incurred on behalf of managed communities	723,298	488,170	235,128	48.2%
Total operating expense	5,125,814	3,916,611	1,209,203	30.9%
Income (loss) from operations	(165,206)	(84,905)	80,301	94.6%
Interest income	1,603	1,343	260	19.4%
Interest expense	(388,764)	(248,188)	140,576	56.6%
Debt modification and extinguishment costs	(7,020)	(6,387)	633	9.9%
Equity in (loss) earnings of unconsolidated ventures	(804)	171	(975)	(570.2)%
Gain on sale of assets, net	1,270	446	824	184.8%
Other non-operating income	8,557	6,789	1,768	26.0%
Income (loss) before income taxes	(550,364)	(330,731)	219,633	66.4%
Benefit (provision) for income taxes	92,209	181,305	(89,096)	(49.1)%
Net income (loss)	(458,155)	(149,426)	308,729	206.6%
Net (income) loss attributable to noncontrolling interest	678	436	242	55.5%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457,477)	$(148,990)	$308,487	207.1%
Selected Operating and Other Data:
Total number of communities operated (period end)	1,123	1,143	(20)	(1.7)%
Total units operated(2)
Period end	107,786	110,219	(2,433)	(2.2)%
Weighted average	109,342	84,299	25,043	29.7%
Owned/leased communities units(2)
Period end	80,917	82,984	(2,067)	(2.5)%
Weighted average	82,508	63,710	18,798	29.5%
Total RevPAR(3)	4,216	4,290	(74)	(1.7)%
Owned/leased communities occupancy rate (weighted average)	86.8%	88.3%	(1.5)%	(1.7)%
RevPOR(4)	$4,310	$4,357	$(47)	(1.1)%

(dollars in thousands, except RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	95	99	(4)	(4.0)%
Total units(2)
Period end	17,093	17,315	(222)	(1.3)%
Weighted average	17,308	15,558	1,750	11.2%
RevPAR(5)	3,168	3,119	49	1.6%
Occupancy rate (weighted average)	88.8%	89.5%	(0.7)%	(0.8)%
RevPOR(4)	$3,570	$3,485	$85	2.4%
Assisted Living
Number of communities (period end)	820	838	(18)	(2.1)%
Total units(2)
Period end	53,500	55,189	(1,689)	(3.1)%
Weighted average	54,714	36,350	18,364	50.5%
RevPAR(5)	3,725	3,864	(139)	(3.6)%
Occupancy rate (weighted average)	86.7%	88.7%	(2.0)%	(2.3)%
RevPOR(4)	$4,297	$4,356	$(59)	(1.4)%
CCRCs – Rental
Number of communities (period end)	44	45	(1)	(2.2)%
Total units(2)
Period end	10,324	10,480	(156)	(1.5)%
Weighted average	10,486	8,298	2,188	26.4%
RevPAR(5)	4,779	4,937	(158)	(3.2)%
Occupancy rate (weighted average)	84.4%	85.8%	(1.4)%	(1.6)%
RevPOR(4)	$5,668	$5,757	$(89)	(1.5)%
CCRCs – Entry Fee
Number of communities (period end)	—	—	—	—
Total units(2)
Period end	—	—	—	—
Weighted average	—	3,504	(3,504)	(100.0)%
Occupancy rate (weighted average)	—	85.2%	(85.2)%	(100.0)%
RevPOR(4)	$—	$5,103	$(5,103)	(100.0)%
Management Services
Number of communities (period end)	164	161	3	1.9%
Total units(2)
Period end	26,869	27,235	(366)	(1.3)%
Weighted average	26,834	20,589	6,245	30.3%
Occupancy rate (weighted average)	86.0%	86.5%	(0.5)%	(0.6)%
Brookdale Ancillary Services
Outpatient Therapy treatment codes	2,506,203	3,053,436	(547,233)	(17.9)%
Home Health average daily census	13,814	8,345	5,469	65.5%
Hospice average daily census	474	364	110	30.2%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

(3)
Total RevPAR, or average monthly resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

(4)
RevPOR, or average monthly senior housing resident fee revenues per occupied unit, is defined by the Company as resident fee revenues, excluding Brookdale Ancillary Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period.

(5)
RevPAR, or average monthly senior housing resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding Brookdale Ancillary Services segment revenue and entrance fee amortization, for the corresponding portfolio for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period.

Resident Fee Revenue

Resident fee revenue increased $875.8 million in 2015, or 26.5%, over the prior year primarily due to the inclusion of revenue from communities acquired (including communities acquired as part of the Emeritus transaction) and new units added to existing communities since the beginning of 2014, partially offset by the effect of the contribution of entry fee CCRCs to the CCRC Venture. During 2015, revenues grew 1.4% at the 505 communities we owned or leased during both full periods, with a 3.4% increase in RevPOR.  Occupancy in these 505 communities decreased 170 basis points over the prior year. A 1.7% decrease in Total RevPAR for the consolidated portfolio compared to the prior year also offset the increase.

Retirement Centers segment revenue increased $75.6 million in 2015, or 13.0%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $66.3 million to the increase in revenue. Additionally, revenue increased at the communities we operated during both full periods, primarily due to an increase in RevPOR.  The increase was partially offset by the reclassification of one community from this segment to the CCRCs – Rental segment subsequent to the beginning of the prior year period and by a decrease in occupancy at the communities we operated during both full periods.

Assisted Living segment revenue increased $759.9 million in 2015, or 45.1%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $744.8 million to the increase in revenue. Additionally, revenues increased at the communities we operated during both full periods, primarily due to an increase in RevPOR.  The increase was partially offset by a decrease in occupancy at the communities we operated during both full periods.

CCRCs - Rental segment revenue increased $111.4 million in 2015, or 22.6%, over the prior year primarily due to the inclusion of revenue from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $70.5 million to the increase in revenue. Additionally, revenues increased due to the reclassification of three communities into this segment subsequent to the beginning of the prior year period and revenues increased at the communities we operated during both full periods, primarily due to an increase in RevPOR.  The increase was partially offset by a decrease in occupancy at the communities we operated during both full periods.

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

Retirement Centers segment facility operating expenses increased $39.3 million in 2015, or 11.8%, primarily due to the inclusion of facility operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $35.3 million to the increase in facility operating expense.  Additionally, facility operating expenses increased at the communities we operated during both full periods, driven by an increase in salaries and wages due to wage rate increases.  The increase was partially offset by the reclassification of one community from this segment to the CCRCs – Rental segment subsequent to the beginning of the prior year period.

Assisted Living segment facility operating expenses increased $491.1 million in 2015, or 45.6%, primarily due to the inclusion of facility operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $491.7 million to the increase in facility operating expenses.  Additionally, facility operating expenses decreased at the communities we operated during both full periods, driven by a decrease in food costs, primarily due to the impact of increased rebates received.  The decrease in facility operating expenses at the communities we operated during both full periods was partially offset by an increase in salaries and wages due to wage rate increases and an increase in advertising costs.

CCRCs - Rental segment facility operating expenses increased $82.6 million in 2015, or 22.2%, primarily due to the inclusion of facility operating expenses from communities acquired during 2014. The inclusion of Emeritus' operating results since July 31, 2014 contributed $53.5 million to the increase in facility operating expense.  Additionally, facility operating expenses increased due to the reclassification of three communities into this segment subsequent to the beginning of the prior year period and facility operating expenses increased at the communities we operated during both full periods, primarily due to an increase in salaries and wages due to wage rate increases.

Brookdale Ancillary Services segment facility operating expenses increased $119.6 million in 2015, or 43.6%, primarily due to the inclusion of facility operating expenses related to Nurse on Call, which we acquired as part of our acquisition of Emeritus.  The inclusion of Nurse on Call expenses since July 31, 2014 contributed $88.8 million to the increase in facility operating expenses.  Additionally, facility operating expenses increased in connection with higher census and increased salaries and wage expense as additional employees were hired to roll out services to communities acquired as part of the Emeritus transaction.

General and Administrative Expense

General and administrative expense increased $90.3 million in 2015, or 32.2%, primarily as a result of an increase in integration and transaction-related costs and the addition of employees associated with our acquisition of Emeritus. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.  Transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.

Transaction Costs

Transaction costs for 2015 were $8.3 million, a decrease from $66.9 million in the prior year period. Transaction costs for 2014 are primarily comprised of transaction fees and direct acquisition costs related to the acquisition of Emeritus and the completion of the transactions with HCP during 2014 and include expenses such as lender costs and legal, banking, accounting and consulting fees.  Transaction costs for 2015 primarily relate to direct costs related to community acquisition and leasing activity.

Facility Lease Expense

Facility lease expense increased $43.7 million in 2015, or 13.5% over the prior year primarily due to the inclusion of lease expense from leases assumed as part of our acquisition of Emeritus.

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

Asset Impairment

During 2015 and 2014, we recorded impairment charges of $57.9 million and $10.0 million, respectively, related to asset impairment for property, plant and equipment and leasehold intangibles for certain communities.  During 2015, we sold 17 communities for an aggregate selling price of $82.9 million and recorded $18.4 million of impairment charges related to the communities sold, inclusive of the allocation of $8.1 million of goodwill to the disposed communities.  During 2015, we recorded $15.2 million of impairment charges related to 17 communities identified as held for sale as of December 31, 2015, inclusive of the allocation of $12.2 million of goodwill to the disposal groups.  Additionally, during 2015, we recorded $23.4 million of impairment charges for property, plant and equipment and leasehold intangibles for communities to be held and used.  These impairment charges are primarily due to lower than expected operating performance of the underlying communities.  For the communities identified as held for sale during the year, we compared the estimated selling price of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated selling price less costs to dispose.  For communities that we plan to operate for the long-term, we compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.  The $10.0 million impairment charge recorded during 2014 related to asset impairment for property, plant and equipment and leasehold intangibles for certain communities.  These impairment charges were primarily due to lower than expected performance of the underlying communities.

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

Income Taxes

Income tax benefit decreased $89.1 million in 2015, or 49.1%, over the prior year period.  The difference in our effective tax rates for the years ended December 31, 2015 and 2014 was primarily due to an increase in the valuation allowance against our deferred tax assets in 2015 as compared to the reversal of the valuation allowance that occurred in 2014.  We determined that the valuation allowance was required due to the loss before income taxes in 2015, and in consideration of our estimated future reversal of existing timing differences as of December 31, 2015.  This determination was made based primarily on the future reversal of our existing timing differences as we are not permitted under generally accepted accounting principles to consider future estimates of taxable income at this time.  As a result, we recorded a valuation allowance of $112.4 million for the year ended December 31, 2015 of which $0.6 million was recorded as an adjustment to the purchase price allocation for Emeritus and $111.8 million was recorded within the provision for income taxes in the statement of operations in the fourth quarter of 2015.  We recorded this valuation allowance against a deferred income tax benefit of $207.0 million as a result of the loss before income taxes for the year ended December 31, 2015 and additional tax credits.  If we continue our trend of increasing losses before income taxes, the valuation allowance may be increased in future periods.

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

As a result, we are effectively self-insured for claims that are less than the deductible amounts. In addition, we maintain a high-deductible workers compensation program and a self-insured employee medical program. We have secured our obligations related to workers compensation programs with cash aggregating $12.4 million, deposits aggregating $37.4 million and letters of credit aggregating $59.5 million as of December 31, 2016. Third-party insurers are responsible for claim costs above program deductibles and retentions.

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

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification ("ASC") 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2016 and 2015, we have a valuation allowance against deferred tax assets of approximately $264.3 million and $121.6 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal and timing of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences, although we are currently precluded under GAAP from considering estimates of future taxable income in our analysis due to our cumulative historical operating losses.

We have elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Lease Accounting

We determine whether to account for our leases as either operating or capital or financing leases depending on the underlying terms. As of December 31, 2016, we operated 539 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Communities under operating leases are accounted for in our consolidated statements of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators as well as amortization of above/below market rents and deferred gains. For communities under capital and financing lease obligation arrangements, a liability is established on our balance sheets and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

Allowance for Doubtful Accounts and Contractual Adjustments

Accounts receivable are reported net of an allowance for doubtful accounts, and represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $27.0 million and $26.5 million as of December 31, 2016 and 2015, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 82.1% and 81.9% of our resident fee revenues for the years ended December 31, 2016 and 2015, respectively, were derived from private pay customers and 17.9% and 18.1% of our resident fee revenues for the years ended December 31, 2016 and 2015, respectively, were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-Lived Assets and Goodwill

As of December 31, 2016 and 2015, our long-lived assets were comprised primarily of $7.4 billion and $8.0 billion of net property, plant and equipment and leasehold intangibles, respectively. In accounting for our property, plant and equipment and leasehold intangibles, we apply the provisions of ASC 360, Property, Plant and Equipment. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are assigned to acquired assets and liabilities based on their estimated fair values. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350"). As of December 31, 2016 and 2015, we had goodwill balances of $705.5 million and $725.7 million, respectively. The decrease in goodwill during the year ended December 31, 2016 is attributed to the allocation of goodwill to communities sold or identified as assets held for sale.

We test long-lived assets other than goodwill and indefinite-lived intangible assets for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying value of an asset is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life. During 2016, 2015 and 2014 we evaluated long-lived depreciable assets and determined that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges of $166.2 million, $23.4 million and $10.0 million for 2016, 2015 and 2014, respectively for property, plant and equipment and leasehold intangibles. These impairment charges are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying values of the assets exceed the estimated fair value or in the case of assets held for sale, fair value less costs to dispose.  The asset impairment charges for the year ended December 31, 2016 include $41.1 million of charges related to the property, plant and equipment and leasehold intangibles of the leased communities subject to the disposition and lease restructuring transactions with HCP.

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

Indefinite-lived intangible assets are tested for impairment annually during our fourth quarter or more frequently as required. The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value. If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference.  During 2016, we recorded $28.2 million and $1.5 million of impairment charges related to intangible assets for community purchase options and health care licenses, respectively. These impairment charges are primarily due to lower than expected operating performance at the communities subject to the community purchase options and reflect the amount by which the carrying values of the community purchase options exceeded their estimated fair value.

In estimating the fair value of long-lived assets and reporting units for purposes of our goodwill impairment test, we generally use the income approach. The income approach utilizes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting an unknown future and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include increases in interest rates, which could impact capitalization and discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities.

In using the income approach to estimate the fair value of long-lived assets and reporting units for purposes of our goodwill impairment test, we make certain key assumptions. Those assumptions include future revenues and future facility operating expenses, and future cash flows that we would receive upon a sale of the communities using estimated capitalization rates. We corroborate the capitalization rates we use in these calculations with capitalization rates observable from recent market transactions.

Where required, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

As of our annual assessment date on October 1, 2016 and as of December 31, 2016, our estimated fair values of our reporting units exceeded their carrying values and we concluded, based on the first step process, that there was no impairment of goodwill.  The fair value exceeded carrying value by more than 50% for each of our reporting units, with the exception of our Assisted Living and Brookdale Ancillary Services reporting units.  The fair value exceeded the carrying value of our Assisted Living and Brookdale Ancillary Services reporting units by approximately 10% and 35%, respectively.  Goodwill allocated to our Assisted Living and Brookdale Ancillary Services reporting units is approximately $551.3 million and $126.8 million, respectively, as of December 31, 2016. Determining the fair value of a reporting unit or asset group involves the use of significant estimates and assumptions, which we believe to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including but not limited to increased competition and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that all or a portion of our goodwill is impaired. The fair value of our Assisted Living reporting unit was estimated utilizing revenue growth rates ranging from 3.0% to 4.0%, expense growth rates of 3.0%, discount rates of 9.75% to 11.0%, and capitalization rates of 7.75%.

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

Investment in Unconsolidated Ventures

Investments in affiliated companies that we do not control, but in which we have the ability to exercise significant influence over governance and operation, are accounted for by using equity method. The initial carrying value of investments in unconsolidated ventures is based on the amount paid to purchase the investment interest or the carrying value of assets contributed to the unconsolidated ventures. The Company's reported share of earnings of an unconsolidated venture is adjusted for the impact, if any, of basis differences between its carrying value of the equity investment and its share of the venture's underlying assets.

Distributions received from an investee are recognized as a reduction in the carrying amount of the investment.  If distributions are received from an investee that would reduce the carrying amount of an equity method investment below zero, we evaluate the facts and circumstances of the dividends to determine the appropriate accounting for the excess distribution, including an evaluation of the source of the proceeds and implicit or explicit commitments to fund the investee.  The excess distribution is either recorded as a gain on investment, or in instances where the source of proceeds is from financing activities or we have a significant commitment to fund the investee, the excess distribution would result in an equity method liability and we would continue to record our share of the investee's earnings and losses.

We evaluate realization of investments in ventures accounted for using the equity method if circumstances indicate that the investment is other than temporarily impaired.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If we determine that an equity method investment is other than temporarily impaired, it is recorded at its fair value with an impairment charge recognized in asset impairment expense for the difference between its carrying amount and fair value. During the fourth quarter of 2016, we recorded $36.8 million of impairment charges related to investments in unconsolidated ventures. These impairment charges are primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and reflect the amount by which the carrying values of the investments exceeded their estimated fair value. In January 2017, we completed the sale of a 10% ownership interest (one-half of our interest) in the HCP 49 Venture for $26.8 million of net cash proceeds. During the fourth quarter of 2016, we recorded a $35.2 million impairment charge to reduce the carrying value of investment for our 20% ownership interest in the HCP 49 Venture.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2016	2015
Cash provided by operating activities	$365,732	$292,366
Cash provided by (used in) investing activities	176,825	(568,977)
Cash (used in) provided by financing activities	(414,189)	260,557
Net increase (decrease) in cash and cash equivalents	128,368	(16,054)
Cash and cash equivalents at beginning of year	88,029	104,083
Cash and cash equivalents at end of year	$216,397	$88,029

The increase in net cash provided by operating activities of $73.4 million was primarily attributable to the payment of $81.4 million of cash during the prior year to terminate 15 community leases upon the acquisition of the underlying real estate associated with the communities and due to a $61.5 million decrease in integration, transaction, transaction-related and strategic project costs compared to the prior year.

The change in net cash provided by (used in) investing activities was primarily attributable to $297.9 million of net proceeds from the sale of assets, $219.0 million of distributions from unconsolidated ventures and reduced acquisition and capital expenditure activity.

The change in net cash (used in) provided by financing activities was primarily attributable to $310.0 million of cash used to repay the balance of our secured credit facility during the current year which principal amount was primarily drawn during the prior year.  Reduced proceeds from debt in the current year as compared to the prior year also impacted the change in net cash (used in) provided by financing activities.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;
•	cash flows from operations;
•	proceeds from our credit facilities;
•	funds generated through unconsolidated venture arrangements;
•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;
•	funds raised in the debt or equity markets; and
•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;
•	cash collateral required to be posted in connection with our financial instruments and insurance programs;
•	purchases of common stock under our share repurchase authorizations;
•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and
•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;
•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;
•	debt service and lease payments;
•	acquisition consideration, capital contributions in connection with the Blackstone transaction, and transaction and integration costs;
•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;
•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;
•	cash collateral required to be posted in connection with our financial instruments and insurance programs;
•	purchase of common stock under our share repurchase authorization; and
•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2016, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due June 15, 2018, and our separate letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of December 31, 2016.

At December 31, 2016, we had $3.6 billion of debt outstanding excluding capital and financing lease obligations, at a weighted-average interest rate of 4.77% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due June 15, 2018).  No balance was drawn on our secured credit facility as of December 31, 2016.  At December 31, 2016, we had $2.5 billion of capital and financing lease obligations and $96.8 million of letters of credit had been issued under our secured credit facility and separate letter of credit facilities. Approximately $215.3 million of our debt and capital and financing lease obligations are due on or before December 31, 2017. The current portion of long-term debt includes $60.5 million of mortgage debt related to 16 communities classified as held for sale as of December 31, 2016.  This debt will either be repaid with the proceeds from the sale of the $97.8 million of assets held for sale or be assumed by the prospective purchasers.  We also have substantial operating lease obligations and capital expenditure requirements. For the year ending December 31, 2017 we will be required to make approximately $387.5 million of payments in connection with our operating leases existing at December 31, 2016 (prior to giving effect to the transactions with HCP and Blackstone pending as of December 31, 2016).

During the year ended December 31, 2016, we increased our liquidity position by $389.4 million to $584.0 million as of December 31, 2016 compared to $194.6 million as of December 31, 2015.  Total liquidity as of December 31, 2016 included $216.4 million of unrestricted cash and cash equivalents, excluding cash and escrow deposits-restricted and lease security deposits of $107.5 million in the aggregate, and $367.6 million of availability on our secured credit facility.  During the three months ended December 31, 2016, the CCRC Venture obtained non-recourse mortgage financing on certain communities, and we received distributions of $221.6 million of the net proceeds from such financing.  In January 2017, we completed the sale of a 10% ownership interest (one-half of our interest) in the HCP 49 Venture for $26.8 million of net cash proceeds.

During the year ended December 31, 2016, we used net proceeds from dispositions of owned communities to extinguish $94.5 million of related mortgage debt, and we used net proceeds from dispositions of owned communities and community financings, distributions from the CCRC Venture and cash flows from operations to repay the outstanding balance on our secured credit facility, including the $100.0 million term loan, which reduced the total commitment amount to $400.0 million.  We plan to use proceeds from our distribution from the CCRC Venture and our sale of one-half our interest in the HCP 49 Venture to fund our anticipated contribution of approximately $170.0 million to purchase a 15% equity interest in the Blackstone Venture, terminate the above market leases, and fund our share of anticipated closing costs and working captial. We expect the Blackstone Venture transactions to close during the three months ended March 31, 2017.

At December 31, 2016, we had $111.6 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, in connection with our ongoing portfolio optimization initiative, and to pursue development opportunities.

Our capital expenditures are comprised of community-level, corporate and development capital expenditures.  Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades and other major building infrastructure projects (referred to as EBITDA-enhancing and major projects expenditures in the table below).  Corporate capital expenditures include those for information technology systems, equipment and the expansion of our support platform and ancillary services programs.  Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications.  We currently have 10 Program Max projects that have been approved, most of which have begun construction and are expected to generate 129 net new units.

The following table summarizes our actual 2016 and anticipated 2017 capital expenditures for our consolidated communities (dollars in millions):

	Actual 2016	Anticipated 2017 Range
Community-level capital expenditures, net(1)	$160.9	$150.0 - 155.0
Corporate(2)	59.9	40.0 - 45.0
Non-development capital expenditures, net	$220.8	$190.0 - 200.0

Development capital expenditures, net(3)	23.9	40.0 - 50.0
Total capital expenditures, net	$244.7	$230.0 - 250.0

(1)
Amount shown for the year ended December 31, 2016 is the amount invested, net of lessor reimbursements of $35.5 million, which is included in Adjusted Free Cash Flow.  Recurring community-level capital expenditures of $58.6 million, net of lessor reimbursements of $8.9 million, are included in Cash From Facility Operations for the year ended December 31, 2016.  Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $5.0 million to $10.0 million of lessor reimbursements received or anticipated to be received, and payments are included in Adjusted Free Cash Flow.

(2)	Payments are included in Adjusted Free Cash Flow.

(3)
Amount shown for the year ended December 31, 2016 is the amount invested, net of lessor reimbursements of $19.9 million. Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $40.0 million to $50.0 million of lessor reimbursements anticipated to be received.

During 2017, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of approximately $45.0 million to $60.0 million, amounts drawn on construction loans and, if necessary, amounts drawn on our secured credit facility.

Execution on our portfolio optimization and growth initiatives, including our plans to continue expansion of our business through the expansion, renovation, redevelopment and repositioning of our existing communities, the development of new communities and the acquisition of operating companies, senior living communities and ancillary services companies will require additional capital, particularly if we were to accelerate our lease restructuring, development and acquisition plans. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.  If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans to restructure leases and grow our business.

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility and, to a lesser extent, proceeds from anticipated dispositions of owned communities and financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming a relatively stable macroeconomic environment.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, the actual level of capital expenditures, our portfolio optimization efforts, development and acquisition activity, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our business and growth strategies. Volatility in the credit and financial markets may also have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing. As a result, this may impact our ability to execute on our portfolio optimization and growth initiatives, maintain capital spending levels, or execute other aspects of our business strategy. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Company Indebtedness, Long-Term Leases and Hedging Agreements

Indebtedness

As of December 31, 2016, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due June 15, 2018 and separate letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of December 31, 2016.

During 2016, we incurred $275.6 million of property-level mortgage debt primarily related to the refinancing of $176.2 million of existing debt.  Approximately $70.6 million of the new debt was issued at a variable interest rate and the remaining $205.0 million was issued at a fixed interest rate.  Refer to Note 8 to the consolidated financial statements for a detailed discussion of the new mortgage debt instruments and related terms.

As of December 31, 2016, we are in compliance with the financial covenants of our outstanding debt agreements.

Credit Facilities

On December 19, 2014, we entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation (which has since assigned its interest to Capital One Financial Corporation), as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The agreement provides for a total commitment amount of $500.0 million, comprised of a $100.0 million term loan drawn at closing and a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The maturity date is January 3, 2020 and amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin from a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The quarterly commitment fee on the unused portion of the facility is 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.  During the year ended December 31, 2016, we repaid the $100.0 million term loan balance, decreasing the total commitment amount to $400.0 million.

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

The agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the amended credit agreement, which would result in termination of all commitments under the agreement and all amounts owing under the agreement becoming immediately due and payable and could trigger cross-default provisions in our other outstanding debt and lease documents.

As of December 31, 2016, no borrowings were outstanding on the revolving credit facility, $32.4 million of letters of credit were outstanding and we had $367.6 million of availability on our secured credit facility. We also had separate letter of credit facilities of up to $64.5 million in the aggregate as of December 31, 2016. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of December 31, 2016, we are in compliance with the financial covenants of our outstanding credit facilities.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash. The Notes are convertible at an initial conversion rate of 34.1006 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances: (i) during any fiscal quarter if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2016, the Notes are not convertible. Unconverted Notes mature at par on June 15, 2018.

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

Long-Term Leases

As of December 31, 2016, we have 539 communities operated under long-term leases. The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease.

The community leases contain customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial performance covenants, such as net worth and minimum lease coverage ratios. Failure to comply with these covenants could result in an event of default and/or trigger cross-default provisions in our outstanding debt and other lease documents.  Further, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio and could trigger cross-default provisions in our other outstanding debt and lease documents. Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. The Company is responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 30 years. The remaining base lease terms vary from less than one year to 16 years and generally provide for renewal or extension options and in some instances, purchase options.

For the year ended December 31, 2016, our minimum annual cash lease payments for our capital and financing leases and operating leases were $233.0 million and $384.0 million, respectively. For the year ending December 31, 2017, we will be required to make approximately $241.9 million and $387.5 million of cash payments in connection with our capital and financing leases and operating leases existing at December 31, 2016 (prior to giving effect to the transactions with HCP and Blackstone pending as of December 31, 2016), respectively.

As of December 31, 2016, we are in compliance with the financial covenants of our long-term leases.

Derivative Instruments

In the normal course of business, we have entered into certain interest rate protection agreements to effectively manage the risk above certain interest rates for a portion of our variable rate debt. As of December 31, 2016, we have $807.0 million in aggregate notional amount of interest rate caps and $453.3 million of variable rate debt, excluding our secured credit facility and capital and financing lease obligations, that is not subject to any cap or swap agreements.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2016 (prior to giving effect to the transactions with HCP and Blackstone pending as of December 31, 2016).

		Payments Due during the Year Ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(dollars in thousands)
Contractual Obligations:
Long-term debt and line of credit obligations(1)	$4,208,792	$311,624	$1,359,388	$228,618	$550,496	$390,717	$1,367,949
Capital and financing lease obligations(2)	4,567,568	416,239	277,829	256,539	200,308	186,342	3,230,311
Operating lease obligations(2)	2,943,410	387,521	377,521	359,282	317,654	279,040	1,222,392
Refundable entrance fee obligations(3)	23,984	1,308	1,308	1,308	1,308	1,308	17,444
Total contractual obligations	$11,743,754	$1,116,692	$2,016,046	$845,747	$1,069,766	$857,407	$5,838,096

Total commercial construction commitments	$104,670	$61,751	$42,919	$—	$—	$—	$—

(1)
Includes line of credit and contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2016 rate. Long-term debt obligation payments in 2017 include the following debt instruments: (i) $60.5 million of debt on assets held for sale and (ii) $29.1 million of demand notes payable to the unconsolidated CCRC Venture, which we utilize in certain states in lieu of cash reserves.

(2)
Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2016 rate. Additionally, the contractual obligation amounts include the residual value for financing lease obligations.

(3)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $96.8 million as of December 31, 2016.

We have entered into an agreement with Blackstone pursuant to which we have agreed to form the Blackstone Venture into which Blackstone will contribute 64 communities and into which we expect to contribute a total of approximately $170.0 million to purchase a 15% equity interest, terminate the above market leases, and fund our share of anticipated closing costs and working capital. See Note 4 to the consolidated financial statements for more information regarding the formation of the Blackstone Venture.

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

At December 31, 2016, approximately $1.3 billion of our indebtedness, excluding our secured credit facility, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate caps under our debt arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our secured credit facility and other variable rate debt instruments.

Off-Balance Sheet Arrangements

As of December 31, 2016, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains financial measures utilized by management to evaluate our operating performance and liquidity that are not calculated in accordance with U.S. generally accepted accounting principles ("GAAP").  Each of these measures, Adjusted EBITDA, Cash From Facility Operations ("CFFO") and Adjusted Free Cash Flow, should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities, or other financial measures determined in accordance with GAAP.  We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

We strongly urge you to review the reconciliations of Adjusted EBITDA from our net income (loss), our CFFO and Adjusted Free Cash Flow from our net cash provided by (used in) operating activities, and our proportionate share of each of CFFO and Adjusted Free Cash Flow of unconsolidated ventures from such ventures' net cash provided by (used in) operating activities, along with our consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA, CFFO and Adjusted Free Cash Flow may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner.

Adjusted EBITDA

Definition of Adjusted EBITDA

We changed our definition and calculation of Adjusted EBITDA when we reported results for the second quarter of 2016, including our Quarterly Report on Form 10-Q filed on August 9, 2016.  Prior period amounts of Adjusted EBITDA presented herein have been recast to conform to the new definition.  The current definition of Adjusted EBITDA reflects the removal of the following adjustments to our net income (loss) that were used in the former definition: the addition of our proportionate share of CFFO of unconsolidated ventures and our entrance fee receipts, net of refunds, and the subtraction of our amortization of entrance fees.

We define Adjusted EBITDA as net income (loss) before: provision (benefit) for income taxes; non-operating (income) expense items; depreciation and amortization (including non-cash impairment charges); (gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination); straight-line lease expense (income), net of amortization of (above) below market rents; amortization of deferred gain; non-cash stock-based compensation expense; and change in future service obligation.

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

The table below reconciles Adjusted EBITDA from net income (loss) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31(1),
	2016	2015	2014
Net income (loss)	$(404,636)	$(458,155)	$(149,426)
Provision (benefit) for income taxes	5,378	(92,209)	(181,305)
Equity in (earnings) loss of unconsolidated ventures	(1,660)	804	(171)
Debt modification and extinguishment costs	9,170	7,020	6,387
Gain on sale of assets, net	(7,218)	(1,270)	(446)
Other non-operating income	(14,801)	(8,557)	(6,789)
Interest expense	385,617	388,764	248,188
Interest income	(2,933)	(1,603)	(1,343)
Income (loss) income from operations	(31,083)	(165,206)	(84,905)
Depreciation and amortization	520,402	733,165	537,035
Asset impairment	248,515	57,941	9,992
Loss on facility lease termination	11,113	76,143	—
Straight-line lease expense (income)	767	6,956	1,439
Amortization of (above) below market lease, net	(6,864)	(7,158)	(3,444)
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Non-cash stock-based compensation expense	32,285	31,651	28,299
Change in future service obligation	—	(941)	670
Adjusted EBITDA	$770,763	$728,179	$484,714

(1)
The calculation of Adjusted EBITDA includes integration, transaction, transaction-related and strategic project costs of $54.2 million, $116.8 million and $146.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.  Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.  Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Cash From Facility Operations and Adjusted Free Cash Flow

Definitions of Cash From Facility Operations and Adjusted Free Cash Flow

We changed our definition and calculation of CFFO when we reported results for the third quarter of 2016, including our Quarterly Report on Form 10-Q filed on November 3, 2016.  Prior period amounts of our CFFO have been recast to reflect our CFFO separate from, and exclusive of, our proportionate share of CFFO of unconsolidated ventures.  Previously, in connection with our reporting results for the second quarter of 2016 including our Quarterly Report on Form 10-Q filed on August 9, 2016, we began reporting CFFO as a measure of liquidity, and as such we changed the definition of CFFO to reflect the reconciliation of such measure from our net cash provided by (used in) operating activities. This previous change had no effect on the amounts of CFFO presented herein for this period or prior periods.

We define Cash From Facility Operations (CFFO) as net cash provided by (used in) operating activities before: changes in operating assets and liabilities; gain (loss) on facility lease termination; and distributions from unconsolidated ventures from cumulative share of net earnings; and adjusted for: recurring capital expenditures, net; lease financing debt amortization with fair market value or no purchase options; proceeds from refundable entrance fees; refunds of entrance fees; and other.

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

We define Adjusted Free Cash Flow as net cash provided by (used in) operating activities before: changes in operating assets and liabilities; gain (loss) on facility lease termination; and distributions from unconsolidated ventures from cumulative share of net earnings; plus:  proceeds from refundable entrance fees, net of refunds; and property insurance proceeds; less:  lease financing debt amortization and Non-Development CapEx. Non-Development CapEx is comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades and other major building infrastructure projects for our communities.  Non-Development CapEx does not include capital expenditures for community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities. Amounts of Non-Development CapEx are presented net of lessor reimbursements received or anticipated to be received in the calculation of Adjusted Free Cash Flow.

Our proportionate share of each of CFFO and Adjusted Free Cash Flow of unconsolidated ventures is calculated based on our equity ownership percentage and in a manner consistent with the definition of CFFO and Adjusted Free Cash Flow for our consolidated entities, respectively.  Our investments in our unconsolidated ventures are accounted for under the equity method of accounting and, therefore, our proportionate share of each of CFFO and Adjusted Free Cash Flow of unconsolidated ventures does not represent cash available to our consolidated business except to the extent it is distributed to us.

Management's Use of Cash From Facility Operations and Adjusted Free Cash Flow

We use CFFO and Adjusted Free Cash Flow to assess our overall liquidity. These measures provide an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance. They provide indicators for management to determine if adjustments to current spending decisions are needed.

These metrics measure our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. CFFO and Adjusted Free Cash Flow are some of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness, including our credit facilities, (ii) to review our ability to pay dividends to stockholders or engage in share repurchases, (iii) to review our ability to make capital expenditures, (iv) for other corporate planning purposes and/or (v) in making compensation determinations for certain of our associates (including our named executive officers).

Limitations of Cash From Facility Operations and Adjusted Free Cash Flow

Each of CFFO and Adjusted Free Cash Flow has limitations as an analytical tool. Material limitations in making the adjustments to our net cash provided by (used in) operating activities to calculate such measures, and using these non-GAAP financial measures as compared to GAAP net cash provided by (used in) operating activities, include:

•
CFFO and Adjusted Free Cash Flow do not represent cash available for dividends or discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures not reflected in these measures; and

•
the cash portion of non-recurring charges related to gain (loss) on lease termination and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results.

In addition, our proportionate share of each of CFFO and Adjusted Free Cash Flow of unconsolidated ventures has limitations as an analytical tool because such measures do not represent cash available directly for use by our consolidated business except to the extent actually distributed to us, and we do not have control, or we share control in determining, the timing and amount of distributions from our unconsolidated ventures and, therefore, we may never receive such cash.

We believe each of CFFO and Adjusted Free Cash Flow is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders or engage in share repurchases, (3) our ability to make capital expenditures, and (4) the underlying value of our assets, including our interests in real estate.

We believe presentation of our proportionate share of each of CFFO and Adjusted Free Cash Flow of unconsolidated ventures is useful to investors since such measure reflects the cash generated by the operating activities of the unconsolidated ventures for the reporting period and, to the extent such cash is not distributed to us, it generally represents cash used or to be used by the ventures for the repayment of debt, investing in expansions or acquisitions, reserve requirements, capital expenditures for community renovations, apartment upgrades and other major building infrastructure projects (in the case of CFFO), or other corporate uses by such ventures, and such uses reduce our potential need to make capital contributions to the ventures of our proportionate share of cash needed for such items.

The table below reconciles our CFFO and Adjusted Free Cash Flow from net cash provided by (used in) operating activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31(1),
	2016	2015	2014
Net cash provided by operating activities	$365,732	$292,366	$242,652
Net cash provided by (used in) investing activities	176,825	(568,977)	(314,882)
Net cash (used in) provided by financing activities	(414,189)	260,557	117,802
Net increase (decrease) in cash and cash equivalents	$128,368	$(16,054)	$45,572

Net cash provided by operating activities	$365,732	$292,366	$242,652
Changes in operating assets and liabilities	76,252	11,312	37,099
Proceeds from refundable entrance fees	3,083	1,939	20,342
Refunds of entrance fees	(3,984)	(4,411)	(25,865)
Lease financing debt amortization	(63,267)	(56,922)	(42,035)
Loss on facility lease termination	11,113	76,143	—
Distributions from unconsolidated ventures from cumulative share of net earnings	(23,544)	(7,825)	(1,840)
Non-development capital expenditures, net	(220,767)	(324,479)	(209,026)
Property insurance proceeds	9,137	3,175	—
Adjusted Free Cash Flow	$153,755	$(8,702)	$21,327

Add: Non-development capital expenditures, net	$220,767	$324,479	$209,026
Less: Recurring capital expenditures, net	(58,583)	(60,937)	(50,762)
Less: Property insurance proceeds	(9,137)	(3,175)	—
Add: Lease financing debt amortization with bargain purchase option	5,765	5,626	13,417
CFFO	$312,567	$257,291	$193,008

(1)
The calculations of CFFO and Adjusted Free Cash Flow include integration, transaction, transaction-related and strategic project costs of $62.1 million, $123.7 million and $146.4 million for the years ended December 31, 2016, 2015 and 2014 (including $7.9 million and $6.9 million of debt modification costs excluded from Adjusted EBITDA for the years ended December 31, 2016 and 2015, respectively).  Integration costs include transition costs associated with the Emeritus merger and organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of Emeritus (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.  Transaction and transaction-related costs include third party costs directly related to the acquisition of Emeritus, other acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.  Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

The table below reconciles our proportionate share of each of CFFO and Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures for the years ended December 31, 2016, 2015 and 2014 (in thousands).  For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Years Ended December 31(1),
	2016	2015	2014
Net cash provided by operating activities	$198,524	$180,266	$89,605
Net cash used in investing activities	(118,935)	(1,218,101)	(350,433)
Net cash (used in) provided by financing activities	(88,262)	1,028,562	290,402
Net (decrease) increase in cash and cash equivalents	$(8,673)	$(9,273)	$29,574

Net cash provided by operating activities	$198,524	$180,266	$89,605
Changes in operating assets and liabilities	(2,508)	(7,634)	(7,853)
Proceeds from refundable entrance fees	43,698	37,819	17,202
Refunds of entrance fees	(51,373)	(42,663)	(22,444)
Non-development capital expenditures, net	(98,305)	(121,895)	(34,010)
Adjusted Free Cash Flow of unconsolidated ventures	$90,036	$45,893	$42,500

Brookdale weighted average ownership percentage	36.2%	49.0%	34.3%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$32,630	$22,470	$14,563

Adjusted Free Cash Flow of unconsolidated ventures	$90,036	$45,893	$42,500
Add: Non-development capital expenditures, net	98,305	121,895	34,010
Less: Recurring capital expenditures, net	(19,836)	(19,843)	(6,906)
CFFO of unconsolidated ventures	$168,505	$147,945	$69,604

Brookdale weighted average ownership percentage	34.4%	38.8%	33.2%
Brookdale's proportionate share of CFFO of unconsolidated ventures	$58,000	$57,379	$23,142

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2016, we had approximately $2.3 billion of long-term fixed rate debt, $1.3 billion of long-term variable rate debt, including our secured credit facility, and $2.5 billion of capital and financing lease obligations. As of December 31, 2016, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due June 15, 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2016, $2.3 billion, or 64.8%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of December 31, 2016, $798.6 million, or 22.4%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $453.3 million, or 12.8%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $12.9 million, a 500 basis point increase in interest rates would have an impact of $55.0 million and a 1,000 basis point increase in interest rates would have an impact of $78.9 million.

Item 8.	Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
14 February 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

We have audited Brookdale Senior Living Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
14 February 2017

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$216,397	$88,029
Cash and escrow deposits – restricted	32,864	32,570
Accounts receivable, net	141,705	144,053
Assets held for sale	97,843	110,620
Prepaid expenses and other current assets, net	130,695	122,671
Total current assets	619,504	497,943
Property, plant and equipment and leasehold intangibles, net	7,379,305	8,031,376
Cash and escrow deposits – restricted	28,061	33,382
Investment in unconsolidated ventures	167,826	371,639
Goodwill	705,476	725,696
Other intangible assets, net	83,007	129,186
Other assets, net	234,508	259,342
Total assets	$9,217,687	$10,048,564
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$145,649	$173,454
Current portion of capital and financing lease obligations	69,606	62,150
Trade accounts payable	77,356	128,006
Accrued expenses	328,037	372,874
Refundable entrance fees and deferred revenue	106,946	99,277
Tenant security deposits	3,548	4,387
Total current liabilities	731,142	840,148
Long-term debt, less current portion	3,413,998	3,459,371
Capital and financing lease obligations, less current portion	2,415,914	2,427,438
Line of credit	—	310,000
Deferred liabilities	267,364	266,537
Deferred tax liability	80,646	69,051
Other liabilities	230,891	217,292
Total liabilities	7,139,955	7,589,837
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2016 and 2015; 193,224,082 and 190,767,191 shares issued and 190,045,681 and 188,338,790 shares outstanding (including 4,608,187 and 3,453,991 unvested restricted shares), respectively	1,900	1,883
Additional paid-in-capital	4,102,397	4,069,283
Treasury stock, at cost; 3,178,401 and 2,428,401 shares at December 31, 2016 and 2015, respectively	(56,440)	(46,800)
Accumulated deficit	(1,969,875)	(1,565,478)
Total Brookdale Senior Living Inc. stockholders' equity	2,077,982	2,458,888
Noncontrolling interest	(250)	(161)
Total equity	2,077,732	2,458,727
Total liabilities and equity	$9,217,687	$10,048,564

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenue
Resident fees	$4,168,621	$4,177,127	$3,301,297
Management fees	70,762	60,183	42,239
Reimbursed costs incurred on behalf of managed communities	737,597	723,298	488,170
Total revenue	4,976,980	4,960,608	3,831,706
Expense
Facility operating expense (excluding depreciation and amortization of $469,388, $684,448 and $503,662, respectively)	2,799,402	2,788,862	2,210,368
General and administrative expense (including non-cash stock-based compensation expense of $32,285, $31,651 and $28,299, respectively)	313,409	370,579	280,267
Transaction costs	3,990	8,252	66,949
Facility lease expense	373,635	367,574	323,830
Depreciation and amortization	520,402	733,165	537,035
Asset impairment	248,515	57,941	9,992
Loss on facility lease termination	11,113	76,143	—
Costs incurred on behalf of managed communities	737,597	723,298	488,170
Total operating expense	5,008,063	5,125,814	3,916,611
Income (loss) from operations	(31,083)	(165,206)	(84,905)

Interest income	2,933	1,603	1,343
Interest expense:
Debt	(174,027)	(173,484)	(128,002)
Capital and financing lease obligations	(202,012)	(211,132)	(109,998)
Amortization of deferred financing costs and debt premium (discount)	(9,400)	(3,351)	(7,477)
Change in fair value of derivatives	(178)	(797)	(2,711)
Debt modification and extinguishment costs	(9,170)	(7,020)	(6,387)
Equity in earnings (loss) of unconsolidated ventures	1,660	(804)	171
Gain on sale of assets, net	7,218	1,270	446
Other non-operating income	14,801	8,557	6,789
Income (loss) before income taxes	(399,258)	(550,364)	(330,731)
(Provision) benefit for income taxes	(5,378)	92,209	181,305
Net income (loss)	(404,636)	(458,155)	(149,426)
Net (income) loss attributable to noncontrolling interest	239	678	436
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(404,397)	$(457,477)	$(148,990)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.18)	$(2.48)	$(1.01)

Weighted average shares used in computing basic and diluted net loss per share	185,653	184,333	148,185

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2014	127,727	$1,277	$2,025,471	$(46,800)	$(959,011)	$1,020,937	$—	$1,020,937
Noncontrolling interest in Emeritus acquisition	—	—	—	—	—	—	953	953
Compensation expense related to restricted stock grants	—	—	28,299	—	—	28,299	—	28,299
Net income (loss)	—	—	—	—	(148,990)	(148,990)	(436)	(149,426)
Common stock issued in connection with Emeritus acquisition	47,584	476	1,648,306	—	—	1,648,782	—	1,648,782
Issuance of common stock from equity offering, net	10,299	103	330,283	—	—	330,386	—	330,386
Issuance of common stock under Associate Stock Purchase Plan	64	—	2,004	—	—	2,004	—	2,004
Restricted stock, net	1,364	14	(14)	—	—	—	—	—
Other	—	—	306	—	—	306	—	306
Balances at December 31, 2014	187,038	1,870	4,034,655	(46,800)	(1,108,001)	2,881,724	517	2,882,241
Compensation expense related to restricted stock grants	—	—	31,651	—	—	31,651	—	31,651
Net income (loss)	—	—	—	—	(457,477)	(457,477)	(678)	(458,155)
Issuance of common stock under Associate Stock Purchase Plan	122	1	2,869	—	—	2,870	—	2,870
Restricted stock, net	1,179	12	(12)	—	—	—	—	—
Other	—	—	120	—	—	120	—	120
Balances at December 31, 2015	188,339	1,883	4,069,283	(46,800)	(1,565,478)	2,458,888	(161)	2,458,727
Compensation expense related to restricted stock grants	—	—	32,285	—	—	32,285	—	32,285
Net income (loss)	—	—	—	—	(404,397)	(404,397)	(239)	(404,636)
Issuance of common stock under Associate Stock Purchase Plan	172	2	2,347	—	—	2,349	—	2,349
Restricted stock, net	2,396	24	(24)	—	—	—	—	—
Purchase of treasury stock	(750)	(8)	8	(9,640)	—	(9,640)	—	(9,640)
Other	(111)	(1)	(1,502)	—	—	(1,503)	150	(1,353)
Balances at December 31, 2016	190,046	$1,900	$4,102,397	$(56,440)	$(1,969,875)	$2,077,982	$(250)	$2,077,732

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(404,636)	$(458,155)	$(149,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	1,251	121	6,387
Depreciation and amortization, net	529,802	736,516	544,512
Asset impairment	248,515	57,941	9,992
Equity in (earnings) loss of unconsolidated ventures	(1,660)	804	(171)
Distributions from unconsolidated ventures from cumulative share of net earnings	23,544	7,825	1,840
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Amortization of entrance fees	(4,195)	(3,204)	(21,220)
Proceeds from deferred entrance fee revenue	13,980	11,113	32,704
Deferred income tax provision (benefit)	3,248	(95,261)	(182,371)
Change in deferred lease liability	767	6,956	1,439
Change in fair value of derivatives	178	797	2,711
Gain on sale of assets, net	(7,218)	(1,270)	(446)
Change in future service obligation	—	(941)	670
Non-cash stock-based compensation	32,285	31,651	28,299
Non-cash interest expense on financing lease obligations	26,496	23,472	12,647
Amortization of (above) below market rents, net	(6,864)	(7,158)	(3,444)
Other	(9,137)	(3,157)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,581	5,608	3,510
Prepaid expenses and other assets, net	2,954	51,079	(52,868)
Accounts payable and accrued expenses	(83,248)	(60,564)	16,812
Tenant refundable fees and security deposits	(839)	(524)	(1,183)
Deferred revenue	3,300	(6,911)	(3,370)
Net cash provided by operating activities	365,732	292,366	242,652
Cash Flows from Investing Activities
(Increase) decrease in lease security deposits and lease acquisition deposits, net	(2,225)	10,866	(48,944)
Decrease in cash and escrow deposits — restricted	5,027	29,286	56,935
Additions to property, plant and equipment, and leasehold intangibles, net	(333,647)	(411,051)	(304,245)
Acquisition of assets, net of related payables and cash received	(12,157)	(191,216)	(40,441)
Acquisition of Emeritus Corporation, cash acquired	—	—	28,429
Investment in unconsolidated ventures	(13,377)	(69,297)	(26,499)
Distributions received from unconsolidated ventures	218,973	9,054	12,275
Proceeds from sale of assets, net	297,932	49,226	4,339
Property insurance proceeds	9,137	3,157	—
Other	7,162	998	3,269
Net cash provided by (used in) investing activities	176,825	(568,977)	(314,882)
Cash Flows from Financing Activities
Proceeds from debt	387,348	585,650	326,639
Repayment of debt and capital and financing lease obligations	(469,309)	(485,762)	(584,345)
Proceeds from line of credit	1,276,500	1,175,000	442,000
Repayment of line of credit	(1,586,500)	(965,000)	(372,000)
Purchase of treasury stock	(9,640)	—	—
Proceeds from public equity offering, net	—	—	330,386
Payment of financing costs, net of related payables	(2,938)	(32,622)	(9,393)
Refundable entrance fees:
Proceeds from refundable entrance fees	3,083	1,939	20,342
Refunds of entrance fees	(3,984)	(4,411)	(25,865)
Cash portion of loss on extinguishment of debt	—	(44)	(4,101)
Payment on lease termination	(9,250)	(17,000)	(7,750)
Other	501	2,807	1,889
Net cash (used in) provided by financing activities	(414,189)	260,557	117,802
Net increase (decrease) in cash and cash equivalents	128,368	(16,054)	45,572
Cash and cash equivalents at beginning of year	88,029	104,083	58,511
Cash and cash equivalents at end of year	$216,397	$88,029	$104,083

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business and Organization

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is the leading operator of senior living communities throughout the United States.  The Company is committed to providing senior living solutions primarily within properties that are designed, purpose-built and operated to provide the highest quality service, care and living accommodations for residents.  The Company operates independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through its ancillary services programs, the Company also offers a range of outpatient therapy, home health and hospice services to residents of many of its communities and to seniors living outside its communities.

2.       Summary of Significant Accounting Policies

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP").  The significant accounting policies are summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of Brookdale and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operation, are accounted for by the equity method.  The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying consolidated financial statements. Noncontrolling interest represents the share of consolidated entities owned by third parties. Noncontrolling interest is adjusted for the noncontrolling holder's share of additional contributions, distributions and the proportionate share of the net income or loss of each respective entity.

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") ASC 810, Consolidation ("ASC 810").  ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this analysis on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Refer to Note 5 for more information about the Company's VIE relationships.

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

Revenue Recognition

Resident Fees

Resident fee revenue is recorded when services are rendered and consists of fees for basic housing and support services and fees associated with additional services such as assisted living care, skilled nursing care, ancillary services and personalized health services.  Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly in advance. Revenue for certain skilled nursing services and ancillary services is recognized as services are provided, and such fees are billed monthly in arrears.

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

Management Fees

Management fee revenue is recorded as services are provided to the owners of the communities. Management fees are determined by an agreed upon percentage of gross revenues (as defined).

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (including the Company's secured credit facility but excluding capital and financing lease obligations) with a carrying value of approximately $3.6 billion and $3.9 billion as of December 31, 2016 and 2015, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased.

Cash and Escrow Deposits – Restricted

Cash and escrow deposits – restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following (dollars in thousands):

	December 31,
	2016	2015
Current:
Real estate tax and property insurance escrows	$19,671	$18,862
Replacement reserve escrows	6,970	8,011
Resident deposits	764	862
Other	5,459	4,835
Subtotal	32,864	32,570
Long term:
Insurance deposits	12,941	15,318
CCRC escrows	13,301	13,233
Debt service reserve	1,819	3,429
Letter of credit collateral	—	1,202
Other	—	200
Subtotal	28,061	33,382
Total	$60,925	$65,952

Accounts Receivable, net

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company's estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $27.0 million and $26.5 million as of December 31, 2016 and 2015, respectively.  The adequacy of the Company's allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued when assessed (without regard to when the assessment is paid or withheld). Subsequent adjustments to these accrued amounts are recorded in net revenues when known.

Assets Held for Sale

The Company designates communities as held for sale when it is probable that the properties will be sold within one year. The Company records these assets on the consolidated balance sheet at the lesser of the carrying value and fair value less estimated selling costs.  If the carrying value is greater than the fair value less the estimated selling costs, the Company records an impairment charge. The Company allocates a portion of the goodwill of a reporting unit to the disposal if the disposal constitutes a business. The Company determines the fair value of the communities based primarily on purchase and sale agreements from prospective purchasers (Level 2 input). The Company evaluates the fair value of the assets held for sale each period to determine if it has changed. The long-lived assets are not depreciated while classified as held for sale.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset, calculated utilizing the lowest level of identifiable cash flows. If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the asset to its carrying value, with any amount in excess of fair value recognized as an expense in the current period. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates (Level 3).

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

Asset Category	Estimated Useful Life (in years)
Trade names	2 – 5
Other	3 – 9

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

During the year ended December 31, 2016, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. As a result, the Company decreased the accrued reserves for general liability and professional liability and workers compensation claims by $22.7 million and $12.7 million, respectively, during the year ended December 31, 2016. The reduction in these accrued reserves decreased facility operating expense by $35.4 million for the year ended December 31, 2016.

Investment in Unconsolidated Ventures

In accordance with ASC 810, Consolidation, the general partner or managing member of a venture consolidates the venture unless the limited partners or other members have either (1) the substantive ability to dissolve the venture or otherwise remove the general partner or managing member without cause or (2) substantive participating rights in significant decisions of the venture, including authorizing operating and capital decisions of the venture, including budgets, in the ordinary course of business. The Company has reviewed all ventures where it is the general partner or managing member and has determined that in all cases the limited partners or other members have substantive participating rights such as those set forth above and, therefore, none of these ventures are consolidated.

The initial carrying value of investments in unconsolidated ventures is based on the amount paid to purchase the investment interest or the carrying value of assets contributed to the unconsolidated ventures. The Company's reported share of earnings of an unconsolidated venture is adjusted for the impact, if any, of basis differences between its carrying value of the equity investment and its share of the venture's underlying assets.

Distributions received from an investee are recognized as a reduction in the carrying amount of the investment.  If distributions are received from an investee that would reduce the carrying amount of an equity method investment below zero, the Company evaluates the facts and circumstances of the dividends to determine the appropriate accounting for the excess distribution, including an evaluation of the source of the proceeds and implicit or explicit commitments to fund the investee.  The excess distribution is either recorded as a gain on investment, or in instances where the source of proceeds is from financing activities or the Company has a significant commitment to fund the investee, the excess distribution would result in an equity method liability and the Company would continue to record its share of the investee's earnings and losses. When the Company does not have a significant requirement to contribute additional capital over and above the original capital commitment and the carrying value of the investment in unconsolidated venture is reduced to zero, the Company discontinues applying the equity method of accounting unless the venture has an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after the Company's share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If the Company determines that an equity method investment is other than temporarily impaired, it is recorded at its fair value with an impairment charge recognized in asset impairment expense for the difference between its carrying amount and fair value.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04").  ASU 2017-04 removes Step 2 from the goodwill impairment test.  The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01").  ASU 2017-01 provides a criteria to determine when an integrated set of assets and activities (a "set") is not a business and narrows the definition of the term output so that it is consistent with the description of outputs in Topic 606.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is only permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance.  The Company is currently evaluating the impact the adoption of ASU 2017-01 will have on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18").  ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as the classification of awards and classification on the statement of cash flows. The updated guidance also requires the recognition of excess tax benefits within the provision for income taxes within the statements of operations rather than within stockholders' equity in the consolidated balance sheet. The Company will adopt this standard on January 1, 2017. The Company expects to adopt the new standard on a prospective basis and record a cumulative effect adjustment within the condensed consolidated statement of equity as of January 1, 2017.  The Company has concluded that the adoption of ASU 2016-09 will not have an impact with regards to the application to the Company's accounting for income taxes on its consolidated balance sheet as of January 1, 2017. Additionally, upon adoption of ASU 2016-09, the Company will account for forfeitures as they occur and this will necessitate more non-cash stock-based compensation earlier in the life of a granted equity instrument and subsequent reversal of expense as forfeitures occur.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-02 on January 1, 2016, and it did not have a material impact on the Company's consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014-15 during the fourth quarter of 2016, and it did not have a material impact on the Company's consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The five step model defined by ASU 2014-09 requires the Company to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). ASU 2014-09, as amended, is effective for the Company's fiscal year beginning January 1, 2018, and, at that time, the Company expects to adopt the new standard under the modified retrospective approach. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings.  The Company continues to evaluate the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. In addition, the Company is monitoring specific developments for the senior living industry and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard. Preliminary conclusions based upon procedures to-date include the following:

•	Resident Fees: The Company does not anticipate that the adoption of 2014-09 will result in a significant change to the amount and timing of the recognition of resident fee revenue.

•
Management Fees and Reimbursed Costs Incurred on Behalf of Managed Communities: The Company manages certain communities under contracts which provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses. The Company does not anticipate that there will be any significant change to the amount and timing of revenue recognized for these monthly management fees. Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. Upon adoption of ASU 2014-09, the Company anticipates that incentive fee revenue may be recognized earlier during the annual contract period. The Company is still evaluating the performance obligations and assessing the transfer of control for each operating service identified in the contracts, which may impact the amount of revenue recognized for reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations.

•
Equity in Earnings (Loss) of Unconsolidated Ventures: Certain of the Company's unconsolidated ventures accounted for under the equity method have residency agreements which require the resident to pay an upfront entrance fee prior to moving into the community and a portion of the upfront entrance fee is non-refundable. The Company's unconsolidated ventures are still evaluating the impact of the adoption of ASU 2014-09, which may impact the recognition of equity in earnings of unconsolidated ventures.

Additionally, real estate sales with customers are within the scope of ASU 2014-09. Under ASU 2014-09 the revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and revenue may be recognized sooner. The Company will apply the five step revenue model to all future real estate transaction with customers.

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

During the years ended December 31, 2016, 2015 and 2014, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each year and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 4.3 million, 3.7 million and 3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due June 15, 2018. As of December 31, 2016, 2015 and 2014, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million.

In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of December 31, 2016, 2015 and 2014, the number of shares issuable upon exercise of the warrants was approximately 10.8 million. See Note 8 for more information about the 2.75% convertible notes and warrants.

4.       Acquisitions, Dispositions and Other Significant Transactions

2016 Dispositions of Owned Communities

The Company began 2016 with 17 of its owned communities classified as held for sale as of December 31, 2015. During the year ended December 31, 2016, the Company entered into agreements to sell an additional 51 communities and completed the dispositions of 51 owned communities.  These transactions are summarized below.

•
During the three months ended March 31, 2016, the Company sold seven of the 17 communities held for sale as of December 31, 2015 for an aggregate sales price of $46.7 million. The results of operations of these communities are reported in the Assisted Living and CCRCs – Rental segments within the consolidated financial statements through the respective disposition dates.  The remaining 10 communities were classified as held for sale as of December 31, 2016.

•
During the three months ended June 30, 2016, the Company entered into an agreement with a third party to sell a 12-state portfolio of 44 owned communities for an aggregate sales price of $252.5 million. During the three months ended September 30, 2016, the Company sold 32 of these communities for an aggregate sales price of $177.5 million.  During the three months ended December 31, 2016, the Company sold nine of these communities for an aggregate sales price of $47.7 million.  The results of operations of these 41 communities are reported within the Assisted Living segment within the consolidated financial statements through the respective disposition dates.  During the three months ended December 31, 2016, the agreement was amended to remove one community from the portfolio, and the aggregate sales price of the portfolio was decreased by $4.7 million.  The remaining two communities within the portfolio were classified as held for sale as of December 31, 2016.

•
During 2016, the Company identified seven additional owned communities as held for sale.  During the three months ended December 31, 2016, the Company sold three of these communities for an aggregate sales price of $33.0 million.  The results of operations of these three communities are reported in the Assisted Living, CCRCs – Rental and Retirement Center segments through the respective disposition dates.  The remaining four communities were classified as held for sale as of December 31, 2016.

As of December 31, 2016, $97.8 million was recorded as assets held for sale and $60.5 million of mortgage debt was included in the current portion of long-term debt within our consolidated balance sheet with respect to the 16 communities held for sale as of such date.  This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 16 communities are reported in the following segments within the consolidated financial statements:  Assisted Living (13 communities) and CCRCs – Rental (three communities).  The 16 communities had resident fee revenue of $47.2 million and facility operating expenses of $42.0 million for the year ended December 31, 2016.  During the year ended December 31, 2016, the Company recognized $15.8 million of impairment expense related to assets held for sale, primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose.

The closings of the sales of the unsold communities classified as held for sale are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, and are expected to occur in the next 12 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

2016 Dispositions and Restructurings of Leased Communities

On November 1, 2016, the Company announced that it had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which would be contributed to an existing unconsolidated venture in which the Company holds an equity interest and 64 of which would be owned by a venture in which the Company expects to acquire a non-controlling interest. The transactions include the following components:

•
HCP, Inc. ("HCP") and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") entered into an agreement pursuant to which HCP has agreed to sell 64 communities—which are currently leased to the Company and have a remaining average lease term of approximately 12 years—to Blackstone for a purchase price of $1.125 billion (the "HCP Sale Transaction"). Separately, the Company entered into an agreement with Blackstone pursuant to which the Company has agreed to form a venture (the "Blackstone Venture") into which Blackstone will contribute the 64 communities and into which the Company expects to contribute a total of approximately $170.0 million to purchase a 15% equity interest, terminate the leases, and fund its share of anticipated closing costs and working capital. Following closing, the Company will manage the communities on behalf of the venture. The Company expects the Blackstone Venture transactions to close during the three months ended March 31, 2017. The results of operations of the 64 communities are reported in the following segments within the consolidated financial statements: Assisted Living (48 communities), Retirement Centers (nine communities) and CCRCs-Rental (seven communities).  The 64 communities had resident fee revenue of $264.7 million, facility operating expenses of $182.0 million and cash lease payments of $88.4 million for the year ended December 31, 2016.

•
The Company and HCP agreed to terminate triple-net leases with respect to eight communities. HCP agreed to contribute immediately thereafter four of such communities to an existing unconsolidated venture with HCP in which the Company has a 10% equity interest.  During the three months ended December 31, 2016, the triple-net leases with respect to seven communities were terminated and HCP contributed four of the communities to the existing unconsolidated venture.  The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reported in the following segments within the consolidated financial statements: Assisted Living (six communities), Retirement Centers (one community) and CCRCs-Rental (one community).  The eight communities had resident fee revenue of $41.1 million, facility operating expenses of $30.6 million and cash lease payments of $11.3 million for the year ended December 31, 2016.

•
The Company and HCP agreed to terminate triple-net leases with respect to 25 communities, which the Company expects to occur in stages through the end of fiscal 2017 (the "HCP Termination Transactions").  During the three months ended December 31, 2016, the Company and HCP amended the leases with respect to these 25 communities to shorten the term of the leases to facilitate the HCP Termination Transactions, with the term with respect to each such community to end on the earlier of October 31, 2017 and the date on which such community is sold or the operations of such community are transferred, at the direction of HCP, to a third party tenant or operator. As a result of the agreement to amend and terminate the community lease agreements for these 25 communities, the Company recorded an $11.1 million loss on facility lease termination within the consolidated statement of operations for the year ended December 31, 2016. The results of operations of the 25 communities are reported in the following segments within the consolidated financial statements: Assisted Living (23 communities) and CCRCs-Rental (two communities).  The 25 communities had resident fee revenue of $72.2 million, facility operating expenses of $58.6 million and cash lease payments of $18.9 million for the year ended December 31, 2016.

The closings of the various pending transactions with HCP and Blackstone are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

The transactions related to the Blackstone Venture may require the Company to record a significant charge in fiscal 2017 for the amount by which the initial carrying value of the investment in the Blackstone Venture exceeds its fair value. The initial carrying value of the investment in the Blackstone Venture would be based on the total of the approximately $170.0 million of cash expected to be contributed to purchase the equity interest and the carrying value of the Company's assets and liabilities under operating and capital and financing leases expected to be contributed by the Company and deconsolidated from the Company's consolidated financial statements. As of December 31, 2016, the carrying value of the lease obligations for the 64 communities exceed the carrying value of the assets under operating and capital and financing leases by approximately $107.0 million.  In connection with these contributions, for accounting purposes, if the approximately $63.0 million net contribution amount exceeds the fair value of the Company's anticipated 15% interest in the Blackstone Venture, a charge may be required for the excess amount upon closing of the Blackstone Venture.  Additionally, it is expected that these transactions related to the Blackstone Venture may require the Company to record a significant increase to the Company's existing tax valuation allowance, after considering the change in the Company's future reversal of estimated timing differences resulting from these transactions, mainly caused by removing the deferred positions related to the contributed leases. The Company has recorded valuation allowances of $264.3 million at December 31, 2016 against its $369.5 million of federal and state net operating carryforwards and tax credits as the Company anticipates these losses will not be utilized prior to expiration.  The actual amount of charges related to the transactions related to the Blackstone Venture and the increase to the valuation allowance will be determined following the closing of the Blackstone Venture.

Asset Impairment

The following is a summary of the asset impairment expense (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Property, plant and equipment and leasehold intangibles, net (Note 6)	$166.2	$23.4	$10.0
Investment in unconsolidated ventures (Note 5)	36.8	—	—
Other intangible assets, net (Note 7)	29.7	0.9	—
Assets held for sale	15.8	33.6	—
Asset impairment	$248.5	$57.9	$10.0

During the three months ended December 31, 2016, asset impairment expense includes $151.3 million of charges for property, plant and equipment and leasehold intangibles, $36.8 million of charges for investments in unconsolidated ventures, $29.7 million of charges for other intangible assets and $4.1 million of charges for assets held for sale.

2015 Community Acquisitions

On December 29, 2014, the Company exercised its purchase option under the Master Lease (as defined below) with HCP. As a result, the Company agreed to purchase the fee simple interest of nine communities previously leased to the Company for an aggregate purchase price of $60.0 million. On December 31, 2014, the Company paid the full purchase price of $51.4 million of cash as a deposit for the purchase of eight of the nine communities, and the Company took title to these eight communities at the closing on January 1, 2015. On May 1, 2015, the Company acquired the ninth community and paid the remainder of the purchase price of $8.6 million of cash. The results of operations of these communities are reported in the Assisted Living and CCRCs - Rental segments within the consolidated financial statements.

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

2015 Dispositions of Owned Communities

During the year ended December 31, 2015, the Company sold 17 communities for an aggregate selling price of $82.9 million. The results of operations of the communities are reported in the Retirement Centers, Assisted Living, and CCRCs - Rental segments within the consolidated financial statements through the respective disposition dates. As of December 31, 2015, the Company identified 17 communities as held for sale. As of December 31, 2015, $110.6 million was recorded as assets held for sale and $60.8 million of mortgage debt related to communities held for sale was included in the current portion of long-term debt within the Company's consolidated balance sheet.  During the year ended December 31, 2015, the Company recognized $18.4 million of impairment expense related to communities sold in 2015 and $15.2 million of impairment expense related to communities identified as assets held for sale as of December 31, 2015, primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose.

2014 Acquisition of Emeritus

On July 31, 2014, the Company completed the merger contemplated by that certain Agreement and Plan of Merger, dated as of February 20, 2015, by and among Emeritus Corporation ("Emeritus"), the Company, and Broadway Merger Sub Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Prior to the Merger, Emeritus was a senior living service provider focused on operating residential style communities throughout the United States. As of July 31, 2014 Emeritus operated 493 communities, including assisted living and dementia care communities. Many of these communities offer independent living alternatives and, to a lesser extent, skilled nursing care. As of July 31, 2014, Emeritus owned 182 communities and leased 311 communities. Prior to the Merger, Emeritus also offered a range of outpatient therapy and home health services in Florida, Arizona and Texas.

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

The goodwill of $645.2 million was primarily attributable to the synergies expected to arise after the Merger. The Retirement Centers, Assisted Living and Brookdale Ancillary Services segments were allocated goodwill of $20.5 million, $497.9 million and $126.8 million, respectively. The goodwill is not deductible for tax purposes.

The following table provides the pro forma consolidated operational data as if the Company had acquired Emeritus on January 1, 2013 (unaudited, in millions, except share and per share data):

2014
Total revenue	$5,055
Net income (loss) attributable to common stockholders	(103)

Basic and diluted net income (loss) per share attributable to common stockholders	$(0.59)
Weighted average shares used in computing basic and diluted net income (loss) per share (in thousands)	175,823

The Company incurred $57.1 million of transaction costs related to the acquisition of Emeritus for the year ended December 31, 2014. Transaction costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third party costs.  The proforma consolidated operational data for the year ended December 31, 2014 excludes $57.1 million of transaction costs that were directly attributable to the Merger. On August 29, 2014, the Company completed the HCP Transactions (as defined below). The pro forma consolidated operational data reflects the Company's full ownership interests and previously existing lease terms through the closing of the HCP Transactions on August 29, 2014 and reflects the Company's subsequent venture arrangements and amended lease terms for the remainder of the 2014 period.

The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by the Company's management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Merger occurred at the beginning of the period presented, nor does it purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data does not include the impact of any synergies that have been, or may be, achieved from the acquisition of Emeritus or any strategies that management has implemented or considered or may implement or consider in order to continue to efficiently manage operations.

On July 30, 2014, in connection with the Merger, the Company's Certificate of Incorporation was amended to authorize up to 400 million shares of common stock.

2014 HCP Transactions

On August 29, 2014, the Company completed the transactions contemplated by that certain Master Contribution and Transactions Agreement (the "Master Agreement"), dated as of April 23, 2014, by and between the Company and HCP.  At the closing of these transactions (the "Closing"), the Company and HCP entered into two ventures and amended the terms of certain existing agreements between the Company and HCP ("HCP Transactions").

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

Venture Relating to Entry Fee CCRCs. At the Closing, the Company and HCP entered into a venture with respect to certain entry fee CCRCs previously owned, leased and/or operated by the Company. The Company owns a 51% ownership interest, and HCP owns a 49% ownership interest, in each of the propco and opco (together, the "CCRC Venture"). Pursuant to the terms of the Master Agreement, at the Closing the Company contributed to the CCRC Venture eight wholly-owned entities (owning eight CCRCs subject, in certain cases, to existing debt) and certain purchase options with respect to the HCP Communities (as defined below), and HCP contributed to the CCRC Venture three wholly-owned entities (owning three properties in two CCRCs (the "HCP Communities")). In addition, HCP contributed $323.5 million in cash and the CCRC Venture completed the purchases of four communities managed by the Company for an aggregate purchase price of $323.5 million immediately following the Closing. Each of the CCRCs in the CCRC Venture is managed by the Company pursuant to market rate management agreements entered into at the Closing, and the Company agreed to guarantee certain obligations of the manager under the applicable management agreements. Each of the propco and opco is governed by a board of managers consisting of six members, with three representatives appointed by each of the Company and HCP.

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

Venture Relating to Emeritus / HCP Communities. At the Closing, the Company and HCP entered into a venture with respect to 49 independent living, assisted living, memory care and/or skilled nursing care communities previously owned by HCP and leased and historically operated by Emeritus. The Company acquired the leases in the Merger, recorded them at fair value at the acquisition date, and in this transaction effectively terminated the leases; therefore the Company has written off all of the recorded lease values in connection with this termination.  As of the formation date, the Company owned a 20% ownership interest, and HCP owned an 80% ownership interest, in each of the propco and opco (together, the "HCP 49 Venture"). Pursuant to the terms of the Master Agreement, at the Closing an HCP affiliate made a loan to the Company at prevailing interest rates in the original principal amount of approximately $68.0 million to fund the Company's initial capital contribution to the HCP 49 Venture. HCP contributed 49 communities to propco. At the Closing, propco leased the communities to opco. Each of the communities in the HCP 49 Venture is managed by an affiliate of the Company, and the Company agreed to guarantee certain obligations of the manager under the applicable market rate management agreements. During the three months ended December 31, 2014, the Company repaid the $68.0 million loan from HCP primarily with the proceeds from the public equity offering completed during the third quarter of 2014.

The results and financial position of the communities were, in all material respects, deconsolidated from the Company prospectively upon formation of the HCP 49 Venture. The Company's interest in the venture is accounted for under the equity method of accounting.

Pursuant to the terms of the Master Agreement, the Company was required to pay HCP a fee related to the lease restructuring in the amount of $34 million, which was paid over a two-year period beginning September 30, 2014. The elimination of the recorded lease values upon termination of the aforementioned leases approximated the $34 million liability to HCP.

Amendments to Existing Agreements (including Triple Net Leases). At the Closing, the Company and HCP amended and restated (i) that certain Master Lease and Security Agreement, dated as of October 31, 2012, by and between Emeritus and certain affiliates of HCP, with respect to 112 communities, and (ii) certain other triple net leases between Emeritus and affiliates of HCP, with respect to 41 communities, together into a single master lease with the communities subject thereto separated into three pools (the "Master Lease"). The term of the Master Lease is 14 years for the pool 1 communities, 15 years for the pool 2 communities and 16 years for the pool 3 communities, with an average of approximately 15 years, in each case subject to two extension options of approximately 10 years each, and the Master Lease is guaranteed by the Company. The Master Lease provided for total base rent in 2014 of approximately $158 million, with lower future rent payments and escalations compared to the previously existing leases. HCP agreed to make available up to $100 million for capital expenditures related to the communities during calendar years 2014 through 2017 at an initial lease rate of 7.0%. The Master Lease included certain customary covenants, with respect to, among other things, capital expenditure requirements, restrictions on the ownership, operation and management of competing communities and transfer restrictions (including restrictions on changes of control of the Company). The Master Lease also included customary events of default and remedies relating thereto. In addition, the Master Lease included a fair value purchase option in favor of the Company for up to ten communities at an aggregate purchase price not to exceed $60.0 million. On December 29, 2014 the Company exercised this purchase option and agreed to purchase nine communities for an aggregate purchase price of $60.0 million.

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

During the three months ended December 31, 2016, the Company and HCP entered into three amendments to the Master Lease effective November 1, 2016 to facilitate the HCP Termination Transactions and the HCP Sale Transaction.  The amendments, among other things:  (i) shortened the term of the Master Lease with respect to 19 communities to facilitate the HCP Termination Transactions, with the term with respect to each such community to end on the earlier of October 31, 2017 and the date on which such community is sold or the operations of such community are transferred, at the direction of HCP, to a third party tenant or operator; (ii) removed 57 communities from the Master Lease as of November 1, 2016, to facilitate the HCP Sale Transaction; and (iii) extended by one year the period during which the Company is permitted to undertake capital projects for which it is entitled to reimbursement by HCP.  Simultaneously, the Company and HCP entered into a separate lease with HCP, with the Company as guarantor, covering the 57 communities removed from the Master Lease on terms that are substantially the same as those contained in the Master Lease.  The Blackstone Venture is expected to acquire the 57 communities encumbered by such new lease, at which time the new lease will be terminated.

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

5.       Variable Interest Entities and Investment in Unconsolidated Ventures

Variable Interest Entities

At December 31, 2016, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds an equity ownership interest in each of the propco and opco of three ventures ("RIDEA Ventures") that operate senior housing communities in a RIDEA structure.  As of December 31, 2016, the Company's equity ownership interest is 10% for two of the ventures and 20% for one venture.  As of December 31, 2016, HCP owns the remaining 90% and 80% equity ownership interests in the RIDEA Ventures.  The RIDEA Ventures have been identified as VIEs.  The equity members of the RIDEA Ventures share certain operating rights, and the Company acts as a manager to the opcos of the RIDEA Ventures.  However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs.  The assets of the RIDEA Ventures primarily consist of the senior housing communities that the RIDEA Ventures own, resident fees receivable and cash and cash equivalents.  The obligations of the RIDEA Ventures primarily consist of notes payable, accounts payable and accrued expenses.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at December 31, 2016 (in millions):

VIE	Asset	Maximum Exposure to Loss	Carrying Amount

CCRC Venture opco	Investment in unconsolidated ventures	$50.1	$50.1
RIDEA Ventures	Investment in unconsolidated ventures	$92.1	$92.1

As of December 31, 2016, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

Investment in Unconsolidated Ventures

The Company owns interests in the following ventures that are accounted for under the equity method as of December 31, 2016:

Venture	Ownership Percentage
CCRC Venture	51%
HCP 49 Venture	20%
BKD-HCN venture opco and propco	20%
HCP 35 Venture	10%
S-H Twenty-One venture opco and propco	10%

Combined summarized financial information of the unconsolidated ventures accounted for under the equity method as of December 31, and for the years then ended are as follows (dollars in millions):

Statement of Operations Information	2016	2015	2014
Total revenue	$1,133	$964	$439
Facility operating expenses	(779)	(679)	(293)
Net income (loss)	(4)	(18)	(10)

Balance Sheet Information	2016	2015
Current assets	$128	$143
Noncurrent assets	3,932	4,156
Current liabilities	1,153	583
Noncurrent liabilities	2,215	2,294

During the year ended December 31, 2016, the CCRC Venture obtained non-recourse mortgage financing on certain communities and received proceeds of $434.5 million.  The CCRC Venture distributed the net proceeds to its investors and the Company received proceeds of $221.6 million.  As a result of the distribution, the Company's carrying value of its equity method investment in the CCRC Venture propco was reduced below zero and the Company has recorded a $60.2 million equity method liability within other liabilities within the consolidated balance sheet as of December 31, 2016.

In January 2017, the Company completed the sale of a 10% ownership interest in the HCP 49 Venture for $26.8 million of net cash proceeds. The Company retained a 10% ownership interest in the HCP 49 Venture.

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During 2016, the Company recorded $36.8 million of non-cash impairment charges related to investments in unconsolidated ventures. These impairment charges are primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and reflect the amount by which the carrying values of the investments exceeded their estimated fair value.

On June 30, 2015, the Company and HCP entered into a venture, which acquired 35 senior housing communities ("HCP 35 Venture") for $847 million. The venture uses a RIDEA structure, whereby the Company and HCP invested in an "opco" and a "propco". The Company contributed $30.3 million in cash to the HCP 35 Venture. The Company owns a 10% ownership interest, and HCP owns a 90% ownership interest, in each of the propco and opco. The Company had operated these communities under a management agreement since 2011 and continued to manage the communities under a market rate long-term management agreement with the venture as of the closing of the venture. The Company's interest in the venture is accounted for under the equity method of accounting.

6.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2016 and 2015, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following (in thousands):

	2016	2015
Land	$455,307	$486,567
Buildings and improvements	5,053,204	5,260,826
Leasehold improvements	126,325	100,430
Furniture and equipment	974,516	895,447
Resident and leasehold operating intangibles	705,000	783,434
Construction in progress	69,803	138,054
Assets under capital and financing leases	2,879,996	2,909,653
	10,264,151	10,574,411
Accumulated depreciation and amortization	(2,884,846)	(2,543,035)
Property, plant and equipment and leasehold intangibles, net	$7,379,305	$8,031,376

During the years ended December 31, 2016, 2015 and 2014, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results  of $166.2 million for the year ended December 31, 2016, primarily within the Assisted Living and CCRCs - Rental segments, $24.3 million for the year ended December 31, 2015, primarily within the Assisted Living and CCRCs - Rental segments and $10.0 million for the year ended December 31, 2014, primarily within the CCRCs – Rental and Assisted Living segments. These impairment charges are primarily due to lower than expected operating performance at these properties and reflect the amount by which the carrying values of the assets exceeded their estimated fair value.

During the years ended December 31, 2016 and 2015, the Company recorded $15.8 million and $33.6 million, respectively, of non-cash impairment charges related to communities identified as held for sale, inclusive of the allocation of goodwill to the disposed communities. These impairment charges are primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose. Refer to Note 4 for more information about the Company's community dispositions and assets held for sale.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $514.2 million, $721.0 million and $529.1 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2017	$9,664
2018	7,601
2019	6,209
2020	4,353
2021	2,731
Thereafter	9,958
Total	$40,516

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

7.       Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill as of December 31, 2016 and December 31, 2015 presented on an operating segment basis (dollars in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Dispositions and Other Reductions	Net	Gross Carrying Amount	Dispositions and Other Reductions	Net
Retirement Centers	$28,141	$(820)	$27,321	$28,141	$(721)	$27,420
Assisted Living	600,162	(48,817)	551,345	591,814	(20,348)	571,466
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$755,113	$(49,637)	$705,476	$746,765	$(21,069)	$725,696

The Company concluded that goodwill for all reporting units was not impaired as of October 1, 2016 (the Company's annual measurement date) and as of December 31, 2016. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date.

Approximately $28.5 million and $0.1 million of goodwill in the Assisted Living and Retirement Centers segments, respectively, was allocated to the communities identified as held for sale during 2016. Refer to Note 4 for more information about the Company's assets held for sale.

The following is a summary of other intangible assets at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738	$40,270	$—	$40,270
Health care licenses	65,126	—	65,126	66,612	—	66,612
Trade names	27,800	(21,135)	6,665	27,800	(14,209)	13,591
Other	13,531	(7,053)	6,478	13,531	(4,818)	8,713
Total	$111,195	$(28,188)	$83,007	$148,213	$(19,027)	$129,186

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014 was $9.2 million, $12.2 million and $8.0 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.  The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.  During the year ended December 31, 2016, the Company exercised one community purchase option and added the $7.3 million carrying value of the community purchase option intangible to the cost basis of the property, plant and equipment of the community.  The Company is amortizing the trade names and management contract intangibles assets over their estimated weighted average useful lives of three years and nine years, respectively.

During 2016, the Company recorded $28.2 million and $1.5 million of non-cash impairment charges related to community purchase options and health care licenses, respectively. These impairment charges are primarily due to lower than expected operating performance at the communities subject to the community purchase options and reflect the amount by which the carrying values of the community purchase options exceeded their estimated fair value.

Future amortization expense for intangible assets with definite lives is estimated to be as follows (dollars in thousands):

Year Ending December 31,	Future Amortization
2017	$3,575
2018	3,565
2019	2,487
2020	982
2021	982
Thereafter	1,552
Total	$13,143

8.       Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (dollars in thousands):

	December 31,
	2016	2015
Mortgage notes payable due 2017 through 2047; weighted average interest rate of 4.50% in 2016, including net debt premium and deferred financing costs of $(4.5) million in 2016 and including net debt premium and deferred financing costs of $3.3 million in 2015 (weighted average interest rate of 4.51% in 2015)	$3,184,229	$3,246,513
Capital and financing lease obligations payable through 2032; weighted average interest rate of 8.08% in 2016 (weighted average interest rate of 8.11% in 2015)	2,485,520	2,489,588
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $20.9 million and $34.3 million in 2016 and 2015, respectively, interest at 2.75% per annum, due June 15, 2018	295,397	281,902
Construction financing due 2032; weighted average interest rate of 8.00% in 2016 (weighted average interest rate of 4.84% in 2015)	3,644	24,105
Other notes payable, weighted average interest rate of 5.33% in 2016 (weighted average interest rate of 5.16% in 2015) and maturity dates ranging from 2017 to 2020	76,377	80,305
Total long-term debt and capital and financing lease obligations	6,045,167	6,122,413
Less current portion	215,255	235,604
Total long-term debt and capital and financing lease obligations, less current portion	$5,829,912	$5,886,809

As of December 31, 2016 and 2015, the current portion of long-term debt within the Company's consolidated financial statements includes $60.5 million and $60.8 million, respectively, of mortgage notes payable secured by assets held for sale. This debt will either be assumed by the prospective purchasers or be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

The annual aggregate scheduled maturities of long-term debt and capital and financing lease obligations outstanding as of December 31, 2016 are as follows (dollars in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total Debt
2017	$154,114	$416,239	$570,353
2018	1,231,670	277,829	1,509,499
2019	135,169	256,539	391,708
2020	473,817	200,308	674,125
2021	332,866	186,342	519,208
Thereafter	1,257,549	3,230,311	4,487,860
Total obligations	3,585,185	4,567,568	8,152,753
Less amount representing debt discount and deferred financing costs, net	(25,538)	—	(25,538)
Less amount representing interest (weighted average interest rate of 8.08%)	—	(2,082,048)	(2,082,048)
Total	$3,559,647	$2,485,520	$6,045,167

Credit Facilities

On December 19, 2014, the Company entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation (which has since assigned its interest to Capital One Financial Corporation), as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The agreement provides for a total commitment amount of $500.0 million, comprised of a $100.0 million term loan drawn at closing and a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The maturity date is January 3, 2020 and amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin from a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The quarterly commitment fee on the unused portion of the facility is 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.  During the year ended December 31, 2016, the Company repaid the $100.0 million term loan balance, decreasing the total commitment amount to $400.0 million.

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

The agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments under the agreement and all amounts owing under the agreement becoming immediately due and payable and could trigger cross default provisions in our other outstanding debt and lease agreements.

As of December 31, 2016, there was no outstanding balance under this credit facility and there were $32.4 million of letters of credit outstanding under this credit facility. In addition to the sublimit for letters of credit on this credit facility, the Company also had separate letter of credit facilities of up to $64.5 million in the aggregate as of December 31, 2016.  Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

Convertible Debt Offering

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). The Company received net proceeds of approximately $308.2 million after the deduction of underwriting commissions and offering expenses.  The Company used a portion of the net proceeds to pay the Company's cost of the convertible note hedge transactions described below, taking into account the proceeds to the Company of the warrant transactions described below, and used the balance of the net proceeds to repay existing outstanding debt.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances:  (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2016, the Notes are not convertible. Unconverted Notes mature at par on June 15, 2018.

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

As of December 31, 2016, the "if converted" value of the Notes does not exceed their principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Coupon interest	$8,697	$8,697	$8,697
Amortization of discount	12,625	11,732	10,902
Interest expense related to convertible notes	$21,322	$20,429	$19,599

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

2016 Financings

In March 2016, the Company obtained a $100.0 million supplemental loan, secured by first mortgages on ten communities.  The loan bears interest at a fixed rate of 4.20% and matures on January 1, 2023.  Proceeds from the loan were utilized to pay down a portion of the outstanding balance of the secured credit facility.

In December 2016, the Company entered into a $105.0 million note, which bears interest at a fixed rate of 4.65%, and a $69.6 million note, which bears interest at a variable rate of 1-month LIBOR plus a margin of 258 basis points.  The notes are secured by first mortgages on six communities and mature on January 1, 2027. Proceeds from the loan were primarily utilized to repay $164.4 million of mortgage debt.

During the year ended December 31, 2016, the Company recorded $9.2 million of debt modification and extinguishment costs on the consolidated statement of operations for that period, primarily related to prepayment penalties for debt extinguishments.

As of December 31, 2016, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

Interest Rate Caps

In the normal course of business, the Company has entered into certain interest rate protection agreements to effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The following table summarizes the Company's interest rate cap instruments at December 31, 2016 (dollars in thousands):

Current notional balance	$806,994
Weighted average fixed cap rate	4.66%
Earliest maturity date	2017
Latest maturity date	2022
Estimated asset fair value (included in other assets, net at December 31, 2016)	$127
Estimated asset fair value (included in other assets, net at December 31, 2015)	$29

9.           Accrued Expenses

Accrued expenses consist of the following components as of December 31, (in thousands):

	2016	2015
Salaries and wages	$102,025	$80,291
Insurance reserves	71,123	94,948
Vacation	42,411	44,421
Real estate taxes	34,002	37,206
Interest	12,948	12,940
Lease payable	11,211	20,714
Accrued utilities	10,582	11,949
Taxes payable	2,818	3,265
Other	40,917	67,140
Total	$328,037	$372,874

10.       Commitments and Contingencies

Facility Operating Leases

As of December 31, 2016 the Company operated 539 communities under long-term leases (315 operating leases and 224 capital and financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease.

The community leases contain customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial performance covenants, such as net worth and minimum lease coverage ratios. Failure to comply with these covenants could result in an event of default and/or trigger cross-default provisions in the Company's outstanding debt and other lease documents.  Further, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio and could trigger cross-default provisions in the Company's other outstanding debt and lease documents. Certain leases contain cure provisions generally requiring the posting of an additional lease security deposit if the required covenant is not met.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. The Company is responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 30 years. The remaining base lease terms vary from less than one year to 16 years and generally provide for renewal or extension options and in some instances, purchase options.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cash basis payment	$384,104	$372,148	$330,207
Straight-line (income) expense	767	6,956	1,439
Amortization of (above) below market rents, net	(6,864)	(7,158)	(3,444)
Amortization of deferred gain	(4,372)	(4,372)	(4,372)
Facility lease expense	$373,635	$367,574	$323,830

The aggregate amounts of future minimum operating lease payments, including community and office leases, as of December 31, 2016 (prior to giving effect to the transactions with HCP and Blackstone pending as of December 31, 2016), are as follows (dollars in thousands):

Year Ending December 31,	Operating Leases
2017	$387,521
2018	377,521
2019	359,282
2020	317,654
2021	279,040
Thereafter	1,222,392
Total	$2,943,410

As of December 31, 2016, the Company is in compliance with the financial covenants of its long-term leases.

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

As of December 31, 2016 and 2015, the Company accrued reserves of $184.0 million and $248.4 million, respectively, for these programs of which $112.9 million and $153.5 million is classified as long-term liabilities as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company accrued $22.8 million and $41.5 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.  During 2016, the Company recorded a $35.4 million decrease in insurance expense from changes in estimates, due to general liability and professional liability and workers compensation claims experience.

The Company has secured self-insured retention risk under workers' compensation programs with cash deposits of $12.4 million and $15.6 million as of December 31, 2016 and 2015, respectively. Letters of credit securing the programs aggregated $59.5 million and $49.8 million as of December 31, 2016 and 2015, respectively.  In addition, the Company also had deposits of $37.4 million as of December 31, 2016 to fund claims paid under a high deductible, collateralized insurance policy previously maintained by Emeritus.

12.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to the plan, up to a maximum of 4.0% of contributed compensation. An additional matching contribution of 12.5%, subject to the same limit on contributed compensation, may be made at the discretion of the Company, based upon the Company's performance. For the years ended December 31, 2016, 2015 and 2014, the Company's expense to the plan was $8.2 million, $6.6 million and $7.1 million, respectively.

13.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units) (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2014	3,373	$21.12
Granted	1,662	$29.79
Vested	(1,185)	$19.58
Cancelled/forfeited	(298)	$21.02
Outstanding on December 31, 2014	3,552	$25.70
Granted	1,698	$32.75
Vested	(1,275)	$23.55
Cancelled/forfeited	(521)	$18.68
Outstanding on December 31, 2015	3,454	$28.80
Granted	3,141	$14.56
Vested	(1,242)	$26.79
Cancelled/forfeited	(745)	$24.75
Outstanding on December 31, 2016	4,608	$20.29

As of December 31, 2016, there was $58.2 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years and is based on grant date fair value, net of forfeiture estimates. The compensation cost reflects an initial estimated cumulative forfeiture rate from 0% to 20% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

During 2016, grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2016	2,855	$14.50 - 18.46	$41,399
Three months ended June 30, 2016	111	$15.68 - 18.03	$2,001
Three months ended September 30, 2016	54	$15.90 - 17.46	$918
Three months ended December 31, 2016	121	$9.75 - 11.93	$1,405

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

14.       Share Repurchase Program

On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of the Company's common stock, which replaced the prior authorization approved by the Board in 2011 that had remaining availability of approximately $82.4 million at the time of termination.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of these methods, in accordance with applicable insider trading and other securities laws and regulations.

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

Pursuant to the new authorization, in 2016 the Company repurchased 750,000 shares at a weighted average price paid per share of $12.83, for an aggregate purchase price of approximately $9.6 million.  As of December 31, 2016, approximately $90.4 million remains available under the new share repurchase authorization.

15.       Income Taxes

The benefit (provision) for income taxes is comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Federal:
Current	$(12)	$49	$1,367
Deferred	(3,248)	95,259	182,371
Total Federal	(3,260)	95,308	183,738
State:
Current	(2,118)	(3,099)	(2,433)
Deferred (included in Federal above)	—	—	—
Total State	(2,118)	(3,099)	(2,433)
Total	$(5,378)	$92,209	$181,305

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Tax benefit at U.S. statutory rate	$139,657	$192,390	$115,603
State taxes, net of federal income tax	11,788	18,323	11,582
Tax credits	6,163	3,937	(2,222)
Valuation allowance	(142,862)	(111,797)	64,155
Goodwill impairment	(10,789)	(7,856)	—
Stock compensation	(5,716)	—	—
Other, net	(1,831)	(1,626)	(713)
Return to provision	(920)	(72)	716
Meals and entertainment	(868)	(1,090)	(946)
Non-deductible transaction costs	—	—	(6,870)
Total	$(5,378)	$92,209	$181,305

 Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2016	2015
Deferred income tax assets:
Capital and financing lease obligations	$862,038	$872,002
Operating loss carryforwards	319,948	282,075
Accrued expenses	109,283	144,691
Deferred lease liability	93,358	94,105
Tax credits	49,550	40,974
Intangible assets	20,272	22,522
Deferred gain on sale leaseback	4,233	5,661
Prepaid revenue	2,626	2,415
Total gross deferred income tax asset	1,461,308	1,464,445
Valuation allowance	(264,305)	(121,602)
Net deferred income tax assets	1,197,003	1,342,843
Deferred income tax liabilities:
Property, plant and equipment	(1,209,595)	(1,320,423)
Investment in unconsolidated ventures	(66,678)	(88,798)
Other	(1,376)	(2,673)
Total gross deferred income tax liability	(1,277,649)	(1,411,894)
Net deferred tax liability	$(80,646)	$(69,051)

As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards of approximately $1.033 billion and $930.4 million, respectively, which are available to offset future taxable income through 2036. The Company determined that a valuation allowance was required due to the loss before income taxes in 2016, and in consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2016. In 2016, the Company recorded a provision of approximately $142.9 million to reflect the necessary valuation allowance of $264.3 million as of December 31, 2016. The valuation allowance reflects that the Company's net operating losses will begin to expire in 2027.  As described in Note 4 to the consolidated financial statements, it is expected that the transactions related to the Blackstone Venture may require the Company to record a significant increase to the Company's existing valuation allowance.

During 2015, the Company determined that a valuation allowance was required due to the loss before income taxes in 2015, combined with the Company's estimated reversal of future timing differences as of December 31, 2015. As a result, the Company has a valuation allowance of $121.6 million as of December 31, 2015. The valuation allowance reflects that our net operating losses will begin to expire in 2027, however, the Company would anticipate using tax planning strategies available to it in order to avoid a true expiration of those losses, should that issue arise.  If the Company continues its trend of increasing losses before income taxes, the valuation allowance may be increased in future periods.

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

The Company has recorded valuation allowances of $218.1 million and $89.5 million at December 31, 2016 and 2015, respectively, against its federal and state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration. The Company also recorded a valuation allowance against federal and state credits of $46.2 million and $32.1 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had $126.7 million, included in its net operating loss carryforward relating to restricted stock grants. Under ASC 718-10, this loss will be recorded in additional paid-in capital in the period in which the loss is effectively used to reduce taxes payable.

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

At December 31, 2016, the Company had gross tax affected unrecognized tax benefits of $29.1 million, which, if recognized, would result in an income tax benefit in accordance with ASC 805. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million at December 31, 2016. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2016 and prior years will significantly change in 2017.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Balance at January 1,	$30,236	$30,195
Additions for tax positions related to the current year	—	—
Additions for tax positions related to prior years	30	50
Reductions for tax positions related to prior years	(1,106)	(9)
Balance at December 31,	$29,160	$30,236

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

16.       Supplemental Disclosure of Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2016	2015	2014
Interest paid	$349,535	$360,960	$226,594
Income taxes paid	$2,047	$2,952	$2,746
Additions to property, plant and equipment and leasehold improvements
Property, plant and equipment and leasehold intangibles, net	$300,113	$448,682	$304,245
Accounts payable	33,534	(37,631)	—
Net cash paid	$333,647	$411,051	$304,245
Acquisitions of assets, net of related payables and cash received, net:
Cash and escrow deposits—restricted	$—	$—	$—
Prepaid expenses and other assets, net	—	(53,405)	(3,138)
Property, plant and equipment and leasehold intangibles, net	19,457	198,558	80,330
Other intangible assets, net	(7,300)	(7,294)	(23,978)
Accrued expenses	—	—	—
Long-term debt	—	(101,558)	7,795
Capital and financing lease obligations	—	155,230	—
Other liabilities	—	(315)	(20,568)
Net cash paid	$12,157	$191,216	$40,441
Proceeds from sale of assets, net:
Assets held for sale	$(289,452)	$—	$—
Prepaid expenses and other assets, net	(4,543)	25,780	—
Property, plant and equipment and leasehold intangibles, net	—	(82,953)	—
Capital and financing lease obligations	—	8,907	—
Other liabilities	3,281	(960)	—
Gain on sale of assets	(7,218)	—	—
Net cash received	$(297,932)	$(49,226)	$—
Formation of CCRC Venture:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$(729,123)
Investment in unconsolidated ventures	—	—	194,485
Other intangible assets, net	—	—	(56,829)
Other assets, net	—	—	(9,137)
Long-term debt	—	—	170,416
Capital and financing lease obligations	—	—	27,085
Refundable entrance fees and deferred revenue	—	—	413,761
Other liabilities	—	—	1,514
Net cash paid	$—	$—	$12,172
Formation of HCP 49 Venture:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$(525,446)
Investment in unconsolidated ventures	—	—	71,656
Long-term debt	—	—	(67,640)
Capital and financing lease obligations	—	—	538,355
Other liabilities	—	—	(9,034)
Net cash paid	$—	$—	$7,891

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Capital and financing leases:
Property, plant and equipment and leasehold intangibles, net	$—	$26,644	$27,100
Other intangible assets, net	—	(5,202)	—
Capital and financing lease obligations	—	(23,738)	(27,100)
Other liabilities	—	2,296	—
Net	$—	$—	$—
Master Lease amendment:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$385,696
Other intangible assets, net	—	—	(174,012)
Capital and financing lease obligations	—	—	(217,022)
Other liabilities	—	—	5,338
Net	$—	$—	$—
Assets designated as held for sale:
Property, plant and equipment and leasehold intangibles, net	$(262,711)	$(113,592)	$—
Assets held for sale	278,675	110,620	—
Prepaid expenses and other current assets	(3,195)	—	—
Goodwill	(28,568)	(12,200)	—
Asset impairment	15,799	15,172	—
Net	$—	$—	$—
Contribution to CCRC venture:
Property, plant and equipment	$—	$(25,717)	$—
Investment in unconsolidated ventures	—	7,422	—
Long-term debt	—	18,295	—
Net	$—	$—	$—

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

18.       Segment Information

As of December, 31, 2016 the Company has five reportable segments:  Retirement Centers; Assisted Living; CCRCs – Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

CCRCs - Rental.  The Company's CCRCs - Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units. As of December 31, 2016, 2015 and 2014 the CCRCs - Rental segment also includes three entry fee CCRCs.

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

Brookdale Ancillary Services. The Company's Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services, as well as education and wellness programs, provided to residents of many of the Company's communities and to seniors living outside of the Company's communities. The Brookdale Ancillary Services segment does not include the inpatient therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs - Rental and CCRCs - Entry Fee segments.

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

The following table sets forth selected segment financial and operating data (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Retirement Centers(1)	$679,503	$657,940	$582,312
Assisted Living(1)	2,419,459	2,445,457	1,685,563
CCRCs - Rental(1)	592,826	604,572	493,173
CCRCs - Entry Fee(1)	—	—	202,414
Brookdale Ancillary Services(1)	476,833	469,158	337,835
Management Services(2)	808,359	783,481	530,409
	$4,976,980	$4,960,608	$3,831,706
Segment Operating Income(3):
Retirement Centers	$294,530	$285,257	$248,883
Assisted Living	876,817	877,303	608,489
CCRCs - Rental	133,409	150,495	121,661
CCRCs - Entry Fee	—	—	48,433
Brookdale Ancillary Services	64,463	75,210	63,463
Management Services	70,762	60,183	42,239
	1,439,981	1,448,448	1,133,168
General and administrative (including non-cash stock-based compensation expense)	313,409	370,579	280,267
Transaction costs	3,990	8,252	66,949
Facility lease expense:
Retirement Centers	120,272	114,738	98,321
Assisted Living	193,670	197,452	162,575
CCRCs - Rental	51,727	47,937	51,523
CCRCs - Entry Fee	—	—	4,362
Brookdale Ancillary Services	—	—	890
Corporate and Management Services	7,966	7,447	6,159
Depreciation and amortization:
Retirement Centers	94,049	104,063	86,188
Assisted Living	308,639	489,933	317,918
CCRCs - Rental	66,431	87,754	60,175
CCRCs - Entry Fee	—	—	37,524
Brookdale Ancillary Services	4,075	7,451	4,764
Corporate and Management Services	47,208	43,964	30,466
Asset impairment	248,515	57,941	9,992
Loss on facility lease termination	11,113	76,143	—
Income (loss) income from operations	$(31,083)	$(165,206)	$(84,905)

Total interest expense:
Retirement Centers	$56,827	$58,397	$41,906
Assisted Living	249,449	250,116	140,001
CCRCs - Rental	39,824	39,502	28,418
CCRCs - Entry Fee	—	—	7,530
Brookdale Ancillary Services	1,461	1,354	823
Corporate and Management Services	38,056	39,395	29,510
	$385,617	$388,764	$248,188

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Retirement Centers	$59,978	$161,986	$76,285
Assisted Living	156,732	220,893	107,037
CCRCs - Rental	37,800	54,864	42,412
CCRCs - Entry Fee	—	—	36,575
Brookdale Ancillary Services	1,576	4,061	1,805
Corporate and Management Services	44,027	6,878	40,131
	$300,113	$448,682	$304,245

	As of December 31,
	2016	2015
Total assets:
Retirement Centers	$1,452,546	$1,556,169
Assisted Living	5,831,434	6,354,415
CCRCs - Rental	935,389	1,037,384
Brookdale Ancillary Services	280,530	292,540
Corporate and Management Services	717,788	808,056
	$9,217,687	$10,048,564

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization).

19.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2016 and 2015 (in thousands, except per share amounts):

	For the Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$1,263,156	$1,258,830	$1,246,126	$1,208,868
Asset impairment	3,375	4,152	19,111	221,877
Income (loss) from operations	41,354	58,287	47,645	(178,369)
Income (loss) before income taxes	(47,152)	(35,368)	(47,569)	(269,169)
Net income (loss)	(48,817)	(35,491)	(51,728)	(268,600)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(48,775)	(35,450)	(51,685)	(268,487)
Weighted average basic and diluted income (loss) per share	$(0.26)	$(0.19)	$(0.28)	$(1.45)

	For the Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$1,247,881	$1,238,184	$1,238,841	$1,235,702
Asset impairment	—	—	—	57,941
Income (loss) from operations	(116,873)	(43,123)	3,663	(8,873)
Income (loss) before income taxes	(208,997)	(137,400)	(99,132)	(104,835)
Net income (loss)	(130,709)	(84,807)	(68,336)	(174,303)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(130,451)	(84,547)	(68,220)	(174,259)
Weighted average basic and diluted income (loss) per share	$(0.71)	$(0.46)	$(0.37)	$(0.94)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016
(In thousands)

			Additions
Description	Balance at beginning of period	Acquisition of Emeritus	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$17,728	$11,087	$20,509		$771		$(23,594)		$26,501
Year ended December 31, 2015	$26,501	$—	$25,132		$2,135		$(27,298)		$26,470
Year ended December 31, 2016	$26,470	$—	$30,632		$2,680		$(32,738)		$27,044

Deferred Tax Valuation Allowance:
Year ended December 31, 2014	$72,366	$1,002	$—		$—		$(64,155	)(1)	$9,213
Year ended December 31, 2015	$9,213	$—	$111,797	(2)	$592	(2)	$—		$121,602
Year ended December 31, 2016	$121,602	$—	$142,862	(3)	$—		$(159	)(4)	$264,305

(1)  Adjustment to reverse valuation allowance for federal and state net operating losses of $(64,155).
(2)  Adjustment to valuation allowance for federal and state net operating losses and federal credits of $81,968 and $30,421, respectively.
(3)  Adjustment to valuation allowance for federal and state net operating losses and federal credits of $128,931 and $13,931, respectively.
(4)  Prior year adjustment related to state valuation allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussions under the headings "Proposal Number One—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders. Pursuant to General Instruction G(3), certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" appearing after Item 1 of Part I of this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, both of which are available on our website at www.brookdale.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the discussions under the headings "Compensation of Directors" and "Compensation of Executive Officers" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

The following table provides certain information as of December 31, 2016 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	—	—	4,556,638
Equity compensation plans not approved by security holders(3)	—	—	70,521
Total	—	—	4,627,159

(1)
As of December 31, 2016, an aggregate of 3,945,855 shares of unvested restricted stock and 10,348 vested restricted stock units were outstanding under our 2014 Omnibus Incentive Plan, and an aggregate of 662,332 shares of unvested restricted stock and 6,850 vested restricted stock units were outstanding under our Omnibus Stock Incentive Plan.  Such shares of restricted stock and restricted stock units are not reflected in the table above. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards and other stock-based awards.

(2)
The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 3,532,466 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan and 1,024,172 shares remaining available for future issuance under our Associate Stock Purchase Plan.

(3)
Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each non-employee/non-consultant director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading "Proposal Number Two—Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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

BROOKDALE SENIOR LIVING INC.

By:	/s/ T. Andrew Smith
Name:	T. Andrew Smith
Title:	President and Chief Executive Officer
Date:	February 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Decker	Executive Chairman of the Board	February 14, 2017
Daniel A. Decker

/s/ T. Andrew Smith	President, Chief Executive Officer and Director	February 14, 2017
T. Andrew Smith	(Principal Executive Officer)

/s/ Lucinda M. Baier	Chief Financial Officer	February 14, 2017
Lucinda M. Baier	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 14, 2017
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Frank M. Bumstead	Director	February 14, 2017
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 14, 2017
Jackie M. Clegg

/s/ Jeffrey R. Leeds	Director	February 14, 2017
Jeffrey R. Leeds

/s/ Mark J. Parrell	Director	February 14, 2017
Mark J. Parrell

/s/ William G. Petty, Jr.	Director	February 14, 2017
William G. Petty, Jr.

/s/ James R. Seward	Director	February 14, 2017
James R. Seward

/s/ Lee S. Wielansky	Director	February 14, 2017
Lee S. Wielansky

EXHIBIT INDEX

Exhibit No.	Description
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

10.1.5
Fourth Amendment to Amended and Restated Master Lease and Security Agreement and Amendment to Guaranty, dated as of November 18, 2016, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor. ††

10.1.6
Fifth Amendment to Amended and Restated Master Lease and Security Agreement and Amendment to Guaranty, dated as of November 18, 2016, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor. ††

10.1.7
Sixth Amendment to Amended and Restated Master Lease and Security Agreement, dated as of November 18, 2016, by and among HCP, Inc. and the other lessors named therein and Emeritus Corporation and the other lessees named therein and reaffirmed and consented to by the Company as guarantor.

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

10.16.1
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2009 (File No. 001-32641)) (the "Omnibus Stock Incentive Plan").*

10.16.2
First Amendment to the Omnibus Stock Incentive Plan effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2009 (File No. 001-32641)).*

10.17
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.18
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.19
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.20
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.21
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.22
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.23
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.24
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.25
Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2014 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.26
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.27
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.28
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.29
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.30
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.31
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.32
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.33
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.34
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for New Directors) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.35
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of October 1, 2015, by and between the Company and Daniel A. Decker (Time-Vesting) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-32641)).*

10.36	Restricted Share Agreement under the Omnibus Incentive Plan, dated as of November 7, 2016, by and between the Company and Daniel A. Decker (Time-Vesting).*
10.37	Restricted Share Agreement under the Omnibus Incentive Plan, dated as of November 7, 2016, by and between the Company and Daniel A. Decker (Performance-Vesting).*
10.38
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32641)).*

10.39
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.40.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.40.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.41.1
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.41.2
Amendment No. 1 to Severance Pay Policy, Tier I, adopted by the Company on April 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.41.3
Amendment No. 2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-32641)).*

10.42.1
Employment Agreement, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.42.2
Amendment No. 1 to Employment Agreement dated as of April 23, 2015 by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.43
Restricted Share Agreement (Time-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.44
Restricted Share Agreement (Performance-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.45
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (2-Year Performance-Vesting) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.46
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (3-Year Cliff Vesting) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.47.1
Offer Letter Agreement by and between the Company and Labeed Diab (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 12, 2016 (File no. 001-32641)).*

10.47.2
Addendum to Offer Letter dated April 6, 2016 between the Company and Labeed S. Diab (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2016 (File No. 001-32641)).*

10.48.1
Offer Letter Agreement by and between the Company and Lucinda Baier (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-32641)).*

10.48.2
Addendum to Offer Letter dated April 6, 2016 between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 12, 2016 (File No. 001-32641)).*

10.49.1
Severance Letter Agreement dated November 16, 2015, by and between the Company and Mary Sue Patchett (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-32641)).*

10.49.2	Severance Letter Agreement dated December 20, 2016 by and between the Company and Mary Sue Patchett.*
10.50	Letter Agreement dated as of November 7, 2016 by and between the Company and Daniel A. Decker.*
10.51	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.52
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.53
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