Form 10-K/A
period 2016-12-31
Brookdale Senior Living Inc.
filed 2017-05-01
CIK 1332349

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

As of April 24, 2017, 186,199,291 shares of the registrant’s common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2016

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Brookdale Senior Living Inc. (“Brookdale,” the “Company,” “we,” or “our”) for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2017 (the “Original Filing”).

We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. The reference on the cover page of the Original Filing to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below, the updates to the List of Exhibits and Index to Exhibits, and the note that a Form 10-K summary is not included pursuant to Item 16, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information Concerning Directors
The Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire at the annual meetings of stockholders to be held in 2017, 2019 and 2018, respectively. Set forth below is certain biographical information for our directors. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for a description of securities beneficially owned by our directors.

Name	Age	Position with Brookdale	Class
Daniel A. Decker	64	Executive Chairman of the Board	Class I
T. Andrew Smith	57	President, Chief Executive Officer and Director	Class I
Frank M. Bumstead	75	Director	Class I
Jackie M. Clegg	55	Director	Class II
Jeffrey R. Leeds	71	Director	Class III
Mark J. Parrell	50	Director	Class III
William G. Petty, Jr.	71	Director	Class II
James R. Seward	64	Director	Class II
Lee S. Wielansky	65	Director	Class III

Daniel A. Decker has been investing in the senior living industry for more than 25 years. He joined our Board of Directors in October 2015 as Non-Executive Chairman of the Board, and was appointed as Executive Chairman of the Board effective November 1, 2016. Mr. Decker is the President and owner of CoastWood Senior Housing Partners, LLC, an investment firm specializing in seniors housing and related services, which he founded in 2006. In January 2013, CoastWood joined with KKR and Beecken Petty O'Keefe & Company to acquire the operations of Sunrise Senior Living, one of the leading operators of assisted living properties in the United States. The group sold its interest in Sunrise in 2014. Prior to forming CoastWood, Mr. Decker was a partner from 1990 to 2006 at The Hampstead Group, LLC, a private equity firm with a focus on real estate related, operating intensive businesses such as lodging and seniors housing. Mr. Decker was an attorney at the law firm of Decker, Hardt, Kopf, Harr, Munsch & Dinan (now known as Munsch Hardt Kopf & Harr, P.C.) from 1985 to 1990, which he co-founded in 1985, and was an attorney at Winstead PC from 1980 to 1985. Mr. Decker served on the Boards of Directors of Sentio Healthcare Properties, Inc. (a public, non-listed REIT) from March 2013 until September 2015, during which time he served as a member of the Investment Committee, and Health Care REIT, Inc. from October 2011 until August 2012, during which time he served as a member of the Audit, Investment, Nominating/Corporate Governance and Planning Committees. Mr. Decker also has served on the Boards of Directors of several other public companies, including Omega Healthcare Investors, Inc. (where he served as Executive Chairman and then as Chairman of the Board), Bristol Hotel Company, Wyndham Hotel Company and the Forum Group. Mr. Decker earned his Bachelor of Science in Business Administration degree in economics from the University of Missouri-Columbia, and his J.D. from the University of Missouri-Kansas City. Mr. Decker’s significant experience in the senior living and real estate industries, as well as his extensive strategic, investment and transactional experience, led to the conclusion that he should serve as a member of the Board of Directors.
T. Andrew Smith has over 25 years of experience in seniors housing, mergers and acquisitions, real estate and capital markets transactions, corporate finance and healthcare. Mr. Smith has served as our Chief Executive Officer since February 2013, as our President since March 2016, and as a member of our Board of Directors since June 2014. From October 2006 to February 2013, Mr. Smith served as our Executive Vice President, General Counsel and Secretary. In addition to his role in managing our legal affairs, Mr. Smith was responsible for the management and oversight of our corporate development functions (including acquisitions and expansion and development activity); corporate finance

(including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management. Prior to joining Brookdale, Mr. Smith served as a member of Bass, Berry & Sims PLC's corporate and securities group and as chair of the firm's healthcare group. During his tenure at Bass, Berry & Sims (1985 to 2006), Mr. Smith represented American Retirement Corporation as outside General Counsel. He currently serves as a member of the board of directors of the Nashville Health Care Council, Argentum and the National Investment Center for the Seniors Housing & Care Industry (NIC) and as a member of the executive board of the American Seniors Housing Association (ASHA). Mr. Smith’s knowledge of the senior housing industry and his experience as our Chief Executive Officer, and previously as our Executive Vice President, General Counsel and Secretary, led to the conclusion that he should serve as a member of the Board of Directors.
Frank M. Bumstead has over 40 years’ experience in the field of business and investment management and financial and investment advisory services. He also has represented buyers and sellers in a number of merger and acquisition transactions, including the sale of CMT (now a nationwide cable network) from its previous owners to Gaylord Entertainment, Inc. Mr. Bumstead is the chairman and a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents artists, songwriters and producers in the music industry as well as athletes and other high net worth clients. He has been with the firm since 1989. From 1993 to December 1998, Mr. Bumstead served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., an investment advisor registered under the Investment Company Act of 1940. Mr. Bumstead joined our Board of Directors in August 2006 and is an independent director. Prior to our acquisition of ARC, Mr. Bumstead served as the Lead Director of ARC, where he had served as a member of the board of directors for 11 years. He served in 2015 as Chairman of the board of directors of the Country Music Association and is also Vice Chairman of the board of directors and Chairman of the Finance and Investment Committee of the Memorial Foundation, Inc., a charitable foundation. He also currently serves on the board of directors of Nashville Wire Products, Inc. Mr. Bumstead has also served as a director and as a member of the Audit Committee of Syntroleum Corporation. He also has previously served on the boards of the Dede Wallace Center, The American Red Cross, ECA, Inc., American Constructors, Inc., American Fine Wire, Inc., Junior Achievement of Nashville, and Watkins Institute. In addition, he previously served as a member of the board of advisors of United Supermarkets of Texas, LLC and was Chairman of its Finance and Audit Committee. Mr. Bumstead received a B.B.A. degree from Southern Methodist University and a Masters of Business Management from Vanderbilt University’s Owen School of Management. Mr. Bumstead’s experience in business management and as a director of several public companies, along with his knowledge of the senior housing industry (through his prior service as a director of ARC), led to the conclusion that he should serve as a member of the Board of Directors.
The Honorable Jackie M. Clegg brings robust transactional and financial experience, along with expertise in corporate governance and public policy, through her work as a strategic consultant, in government service and as a director of a number of public companies. Ms. Clegg joined Brookdale’s Board of Directors in November 2005 as an independent director. Ms. Clegg founded the strategic consulting firm Clegg International Consultants, LLC, and has served as its Managing Partner since 2001. Ms. Clegg was nominated by the President of the United States and confirmed by the U.S. Senate to serve as the Vice Chair of the Board of Directors and First Vice President of the Export-Import Bank of the United States, the official export credit institution of the United States of America, serving from June 1997 through July 2001, and served as Chief Operating Officer from January 1999 to September 2000. In her role with the Export-Import Bank, Ms. Clegg had direct supervisory responsibilities for the financial operations of the Export-Import Bank and was responsible for financing more than $50 billion in U.S. exports and a portfolio of $65 billion, budgeting decisions for the Export-Import Bank’s operational and program budgets and opening Export-Import Bank programs in several countries. Ms. Clegg also served as chair of the Loan and Audit Committees of the Board of Directors and as chair of the Budget Task Force and the Technology and Pricing Committees of the Export-Import Bank. Ms. Clegg had previously served as the Chief of Staff and Special Assistant to the Chairman of the Export-Import Bank from April 1993 through June 1997. Prior to her Export-Import Bank service, Ms. Clegg worked in the U.S. Senate, focusing on international finance and monetary policy, national security and foreign affairs. She was the principal staff member on the U.S. Senate Committee on Banking, Housing and Urban Affairs Subcommittee on International Finance & Monetary Policy. She was responsible for developing strategy and for drafting legislation, including changes to the Export Administration Act, the Credit Reform Act, the Defense Production Act and Fair Trade in Financial Services legislation, among others. She also served as an associate staff member for the Senate Appropriations Committee for approximately ten years. Ms. Clegg also draws on her significant experience in service on the boards of directors of public companies and private organizations. She currently serves on the board of directors and chairs the Audit Committee of the Public Welfare Foundation. She has previously served as a director of IPC Holdings, Ltd., a company that provided property casualty catastrophe insurance coverage, and Blockbuster, Inc., which had over 6,500 retail locations. Additionally, she served as a director of CME Group Inc. (the parent company of the Chicago Mercantile Exchange), the Chicago Board of Trade, Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc. She previously chaired the Nominating and Corporate Governance Committees of Blockbuster, Inc., IPC Holdings, Ltd. and Cardiome Pharma Corp. and the Audit Committees of the IPC Holdings, Ltd.,

Chicago Board of Trade, Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc. She has also chaired and served on numerous special committees overseeing mergers, acquisitions, and financing transactions and has helped companies through the IPO process. Based on her current and former positions and directorships, Ms. Clegg has gained significant financial, corporate governance, public policy, infrastructure, and real estate experience. Ms. Clegg’s extensive transactional and financial experience, as well as her experience in the public sector and as a director of numerous public companies (including her service as chairman of the foregoing standing and special committees) led to the conclusion that she should serve as a member of the Board of Directors.
Jeffrey R. Leeds is a financial services industry veteran with extensive experience in mergers, acquisitions and dispositions, capital markets and public company management. Mr. Leeds retired as Executive Vice President and Chief Financial Officer of GreenPoint Financial Corporation and GreenPoint Bank in October 2004, having served since January 1999. Prior to that, he was Executive Vice President, Finance and Senior Vice President and Treasurer of GreenPoint. Prior to GreenPoint, Mr. Leeds was with Chemical Bank for 14 years, having held positions as Head of Asset and Liability Management, Proprietary Trading and Chief Money Market Economist. Mr. Leeds has been an independent member of Brookdale’s Board of Directors since November 2005 and served as Non-Executive Chairman of the Board from June 2012 through September 2015. He previously served as a director and chair of the Audit Committee of Och-Ziff Capital Management Group LLC and as a director and Audit Committee member of United Western Bancorp. Mr. Leeds received a B.A. in economics from the University of Michigan and an MBA and M.Ph. from Columbia University. Mr. Leeds’ experience as an executive and principal financial officer, along with his extensive financial industry and transactional expertise, led to the conclusion that he should serve as a member of the Board of Directors.
Mark J. Parrell brings to Brookdale over 20 years of real estate, capital markets, mergers and acquisitions and investment experience. He has served as the Executive Vice President and Chief Financial Officer of Equity Residential, the largest United States apartment real estate investment trust, since October 2007. Mr. Parrell was Senior Vice President and Treasurer of Equity Residential from August 2005 to October 2007, and served in various roles in the company’s finance group since September 1999. He served as the Chair of the Finance Committee of the National Multifamily Housing Council in 2015 to 2016 and is a member of the Urban Land Institute. Mr. Parrell is a member of the B.B.A. Advisory Board for the Ross School of Business at the University of Michigan, his alma mater. Mr. Parrell joined our Board of Directors in April 2015 and is an independent director. He served as a director of Aviv REIT, Inc. from March 2013 until it was acquired on April 1, 2015. Mr. Parrell holds a B.B.A. from the University of Michigan and a J.D. from the Georgetown University Law Center. Mr. Parrell’s extensive real estate, capital markets, mergers and acquisitions and investment experience, including his experience as the principal financial officer of an S&P 500 REIT, led to the conclusion that he should serve as a member of the Board of Directors. On April 10, 2017, Mr. Parrell submitted notice that he will resign from the Board of Directors effective at the close of business on July 24, 2017 (the currently scheduled date of our 2017 annual meeting of stockholders) to dedicate more time to other professional commitments.
William G. Petty, Jr. brings to Brookdale nearly 30 years of experience in the healthcare services industry, as well as extensive operational, investment and transactional experience in the senior living industry, and a robust background in finance. He joined Brookdale’s Board of Directors in December 2014 and is an independent director. Mr. Petty is a partner of Beecken Petty O'Keefe & Company, a private equity management firm he co-founded in 1996, which currently has approximately $1.3 billion under management. Mr. Petty’s prior leadership experience includes service as Chairman of the Board of Directors of Sunrise Senior Living, Inc. from January 2013 to April 2014; as Chief Executive Officer of Alternative Living Services, Inc./Alterra Healthcare Corporation from 1993 to 1996 and as its Chairman from 1993 to 2000; as Chairman, President and Chief Executive Officer of Evergreen Healthcare, Inc. and as a director of that company’s publicly-traded successors (GranCare, Inc. and Mariner Health Care Inc.); and as a director and member of the executive committee of Forum Group, Inc. In 1985, he co-founded Omega Capital Ltd., a private investment fund focused on the healthcare industry, which formed Omega Healthcare Investors, Inc., a healthcare REIT, during his tenure as managing director. In addition, he has served on the boards of directors of several Beecken Petty portfolio companies. Mr. Petty received a B.S. in Business Administration from the University of Illinois. Mr. Petty’s significant executive experience in the senior living and healthcare services industries, as well as his extensive operational, investment and transactional experience, led to the conclusion that he should serve as a member of the Board of Directors.
James R. Seward has extensive experience in senior management and oversight in the investment sector, including significant experience in mergers and acquisitions and capital markets transactions. Mr. Seward is a Chartered Financial Analyst and, since 2000, has been a private investor. Previously, Mr. Seward was Executive Vice President, Chief Financial Officer, and director of Seafield Capital Corporation, a publicly-traded investment holding company. In that capacity, Mr. Seward also served as a director and as a member of the executive committee of LabOne, a provider of health screening and risk assessment services to life insurance companies and clinical diagnostic testing services to healthcare providers, until LabOne was sold to Quest Diagnostics in 2005. Mr. Seward also previously served as Chief

Executive Officer and President of SLH Corporation, a spin-off of Seafield Capital Corporation. Mr. Seward joined our Board of Directors in November 2008 and is an independent director. He also currently serves as Chairman of the Board of Trustees and as a member of the Audit Committee of RBC Funds, a registered investment company. He previously served as a director of ARC and has also served as a member of the board of directors and Audit Committee of Syntroleum Corporation. Mr. Seward received a Bachelor of Arts degree from Baker University, a Masters in Public Administration, City Management from the University of Kansas and a Masters in Business Administration, Finance from the University of Kansas. Mr. Seward’s experience and credentials in investing and finance, along with his knowledge of both the senior housing industry (through his prior service as a director of ARC) and the health care industry (through his prior service as a director of LabOne), led to the conclusion that he should serve as a member of the Board of Directors.
Lee S. Wielansky has more than 40 years of commercial real estate investment, management and development experience. Mr. Wielansky currently serves as Chairman and CEO of Midland Development Group, Inc., which was re-started in 2003 and focuses on the development of retail properties in the mid-west and southeast, and as Chairman and CEO of Opportunistic Equities, which specializes in low income housing. Mr. Wielansky was previously President and CEO of JDN Development Company, Inc., which was a wholly-owned subsidiary of JDN Realty Corporation, a publicly-traded REIT with more than $1 billion in assets that was acquired by Developers Diversified Realty Corporation. Before joining JDN, he served as Managing Director – Investments of Regency Centers Corporation, a publicly-traded REIT and a leading owner, operator and developer of shopping centers in the United States, which in 1998 acquired Midland Development Group, a retail properties development company co-founded by Mr. Wielansky in 1983. Mr. Wielansky joined our Board of Directors in April 2015 and is an independent director. He also serves as Lead Trustee of Acadia Realty Trust, a publicly-traded REIT focused on the ownership, acquisition, redevelopment and management of commercial retail properties in the United States, is a director of Isle of Capri Casinos, Inc., and served as a director of Pulaski Financial Corp. from 2005 to 2016. He also serves on the Foundation board of Barnes Jewish Hospital (BJC). Mr. Wielansky received a bachelor's degree in Business Administration, with a major in Real Estate and Finance, from the University of Missouri – Columbia, where he is currently a member of the Strategic Development Board of the college of business. Mr. Wielansky’s real estate investment, management and development experience, as well as his service as a director of several public companies, led to the conclusion that he should serve as a member of the Board of Directors.
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
Audit Committee
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee’s functions include:

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
The Audit Committee is currently chaired by Mr. Seward and also consists of Ms. Clegg and Messrs. Leeds and Parrell. All members are “independent” directors as defined under the listing standards of the NYSE and under section 10A(m)(3) of the Exchange Act. The Board of Directors has determined that each of the current members of the Audit

Committee is an “audit committee financial expert” as defined by the rules of the SEC. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.
Corporate Governance
The role of the Board of Directors is to ensure that Brookdale is managed for the long-term benefit of our stockholders. To fulfill this role, the Board of Directors has adopted corporate governance principles designed to assure compliance with all applicable corporate governance standards. In addition, the Board of Directors is informed regarding Brookdale’s activities and periodically reviews, and advises management with respect to, Brookdale’s annual operating plans and strategic initiatives.
The Board of Directors has adopted Corporate Governance Guidelines. The Board of Directors has also adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller. These guidelines and codes are available on our website at www.brookdale.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.
Changes to Procedures for Stockholder Nominations of Directors
On March 5, 2017, the Board of Directors approved and adopted amendments to our Amended and Restated Bylaws that, among other things, include an adjustment to the time period during which stockholders, who comply with the requirements set forth in our Amended and Restated Bylaws, may submit director nominations to be considered at an annual meeting of stockholders if the date of the annual meeting is more than 25 days before or after the anniversary date of the prior year's annual meeting. As amended, our Amended and Restated Bylaws provide that if the date of the annual meeting is more than 25 days before or after the anniversary date of the prior year's annual meeting, a stockholder's notice of nomination pursuant to the advance notice provisions must be received at our principal executive offices not earlier than the close of business on the 90th day prior to the annual meeting and not later than the close of business on the later of the 60th day prior to the annual meeting or the tenth day following the day on which the date of the annual meeting is announced.
On March 6, 2017, we announced that the Board of Directors has scheduled our 2017 annual meeting of stockholders for July 24, 2017, which represents a change of more than 25 days from the anniversary date of our 2016 annual meeting of stockholders held on June 13, 2016. As a result, the deadlines for stockholders to submit proposals and nominations of directors as set forth in our definitive proxy statement for our 2016 annual meeting of stockholders are no longer effective.
Under our Amended and Restated Bylaws, in order for stockholder proposals, including director nominations, to be presented at our 2017 annual meeting of stockholders (other than by means of inclusion in the proxy materials under Rule 14a-8 under the Exchange Act as described below), we must have received proper notice at our principal executive offices not earlier than the close of business on April 25, 2017 and not later than the close of business on May 25, 2017, addressed to the Secretary of the Company at "Attention: Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027".
The notice must include all of the information required by our Amended and Restated Bylaws, including setting forth as to each person whom the stockholder proposes to nominate for election as a director, the person's name, age, business and residence address, the person's principal occupation or employment, and the class or series and number of shares of capital stock of Brookdale that are owned beneficially or of record by the person. The notice must also set forth the name and record address of the stockholder, the class or series and number of shares of capital stock of Brookdale that the stockholder beneficially owns or owns of record, a description of all arrangements or understandings between the stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by the stockholder and a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in the notice. In addition, the notice must include any other information relating to the stockholder or to the proposed nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors under Section 14 of the Exchange Act and the rules and regulations thereunder and must also be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected. If the Chairman of the Board determines that a nomination was not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded. A person must own of record shares of Brookdale stock on the date that he or she sends the notice to Brookdale under the procedures above for the nomination to be valid under our Amended and Restated Bylaws.
Stockholder proposals intended for inclusion in our definitive proxy statement for the 2017 annual meeting of stockholders pursuant to Rule 14a-8 under the Exchange Act must have been received at our principal executive offices no later than March 27, 2017 (which we believe is a reasonable time before we begin to print and send our proxy materials), addressed to the Secretary of the Company at "Attention: Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027."

Executive Officers
Certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" appearing after Item 1 of Part I of the Original Filing.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. We reviewed copies of the forms received by us or written representations from certain reporting persons that they were not required to file these forms. Based solely on that review, we believe that during the fiscal year ended December 31, 2016, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them.

Item 11.    Executive Compensation.
COMPENSATION OF EXECUTIVE OFFICERS
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the compensation of the following named executive officers:

Named Executive Officers
T. Andrew Smith	President and Chief Executive Officer
Labeed S. Diab	Chief Operating Officer
Lucinda M. Baier	Chief Financial Officer
Bryan D. Richardson	Executive Vice President and Chief Administrative Officer
Mary Sue Patchett	Executive Vice President, Community Operations
Mark W. Ohlendorf	Former President
Mr. Ohlendorf stepped down from his role as President effective March 18, 2016. On such date, Mr. Smith was appointed to the additional role of President. Mr. Ohlendorf’s separation was considered to be a termination by us without cause pursuant to the terms of applicable compensatory plans and agreements.
Compensation Practices–Highlights

What We Do	What We Do Not
– Pay for Performance – A significant portion of our NEOs’ target direct compensation is awarded in the form of variable, at-risk compensation.	– No Above Median Benchmarking – We do not benchmark target compensation above the median of our peer group.
– Caps on Payouts – We cap payouts under our annual cash incentive plan and long term incentive awards (no additional shares beyond target performance).
– No Excessive Guaranteed Compensation – Our annual cash incentive plan and our performance-based restricted stock awards do not have minimum guaranteed payout levels, and therefore this compensation is “at risk.”

– Preserving Tax Deductibility – We structure incentive compensation opportunities with the intent that they will qualify as performance-based compensation under Section 162(m) of the Code to the extent possible.
– No Tax Gross Ups – We do not provide tax gross-ups, except in the limited circumstance of certain re-location expenses.
– Long-Term Equity – We promote retention of NEOs with 4-year time-based restricted stock and performance-based restricted stock with a 3-year and 4-year performance period.	– No Excessive Perquisites – We do not provide excessive perquisites or other benefits.
– Annual Say on Pay – We annually conduct a “say-on-pay” advisory vote (rather than on a less frequent basis) to solicit our stockholders’ views on our executive compensation programs.	– No Defined Benefit Plans – We do not offer pensions or supplemental executive retirement plans (SERPs).

– Stock Ownership and Retention Guidelines – We maintain robust stock ownership and retention guidelines (5x base salary for the CEO; 4x base salary for the COO and CFO; 3x base salary/cash retainer for the other NEOs and directors).

– No Pledging or Hedging – Our insider trading policy prohibits executive officers and directors from pledging shares or engaging in short-sale, hedging, or other derivative transactions involving our securities.

– Independent Committee and Consultant – The Committee is comprised solely of independent directors, and it retains F.W. Cook as its independent compensation consultant.	– No Stock Options – We have never granted stock options.
Overview of Compensation Process
The Compensation Committee (the “Committee”) administers our executive compensation program, including overseeing our compensation plans and policies, performing an annual review of executive compensation plans, and reviewing and approving all decisions regarding the compensation of executive officers. At the request of the Committee, our Chief Executive Officer and certain of our other executive officers participate in Committee meetings (excluding executive sessions of the Committee and when their own compensation is determined) and assist the Committee by, for example, providing information to the Committee and making recommendations regarding our compensation program and levels. Our Chief Executive Officer recommends to the Committee the compensation of our other executive officers, subject to the Committee’s ultimate authority and responsibility for determining the form and amount of executive compensation.
At our 2016 annual meeting of stockholders, 90% of the votes cast on the annual vote to approve the compensation of our named executive officers (referred to as “say-on-pay”) supported our executive compensation program. The Committee believes this vote provided positive affirmation of our stockholders’ support of our executive compensation approach and provided assurance that the program is reasonable and well-aligned with stockholder expectations. The Committee values the opinions expressed by stockholders in the annual say-on-pay vote and considers the outcomes of such votes when making executive compensation decisions.
Executive Officer Compensation Philosophy and Objectives
Our executive compensation program is designed to reward performance, align executives’ interests with those of our stockholders, retain key executives responsible for our success and, as needed, attract new executives. To accomplish these objectives, we intend to provide compensation that is competitive externally, fair internally, and tied to performance.
Our executive compensation program consists of these key elements:

•
Base Salary—To attract and retain our key executives, we provide a base salary that reflects the level and scope of responsibility, experience and skills of an executive, as well as competitive market practices.

•
Annual Cash Incentive Opportunity—The purpose of the annual cash incentive opportunity is to motivate and reward executives for their contributions to our performance through the opportunity to receive annual cash compensation based on the achievement of company and individual performance objectives for the year. The Committee intends to set targets that are challenging, but generally based on the Company’s business and operating plans so as to avoid encouraging excessive risk-taking.

•
Long-Term Incentive Compensation—The purpose of long-term incentive compensation is to align executives’ long-term goals with those of our stockholders. The Committee has utilized a mix of time- and performance-based restricted stock as the forms of long-term incentive compensation awarded to our executives. The Committee believes that the use of restricted stock appropriately aligns the interests of our executives with those of our stockholders and encourages employees to remain with the Company.

Market Data Review
Competitive market practices, including those of a self-selected peer group, are one of many factors the Committee considers in making executive compensation decisions. The Committee reviews market data to provide an external frame of reference on range and reasonableness of our compensation levels and practices, but not as a primary or determinative factor. The Committee’s objective is, over the long-term, to target executive compensation at or slightly below the median of our peer group for comparable positions, with potential upside opportunity if supported by company financial and operating performance.
The Committee engaged F.W. Cook & Co., Inc. (“F.W. Cook”) in 2016 to review and, if advisable, recommend updates to, the peer group used by the Committee for reviewing our executive compensation program, and to conduct an independent market analysis using that peer group. The peer group used for 2016 executive compensation decisions remained unchanged from the prior year and included 18 companies in the health care facilities, healthcare services, managed healthcare, healthcare REIT, hospitality and restaurant industries. The companies contained in the peer group were chosen to be reflective of our levels of revenue, market capitalization and enterprise value, and number of employees. The peer group was comprised of the following companies:

2016 Compensation Peer Group
Centene Corporation	Omnicare, Inc.
Community Health Systems, Inc.	Quest Diagnostics Incorporated
Darden Restaurants, Inc.	Select Medical Holdings Corporation
HealthSouth Corporation	Starwood Hotels & Resorts Worldwide, Inc.
Hyatt Hotels Corporation	Tenet Healthcare Corporation
Kindred Healthcare, Inc.	The Ensign Group, Inc.
Laboratory Corporation of America Holdings	Universal Health Services, Inc.
LifePoint Health, Inc.	Welltower Inc.
National HealthCare Corporation	Wyndham Worldwide Corporation
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
Annual Risk Assessment
In accordance with its charter, the Committee conducts an assessment annually of the relationship between our risk management policies and practices, corporate strategy and our compensation arrangements. As part of this assessment, the Committee evaluates whether any incentive and other forms of pay encourage unnecessary or excessive risk taking. For our 2016 executive compensation program, the Committee concluded that the program, including the performance goals and targets used for incentive compensation, is appropriately structured not to encourage unnecessary or excessive risk taking.
2016 Named Executive Officer Compensation Decisions
When considering our 2016 executive compensation program, the Committee indicated that it would continue to target executive compensation at or slightly below the median of our peer group for comparable positions, with potential upside opportunity if supported by company financial and operating performance. F.W. Cook completed a market analysis and reported that the increases to base salary and long-term incentive awards made in 2015 had brought the target total direct compensation for our named executive officers closer to the median of our peer group for similarly titled roles, though Mr. Smith’s and Mr. Richardson’s target total direct compensation was lower than the median of the peer group for comparable positions, primarily due to considerably lower target long-term incentive compensation. F.W. Cook also indicated that the design of our short-term incentive plan, including the performance criteria and amounts, and relative weighting thereof, were generally consistent with peer practices. Further, F.W. Cook advised on long-term incentive performance measures that are used in practice, including relative total shareholder return, which was not used by the peer companies for purposes of long-term incentive compensation.
When evaluating base salaries and target short term incentive opportunities of the named executive officers, the Committee reviewed comparative market data presented by F.W. Cook. Mr. Smith requested that his base salary not be increased for 2016, and the Committee noted that Mr. Diab and Ms. Baier were hired in the fourth quarter of 2015, and that Ms. Patchett’s base salary had been increased in connection with her promotion in the fourth quarter of 2015. As a result, the Committee determined not to increase the base salary of the named executive officers, with the exception of Mr. Richardson, whose base salary was increased by 2.5% for 2016. The Committee further determined that the target annual cash incentive opportunity for 2016 would remain at 125% of base salary for Mr. Smith and 100% of each of the other named executive officers. The Committee also determined under the annual cash incentive plan to continue to use the relative weighting of company and individual performance measures, and to begin using resident fee revenue as a performance measure in lieu of year-over-year same community senior housing net operating income growth used in prior years. When evaluating the individual objectives component of the annual cash incentive plan, the Committee determined to use a more rigorous process in setting goals, identifying achievement criteria and scoring goal achievement to improve the pay-for-performance nature of the individual objectives and to differentiate results among executives and their objectives.
The Committee reviewed comparative market data provided by F.W. Cook when setting target amounts of long-term incentive compensation, noting that Mr. Diab and Mses. Baier and Patchett were hired or promoted during the fourth quarter of 2015. In light of F.W. Cook’s report showing that Mr. Smith’s and Mr. Richardson’s target total direct compensation amounts were below the median amounts of the peer group, primarily due to their target long-term incentive compensation being considerably lower than the peer group, the Committee determined to increase the grant date fair value of long-term incentive awards for Messrs. Smith and Richardson by 10%, or approximately $475,000 and $80,000, respectively. The Committee did not grant long-term incentive awards to Mr. Ohlendorf due to the timing of his termination without cause effective March 18, 2016.
The table below sets forth the target total direct compensation approved by the Committee for each of Messrs. Smith, Diab and Richardson and Mses. Baier and Patchett for 2016. Mr. Ohlendorf is not included due to his termination of employment effective March 18, 2016. Performance-based opportunities are presented at target and long-term incentive awards are presented at grant date fair value. The table below excludes amounts reported in the “All Other Compensation” column in the Summary Compensation Table for 2016, which generally include employer matching contributions to our 401(k) Plan, premiums on Company-provided life and disability insurance, and the incremental cost of relocation benefits for Mr. Diab and Ms. Baier.

2016 Target Total Direct Compensation
	Base Salary	Annual Cash Incentive	Performance-Based Long-Term Equity	Time-Based Long-Term Equity	Target Total Direct Compensation
T. Andrew Smith	$950,000	$1,187,500	$2,612,503	$2,612,503	$7,362,507
Labeed S. Diab	$585,000	$585,000	$750,002	$750,002	$2,670,005
Lucinda M. Baier	$550,000	$550,000	$750,002	$750,002	$2,600,005
Bryan D. Richardson	$430,500	$430,500	$440,003	$440,003	$1,741,007
Mary Sue Patchett	$425,000	$425,000	$352,498	$352,513	$1,555,011
Consistent with our compensation philosophy, the 2016 pay mix for our named executive officers is heavily weighted towards performance-based, at risk, compensation, as illustrated by the charts below that reflect target total direct compensation for Mr. Smith and the average for our other named executive officers as a group (other than Mr. Ohlendorf).

2016 Target Total Direct Compensation Mix (% of Total)

2016 Realized Compensation and Summary of Compensation Results
So that our stockholders may better understand the results of our 2016 executive compensation program, the following table sets forth the amount of compensation actually realized by our named executive officers who served the full year 2016. The amount of realized compensation includes the actual salary earned, actual payments under our 2016 annual cash incentive plan, the value of restricted stock awards that vested during 2016 and the amount of all other compensation reported in the Summary Compensation Table for 2016 (other than $299,180 and $211,774 for relocation assistance for Mr. Diab and Ms. Baier, respectively, during 2016). The amounts realized are significantly lower than the target total direct compensation for 2016 as shown above, and also significantly lower than the amounts reported in the Summary Compensation Table for 2016 below, as calculated in accordance with SEC rules. For comparison purposes, the following table also sets forth the amount of compensation actually realized by our named executive officers for 2014 and 2015 who served a full year and were named executive officers during such years.

Realized Compensation
	Year	Salary	Annual Cash Incentive Earned	Value upon Vesting of Long-Term Incentive Awards	All Other Compensation (excluding relocation assistance)	Total Compensation Realized
T. Andrew Smith	2016	$953,654	$418,594	$1,258,572	$11,339	$2,642,159
	2015	$953,654	$276,094	$2,022,015	$8,929	$3,260,691
	2014	$841,216	$714,580	$1,622,198	$11,025	$3,189,019
Labeed S. Diab	2016	$587,250	$219,375	$371,177	$5,504	$1,183,307
Lucinda M. Baier	2016	$552,115	$222,750	$136,988	$5,723	$917,576
Bryan D. Richardson	2016	$432,115	$159,500	$384,391	$9,829	$985,836
	2015	$421,616	$124,110	$916,815	$8,534	$1,471,074
	2014	$367,631	$274,996	$981,541	$10,239	$1,634,407
Mary Sue Patchett	2016	$426,635	$145,350	$174,037	$7,811	$753,833

With respect to the annual cash incentive opportunity, during 2016 we failed to achieve the threshold level of performance of the Adjusted Cash From Facility Operations (“Adjusted CFFO”) per share performance measure, and we achieved 105% of the target level of performance of the resident fee revenue performance measure. Mr. Smith achieved 78% of his individual performance goals, and the other named executive officers shown in the table achieved between 79% and 100% of their individual performance goals. As a result, Mr. Smith earned 35.3% and the other named executive officers shown in the table earned between 34.2% and 40.5% of their target annual cash incentive opportunity.
In addition, shares of performance-based restricted stock granted to the named executive officers in 2013 were eligible to vest on February 27, 2016, dependent on the level of achievement of performance targets based on our three-year compound annual growth rate (“CAGR”) of Cash From Facility Operations (“CFFO”) per share measured based on our CFFO per share in 2015 versus a 2012 base year. We failed to achieve the threshold performance for this measure, and as a result the shares eligible to vest on such date were forfeited (Mr. Smith––48,828 shares; Mr. Richardson––9,837 shares; and Ms. Patchett––5,026).
During 2016, the named executive officers realized the amounts shown in the table above upon the vesting of time-based restricted stock granted in 2012 through 2015 (Mr. Smith––53,829 shares; Mr. Diab—32,588 shares; Ms. Baier—12,027 shares; Mr. Richardson––21,906 shares; and Ms. Patchett––12,173 shares), and performance-based restricted stock. Shares of performance-based restricted stock granted in 2012 were eligible to vest on February 27, 2016 dependent upon the level of achievement of performance targets based on our 2015 return on investment (“ROI”) on all Program Max projects approved in 2012 and completed prior to the end of 2013. Our actual ROI exceeded the target performance level and, therefore, each of the named executive officers vested with respect to 100% of the shares eligible to vest on such date (Mr. Smith––6,158 shares; Mr. Richardson––4,622 shares; and Ms. Patchett––677 shares). In addition, Mr. Smith’s 26,871 shares of performance-based restricted stock granted during 2015 and eligible to vest on February 27, 2016 vested on such date upon the Committee’s determination that the performance goals established by the Committee based on integration initiatives related to our acquisition of Emeritus had been met.
We believe the amount of compensation realized by our named executive officers demonstrates the pay-for-performance nature of our executive compensation program, as our actual level of performance for 2016 resulted in our paying significantly less to our named executive officers than the amounts targeted by the Committee and amounts reported in the Summary Compensation Table for 2016.
2016 Base Salaries
As described above, the Committee approved a base salary increase only for Mr. Richardson for 2016. The 2015 and 2016 base salaries were as follows:

Annual Base Salary
	2015	2016	Percent Change
T. Andrew Smith	$950,000	$950,000	–
Labeed S. Diab	$585,000	$585,000	–
Lucinda M. Baier	$550,000	$550,000	–
Bryan D. Richardson	$420,000	$430,500	2.5%
Mary Sue Patchett	$425,000	$425,000	–
Mark W. Ohlendorf	$540,000	$540,000	–

2016 Annual Cash Incentive Compensation
During 2016, each of the named executive officers participated in the annual cash incentive plan applicable to members of our senior management executive committee. Under this program, each of the named executive officers was eligible to receive cash incentive compensation based on company and individual performance during 2016. The cash incentive opportunities based on company and individual objectives were denominated as separate cash-settled performance awards under our 2014 Omnibus Incentive Plan, which was approved by our stockholders, so that amounts paid based on such objectives to individuals who are subject to the deduction limitation under Section 162(m) of the Internal Revenue Code could qualify as performance-based compensation under Section 162(m). As approved by our stockholders, the aggregate maximum payout to an individual for the 2016 annual cash incentive plan was $2,000,000. The annual cash incentive opportunity and results under the annual cash incentive plan are described below.
2016 Annual Cash Incentive Opportunity
The 2016 target total cash incentive opportunity for each of our named executive officers, calculated as a percentage of 2016 base salary, was as follows:

2016 Target Total Annual Cash Incentive Opportunity
	Percentage of 2016 Base Salary	Amount
T. Andrew Smith	125%	$1,187,500
Labeed S. Diab	100%	$585,000
Lucinda M. Baier	100%	$550,000
Bryan D. Richardson	100%	$430,500
Mary Sue Patchett	100%	$425,000
Mark W. Ohlendorf	100%	$540,000

As a percentage of base salary, the 2016 target total cash incentive opportunity was the same for each of Messrs. Smith, Richardson, and Ohlendorf as the 2015 opportunity. Pursuant to their offer letters in connection with their hiring in the fourth quarter of 2015, each of Mr. Diab’s and Ms. Baier’s target total cash incentive opportunity was set at 100% of base salary. Ms. Patchett’s target total cash incentive opportunity was increased from 80% in 2015 to 100% in 2016 as a percentage of her base salary, reflecting her membership on our senior management executive committee beginning in the fourth quarter of 2015.
The company performance components of the cash incentive opportunity were to be paid following the end of the fiscal year, dependent on our 2016 Adjusted CFFO per share and resident fee revenue. The company performance objectives applicable to our named executive officers were developed by management and approved by the Committee. The Committee determined to use Adjusted CFFO per share (which represents CFFO per share as adjusted for integration, transaction, transaction-related and strategic project costs) as the primary company performance objective for 2016 because the metric was used by management and the Board of Directors in its budgeting process, in the Company’s forward-looking earnings guidance provided to the investment community, and in its evaluation of our financial and operating performance. The Committee determined to use 2016 resident fee revenue (which represents resident fee revenue less entry fee amortization) as an objective for the same reasons and because it provides a top-line measurement of the performance of our senior housing and ancillary services businesses.
The individual performance components of the annual cash incentive opportunity were to be paid following the end of the fiscal year, dependent on the level of achievement of certain objectives established for each individual for 2016. The individual performance objectives for each named executive officer other than Mr. Smith were recommended by Mr. Smith and approved by the Committee. Mr. Smith’s individual performance objectives were approved by the Committee and reviewed with the Board of Directors.
The target annual cash incentive opportunities for the company and individual performance objectives weighted as a percentage of the target total annual cash incentive opportunity were as follows:

2016 Target Annual Cash Incentive Weighting by Objective
	Adjusted CFFO per Share	Resident Fee Revenue	Individual Objectives
T. Andrew Smith	60%	15%	25%
Other NEOs	60%	10%	30%

Adjusted CFFO per Share. The targeted level of Adjusted CFFO per share for 2016 under the annual cash incentive plan was $2.59, which was consistent with our initial 2016 budget and business plan approved by the Board in January 2016 and significantly higher than our actual 2015 Adjusted CFFO per share results. Payouts as a percentage of target based on our 2016 Adjusted CFFO per share performance are shown below. Payout percentages were to be interpolated between the steps shown below.

2016 Adjusted CFFO per Share Targets and Payout Percentages
Adjusted CFFO per Share Targets	Percentage Payout of Target Opportunity
$2.74 or more	200%
$2.72	190%
$2.70	180%
$2.68	170%
$2.66	160%
$2.64	150%
$2.63	140%
$2.62	130%
$2.61	120%
$2.60	110%
$2.59	100%
$2.49	90%
$2.48	80%
$2.46	60%
$2.44	40%
$2.42	20%
Below $2.42	0%

Resident Fee Revenue. For purposes of the cash incentive plan, resident fee revenue was to be based on our resident fee revenue less entrance fee amortization. The targeted level of resident fee revenue under the cash incentive plan represented year-over-year growth of 1.5% for 2016. The target level of resident fee revenue could be adjusted by the Committee to account for acquisitions and dispositions. Payouts as a percentage of target based on our resident fee revenue are shown below. Payout percentages were to be interpolated between the steps shown below.

2016 Resident Fee Revenue Targets and Payout Percentages
Resident Fee Revenue Targets	Percentage Payout of Target Opportunity
$4,365,546,696 or more	200%

$4,352,489,228	190%
$4,339,470,816	180%
$4,326,491,342	170%
$4,313,550,690	160%
$4,300,648,743	150%
$4,287,785,387	140%
$4,274,960,506	130%
$4,262,173,984	120%
$4,249,425,707	110%
$4,236,715,560	100%
$4,226,123,771	90%
$4,215,558,462	80%
$4,205,019,566	60%
$4,194,507,017	40%
$4,184,020,749	20%
Below $4,184,020,749	0%

Individual Objectives. The individual objectives for 2016 were intended to focus executives on key strategic initiatives supporting our business plan, based on their roles in achieving such initiatives. The objectives were designed to be reasonably achievable, but because they would require significant additional efforts on behalf of each of the executives, the cash incentive opportunity linked to individual performance was at risk. The level of achievement of the individual objectives for each named executive officer other than Mr. Smith was to be determined by the Committee following the end of the fiscal year upon the recommendation of Mr. Smith. The level of achievement of Mr. Smith’s individual objectives was to be determined by the Committee and reviewed with the Board of Directors. Achievement of the targeted level of performance would have resulted in 100% of this component of the opportunity of the being paid, which represented the maximum amount payable to an executive with respect to the individual performance objectives of the 2016 cash incentive opportunity.

2016 Individual Objectives
Mr. Smith
•    Refine analysis of our portfolio and develop and execute on disposition plan by the end of 2016 and fully explore the range of possible alternatives for our ancillary services business to maximize intermediate and long-term shareholder value
•    Develop, gain the Board’s consensus regarding, and deliver to the Board, a long-term strategic plan
•    Realize targeted merger-related cost synergies
•    Solidify our sales performance management system and performance by driving consistent and effective use of our sales playbooks, implementing improved, simplified and consistent sales management reporting and accountability processes, and ensuring full adoption of newly developed lead scoring tool
•    Strengthen our community teams through the reduction of turnover of key community-level leadership positions
•    Focus the company on the importance of net promoter score and improve net promoter scores across our consolidated communities

Mr. Diab
•    Implement our Brookdale Excellence Standards Tool (BEST) as a management tool, launch an audit format to standardize quality expectations and simplify the day-to-day community management and operations
•    Refocus our use of community quality system to have one system to document and follow-up on actions plans for BEST, site visits, and other program implementation tools
•    Solidify our sales performance management system and performance by driving consistent and effective use of our sales playbooks, implementing improved, simplified and consistent sales management reporting and accountability processes, and ensuring full adoption of newly developed lead scoring tool
•    Develop a plan for a new streamlined organizational structure, implement a quarterly talent management review and develop a mentorship program
•    Strengthen our community teams through the reduction of turnover of key community-level leadership positions
•    Focus the company on the importance of net promoter score and improve net promoter scores across our consolidated communities

Ms. Baier
•    Benchmark best practices for finance processes with peer companies and identify and develop plan to capitalize on priorities, and implement plan for budgeted general and administrative expense savings in 2017
•    Restructure our finance organization and create pricing team and complete pricing pilot
•    Create, and obtain Board approval of, our capital allocation strategy and articulate that strategy to the market
•    Maintain appropriate controls with no significant deficiencies or material weaknesses
•    Provide support for improving operations, including through driving cost reduction initiatives where appropriate, creating and delivering standardized management reports, and providing models to improve the effectiveness of our sales team

Mr. Richardson
•    Realize targeted merger-related cost synergies
•    Benchmark capital expenditures with peer companies, reduce 2016 capital expenditures versus budget at a specified amount, and develop a multi-year capital expenditure plan to normalize per-unit capital expenditures
•    Implement customer relationship management and website project, develop and implement a process to solicit and compile cost savings and best practices from the organization, and develop projects for 2017 to generate cost savings at a specified amount

•    Restructure our information technology group, with success measured based on improvements to customer satisfaction, technology simplification and cost savings, improved security, completion of integration activity and increased allocation of resources to support strategic initiatives and innovation

Ms. Patchett
•    Implement BEST as a management tool, launch an audit format to standardize quality expectations and simplify the day-to-day community management and operations
•    Refocus our use of community quality system to have one system to document and follow-up on actions plans for BEST, site visits, and other program implementation tools
•    Strengthen our community teams through the reduction of turnover of key community-level leadership positions
•    Focus the company on the importance of net promoter score and improve net promoter scores across our consolidated communities
•    Re-establish brand recognition for our Clare Bridge programming and ensure implementation of Clare Bridge standards in all programs, measured by the increase in average occupancy for memory care units
•    Restructure operations oversight in select communities

Mr. Ohlendorf	• Develop, gain the Board’s consensus regarding, and deliver to the Board, a long-term strategic plan
2016 Annual Cash Incentive Results
The results and payouts under the company and individual objectives for the 2016 annual cash incentive plan are described below. The total payment to each of our named executive officers under the 2016 annual cash incentive plan was as follows:

Actual 2016 Total Payment under 2016 Annual Cash Incentive Plan
	Actual Payment	Target Opportunity	Actual Payment as a Percentage of Target Opportunity
T. Andrew Smith	$418,594	$1,187,500	35.3%
Labeed S. Diab	$219,375	$585,000	37.5%
Lucinda M. Baier	$222,750	$550,000	40.5%
Bryan D. Richardson	$159,500	$430,500	37.0%
Mary Sue Patchett	$145,350	$425,000	34.2%
Mark W. Ohlendorf	$47,206	$116,557	40.5%

As a result of his termination without cause during 2016, Mr. Ohlendorf was eligible to receive payment under the 2016 annual cash incentive plan (to the extent earned), pro-rated based on the number of days he was employed. The amounts of Mr. Ohlendorf's actual payment and target opportunity reflect his service through the effective date of his termination, or March 18, 2016.
Adjusted CFFO per Share. We achieved Adjusted CFFO per share of $2.33 for 2016, which was below the threshold performance of $2.42 per share. Accordingly, the Committee determined that no portion of the opportunity based on Adjusted CFFO per share performance would be paid, as shown below. Mr. Ohlendorf's target amount reflects his service through March 18, 2016.

Actual CFFO per Share Objective Payment
	Target Amount	Achievement	Payment
T. Andrew Smith	$712,500	0%	–
Labeed S. Diab	$351,000	0%	–
Lucinda M. Baier	$330,000	0%	–
Bryan D. Richardson	$258,300	0%	–
Mary Sue Patchett	$255,000	0%	–
Mark W. Ohlendorf	$69,934	0%	–
Adjusted CFFO per share is a financial measure that is not calculated in accordance with generally accepted accounting principles, or GAAP, and should not be considered in isolation from, as superior to or as a substitute for net income (loss), income (loss) from operations, cash flows provided by or used in operations, or other financial measures determined in accordance with GAAP. During 2016, we ceased presenting Adjusted CFFO per share in our earnings releases, documents filed with the SEC and other investor relations materials, and we ceased to include within our definition of CFFO our proportionate share of CFFO of our unconsolidated ventures. The following reconciliation shows how we calculated Adjusted CFFO per share for 2016, and it reflects the aggregate of our reported 2016 Adjusted CFFO and our proportionate share of CFFO of unconsolidated ventures, divided by the weighted average number of shares outstanding.

Year Ended
(in thousands, except per share data)	December 31, 2016
Net cash provided by operating activities	$365,732
Changes in operating assets and liabilities	76,252
Proceeds from refundable entrance fees	3,083
Refunds of entrance fees	(3,984)
Lease financing debt amortization with fair market value or no purchase options	(57,502)
Loss on facility lease termination	11,113
Distribution from unconsolidated ventures from cumulative share of net earnings	(23,544)
Recurring capital expenditures, net	(58,583)
Integration, transaction, transaction-related and strategic project costs	62,131
Adjusted CFFO	$374,698

Brookdale's proportionate share of CFFO of unconsolidated ventures	58,000
Adjusted CFFO	$432,698

Weighted average shares used in computing basic net income (loss) per share	185,653

Adjusted CFFO per share	$2.33
Resident Fee Revenue. We achieved resident fee revenue, excluding entrance fee amortization, of $4,164 million for 2016, which was below the threshold level of performance for this component of the annual cash incentive plan. However, due to the impact of dispositions and contributions of communities to unconsolidated ventures of 85 communities completed prior to the end of fiscal 2016, including those associated with our portfolio optimization initiative, the Committee exercised its discretion under our 2014 Omnibus Incentive Plan to equitably adjust the targets to exclude $197.3 million of 2015 resident fee revenue attributable to such communities. The Committee further equitably adjusted the payout based on our 2016 resident fee revenue to reflect our actual 2016 results excluding $124.1 million of 2016 resident fee revenue attributable to such communities. As a result, our 2015 resident fee revenue as adjusted for dispositions (and excluding entrance fee amortization) was $3,977 million, and the adjusted target level of 2016 resident fee revenue was $4,036 million, which represented 1.5% growth over the 2015 adjusted amount, and the other performance targets were likewise adjusted. For 2016 we achieved resident fee revenue as adjusted for dispositions (and excluding entrance fee amortization) of $4,042 million, representing year-over-year growth of 1.65%. This level of performance corresponded to the 105% level of performance compared to the adjusted targets. Accordingly, the Committee determined to pay 105% of the target opportunity based on such performance, as shown below. The target and payment amounts for Mr. Ohlendorf reflect his service through March 18, 2016.

Actual Resident Fee Revenue Objective Payment
	Target Amount	Achievement	Payment
T. Andrew Smith	$178,125	105%	$187,031
Labeed S. Diab	$58,500	105%	$61,425
Lucinda M. Baier	$55,000	105%	$57,750
Bryan D. Richardson	$43,050	105%	$45,203
Mary Sue Patchett	$42,500	105%	$44,625
Mark W. Ohlendorf	$11,656	105%	$12,239

Individual Objectives. Following the conclusion of the 2016 fiscal year, the Committee determined that Mr. Smith had achieved 78% of his individual performance objectives. In addition, based upon Mr. Smith’s recommendation and the Committee’s own evaluation of each named executive officer’s performance against the individual performance objectives that had been previously established, the Committee determined the level of achievement of the other named executive officers. The level of achievement of the named executive officers’ individual performance objectives and associated payouts are shown below. The target and payment amounts for Mr. Ohlendorf reflect his service through March 18, 2016.

Actual Individual Objectives Bonus Payment
	Target Amount	Achievement	Payment
T. Andrew Smith	$296,875	78.0%	$231,563
Labeed S. Diab	$175,500	90.0%	$157,950
Lucinda M. Baier	$165,000	100.0%	$165,000
Bryan D. Richardson	$129,150	88.5%	$114,298
Mary Sue Patchett	$127,500	79.0%	$100,725
Mark W. Ohlendorf	$34,967	100.0%	$34,967

2016 Long-Term Incentive Awards
The grant date fair value (calculated in accordance with ASC 718) of the long-term incentive awards granted to our named executive officers in 2016 were as follows (other than Mr. Ohlendorf, who did not receive long-term incentive awards due to the timing of his termination without cause effective March 18, 2016). The number of shares of restricted stock granted to each named executive officer was based on $14.49, the closing price of our common stock on February 26, 2016, the date of grant.

2016 Long-Term Incentive Awards
	Annual Grant of Time-Based Restricted Stock	Annual Grant of Performance-Based Restricted Stock	Total
T. Andrew Smith	$2,612,503	$2,612,503	$5,225,007
Labeed S. Diab	$750,002	$750,002	$1,500,005
Lucinda M. Baier	$750,002	$750,002	$1,500,005
Bryan D. Richardson	$440,003	$440,003	$880,007
Mary Sue Patchett	$352,513	$352,498	$705,011

The restricted share agreements associated with such long-term incentive awards contain non-competition, non-solicitation, non-disparagement and confidentiality covenants. With respect to any termination of a named executive officer’s employment, treatment of the restricted stock awards will be as provided in the applicable award agreement governing such awards, as described under “Potential Payments Upon Termination or Change in Control.” Each of the named executive officers will also be entitled to receive dividends on unvested shares, to the extent that any such dividends are declared in the future.
Annual Awards of Time-Based Restricted Stock. The annual awards of time-based restricted stock vested or will vest ratably in four annual installments beginning on February 27, 2017, subject to continued employment.
Annual Awards of Performance-Based Restricted Stock. Seventy-five percent (75%) of the annual awards of performance-based restricted stock are scheduled to vest on February 27, 2019 and twenty-five percent (25%) are scheduled to vest on February 27, 2020, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. Any performance-based shares which do not vest in either tranche will be forfeited. Management viewed the performance targets to be challenging.

The performance targets for the shares eligible to vest in 2019 are based on our three-year CAGR of Adjusted CFFO per share, with results to be measured based on our Adjusted CFFO per share in 2018 compared to our Adjusted CFFO per share in 2015. For purposes of the calculation, Adjusted CFFO per share will exclude federal income taxes to the extent that we become a federal income taxpayer in future periods. Achievement of the threshold level of performance will result in the vesting of 20% of the shares eligible to vest in 2019, and achievement of the targeted level of performance (or above) will result in the vesting of 100% of such shares, which is the maximum that may be earned.
The performance targets for the shares eligible to vest in 2020 are based on our calendar year 2019 ROI on all Program Max projects either (i) approved in 2016 and completed prior to the end of 2017 or (ii) approved prior to 2016 and completed during 2017. Our Program Max initiative is a capital expenditure program through which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. Achievement of the threshold level of performance will result in the vesting of 20% of the shares eligible to vest in 2020, and achievement of the targeted level of performance (or above) will result in the vesting of 100% of such shares, which is the maximum that may be earned.
Results of 2013 Performance-Based Long-Term Incentive Awards
During 2013, the Committee granted performance-based restricted stock awards to each of the named executive officers, other than Mr. Diab and Ms. Baier who joined the Company in 2015. Seventy-five percent (75%) of the shares were eligible to vest on February 27, 2016 and twenty-five percent (25%) were eligible to vest on February 27, 2017, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. With respect to each tranche of awards, achievement of the threshold level of performance would result in the vesting of 40% of the shares in that tranche. Achievement of the targeted level of performance (or above) would result in the vesting of 100% of the shares in that tranche. Any shares which do not vest in either tranche would be forfeited.
As previously disclosed, vesting of the shares eligible to vest on February 27, 2016 was dependent on the level of achievement of performance targets based on our three-year CAGR of CFFO per share, which measured our CFFO per share for 2015 versus a 2012 base year, and all of the shares eligible to vest on February 27, 2016 were forfeited based on our actual results.
The vesting of the shares eligible to vest on February 27, 2017 was dependent upon the level of achievement of performance targets based on our 2016 ROI on all Program Max projects approved in 2013 and completed prior to the end of 2014. The table below shows the percentage of such tranche that would vest based on our actual 2016 ROI on such Program Max projects. Vesting percentages were to be interpolated between the steps shown below.

2013 Performance-Based Restricted Stock – 2016 Program Max ROI Targets
ROI Target	Percentage of Tranche that Would Vest
14% or above	100%
12%	75%
11%	55%
10%	40%
Below 10%	No vesting

Pursuant to the terms of Mr. Ohlendorf’s restricted share agreement, as a result of his termination without cause on March 18, 2016, all of his shares eligible to vest on February 27, 2017, or 4,369 shares, remained outstanding and eligible to vest based on (and subject to) our 2016 ROI on such Program Max projects.

Based on our actual ROI on such Program Max projects of 15.9% for 2016, all of the shares vested on February 27, 2017. The number of shares that vested on February 27, 2017 for each of our named executive officers is as follows:

Vesting of 2013 Performance-Based Restricted Stock Awards
Shares Vested on February 27, 2017
T. Andrew Smith	16,276
Bryan D. Richardson	3,279
Mary Sue Patchett	1,677
Mark W. Ohlendorf	4,369

Results of 2014 Performance-Based Long-Term Incentive Awards
During 2014, the Committee granted annual awards of performance-based restricted stock to each of the named executive officers, other than Mr. Diab and Ms. Baier who joined the Company in 2015. Seventy-five percent (75%) of the shares were eligible to vest on February 27, 2017 and twenty-five percent (25%) are eligible to vest on February 27, 2018, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. With respect to each tranche of awards, achievement of the threshold level of performance would result in the vesting of 20% of the shares in that tranche. Achievement of the targeted level of performance (or above) would result in the vesting of 100% of the shares in that tranche. Any shares which do not vest in either tranche would be forfeited.
The performance targets for the shares eligible to vest on February 27, 2017 were based on our three year CAGR of CFFO per share, which measured our CFFO per share for 2016 versus a 2013 base year. For purposes of the calculation, CFFO per share excluded acquisition, integration and other transaction costs and federal income taxes to the extent that we became a federal income taxpayer during the performance period. The table below shows the percentage of such shares that would vest based on our actual CFFO per share in 2016. Vesting percentages were to be interpolated between the steps shown below.

2014 Performance-Based Restricted Stock – 2016 CFFO per Share Targets
CAGR of CFFO (2013 Base Year)	2016 CFFO per Share	Percentage of Tranche that Would Vest
10% or above	$3.33 or above	100%
8%	$3.15	80%
6%	$2.99	60%
5%	$2.89	40%
4%	$2.81	20%
Below 4%	Below $2.81	No vesting

Pursuant to the terms of Mr. Ohlendorf’s restricted share agreement, as a result of his termination without cause on March 18, 2016, all of his shares eligible to vest on February 27, 2017, or 13,041 shares, remained outstanding and eligible to vest based on (and subject to) our 2016 CFFO per share performance.
We failed to achieve the threshold level of CFFO per share for 2016, and, as a result, all of the shares of our named executive officers eligible to vest on February 27, 2017 were forfeited. The number of shares that were eligible to vest in February 2017 and were forfeited by each of our named executive officers was as follows:

Forfeitures of 2014 Performance-Based Restricted Stock Awards
Shares Forfeited on February 27, 2017
T. Andrew Smith	45,122
Bryan D. Richardson	9,789
Mary Sue Patchett	4,998
Mark W. Ohlendorf	13,041

The performance targets for the shares eligible to vest on February 27, 2018 are based on our 2017 ROI on all Program Max projects approved in 2014 and completed prior to the end of 2015. Pursuant to the terms of Mr. Ohlendorf’s restricted share agreement, upon his termination without cause on March 18, 2016, the shares eligible to vest on February 27, 2018, or 4,348 shares, were forfeited.
Results of Mr. Smith’s 2015 Additional Performance-Based Long-Term Incentive Award
During 2015, the Committee granted an award of 53,742 shares of performance-based restricted stock to Mr. Smith in addition to his annual grant of restricted stock. Such shares vested in equal installments on February 27, 2016 and February 27, 2017, in each case subject to continued employment and dependent on the level of achievement of performance goals established for each tranche by the Committee. As previously disclosed, the performance goals established by the Committee for the 26,871 shares eligible to vest on February 27, 2016 were based on integration initiatives related to our acquisition of Emeritus, and the shares vested on such date upon the Committee’s determination that the performance criteria had been met. The performance goals set by the Committee for the 26,871 shares eligible to vest on February 27, 2017 were based on substantial completion by December 31, 2016 of the integration of purchasing systems and processes related to the Emeritus integration to enable realization of cost synergies in the merged company through combined purchasing. Substantial completion was measured by migration of at least 85% of the post-merger combined communities to a common accounts payable, eProcurement, and purchasing card system by December 31, 2016; and migration of at least 85% of the post-merger combined communities to a purchasing program utilizing a common approved vendor pool for national procurement contracts by December 31, 2016. In February 2017, the Committee determined that the foregoing performance criteria had been met and approved the vesting of all such shares eligible to vest on February 27, 2017.
Section 162(m) Limits on Deductibility
Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that a company may deduct in any one year with respect to its chief executive officer and each of its next three most highly paid executive officers other than the chief financial officer. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy that all compensation must be deductible, although (as noted below) we structure our annual cash incentive plan and performance-based restricted stock awards to qualify as performance-based compensation under Section 162(m).
Certain performance-based compensation approved by stockholders is not subject to the compensation deduction limit. For the 2016 annual cash incentive plan, the cash incentive opportunities were denominated as separate cash-settled performance awards under our 2014 Omnibus Incentive Plan, which was approved by our stockholders, so that amounts paid based on such objectives to individuals who are subject to the deduction limitation under Section 162(m) of the Internal Revenue Code could qualify as performance-based compensation under Section 162(m). In addition, performance-based restricted stock we have issued under our 2014 Omnibus Incentive Plan can qualify as performance-based compensation under Section 162(m).
Stock Ownership and Retention Guidelines
Since 2007, we have maintained stock ownership and retention guidelines applicable to certain of our officers, including our named executive officers, to further align the interests of our executives with the interests of our stockholders. Our named executive officers are expected to hold a number of shares with a minimum market value expressed as a multiple of the named executive officer’s base salary. The expected levels of ownership of our named executive officers under our guidelines are as follows:

Stock Ownership and Retention Guidelines— Expected Level of Ownership
Multiple of Base Salary
Chief Executive Officer	5.0x
Chief Financial or Chief Operating Officer	4.0x
Chief Administrative Officer	3.0x
Executive Vice President	3.0x

The expected level of ownership may be met through stock purchased by the officer or his or her spouse in the market and/or through stock received upon vesting of equity awards. Unvested equity awards do not count toward the expected level of ownership, except that under the guidelines the estimated number of after-tax time-based restricted shares that are scheduled to vest within 90 days will count towards the expected level of ownership.
The expected level of ownership must be achieved by the later of (i) May 9, 2012 (i.e., five years after the initial adoption of the guidelines) or (ii) the fifth anniversary of such officer’s becoming subject to the guidelines as a result of being hired or promoted into a position covered by the guidelines. Until the expected ownership level is achieved, each officer is expected to retain at least 50% of after-tax shares obtained through our equity compensation plans, and an officer will be deemed to be in compliance with the guidelines if he or she has retained at least 50% of such after-tax shares. In addition, if an officer has achieved the expected stock ownership level and subsequent changes in the market price of our stock or the amount of such officer’s base salary result in such officer’s failure to maintain the expected stock ownership level, such officer will be expected to retain at least 50% of after-tax shares obtained through our equity compensation plans until the expected stock ownership level is again achieved.
As of the date hereof, each of our named executive officers is in compliance with our stock ownership and retention guidelines. Each of Messrs. Smith and Richardson holds shares with a market value in excess of such named executive officer’s applicable multiple of base salary. Mr. Diab and Ms. Baier, who joined the Company in 2015, and Ms. Patchett, who was promoted to the Executive Vice President position in 2015, are expected to retain at least 50% of their after-tax shares obtained through our equity compensation plans until they meet such applicable multiple of base salary.
Policy on Hedging and Pledging
Our insider trading policy provides that no one subject to the policy may engage in short sales, puts, calls or other derivative transactions involving our securities. It further provides that none of our directors or executive officers may engage in hedging or monetization transactions involving our securities, pledge our securities as collateral for a loan, or hold our securities in a margin account.
Clawback Policy
We have not adopted a separate executive compensation clawback policy. However, our 2014 Omnibus Incentive Plan provides that any award thereunder that is subject to recovery under any law, government regulation or stock exchange listing requirement will be subject to such deductions and clawback as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement or as may be required pursuant to any policy adopted by the Company pursuant to any such law, government regulation or stock exchange listing requirement.

Employment Agreement and Severance Policies Applicable to Named Executive Officers
We are party to an employment agreement with Mr. Smith dated February 11, 2013, as amended on April 23, 2015. We entered into the employment agreement with Mr. Smith in connection with his appointment as Chief Executive Officer in February 2013, and the agreement superseded and replaced the severance pay policy letter agreement, dated as of August 6, 2010, between us and Mr. Smith. The employment agreement has a three year term, subject to automatic extensions for additional one year periods, unless either we or Mr. Smith give written notice to the other no less than 90 days prior to the expiration of the term that the term will not be so extended. Mr. Smith’s initial base salary was $480,000 per year, which was increased to $825,000 per year as of the date that his service as Chief Executive Officer began. In addition, Mr. Smith is eligible to receive an annual cash incentive opportunity targeted at 125% of base salary, subject to the terms of our incentive compensation plan for senior executive officers. Mr. Smith is eligible to participate in various benefit plans that we make available to our senior executive officers. In addition, we provide Mr. Smith with basic term life insurance benefits of at least 100% of his base salary, at no cost to Mr. Smith. Under his employment agreement, Mr. Smith is entitled to severance payments if his employment is terminated by us without cause or if he terminates employment for good reason. Such severance payments in connection with a change in control are “double trigger,” which require the occurrence of a change in control followed by termination of employment within 12 months of the change in control by us without cause or by Mr. Smith for good reason. Under Mr. Smith’s employment agreement, any payments that are not deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after tax position for Mr. Smith.
Our other named executive officers do not have employment agreements, but are eligible to participate in the Brookdale Senior Living Inc. Severance Pay Policy, Tier I, as amended (the “Severance Policy”), which provides severance benefits for terminations of employment. In addition, each of Mr. Richardson and Ms. Patchett is, and Mr. Ohlendorf was, a party to a letter agreement with us that provides for additional severance benefits in certain circumstances. The severance payments under the Severance Policy and these letter agreements applicable in connection with a change in control are “double trigger,” which require the occurrence of a change in control followed by termination of employment by us without cause or by the named executive officer for good reason. In January 2017, after consultation with F.W. Cook, the Committee amended the Severance Policy to extend the time period during which such named executive officers would be eligible to receive payments resulting from a termination by us without cause or by the named executive officer for good reason following the occurrence of a change in control from a time period of within 12 months following the change of control to a time period of within 18 months following a change in control, and to provide that in the event of such a termination by an “Other Eligible Employee” (which includes Ms. Patchett) in such circumstance, the Other Eligible Employee will receive an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such Other Eligible Employee was employed and payable when such bonus would otherwise be due. The Severance Policy had been amended in 2015 to provide such pro-rata bonus to “Designated Officers” (which include Messrs. Diab and Richardson and Ms. Baier and included Mr. Ohlendorf). If payments pursuant to the Severance Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.
A detailed description of severance payments pursuant to Mr. Smith’s employment agreement, the Severance Policy and such other letter agreements, as well as the effect of certain terminations and/or change in control pursuant to our restricted share agreements, is set forth under “Potential Payments Upon Termination or Change in Control” below.
Relocation Benefits
In connection with hiring Mr. Diab and Ms. Baier in the fourth quarter of 2015, the Committee approved certain relocation assistance for each of the executives to move to the Nashville area, including moving costs, brokerage commissions and closing costs for the sale of each of the executive’s home and purchase of a home in the Nashville area, and temporary housing in the Nashville area for up to 12 months. We further agreed to reimburse Mr. Diab and Ms. Baier for their reasonable costs associated with traveling to and from Nashville during temporary living and during the move of household goods. In April 2016, based on our business needs, we entered into an addendum to each of Mr. Diab’s and Ms. Baier’s initial offer letter pursuant to which we agreed to enhance the available relocation benefits to include the provision of home sale assistance to facilitate an accelerated move to the Nashville area. Pursuant to the home sale assistance benefit, we would engage a third-party provider of relocation services to assist with the sale of such executive’s primary residence. The home sale assistance program included marketing support and, if elected by the executive, facilitation of the purchase of the executive’s primary residence on our behalf by the third-party provider at a price determined by averaging multiple independent current fair market value appraisals, with the third-party provider subsequently marketing and reselling the property on our behalf. Consistent with their initial offer letters, if Mr. Diab or Ms. Baier were to voluntarily terminate employment or withdraw from full-time status prior to 18 months or 12 months, respectively, of the executive’s start date, the executive would be required to reimburse us for all costs and expenses incurred by us in connection with the relocation benefits and assistance provided to such executive. A portion of these relocation expenses were incurred in 2015 and 2016 and are reported in the Summary Compensation Table for such years.
2017 Compensation Decisions
Base Salary and Annual Cash Incentive Opportunity. The base salaries and target annual cash incentive opportunity of our current named executive officers for 2017 remained the same as 2016. The 2017 annual cash incentive opportunity will continue to be based on company and individual performance objectives. The company and individual performance objectives, and their relative weight as a percentage of the target total annual cash incentive opportunity, are as follows:

2017 Target Annual Cash Incentive Weighting by Objective
	Combined Adjusted Free Cash Flow	Resident Fee Revenue	Senior Housing and Ancillary Services Operating Income	Individual Objectives
T. Andrew Smith	40%	15%	20%	25%
Other Current NEOs	40%	10%	20%	30%

For purposes of the annual cash incentive plan, combined Adjusted Free Cash Flow is defined as the sum of our Adjusted Free Cash Flow for 2017 and our proportionate share of Adjusted Free Cash Flow of our unconsolidated ventures for 2017, in each case as reported and defined in our public releases and/or filings, and will exclude transaction, transaction-related and severance costs in a manner consistent with the methodology used in our public releases and/or filings. Resident fee revenue is defined as our 2017 consolidated resident fee revenue, and senior housing and ancillary services operating income is defined as our 2017 consolidated resident fee revenue less facility operating expense. At the discretion of the Committee, the combined Adjusted Free Cash Flow performance criteria may be equitably adjusted to reflect capital expenditures associated with catastrophic casualty losses and to reflect changes in business plans and budgets imposed by our joint venture partners, and each of the company level performance criteria may be equitably adjusted to reflect transaction activity (including acquisitions, dispositions, lease restructurings, lease terminations, and venture transactions). Achievement of the threshold or target level of each company performance objective will result in 20% or 100%, respectively, of the component of the opportunity being paid. Achievement in excess of the targeted level of performance will result in a payout up to a maximum of 200% of the component of the opportunity being paid, subject to a maximum aggregate payout to a named executive officer under the 2017 annual cash incentive plan of $2,000,000 (as required by our 2014 Omnibus Incentive Plan). Achievement of the targeted level of performance for the individual goals will result in 100% of this component being paid, which represents the maximum amount payable to an executive with respect to the individual performance objectives.
Long-Term Incentive Awards. Each of the current named executive officers received long-term incentive awards on February 13, 2017 with grant date fair values consistent with the awards made in 2016, with the exception of Mr. Smith. The Committee was prepared to make annual grants of time- and performance-based restricted stock to Mr. Smith consistent with the grant date fair values of his 2016 awards. However, Mr. Smith unilaterally requested that the Committee not consider him for the 2017 awards. The Committee accepted Mr. Smith’s request, and Mr. Smith waived any rights to such awards and any rights resulting from the Committee’s failure to make such awards and confirmed that failure to receive such awards would not entitle him to terminate his employment agreement for “good reason.”
One-half of the long-term incentive awards are shares of time-based restricted stock that generally vest ratably in four annual installments beginning on February 27, 2018, subject to continued employment. The other one-half of such awards are shares of performance-based restricted stock, 75% of which will generally vest on February 27, 2020 and 25% of which will generally vest on February 27, 2021, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. Achievement of the target or higher level of performance for a performance-based tranche will result in the vesting of 100% of the shares in such tranche, and achievement of the threshold level of performance for a performance-based tranche will result in the vesting of 20% of the shares in such tranche.
The performance targets for the performance-based shares vesting in 2020 are based on our three-year CAGR of Combined Adjusted Free Cash Flow, with results to be measured based on our Combined Adjusted Free Cash Flow in 2019 compared to our Combined Adjusted Free Cash Flow for 2016. For purposes of the calculation, Combined Adjusted Free Cash Flow means the sum of our Adjusted Free Cash Flow for such year and our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures for such year, in each case as reported and defined in our public releases and/or filings, and such measure will exclude transaction, transaction-related and severance costs and federal income taxes to the extent that we become a federal income taxpayer in future periods. The performance targets for the performance-based shares vesting in 2021 are based on our 2020 ROI on all Program Max projects either (i) approved in 2017 and completed prior to the end of 2018 or (ii) approved prior to 2017 and completed during 2018.
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
Lee S. Wielansky

Summary Compensation Table for 2016
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our named executive officers for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
T. Andrew Smith,	2016	953,654	—	5,225,007	418,594	11,339	6,608,593
President and	2015	953,654	—	7,536,779	276,094	8,929	8,775,455
Chief Executive Officer(5)	2014	841,216	—	3,412,525	714,580	11,025	4,979,346

Labeed S. Diab,	2016	587,250	—	1,500,005	219,375	304,685	2,611,314
Chief Operating Officer(5)	2015	76,500	1,000,000	2,100,014	—	17,833	3,194,347

Lucinda M. Baier,	2016	552,115	—	1,500,005	222,750	217,497	2,492,367
Chief Financial Officer(5)	2015	48,654	1,000,000	775,020	—	11,982	1,835,656

Bryan D. Richardson,	2016	432,115	—	880,007	159,500	9,829	1,481,452
Executive Vice President and	2015	421,616	—	1,580,298	124,110	8,534	2,134,558
Chief Administrative Officer	2014	367,631	—	740,399	274,996	10,239	1,393,265

Mary Sue Patchett,	2016	426,635	—	705,011	145,350	7,811	1,284,807
Executive Vice President,
Community Operations

Mark W. Ohlendorf,	2016	116,308	—	—	—	1,307,402	1,423,709
Former President and	2015	542,077	—	2,168,853	158,436	8,898	2,878,263
Chief Financial Officer(5)	2014	499,538	—	986,351	364,820	10,731	1,861,440
________________

(1)	Represents a cash sign-on bonus.

(2)
Represents the aggregate grant date fair value of time-based and performance-based restricted stock awards computed in accordance with ASC Topic 718. See Note 13 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards.

(3)
Represents the payout of each named executive officer’s annual cash incentive opportunity with respect to performance in 2014, 2015 and 2016, as applicable. Mr. Ohlendorf's pro-rata portion of his 2016 annual cash incentive opportunity for his service through March 18, 2016 is included in All Other Compensation.

(4)
For each of the named executive officers, the 2016 amount includes the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance. For Mr. Diab, the 2016 amount also includes the incremental cost to the Company of $299,180 for relocation assistance provided to Mr. Diab, including moving and storage costs, home sale assistance (including brokerage commissions and closing costs for the sale of his former home), temporary housing in the Nashville area, reimbursement for travel to and from Nashville during temporary living, and associated tax gross ups of $62,769. For Ms. Baier, the 2016 amount also includes the incremental cost to the Company of $211,774 for relocation assistance provided to Ms. Baier, including moving and storage costs, brokerage commissions and closing costs for Ms. Baier’s purchase of a home in the Nashville area, temporary housing in the Nashville area, acquisition costs related to the purchase by a third party on our behalf of Ms. Baier’s former home at the average of multiple independent fair market value appraisals, holding costs associated with our marketing of Ms. Baier’s former home, reimbursement for travel to and from Nashville during temporary living, and associated tax gross ups of $32,220. For Mr. Ohlendorf, the 2016 amount also includes $1,207,895 of severance pay, $47,206 representing a pro-rata portion of his 2016 annual cash incentive opportunity for his service through March 18, 2016, $41,538 representing the payout of his accrued paid time off and $9,638 representing the employer portion of continuation of health coverage.

(5)
Mr. Smith served as Chief Executive Officer at all times presented and additionally became our President on March 18, 2016. Mr. Diab and Ms. Baier joined Brookdale on November 16, 2015 and December 1, 2015, respectively. Mr. Ohlendorf served as Chief Financial Officer until December 1, 2015, and as President until March 18, 2016.

Grants of Plan-Based Awards for 2016
The following table summarizes grants of plan-based awards made to our named executive officers in 2016. All of our named executive officers are eligible to receive dividends on unvested shares of stock that have been granted to them (to the extent that dividends are declared on our shares of common stock).

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
T. Andrew Smith	—	142,500	(3)	712,500	(3)	1,425,000	(3)	—	—	—	—	—
	—	35,625	(4)	178,125	(4)	356,250	(4)	—	—	—	—	—
	—	—	(5)	296,875	(5)	296,875	(5)	—	—	—	—	—
	2/26/2016	—		—		—		36,060	180,297	180,297	—	2,612,504
	2/26/2016	—		—		—		—	—	—	180,297	2,612,504

Labeed S. Diab	—	70,200	(3)	351,000	(3)	702,000	(3)	—	—	—	—	—
	—	11,700	(4)	58,500	(4)	117,000	(4)	—	—	—	—	—
	—	—	(5)	175,500	(5)	175,500	(5)	—	—	—	—	—
	2/26/2016	—		—		—		10,352	51,760	51,760	—	750,002
	2/26/2016	—		—		—		—	—	—	51,760	750,002

Lucinda M. Baier	—	66,000	(3)	330,000	(3)	660,000	(3)	—	—	—	—	—
	—	11,000	(4)	55,000	(4)	110,000	(4)	—	—	—	—	—
	—	—	(5)	165,000	(5)	165,000	(5)	—	—	—	—	—
	2/26/2016	—		—		—		10,352	51,760	51,760	—	750,002
	2/26/2016	—		—		—		—	—	—	51,760	750,002

Bryan D. Richardson	—	51,660	(3)	258,300	(3)	516,600	(3)	—	—	—	—	—
	—	8,610	(4)	43,050	(4)	86,100	(4)	—	—	—	—	—
	—	—	(5)	129,150	(5)	129,150	(5)	—	—	—	—	—
	2/26/2016	—		—		—		6,074	30,366	30,366	—	440,003
	2/26/2016	—		—		—		—	—	—	30,366	440,003

Mary Sue Patchett	—	51,000	(3)	255,000	(3)	510,000	(3)	—	—	—	—	—
	—	8,500	(4)	42,500	(4)	85,000	(4)	—	—	—	—	—
	—	—	(5)	127,500	(5)	127,500	(5)	—	—	—	—	—
	2/26/2016	—		—		—		4,866	24,327	24,327	—	352,498
	2/26/2016	—		—		—		—	—	—	24,328	352,513

Mark W. Ohlendorf	—	64,800	(3)	324,000	(3)	648,000	(3)	—	—	—	—	—
	—	10,800	(4)	54,000	(4)	108,000	(4)	—	—	—	—	—
	—	—	(5)	162,000	(5)	162,000	(5)	—	—	—	—	—
________________

(1)
Represents shares of performance-based restricted stock granted under our 2014 Omnibus Incentive Plan. As described above, seventy-five percent (75%) of the shares will vest on February 27, 2019 and twenty-five percent (25%) of the shares will vest on February 27, 2020, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. The performance targets for the first tranche of shares are based on our three-year CAGR of Adjusted CFFO per share, with results to be measured based on our Adjusted CFFO per share in 2018 compared to our Adjusted CFFO per share for 2015. The performance targets for the second tranche of shares are based on our calendar year 2019 ROI on all Program Max projects either (i) approved in 2016 and completed prior to the end of 2017 or (ii) approved prior to 2016 and completed during 2017. Achievement of the threshold or target level of performance for each tranche would result in the vesting of 20% or 100%, respectively, of the shares in such tranche. Any shares which do not vest in either tranche will be forfeited.

(2)
Represents shares of time-based restricted stock granted under our 2014 Omnibus Incentive Plan. The shares vested or will vest ratably in four annual installments beginning on February 27, 2017, subject to continued employment.

(3)
Represents the amounts which would have been payable in cash at threshold, target and maximum under the Adjusted CFFO per share objective of the 2016 annual cash incentive plan, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity, limited to up to 200% (and subject to the aggregate maximum payout of $2,000,000 to an individual under the annual cash incentive plan). Pursuant to the Severance Policy, as a result of Mr. Ohlendorf’s termination without cause on March 18, 2016, he was eligible to receive payment under such portion of the 2016 annual cash incentive plan (to the extent earned), pro-rated based on the number of days he was employed. The named executive officers actually earned no amounts with respect to 2016 performance under this portion of the annual cash incentive plan, which is reflected in the Summary Compensation Table.

(4)
Represents the amounts which would have been payable in cash at threshold, target and maximum under the 2016 revenue objective of the 2016 annual cash incentive plan, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity, limited to up to 200% (subject to the aggregate maximum payout of $2,000,000 to an individual under the annual cash incentive plan). Pursuant to the Severance Policy, as a result of Mr. Ohlendorf’s termination without cause on March 18, 2016, he was eligible to receive payment under such portion of the 2016 annual cash incentive plan (to the extent earned), pro-rated based on the number of days he was employed. As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2016 performance under this portion of the annual cash incentive plan: Mr. Smith—$187,031; Mr. Diab—$61,425; Ms. Baier—$57,750; Mr. Richardson—$45,203; Ms. Patchett—$44,625; and Mr. Ohlendorf—$12,239 (reflecting his pro-rata amount).

(5)
Represents the amounts which would have been payable in cash at target and maximum under the individual objectives portion of the 2016 annual cash incentive plan for the named executive officers, the terms of which are summarized above. The individual objectives portion of the annual cash incentive plan did not specify a minimum threshold level of performance. As a result of Mr. Ohlendorf’s termination without cause on March 18, 2016, he was eligible to receive payment under such portion of the 2016 annual cash incentive plan (to the extent earned), pro-rated based on the number of days he was employed. As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2016 performance under this portion of the annual cash incentive plan: Mr. Smith—$231,563; Mr. Diab—$157,950; Ms. Baier—$165,000; Mr. Richardson—$114,298; Ms. Patchett—$100,725; and Mr. Ohlendorf—$34,967 (reflecting his pro-rata amount).

Outstanding Equity Awards at Fiscal Year-End for 2016
The following table summarizes the outstanding equity awards held by each of our named executive officers as of December 31, 2016. The market values of such awards are based on $12.42 per share, the closing market price of our stock on December 30, 2016.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
T. Andrew Smith	2/11/2013	13,951	(1)	173,271	16,276	(2)	202,148
	2/5/2014	33,090	(1)	410,978	24,066	(3)	298,900
	2/5/2015	51,527	(1)	639,965	37,786	(4)	469,302
	2/5/2015	26,870	(5)	333,725	26,871	(6)	333,738
	2/26/2016	180,297	(1)	2,239,289	72,119	(7)	895,718
Total		305,735		3,797,229	177,118		2,199,806

Labeed S. Diab	12/3/2015	65,178	(1)	809,511	––		––
	2/26/2016	51,760	(1)	642,859	20,704	(7)	257,144
Total		116,938		1,452,370	20,704		257,144

Lucinda M. Baier	12/3/2015	24,054	(1)	298,751	––		––
	2/26/2016	51,760	(1)	642,859	20,704	(7)	257,144
Total		75,814		941,610	20,704		257,144

Bryan D. Richardson	2/11/2013	3,280	(1)	40,738	3,279	(2)	40,725
	2/5/2014	7,180	(1)	89,176	5,221	(3)	64,845
	2/5/2015	8,679	(1)	107,793	6,365	(4)	79,053
	2/5/2015	15,048	(8)	186,896	––		––
	2/26/2016	30,366	(1)	377,146	12,147	(7)	150,866
Total		64,553		801,748	27,012		335,489

Mary Sue Patchett	2/11/2013	1,633	(1)	20,282	1,633	(2)	20,282
	6/13/2013	43	(1)	534	44	(2)	546
	2/5/2014	3,666	(1)	45,532	2,666	(3)	33,112
	2/5/2015	3,906	(1)	48,513	2,864	(4)	35,571
	10/22/2015	10,667	(1)	132,484	—		—
	2/26/2016	24,328	(1)	302,154	9,731	(7)	120,859
Total		44,243		549,498	16,938		210,370

Mark W. Ohlendorf	2/11/2013	—		—	4,369	(2)	54,263
	2/5/2014	—		—	2,609	(9)	32,404
	2/5/2015	—		—	4,340	(9)	53,903
Total		—		—	11,318		140,570
________________

(1)
Represents shares of time-based restricted stock, the vesting of which is subject to continued employment. The shares granted during February and June have vested or will vest ratably in four annual installments beginning on February 27 in the year following the year of grant. The shares granted during October and December have vested or will vest ratably in three annual installments beginning on November 27 and December 3, respectively, in the year following the year of grant.

(2)
Represents shares of performance-based restricted stock, the vesting of which would occur on February 27, 2017, subject to continued employment and the achievement of specified performance targets. The number of shares reported represents the target level of performance. Pursuant to the terms of Mr. Ohlendorf’s restricted share agreement, as a result of his termination without cause on March 18, 2016, such shares remained outstanding and were eligible to vest on February 27, 2017 dependent upon the achievement of the performance targets. As described above, the target-level of performance was exceeded and, therefore, all of such shares vested on such date for each named executive officer.

(3)
Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Seventy-five percent (75%) of such shares were eligible to vest on February 27, 2017, and twenty-five percent (25%) of such shares are eligible to vest on February 27, 2018. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche. As described above, the threshold level of performance for the shares scheduled to vest on February 27, 2017 was not achieved; therefore, the named executive officers forfeited the following number of shares on February 27, 2017: Mr. Smith—45,122 shares; Mr. Richardson—9,789 shares; and Ms. Patchett—4,998 shares.

(4)
Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Seventy-five percent (75%) of such shares are eligible to vest on February 27, 2018, and twenty-five percent (25%) of such shares are eligible to vest on February 27, 2019. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche.

(5)	Represents shares of time-based restricted stock which will vest on February 27, 2018, subject to continued employment.

(6)
Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance goals. Such shares were eligible to vest, and did vest, on February 27, 2017. The number of shares reported represents the target level of performance.

(7)
Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Seventy-five percent (75%) of such shares are eligible to vest on February 27, 2019, and twenty-five percent (25%) of such shares are eligible to vest on February 27, 2020. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche.

(8)	Represents shares of time-based restricted stock which have vested or will vest ratably in three annual installments beginning on February 27, 2016, subject to continued employment.

(9)
Represents shares of performance-based restricted stock, the vesting of which would occur on February 27, 2017, subject to continued employment and the achievement of specified performance targets. The number of shares reported represents the threshold level of performance. Pursuant to the terms of Mr. Ohlendorf’s restricted share agreement, as a result of his termination without cause on March 18, 2016, such shares remained outstanding and were eligible to vest on February 27, 2017 dependent upon the achievement of the performance targets. The threshold-level of performance for such shares was not achieved; therefore, Mr. Ohlendorf forfeited 13,041 shares with respect to the award granted on February 5, 2014 and forfeited 10,848 shares with respect to the award granted on February 5, 2015.

Stock Vested for 2016
The following table summarizes the vesting of shares of time-based and performance-based restricted stock and the value realized by our named executive officers as a result of such vesting during 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
T. Andrew Smith	86,858	1,258,572
Labeed S. Diab	32,588	371,177
Lucinda M. Baier	12,027	136,988
Bryan D. Richardson	26,528	384,391
Mary Sue Patchett	12,850	174,037
Mark W. Ohlendorf	54,363	816,733
________________

(1)
The value realized is based on the closing market price of the underlying stock on the date the shares vested (or the most recent trading day if such date was not a trading day): February 27, 2016 (Mr. Smith—86,858 shares; Mr. Richardson—26,528 shares; Ms. Patchett––7,517 shares; and Mr. Ohlendorf––33,339 shares); November 19, 2016 (Ms. Patchett––5,333 shares); and December 3, 2016 (Mr. Diab––32,588 shares; and Ms. Baier––12,027 shares). The number of shares and value realized on vesting for Mr. Ohlendorf includes 21,024 shares, or $333,651, of time-based restricted stock that accelerated and vested upon his termination without cause on March 18, 2016.
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
Potential Payments Upon Termination or Change in Control
The following table and summary set forth potential amounts payable upon termination of employment or a change in control to our named executive officers, other than Mr. Ohlendorf. The Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming termination of employment on December 31, 2016, with equity-based amounts based on $12.42 per share, the closing market price of our stock on December 30, 2016. The actual amounts payable to Mr. Ohlendorf in connection with termination of his employment without cause on March 18, 2016 are provided separately below.

Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)
T. Andrew Smith
Salary	—	—	2,375,000	2,850,000	2,375,000	—	—
Pro-Rata Bonus(1)	—	—	––	––	––	––	––
Severance Bonus	—	—	2,968,750	3,562,500	2,968,750	—	—
PTO	73,077	73,077	73,077	73,077	73,077	73,077	73,077
COBRA	—	—	18,530	18,530	18,530	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	1,799,037	8,172,894	1,799,037	1,799,037	1,799,037
Total	73,077	73,077	7,234,393	14,677,000	7,234,393	1,872,114	1,872,114

Labeed S. Diab
Salary	—	—	1,462,500	1,755,000	––	—	—
Pro-Rata Bonus(3)	—	—	219,375	219,375	––	––	––
Severance Bonus	—	—	1,462,500	1,755,000	––	––	––
PTO	45,000	45,000	45,000	45,000	45,000	45,000	45,000
COBRA	—	—	18,530	18,530	––	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	565,470	2,095,229	—	565,470	565,470
Total	45,000	45,000	3,773,375	5,888,134	45,000	610,470	610,470

Lucinda M. Baier
Salary	—	—	1,375,000	1,650,000	—	—	—
Pro-Rata Bonus(3)	—	—	222,750	222,750	––	––	––
Severance Bonus	—	—	1,375,000	1,650,000	––	––	––
PTO	41,712	41,712	41,712	41,712	41,712	41,712	41,712
COBRA	—	—	13,605	13,605	—	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	310,090	1,584,469	—	310,090	310,090
Total	41,712	41,712	3,338,157	5,162,536	41,712	351,802	351,802

Bryan D. Richardson
Salary	—	—	1,076,250	1,291,500	1,076,250	—	—
Pro-Rata Bonus(3)	—	—	159,500	159,500	159,500	––	––
Severance Bonus	—	—	1,076,250	1,291,500	1,076,250	—	—
PTO	33,115	33,115	33,115	33,115	33,115	33,115	33,115
COBRA	—	—	13,605	13,605	13,605	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	349,710	1,525,449	—	349,710	349,710
Total	33,115	33,115	2,708,430	4,314,669	2,358,720	382,825	382,825

Mary Sue Patchett
Salary	—	—	850,000	850,000	––	—	—
Severance Bonus	—	—	318,750	425,000	––	—	—
PTO	32,693	32,693	32,693	32,693	32,693	32,693	32,693
COBRA	—	—	9,070	9,070	––	—	—
Market Value of Accelerated Vesting of Restricted Stock(2)	—	—	222,355	1,019,906	—	222,355	222,355
Total	32,693	32,693	1,432,868	2,336,668	32,693	255,048	255,048
________________

(1)
In accordance with the terms of Mr. Smith's employment agreement, any bonus payments would have been payable in full, to the extent earned, as of December 31, 2016. Since no additional amount would become payable as a result of any termination of employment on December 31, 2016, no amount has been included in the table in respect of such bonus payments. To the extent a termination event occurred on a date during 2016 other than December 31, Mr. Smith would be entitled to an amount payable under the annual cash incentive plan for the year of termination (to the extent earned under the terms of the annual cash incentive plan), pro-rated based on the number of days he was employed.

(2)
A portion of the amounts listed in the applicable columns relate to the potential vesting of performance-based restricted shares following a termination of the executive’s employment by us without cause (other than in connection with a change in control), as a result of the executive’s death or disability and with respect to grants made to Mr. Smith, upon his termination of employment with good reason (other than in connection with a change in control). As described in more detail below, upon each of these events, all or a portion of the performance-based restricted shares eligible to vest on the next vesting date would remain outstanding until February 27, 2017 and would vest only if and to the extent the relevant performance targets for such tranche were achieved. The amounts in the applicable columns in respect of the potential vesting of these performance-based restricted shares are based on our actual 2016 performance relative to the applicable performance targets and consist of $535,886 for Mr. Smith; $40,725 for Mr. Richardson; and $20,828 for Ms. Patchett. The remainder of the applicable amounts consists of the accelerated vesting of time-based restricted shares, and in the column under the heading "Termination by us without Cause following Change in Control," additional vesting of performance-based restricted shares, each as described in more detail below.

(3)
The amounts listed in the applicable columns represent the amount payable to the named executive officer under the applicable annual cash incentive plan based on our actual performance in 2016. The amounts reflect a full year of service.

Payments in Connection with Termination of Mr. Ohlendorf
Following the termination of Mr. Ohlendorf's employment without cause on March 18, 2016, he delivered an executed waiver and release acknowledging that all restrictive covenants to which he is a party will remain in force for the periods specified therein. A breach of such covenants will result in the cessation of severance pay and benefits and may result in his being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. The following table sets forth the amounts paid or payable to Mr. Ohlendorf in connection with termination of his employment without cause.

Salary	$1,350,000
Pro-Rata Bonus	$47,206
Severance Bonus	$1,350,000
PTO	$41,538
COBRA	$18,903
Market Value of Accelerated Vesting of Restricted Stock	$397,569
Total	$3,205,217

The salary and severance bonus amounts, which reflect 2.5 times Mr. Ohlendorf’s base salary and his 2016 target bonus, are being paid in equal periodic installments on our regular payroll dates, spanning 18 months, and commenced on the 60th day following his date of termination. The pro-rata bonus was paid in February 2017, which represents the annual cash bonus for 2016 (to the extent earned under the terms of the annual cash incentive plan), pro-rated based on the number of days he was employed. A portion of the amounts listed under market value of accelerated vesting of restricted stock relates to the vesting of performance-based restricted shares following Mr. Ohlendorf's termination. Upon such termination, all or a portion of the performance-based restricted shares eligible to vest on the next vesting date remained outstanding until February 27, 2017 and would vest only if and to the extent the relevant performance targets for such tranche were achieved. The market value of accelerated vesting of these performance-based restricted shares is based on our actual 2016 performance relative to the applicable performance targets, and consists of $63,918. The remainder of the market value of accelerated vesting of restricted stock consists of the accelerated vesting of time-based restricted shares that occurred upon Mr. Ohlendorf's termination.
Severance Policies and Severance Terms Contained in Restricted Share Agreements
We are party to an employment agreement with Mr. Smith, which we entered into in connection with his appointment as Chief Executive Officer in February 2013 and which was amended on April 23, 2015. Our other named executive officers participate in the Severance Policy, initially adopted by the Committee on August 6, 2010 and amended during 2015 and in January 2017, which is described below. In addition to the severance benefits described below, upon any termination of a named executive officer’s employment, the executive will be entitled to receive a payout of up to 160 hours of the executive’s paid time off (PTO) balance.
Employment Agreement with T. Andrew Smith
In the event Mr. Smith’s employment is terminated by us without “cause” or he resigns for “good reason” (each as defined in the employment agreement) in each case other than within 12 months following a “change in control” (as defined in the employment agreement)), upon signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants, he will be entitled to receive the following severance payments and benefits: (i) 250% of his base salary paid in installments over 18 months, (ii) 250% of his target bonus opportunity for the year of his termination paid in installments over 18 months, (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed, and (iv) if then eligible for, and he elects continuation of health coverage under COBRA, we will pay the employer portion of Mr. Smith’s COBRA premium payments for 18 months as if he were still an active employee (the “Severance Benefits”).
If Mr. Smith’s employment is terminated by reason of his death or “disability” (as defined in the employment agreement), Mr. Smith (or his beneficiary or estate, as applicable) will be entitled to receive an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed, subject, in the event of termination by reason of disability, to Mr. Smith signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants.
In the event Mr. Smith’s employment is terminated by us without cause or he resigns for good reason, in each case within 12 months following a change in control, upon signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants, he will be entitled to receive the following severance payments and benefits: (i) 300% of his base salary paid in installments over 18 months, (ii) 300% of his target bonus incentive opportunity for the year of his termination paid in a lump sum on the 60th day following such termination; (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed, and (iv) the Severance Benefits.
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
With respect to any termination of Mr. Smith’s employment, treatment of restricted stock awards will be as provided in the applicable award agreement governing such awards, as described below.
Any payments that are not deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after tax position for Mr. Smith.
The employment agreement contains customary non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Mr. Smith’s employment and for one year following his termination of employment; the non-solicitation restrictions will continue in effect during his employment and for two years following his termination of employment. The confidentiality and mutual non-disparagement obligations will apply during his employment and at all times thereafter. A breach of such covenants will result in the cessation of severance pay and benefits and may result in Mr. Smith’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.
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
Severance Pay Policy, Tier I
On August 6, 2010, the Committee adopted the Severance Policy, which applies to each of the named executive officers other than Mr. Smith, and was amended during 2015 and in January 2017. Messrs. Diab and Richardson and Ms. Baier participate, and Mr. Ohlendorf participated, in the Severance Policy as a “Designated Officer”, and Ms. Patchett participates in the Severance Policy as an “Other Eligible Employee”, which provides less severance pay than the severance pay to which Designated Officers are entitled. The amendment approved by the Committee in January 2017 extended the time period during which a participant would be eligible to receive payments resulting from a separation from service by us without cause or by the named executive officer for good reason following the occurrence of a change in control from a time period of within 12 months following the change in control to a time period of within 18 months following a change in control, and provides that in the event of such a separation from service by an Other Eligible Employee in such circumstance, the Other Eligible Employee will receive an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such Other Eligible Employee was employed and payable when such bonus would otherwise be due. The Severance Policy had been amended in 2015 to provide such pro-rata bonus to Designated Officers.
Additionally, each of Mr. Richardson and Ms. Patchett is a party to a letter agreement with us that provides for additional severance benefits in certain circumstances. The letter agreement with Mr. Richardson provides for severance pay in the event of his separation from service for good reason (other than within 18 months following a change in control) and states that the Severance Policy will not be amended in a manner that is disadvantageous to him without his prior written consent. The letter agreement with Mr. Richardson became effective as of August 6, 2010 and terminated his then-existing employment agreement in consideration of our adoption of the Severance Policy. The letter agreement with Ms. Patchett provides that if Ms. Patchett is entitled to severance pay as an Other Eligible Employee due to her separation from service that occurs on or after January 1, 2017 and on or before December 31, 2017, then she will be entitled to receive additional severance payments of 12 months’ salary at her then current salary in effect. The letter agreement with Ms. Patchett was entered into on December 20, 2016, and superseded a prior letter agreement dated November 16, 2015 providing for substantially similar additional severance pay.
With respect to Designated Officers, pursuant to the Severance Policy (as amended) and Mr. Richardson’s letter agreement, following a “separation from service” (as defined in the Severance Policy) by us without “cause” (as defined in the Severance Policy) or, by Mr. Richardson with “good reason” (as defined in the Severance Policy) (in each case other than within 18 months following a “change in control” (as defined in the Severance Policy)), the named executive officer is entitled to: (i) 250% of such officer’s annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason); (ii) 250% of such officer’s target bonus opportunity for the year of separation from service; (iii) an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such officer was employed and payable when such bonus would otherwise be due; and (iv) if then eligible for, and the officer elects continuation of health coverage under COBRA, we will pay the employer portion of the officer’s COBRA premium payments for 18 months as if he or she were still an active employee (or until a breach of the Severance Policy or such officer becomes eligible for other medical coverage, if earlier). With respect to Ms. Patchett, pursuant to the Severance Policy (as amended) and her letter agreement, following a “separation from service” by us without “cause” (other than within 18 months following a “change in control”), Ms. Patchett is entitled to: (i) 200% of her annual salary at the current rate of base salary in effect at the separation from service; (ii) 75% of her target bonus opportunity for the year of separation from service; and (iii) if then eligible for, and she elects continuation of health coverage under COBRA, we will pay the employer portion of Ms. Patchett’s COBRA premium payments for 12 months as if she were still an active employee (or until a breach of the Severance Policy or she becomes eligible for other medical coverage, if earlier).
With respect to Designated Officers, pursuant to the Severance Policy (as amended) and Mr. Richardson’s letter agreement, following a separation from service by us without cause or by a named executive officer with good reason within 18 months following a “change in control”, the named executive officer is entitled to: (i)  300% of such officer’s annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason); (ii) 300% of such officer’s target bonus incentive opportunity for the year of separation from service paid in a lump sum on the 60th day following such termination; (iii) an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such officer was employed and payable when such bonus would otherwise be due; and (iv) if then eligible for, and the officer elects continuation of health coverage under COBRA, we will pay the employer portion of the officer’s COBRA premium payments for 18 months as if he or she were still an active employee (or until a breach of the Severance Policy or such officer becomes eligible for other medical coverage, if earlier). With respect to Ms. Patchett, pursuant to the Severance Policy (as amended) and her letter agreement, following a separation from service by us without cause or by Ms. Patchett with good reason within 18 months following a “change in control”, Ms. Patchett is entitled to: (i) 200% of her annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason); (ii) 100% of her target bonus incentive opportunity for the year of separation from service; (iii) an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed and payable when such bonus would otherwise be due; and (iv) if then eligible for, and the officer elects continuation of health coverage under COBRA, we will pay the employer portion of Ms. Patchett’s COBRA premium payments for 12 months as if she were still an active employee (or until a breach of the Severance Policy or she becomes eligible for other medical coverage, if earlier). If payments pursuant to the Severance Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.
Except as otherwise noted above, severance pay will be paid to the named executive officers in equal periodic installments on our regular payroll dates, spanning 18 months (or 12 months in the case of Ms. Patchett), and commencing on the 60th day following an executive’s “qualifying separation from service” (as defined in the Severance Policy and modified, in the case of Mr. Richardson, by his letter agreement) so long as such executive has signed and returned a waiver and release and the seven day revocation period for the signed release has expired. A named executive officer must acknowledge in such release that all restrictive covenants to which he or she is a party will remain in force for the period specified in such covenants and the severance pay such executive is entitled to as additional consideration for such restrictive covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in such executive’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.
Outstanding Restricted Share Agreements
Under the terms of outstanding awards of time-based restricted stock held by our named executive officers (other than Mr. Smith’s outstanding award of time-based restricted stock granted in 2015 and eligible to vest on February 27, 2018), if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Mr. Smith’s awards if he terminates his employment for good reason), the next tranche of unvested shares will immediately vest. All other time-based shares would be forfeited in such event. Upon the occurrence of a change in control, the next tranche of unvested time-based shares will immediately vest. All other shares would remain outstanding and would vest on the previously established vesting dates, subject to continued employment. In addition, in the event an executive’s employment is terminated without cause by us, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested time-based shares will immediately vest.
With respect to Mr. Smith’s time-based restricted stock award granted in 2015 and eligible to vest on February 27, 2018, if Mr. Smith’s employment is terminated by us without cause, he terminates his employment for good reason, his employment is terminated by reason of death or disability, or a change in control occurs, one-third of such shares would vest if such termination or change in control occurred on or prior to February 27, 2016, two-thirds of such shares would vest if the termination or change in control occurred after such date and on or prior to February 27, 2017, and the full award would vest if the termination or change in control occurred after February 27, 2017. All time-based shares that do not vest in connection with termination of employment would be forfeited, and all time-base shares that do not vest upon a change in control would remain outstanding and would vest on the previously established vesting dates, subject to continued employment. In addition, in the event Mr. Smith’s employment is terminated without cause by us, or Mr. Smith terminates employment for good reason, within 12 months following such change in control, all remaining unvested time-based shares will immediately vest.
Under the terms of outstanding awards of performance-based restricted stock held by our named executive officers, if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Mr. Smith’s awards, he terminates his employment for good reason), all shares eligible to vest on the next vesting date would remain outstanding until the next vesting date (with all other shares from the performance-based grant being immediately forfeited) and would vest only if and to the extent that the relevant performance targets for such tranche are achieved. However, with respect to such outstanding awards, if the termination occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, the officer would only be able to achieve vesting of up to 25% or 50%, respectively, of the performance shares based on our one-year or two-year CAGR of CFFO per share, Adjusted CFFO per share or Combined Adjusted Free Cash Flow, as applicable, respectively.
Under the terms of outstanding awards of performance-based restricted stock held by our named executive officers, upon the occurrence of a change in control, all of the shares would automatically convert to time-based vesting. In addition, upon the date of the change in control, the next tranche of these shares would immediately vest. However, with respect to outstanding awards of annual grants of performance-based restricted stock, if the termination occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, only 25% or 50%, respectively, of such shares would vest. All other shares would remain outstanding and would vest on the previously established vesting dates, subject to continued employment. In the event an executive’s employment is terminated without cause by us, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested shares will immediately vest.
Definitions of Change in Control, Cause and Good Reason
Under Mr. Smith’s employment agreement, the Severance Policy applicable to the other named executive officers, our Omnibus Stock Incentive Plan and our 2014 Omnibus Incentive Plan, a “change in control” shall be deemed to have occurred if (a) any person (other than, for purposes of the Omnibus Stock Incentive Plan, certain affiliates of Fortress Investment Group LLC) becomes the beneficial owner of securities representing fifty percent (50%) or more of the combined voting power of our outstanding securities (not including in the securities beneficially owned by such person, any securities acquired directly from us or any of our affiliates); (b) we or any of our subsidiaries merge or consolidate with any other corporation, except when the individuals who comprise our Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the surviving entity (or its ultimate parent); or (c) our stockholders approve a plan of liquidation or dissolution or we complete the sale of all or substantially all of our assets (other than a sale to an entity, at least fifty percent (50%) of the combined voting power of the securities of which are owned by our stockholders after the transaction in substantially the same proportions as their ownership of us prior to the transaction, or other than a sale immediately following which the individuals who comprise the our Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the entity to which the assets are sold (or its ultimate parent)). In addition, for purposes of our 2014 Omnibus Incentive Plan, a "change in control" shall be deemed to have occurred if the following individuals cease for any reason to constitute a majority of the number of directors then serving on the Board of Directors: individuals who were directors on June 5, 2014 and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation, relating to the election of directors) whose appointment or election by the Board of Directors or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on June 5, 2014 or whose appointment, election or nomination for election was previously so approved or recommended. In any event, a “change of control” shall not be deemed to have occurred by virtue of the consummation of any transaction (or series of integrated transactions) immediately following which our stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of the us immediately following such transaction(s).
Under Mr. Smith’s employment agreement and the Severance Policy, “cause” means (a) conviction of, guilty plea concerning or confession of any felony; (b) any act of fraud, theft or embezzlement committed by the executive in connection with our or our subsidiaries’ business, (c) any material breach of any reasonable and lawful rule or directive of us; (d) the gross or willful neglect of duties or gross misconduct by the executive; or (e) the habitual use of drugs or habitual, excessive use of alcohol to the extent that any of such uses in the Board’s good faith determination materially interferes with the performance of the executive’s duties. For purposes of Mr. Smith’s employment agreement, “cause” is also defined to include any material breach by Mr. Smith of the agreement, after notice and opportunity to cure.
Under Mr. Smith’s employment agreement and the Severance Policy applicable to the other named executive officers, “good reason” means the occurrence, without the executive’s written consent, of any of the following circumstances, unless such circumstances are fully corrected by us within thirty (30) days following written notice by the executive that he or she intends to terminate employment for one of the reasons set forth below: (i) the failure by us to pay to the executive any portion of his or her base salary or bonus within thirty (30) days of the date such compensation is due; (ii) the relocation of the executive’s principal office to a location outside a fifty (50) mile radius from the executive’s principal office location at the time of entering into the employment agreement or severance letter (as applicable); or (iii) the executive is assigned duties, compensation or responsibilities that are materially and significantly reduced with respect to the scope or nature of the duties, compensation and/or responsibilities associated with the executive’s position. For purposes of Mr. Smith’s employment agreement, “good reason” is also defined to include any material breach by us of the agreement.
Compensation Committee Interlocks and Insider Participation
During 2016, the Committee was composed of Mr. Bumstead, Ms. Clegg, Mr. Leeds and Mr. Wielansky. None of these persons has at any time been an officer or employee of us or any of our subsidiaries. In addition, there are no relationships among our executive officers, members of the Committee or entities whose executives serve on the Board of Directors or the Committee that require disclosure under applicable SEC regulations.
COMPENSATION OF DIRECTORS
The director compensation program for 2016 and currently in effect for 2017 available to each director who is not an employee or consultant of ours (other than Mr. Decker, whose compensation arrangements are described separately below) consists of (i) an annual cash retainer; (ii) an additional cash retainer for serving as Chair of the Audit, Compensation, Nominating and Corporate Governance or Investment Committees; (iii) an annual award of immediately vested common stock; and (iv) cash meeting fees. In addition, under this program each new independent director joining the Board is awarded shares of time-based restricted stock. Details regarding our non-employee director compensation program and the compensation arrangements available to Mr. Decker for his service as a Class I director and as Chairman of the Board are described below.
Non-Employee Director Compensation Program
During 2016, the Committee conducted its annual review of the non-employee director compensation program applicable to each non-employee director (other than Mr. Decker, whose compensation arrangements are described separately below), including receiving a report from F.W. Cook of the practices of the peer group utilized by the Committee when reviewing our executive compensation program. The Committee determined not to make any changes to the non-employee director compensation program. Our non-employee director compensation program consists of the following elements:

Non-Employee Director Compensation Program for 2016
Cash Fees
Annual Retainer	$100,000
Annual Committee Chair Retainers:
Audit	$20,000
Compensation/Nominating and Corporate Governance	$15,000
Investment	$10,000
Meeting Fees
Per Board Meeting Attended	$3,000
Per Committee Meeting Attended	$2,000

Equity Awards
Annual Grant of Immediately Vested Stock	$100,000
Initial Grant of Restricted Stock (for new directors)	$100,000

Cash Fees. All of the cash amounts are payable quarterly in arrears. Applicable cash retainers are pro-rated to reflect a partial year’s service for directors who serve on the Board or as Chair of a standing committee for less than the full year. Cash meeting fees are paid to a director or committee member for attendance in person or telephonically. Each director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of their quarterly cash compensation. The number of shares or restricted stock units to be issued is based on the closing price of our common stock on the date of issuance, or if such date is not a trading date, on the previous trading day’s closing price. Each restricted stock unit will be payable in the form of one share of our common stock following the director’s termination of service as a member of the Board of Directors.
Annual Grant of Immediately Vested Stock. Each non-employee director receives an award of immediately vested common stock with a grant date fair value of approximately $100,000 for the year just served, anticipated to be granted in February each year. Directors joining the Board during the year are eligible to receive a pro-rated award to reflect a partial year’s service. Directors are given the opportunity to elect to receive restricted stock units in lieu of immediately vested common stock under which the shares would be received upon their retirement from the Board of Directors. Our directors are generally eligible to receive stock grants under our 2014 Omnibus Incentive Plan, and the shares of immediately vested common stock or restricted stock units are granted under such plan.
Initial Grant of Restricted Stock. Each new non-employee director joining the Board is granted an award of shares of time-based restricted stock with a value of approximately $100,000 based on the closing price of our common stock on the date of grant. The shares will vest, subject to the director’s continued service, on the first anniversary of the date of grant. The shares are granted under our 2014 Omnibus Incentive Plan. During 2016, no new directors joined the Board and, therefore, no shares of restricted stock were granted to our non-employee directors during 2016.
Compensation of Chairman of the Board
During 2016, Mr. Decker served as Non-Executive Chairman of the Board through October 31, 2016, and effective November 1, 2016, he was appointed as Executive Chairman of the Board. Compensation decisions regarding Mr. Decker’s service as Non-Executive Chairman of the Board were made in connection with his appointment as a Class I director and as the Non-Executive Chairman of the Board in 2015. For his service through October 31, 2016, Mr. Decker received an annual cash retainer of $100,000 for his service as a non-employee director and cash meeting fees of $3,000 for each meeting of the Board and $2,000 for each meeting of the committees of the Board that he attended in person or by phone in his capacity as a member or Chairman of the Board, subject to a maximum of $75,000 of meeting fees each fiscal year. In addition, for his service as Non-Executive Chairman of the Board, Mr. Decker received an annual cash retainer of $250,000. Mr. Decker was also eligible to receive coverage for himself and his dependents under our group health plan on the terms generally applicable to other participants in such plan.
In connection with Mr. Decker’s appointment as Executive Chairman of the Board, the Compensation Committee reviewed with F.W. Cook the compensation to be paid to Mr. Decker for his service in such additional executive capacity. Upon the recommendation of the Compensation Committee, the Board of Directors approved certain changes to Mr. Decker’s previously existing compensation arrangements effective November 1, 2016. He will continue to receive an annual cash retainer of $100,000 for his service as a director and be entitled to cash meeting fees, subject to a maximum of $75,000 of meeting fees each fiscal year as described above. In addition, his annual cash retainer for service as Chairman of the Board was increased from $250,000 to $500,000 while he is serving as Executive Chairman of the Board. For Mr. Decker's service as Executive Chairman of the Board through 2017, on November 7, 2016, the Committee awarded 26,246 shares of time-based restricted stock and 26,245 shares of performance-based restricted stock under our 2014 Omnibus Incentive Plan.
The time-based shares will vest ratably in three annual installments, subject to his continued service as a director or employee, beginning on December 31, 2017. The performance-based shares will vest on December 31, 2017, subject to his continued service as a director or employee and dependent upon the level of achievement of performance goals established by the Committee, with any such shares that do not vest to be forfeited. The performance targets for such performance-based shares are based on our Total Shareholder Return, which will compare the closing price of our common stock on the date of grant, or $12.78, to the volume weighted average price per share of our common stock for the 15 consecutive trading days ending December 29, 2017, assuming any dividends or distributions paid during such period are reinvested in our common stock. Achievement of the threshold level of performance, or Total Shareholder Return of at least 10% but less than 20%, will result in the vesting of 50% of such shares, and achievement of the targeted level of performance (or above), or Total Shareholder Return of 20% or above, will result in the vesting of 100% of such shares. Vesting will not be interpolated between the threshold and target performance targets. The restricted stock agreements entitle Mr. Decker to receive dividends on unvested restricted shares, to the extent that any such dividends are declared in the future.
The restricted stock agreements for such time- and performance-based awards provide that upon the occurrence of a change in control (as defined in our 2014 Omnibus Incentive Plan), any unvested shares will immediately vest. The restricted stock agreement for the time-based award provides that if Mr. Decker’s service as a director and employee is terminated by death or disability (as defined in our 2014 Omnibus Incentive Plan), then the restricted shares normally subject to vesting at the next vesting date will immediately vest and any remaining unvested restricted shares will be forfeited upon such date. The restricted stock agreement for the performance-based awards provide that if Mr. Decker's service as a director and employee is terminated by death or disability, then any outstanding unvested shares will immediately vest. Both restricted stock agreements provide that if Mr. Decker’s service as a director has been terminated without cause (as defined in our 2014 Omnibus Incentive Plan) prior to December 31, 2017 and his service as an employee has been terminated by death or disability, by us without cause or by Mr. Decker for good reason (as defined in the restricted stock agreement), prior to December 31, 2017, then any outstanding unvested shares will immediately vest.
Mr. Decker will also continue to be eligible to receive coverage for himself and his dependents under our group health plan on the terms generally applicable to other participants in such plan, and he will not participate in the Severance Policy applicable to our other executive officers. In lieu thereof, we entered into a letter agreement with Mr. Decker pursuant to which he will be eligible to continue to receive the cash compensation that would have been payable to him through December 31, 2017 if his service as Executive Chairman of the Board is terminated without cause (as defined in our 2014 Omnibus Incentive Plan) prior to such date.
The cash retainers described above were prorated during 2016 to reflect Mr. Decker’s appointment as Executive Chairman of the Board effective November 1, 2016. His cash retainers and meeting fees were paid quarterly in arrears during 2016. While he served as Non-Executive Chairman of the Board, Mr. Decker had the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his quarterly cash compensation on the same terms as offered to the other non-employee directors.
Other Director Compensation Arrangements
Mr. Smith, our President and Chief Executive Officer, does not receive separate compensation for his service on our Board of Directors. Information regarding compensation awarded to, earned by or paid to Mr. Smith for his service as an executive officer is included in “Compensation of Executive Officers” above.
Director Compensation for 2016
The following table sets forth certain summary information for the year ended December 31, 2016 with respect to the compensation awarded to, earned by, or paid to our directors (other than Mr. Smith). Information regarding compensation awarded to, earned by or paid to Mr. Smith for his service as an executive officer is included in “Compensation of Executive Officers” above.

Name	Fees Earned or Paid in Cash		Stock Awards(1)(2)		All Other Compensation		Total
Frank M. Bumstead	$221,000		$99,995	(3)	––		$320,995
Jackie M. Clegg	$240,000	(4)	$99,995	(3)	––		$339,995
Daniel A. Decker	$479,167	(5)	$591,313	(6)	$11,685	(7)	$1,082,164
Jeffrey R. Leeds	$222,000		$99,995	(3)	––		$321,995
Mark J. Parrell	$190,000		$69,306	(8)	––		$259,306
William G. Petty, Jr.	$209,000	(9)	$99,995	(3)	––		$308,995
James R. Seward	$210,000		$99,995	(3)	––		$309,995
Lee S. Wielansky	$205,000		$69,306	(8)	––		$274,306
_________________

(1)
Represents the aggregate grant date fair value of awards of immediately vested stock, restricted stock and/or restricted stock units computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. See Note 13 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards.

(2)
As of December 31, 2016: (i) none of the directors held any unvested stock awards, except that Mr. Decker held 42,913 shares of time-based restricted stock and 26,245 shares of performance-based restricted stock; and (ii) each of the following directors held the following number of vested restricted stock units: Ms. Clegg—6,850 and Mr. Decker—10,348.

(3)	Represents the grant date fair value of 6,901 immediately vested shares awarded on February 26, 2016.

(4)
Ms. Clegg elected to receive immediately vested shares in lieu of a portion of her cash compensation for 2016. The reported amount includes: 1,777 immediately vested shares issued on April 1, 2016 for service during the first quarter of 2016 with a grant date fair value of $27,863; 1,501 immediately vested shares issued on July 1, 2016 for service during the second quarter of 2016 with a grant date fair value of $23,866; 1,482 immediately vested shares issued on October 1, 2016 for service during the third quarter of 2016 with a grant date fair value of $25,861; and 3,411 immediately vested shares issued on January 1, 2017 for service during the fourth quarter of 2016 with a grant date fair value of $42,365.

(5)
Mr. Decker elected to receive restricted stock units in lieu of a portion of his cash compensation for 2016. The reported amount includes: 3,651 restricted stock units issued on April 1, 2016 for service during the first quarter of 2016 with a grant date fair value of $57,248; 3,474 restricted stock units issued on July 1, 2016 for service during the second quarter of 2016 with a grant date fair value of $55,237; 3,223 restricted stock units issued on October 1, 2016 for service during the third quarter of 2016 with a grant date fair value of $56,241; and 5,199 restricted stock units issued on January 1, 2017 for service during the fourth quarter of 2016 with a grant date fair value of $64,572.

(6)
Represents the grant date fair value of $335,424 with respect to 26,246 shares of time-based restricted stock and of $255,889 with respect to 26,245 shares of performance-based restricted stock, each awarded on November 7, 2016.

(7)
Includes $10,243 of premiums paid by the Company in 2016 for continued group health plan coverage for Mr. Decker and his dependents during his service as Non-Executive Chairman of the Board through October 31, 2016, and amounts paid by the Company for Mr. Decker’s commuting to the Company’s Nashville headquarters during his service as Executive Chairman of the Board beginning November 1, 2016.

(8)	Represents the grant date fair value of 4,783 immediately vested shares awarded on February 26, 2016.

(9)
Mr. Petty elected to receive immediately vested shares in lieu of a portion of his cash compensation for 2016. The reported amount includes: 1,482 immediately vested shares issued on April 1, 2016 for service during the first quarter of 2016 with a grant date fair value of $23,238; 1,525 immediately vested shares issued on July 1, 2016 for service during the second quarter of 2016 with a grant date fair value of $24,248; 1,217 immediately vested shares issued on October 1, 2016 for service during the third quarter of 2016 with a grant date fair value of $21,237; and 2,878 immediately vested shares issued on January 1, 2017 for service during the fourth quarter of 2016 with a grant date fair value of $35,745.

Director Stock Ownership Guidelines
The Board of Directors has adopted Stock Ownership Guidelines that require each of our non-employee directors to maintain ownership of a number of shares of our common stock with a value equal to three times the non-employee director’s annual cash retainer for service on the Board, exclusive of any retainers for service as the Chairman of the Board or of any committee and any cash meeting fees. The Board of Directors has determined that Mr. Decker will continue to be subject to the stock ownership guidelines applicable to non-employee directors following his appointment as the Executive Chairman of the Board beginning November 1, 2016, rather than the guidelines applicable to our executive officers.
The expected level of ownership may be met through stock purchased by the director or his or her spouse in the market and/or through stock received upon vesting of equity awards. Unvested equity awards do not generally count toward satisfaction of the guidelines unless elected to be received by the director in lieu of cash compensation.
Stock ownership levels are required to be achieved by the later of (i) February 5, 2019 (i.e., five years after their initial adoption) or (ii) the fifth anniversary of the director’s initial appointment or election to the Board of Directors. Until the expected ownership level is achieved, each director is expected to retain at least 50% of any shares obtained through our stock incentive plans.
As of the date hereof, each of our current independent directors and Mr. Decker holds a number of shares in excess of the number required by the guidelines, except for Mr. Parrell, who was appointed to the Board of Directors in April 2015. Mr. Parrell will be expected to retain at least 50% of any shares that he obtains through our stock incentive plans until he holds shares in excess of the number required by the guidelines.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of April 24, 2017, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group, based on 191,660,600 shares of our common stock (including restricted shares) outstanding as of that date. Unless otherwise indicated, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

	Nature and Amount of Beneficial Ownership
Name of Beneficial Owner	Shares Owned(1)	Percentage
Executive Officers and Directors
T. Andrew Smith	904,939	*
Labeed S. Diab	293,165	*
Lucinda M. Baier	237,736	*
Bryan D. Richardson	271,584	*
Mary Sue Patchett	143,045	*
Daniel A. Decker(2)	184,441	*
Frank M. Bumstead	127,967	*
Jackie M. Clegg(2)	60,230	*
Jeffrey R. Leeds	70,690	*
Mark J. Parrell(3)	14,289	*
William G. Petty, Jr.(4)	46,080	*
James R. Seward	72,121	*
Lee S. Wielansky	24,289	*
All executive officers and directors as a group (16 persons)	2,859,911	1.5%

5% Stockholders
Glenview Capital Management, LLC(5)	16,630,415	8.7%
The Vanguard Group(6)	14,723,435	7.7%
BlackRock, Inc.(7)	14,452,850	7.5%
Senator Investment Group LP(8)	13,700,000	7.2%
Invesco Ltd(9)	13,429,352	7.0%
Brookfield Asset Management, Inc.(10)	11,551,213	6.0%
________________

*	Less than 1%

(1)	Consists of shares held, including all shares of restricted stock held (whether or not such restricted shares have transfer and/or voting restrictions).

(2)
Includes the following number of vested restricted stock units held by the director, which were issued at the director’s election in lieu of a portion of his or her quarterly cash compensation as a director: Mr. Decker—15,547 units; and Ms. Clegg—6,850 units.

(3)	Includes 6,738 vested restricted stock units held by Mr. Parrell, which were issued at Mr. Parrell’s election in lieu of his annual grant of unrestricted stock as a director.

(4)	Includes 400 shares held indirectly by a trust in which Mr. Petty’s daughter is the beneficiary and 4,000 shares held by a trust in which Mr. Petty is the beneficiary.

(5)
Information regarding Glenview Capital Management, LLC ("Glenview") is based solely on a Schedule 13G/A filed with the SEC on February 14, 2017 by Glenview and Larry Robbins. Glenview reported that it has shared voting power and shared dispositive power with respect to 16,630,415 shares. The address of the principal business office of Glenview is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

(6)
Information regarding The Vanguard Group ("Vanguard") is based solely on a Schedule 13G/A filed with the SEC on February 10, 2017 by Vanguard. Vanguard reported that it has sole voting power with respect to 110,432 shares, shared voting power with respect to 20,527 shares, sole dispositive power with respect to 14,602,292 shares and shared dispositive power with respect to 121,143 shares. The address of the principal business office of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(7)
Information regarding BlackRock, Inc. ("BlackRock") is based solely on a Schedule 13G filed with the SEC on January 30, 2017 by BlackRock. BlackRock reported that it has sole voting power with respect to 13,766,960 shares and sole dispositive power with respect to 14,452,850 shares. The address of the principal business office of BlackRock is 55 East 52nd Street, New York, New York 10055.

(8)
Information regarding Senator Investment Group LP ("Senator") is based solely on a Schedule 13G/A filed with the SEC on February 10, 2017 by Senator, Alexander Klabin and Douglas Silverman. Senator reported that it has shared voting power and shared dispositive power with respect to 13,700,000 shares. The address of the principal business office of Senator is 510 Madison Avenue, 28th Floor, New York, New York 10022.

(9)
Information regarding Invesco Ltd. ("Invesco") is based solely on a Schedule 13G/A filed with the SEC on February 7, 2017 by Invesco. Invesco reported that it has sole voting power with respect to 12,644,701 shares and sole dispositive power with respect to 13,429,352 shares. The address of the principal business office of Invesco is 1555 Peachtree Street NE, Suite 1800, Atlanta GA 30309.

(10)
Information regarding Brookfield Asset Management, Inc. ("Brookfield") is based solely on a Schedule 13G filed with the SEC on February 14, 2017 by Brookfield, Brookfield Investment Management Inc. and Partners Limited. Brookfield reported that it has shared voting power with respect to 9,498,312 shares and shared dispositive power with respect to 11,551,213 shares. The address of the principal business office of Brookfield is 181 Bay Street, Suite 330, Toronto, Ontario, Canada, M5J2T3.

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
________________

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

(3)
Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each non-employee/non-consultant director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance, or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

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

Since December 31, 2015, there have not been any related person transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Director Independence
Our Board of Directors has affirmatively determined that Ms. Clegg and Messrs. Bumstead, Leeds, Parrell, Petty, Seward and Wielansky are “independent” under Section 303A.02 of the listing standards of the NYSE. In each case, the Board of Directors affirmatively determined that none of such individuals had a material relationship with the Company. In making these determinations, the Board of Directors considered all relevant facts and circumstances, as required by applicable NYSE listing standards.
There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by our Board of Directors in making the required independence determinations. None of the directors that were deemed independent had any relationship with us (other than as a director or stockholder).

Item 14.	Principal Accounting Fees and Services.
In connection with the audit of the 2016 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP ("E&Y") which sets forth the terms by which E&Y has performed audit services for the Company. That agreement is subject to alternative dispute resolution procedures. The Audit Committee specifically considered such procedures and determined that they were appropriate and consistent with the Company’s use of alternative dispute resolution generally in other circumstances.
Set forth below are the aggregate fees billed by E&Y during 2016 and 2015 for all audit, audit related, tax and other services provided by E&Y to the Company.

	2016	2015
Audit Fees	$2,175,000	$2,340,000
Audit-Related Fees	1,995	1,995
Tax Fees	—	24,651
All Other Fees	—	—
Total	$2,176,995	$2,366,646

“Audit Fees” include fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports (Forms 10-Q) and fees for the audit of internal control over financial reporting.
“Audit-Related Fees” include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are traditionally performed by the independent registered public accounting firm.
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
“All Other Fees” include fees paid by the Company to E&Y that are not included in the three paragraphs above. There were no services in that category in 2016 or 2015.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee of the Board of Directors has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all fees paid to, and all services performed by, the Company’s independent registered public accounting firm. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by any such firm during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved in compliance with the Audit Committee pre-approval policies and procedures described herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1)    The following documents required under this item were filed as part of the Original Filing:

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

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.

By:        /s/ T. Andrew Smith
Name:    T. Andrew Smith
Title:    President and Chief Executive Officer
Date:    April 28, 2017

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
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 30, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 6, 2017 (File No. 001-32641)).

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

10.1.5
Fourth Amendment to Amended and Restated Master Lease and Security Agreement and Amendment to Guaranty, dated as of November 18, 2016, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor.†#

10.1.6
Fifth Amendment to Amended and Restated Master Lease and Security Agreement and Amendment to Guaranty, dated as of November 18, 2016, by and among HCP, Inc. and the other lessors named therein, Emeritus Corporation and the other lessees named therein, and the Company as guarantor.†#

1

10.1.7
Sixth Amendment to Amended and Restated Master Lease and Security Agreement, dated as of November 18, 2016, by and among HCP, Inc. and the other lessors named therein and Emeritus Corporation and the other lessees named therein and reaffirmed and consented to by the Company as guarantor.#

10.2
Fourth Amended and Restated Credit Agreement, dated as of December 19, 2014, among certain subsidiaries of the Company, General Electric Capital Corporation, as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2014 (File No. 001-32641)).

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

2

10.16.1
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2009 (File No. 001-32641)) (the "Omnibus Stock Incentive Plan").*

10.16.2
First Amendment to the Omnibus Stock Incentive Plan effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2009 (File No. 001-32641)).*

10.17
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.18
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.19
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.20
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2011 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32641)).*

10.21
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.22
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.23
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.24
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.25
Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2014 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.26
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.27
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.28
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.29
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

3

10.30
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.31
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.32
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.33
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.34
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for New Directors) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.35
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of October 1, 2015, by and between the Company and Daniel A. Decker (Time-Vesting) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-32641)).*

10.36	Restricted Share Agreement under the Omnibus Incentive Plan, dated as of November 7, 2016, by and between the Company and Daniel A. Decker (Time-Vesting).*#
10.37	Restricted Share Agreement under the Omnibus Incentive Plan, dated as of November 7, 2016, by and between the Company and Daniel A. Decker (Performance-Vesting).*#
10.38
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32641)).*

10.39
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.40.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.40.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.41.1
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.41.2
Amendment No. 1 to Severance Pay Policy, Tier I, adopted by the Company on April 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.41.3
Amendment No. 2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-32641)).*

10.42.1
Employment Agreement, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.42.2
Amendment No. 1 to Employment Agreement dated as of April 23, 2015 by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

4

10.43
Restricted Share Agreement (Time-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.44
Restricted Share Agreement (Performance-Vesting) under the Omnibus Stock Incentive Plan, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.45
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (2-Year Performance-Vesting) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.46
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of February 5, 2015, by and between the Company and T. Andrew Smith (3-Year Cliff Vesting) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.47.1
Offer Letter Agreement by and between the Company and Labeed Diab (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 12, 2016 (File no. 001-32641)).*

10.47.2
Addendum to Offer Letter dated April 6, 2016 between the Company and Labeed S. Diab (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2016 (File No. 001-32641)).*

10.48.1
Offer Letter Agreement by and between the Company and Lucinda Baier (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-32641)).*

10.48.2
Addendum to Offer Letter dated April 6, 2016 between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 12, 2016 (File No. 001-32641)).*

10.49.1
Severance Letter Agreement dated November 16, 2015, by and between the Company and Mary Sue Patchett (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-32641)).*

10.49.2	Severance Letter Agreement dated December 20, 2016 by and between the Company and Mary Sue Patchett.*#
10.50	Letter Agreement dated as of November 7, 2016 by and between the Company and Daniel A. Decker.*#
10.51	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
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

5

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

6