Form 10-Q
period 2017-03-31
Brookdale Senior Living Inc.
filed 2017-05-10
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 5, 2017, 186,199,291 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$59,237	$216,397
Cash and escrow deposits – restricted	30,070	32,864
Accounts receivable, net	138,149	141,705
Assets held for sale	106,344	97,843
Prepaid expenses and other current assets, net	139,917	130,695
Total current assets	473,717	619,504
Property, plant and equipment and leasehold intangibles, net	6,512,179	7,379,305
Cash and escrow deposits – restricted	31,484	28,061
Investment in unconsolidated ventures	203,297	167,826
Goodwill	710,783	705,476
Other intangible assets, net	82,114	83,007
Other assets, net	224,514	234,508
Total assets	$8,238,088	$9,217,687
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$174,714	$145,649
Current portion of capital and financing lease obligations	58,834	69,606
Trade accounts payable	63,542	77,356
Accrued expenses	292,145	328,037
Refundable entrance fees and deferred revenue	113,842	106,946
Tenant security deposits	3,251	3,548
Total current liabilities	706,328	731,142
Long-term debt, less current portion	3,389,339	3,413,998
Capital and financing lease obligations, less current portion	1,544,316	2,415,914
Deferred liabilities	252,998	267,364
Deferred tax liability	169,263	80,646
Other liabilities	221,212	230,891
Total liabilities	6,283,456	7,139,955
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2017 and December 31, 2016; 194,977,351 and 193,224,082 shares issued and 191,798,950 and 190,045,681 shares outstanding (including 5,595,620 and 4,608,187 unvested restricted shares), respectively	1,918	1,900
Additional paid-in-capital	4,105,640	4,102,397
Treasury stock, at cost; 3,178,401 shares at March 31, 2017 and December 31, 2016	(56,440)	(56,440)
Accumulated deficit	(2,096,179)	(1,969,875)
Total Brookdale Senior Living Inc. stockholders' equity	1,954,939	2,077,982
Noncontrolling interest	(307)	(250)
Total equity	1,954,632	2,077,732
Total liabilities and equity	$8,238,088	$9,217,687

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue
Resident fees	$1,016,927	$1,061,148
Management fees	15,894	16,780
Reimbursed costs incurred on behalf of managed communities	183,945	185,228
Total revenue	1,216,766	1,263,156

Expense
Facility operating expense (excluding depreciation and amortization of $114,879 and $114,103, respectively)	674,542	715,902
General and administrative expense (including non-cash stock-based compensation expense of $7,774 and $9,769, respectively)	65,560	92,621
Transaction costs	7,593	850
Facility lease expense	88,807	96,689
Depreciation and amortization	127,487	127,137
Asset impairment	20,706	3,375
Costs incurred on behalf of managed communities	183,945	185,228
Total operating expense	1,168,640	1,221,802
Income from operations	48,126	41,354

Interest income	631	702
Interest expense:
Debt	(40,573)	(43,990)
Capital and financing lease obligations	(49,859)	(50,579)
Amortization of deferred financing costs and debt premium (discount)	(2,591)	(2,310)
Change in fair value of derivatives	(46)	(24)
Debt modification and extinguishment costs	(61)	(1,110)
Equity in earnings of unconsolidated ventures	981	1,018
(Loss) gain on sale of assets, net	(603)	2,749
Other non-operating income	1,662	5,038
Income (loss) before income taxes	(42,333)	(47,152)
Provision for income taxes	(84,028)	(1,665)
Net income (loss)	(126,361)	(48,817)
Net (income) loss attributable to noncontrolling interest	57	42
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(126,304)	$(48,775)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.68)	$(0.26)

Weighted average shares used in computing basic and diluted net income (loss) per share	185,689	185,153

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31, 2017
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2017	190,046	$1,900	$4,102,397	$(56,440)	$(1,969,875)	$2,077,982	$(250)	$2,077,732
Compensation expense related to restricted stock grants	—	—	7,774	—	—	7,774	—	7,774
Net income (loss)	—	—	—	—	(126,304)	(126,304)	(57)	(126,361)
Issuance of common stock under Associate Stock Purchase Plan	50	1	598	—	—	599	—	599
Restricted stock, net	2,052	20	(20)	—	—	—	—	—
Shares withheld for employee taxes	(349)	(3)	(5,109)	—	—	(5,112)	—	(5,112)
Balances at March 31, 2017	191,799	$1,918	$4,105,640	$(56,440)	$(2,096,179)	$1,954,939	$(307)	$1,954,632

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(126,361)	$(48,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	54	139
Depreciation and amortization, net	130,078	129,447
Asset impairment	20,706	3,375
Equity in earnings of unconsolidated ventures	(981)	(1,018)
Distributions from unconsolidated ventures from cumulative share of net earnings	439	—
Amortization of deferred gain	(1,093)	(1,093)
Amortization of entrance fees	(1,198)	(926)
Proceeds from deferred entrance fee revenue	1,927	3,087
Deferred income tax provision	83,310	934
Change in deferred lease liability	(3,007)	3,935
Change in fair value of derivatives	46	24
Loss (gain) on sale of assets, net	603	(2,749)
Non-cash stock-based compensation	7,774	9,769
Non-cash interest expense on financing lease obligations	6,156	6,439
Amortization of (above) below market lease, net	(1,697)	(1,733)
Other	(1,398)	(2,330)
Changes in operating assets and liabilities:
Accounts receivable, net	3,556	(2,738)
Prepaid expenses and other assets, net	(8,630)	(36,554)
Accounts payable and accrued expenses	(51,627)	(1,388)
Tenant refundable fees and security deposits	(297)	(226)
Deferred revenue	8,406	12,766
Net cash provided by operating activities	66,766	70,343

Cash Flows from Investing Activities
Increase in lease security deposits and lease acquisition deposits, net	(420)	(1,210)
(Increase) decrease in cash and escrow deposits — restricted	(629)	72
Additions to property, plant and equipment and leasehold intangibles, net	(48,928)	(108,510)
Acquisition of assets, net of related payables and cash received	—	(12,157)
Investment in unconsolidated ventures	(185,971)	(2,365)
Distributions received from unconsolidated ventures	1,807	1,724
Proceeds from sale of assets, net	31,675	45,584
Property insurance proceeds	1,398	2,330
Other	696	84
Net cash used in investing activities	(200,372)	(74,448)

Cash Flows from Financing Activities
Proceeds from debt	34,455	177,370
Repayment of debt and capital and financing lease obligations	(52,273)	(84,016)
Proceeds from line of credit	—	448,500
Repayment of line of credit	—	(548,500)
Payment of financing costs, net of related payables	(321)	(818)
Proceeds from refundable entrance fees, net of refunds	(902)	(593)
Payment on lease termination	—	(4,625)
Payments of employee taxes for withheld shares	(5,112)	(965)
Other	599	585
Net cash used in financing activities	(23,554)	(13,062)
Net decrease in cash and cash equivalents	(157,160)	(17,167)
Cash and cash equivalents at beginning of period	216,397	88,029
Cash and cash equivalents at end of period	$59,237	$70,862

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2017, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 15, 2017.

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

Management Fees

The Company manages certain communities under contracts which provide for payment to the Company of a periodic management fee. Management fees are generally determined by an agreed upon percentage of gross revenues (as defined) and are recorded monthly. Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. Incentive fee revenue is recorded at the conclusion of the contract year at the amount due pursuant to the contractual arrangements.

Reimbursed Costs Incurred on Behalf of Managed Communities

The Company manages certain communities under contracts which provide for payment to the Company of a periodic management fee plus reimbursement of certain operating expenses. Where the Company is the primary obligor with respect to any such operating expenses, the Company recognizes revenue when the goods have been delivered or the service has been rendered and the Company is due reimbursement. Such revenue is included in "reimbursed costs incurred on behalf of managed communities" on the condensed consolidated statements of operations. The related costs are included in "costs incurred on behalf of managed communities" on the condensed consolidated statements of operations.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.6 billion as of both March 31, 2017 and December 31, 2016. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Stock-Based Compensation

The Company follows ASC 718, Compensation – Stock Compensation (“ASC 718”) in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred.

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

On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") and changed its policy from estimating forfeitures to recording forfeitures when they occur. The Company’s adoption of ASU 2016-09 did not have a material impact on its condensed consolidated financial statements.

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

For leases in which the Company is involved with the construction of the building, the Company accounts for the lease during the construction period under the provisions of ASC 840. If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction in progress. Once construction is complete, the Company considers the requirements under ASC Subtopic 840-40. If the arrangement qualifies for sale-leaseback accounting, the Company removes the assets and related liabilities from the consolidated balance sheets. If the arrangement does not qualify for sale-leaseback accounting, the Company continues to amortize the financing obligation and depreciate the assets over the lease term.

New Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of subtopic 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. The amendments are effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the impact the adoption of ASU 2017-05 will have on its condensed consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit's carrying amount exceeds its fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 on a prospective basis on January 1, 2017. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption of ASU 2017-04.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business to assist companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. Under ASU 2017-01, if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. Transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. The amendments are effective for the Company's fiscal year beginning January 1, 2018 and early adoption is permitted, including within interim periods. Upon adoption, the Company anticipates that the changes to the definition of a business may result in acquisitions of real estate, communities or senior housing operating companies being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. Upon adoption, the changes required by ASU 2016-18 must be applied retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on its condensed consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications, the amendments in ASU 2016-15 provide additional guidance on the classification within the statement of cash flows for the following transactions:

•	debt prepayment or debt extinguishment costs will be classified within financing activities;

•
the portion of cash payments attributable to accreted interest at the settlement of debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate will be classified within operating activities;

•	proceeds from insurance settlements will be classified based on the nature of the related insurance coverage; and

•	companies must elect to classify distributions received from equity method investees using either a cumulative earnings approach or a nature of the distributions approach.

ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. Upon adoption, the changes in classification within the statement of cash flows must be applied retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as the classification of awards and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 and changed its accounting policy from estimating forfeitures to recording forfeitures when they occur. The Company’s adoption of ASU 2016-09 did not have a material impact on its condensed consolidated financial statements. There was no current impact on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2017 from the adoption of ASU 2016-09 as the Company is in a net operating loss position and any excess tax benefits require a full valuation allowance. See Note 12 for more information about the Company's deferred income taxes. The changes have been applied using a modified retrospective approach in accordance with ASU 2016-09 and prior periods have not been adjusted.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The five step model defined by ASU 2014-09 requires the Company to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). ASU 2014-09, as amended, is effective for the Company's fiscal year beginning January 1, 2018, and, at that time, the Company expects to adopt the new standard under the modified retrospective approach. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. The Company continues to evaluate the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and disclosures. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. In addition, the Company is monitoring specific developments for the senior living industry and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard. Preliminary conclusions based upon procedures to-date include the following:

•	Resident Fees: The Company does not anticipate that the adoption of ASU 2014-09 will result in a significant change to the amount and timing of the recognition of resident fee revenue.

•
Management Fees and Reimbursed Costs Incurred on Behalf of Managed Communities: The Company manages certain communities under contracts which provide for payment to the Company of a periodic management fee plus reimbursement of certain operating expenses. The Company does not anticipate that there will be any significant change to the amount and timing of revenue recognized for these periodic management fees. Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. Upon adoption of ASU 2014-09, the Company anticipates that incentive fee revenue may be recognized earlier during the annual contract period. The Company is still evaluating the performance obligations and assessing the transfer of control for each operating service identified in the contracts, which may impact the amount of revenue recognized for reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations.

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

Additionally, real estate sales with customers are within the scope of ASU 2014-09. Under ASU 2014-09 the revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and revenue may be recognized sooner. Upon adoption, the Company will apply the five step revenue model to all future real estate transaction with customers.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's condensed consolidated financial position or results of operations.

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

During the three months ended March 31, 2017 and 2016, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 5.2 million and 3.9 million for the three months ended March 31, 2017 and 2016, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due June 15, 2018. As of March 31, 2017 and 2016, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of March 31, 2017 and 2016, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions, Dispositions and Other Significant Transactions

Formation of Venture with Blackstone

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the “Blackstone Venture”), that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from HCP, Inc. ("HCP") under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point we will manage the communities; however, there can be no assurance that the terminations will occur or, if they do, when the actual terminations will occur. Two of the communities are managed by a third party for the venture. The results and financial position of the 62 communities for which leases were terminated were deconsolidated from the Company prospectively upon formation of the Blackstone Venture. The Company's interest in the venture is accounted for under the equity method of accounting. Under the terms of the venture agreement, the Company may be entitled to distributions which are less than or in excess of the Company's 15% equity interest based upon specified performance criteria.

The results of operations of the 62 communities for which leases were terminated were reported in the following segments within the condensed consolidated financial statements through the formation date: Assisted Living (47 communities), Retirement Centers (eight communities) and CCRCs-Rental (seven communities). The Company’s condensed consolidated financial statements included resident fee revenue of $64.0 million, facility operating expenses of $43.9 million and cash lease payments of $22.2 million for the 62 communities for the three months ended March 31, 2017, and resident fee revenue of $65.2 million, facility operating expenses of $44.1 million and cash lease payments of $21.3 million for the 62 communities for the three months ended March 31, 2016.

Initially, the Company determined that the contributed carrying value of the Company's investment was $66.8 million, representing the amount by which the $179.2 million cash contribution exceeded the carrying value of the Company's liabilities under operating, capital and financing leases contributed by the Company net of the carrying value of the assets under such operating, capital and financing leases. However, the Company estimated the fair value of its 15% equity interest in the Blackstone Venture at inception to be $47.1 million. As a result, the Company recorded a $19.7 million charge within asset impairment expense for the three months ended March 31, 2017 for the amount of the contributed carrying value in excess of the estimated fair value of the Company's investment.

Additionally, these transactions related to the Blackstone Venture required the Company to record a significant increase to the Company's existing tax valuation allowance, after considering the change in the Company's future reversal of estimated timing differences resulting from these transactions, primarily due to removing the deferred positions related to the contributed leases. During the three months ended March, 31, 2017, the Company recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against its federal and state net operating loss carryforwards and tax credits as the Company anticipates these carryforwards and credits will not be utilized prior to expiration. See Note 12 for more information about the Company's deferred income taxes.

Community Dispositions

The Company began 2017 with 16 of its owned communities classified as held for sale as of December 31, 2016. During the three months ended March 31, 2017, the Company completed the disposition of one community previously classified as held for sale. The results of operations of the disposed community are reported within the CCRCs-Rental segment within the condensed consolidated financial statements through the disposition date. Additionally, the Company entered into an agreement to sell one community and to terminate the lease for one adjacent community.

As of March 31, 2017, $106.3 million was recorded as assets held for sale and $60.5 million of mortgage debt was included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to the 16 communities held for sale as of such date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 16 communities are reported in the following segments within the condensed consolidated financial statements: Assisted Living (13 communities) and CCRCs-Rental (three communities). The 16 communities had resident fee revenue of $13.8 million and $14.2 million and facility operating expenses of $11.9 million and $12.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

The closings of the sales of the unsold communities classified as held for sale and the termination of the lease of an adjacent community are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions and are expected to occur during fiscal 2017; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

The Company completed dispositions, through sales and lease terminations, of 59 communities during the period from January 1, 2016 through March 31, 2017 (excluding the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017). The Company's condensed consolidated financial statements included resident fee revenue of $0.7 million and $43.5 million and facility operating expenses of $1.3 million and $33.8 million for the 59 communities for the three months ended March 31, 2017 and March 31, 2016, respectively.

Dispositions and Restructurings of Leased Communities

On November 1, 2016, the Company announced that it had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which were contributed to an existing unconsolidated venture in which the Company holds an equity interest and 64 of which were acquired by the Blackstone Venture. In addition to the formation of the Blackstone Venture described above, the transactions include the following components:

•
The Company and HCP agreed to terminate triple-net leases with respect to 25 communities, which the Company expects to occur in stages through the end of fiscal 2017. The results of operations of the 25 communities are reported in the following segments within the consolidated financial statements: Assisted Living (23 communities) and CCRCs-Rental (two communities). The 25 communities had resident fee revenue of $18.4 million, facility operating expenses of $14.9 million and cash lease payments of $2.7 million for the three months ended March 31, 2017 and resident fee revenue of $18.0 million, facility operating expenses of $14.8 million and cash lease payments of $4.9 million for the three months ended March 31, 2016.

•
The Company and HCP agreed to terminate triple-net leases with respect to eight communities. HCP agreed to contribute immediately thereafter four of such communities, to an existing unconsolidated venture with HCP in which the Company has a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reporting in the following segments within the condensed consolidated financial statements through the respective disposition dates: Assisted Living (six communities), Retirement Centers (one community) and CCRCs-Rental (one community). The eight communities had resident fee revenue of $11.4 million, facility operating expenses of $8.0 million and cash lease payments of $3.0 million for the three months ended March 31, 2016.

5.  Stock-Based Compensation

Current year grants of restricted stock under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2017	2,392	$14.84	$35,497

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill as of March 31, 2017 and December 31, 2016 presented on an operating segment basis (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Dispositions and Other Reductions	Net	Gross Carrying Amount	Dispositions and Other Reductions	Net
Retirement Centers	$28,141	$(820)	$27,321	$28,141	$(820)	$27,321
Assisted Living	605,469	(48,817)	556,652	600,162	(48,817)	551,345
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$760,420	$(49,637)	$710,783	$755,113	$(49,637)	$705,476

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  The Company determined no impairment was necessary for the three months ended March 31, 2017. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date.

The following is a summary of other intangible assets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738	$4,738	$—	$4,738
Health care licenses	65,126	—	65,126	65,126	—	65,126
Trade names	27,800	(21,780)	6,020	27,800	(21,135)	6,665
Management contracts	13,531	(7,301)	6,230	13,531	(7,053)	6,478
Total	$111,195	$(29,081)	$82,114	$111,195	$(28,188)	$83,007

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2017 and 2016 was $0.9 million and $2.9 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2017 and December 31, 2016, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$451,875	$455,307
Buildings and improvements	5,031,711	5,053,204
Leasehold improvements	123,541	126,325
Furniture and equipment	978,654	974,516
Resident and leasehold operating intangibles	615,128	705,000
Construction in progress	69,215	69,803
Assets under capital and financing leases	2,039,736	2,879,996
	9,309,860	10,264,151
Accumulated depreciation and amortization	(2,797,681)	(2,884,846)
Property, plant and equipment and leasehold intangibles, net	$6,512,179	$7,379,305

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recorded $1.0 million of non-cash charges within asset impairment expense for the three months ended March 31, 2017 for property damage at certain communities and the cancellation of certain community expansion and redevelopment projects during the three months ended March 31, 2017.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Mortgage notes payable due 2017 through 2047; weighted average interest rate of 4.61% for the three months ended March 31, 2017, less debt discount and deferred financing costs of $6.1 million and $4.5 million at March 31, 2017 and December 31, 2016, respectively (weighted average interest rate of 4.50% in 2016)	$3,167,914	$3,184,229
Capital and financing lease obligations payable through 2032; weighted average interest rate of 7.90% for the three months ended March 31, 2017 (weighted average interest rate of 8.08% in 2016)	1,603,150	2,485,520
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $17.3 million and $20.9 million at March 31, 2017 and December 31, 2016, respectively, interest at 2.75% per annum, due June 15, 2018	298,918	295,397
Construction financing due 2032; weighted average interest rate of 8.00% for the three months ended March 31, 2017 (weighted average interest rate of 8.00% in 2016)	6,088	3,644
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.94% for the three months ended March 31, 2017, due 2017	17,262	—
Other notes payable, weighted average interest rate of 6.04% for the three months ended March 31, 2017 (weighted average interest rate of 5.33% in 2016) and maturity dates ranging from 2017 to 2021	73,871	76,377
Total long-term debt and capital and financing lease obligations	5,167,203	6,045,167
Less current portion	233,548	215,255
Total long-term debt and capital and financing lease obligations, less current portion	$4,933,655	$5,829,912

Credit Facilities

On December 19, 2014, the Company entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation (which has since assigned its interest to Capital One Financial Corporation), as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The agreement currently provides for a total commitment amount of $400.0 million, comprised of a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The maturity date is January 3, 2020, and amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin from a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The quarterly commitment fee on the unused portion of the facility is 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.

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

The agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments under the agreement and all amounts owing under the agreement becoming immediately due and payable and/or could trigger cross default provisions in our other outstanding debt and lease agreements.

As of March 31, 2017, there was no outstanding balance under this credit facility and there were $32.5 million of letters of credit outstanding under this credit facility. In addition to the sublimit for letters of credit on this credit facility, the Company also had separate letter of credit facilities of up to $64.5 million in the aggregate as of March 31, 2017. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of March 31, 2017, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. In addition, as a result of the Company's participation in the Medicare and Medicaid programs, the Company is subject to various governmental reviews, audits and investigations, including but not limited to audits under various government programs, such as the RAC and ZPIC programs. The costs to respond to and defend such reviews, audits and investigations may be significant, and an adverse determination could result in the Company's refunding amounts the Company has been paid under such programs, the imposition of fines, penalties and other sanctions (including payment suspensions) on the Company, the Company's loss of its right to participate in government reimbursement programs and/or damage to the Company's business and reputation.

10.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$81,094	$92,270
Income taxes paid, net of refunds	$(107)	$246
Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$43,830	$79,017
Accounts payable	5,098	29,493
Net cash paid	$48,928	$108,510
Acquisition of assets, net of related payables:
Property, plant and equipment and leasehold intangibles, net	$—	$19,457
Other intangible assets, net	—	(7,300)
Net cash paid	$—	$12,157
Proceeds from sale of assets, net:
Prepaid expenses and other assets	$(356)	$(121)
Assets held for sale	(5,621)	(42,714)
Investments in unconsolidated ventures	(26,301)	—
Loss (gain) on sale of assets	603	(2,749)
Net cash received	$(31,675)	$(45,584)
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$(8,173)	$—
Property, plant and equipment and leasehold intangibles, net	(768,897)	—
Investments in unconsolidated ventures	66,816	—
Capital and financing lease obligations	879,959	—
Deferred liabilities	7,504	—
Other liabilities	1,998	—
Net cash paid	$179,207	$—
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets	$106	$—
Assets held for sale	(14,122)	—
Property, plant and equipment and leasehold intangibles, net	14,016	—
Net	$—	$—

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash basis payment	$94,604	$95,580
Straight-line (income) expense	(3,007)	3,935
Amortization of (above) below market lease, net	(1,697)	(1,733)
Amortization of deferred gain	(1,093)	(1,093)
Facility lease expense	$88,807	$96,689

12.  Income Taxes

The difference between the tax statutory rate and the Company's effective tax rates for the three months ended March 31, 2017 and 2016 was primarily due to an increase in the valuation allowance against the Company's deferred tax assets.

The increase in the valuation allowance during the three months ended March 31, 2017 is comprised of multiple components. The increase includes $85.0 million related to the removal of future timing differences as a result of the formation of the Blackstone Venture and termination of leases associated therewith. See Note 4 for more information about the Company's entry into the Blackstone Venture. In addition, the Company increased its valuation allowance by $48.5 million upon the adoption of ASU 2016-09. The $48.5 million offsets the increase to the Company's net operating loss carryforward position previously reflected in an additional paid-in capital pool, and accordingly, does not impact the current period income tax position. The remaining change of approximately $11.8 million for the three months ended March 31, 2017 reflects the allowance established against the current period operating loss.

The Company recorded an aggregate deferred federal, state and local tax benefit of $13.2 million as a result of the operating loss for the three months ended March 31, 2016, which was offset by an increase in the valuation allowance of $14.2 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2017 and December 31, 2016 is $409.7 million and $264.3 million, respectively.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2017 and 2016 which are included in income tax expense or benefit for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At March 31, 2017, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

The Company holds a 51% equity interest, and HCP owns a 49% interest, in a venture that owns and operates entry fee CCRCs (the "CCRC Venture"). The CCRC Venture's opco has been identified as a VIE. The equity members of the CCRC Venture's opco share certain operating rights, and the Company acts as manager to the CCRC Venture opco. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE's economic performance. The assets of the CCRC Venture opco primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable and cash and cash equivalents. The obligations of the CCRC Venture opco primarily consist of community lease obligations, mortgage debt, accounts payable, accrued expenses and refundable entrance fees.

The Company holds an equity ownership interest in each of the propco and opco of three ventures ("RIDEA Ventures") that operate senior housing communities in a RIDEA structure. As of March 31, 2017, the Company's equity ownership interest is 10% for each of the RIDEA Ventures. Affiliates of HCP own the remaining 90% equity ownership interests in the RIDEA Ventures. The RIDEA Ventures have been identified as VIEs. The equity members of the RIDEA Ventures share certain operating rights, and the Company acts as manager to the opcos of the RIDEA Ventures. However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the RIDEA Ventures primarily consist of the senior housing communities that the RIDEA Ventures own, resident fees receivable, and cash and cash equivalents. The obligations of the RIDEA Ventures primarily consist of notes payable, accounts payable and accrued expenses.

The Company holds a 15% equity ownership interest in the Blackstone Venture. The Blackstone Venture has been identified as a VIE due to the Company lacking substantive participation rights in the management of the venture and the Company lacking kick-out rights over the managing member. The equity members of the Blackstone Venture share certain operating rights and the Company acts as manager to 60 communities owned by the Blackstone Venture. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact the economic performance of the VIE. The assets of the Blackstone Venture primarily consist of senior housing communities, resident fees receivable and cash and cash equivalents. The obligations of the Blackstone Venture primarily consist of long-term mortgage debt, accounts payable and accrued expenses. In addition to $636.2 million of long-term mortgage debt, the Blackstone Venture obtained $66.8 million of mortgage debt that is payable in 2017. In the event that refinancing proceeds for the $66.8 million of mortgage debt are insufficient to repay the debt principal amount, the Company may be required to lend the amount of the shortfall, up to $12.0 million, to the Blackstone Venture. As of March 31, 2017, the Company leases two communities from the Blackstone Venture with annual lease payments of approximately $2.5 million. Under the terms of the lease agreements, the Company may be required to purchase the two leased communities for an amount equal to the greater of the fair market value of the communities or $33.8 million if there is an event of default under the lease agreement. See Note 4 for more information about the Company's entry into the Blackstone Venture.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at March 31, 2017 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$47.9	$47.9
RIDEA Ventures	Investment in unconsolidated ventures	$82.3	$82.3
Blackstone Venture	Investment in unconsolidated ventures	$47.3	$47.3

As of March 31, 2017, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of March 31, 2017, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community in the current period given changes to the community. The movement did not change the Company's reportable segments, but it did impact the revenues, expenses and assets reported within the two segments.  Revenue and expenses for the three months ended March 31, 2016 and total assets for the period ended December 31, 2016 have not been recast.

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

CCRCs-Rental.  The Company's CCRCs-Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care/Alzheimer's units.

Brookdale Ancillary Services. The Company's Brookdale Ancillary Services segment includes the outpatient therapy, home health and hospice services, as well as education and wellness programs, provided to residents of many of the Company's communities and to seniors living outside of the Company's communities. The Brookdale Ancillary Services segment does not include the inpatient therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs-Rental segment.

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

The following table sets forth selected segment financial and operating data (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
Retirement Centers (1)	$172,620	$169,426
Assisted Living (1)	590,537	617,270
CCRCs-Rental (1)	141,798	152,260
Brookdale Ancillary Services (1)	111,972	122,192
Management Services (2)	199,839	202,008
	$1,216,766	$1,263,156
Segment Operating Income (3)
Retirement Centers	$74,002	$74,449
Assisted Living	217,439	220,810
CCRCs-Rental	35,315	35,469
Brookdale Ancillary Services	15,629	14,518
Management Services	15,894	16,780
	358,279	362,026
General and administrative (including non-cash stock-based compensation expense)	65,560	92,621
Transaction costs	7,593	850
Facility lease expense	88,807	96,689
Depreciation and amortization	127,487	127,137
Asset impairment	20,706	3,375
Income from operations	$48,126	$41,354

	As of
	March 31, 2017	December 31, 2016
Total assets
Retirement Centers	$1,301,173	$1,452,546
Assisted Living	5,271,709	5,831,434
CCRCs-Rental	783,383	935,389
Brookdale Ancillary Services	280,301	280,530
Corporate and Management Services	601,522	717,788
Total assets	$8,238,088	$9,217,687

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the creation and enhancement of stockholder value, our strategy, our operational, sales, marketing and branding initiatives, our portfolio optimization and growth initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, development, expansion, renovation, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to disposition, lease restructuring, financing, re-financing and venture transactions and opportunities (including assets currently held for sale and the transactions with HCP, Inc.), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA and Adjusted Free Cash Flow (as those terms are defined in this Quarterly Report on Form 10-Q); our expectations regarding returns to shareholders, our share repurchase program and the payment of dividends; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to acquire additional operating companies, senior housing communities and ancillary services companies (including home health agencies); and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding and new supply; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term lease payments; the effect of our indebtedness and long-term leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under our share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring, financing, re-financing and venture transactions (including assets currently held for sale and the transactions with HCP, Inc.) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of March 31, 2017, we are the largest operator of senior living communities in the United States based on total capacity, with 1,052 communities in 47 states and the ability to serve approximately 103,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of outpatient therapy, home health and hospice services to residents of many of our communities and to seniors living outside of our communities.

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

Our strategy is to achieve consistent operational excellence in our core businesses. Execution on our strategy is intended to maximize the value of our existing platform and to build the foundation for further growth. We have identified five key priorities for which we have developed initiatives and are developing initiatives to support our strategy and have created a transformation process to develop cross-functional initiatives directly tied to key priorities. These five priorities include enhancing our customer and associate experience, improving our marketing and sales processes, simplifying our organization, optimizing our portfolio and leveraging our scale, and innovating for growth. While our focus will be on executing on this strategy, we plan to continue to evaluate and, where opportunities arise, selectively purchase existing operating companies, senior living communities, including those that we currently lease or manage, and ancillary services companies. Such acquisitions may be pursued on our own, or through our investments in ventures. We believe that successful execution upon our strategy and the initiatives supporting our strategy will enable us to grow stockholder value and better fulfill our mission by satisfying more customers, building improved relationships between us, our associates and our customers, and by improving our occupancy, revenue, expenses, and liquidity, by increasing the quality and durability of our cash flow, and by reducing our debt and lease leverage.

Portfolio Optimization Update

We continue to actively explore opportunities to optimize our portfolio through disposing of owned and leased communities, restructuring leases and investing in our Program Max initiative. We began 2017 with several pending transactions as part of this initiative, and each transaction is summarized below. As of March 31, 2017, we owned 362 communities (33,016 units), leased 476 communities (38,170 units) and provided management services with respect to 214 communities (31,284 units) for third parties or unconsolidated ventures in which we have an ownership interest.

Formation of Venture with Blackstone

Pursuant to our agreement dated November 1, 2016 with affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone"), on March 29, 2017, we and Blackstone formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP, Inc. ("HCP") under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point we will manage the communities; however, there can be no assurance that the terminations will occur or, if they do, when the actual terminations will occur. Two of the communities are managed by a third party for the venture. The results and financial position of the 62 communities for which leases were terminated were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture. Our interest in the venture is accounted for under the equity method of accounting.

As a result of this transaction, our total payment obligations for capital and financing leases and operating leases due during the twelve months ending March 31, 2018 decreased by $75.4 million and $16.6 million, respectively. Additionally, our capital and financing lease obligations within the condensed consolidated balance sheet were reduced by $880.0 million. See Note 4 and Note 10 to the condensed consolidated financial statements for more information about the formation of the Blackstone Venture.

The results of operations of the 62 communities for which leases were terminated were reported in the following segments within the condensed consolidated financial statements through the formation date: Assisted Living (47 communities; 3,322 units), Retirement Centers (eight communities; 1,072 units) and CCRCs-Rental (seven communities; 1,416 units). Our condensed consolidated financial statements included resident fee revenue of $64.0 million, facility operating expenses of $43.9 million and cash lease payments of $22.2 million for the 62 communities for the three months ended March 31, 2017, and resident fee revenue of $65.2 million, facility operating expenses of $44.1 million and cash lease payments of $21.3 million for the 62 communities for the three months ended March 31, 2016.

Dispositions of Owned Communities

We began 2017 with 16 of our owned communities (1,423 units) classified as held for sale as of December 31, 2016. During the three months ended March 31, 2017, we completed the disposition of one community previously classified as held for sale. The results of operations of the disposed community are reported within the CCRCs-Rental segment within the condensed consolidated financial statements through the disposition date. Additionally, we entered into an agreement to sell one community and to terminate the lease for one adjacent community.

As of March 31, 2017, $106.3 million was recorded as assets held for sale and $60.5 million of mortgage debt was included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to the 16 communities held for sale as of such date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 16 communities are reported in the following segments within the condensed consolidated financial statements: Assisted Living (13 communities; 1,126 units) and CCRCs-Rental (three communities; 382 units). The 16 communities had resident fee revenue of $13.8 million and $14.2 million and facility operating expenses of $11.9 million and $12.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

The closings of the sales of the unsold communities classified as held for sale and the termination of the lease of an adjacent community are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions and are expected to occur during fiscal 2017; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Dispositions and Restructurings of Leased Communities

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which were contributed to an existing unconsolidated venture in which we hold an equity interest and 64 of which were acquired by the Blackstone Venture. In addition to the formation of the Blackstone Venture described above, the transactions include the following components:

•
We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units), which we expect to occur in stages through the end of fiscal 2017. The results of operations of the 25 communities are reported in the following segments within the consolidated financial statements: Assisted Living (23 communities; 1,759 units) and CCRCs-Rental (two communities; 272 units). The 25 communities had resident fee revenue of $18.4 million, facility operating expenses of $14.9 million and cash lease payments of $2.7 million for the three months ended March 31, 2017 and resident fee revenue of $18.0 million, facility operating expenses of $14.8 million and cash lease payments of $4.9 million for the three months ended March 31, 2016.

•
We and HCP agreed to terminate triple-net leases with respect to eight communities (867 units). HCP agreed to contribute immediately thereafter four of such communities, consisting of 527 units, to an existing unconsolidated venture with HCP in which we have a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities (773 units) were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reporting in the following segments within the condensed consolidated financial statements through the respective disposition dates: Assisted Living (six communities; 514 units), Retirement Centers (one community; 109 units) and CCRCs-Rental (one community; 244 units). The eight communities had resident fee revenue of $11.4 million, facility operating expenses of $8.0 million and cash lease payments of $3.0 million for the three months ended March 31, 2016.

Program Max Initiative

During the three months ended March 31, 2017, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the three months ended March 31, 2017, we invested $1.1 million on Program Max projects, net of $2.8 million of third party lessor reimbursements. We currently have 9 Program Max projects that have been approved, most of which have begun construction and are expected to generate 130 new units.

Competitive Developments

In the third quarter of fiscal 2016, we began experiencing an elevated rate of new openings, with significant new competition opening in several of our markets. We continue to address such competition through pricing initiatives based on the competitive market, current in-place rents and occupancy; focusing on operations, including ensuring high customer satisfaction, protecting key leadership positions and actively engaging district and regional management in community operations; additional marketing efforts, including leveraging our industry leading name through enhanced digital, direct mail and local community outreach; and community segmentation through which we evaluate current community position relative to competition and reposition if necessary (e.g., price, services, amenities and programming). We expect the elevated rate of new openings to continue through most of fiscal 2017 with pressures on our occupancy and rate growth expected to begin to abate in 2018.

Summary of Operating Results

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2017 and 2016 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Total revenues	$1,216.8	$1,263.2	$(46.4)	(3.7)%
Facility operating expense	$674.5	$715.9	$(41.4)	(5.8)%
Net income (loss)	$(126.4)	$(48.8)	$77.5	158.8%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(126.3)	$(48.8)	$77.5	159.0%
Adjusted EBITDA (1)	$198.3	$182.7	$15.6	8.5%
Net cash provided by operating activities	$66.8	$70.3	$(3.6)	(5.1)%
Adjusted Free Cash Flow(1)	$63.4	$27.9	$35.6	127.5%

(1)
Adjusted EBITDA and Adjusted Free Cash Flow are non-GAAP financial measures we use to assess our operating performance and liquidity. We changed our definition and calculation of Adjusted EBITDA when we reported results for the second quarter of 2016. Prior period amounts of Adjusted EBITDA included in this Quarterly Report on Form 10-Q have been recast to conform to the new definition. See "Non-GAAP Financial Measures" below for important information regarding both measures, including a description of the changes to the definition of Adjusted EBITDA.

During the three months ended March 31, 2017, total revenues were $1.2 billion, a decrease of $46.4 million, or 3.7%, over our total revenues for the three months ended March 31, 2016. Resident fees for the three months ended March 31, 2017 decreased $44.2 million, or 4.2%, from the three months ended March 31, 2016. Management fees decreased $0.9 million, or 5.3%, from the three months ended March 31, 2016, and reimbursed costs incurred on behalf of managed communities decreased $1.3 million, or 0.7%. The decrease in resident fees during the three months ended March 31, 2017 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy at the 816 communities we owned or leased during both full periods decreased 100 basis points. The decrease in resident fees at the 816 communities we owned or leased during both full periods was partially offset by a 2.0% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year period.

During the three months ended March 31, 2017, facility operating expenses were $674.5 million, a decrease of $41.4 million, or 5.8%, as compared to the three months ended March 31, 2016. The decrease in facility operating expenses was primarily due to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period. Facility operating expenses increased $0.7 million, or 0.1%, at the 816 communities we owned or leased during both full periods.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the three months ended March 31, 2017 was ($126.3) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of ($48.8) million for the three months ended March 31, 2016. Net income (loss) for the three months ended March 31, 2017 was ($126.4) million, an increase of 158.8% compared to net income (loss) of ($48.8) million for the three months ended March 31, 2016. During the three months ended March 31, 2017, our Adjusted EBITDA was $198.3 million, an increase of 8.5% when compared to the three months ended March 31, 2016. Adjusted EBITDA includes transaction and strategic project costs of $7.7 million for the three months ended March 31, 2017 and integration, transaction, transaction-related and strategic project costs of $20.0 million for the three months ended March 31, 2016.

During the three months ended March 31, 2017, net cash provided by operating activities was $66.8 million, a decrease of $3.6 million, or 5.1%, over our net cash provided by operating activities for the three months ended March 31, 2016. During the three months ended March 31, 2017, our Adjusted Free Cash Flow was $63.4 million, an increase of 127.5% when compared to the three months ended March 31, 2016. Adjusted Free Cash Flow includes transaction and strategic project costs of $7.8 million (including debt modification costs excluded from Adjusted EBITDA) for the three months ended March 31, 2017 and integration, transaction, transaction-related and strategic project costs of $20.9 million (including $1.0 million of debt modification costs excluded from Adjusted EBITDA) for the three months ended March 31, 2016.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2017 to March 31, 2016

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

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community in the current period given changes to the community. The movement did not change our reportable segments, but it did impact the revenues, expenses and operating data reported within the two segments.  Revenue, expenses and operating data for the three months ended March 31, 2016 have not been recast.

As of March 31, 2017 our total operations included 1,052 communities with a capacity to serve 103,070 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$172,620	$169,426	$3,194	1.9%
Assisted Living	590,537	617,270	(26,733)	(4.3)%
CCRCs-Rental	141,798	152,260	(10,462)	(6.9)%
Brookdale Ancillary Services	111,972	122,192	(10,220)	(8.4)%
Total resident fees	1,016,927	1,061,148	(44,221)	(4.2)%
Management services (1)	199,839	202,008	(2,169)	(1.1)%
Total revenue	1,216,766	1,263,156	(46,390)	(3.7)%
Expense
Facility operating expense
Retirement Centers	98,618	94,977	3,641	3.8%
Assisted Living	373,098	396,460	(23,362)	(5.9)%
CCRCs-Rental	106,483	116,791	(10,308)	(8.8)%
Brookdale Ancillary Services	96,343	107,674	(11,331)	(10.5)%
Total facility operating expense	674,542	715,902	(41,360)	(5.8)%
General and administrative expense	65,560	92,621	(27,061)	(29.2)%
Transaction costs	7,593	850	6,743	793.3%
Facility lease expense	88,807	96,689	(7,882)	(8.2)%
Depreciation and amortization	127,487	127,137	350	0.3%
Asset impairment	20,706	3,375	17,331	513.5%
Costs incurred on behalf of managed communities	183,945	185,228	(1,283)	(0.7)%
Total operating expense	1,168,640	1,221,802	(53,162)	(4.4)%
Income from operations	48,126	41,354	6,772	16.4%
Interest income	631	702	(71)	(10.1)%
Interest expense	(93,069)	(96,903)	(3,834)	(4.0)%
Debt modification and extinguishment costs	(61)	(1,110)	(1,049)	(94.5)%
Equity in earnings of unconsolidated ventures	981	1,018	(37)	(3.6)%
(Loss) gain on sale of assets, net	(603)	2,749	(3,352)	(121.9)%
Other non-operating income	1,662	5,038	(3,376)	(67.0)%
Income (loss) before income taxes	(42,333)	(47,152)	(4,819)	(10.2)%
Provision for income taxes	(84,028)	(1,665)	82,363	NM
Net income (loss)	(126,361)	(48,817)	77,544	158.8%
Net (income) loss attributable to noncontrolling interest	57	42	15	35.7%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(126,304)	$(48,775)	$77,529	159.0%

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,052	1,121	(69)	(6.2)%
Total units operated (2)
Period end	102,470	107,574	(5,104)	(4.7)%
Weighted average	102,564	107,554	(4,990)	(4.6)%
Owned/leased communities units (2)
Period end	71,186	80,927	(9,741)	(12.0)%
Weighted average	76,862	80,941	(4,079)	(5.0)%
Total RevPAR (3)	$4,405	$4,366	$39	0.9%
RevPAR (4)	$3,919	$3,863	$56	1.4%
Owned/leased communities occupancy rate (weighted average)	85.3%	86.1%	(0.8)%	(0.9)%
RevPOR (5)	$4,597	$4,485	$112	2.5%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	86	95	(9)	(9.5)%
Total units (2)
Period end	16,071	17,096	(1,025)	(6.0)%
Weighted average	17,108	17,096	12	0.1%
RevPAR (4)	$3,363	$3,303	$60	1.8%
Occupancy rate (weighted average)	88.0%	88.9%	(0.9)%	(1.0)%
RevPOR (5)	$3,823	$3,715	$108	2.9%
Assisted Living
Number of communities (period end)	720	820	(100)	(12.2)%
Total units (2)
Period end	47,296	53,503	(6,207)	(11.6)%
Weighted average	50,540	53,510	(2,970)	(5.6)%
RevPAR (4)	$3,895	$3,845	$50	1.3%
Occupancy rate (weighted average)	84.7%	85.6%	(0.9)%	(1.1)%
RevPOR (5)	$4,600	$4,493	$107	2.4%
CCRCs-Rental
Number of communities (period end)	32	44	(12)	(27.3)%
Total units (2)
Period end	7,819	10,328	(2,509)	(24.3)%
Weighted average	9,214	10,335	(1,121)	(10.8)%
RevPAR (4)	$5,086	$4,881	$205	4.2%
Occupancy rate (weighted average)	83.5%	84.3%	(0.8)%	(0.9)%
RevPOR (5)	$6,091	$5,790	$301	5.2%
Management Services
Number of communities (period end)	214	162	52	32.1%
Total units (2)
Period end	31,284	26,647	4,637	17.4%
Weighted average	25,702	26,613	(911)	(3.4)%
Occupancy rate (weighted average)	86.3%	87.1%	(0.8)%	(0.9)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	193,853	509,651	(315,798)	(62.0)%
Home Health average daily census	15,370	15,835	(465)	(2.9)%
Hospice average daily census	920	654	266	40.7%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

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

Resident Fees

Resident fee revenue decreased $44.2 million, or 4.2%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy decreased 100 basis points at the 816 communities we owned or leased during both full periods. Additionally, Brookdale Ancillary Services segment revenue decreased $10.2 million, or 8.4%, primarily due to a decrease in outpatient therapy service volume. The 59 communities disposed of subsequent to the beginning of the prior year period (excluding the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $0.7 million of revenue during the current year period compared to $43.5 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 2.0% increase in RevPOR at the 816 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 0.9% compared to the prior year period. Resident fee revenue for the three months ended March 31, 2017 includes $64.0 million of revenue for the 62 communities acquired by the Blackstone Venture.

Retirement Centers segment revenue increased $3.2 million, or 1.9%, primarily due to a 2.6% increase in RevPOR at the communities we owned or leased during both full periods and the impact of the reclassification of one community from the CCRCs-Rental segment into this segment during the current period. This increase was partially offset by dispositions of two communities since the beginning of the prior year period, which had no revenue during the current year period compared to $1.8 million of revenue in the prior year period. Retirement Centers segment revenue for the three months ended March 31, 2017 includes $8.2 million of revenue for eight communities acquired by the Blackstone Venture. Retirement Centers segment revenue at the communities we operated during both full periods was $151.6 million for the first quarter of 2017, an increase of $2.7 million, or 1.8%, over the prior year period, primarily due to a 2.6% increase in RevPOR at these communities, partially offset by a 70 basis point decrease in occupancy at these communities.

Assisted Living segment revenue decreased $26.7 million, or 4.3%, primarily due to the impact of dispositions of 53 communities since the beginning of the prior year period, which generated $0.2 million of revenue during the current year period compared to $30.2 million of revenue in the prior year period. Assisted Living segment revenue for the three months ended March 31, 2017 includes $34.2 million of revenue for 47 communities acquired by the Blackstone Venture. Assisted Living segment revenue at the communities we operated during both full periods was $543.5 million for the first quarter of 2017, an increase of $2.2 million, or 0.4%, over the prior year period, primarily due to a 1.9% increase in RevPOR at these communities, partially offset by a 120 basis point decrease in occupancy at these communities.

CCRCs-Rental segment revenue decreased $10.5 million, or 6.9%, primarily due to the impact of dispositions of four communities since the beginning of the prior year period, which generated $0.5 million of revenue during the current year period compared to $11.4 million of revenue in the prior year period. Additionally, revenue decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment during the current year period. CCRCs-Rental segment revenue for the three months ended March 31, 2017 includes $21.6 million of revenue for seven communities acquired by the Blackstone Venture. CCRCs-Rental segment revenue at the communities we operated during both full periods was $113.2 million, an increase of $1.7 million, or 1.5%, over the prior year period, primarily due to a 1.5% increase in RevPOR at these communities, partially offset by a 20 basis point decrease in occupancy at these communities.

Brookdale Ancillary Services segment revenue decreased $10.2 million, or 8.4%, primarily due to a decrease in outpatient therapy service volume. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive. This decrease was partially offset by an increase in volume for hospice services. For home health in 2017, CMS has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. We expect the total effect of the changes for 2017 to reduce our reimbursement by approximately 3.0%.

Management Services Revenue

Management Services segment revenue decreased $2.2 million, or 1.1%, over the prior year period primarily due to a decrease in costs incurred on behalf of managed communities resulting from terminations of management agreements subsequent to the beginning of the prior year period.

Facility Operating Expense

Facility operating expense decreased $41.4 million, or 5.8%, over the prior year period primarily due to disposition activity, through sales and lease terminations, of 59 communities since the beginning of the prior year period, which incurred $1.3 million of facility operating expenses during the three months ended March 31, 2017 compared to $33.8 million of facility operating expenses in the three months ended March 31, 2016. Additionally, Brookdale Ancillary Services segment facility operating expenses decreased $11.3 million, or 10.5%, primarily due to a decrease in outpatient therapy services volume.

Retirement Centers segment facility operating expenses increased $3.6 million, or 3.8%, primarily driven by an increase in salaries and wages arising from wage rate increases and the impact of the reclassification of one community from the CCRCs-Rental segment into this segment during the current year period. The increase was partially offset by dispositions of two communities since the beginning of the prior year period, which incurred no expenses during the current year period compared to $1.0 million in the prior year period. Retirement Centers segment facility operating expenses includes $4.8 million of expenses for eight communities acquired by the Blackstone Venture. Retirement Centers segment facility operating expenses at the communities we operated during both full periods were $85.7 million, an increase of $2.6 million, or 3.1%, over the prior year period.

Assisted Living segment facility operating expenses decreased $23.4 million, or 5.9%, primarily driven by the impact of dispositions of 53 communities since the beginning of the prior year period, which incurred $0.5 million during the current year period compared to $23.3 million in the prior year period. Assisted Living segment facility operating expenses includes $23.5 million of expenses for 47 communities acquired by the Blackstone Venture. Assisted Living segment facility operating expenses at the communities we operated during both full periods were $340.7 million, a decrease of $1.3 million, or 0.4%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $10.3 million, or 8.8%, primarily driven by the impact of dispositions of four communities since the beginning of the prior year period, which incurred $0.8 million during the current year period compared to $9.5 million in the prior year period. Additionally, facility operating expenses decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment during the current year period. CCRCs-Rental segment facility operating expenses includes $15.6 million of expenses for seven communities acquired by the Blackstone Venture. CCRCs-Rental segment facility operating expenses at the communities we operated during both full periods were $84.0 million, a decrease of $0.6 million, or 0.7%, over the prior year period.

Brookdale Ancillary Services segment operating expenses decreased $11.3 million, or 10.5%, primarily due to a decrease in therapy service volume. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

General and Administrative Expense

General and administrative expense decreased $27.1 million, or 29.2%, over the prior year period primarily due to a $19.0 million decrease in integration, transaction-related and strategic project costs. Integration, transaction-related and strategic project costs were $0.2 million during the current period compared to $19.1 million in the prior year period. Integration costs for 2016 include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction-related costs for 2016 include third party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs for 2016 include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities (including EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale. Additionally, a reduction in corporate associate headcount resulted in decreased salaries and wage expense for the three months ended March 31, 2017.

Transaction Costs

Transaction costs increased $6.7 million to $7.6 million. Transaction costs in the current year period were primarily related to direct costs related to the formation of the Blackstone Venture. Transaction costs in the prior year period were primarily related to direct costs related to community disposition activity.

Facility Lease Expense

Facility lease expense decreased $7.9 million, or 8.2%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million, or 0.3%, primarily due to completion of capital expenditures subsequent to the beginning of the prior year period.

Asset Impairment

During the three months ended March 31, 2017, we recorded charges of $20.7 million primarily related to the formation of the Blackstone Venture and termination of leases related thereto. Additionally, we recorded $1.0 million of other asset impairment expense primarily due to property damage sustained at certain communities during the current year period. Asset impairment expense in the prior year period was primarily related to decreases in the estimated selling price of assets held for sale during the prior year period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities decreased $1.3 million, or 0.7%, primarily due to terminations of management agreements subsequent to the beginning of the prior year period.

Interest Expense

Interest expense decreased by $3.8 million, or 4.0%, primarily due to lower interest expense on our secured credit facility and capital and financing leases.

Income Taxes

The difference in our effective tax rates for the three months ended March 31, 2017 and 2016 was primarily due to recording an additional valuation allowance against our deferred tax assets during the quarter ended March 31, 2017. We recorded an aggregate deferred federal, state and local tax benefit of $13.5 million as a result of the operating loss for the three months ended March 31, 2017, which was offset by an increase in the valuation allowance of $96.8 million. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2017 and December 31, 2016 was $409.7 million and $264.3 million, respectively. As described in Note 4 to the consolidated financial statements, we recorded a significant increase to the valuation allowance in connection with the transactions related to the formation of the Blackstone Venture. We do not expect that we will become a federal cash taxpayer until 2021, at the earliest.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended March 31, 2017 and 2016 which are included in provision for income tax for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$66,766	$70,343
Net cash used in investing activities	(200,372)	(74,448)
Net cash used in financing activities	(23,554)	(13,062)
Net decrease in cash and cash equivalents	(157,160)	(17,167)
Cash and cash equivalents at beginning of period	216,397	88,029
Cash and cash equivalents at end of period	$59,237	$70,862

The decrease in net cash provided by operating activities of $3.6 million was attributable primarily to increased payments for accounts payable and accrued expenses during the current year period. The decrease was partially offset by improved operating results and a $19.0 million decrease in integration, transaction-related and strategic project costs compared to the prior year period.

The increase in net cash used in investing activities of $125.9 million was primarily attributable to our contribution of $179.2 million in connection with the formation of the Blackstone Venture. The increase was partially offset by reduced acquisition and capital expenditure activity.

The increase in net cash used in financing activities was primarily attributable to a decrease in proceeds from debt during the current year period.

Our principal sources of liquidity have historically been from:

•	cash balances on hand;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;

•	debt service and lease payments;

•	acquisition consideration and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;

•	debt service and lease payments;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;

•	acquisition consideration and transaction costs;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2017, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due June 15, 2018, and our separate letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of March 31, 2017.

At March 31, 2017, we had $3.6 billion of debt outstanding excluding capital and financing lease obligations, at a weighted-average interest rate of 4.88% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due June 15, 2018). No balance was drawn on our secured credit facility as of March 31, 2017. At March 31, 2017, we had $1.6 billion of capital and financing lease obligations and $97.0 million of letters of credit had been issued under our secured credit facility and separate letter of credit facilities. Approximately $174.7 million of our long-term debt obligations are due on or before March 31, 2018. The current portion of long-term debt includes $60.5 million of mortgage debt related to 16 communities classified as held for sale as of March 31, 2017. This debt will either be repaid with the proceeds from the sale of the $106.3 million of assets held for sale or be assumed by the prospective purchasers. We also have substantial lease obligations and capital expenditure requirements. For the twelve months ending March 31, 2018 we will be required to make approximately $169.7 million and $372.3 million of cash payments in connection with our existing capital and financing leases and operating leases, respectively.

Total liquidity of $426.7 million as of March 31, 2017 included $59.2 million of unrestricted cash and cash equivalents, excluding cash and escrow deposits-restricted and lease security deposits of $108.5 million in the aggregate, and $367.5 million of availability on our secured credit facility.

At March 31, 2017, we had $232.6 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, in connection with our ongoing portfolio optimization initiative, and to pursue strategic business development opportunities.

Our capital expenditures are comprised of community-level, corporate and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems, equipment and the expansion of our support platform and ancillary services programs. Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have 9 Program Max projects that have been approved, most of which have begun construction and are expected to generate 130 net new units.

The following table summarizes our actual capital expenditures for the three months ended March 31, 2017 as well as our anticipated capital expenditures for the year ended December 31, 2017 for our consolidated communities (in millions):

	Actual Three Months Ended March 31, 2017	Anticipated 2017 Range
Community-level capital expenditures, net (1)	$28.7	$150.0 - 155.0
Corporate	6.0	40.0 - 45.0
Non-development capital expenditures, net (2)	34.7	190.0 - 200.0
Development capital expenditures, net (3)	1.1	40.0 - 50.0
Total capital expenditures, net	$35.8	$230.0 - 250.0

(1)
Amount shown for the three months ended March 31, 2017 is the amount invested, net of lessor reimbursements of $5.2 million. Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $5.0 million to $10.0 million of lessor reimbursements received or anticipated to be received.

(2)	Amounts are included in Adjusted Free Cash Flow.

(3)
Amount shown for the three months ended March 31, 2017 is the amount invested, net of lessor reimbursements of $2.8 million. Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $40.0 million to $50.0 million of lessor reimbursements anticipated to be received.

During 2017, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of approximately $45.0 million to $60.0 million, amounts drawn on construction loans and, if necessary, amounts drawn on our secured credit facility.

Execution on our portfolio optimization and growth initiatives will require additional capital, particularly if we were to accelerate our lease restructuring, development and acquisition plans. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans to restructure leases and grow our business.

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility and, to a lesser extent, proceeds from anticipated dispositions of owned communities and financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming a relatively stable macroeconomic environment. In addition, although we estimate that we will have sufficient liquidity to settle the principal amount of $316.3 million of 2.75% convertible senior notes due June 15, 2018 in cash at maturity, we currently anticipate obtaining additional liquidity through refinancing, beginning in 2017, of certain under-levered assets that have associated debt maturities arising in 2018. However, there can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

Credit Facilities

On December 19, 2014, we entered into a Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation (which has since assigned its interest to Capital One Financial Corporation), as administrative agent, lender and swingline lender, and the other lenders from time to time parties thereto. The agreement currently provides for a total commitment amount of $400.0 million, comprised of a $400.0 million revolving credit facility (with a $50.0 million sublimit for letters of credit and a $50.0 million swingline feature to permit same day borrowing) and an option to increase the revolving credit facility by an additional $250.0 million, subject to obtaining commitments for the amount of such increase from acceptable lenders. The maturity date is January 3, 2020 and amounts drawn under the facility bear interest at 90-day LIBOR plus an applicable margin from a range of 2.50% to 3.50%. The applicable margin varies based on the percentage of the total commitment drawn, with a 2.50% margin at utilization equal to or lower than 35%, a 3.25% margin at utilization greater than 35% but less than or equal to 50%, and a 3.50% margin at utilization greater than 50%. The quarterly commitment fee on the unused portion of the facility is 0.25% per annum when the outstanding amount of obligations (including revolving credit, swingline and term loans and letter of credit obligations) is greater than or equal to 50% of the total commitment amount or 0.35% per annum when such outstanding amount is less than 50% of the total commitment amount.

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

The agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the amended credit agreement, which would result in termination of all commitments under the agreement and all amounts owing under the agreement becoming immediately due and payable and/or could trigger cross-default provisions in our other outstanding debt and lease documents.

As of March 31, 2017, no borrowings were outstanding on the revolving credit facility, $32.5 million of letters of credit were outstanding and we had $367.5 million of availability on our secured credit facility. We also had separate letter of credit facilities of up to $64.5 million in the aggregate as of March 31, 2017. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of March 31, 2017, we are in compliance with the financial covenants of our outstanding debt agreements.

Long-Term Leases

As of March 31, 2017, we have 476 communities operated under long-term leases. The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease.

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

For the three months ended March 31, 2017, our cash lease payments for our capital and financing leases and operating leases were $61.0 million and $94.6 million, respectively. For the twelve months ending March 31, 2018, we will be required to make approximately $169.7 million and $372.3 million of cash payments in connection with our existing capital and financing leases and operating leases, respectively.

As of March 31, 2017, we are in compliance with the financial covenants of our long-term leases.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 15, 2017.

In connection with forming the Blackstone Venture on March 29, 2017, operating and capital and financing leases of 62 communities were terminated. As a result of the terminations, our total payment obligations for capital and financing leases due during the twelve months ending March 31, 2018 decreased by $75.4 million, and our total future payment obligations for capital and financing leases decreased by $1,713.2 million, in each case including interest and lease payments and the residual value for financing lease obligations, as applicable. Additionally, our total payment obligations for operating leases for the twelve months ending March 31, 2018 decreased by $16.6 million, and our total future payment obligations for operating leases decreased by $128.2 million as a result of these completed transactions. See Note 4 to the condensed consolidated financial statements for more information about our formation of the Blackstone Venture.

There have been no other material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial measures utilized by management to evaluate our operating performance and liquidity that are not calculated in accordance with U.S. generally accepted accounting principles ("GAAP"). Each of these measures, Adjusted EBITDA and Adjusted Free Cash Flow, should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities, or other financial measures determined in accordance with GAAP. We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

We strongly urge you to review the reconciliations of Adjusted EBITDA from our net income (loss), our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities, and our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from such ventures' net cash provided by (used in) operating activities, along with our consolidated financial statements included herein. We also strongly urge you not to rely on any single financial measure to evaluate our business. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted Free Cash Flow may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner.

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

The table below reconciles Adjusted EBITDA from net income (loss) for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31, (1)
	2017	2016
Net income (loss)	$(126,361)	$(48,817)
Provision for income taxes	84,028	1,665
Equity in earnings of unconsolidated ventures	(981)	(1,018)
Debt modification and extinguishment costs	61	1,110
Loss (gain) on sale of assets, net	603	(2,749)
Other non-operating income	(1,662)	(5,038)
Interest expense	93,069	96,903
Interest income	(631)	(702)
Income from operations	48,126	41,354
Depreciation and amortization	127,487	127,137
Asset impairment	20,706	3,375
Straight-line lease expense (income)	(3,007)	3,935
Amortization of (above) below market lease, net	(1,697)	(1,733)
Amortization of deferred gain	(1,093)	(1,093)
Non-cash stock-based compensation	7,774	9,769
Adjusted EBITDA	$198,296	$182,744

(1)
For the three months ended March 31, 2017, the calculation of Adjusted EBITDA includes $7.6 million and $0.2 million of transaction and strategic project costs, respectively. For the three months ended March 31, 2016, the calculation of Adjusted EBITDA includes $10.0 million, $0.9 million and $9.1 million of integration, transaction and transaction-related and strategic project costs, respectively. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Adjusted Free Cash Flow

Definition of Adjusted Free Cash Flow

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

Our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures is calculated based on our equity ownership percentage and in a manner consistent with the definition of Adjusted Free Cash Flow for our consolidated entities. Our investments in our unconsolidated ventures are accounted for under the equity method of accounting and, therefore, our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures does not represent cash available to our consolidated business except to the extent it is distributed to us.

Management's Use of Adjusted Free Cash Flow

We use Adjusted Free Cash Flow to assess our overall liquidity. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted Free Cash Flow measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted Free Cash Flow is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness, including our credit facilities, (ii) to review our ability to pay dividends to stockholders or engage in share repurchases, (iii) to review our ability to make capital expenditures, (iv) for other corporate planning purposes and/or (v) in making compensation determinations for certain of our associates (including our named executive officers).

Limitations of Adjusted Free Cash Flow

Adjusted Free Cash Flow has limitations as an analytical tool. Material limitations in making the adjustments to our net cash provided by (used in) operating activities to calculate Adjusted Free Cash Flow, and using this non-GAAP financial measure as compared to GAAP net cash provided by (used in) operating activities, include:

•
Adjusted Free Cash Flow does not represent cash available for dividends or discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures not reflected in this measure; and

•
the cash portion of non-recurring charges related to gain (loss) on lease termination and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results.

In addition, our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures has limitations as an analytical tool because such measure does not represent cash available directly for use by our consolidated business except to the extent actually distributed to us, and we do not have control, or we share control in determining, the timing and amount of distributions from our unconsolidated ventures and, therefore, we may never receive such cash.

We believe Adjusted Free Cash Flow is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, (2) our ability to pay dividends to stockholders or engage in share repurchases, (3) our ability to make capital expenditures, and (4) the underlying value of our assets, including our interests in real estate.

We believe presentation of our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures is useful to investors since such measure reflects the cash generated by the operating activities of the unconsolidated ventures for the reporting period and, to the extent such cash is not distributed to us, it generally represents cash used or to be used by the ventures for the repayment of debt, investing in expansions or acquisitions, reserve requirements, or other corporate uses by such ventures, and such uses reduce our potential need to make capital contributions to the ventures of our proportionate share of cash needed for such items.

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31, (1)
	2017	2016
Net cash provided by operating activities	$66,766	$70,343
Net cash used in investing activities	(200,372)	(74,448)
Net cash used in financing activities	(23,554)	(13,062)
Net decrease in cash and cash equivalents	$(157,160)	$(17,167)

Net cash provided by operating activities	$66,766	$70,343
Changes in operating assets and liabilities	48,592	28,140
Proceeds from refundable entrance fees, net of refunds	(902)	(593)
Lease financing debt amortization	(17,248)	(15,302)
Distributions from unconsolidated ventures from cumulative share of net earnings	(439)	—
Non-development capital expenditures, net	(34,722)	(57,034)
Property insurance proceeds	1,398	2,330
Adjusted Free Cash Flow	$63,445	$27,884

(1)
For the three months ended March 31, 2017, the calculation of Adjusted Free Cash Flow includes $7.6 million and $0.2 million of transaction and strategic project costs, respectively. For the three months ended March 31, 2016, the calculation of Adjusted Free Cash Flow includes $10.0 million, $1.8 million and $9.1 million of integration costs, transaction and transaction-related costs and strategic project costs, respectively (including $1.0 million of debt modification costs excluded from Adjusted EBITDA). Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures for the three months ended March 31, 2017 and March 31, 2016 (in thousands). For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$59,924	$54,593
Net cash used in investing activities	(1,150,080)	(37,924)
Net cash provided by (used in) financing activities	1,145,059	(5,851)
Net increase in cash and cash equivalents	$54,903	$10,818

Net cash provided by operating activities	$59,924	$54,593
Changes in operating assets and liabilities	2,086	(2,320)
Proceeds from refundable entrance fees, net of refunds	(4,365)	(2,099)
Non-development capital expenditures, net	(17,027)	(21,805)
Property insurance proceeds	$393	$—
Adjusted Free Cash Flow of unconsolidated ventures	$41,011	$28,369

Brookdale weighted average ownership percentage	21.3%	30.0%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$8,750	$8,505

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2017, we had approximately $2.3 billion of long-term fixed rate debt, $1.2 billion of long-term variable rate debt, including our secured credit facility, and $1.6 billion of capital and financing lease obligations. As of March 31, 2017, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.88% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due June 15, 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of March 31, 2017, $2.3 billion, or 65.4%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of March 31, 2017, $794.1 million, or 22.3%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $439.5 million, or 12.3%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $12.7 million, a 500 basis point increase in interest rates would have an impact of $52.4 million and a 1,000 basis point increase in interest rates would have an impact of $75.5 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2017 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2017 - 1/31/2017	2,102	$14.97	—	90,360
2/1/2017 - 2/28/2017	347,318	14.63	—	90,360
3/1/2017 - 3/31/2017	—	—	—	90,360
Total	349,420	$14.63	—

(1)
Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. No shares were purchased pursuant to the repurchase program during the three months ended March 31, 2017, and approximately $90.4 million remained available under the repurchase program as of March 31, 2017.

Item 5.    Other Information

As previously announced in the Company's Current Report on Form 8-K filed on May 3, 2017, on May 2, 2017, the Board of Directors of the Company rescheduled the Company’s 2017 annual meeting of stockholders (the “2017 Annual Meeting”) for September 25, 2017, which represents a change of more than 25 days from the anniversary of the Company’s 2016 annual meeting of stockholders held on June 13, 2016. Previously, on March 5, 2017, the Board of Directors had scheduled the 2017 Annual Meeting for July 24, 2017. As a result of the new date for the 2017 Annual Meeting, the deadlines for stockholders to submit proposals and nominations of directors as set forth in the Company’s definitive proxy statement for the Company’s 2016 annual meeting of stockholders, in the Company’s Current Report on Form 8-K filed on March 6, 2017, and in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on May 1, 2017 are no longer effective.

Under the Company’s Amended and Restated Bylaws, in order for stockholder proposals, including director nominations, to be presented at the 2017 Annual Meeting (other than by means of inclusion in the proxy materials under Rule 14a-8 described below), the Company must have received proper notice at the Company’s principal executive offices not earlier than the close of business on June 27, 2017 and not later than the close of business on July 27, 2017, addressed to the Secretary of the Company at "Attention: Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027". To be valid under the Company’s Amended and Restated Bylaws, a person must own of record shares of the Company’s stock on the date that he or she sends the notice to the Company, and the notice must include all of the information required by the Company’s Amended and Restated Bylaws.

With respect to director nominations, the Company’s Amended and Restated Bylaws require the notice to set forth as to each person whom the stockholder proposes to nominate for election as a director, the person's name, age, business and residence address, the person's principal occupation or employment, and the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by the person. The notice must also set forth the name and record address of the stockholder, the class or series and number of shares of capital stock of the Company that the stockholder beneficially owns or owns of record, a description of all arrangements or understandings between the stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by the stockholder, and a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in the notice. In addition, the notice must include any other information relating to the stockholder or to the proposed nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors under Section 14 of the Exchange Act and the rules and regulations thereunder and must also be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected. If the Chairman of the Board determines that a nomination was not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

With respect to stockholder proposals (other than director nominations and proposals submitted for inclusion in the proxy materials under Rule 14a-8 described below), the Company’s Amended and Restated Bylaws require the notice to set forth, as to each matter the stockholder proposes to bring before the annual meeting, a brief description of the business desired to be brought before the annual meeting and the reasons for conducting the business at the annual meeting, the stockholder's name and record address, the class or series and number of shares of capital stock of the Company that the stockholder owns beneficially or of record, a description of all arrangements or understandings between the stockholder and any other person or persons (including their names) in connection with the proposal of the business by the stockholder and any material interest of the stockholder in the business, and a representation that the stockholder intends to appear in person or by proxy at the annual meeting to bring the business before the meeting. The Company reserves the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

Stockholder proposals intended for inclusion in the Company’s definitive proxy statement for the 2017 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must be received at the Company’s principal executive offices no later than May 26, 2017 (which the Company believes is a reasonable time before the Company begins to print and send its proxy materials for the 2017 Annual Meeting), addressed to the Secretary of the Company at “Attention: Secretary, Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.” As the rules of the SEC make clear, simply submitting a proposal pursuant to Rule 14a-8 does not guarantee that it will be included in the Company’s definitive proxy statement for the 2017 Annual Meeting.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	Chief Financial Officer (Principal Financial Officer)
Date:	May 9, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-32641)).
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

4.4	Form of 2.75% Convertible Senior Note due 2018 (included as part of Exhibit 4.3).
10.1	Form of Restricted Share Agreement under the Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (2017 Time-Vesting Form for Executive Committee Members).
10.2	Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Vice Presidents).
10.3	Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Committee Members).
10.4	Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Vice Presidents).
10.5	Amendment No. 3 to Severance Pay Policy, Tier I, adopted by the Company on January 19, 2017.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.