Form 10-Q
period 2017-06-30
Brookdale Senior Living Inc.
filed 2017-08-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 4, 2017, 186,278,661 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$151,528	$216,397
Marketable securities	29,779	—
Cash and escrow deposits – restricted	38,440	32,864
Accounts receivable, net	129,748	141,705
Assets held for sale	91,013	97,843
Prepaid expenses and other current assets, net	120,416	130,695
Total current assets	560,924	619,504
Property, plant and equipment and leasehold intangibles, net	6,423,841	7,379,305
Cash and escrow deposits – restricted	24,206	28,061
Investment in unconsolidated ventures	196,854	167,826
Goodwill	710,783	705,476
Other intangible assets, net	79,509	83,007
Other assets, net	196,675	234,508
Total assets	$8,192,792	$9,217,687
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$555,685	$145,649
Current portion of capital and financing lease obligations	59,719	69,606
Trade accounts payable	78,004	77,356
Accrued expenses	289,495	328,037
Refundable entrance fees and deferred revenue	91,312	106,946
Tenant security deposits	3,333	3,548
Total current liabilities	1,077,548	731,142
Long-term debt, less current portion	3,042,123	3,413,998
Capital and financing lease obligations, less current portion	1,531,545	2,415,914
Deferred liabilities	241,287	267,364
Deferred tax liability	166,326	80,646
Other liabilities	218,061	230,891
Total liabilities	6,276,890	7,139,955
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2017 and December 31, 2016; 194,804,794 and 193,224,082 shares issued and 191,626,393 and 190,045,681 shares outstanding (including 5,358,640 and 4,608,187 unvested restricted shares), respectively	1,916	1,900
Additional paid-in-capital	4,113,249	4,102,397
Treasury stock, at cost; 3,178,401 shares at June 30, 2017 and December 31, 2016	(56,440)	(56,440)
Accumulated deficit	(2,142,466)	(1,969,875)
Total Brookdale Senior Living Inc. stockholders' equity	1,916,259	2,077,982
Noncontrolling interest	(357)	(250)
Total equity	1,915,902	2,077,732
Total liabilities and equity	$8,192,792	$9,217,687

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Resident fees	$934,070	$1,054,568	$1,950,997	$2,115,716
Management fees	22,442	18,186	38,336	34,966
Reimbursed costs incurred on behalf of managed communities	229,960	186,076	413,905	371,304
Total revenue	1,186,472	1,258,830	2,403,238	2,521,986

Expense
Facility operating expense (excluding depreciation and amortization of $105,673, $118,808, $220,552, and $232,911, respectively)	642,405	693,103	1,316,947	1,409,005
General and administrative expense (including non-cash stock-based compensation expense of $7,246, $8,994, $15,020 and $18,763, respectively)	67,090	90,695	132,650	183,316
Transaction costs	3,339	441	10,932	1,291
Facility lease expense	84,690	92,682	173,497	189,371
Depreciation and amortization	120,887	133,394	248,374	260,531
Asset impairment	1,559	4,152	22,265	7,527
Loss on facility lease termination	6,368	—	6,368	—
Costs incurred on behalf of managed communities	229,960	186,076	413,905	371,304
Total operating expense	1,156,298	1,200,543	2,324,938	2,422,345
Income from operations	30,174	58,287	78,300	99,641

Interest income	804	728	1,435	1,430
Interest expense:
Debt	(41,517)	(43,731)	(82,090)	(87,721)
Capital and financing lease obligations	(32,228)	(50,581)	(82,087)	(101,160)
Amortization of deferred financing costs and debt premium (discount)	(2,692)	(2,288)	(5,283)	(4,598)
Change in fair value of derivatives	(39)	(4)	(85)	(28)
Debt modification and extinguishment costs	(693)	(186)	(754)	(1,296)
Equity in (loss) earnings of unconsolidated ventures	(4,570)	338	(3,589)	1,356
(Loss) gain on sale of assets, net	(547)	(198)	(1,150)	2,551
Other non-operating income	2,236	2,267	3,898	7,305
Income (loss) before income taxes	(49,072)	(35,368)	(91,405)	(82,520)
Benefit (provision) for income taxes	2,735	(123)	(81,293)	(1,788)
Net income (loss)	(46,337)	(35,491)	(172,698)	(84,308)
Net (income) loss attributable to noncontrolling interest	50	41	107	83
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(46,287)	$(35,450)	$(172,591)	$(84,225)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.25)	$(0.19)	$(0.93)	$(0.45)

Weighted average shares used in computing basic and diluted net income (loss) per share	186,212	185,825	185,952	185,489

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30, 2017
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2017	190,046	$1,900	$4,102,397	$(56,440)	$(1,969,875)	$2,077,982	$(250)	$2,077,732
Compensation expense related to restricted stock grants	—	—	15,020	—	—	15,020	—	15,020
Net income (loss)	—	—	—	—	(172,591)	(172,591)	(107)	(172,698)
Issuance of common stock under Associate Stock Purchase Plan	80	1	1,053	—	—	1,054	—	1,054
Restricted stock, net	1,864	19	(19)	—	—	—	—	—
Shares withheld for employee taxes	(364)	(4)	(5,316)	—	—	(5,320)	—	(5,320)
Other	—	—	114	—	—	114	—	114
Balances at June 30, 2017	191,626	$1,916	$4,113,249	$(56,440)	$(2,142,466)	$1,916,259	$(357)	$1,915,902

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(172,698)	$(84,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	96	139
Depreciation and amortization, net	253,657	265,129
Asset impairment	22,265	7,527
Equity in earnings of unconsolidated ventures	3,589	(1,356)
Distributions from unconsolidated ventures from cumulative share of net earnings	892	—
Amortization of deferred gain	(2,186)	(2,186)
Amortization of entrance fees	(2,030)	(1,939)
Proceeds from deferred entrance fee revenue	3,952	7,458
Deferred income tax provision	80,373	332
Change in deferred lease liability	(6,126)	3,412
Change in fair value of derivatives	85	28
Loss (gain) on sale of assets, net	1,150	(2,551)
Loss on facility lease termination	6,368	—
Non-cash stock-based compensation	15,020	18,763
Non-cash interest expense on financing lease obligations	10,021	13,014
Amortization of (above) below market lease, net	(3,394)	(3,466)
Other	(2,969)	(3,597)
Changes in operating assets and liabilities:
Accounts receivable, net	11,957	5,439
Prepaid expenses and other assets, net	18,979	(16,845)
Accounts payable and accrued expenses	(47,982)	(23,133)
Tenant refundable fees and security deposits	(215)	38
Deferred revenue	9,070	(4,059)
Net cash provided by operating activities	199,874	177,839

Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	5	(1,538)
Change in cash and escrow deposits — restricted	(1,721)	355
Purchase of marketable securities	(29,779)	—
Additions to property, plant and equipment and leasehold intangibles, net	(89,570)	(190,060)
Acquisition of assets, net of related payables and cash received	(400)	(12,157)
Investment in unconsolidated ventures	(186,166)	(3,733)
Distributions received from unconsolidated ventures	8,045	3,602
Proceeds from sale of assets, net	34,455	45,584
Property insurance proceeds	2,969	3,597
Other	947	(2,386)
Net cash used in investing activities	(261,215)	(156,736)

Cash Flows from Financing Activities
Proceeds from debt	92,571	192,128
Repayment of debt and capital and financing lease obligations	(89,204)	(128,427)
Proceeds from line of credit	—	894,500
Repayment of line of credit	—	(1,018,000)
Payment of financing costs, net of related payables	(523)	(641)
Proceeds from refundable entrance fees, net of refunds	(1,554)	(599)
Payment on lease termination	(552)	(9,250)
Payments of employee taxes for withheld shares	(5,320)	(968)
Other	1,054	1,178
Net cash used in financing activities	(3,528)	(70,079)
Net decrease in cash and cash equivalents	(64,869)	(48,976)
Cash and cash equivalents at beginning of period	216,397	88,029
Cash and cash equivalents at end of period	$151,528	$39,053

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2017, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 15, 2017.

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

Revenue Recognition

Resident Fees

Resident fee revenue is recorded when services are rendered and consists of fees for basic housing and certain support services and fees associated with additional services such as assisted living care, skilled nursing care, ancillary services and personalized health services. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly in advance. Revenue for certain skilled nursing services and ancillary services is recognized as services are provided, and such fees are billed monthly in arrears.

Management Fees

The Company manages certain communities under contracts which provide periodic management fee payments to the Company. Management fees are generally determined by an agreed upon percentage of gross revenues (as defined) and are recorded monthly. Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. Incentive fee revenue is recorded at the conclusion of the contract year at the amount due pursuant to the contractual arrangements.

Reimbursed Costs Incurred on Behalf of Managed Communities

The Company manages certain communities under contracts which provide periodic management fee payments to the Company plus reimbursements of certain operating expenses. Where the Company is the primary obligor with respect to any such operating expenses, the Company recognizes revenue when the goods have been delivered or the service has been rendered and the Company is due reimbursement. Such revenue is included in "reimbursed costs incurred on behalf of managed communities" on the condensed consolidated statements of operations. The related costs are included in "costs incurred on behalf of managed communities" on the condensed consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Marketable Securities
Investments in commercial paper instruments with original maturities of greater than three months and remaining maturities of less than one year are classified as marketable securities.

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

Cash and cash equivalents, marketable securities, and cash and escrow deposits – restricted are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.6 billion as of both June 30, 2017 and December 31, 2016. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

During the six months ended June 30, 2017 and June 30, 2016, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. The reduction in these accrued reserves decreased facility operating expense by $2.0 million and $5.6 million for the three and six months ended June 30, 2017, respectively, and by $13.7 million for each of the three and six months ended June 30, 2016.

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

For capital lease and lease financing obligation arrangements, a liability is established on the Company's condensed consolidated balance sheet representing the present value of the future minimum lease payments and a residual value for financing leases and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the condensed consolidated balance sheet. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

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

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer if certain continuing involvement criteria are met. Under sale-leaseback accounting, the Company removes the community and related liabilities from the condensed consolidated balance sheet. Gain on the sale is deferred and recognized as a reduction of facility lease expense for operating leases and a reduction of interest expense for capital leases.

For leases in which the Company is involved with the construction of a building, the Company accounts for the leases during the construction period under the provisions of ASC 840. If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction in progress. Once construction is complete, the Company considers the requirements under ASC Subtopic 840-40. If the arrangement qualifies for sale-leaseback accounting, the Company removes the assets and related liabilities from the condensed consolidated balance sheet. If the arrangement does not qualify for sale-leaseback accounting, the Company continues to amortize the financing obligation and depreciate the assets over the lease term.

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

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as the classification of awards and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 and changed its accounting policy from estimating forfeitures to recording forfeitures when they occur. The Company’s adoption of ASU 2016-09 did not have a material impact on its condensed consolidated financial statements. There was no current impact on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2017 from the adoption of ASU 2016-09 as the Company is in a net operating loss position and any excess tax benefits require a full valuation allowance. See Note 12 for more information about the Company's deferred income taxes. The changes have been applied using a modified retrospective approach in accordance with ASU 2016-09 and prior periods have not been adjusted.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The five step model defined by ASU 2014-09 requires the Company to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). ASU 2014-09, as amended, is effective for the Company's fiscal year beginning January 1, 2018, and, at that time, the Company expects to adopt the new standard under the modified retrospective approach for contracts with customers. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. The Company continues to evaluate the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and disclosures. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. In addition, the Company is monitoring specific developments for the senior living industry and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard. Preliminary conclusions based upon procedures to-date include the following:

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

Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of subtopic 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. Under ASU 2014-09 and ASU 2017-05 the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. Upon adoption, the Company will apply the five step revenue model to all future sales of real estate. The Company may elect to adopt ASU 2014-09 and ASU 2017-05 for contracts with noncustomers utilizing either a full retrospective approach or a modified retrospective approach. The Company has deferred gains related to completed sales of real estate which may be recognized as a cumulative adjustment to retained earnings upon adoption if the full retrospective approach is elected for contracts with noncustomers. The Company continues to evaluate the impact the adoption of ASU 2014-09 and ASU 2017-05 will have on its condensed consolidated financial statements and disclosures.

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

During the three and six months ended June 30, 2017 and 2016, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 5.5 million and 4.5 million for the three months ended June 30, 2017 and 2016, respectively, and 5.4 million and 4.2 million for the six months ended June 30, 2017 and 2016, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due June 15, 2018. As of June 30, 2017 and 2016, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of June 30, 2017 and 2016, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions, Dispositions and Other Significant Transactions

The Company completed dispositions, through sales and lease terminations, of 130 communities during the period from January 1, 2016 through June 30, 2017. The Company's condensed consolidated financial statements include resident fee revenue of $6.3 million and $116.2 million, facility operating expenses of $7.5 million and $88.5 million, and cash lease payments of $0.6 million and $26.4 million for the 130 communities for the three months ended June 30, 2017 and June 30, 2016, respectively. The Company's condensed consolidated financial statements include resident fee revenue of $82.3 million and $236.1 million, facility operating expenses of $62.9 million and $177.0 million, and cash lease payments of $23.7 million and $52.4 million for the 130 communities for the six months ended June 30, 2017 and June 30, 2016, respectively.

Formation of Venture with Blackstone

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the “Blackstone Venture”) that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from HCP, Inc. ("HCP") under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point the Company will manage the communities; however, there can be no assurance that the terminations will occur or, if they do, when the actual terminations will occur. Two of the communities are managed by a third party for the venture.

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

Community Dispositions

The Company began 2017 with 16 of its owned communities classified as held for sale as of December 31, 2016 and entered into an agreement to sell one community and to terminate the lease for one adjacent community during the three months ended March

31, 2017. During the six months ended June 30, 2017, the Company completed the sale of three communities and terminated the leases for eight communities. The results of operations of these communities are reported in the Assisted Living (eight communities) and CCRCs - Rental (three communities) segments within the condensed consolidated financial statements through the respective disposition dates. For the three and six months ended June 30, 2017, the Company recognized a $6.4 million net loss on facility lease termination primarily from the write-off of assets subject to terminated community lease agreements. As of June 30, 2017, 14 communities were classified as held for sale.

As of June 30, 2017, $91.0 million was recorded as assets held for sale and $60.5 million of mortgage debt was included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to the 14 communities held for sale as of such date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 14 communities are reported in the following segments within the condensed consolidated financial statements: Assisted Living (12 communities) and CCRCs-Rental (two communities). The 14 communities had resident fee revenue of $9.4 million and $9.7 million and facility operating expenses of $7.9 million and $8.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The 14 communities had resident fee revenue of $18.9 million and $19.7 million and facility operating expenses of $15.6 million and $16.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Dispositions and Restructurings of Leased Communities

On November 1, 2016, the Company announced that it had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which were contributed to an existing unconsolidated venture in which the Company holds an equity interest and 64 of which were acquired by the Blackstone Venture. In addition to the formation of the Blackstone Venture described above, the transactions include the following components:

•
The Company and HCP agreed to terminate triple-net leases with respect to 25 communities, which the Company expects to occur in stages through the end of fiscal 2017. The results of operations of the 25 communities are reported in the following segments within the consolidated financial statements: Assisted Living (23 communities) and CCRCs-Rental (two communities). The 25 communities had resident fee revenue of $18.6 million and $18.5 million, facility operating expenses of $15.0 million and $14.6 million, and cash lease payments of $2.8 million and $4.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The 25 communities had resident fee revenue of $36.9 million and $36.5 million, facility operating expenses of $29.9 million and $29.4 million, and cash lease payments of $5.5 million and $9.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

•
The Company and HCP agreed to terminate triple-net leases with respect to eight communities. HCP agreed to contribute immediately thereafter four of such communities, to an existing unconsolidated venture with HCP in which the Company has a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reported in the following segments within the condensed consolidated financial statements through the respective disposition dates: Assisted Living (six communities), Retirement Centers (one community) and CCRCs-Rental (one community).

5.  Stock-Based Compensation

Current year grants of restricted stock under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2017	2,392	$14.84	$35,497
Three months ended June 30, 2017	71	$13.11	$937

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill as of June 30, 2017 and December 31, 2016 presented on an operating segment basis (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Dispositions and Other Reductions	Net	Gross Carrying Amount	Dispositions and Other Reductions	Net
Retirement Centers	$28,141	$(820)	$27,321	$28,141	$(820)	$27,321
Assisted Living	605,469	(48,817)	556,652	600,162	(48,817)	551,345
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$760,420	$(49,637)	$710,783	$755,113	$(49,637)	$705,476

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  The Company determined no impairment was necessary for the six months ended June 30, 2017. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date.

The following is a summary of other intangible assets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738	$4,738	$—	$4,738
Health care licenses	65,526	—	65,526	65,126	—	65,126
Trade names	27,800	(22,425)	5,375	27,800	(21,135)	6,665
Management contracts	13,531	(9,661)	3,870	13,531	(7,053)	6,478
Total	$111,595	$(32,086)	$79,509	$111,195	$(28,188)	$83,007

Amortization expense related to definite-lived intangible assets for the three months ended June 30, 2017 and 2016 was $3.0 million and $3.9 million, respectively and for the six months ended June 30, 2017 and 2016 was $3.9 million and $6.8 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2017 and December 31, 2016, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$451,875	$455,307
Buildings and improvements	5,058,293	5,053,204
Leasehold improvements	119,874	126,325
Furniture and equipment	982,846	974,516
Resident and leasehold operating intangibles	611,908	705,000
Construction in progress	52,399	69,803
Assets under capital and financing leases	2,040,965	2,879,996
	9,318,160	10,264,151
Accumulated depreciation and amortization	(2,894,319)	(2,884,846)
Property, plant and equipment and leasehold intangibles, net	$6,423,841	$7,379,305

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. The Company recorded $1.6 million and $2.6 million of non-cash charges within asset impairment expense for the three and six months ended June 30, 2017, respectively, for property damage at certain communities and the cancellation of certain community expansion and redevelopment projects.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Mortgage notes payable due 2017 through 2047; weighted average interest rate of 4.63% for the six months ended June 30, 2017, less debt discount and deferred financing costs of $7.8 million and $4.5 million at June 30, 2017 and December 31, 2016, respectively (weighted average interest rate of 4.50% in 2016)	$3,206,593	$3,184,229
Capital and financing lease obligations payable through 2032; weighted average interest rate of 7.96% for the six months ended June 30, 2017 (weighted average interest rate of 8.08% in 2016)	1,591,264	2,485,520
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $13.7 million and $20.9 million at June 30, 2017 and December 31, 2016, respectively, interest at 2.75% per annum, due June 15, 2018	302,501	295,397
Construction financing (weighted average interest rate of 8.00% in 2016)	—	3,644
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.94% for the six months ended June 30, 2017, due 2017	10,828	—
Other notes payable, weighted average interest rate of 5.80% for the six months ended June 30, 2017 (weighted average interest rate of 5.33% in 2016) and maturity dates ranging from 2018 to 2021	77,886	76,377
Total long-term debt and capital and financing lease obligations	5,189,072	6,045,167
Less current portion	615,404	215,255
Total long-term debt and capital and financing lease obligations, less current portion	$4,573,668	$5,829,912

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

As of June 30, 2017, there was no outstanding balance under this credit facility and there were $35.3 million of letters of credit outstanding under this credit facility. In addition to the sublimit for letters of credit on this credit facility, the Company also had separate letter of credit facilities of up to $64.5 million in the aggregate as of June 30, 2017. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

2017 Financings

In June 2017, the Company obtained a $54.7 million non-recourse supplemental loan, secured by first mortgages on seven communities. The loan bears interest at a fixed rate of 4.69% and matures on March 1, 2022. Proceeds from the loan added to the Company's liquidity.

In July 2017, the Company completed the refinancing of two existing loan portfolios secured by the non-recourse first mortgages on 22 communities. The $221.3 million of proceeds from the refinancing were primarily utilized to pay off $188.1 million and $13.6 million of mortgage debt maturing in April 2018 and January 2021, respectively. The mortgage facility has a 10 year term, and 70% of the principal amount bears interest at a fixed rate of 4.81% and the remaining 30% of the principal amount bears interest at a variable rate of 30-day LIBOR plus a margin of 244 basis points.

The Company plans to repay debt maturing in the upcoming year through current liquidity, future operating cash flows, and both normal-course refinancings and future refinancing of under-levered assets.

Convertible Debt

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). As of June 30, 2017, the $302.5 million carrying value of the Notes was included in the current portion of long-term debt within the condensed consolidated balance sheet. It is the Company’s current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.
As of June 30, 2017, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

9.  Litigation

The Company has been and is currently involved in litigation and claims, including putative class action claims from time to time, incidental to the conduct of its business which are comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, the Company maintains general liability and professional liability insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards. The Company's current policies provide for deductibles for each claim. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies.

Similarly, the senior living industry is continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. In addition, as a result of the Company's participation in the Medicare and Medicaid programs, the Company is subject to various governmental reviews, audits and investigations, including but not limited to audits under various government programs, such as the Recovery Act Contractors (RAC) and Zone Program Integrity Contractors (ZPIC) programs. The costs to respond to and defend such reviews, audits and investigations may be significant, and an adverse determination could result in the Company's refunding amounts the Company has been paid under such programs, the imposition of fines, penalties and other sanctions (including payment suspensions) on the Company, the Company's loss of its right to participate in government reimbursement programs and/or damage to the Company's business and reputation.

10.  Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$155,389	$175,386
Income taxes paid, net of refunds	$1,876	$1,997
Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$91,014	$158,841
Accounts payable	(1,444)	31,219
Net cash paid	$89,570	$190,060
Acquisition of assets, net of related payables:
Property, plant and equipment and leasehold intangibles, net	$—	$19,457
Other intangible assets, net	400	(7,300)
Net cash paid	$400	$12,157
Proceeds from sale of assets, net:
Prepaid expenses and other assets	$(13,954)	$(319)
Assets held for sale	(20,952)	(42,714)
Property, plant and equipment and leasehold intangibles, net	(11,598)	—
Investments in unconsolidated ventures	(26,301)	—
Long-term debt	7,552	—
Refundable entrance fees and deferred revenue	30,771	—
Other liabilities	39	—
Loss (gain) on sale of assets, net	1,150	(2,551)
(Gain) loss on lease termination	(1,162)	—
Net cash received	$(34,455)	$(45,584)
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$(8,173)	$—
Property, plant and equipment and leasehold intangibles, net	(768,897)	—
Investments in unconsolidated ventures	66,816	—
Capital and financing lease obligations	879,959	—
Deferred liabilities	7,504	—
Other liabilities	1,998	—
Net cash paid	$179,207	$—
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets	$(106)	$(836)
Assets held for sale	14,122	288,659
Property, plant and equipment and leasehold intangibles, net	(14,016)	(261,639)
Goodwill	—	(28,568)
Asset impairment	—	2,384
Net	$—	$—

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash basis payment	$90,599	$96,031	$185,203	$191,611
Straight-line (income) expense	(3,119)	(523)	(6,126)	3,412
Amortization of (above) below market lease, net	(1,697)	(1,733)	(3,394)	(3,466)
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Facility lease expense	$84,690	$92,682	$173,497	$189,371

12.  Income Taxes

The difference between the tax statutory rate and the Company's effective tax rates for the three and six months ended June 30, 2017 and 2016 was primarily due to the valuation allowance against the Company's deferred tax assets.

The valuation allowance during the three months ended June 30, 2017 reflects an additional allowance of $15.2 million established against the current period operating loss. The increase in the valuation allowance during the six months ended June 30, 2017 is comprised of multiple components. The increase includes $85.0 million related to the removal of future timing differences as a result of the formation of the Blackstone Venture and termination of leases associated therewith. In addition, the Company increased its valuation allowance by $48.5 million upon the adoption of ASU 2016-09. The $48.5 million offsets the increase to the Company's net operating loss carryforward position previously reflected in an additional paid-in capital pool, and accordingly, does not impact the current period income tax position. The remaining change of approximately $27.0 million for the six months ended June 30, 2017 reflects the allowance established against the current period operating loss.

The Company recorded an aggregate deferred federal, state and local tax benefit of $18.2 million and $31.7 million as a result of the operating loss for the three and six months ended June 30, 2017, respectively, which was offset by an increase in the valuation allowance of $15.2 million and $27.0 million, respectively. The Company recorded an aggregate deferred federal, state, and local tax benefit of $3.6 million and $16.8 million as a result of the operating loss for the three and six months ended June 30, 2016, respectively, which was offset by an increase in the valuation allowance of $3.0 million and $17.2 million, respectively.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2017 and December 31, 2016 is $424.9 million and $264.3 million, respectively.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended June 30, 2017 and 2016 which are included in income tax expense or benefit for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

At June 30, 2017, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds an equity ownership interest in each of the propco and opco of three ventures ("RIDEA Ventures") that operate senior housing communities in a RIDEA structure. As of June 30, 2017, the Company's equity ownership interest is 10% for each of the RIDEA Ventures. The RIDEA Ventures have been identified as VIEs. The equity members of the RIDEA Ventures share certain operating rights, and the Company acts as manager to the opcos of the RIDEA Ventures. However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the RIDEA Ventures primarily consist of the senior housing communities that the RIDEA Ventures own, resident fees receivable, and cash and cash equivalents. The obligations of the RIDEA Ventures primarily consist of notes payable, accounts payable and accrued expenses.

The Company holds a 15% equity ownership interest in the Blackstone Venture. The Blackstone Venture has been identified as a VIE due to the Company lacking substantive participation rights in the management of the venture and the Company lacking kick-out rights over the managing member. The equity members of the Blackstone Venture share certain operating rights and the Company acts as manager to 60 communities owned by the Blackstone Venture. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact the economic performance of the VIE. The assets of the Blackstone Venture primarily consist of senior housing communities, resident fees receivable and cash and cash equivalents. The obligations of the Blackstone Venture primarily consist of long-term mortgage debt, accounts payable and accrued expenses. In addition to $636.2 million of long-term mortgage debt, the Blackstone Venture initially obtained $66.8 million of mortgage debt that was payable in 2017. In the event that refinancing proceeds for the $66.8 million of mortgage debt were insufficient to repay the debt principal amount, the Company may have been required to lend the amount of the shortfall, up to $12.0 million, to the Blackstone Venture. In June 2017, the Blackstone Venture completed the refinancing of the $66.8 million mortgage debt payable in 2017 and the Company was not required to lend any amounts to the Blackstone Venture. As of June 30, 2017, the Company leases two communities from the Blackstone Venture with annual lease payments of approximately $2.5 million. Under the terms of the lease agreements, the Company may be required to purchase the two leased communities for an amount equal to the greater of the fair market value of the communities or $33.8 million if there is an event of default under the lease agreement. See Note 4 for more information about the Company's entry into the Blackstone Venture.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below at June 30, 2017 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$50.7	$50.7
RIDEA Ventures	Investment in unconsolidated ventures	$76.6	$76.6
Blackstone Venture	Investment in unconsolidated ventures	$44.6	$44.6

As of June 30, 2017, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of June 30, 2017, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community in the current period given changes to the community. The movement did not change the Company's reportable segments, but it did impact the revenues, expenses and assets reported within the two segments.  Revenue and expenses for the three and six months ended June 30, 2016 and total assets for the period ended December 31, 2016 have not been recast.

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

CCRCs-Rental.  The Company's CCRCs-Rental segment includes large owned or leased communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of the Company's CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include memory care and Alzheimer's units.

Brookdale Ancillary Services. The Company's Brookdale Ancillary Services segment includes outpatient therapy, home health and hospice services, as well as education and wellness programs, provided to residents of many of the Company's communities and to seniors living outside of the Company's communities. The Brookdale Ancillary Services segment does not include the inpatient therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs-Rental segment.

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

The following table sets forth selected segment financial and operating data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Retirement Centers (1)	$162,248	$169,990	$334,868	$339,416
Assisted Living (1)	547,430	613,017	1,137,967	1,230,287
CCRCs-Rental (1)	114,202	148,225	256,000	300,485
Brookdale Ancillary Services (1)	110,190	123,336	222,162	245,528
Management Services (2)	252,402	204,262	452,241	406,270
	$1,186,472	$1,258,830	$2,403,238	$2,521,986
Segment Operating Income (3)
Retirement Centers	$67,297	$74,754	$141,299	$149,203
Assisted Living	186,921	234,085	404,360	454,895
CCRCs-Rental	24,344	33,594	59,659	69,063
Brookdale Ancillary Services	13,103	19,032	28,732	33,550
Management Services	22,442	18,186	38,336	34,966
	314,107	379,651	672,386	741,677
General and administrative (including non-cash stock-based compensation expense)	67,090	90,695	132,650	183,316
Transaction costs	3,339	441	10,932	1,291
Facility lease expense	84,690	92,682	173,497	189,371
Depreciation and amortization	120,887	133,394	248,374	260,531
Asset impairment	1,559	4,152	22,265	7,527
Loss on facility lease termination	6,368	—	6,368	—
Income from operations	$30,174	$58,287	$78,300	$99,641

	As of
	June 30, 2017	December 31, 2016
Total assets
Retirement Centers	$1,286,639	$1,452,546
Assisted Living	5,210,068	5,831,434
CCRCs-Rental	721,810	935,389
Brookdale Ancillary Services	279,415	280,530
Corporate and Management Services	694,860	717,788
Total assets	$8,192,792	$9,217,687

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the creation and enhancement of stockholder value, the evaluation of options and alternatives to create and enhance stockholder value, our strategy, our operational, sales, marketing and branding initiatives, our portfolio optimization and growth initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, development, expansion, renovation, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to disposition, lease restructuring, financing, re-financing and venture transactions and opportunities (including assets currently held for sale and the pending transactions with HCP, Inc.), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA and Adjusted Free Cash Flow (as those terms are defined in this Quarterly Report on Form 10-Q); our expectations regarding returns to stockholders, our share repurchase program and the payment of dividends; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to acquire additional operating companies, senior housing communities and ancillary services companies (including home health agencies); and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. These forward looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding and new supply; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term lease payments; the effect of our indebtedness and long-term leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under our share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring, financing, re-financing and venture transactions (including assets currently held for sale and the pending transactions with HCP, Inc.) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of June 30, 2017, we are the largest operator of senior living communities in the United States based on total capacity, with 1,039 communities in 46 states and the ability to serve approximately 102,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of outpatient therapy, home health and hospice services to residents of many of our communities and to seniors living outside of our communities.

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

Portfolio Optimization Update

We continue to actively explore opportunities to optimize our portfolio through disposing of owned and leased communities, restructuring leases and investing in our Program Max initiative. We began 2017 with several pending transactions as part of this initiative, and each transaction is summarized below. As of June 30, 2017, we owned 360 communities (32,914 units), leased 469 communities (37,498 units) and provided management services with respect to 210 communities (31,898 units) for third parties or unconsolidated ventures in which we have an ownership interest.

We completed dispositions, through sales and lease terminations, of 130 communities during the period from January 1, 2016 through June 30, 2017. Our condensed consolidated financial statements include resident fee revenue of $6.3 million and $116.2 million, facility operating expenses of $7.5 million and $88.5 million, and cash lease payments of $0.6 million and $26.4 million for the 130 communities for the three months ended June 30, 2017 and June 30, 2016, respectively. Our condensed consolidated financial statements include resident fee revenue of $82.3 million and $236.1 million, facility operating expenses of $62.9 million and $177.0 million, and cash lease payments of $23.7 million and $52.4 million for the 130 communities for the six months ended June 30, 2017 and June 30, 2016, respectively.

Formation of Venture with Blackstone

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP, Inc. ("HCP") under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point we will manage the communities; however, there can be no assurance that the terminations will occur or, if they do, when the actual terminations will occur. Two of the communities are managed by a third party for the venture.

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

As a result of this transaction, our total payment obligations for capital and financing leases and operating leases due during the twelve months ending March 31, 2018 decreased by $75.4 million and $16.6 million, respectively. Additionally, our capital and financing lease obligations within the condensed consolidated balance sheet were reduced by $880.0 million on the closing date. See Note 4 and Note 10 to the condensed consolidated financial statements for more information about the formation of the Blackstone Venture.

Community Dispositions

We began 2017 with 16 of our owned communities (1,423 units) classified as held for sale as of December 31, 2016 and entered into an agreement to sell one community and to terminate the lease for one adjacent community during the three months ended March 31, 2017. During the six months ended June 30, 2017, we completed the sale of three communities and we terminated the leases for eight communities. The results of operations of these communities are reported in the Assisted Living (eight communities) and CCRCs - Rental (three communities) segments within the condensed consolidated financial statements through the respective disposition dates. As of June 30, 2017, 14 communities were classified as held for sale.

As of June 30, 2017, $91.0 million was recorded as assets held for sale and $60.5 million of mortgage debt was included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to the 14 communities held for sale as of such date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 14 communities are reported in the following segments within the condensed consolidated financial statements: Assisted Living (12 communities; 1,050 units) and CCRCs-Rental (two communities; 222 units). The 14 communities had resident fee revenue of $9.4 million and $9.7 million and facility operating expenses of $7.9 million and $8.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The 14 communities had resident fee revenue of $18.9 million and $19.7 million and facility operating expenses of $15.6 million and $16.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Dispositions and Restructurings of Leased Communities

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which were contributed to an existing unconsolidated venture in which we hold an equity interest and 64 of which were acquired by the Blackstone Venture. In addition to the formation of the Blackstone Venture described above, the transactions include the following components:

•
We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units), which we expect to occur in stages through the end of fiscal 2017. The results of operations of the 25 communities are reported in the following segments within the consolidated financial statements: Assisted Living (23 communities; 1,759 units) and CCRCs-Rental (two communities; 272 units). The 25 communities had resident fee revenue of $18.6 million and $18.5 million, facility operating expenses of $15.0 million and $14.6 million, and cash lease payments of $2.8 million and $4.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The 25 communities had resident fee revenue of $36.9 million and $36.5 million, facility operating expenses of $29.9 million and $29.4 million, and cash lease payments of $5.5 million and $9.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

•
We and HCP agreed to terminate triple-net leases with respect to eight communities (867 units). HCP agreed to contribute immediately thereafter four of such communities, consisting of 527 units, to an existing unconsolidated venture with HCP in which we have a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities (773 units) were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reported in the following segments within the condensed consolidated financial statements through the respective disposition dates: Assisted Living (six communities; 514 units), Retirement Centers (one community; 109 units) and CCRCs-Rental (one community; 244 units).

Program Max Initiative

During the six months ended June 30, 2017, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the six months ended June 30, 2017, we invested $3.9 million on Program Max projects, net of $4.7 million of third party lessor reimbursements. We currently have 10 Program Max projects that have been approved, most of which have begun construction and are expected to generate 23 new units.

Competitive Developments

In the third quarter of fiscal 2016, we began experiencing an elevated rate of new openings, with significant new competition opening in several of our markets. We continue to address such competition through more sophisticated pricing tools and pricing initiatives based on the competitive market, current in-place rents and occupancy; focusing on operations, including ensuring high customer satisfaction, protecting key leadership positions and actively engaging district and regional management in community operations; additional marketing efforts, including leveraging our industry leading name through enhanced digital, direct mail and local community outreach; and community segmentation through which we evaluate current community position relative to competition and reposition if necessary (e.g., price, services, amenities and programming). We expect the elevated rate of new openings to continue through most of fiscal 2017 with pressures on our occupancy and rate growth expected to begin to abate in 2018.

Summary of Operating Results

The tables below present a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2017 and 2016 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Total revenues	$1,186.5	$1,258.8	$(72.4)	(5.7)%
Facility operating expense	$642.4	$693.1	$(50.7)	(7.3)%
Net income (loss)	$(46.3)	$(35.5)	$10.8	30.6%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(46.3)	$(35.5)	$10.8	30.6%
Adjusted EBITDA(1)	$160.3	$201.5	$(41.2)	(20.4)%
Net cash provided by operating activities	$133.1	$107.5	$25.6	23.8%
Adjusted Free Cash Flow(1)	$40.0	$44.9	$(4.9)	(11.0)%

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Total revenues	$2,403.2	$2,522.0	$(118.7)	(4.7)%
Facility operating expense	$1,316.9	$1,409.0	$(92.1)	(6.5)%
Net income (loss)	$(172.7)	$(84.3)	$88.4	104.8%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(172.6)	$(84.2)	$88.4	104.9%
Adjusted EBITDA(1)	$358.6	$384.2	$(25.6)	(6.7)%
Net cash provided by operating activities	$199.9	$177.8	$22.0	12.4%
Adjusted Free Cash Flow(1)	$103.4	$72.8	$30.6	42.1%

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

During the six months ended June 30, 2017, total revenues were $2.4 billion, a decrease of $118.7 million, or 4.7%, over our total revenues for the six months ended June 30, 2016. Resident fees for the six months ended June 30, 2017 decreased $164.7 million, or 7.8%, from the six months ended June 30, 2016. Management fees increased $3.4 million, or 9.6%, from the six months ended June 30, 2016, and reimbursed costs incurred on behalf of managed communities increased $42.6 million, or 11.5%. The decrease in resident fees during the six months ended June 30, 2017 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy at the 812 communities we owned or leased during both full six-month periods decreased 130 basis points. The decrease in resident fees at the 812 communities we owned or leased during both full six-month periods was partially offset by a 2.0% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year six-month period.

During the six months ended June 30, 2017, facility operating expenses were $1.3 billion, a decrease of $92.1 million, or 6.5%, compared to the six months ended June 30, 2016. The decrease in facility operating expenses was primarily due to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period. Facility operating expenses increased $28.2 million, or 2.9%, at the 812 communities we owned or leased during both full six-month periods.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the six months ended June 30, 2017 was $(172.6) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of $(84.2) million for the six months ended June 30, 2016. Net income (loss) for the six months ended June 30, 2017 was $(172.7) million, an increase of 104.8% compared to net income (loss) of ($84.3) million for the six months ended June 30, 2016. During the six months ended June 30, 2017, our Adjusted EBITDA was $358.6 million, a decrease of 6.7% compared to the six months ended June 30, 2016. Adjusted EBITDA includes transaction and strategic project costs of $11.6 million for the six months ended June 30, 2017 and integration, transaction, transaction-related and strategic project costs of $37.1 million for the six months ended June 30, 2016.

During the six months ended June 30, 2017, net cash provided by operating activities was $199.9 million, an increase of $22.0 million, or 12.4%, over our net cash provided by operating activities for the six months ended June 30, 2016. During the six months ended June 30, 2017, our Adjusted Free Cash Flow was $103.4 million, an increase of 42.1% when compared to the six months ended June 30, 2016. Adjusted free cash flow for the six months ended June 30, 2016 included $38.3 million of integration, transaction, transaction-related and strategic project costs.

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2017 to June 30, 2016

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

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community in the current period given changes to the community. The movement did not change our reportable segments, but it did impact the revenues, expenses and operating data reported within the two segments.  Revenue, expenses and operating data for the three months ended June 30, 2016 have not been recast.

As of June 30, 2017 our total operations included 1,039 communities with a capacity to serve 102,310 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Three Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$162,248	$169,990	$(7,742)	(4.6)%
Assisted Living	547,430	613,017	(65,587)	(10.7)%
CCRCs-Rental	114,202	148,225	(34,023)	(23.0)%
Brookdale Ancillary Services	110,190	123,336	(13,146)	(10.7)%
Total resident fees	934,070	1,054,568	(120,498)	(11.4)%
Management services (1)	252,402	204,262	48,140	23.6%
Total revenue	1,186,472	1,258,830	(72,358)	(5.7)%
Expense
Facility operating expense
Retirement Centers	94,951	95,236	(285)	(0.3)%
Assisted Living	360,509	378,932	(18,423)	(4.9)%
CCRCs-Rental	89,858	114,631	(24,773)	(21.6)%
Brookdale Ancillary Services	97,087	104,304	(7,217)	(6.9)%
Total facility operating expense	642,405	693,103	(50,698)	(7.3)%
General and administrative expense	67,090	90,695	(23,605)	(26.0)%
Transaction costs	3,339	441	2,898	657.1%
Facility lease expense	84,690	92,682	(7,992)	(8.6)%
Depreciation and amortization	120,887	133,394	(12,507)	(9.4)%
Asset impairment	1,559	4,152	(2,593)	(62.5)%
Loss of facility lease termination	6,368	—	6,368	NM
Costs incurred on behalf of managed communities	229,960	186,076	43,884	23.6%
Total operating expense	1,156,298	1,200,543	(44,245)	(3.7)%
Income from operations	30,174	58,287	(28,113)	(48.2)%
Interest income	804	728	76	10.4%
Interest expense	(76,476)	(96,604)	(20,128)	(20.8)%
Debt modification and extinguishment costs	(693)	(186)	507	272.6%
Equity in (loss) earnings of unconsolidated ventures	(4,570)	338	(4,908)	NM
(Loss) gain on sale of assets, net	(547)	(198)	349	176.3%
Other non-operating income	2,236	2,267	(31)	(1.4)%
Income (loss) before income taxes	(49,072)	(35,368)	13,704	38.7%
Benefit (provision) for income taxes	2,735	(123)	2,858	NM
Net income (loss)	(46,337)	(35,491)	10,846	30.6%
Net (income) loss attributable to noncontrolling interest	50	41	9	22.0%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(46,287)	$(35,450)	$10,837	30.6%

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,039	1,114	(75)	(6.7)%
Total units operated (2)
Period end	101,717	106,751	(5,034)	(4.7)%
Weighted average	102,194	107,135	(4,941)	(4.6)%
Owned/leased communities units (2)
Period end	70,263	80,519	(10,256)	(12.7)%
Weighted average	70,833	80,700	(9,867)	(12.2)%
Total RevPAR (3)	$4,392	$4,352	$40	0.9%
RevPAR (4)	$3,873	$3,842	$31	0.8%
Owned/leased communities occupancy rate (weighted average)	84.6%	85.8%	(1.2)%	(1.4)%
RevPOR (5)	$4,580	$4,476	$104	2.3%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	86	95	(9)	(9.5)%
Total units (2)
Period end	16,071	17,095	(1,024)	(6.0)%
Weighted average	16,071	17,095	(1,024)	(6.0)%
RevPAR (4)	$3,365	$3,315	$50	1.5%
Occupancy rate (weighted average)	87.3%	88.9%	(1.6)%	(1.8)%
RevPOR (5)	$3,857	$3,727	$130	3.5%
Assisted Living
Number of communities (period end)	713	818	(105)	(12.8)%
Total units (2)
Period end	46,999	53,459	(6,460)	(12.1)%
Weighted average	47,246	53,521	(6,275)	(11.7)%
RevPAR (4)	$3,862	$3,818	$44	1.2%
Occupancy rate (weighted average)	83.9%	85.3%	(1.4)%	(1.6)%
RevPOR (5)	$4,602	$4,478	$124	2.8%
CCRCs-Rental
Number of communities (period end)	30	43	(13)	(30.2)%
Total units (2)
Period end	7,193	9,965	(2,772)	(27.8)%
Weighted average	7,516	10,084	(2,568)	(25.5)%
RevPAR (4)	$5,028	$4,866	$162	3.3%
Occupancy rate (weighted average)	83.0%	83.7%	(0.7)%	(0.8)%
RevPOR (5)	$6,063	$5,812	$251	4.3%
Management Services
Number of communities (period end)	210	158	52	32.9%
Total units (2)
Period end	31,454	26,232	5,222	19.9%
Weighted average	31,361	26,435	4,926	18.6%
Occupancy rate (weighted average)	84.8%	86.8%	(2.0)%	(2.3)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	190,618	476,530	(285,912)	(60.0)%
Home Health average daily census	14,821	15,388	(567)	(3.7)%
Hospice average daily census	1,033	737	296	40.2%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

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

Resident Fees

Resident fee revenue decreased $120.5 million, or 11.4%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy decreased 150 basis points at the 818 communities we owned or leased during both full periods, primarily due to the impact of new competition in our markets. Additionally, Brookdale Ancillary Services segment revenue decreased $13.1 million, or 10.7%, primarily due to decreases in volume for outpatient therapy services and home health services. The 130 communities disposed of subsequent to the beginning of the prior year period (including the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $6.3 million of revenue during the current year period compared to $116.2 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 1.8% increase in RevPOR at the 818 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 0.9% compared to the prior year period.

Retirement Centers segment revenue decreased $7.7 million, or 4.6%, primarily due to the impact of dispositions of ten communities since the beginning of the prior year period, which generated no revenue during the current year period compared to $10.3 million of revenue in the prior year period. This decrease was partially offset by the impact of the reclassification of one community from the CCRCs-Rental segment into this segment during the current period. Retirement Centers segment revenue at the communities we operated during both full periods was $155.4 million for the second quarter of 2017, an increase of $0.4 million, or 0.3%, over the prior year period, primarily due to a 2.0% increase in RevPOR at these communities, partially offset by a 150 basis point decrease in occupancy at these communities.

Assisted Living segment revenue decreased $65.6 million, or 10.7%, primarily due to the impact of dispositions of 107 communities since the beginning of the prior year period, which generated $1.8 million of revenue during the current year period compared to $66.8 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $533.4 million for the second quarter of 2017, a decrease of $2.0 million, or 0.4%, over the prior year period, primarily due to a 160 basis point decrease in occupancy at these communities, partially offset by a 1.6% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $34.0 million, or 23.0%, primarily due to the impact of dispositions of 13 communities since the beginning of the prior year period, which generated $4.5 million of revenue during the current year period compared to $39.1 million of revenue in the prior year period. Additionally, revenue decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment subsequent to the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $109.7 million for the second quarter of 2017, an increase of $1.9 million, or 1.7%, over the prior year period, primarily due to a 2.5% increase in RevPOR at these communities, partially offset by a 70 basis point decrease in occupancy at these communities.

Brookdale Ancillary Services segment revenue decreased $13.1 million, or 10.7%, primarily due to a decreases in volume for outpatient therapy services and home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive. For home health in 2017, CMS has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. As a result, our home health reimbursement has been reduced by approximately 3.0% compared to the prior year period, which is consistent with our expectations for the remainder of 2017. These decreases were partially offset by an increase in volume for hospice services.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $48.1 million, or 23.6%, over the prior year period primarily due to our entry into management agreements with the Blackstone Venture.

Facility Operating Expense

Facility operating expense decreased $50.7 million, or 7.3%, over the prior year period primarily due to disposition activity, through sales and lease terminations, of 130 communities since the beginning of the prior year period, which incurred $7.5 million of facility operating expenses during the three months ended June 30, 2017 compared to $88.5 million of facility operating expenses in the three months ended June 30, 2016. Additionally, Brookdale Ancillary Services segment facility operating expenses decreased $7.2 million, or 6.9%, primarily due to decreases in volume for outpatient therapy services and home health services. These decreases were partially offset by an $11.3 million increase in insurance expense related to positive changes in the three months ended June 30, 2016 to estimates in general liability and professional liability and workers compensation expenses and an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods.

Retirement Centers segment facility operating expenses decreased $0.3 million, or 0.3%, primarily due to the impact of dispositions of ten communities since the beginning of the prior year period, which incurred $0.1 million of expenses during the current year period compared to $6.1 million in the prior year period. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods and the impact of the reclassification of one community from the CCRCs-Rental segment into this segment subsequent to the prior year period. Retirement Centers segment facility operating expenses at the communities we operated during both full periods were $89.8 million, an increase of $3.4 million, or 3.9%, over the prior year period.

Assisted Living segment facility operating expenses decreased $18.4 million, or 4.9%, primarily driven by the impact of dispositions of 107 communities since the beginning of the prior year period, which incurred $2.5 million of expenses during the current year period compared to $49.3 million in the prior year period. This decrease was partially offset by a $12.1 million increase in insurance expense related to positive changes in the three months ended June 30, 2016 to estimates in general liability and professional liability and workers compensation expenses and an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods. Assisted Living segment facility operating expenses at the communities we operated during both full periods were $347.9 million, an increase of $22.1 million, or 6.8%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $24.8 million, or 21.6%, primarily driven by the impact of dispositions of 13 communities since the beginning of the prior year period, which incurred $4.8 million of expenses during the current year period compared to $33.1 million in the prior year period. Additionally, facility operating expenses decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment subsequent to the prior year period. CCRCs-Rental segment facility operating expenses at the communities we operated during both full periods were $84.7 million, an increase of $2.7 million, or 3.3%, over the prior year period.

Brookdale Ancillary Services segment operating expenses decreased $7.2 million, or 6.9%, primarily due to decreases in volume for outpatient therapy services and home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

General and Administrative Expense

General and administrative expense decreased $23.6 million, or 26.0%, over the prior year period primarily due to a $16.1 million decrease in integration, transaction-related and strategic project costs. Integration, transaction-related and strategic project costs were $0.6 million during the current period compared to $16.7 million in the prior year period. Integration costs for 2016 include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction-related costs for 2016 include third party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs for 2016 include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities (including EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale. Additionally, a reduction in corporate associate headcount resulted in decreased salaries and wage expense for the three months ended June 30, 2017.

Transaction Costs

Transaction costs increased $2.9 million to $3.3 million. Transaction costs in the current year period were primarily related to direct costs related to our ongoing assessment of options and alternatives to enhance stockholder value. Transaction costs in the prior year period were primarily related to direct costs related to community disposition activity.

Facility Lease Expense

Facility lease expense decreased $8.0 million, or 8.6%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $12.5 million, or 9.4%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Asset Impairment

During the three months ended June 30, 2017, we recorded charges of $1.6 million primarily related to property damage at certain communities and the cancellation of certain community expansion and redevelopment projects. Asset impairment expense in the prior year period was primarily related to decreases in the estimated selling price of assets held for sale during the prior year period.

Loss on Facility Lease Termination

A loss on facility lease termination of $6.4 million was recognized during the three months ended June 30, 2017 for lease termination activity during the period.
Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $43.9 million, or 23.6%, primarily due to our entry into management agreements with the Blackstone Venture.

Interest Expense

Interest expense decreased by $20.1 million, or 20.8%, primarily due to lease termination activity and the repayment of long-term debt and our secured credit facility since the beginning of the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures

Equity in earnings (loss) of unconsolidated ventures decreased by $4.9 million over the prior year period. Equity in loss of unconsolidated ventures of $4.6 million in the current year period includes losses for the Blackstone Venture, which was formed subsequent to the prior year period.

Income Taxes

The difference between our effective tax rates for the three months ended June 30, 2017 and 2016 was due to an increase in the valuation allowance against our deferred tax assets during the quarter ended June 30, 2017, offset by the tax impact of the non-deductible write-off of goodwill that occurred in the quarter ended June 30, 2016. We recorded an aggregate deferred federal, state and local tax benefit of $18.2 million as a result of the operating loss for the three months ended June 30, 2017, which was offset by an increase in the valuation allowance of $15.2 million. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2017 and December 31, 2016 was $424.9 million and $264.3 million, respectively. As described in Note 4 to the consolidated financial statements, we recorded a significant increase to the valuation allowance in connection with the transactions related to the formation of the Blackstone Venture. We do not expect that we will become a federal cash taxpayer until 2021, at the earliest.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended June 30, 2017 and 2016 which are included in provision for income tax for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Six Months Ended June 30, 2017 to June 30, 2016

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

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community in the current period given changes to the community. The movement did not change our reportable segments, but it did impact the revenues, expenses and operating data reported within the two segments.  Revenue, expenses and operating data for the six months ended June 30, 2016 have not been recast.

As of June 30, 2017 our total operations included 1,039 communities with a capacity to serve 102,310 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$334,868	$339,416	$(4,548)	(1.3)%
Assisted Living	1,137,967	1,230,287	(92,320)	(7.5)%
CCRCs-Rental	256,000	300,485	(44,485)	(14.8)%
Brookdale Ancillary Services	222,162	245,528	(23,366)	(9.5)%
Total resident fees	1,950,997	2,115,716	(164,719)	(7.8)%
Management services (1)	452,241	406,270	45,971	11.3%
Total revenue	2,403,238	2,521,986	(118,748)	(4.7)%
Expense
Facility operating expense
Retirement Centers	193,569	190,213	3,356	1.8%
Assisted Living	733,607	775,392	(41,785)	(5.4)%
CCRCs-Rental	196,341	231,422	(35,081)	(15.2)%
Brookdale Ancillary Services	193,430	211,978	(18,548)	(8.7)%
Total facility operating expense	1,316,947	1,409,005	(92,058)	(6.5)%
General and administrative expense	132,650	183,316	(50,666)	(27.6)%
Transaction costs	10,932	1,291	9,641	746.8%
Facility lease expense	173,497	189,371	(15,874)	(8.4)%
Depreciation and amortization	248,374	260,531	(12,157)	(4.7)%
Asset impairment	22,265	7,527	14,738	195.8%
Loss of facility lease termination	6,368	—	6,368	NM
Costs incurred on behalf of managed communities	413,905	371,304	42,601	11.5%
Total operating expense	2,324,938	2,422,345	(97,407)	(4.0)%
Income from operations	78,300	99,641	(21,341)	(21.4)%
Interest income	1,435	1,430	5	0.3%
Interest expense	(169,545)	(193,507)	(23,962)	(12.4)%
Debt modification and extinguishment costs	(754)	(1,296)	(542)	(41.8)%
Equity in (loss) earnings of unconsolidated ventures	(3,589)	1,356	(4,945)	(364.7)%
(Loss) gain on sale of assets, net	(1,150)	2,551	(3,701)	(145.1)%
Other non-operating income	3,898	7,305	(3,407)	(46.6)%
Income (loss) before income taxes	(91,405)	(82,520)	8,885	10.8%
Provision for income taxes	(81,293)	(1,788)	79,505	NM
Net income (loss)	(172,698)	(84,308)	88,390	104.8%
Net (income) loss attributable to noncontrolling interest	107	83	24	28.9%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(172,591)	$(84,225)	$88,414	105.0%

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Selected Operating and Other Data:
Total number of communities (period end)	1,039	1,114	(75)	(6.7)%
Total units operated (2)
Period end	101,717	106,751	(5,034)	(4.7)%
Weighted average	102,379	107,344	(4,965)	(4.6)%
Owned/leased communities units (2)
Period end	70,263	80,519	(10,256)	(12.7)%
Weighted average	73,848	80,820	(6,972)	(8.6)%
Total RevPAR (3)	$4,399	$4,359	$40	0.9%
RevPAR (4)	$3,897	$3,853	$44	1.1%
Owned/leased communities occupancy rate (weighted average)	84.9%	86.0%	(1.1)%	(1.3)%
RevPOR (5)	$4,589	$4,481	$108	2.4%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	86	95	(9)	(9.5)%
Total units (2)
Period end	16,071	17,095	(1,024)	(6.0)%
Weighted average	16,590	17,095	(505)	(3.0)%
RevPAR (4)	$3,364	$3,309	$55	1.7%
Occupancy rate (weighted average)	87.6%	88.9%	(1.3)%	(1.5)%
RevPOR (5)	$3,839	$3,721	$118	3.2%
Assisted Living
Number of communities (period end)	713	818	(105)	(12.8)%
Total units (2)
Period end	46,999	53,459	(6,460)	(12.1)%
Weighted average	48,893	53,516	(4,623)	(8.6)%
RevPAR (4)	$3,879	$3,832	$47	1.2%
Occupancy rate (weighted average)	84.3%	85.4%	(1.1)%	(1.3)%
RevPOR (5)	$4,601	$4,485	$116	2.6%
CCRCs-Rental
Number of communities (period end)	30	43	(13)	(30.2)%
Total units (2)
Period end	7,193	9,965	(2,772)	(27.8)%
Weighted average	8,365	10,209	(1,844)	(18.1)%
RevPAR (4)	$5,060	$4,874	$186	3.8%
Occupancy rate (weighted average)	83.3%	84.0%	(0.7)%	(0.8)%
RevPOR (5)	$6,078	$5,801	$277	4.8%
Management Services
Number of communities (period end)	210	158	52	32.9%
Total units (2)
Period end	31,454	26,232	5,222	19.9%
Weighted average	28,531	26,524	2,007	7.6%
Occupancy rate (weighted average)	85.5%	86.9%	(1.4)%	(1.6)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	384,471	986,181	(601,710)	(61.0)%
Home Health average daily census	15,094	15,612	(518)	(3.3)%
Hospice average daily census	977	696	281	40.4%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Period end units operated excludes equity homes. Weighted average units operated represents the average units operated during the period, excluding equity homes.

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

Resident Fees

Resident fee revenue decreased $164.7 million, or 7.8%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy decreased 130 basis points at the 812 communities we owned or leased during both full periods, primarily due to the impact of new competition in our markets. Additionally, Brookdale Ancillary Services segment revenue decreased $23.4 million, or 9.5%, primarily due to decreases in volume for outpatient therapy services and home health services. The 130 communities disposed of subsequent to the beginning of the prior year period (including the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $82.3 million of revenue during the current year period compared to $236.0 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 2.0% increase in RevPOR at the 812 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 0.9% compared to the prior year period.

Retirement Centers segment revenue decreased $4.5 million, or 1.3%, primarily due to the impact of dispositions of ten communities since the beginning of the prior year period, which generated $8.1 million of revenue during the current year period compared to $20.7 million of revenue in the prior year period. This decrease was partially offset by the impact of the reclassification of one community from the CCRCs-Rental segment into this segment during the current period. Retirement Centers segment revenue at the communities we operated during both full periods was $300.8 million for the six months ended June 30, 2017, an increase of $2.7 million, or 0.9%, over the prior year period, primarily due to a 2.2% increase in RevPOR at these communities, partially offset by a 120 basis point decrease in occupancy at these communities.

Assisted Living segment revenue decreased $92.3 million, or 7.5%, primarily due to the impact of dispositions of 107 communities since the beginning of the prior year period, which generated $38.8 million of revenue during the current year period compared to $134.6 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $1,069.3 million for the six months ended June 30, 2017, a decrease of $1.1 million, or 0.1%, over the prior year period, primarily due to a 150 basis point decrease in occupancy at these communities, partially offset by a 1.8% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $44.5 million, or 14.8%, primarily due to the impact of dispositions of 13 communities since the beginning of the prior year period, which generated $35.4 million of revenue during the current year period compared to $80.7 million of revenue in the prior year period. Additionally, revenue decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment subsequent to the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $214.9 million for the six months ended June 30, 2017, an increase of $3.3 million, or 1.5%, over the prior year period, primarily due to a 2.2% increase in RevPOR at these communities, partially offset by a 70 basis point decrease in occupancy at these communities.

Brookdale Ancillary Services segment revenue decreased $23.4 million, or 9.5%, primarily due to decreases in volume for outpatient therapy services and home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive. For home health in 2017, CMS has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. As a result, our home health reimbursement has been reduced by approximately 3.0% compared to the prior year period, which is consistent with our expectations for the remainder of 2017. These decreases were partially offset by an increase in volume for hospice services.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $46.0 million, or 11.3%, over the prior year period primarily due to our entry into management agreements with the Blackstone Venture.

Facility Operating Expense

Facility operating expense decreased $92.1 million, or 6.5%, over the prior year period primarily due to disposition activity, through sales and lease terminations, of 130 communities since the beginning of the prior year period, which incurred $62.9 million of facility operating expenses during the six months ended June 30, 2017 compared to $177.0 million of facility operating expenses in the six months ended June 30, 2016. Additionally, Brookdale Ancillary Services segment facility operating expenses decreased $18.5 million, or 8.7%, primarily due to decreases in volume for outpatient therapy services and home health services. These decreases were partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full period and an $11.2 million increase in insurance expense related to positive changes in the six months ended June 30, 2016 to estimates in general liability and professional liability and workers compensation expenses.

Retirement Centers segment facility operating expenses increased $3.4 million, or 1.8%, primarily driven by an increase in salaries and wages arising from wage rate increases and the impact of the reclassification of one community from the CCRCs-Rental segment into this segment during the current year period. The increase was partially offset by dispositions of ten communities since the beginning of the prior year period, which incurred $5.0 million of expenses during the current year period compared to $12.1 million in the prior year period. Retirement Centers segment facility operating expenses at the communities we operated during both full periods were $172.0 million, an increase of $5.8 million, or 3.5%, over the prior year period.

Assisted Living segment facility operating expenses decreased $41.8 million, or 5.4%, primarily driven by the impact of dispositions of 107 communities since the beginning of the prior year period, which incurred $28.8 million of expenses during the current year period compared to $98.3 million in the prior year period. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods and a $10.8 million increase in insurance expense related to positive changes in the six months ended June 30, 2016 to estimates in general liability and professional liability and workers compensation expenses. Assisted Living segment facility operating expenses at the communities we operated during both full periods were $683.4 million, an increase of $20.2 million, or 3.0%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $35.1 million, or 15.2%, primarily driven by the impact of dispositions of 13 communities since the beginning of the prior year period, which incurred $29.1 million of expenses during the current year period compared to $66.6 million in the prior year period. Additionally, facility operating expenses decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment during the current year period. CCRCs-Rental segment facility operating expenses at the communities we operated during both full periods were $161.4 million, an increase of $2.2 million, or 1.4%, over the prior year period.

Brookdale Ancillary Services segment operating expenses decreased $18.5 million, or 8.7%, primarily due to decreases in volume for outpatient therapy services and home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

General and Administrative Expense

General and administrative expense decreased $50.7 million, or 27.6%, over the prior year period primarily due to a $35.1 million decrease in integration, transaction-related and strategic project costs. Integration, transaction-related and strategic project costs were $0.7 million during the current period compared to $35.8 million in the prior year period. Integration costs for 2016 include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction-related costs for 2016 include third party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs for 2016 include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities (including EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale. Additionally, a reduction in corporate associate headcount resulted in decreased salaries and wage expense for the six months ended June 30, 2017.

Transaction Costs

Transaction costs increased $9.6 million to $10.9 million. Transaction costs in the current year period were primarily related to direct costs related to the formation of the Blackstone Venture and our ongoing assessment of options and alternatives to enhance stockholder value. Transaction costs in the prior year period were primarily related to direct costs related to community disposition activity.

Facility Lease Expense

Facility lease expense decreased $15.9 million, or 8.4%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $12.2 million, or 4.7%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Asset Impairment

During the six months ended June 30, 2017, we recorded charges of $22.3 million primarily related to the formation of the Blackstone Venture and termination of leases related thereto. Additionally, we recorded $2.6 million of other asset impairment expense primarily related to property damage at certain communities and the cancellation of certain community expansion and redevelopment projects. Asset impairment expense in the prior year period was primarily related to decreases in the estimated selling price of assets held for sale during the prior year period.

Loss on Facility Lease Termination

A loss on facility lease termination of $6.4 million was recognized during the six months ended June 30, 2017 for lease termination activity during the period.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $42.6 million, or 11.5%, primarily due to our entry into management agreements with the Blackstone Venture

Interest Expense

Interest expense decreased by $24.0 million, or 12.4%, primarily due to lease termination activity and the repayment of long-term debt and our secured credit facility since the beginning of the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures

Equity in earnings (loss) of unconsolidated ventures decreased by $4.9 million over the prior year period. Equity in loss of unconsolidated ventures of $3.6 million in the current year period includes losses for the Blackstone Venture, which was formed subsequent to the prior year period.

Income Taxes
The difference between our effective tax rates for the six months ended June 30, 2017 and 2016 was primarily due to recording an additional valuation allowance against our deferred tax assets during the six months ended June 30, 2017, offset by the tax impact of the non-deductible write-off of goodwill in 2016. We recorded an aggregate deferred federal, state and local tax benefit of $31.7 million as a result of the operating loss for the six months ended June 30, 2017, which was offset by an increase in the valuation allowance of $112.1 million, of which $85.0 million was recorded as a result of the Blackstone Venture. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2017 and December 31, 2016 was $424.9 million and $264.3 million, respectively. As described in Note 4 to the consolidated financial statements, we recorded a significant increase to the valuation allowance in connection with the transactions related to the formation of the Blackstone Venture. We do not expect that we will become a federal cash taxpayer until 2021, at the earliest.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the six months ended June 30, 2017 and 2016 which are included in provision for income tax for the period. Tax returns for years 2012 through 2015 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Net cash provided by operating activities	$199,874	$177,839	$22,035	12.4%
Net cash used in investing activities	(261,215)	(156,736)	104,479	66.7%
Net cash used in financing activities	(3,528)	(70,079)	(66,551)	(95.0)%
Net decrease in cash and cash equivalents	(64,869)	(48,976)	15,893	32.5%
Cash and cash equivalents at beginning of period	216,397	88,029	128,368	145.8%
Cash and cash equivalents at end of period	$151,528	$39,053	$112,475	288.0%

The increase in net cash provided by operating activities of $22.0 million was attributable primarily to a $26.0 million decrease in integration, transaction, transaction-related and strategic project costs compared to the prior year period. The increase was partially offset by the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period.

The increase in net cash used in investing activities of $104.5 million was primarily attributable to our contribution of $179.2 million in connection with the formation of the Blackstone Venture. The increase was partially offset by reduced acquisition and capital expenditure activity.

The decrease in net cash used in financing activities was primarily attributable to a decrease in repayments of debt during the current year period.

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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2017, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due June 15, 2018, and our separate letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.2 billion of non-recourse property-level mortgage financings as of June 30, 2017.

At June 30, 2017, we had $3.6 billion of debt outstanding excluding capital and financing lease obligations, at a weighted-average interest rate of 4.9% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due June 15, 2018). No balance was drawn on our secured credit facility as of June 30, 2017. At June 30, 2017, we had $1.6 billion of capital and financing lease obligations and $99.7 million of letters of credit had been issued under our secured credit facility and separate letter of credit facilities. For the twelve months ending June 30, 2018 we will be required to make approximately $167.0 million and $369.2 million of cash payments in connection with our existing capital and financing leases and operating leases, respectively.

Total liquidity of $546.0 million as of June 30, 2017 included $151.5 million of unrestricted cash and cash equivalents (excluding cash and escrow deposits-restricted and lease security deposits of $62.6 million in the aggregate), $29.8 million of marketable securities, and $364.7 million of availability on our secured credit facility.

In June 2017, we obtained a $54.7 million non-recourse supplemental loan, secured by first mortgages on seven communities. The loan bears interest at a fixed rate of 4.69% and matures on March 1, 2022. Proceeds from the loan added to our liquidity.

In July 2017, we completed the refinancing of two existing loan portfolios secured by the non-recourse first mortgage on 22 communities. The $221.3 million of proceeds from the refinancing were primarily utilized to pay off $188.1 million and $13.6 million of mortgage debt maturing in April 2018 and January 2021, respectively. The mortgage facility has a 10 year term, and

70% of the principal amount bears interest at a fixed rate of 4.81% and the remaining 30% of the principal amount bears interest at a variable rate of 30-day LIBOR plus a margin of 244 basis points.

At June 30, 2017, we had $516.6 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, in connection with our ongoing portfolio optimization initiative, and to pursue strategic business development opportunities. As of June 30, 2017, the current portion of long-term debt was $555.7 million, which includes the carrying amount of our 2.75% convertible senior notes due June 15, 2018, the carrying amount of $67.7 million of mortgage debt due in May 2018 and the $60.5 million of mortgage debt related to 14 communities classified as held for sale as of June 30, 2017. We estimate that we will have sufficient liquidity to settle the principal amount of $316.3 million of the convertible notes in cash at maturity, though we currently anticipate obtaining additional liquidity in 2017 through refinancing of certain under-levered assets that have associated debt maturities arising in 2018 and 2023. However, there can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have 10 Program Max projects that have been approved, most of which have begun construction and are expected to generate 23 net new units.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2017 as well as our anticipated capital expenditures for the year ended December 31, 2017 for our consolidated communities (in millions):

	Actual Six Months Ended June 30, 2017	Anticipated 2017 Range
Community-level capital expenditures, net (1)	$59.7	$150.0 - 155.0
Corporate	13.9	40.0 - 45.0
Non-development capital expenditures, net (2)	73.6	190.0 - 200.0
Development capital expenditures, net (3)	3.8	30.0 - 40.0
Total capital expenditures, net	$77.4	$220.0 - 240.0

(1)
Amount shown for the six months ended June 30, 2017 is the amount invested, net of lessor reimbursements of $8.9 million. Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $10.0 million of lessor reimbursements received or anticipated to be received.

(2)	Amounts are included in Adjusted Free Cash Flow.

(3)
Amount shown for the six months ended June 30, 2017 is the amount invested, net of lessor reimbursements of $4.7 million. Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $40.0 million to $50.0 million of lessor reimbursements anticipated to be received.

During 2017, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, lessor reimbursements in the amount of approximately $50.0 million to $60.0 million, amounts drawn on construction loans and, if necessary, amounts drawn on our secured credit facility.

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

As of June 30, 2017, no borrowings were outstanding on the revolving credit facility, $35.3 million of letters of credit were outstanding and we had $364.7 million of availability on our secured credit facility. We also had separate letter of credit facilities of up to $64.5 million in the aggregate as of June 30, 2017. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of June 30, 2017, we are in compliance with the financial covenants of our outstanding debt agreements.

Long-Term Leases

As of June 30, 2017, we have 469 communities operated under long-term leases. The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease.

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

For the three months ended June 30, 2017, our cash lease payments for our capital and financing leases and operating leases were $42.7 million and $90.6 million, respectively. For the six months ended June 30, 2017, our cash lease payments for our capital and financing leases and operating leases were $103.7 million and $185.2 million, respectively. For the twelve months ending June 30, 2018, we will be required to make approximately $167.0 million and $369.2 million of cash payments in connection with our existing capital and financing leases and operating leases, respectively.

As of June 30, 2017, we are in compliance with the financial covenants of our long-term leases.

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

There have been no other material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The table below reconciles Adjusted EBITDA from net income (loss) for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
	2017	2016	2017	2016
Net income (loss)	$(46,337)	$(35,491)	$(172,698)	$(84,308)
(Benefit) provision for income taxes	(2,735)	123	81,293	1,788
Equity in loss (earnings) of unconsolidated ventures	4,570	(338)	3,589	(1,356)
Debt modification and extinguishment costs	693	186	754	1,296
Loss (gain) on sale of assets, net	547	198	1,150	(2,551)
Other non-operating income	(2,236)	(2,267)	(3,898)	(7,305)
Interest expense	76,476	96,604	169,545	193,507
Interest income	(804)	(728)	(1,435)	(1,430)
Income from operations	30,174	58,287	78,300	99,641
Depreciation and amortization	120,887	133,394	248,374	260,531
Asset impairment	1,559	4,152	22,265	7,527
Loss on facility lease termination	6,368	—	6,368	—
Straight-line lease (income) expense	(3,119)	(523)	(6,126)	3,412
Amortization of above market lease, net	(1,697)	(1,733)	(3,394)	(3,466)
Amortization of deferred gain	(1,093)	(1,093)	(2,186)	(2,186)
Non-cash stock-based compensation	7,246	8,994	15,020	18,763
Adjusted EBITDA	$160,325	$201,478	$358,621	$384,222

(1)
For the three and six months ended June 30, 2017, the calculation of Adjusted EBITDA includes $3.9 million and $11.6 million of transaction and strategic project costs, respectively. For the three and six months ended June 30, 2016, the calculation of Adjusted EBITDA includes $17.1 million and $37.1 million of integration, transaction, transaction-related and strategic project costs, respectively. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity, our ongoing assessment of options and alternatives to enhance stockholder value, and corporate capital structure assessment activities (including stockholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$133,108	$107,496	$199,874	$177,839
Net cash used in investing activities	(60,843)	(82,288)	(261,215)	(156,736)
Net cash used in financing activities	20,026	(57,017)	(3,528)	(70,079)
Net decrease in cash and cash equivalents	$92,291	$(31,809)	$(64,869)	$(48,976)

Net cash provided by operating activities	$133,108	$107,496	$199,874	$177,839
Changes in operating assets and liabilities	(40,401)	10,420	8,191	38,560
Proceeds from refundable entrance fees, net of refunds	(652)	(6)	(1,554)	(599)
Lease financing debt amortization	(14,382)	(15,532)	(31,630)	(30,834)
Distributions from unconsolidated ventures from cumulative share of net earnings	(453)	—	(892)	—
Non-development capital expenditures, net	(38,832)	(58,759)	(73,554)	(115,793)
Property insurance proceeds	1,571	1,267	2,969	3,597
Adjusted Free Cash Flow	$39,959	$44,886	$103,404	$72,770

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands). For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$85,867	$55,842	$145,791	$110,435
Net cash used in investing activities	(68,585)	(45,682)	(1,218,665)	(83,606)
Net cash provided by (used in) financing activities	(29,166)	(14,784)	1,115,893	(20,635)
Net increase in cash and cash equivalents	$(11,884)	$(4,624)	$43,019	$6,194

Net cash provided by operating activities	$85,867	$55,842	$145,791	$110,435
Changes in operating assets and liabilities	(16,559)	(5,205)	(14,473)	(7,525)
Proceeds from refundable entrance fees, net of refunds	(5,028)	(677)	(9,393)	(2,776)
Non-development capital expenditures, net	(23,739)	(24,507)	(40,766)	(46,312)
Property insurance proceeds	834	—	1,227	—
Adjusted Free Cash Flow of unconsolidated ventures	$41,375	$25,453	$82,386	$53,822

Brookdale weighted average ownership percentage	19.1%	38.7%	20.2%	34.1%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$7,920	$9,860	$16,670	$18,365

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2017, we had approximately $2.3 billion of long-term fixed rate debt, $1.3 billion of long-term variable rate debt, including our secured credit facility, and $1.6 billion of capital and financing lease obligations. As of June 30, 2017, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.90% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due June 15, 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of June 30, 2017, $2.3 billion, or 64.7%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of June 30, 2017, $776.4 million, or 21.6%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $495.1 million, or 13.7%, of our debt is variable rate debt not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $13.0 million, a 500 basis point increase in interest rates would have an impact of $52.4 million and a 1,000 basis point increase in interest rates would have an impact of $77.7 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2017 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2017 - 4/30/2017	—	—	—	90,360
5/1/2017 - 5/31/2017	14,833	$14.02	—	90,360
6/1/2017 - 6/30/2017	—	—	—	90,360
Total	14,833	$14.02	—

(1)
Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. No shares were purchased pursuant to the repurchase program during the three months ended June 30, 2017, and approximately $90.4 million remained available under the repurchase program as of June 30, 2017.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	Chief Financial Officer (Principal Financial Officer)
Date:	August 8, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-32641)).
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
10.1
Agreement dated as of July 25, 2017 by and among the Company, Land & Buildings Investment Management, LLC, Land & Buildings Capital Growth Fund LP and Jonathan Litt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2017 (File No. 001-32641)).

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