Form 10-Q
period 2017-09-30
Brookdale Senior Living Inc.
filed 2017-11-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 3, 2017, 186,391,101 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$291,554	$216,397
Marketable securities	246,376	—
Cash and escrow deposits – restricted	43,724	32,864
Accounts receivable, net	130,943	141,705
Assets held for sale	106,435	97,843
Prepaid expenses and other current assets, net	116,820	130,695
Total current assets	935,852	619,504
Property, plant and equipment and leasehold intangibles, net	6,180,376	7,379,305
Cash and escrow deposits – restricted	23,541	28,061
Investment in unconsolidated ventures	185,880	167,826
Goodwill	505,783	705,476
Other intangible assets, net	64,877	83,007
Other assets, net	195,857	234,508
Total assets	$8,092,166	$9,217,687
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$553,567	$145,649
Current portion of capital and financing lease obligations	92,937	69,606
Trade accounts payable	76,977	77,356
Accrued expenses	317,927	328,037
Refundable entrance fees and deferred revenue	83,672	106,946
Tenant security deposits	3,316	3,548
Total current liabilities	1,128,396	731,142
Long-term debt, less current portion	3,384,211	3,413,998
Capital and financing lease obligations, less current portion	1,484,652	2,415,914
Deferred liabilities	236,901	267,364
Deferred tax liability	134,622	80,646
Other liabilities	213,698	230,891
Total liabilities	6,582,480	7,139,955
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2017 and December 31, 2016; 194,716,651 and 193,224,082 shares issued and 191,538,250 and 190,045,681 shares outstanding (including 5,147,149 and 4,608,187 unvested restricted shares), respectively	1,915	1,900
Additional paid-in-capital	4,120,963	4,102,397
Treasury stock, at cost; 3,178,401 shares at September 30, 2017 and December 31, 2016	(56,440)	(56,440)
Accumulated deficit	(2,556,351)	(1,969,875)
Total Brookdale Senior Living Inc. stockholders' equity	1,510,087	2,077,982
Noncontrolling interest	(401)	(250)
Total equity	1,509,686	2,077,732
Total liabilities and equity	$8,092,166	$9,217,687

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Resident fees	$922,892	$1,042,831	$2,873,889	$3,158,547
Management fees	18,138	15,532	56,474	50,498
Reimbursed costs incurred on behalf of managed communities	236,958	187,763	650,863	559,067
Total revenue	1,177,988	1,246,126	3,581,226	3,768,112

Expense
Facility operating expense (excluding depreciation and amortization of $105,424, $118,756, $325,976, and $351,667, respectively)	650,654	704,221	1,967,601	2,113,226
General and administrative expense (including non-cash stock-based compensation expense of $7,527, $8,455, $22,547 and $27,218, respectively)	63,779	63,425	196,429	246,741
Transaction costs	1,992	659	12,924	1,950
Facility lease expense	84,437	92,519	257,934	281,890
Depreciation and amortization	117,649	130,783	366,023	391,314
Goodwill and asset impairment	368,551	19,111	390,816	26,638
Loss on facility lease termination	4,938	—	11,306	—
Costs incurred on behalf of managed communities	236,958	187,763	650,863	559,067
Total operating expense	1,528,958	1,198,481	3,853,896	3,620,826
Income (loss) from operations	(350,970)	47,645	(272,670)	147,286

Interest income	1,285	809	2,720	2,239
Interest expense:
Debt	(44,382)	(43,701)	(126,472)	(131,422)
Capital and financing lease obligations	(31,999)	(50,401)	(114,086)	(151,561)
Amortization of deferred financing costs and debt premium (discount)	(3,544)	(2,380)	(8,827)	(6,978)
Change in fair value of derivatives	(74)	—	(159)	(28)
Debt modification and extinguishment costs	(11,129)	(1,944)	(11,883)	(3,240)
Equity in (loss) earnings of unconsolidated ventures	(6,722)	(878)	(10,311)	478
(Loss) gain on sale of assets, net	(233)	(425)	(1,383)	2,126
Other non-operating income	2,621	3,706	6,519	11,011
Income (loss) before income taxes	(445,147)	(47,569)	(536,552)	(130,089)
Benefit (provision) for income taxes	31,218	(4,159)	(50,075)	(5,947)
Net income (loss)	(413,929)	(51,728)	(586,627)	(136,036)
Net (income) loss attributable to noncontrolling interest	44	43	151	126
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(413,885)	$(51,685)	$(586,476)	$(135,910)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.22)	$(0.28)	$(3.15)	$(0.73)

Weighted average shares used in computing basic and diluted net income (loss) per share	186,298	185,946	186,068	185,641

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended September 30, 2017
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2017	190,046	$1,900	$4,102,397	$(56,440)	$(1,969,875)	$2,077,982	$(250)	$2,077,732
Compensation expense related to restricted stock grants	—	—	22,547	—	—	22,547	—	22,547
Net income (loss)	—	—	—	—	(586,476)	(586,476)	(151)	(586,627)
Issuance of common stock under Associate Stock Purchase Plan	130	1	1,585	—	—	1,586	—	1,586
Restricted stock, net	1,755	18	(18)	—	—	—	—	—
Shares withheld for employee taxes	(393)	(4)	(5,662)	—	—	(5,666)	—	(5,666)
Other	—	—	114	—	—	114	—	114
Balances at September 30, 2017	191,538	$1,915	$4,120,963	$(56,440)	$(2,556,351)	$1,510,087	$(401)	$1,509,686

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(586,627)	$(136,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	669	375
Depreciation and amortization, net	374,850	398,292
Goodwill and asset impairment	390,816	26,638
Equity in loss (earnings) of unconsolidated ventures	10,311	(478)
Distributions from unconsolidated ventures from cumulative share of net earnings	1,365	6,400
Amortization of deferred gain	(3,277)	(3,279)
Amortization of entrance fees	(2,457)	(3,111)
Proceeds from deferred entrance fee revenue	4,519	11,327
Deferred income tax provision	48,669	3,804
Change in deferred lease liability	(9,204)	2,553
Change in fair value of derivatives	159	28
Loss (gain) on sale of assets, net	1,383	(2,126)
Loss on facility lease termination	11,306	—
Non-cash stock-based compensation	22,547	27,218
Non-cash interest expense on financing lease obligations	13,960	19,728
Amortization of (above) below market lease, net	(5,091)	(5,165)
Other	(4,699)	(6,360)
Changes in operating assets and liabilities:
Accounts receivable, net	10,765	8,183
Prepaid expenses and other assets, net	23,323	(7,338)
Accounts payable and accrued expenses	(21,459)	(73,892)
Tenant refundable fees and security deposits	(232)	(693)
Deferred revenue	1,513	11,213
Net cash provided by operating activities	283,109	277,281

Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(411)	(1,776)
Change in cash and escrow deposits — restricted	(6,340)	(1,810)
Purchase of marketable securities	(246,376)	—
Additions to property, plant and equipment and leasehold intangibles, net	(140,044)	(263,950)
Acquisition of assets, net of related payables and cash received	(400)	(12,157)
Investment in unconsolidated ventures	(187,600)	(6,071)
Distributions received from unconsolidated ventures	11,491	4,836
Proceeds from sale of assets, net	34,570	219,471
Property insurance proceeds	4,430	6,360
Other	962	723
Net cash used in investing activities	(529,718)	(54,374)

Cash Flows from Financing Activities
Proceeds from debt	1,293,047	202,132
Repayment of debt and capital and financing lease obligations	(958,703)	(217,696)
Proceeds from line of credit	100,000	1,276,500
Repayment of line of credit	(100,000)	(1,486,500)
Payment of financing costs, net of related payables	(5,705)	(1,414)
Proceeds from refundable entrance fees, net of refunds	(2,241)	(907)
Payment on lease termination	(552)	(9,250)
Payments of employee taxes for withheld shares	(5,666)	(1,435)
Other	1,586	1,818
Net cash provided by (used in) financing activities	321,766	(236,752)
Net increase (decrease) in cash and cash equivalents	75,157	(13,845)
Cash and cash equivalents at beginning of period	216,397	88,029
Cash and cash equivalents at end of period	$291,554	$74,184

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2017, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 15, 2017.

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

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.9 billion and $3.6 billion as of September 30, 2017 and December 31, 2016, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

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

During the nine months ended September 30, 2017 and September 30, 2016, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. The reduction in these accrued reserves decreased facility operating expense by $3.7 million and $9.3 million for the three and nine months ended September 30, 2017, respectively, and by $13.9 million and $27.6 million for the three and nine months ended September 30, 2016, respectively.

Lease Accounting

The Company, as lessee, makes a determination with respect to each of its community leases as to whether each should be accounted for as an operating lease or capital lease. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by ASC 840, Leases ("ASC 840"), in the assumed lease agreement. Payments made under operating leases are accounted for in the Company's condensed consolidated statements of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred.

For capital and financing lease obligation arrangements, a liability is established on the Company's condensed consolidated balance sheet representing the present value of the future minimum lease payments and a residual value for financing leases and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the condensed consolidated balance sheet. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit's carrying amount exceeds its fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 on a prospective basis on January 1, 2017. The Company applied the adoption of ASU 2017-04 to its goodwill analysis performed in the three months ended September 30, 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business to assist companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. Under ASU 2017-01, if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. Transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. The amendments are effective on a prospective basis for the Company's fiscal year beginning January 1, 2018 and early adoption is permitted, including within interim periods. Upon adoption, the Company anticipates that the changes to the definition of a business may result in acquisitions of real estate, communities or senior housing operating companies being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. Upon adoption, the changes required by ASU 2016-18 must be applied retrospectively to all periods presented. The Company plans to adopt ASU 2016-18 on January 1, 2018. The Company anticipates that the inclusion of the change in cash and escrow deposits restricted within the retrospective presentation of the statements of cash flows will result in a $6.3 million decrease to the amount of net cash used in investing activities for the nine months ended September 30, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications on the classification of certain transactions within the statement of cash flows, the amendments in ASU 2016-15 provide that debt prepayment and debt extinguishment costs will be classified within financing activities within the statement of cash flows. ASU 2016-15 is effective for the Company for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company plans to adopt ASU 2016-15 on January 1, 2018. Upon adoption, the changes in classification within the statement of cash flows must be applied retrospectively to all periods presented. The Company has identified $11.2 million and $2.9 million of cash paid for debt modification and extinguishment costs for the nine months ended September 30, 2017 and 2016, respectively, that the Company anticipates will be retrospectively classified as cash flows from financing activities upon adoption of ASU 2016-15. The Company anticipates that the retrospective application will result in an $11.2 million increase to the amount of net cash provided by operating activities and an $11.2 million decrease to the amount of net cash provided by financing activities for the nine months ended September 30, 2017. The Company anticipates that the retrospective application will result in a $2.9 million increase to the amount of net cash provided by operating activities and a $2.9 million increase to the amount of amount net cash used in financing activities for the nine months ended September 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as the classification of awards and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 and changed its accounting policy from estimating forfeitures to recording forfeitures when they occur. The Company’s adoption of ASU 2016-09 did not have a material impact on its condensed consolidated financial statements. There was no current impact on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017 from the adoption of ASU 2016-09 as the Company is in a net operating loss position and any excess tax benefits require a full valuation allowance. See Note 12 for more information about the Company's deferred income taxes. The changes have been applied using a modified retrospective approach in accordance with ASU 2016-09 and prior periods have not been adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. For the nine months ended September 30, 2017, the Company made cash lease payments of $275.5 million for long-term community leases accounted for as operating leases under ASC 840. The Company anticipates that the adoption of ASU 2016-02 will result in the recognition of material lease liabilities and right-of use assets on the condensed consolidated balance sheet for these community operating leases. The Company continues to evaluate the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The five step model defined by ASU 2014-09 requires the Company to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). ASU 2014-09, as amended, is effective for the Company's fiscal year beginning January 1, 2018, and, at that time, the Company expects to adopt the new standard under the modified retrospective approach for contracts with customers. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. The Company continues to evaluate the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and disclosures. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. In addition, the Company is monitoring specific developments for the senior living industry and evaluating potential changes to our business processes, systems and controls to support the recognition and disclosure under the new standard. Preliminary conclusions based upon procedures to-date include the following:

•	Resident Fees: The Company does not anticipate that the adoption of ASU 2014-09 will result in a significant change to the amount and timing of the recognition of resident fee revenue.

•
Management Fees and Reimbursed Costs Incurred on Behalf of Managed Communities: The Company manages certain communities under contracts which provide for payment to the Company of a periodic management fee plus reimbursement of certain operating expenses. The Company does not anticipate that there will be any significant change to the amount and timing of revenue recognized for these periodic management fees. Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. Upon adoption of ASU 2014-09, the Company anticipates that incentive fee revenue may be recognized earlier during the annual contract period. The Company continues to evaluate the performance obligations and assessing the transfer of control for each operating service identified in the contracts, which may impact the amount of revenue recognized for reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations.

•
Equity in Earnings (Loss) of Unconsolidated Ventures: Certain of the Company's unconsolidated ventures accounted for under the equity method have residency agreements which require the resident to pay an upfront entrance fee prior to moving into the community and a portion of the upfront entrance fee is non-refundable. The Company's unconsolidated ventures continue to evaluate the impact of the adoption of ASU 2014-09, which may impact the recognition of equity in earnings of unconsolidated ventures.

Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of subtopic 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. Under ASU 2014-09 and ASU 2017-05 the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. Upon adoption, the Company will apply the five step revenue model to all future sales of real estate. The Company may elect to adopt ASU 2014-09 and ASU 2017-05 for contracts with noncustomers utilizing either a full retrospective approach or a modified retrospective approach. The Company has deferred gains related to sales of real estate which may be recognized as a cumulative adjustment to retained earnings upon adoption if the full retrospective approach is elected for contracts with noncustomers. The Company continues to evaluate the impact the adoption of ASU 2014-09 and ASU 2017-05 will have on its condensed consolidated financial statements and disclosures.

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

During the three and nine months ended September 30, 2017 and September 30, 2016, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 5.3 million for each of the three and nine months ended September 30, 2017, and 4.7 million and 4.6 million for the three and nine months ended September 30, 2016, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due June 15, 2018. As of September 30, 2017 and September 30, 2016, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of September 30, 2017 and September 30, 2016, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions, Dispositions and Other Significant Transactions

The Company completed dispositions, through sales and lease terminations, of 139 communities during the period from January 1, 2016 through September 30, 2017, including three communities disposed of prior to June 30, 2016. The Company's condensed consolidated financial statements include resident fee revenue of $4.0 million and $115.1 million, facility operating expenses of $3.3 million and $87.4 million, and cash lease payments of $0.9 million and $27.5 million for the 136 communities for the three months ended September 30, 2017 and September 30, 2016, respectively. The Company's condensed consolidated financial statements include resident fee revenue of $96.6 million and $361.1 million, facility operating expenses of $74.4 million and $272.6 million, and cash lease payments of $26.8 million and $82.4 million for the 139 communities for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The foregoing transactions, and the Company's assets held for sale as of September 30, 2017, are described below.

Dispositions and Restructurings of Communities Leased from HCP

On November 1, 2016, the Company announced that it had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which were contributed to an existing unconsolidated venture in which the Company holds an equity interest and 64 of which were acquired by the Blackstone Venture described below. In addition to the formation of the Blackstone Venture, the transactions included the following components with respect to 33 communities:

•
The Company and HCP, Inc. ("HCP") agreed to terminate triple-net leases with respect to eight communities. HCP agreed to contribute immediately thereafter four of such communities, to an existing unconsolidated venture with HCP in which the Company has a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reported in the following segments within the condensed consolidated financial statements through the respective disposition dates: Assisted Living (six communities), Retirement Centers (one community) and CCRCs-Rental (one community).

•
The Company and HCP agreed to terminate triple-net leases with respect to 25 communities. During the three months ended September 30, 2017, the triple-net leases with respect to two communities were terminated. The Company’s triple net lease obligations with respect to the remaining 23 communities either have been terminated, or are expected to be terminated, during the three months ended December 31, 2017.  Following the termination of the Company’s triple net lease obligations for these communities, the Company will continue to operate certain of these communities on an interim basis, and such communities will be reported in the Management Services segment from and after termination of such triple net lease obligations.  The Company's condensed consolidated financial statements include resident fee revenue of $18.0 million and $18.1 million, facility operating expenses of $14.8 million and $14.6 million, and cash lease payments of $2.6 million and $4.9 million for the 25 communities for the three months ended September 30, 2017 and September 30, 2016, respectively. The Company's condensed consolidated financial statements include resident fee revenue of $54.9 million and $54.6 million, facility operating expenses of $44.7 million and $44.0 million, and cash lease payments of $8.1 million and $14.7 million for the 25 communities for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Formation of Venture with Blackstone

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the “Blackstone Venture”) that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point the Company will manage the communities; however, there can be no assurance that the terminations will occur or, if they do, when the actual terminations will occur. Two of the communities are managed by a third party for the venture.

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

Dispositions of Owned Communities and Assets Held for Sale

The Company began 2017 with 16 of its owned communities classified as held for sale as of December 31, 2016. During the nine months ended September 30, 2017, the Company completed the sale of three communities, and during the three months ended September 30, 2017, the Company entered into an agreement to sell an additional community, which is classified as held for sale as of September 30, 2017. As of September 30, 2017, 15 communities were classified as held for sale.

As of September 30, 2017, $106.4 million was recorded as assets held for sale and $50.4 million of mortgage debt was included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to the 15 communities held for sale. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 15 communities are reported in the following segments within the condensed consolidated financial statements:

Assisted Living (12 communities) and CCRCs-Rental (three communities). The 15 communities had resident fee revenue of $12.2 million and $12.8 million and facility operating expenses of $10.9 million and $11.0 million for the three months ended September 30, 2017 and September 30, 2016, respectively. The 15 communities had resident fee revenue of $37.6 million and $39.0 million and facility operating expenses of $33.2 million and $33.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The closings of the sales of the unsold communities classified as held for sale are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions and are expected to occur during the next 12 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Other Lease Terminations

During the nine months ended September 30, 2017, the Company terminated leases for 14 communities otherwise than in connection with the transactions with Blackstone and HCP described above. The Company recognized $4.9 million and $11.3 million net loss on facility lease termination for the three and nine months ended September 30, 2017, respectively, primarily from the write-off of assets subject to terminated lease agreements. The results of operations of the 14 communities are reported in the following segments with the condensed consolidated financial statements through the respective termination dates: Retirement Centers (one community), Assisted Living (12 communities), and CCRCs-Rental (one community).

5.  Stock-Based Compensation

Current year grants of restricted stock under the Company's 2014 Omnibus Incentive Plan were as follows (amounts in thousands except for value per share):

	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2017	2,392	$14.84	$35,497
Three months ended June 30, 2017	71	$13.11	$937
Three months ended September 30, 2017	67	$13.19	$889

6.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill as of September 30, 2017 and December 31, 2016 presented on an operating segment basis (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Dispositions and Other Reductions	Net	Gross Carrying Amount	Dispositions and Other Reductions	Net
Retirement Centers	$28,141	$(820)	$27,321	$28,141	$(820)	$27,321
Assisted Living	605,469	(253,817)	351,652	600,162	(48,817)	551,345
Brookdale Ancillary Services	126,810	—	126,810	126,810	—	126,810
Total	$760,420	$(254,637)	$505,783	$755,113	$(49,637)	$705,476

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually during the fourth quarter or whenever indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value of a reporting unit is less than its carrying amount. The fair values used in the quantitative goodwill impairment test are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates. If the quantitative goodwill impairment test results in a reporting unit's carrying amount exceeding its estimated fair value, an impairment charge will be recorded based on the difference in accordance with ASU 2017-04, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

During the third quarter of 2017, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. Based upon the Company's qualitative assessment, the Company performed a quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value.

In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. In using the income approach to estimate the fair value of reporting units for purposes of its goodwill impairment test, the Company made certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that the Company would receive upon a sale of the communities using estimated capitalization rates, all of which are considered Level 3 inputs in accordance with ASC 820. The Company corroborated the estimated capitalization rates used in these calculations with capitalization rates observable from recent market transactions. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying amount of the Company's Assisted Living reporting unit exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, the Company recorded a non-cash impairment charge of $205.0 million to goodwill recorded on the Assisted Living operating segment for the three months ended September 30, 2017. Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the estimated fair value of both the Company's Retirement Centers and Brookdale Ancillary Services reporting units exceeded their respective carrying values as of September 30, 2017.

Determining the fair value of the Company’s reporting units involves the use of significant estimates and assumptions, which the Company believes to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include increases in interest rates, which could impact capitalization and discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities. Significant adverse changes in the Company’s future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including but not limited to increased competition and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that additional goodwill is impaired.

The following is a summary of other intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738	$4,738	$—	$4,738
Health care licenses	51,825	—	51,825	65,126	—	65,126
Trade names	27,800	(23,070)	4,730	27,800	(21,135)	6,665
Management contracts	13,531	(9,947)	3,584	13,531	(7,053)	6,478
Total	$97,894	$(33,017)	$64,877	$111,195	$(28,188)	$83,007

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2017 and September 30, 2016 was $0.9 million and $1.5 million, respectively, and for the nine months ended September 30, 2017 and September 30, 2016 was $4.8 million and $8.3 million, respectively. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or whenever indicators of impairment arise. The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value. If the carrying amount exceeds its fair value, an impairment loss is recognized for that difference. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.

During the third quarter of 2017, the Company identified indicators of impairment for the Company’s home health care licenses in Florida, including significant underperformance relative to historical and projected operating results, decreases in reimbursement rates from Medicare for home health care services, an increased competitive environment in the home health care industry, and disruption from the impact of Hurricane Irma. The Company performed a quantitative impairment test as of September 30, 2017, which included a comparison of the estimated fair value of the Company’s home health care licenses to the carrying value. In estimating the fair value of the home health licenses for purposes of the quantitative impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors, all of which are considered Level 3 inputs in accordance with ASC 820.

Based on the results of the Company's quantitative impairment test, the Company determined that the carrying amount of certain of the Company's home health care licenses in Florida exceeded their estimated fair value by $13.7 million as of September 30, 2017. As a result, the Company recorded a non-cash impairment charge of $13.7 million to intangible assets within the Brookdale Ancillary Services segment for the three months ended September 30, 2017.

7.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2017 and December 31, 2016, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$449,295	$455,307
Buildings and improvements	4,911,597	5,053,204
Leasehold improvements	126,185	126,325
Furniture and equipment	995,975	974,516
Resident and leasehold operating intangibles	609,518	705,000
Construction in progress	52,003	69,803
Assets under capital and financing leases	2,038,476	2,879,996
	9,183,049	10,264,151
Accumulated depreciation and amortization	(3,002,673)	(2,884,846)
Property, plant and equipment and leasehold intangibles, net	$6,180,376	$7,379,305

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. During the nine months ended September 30, 2017, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $149.9 million and $152.4 million for the three and nine months ended September 30, 2017, respectively. The non-cash impairment charges reduced the carrying values of assets within the Assisted Living, CCRCs - Rental, and Retirement Centers segments by $133.7 million, $16.2 million, and $2.5 million, respectively. The fair values of the property, plant and equipment of these communities were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements are considered Level 3 measurements within the fair value hierarchy. The range of capitalization rates utilized was 6.5% to 9.0%, depending upon the property type, geographical location, and the quality of the respective community. The Company corroborated the estimated fair values with a sales comparison approach with information observable from recent market transactions. These impairment charges are primarily due to lower than expected operating performance at these properties and reflect the amount by which the carrying values of the assets exceeded their estimated fair value.

8.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Mortgage notes payable due 2017 through 2047; weighted average interest rate of 4.58% for the nine months ended September 30, 2017, less debt discount and deferred financing costs of $15.6 million and $4.5 million as of September 30, 2017 and December 31, 2016, respectively (weighted average interest rate of 4.50% in 2016)	$3,550,927	$3,184,229
Capital and financing lease obligations payable through 2032; weighted average interest rate of 7.95% for the nine months ended September 30, 2017 (weighted average interest rate of 8.08% in 2016)	1,577,589	2,485,520
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $10.1 million and $20.9 million as of September 30, 2017 and December 31, 2016, respectively, interest at 2.75% per annum, due June 15, 2018	306,145	295,397
Construction financing (weighted average interest rate of 8.00% in 2016)	—	3,644
Notes payable issued to finance insurance premiums, weighted average interest rate of 2.94% for the nine months ended September 30, 2017, due 2017	4,347	—
Other notes payable, weighted average interest rate of 5.80% for the nine months ended September 30, 2017 (weighted average interest rate of 5.33% in 2016) and maturity dates ranging from 2018 to 2021	76,359	76,377
Total long-term debt and capital and financing lease obligations	5,515,367	6,045,167
Less current portion	646,504	215,255
Total long-term debt and capital and financing lease obligations, less current portion	$4,868,863	$5,829,912

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

As of September 30, 2017, no borrowings were outstanding on the revolving credit facility and $38.5 million of letters of credit were outstanding under this credit facility. The Company also had separate letter of credit facilities of up to $64.5 million in the aggregate as of September 30, 2017. Letters of credit totaling $64.4 million had been issued under these separate facilities as of September 30, 2017.

2017 Financings

In June 2017, the Company obtained a $54.7 million non-recourse addition and borrow-up loan, secured by first mortgages on seven communities. The loan bears interest at a fixed rate of 4.69% and matures on March 1, 2022. Proceeds from the loan added to the Company's liquidity.

In July 2017, the Company completed the refinancing of two existing loan portfolios secured by the non-recourse first mortgages on 22 communities. The $221.3 million of proceeds from the refinancing were primarily utilized to repay $188.1 million and $13.6 million of mortgage debt maturing in April 2018 and January 2021, respectively. The mortgage facility has a 10 year term, and 70% of the principal amount bears interest at a fixed rate of 4.81% and the remaining 30% of the principal amount bears interest at a variable rate of 30-day LIBOR plus a margin of 244 basis points.

In August 2017, the Company obtained $975.0 million of debt secured by the non-recourse first mortgages on 51 communities. Sixty percent of the principal amount bears interest at a fixed rate, with one half of such amount bearing interest at 4.43% and maturing in 2024 and the other one half bearing interest at 4.47% and maturing in 2027. Forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 241.5 basis points and matures in 2027. The $975.0 million of proceeds from the refinancing were primarily utilized to repay $389.9 million and $228.9 million of outstanding mortgage debt scheduled to mature in August 2018 and May 2023, respectively. The net proceeds from the refinancing activity added to the Company's liquidity.

The Company plans to repay debt maturing in the upcoming year, including the $316.3 million outstanding principal amount of convertible senior notes due June 15, 2018, through current liquidity, future operating cash flows, and normal-course refinancings.

Convertible Debt

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). As of September 30, 2017, the $306.1 million carrying value of the Notes was included in the current portion of long-term debt within the condensed consolidated balance sheet. It is the Company’s current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.

As of September 30, 2017, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

9.  Litigation

The Company has been and is currently involved in litigation and claims, including putative class action claims from time to time, incidental to the conduct of its business which are generally comparable to other companies in the senior living industry. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, the Company maintains general liability and professional liability insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards. The Company's current policies provide for deductibles for each claim. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies.

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

10.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$223,929	$260,504
Income taxes paid, net of refunds	$1,595	$2,195
Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$139,734	$230,837
Accounts payable	310	33,113
Net cash paid	$140,044	$263,950
Acquisition of assets, net of related payables:
Property, plant and equipment and leasehold intangibles, net	$—	$19,457
Other intangible assets, net	400	(7,300)
Net cash paid	$400	$12,157
Proceeds from sale of assets, net:
Prepaid expenses and other assets	$(14,387)	$(1,036)
Assets held for sale	(20,952)	(218,343)
Property, plant and equipment and leasehold intangibles, net	(19,184)	—
Investments in unconsolidated ventures	(26,301)	—
Long-term debt	7,552	—
Capital and financing lease obligations	7,646	—
Refundable entrance fees and deferred revenue	30,771	—
Other liabilities	39	2,034
Loss (gain) on sale of assets, net	1,408	—
(Gain) loss on lease termination	(1,162)	(2,126)
Net cash received	$(34,570)	$(219,471)
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$(8,173)	$—
Property, plant and equipment and leasehold intangibles, net	(768,897)	—
Investments in unconsolidated ventures	66,816	—
Capital and financing lease obligations	879,959	—
Deferred liabilities	7,504	—
Other liabilities	1,998	—
Net cash paid	$179,207	$—
Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets	$199	$(2,130)
Assets held for sale	(29,544)	280,604
Property, plant and equipment and leasehold intangibles, net	29,345	(261,639)
Goodwill	—	(28,568)
Asset impairment	—	11,733
Net	$—	$—

11.  Facility Operating Leases

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash basis payment	$90,303	$96,170	$275,506	$287,781
Straight-line (income) expense	(3,078)	(859)	(9,204)	2,553
Amortization of (above) below market lease, net	(1,697)	(1,699)	(5,091)	(5,165)
Amortization of deferred gain	(1,091)	(1,093)	(3,277)	(3,279)
Facility lease expense	$84,437	$92,519	$257,934	$281,890

12.  Income Taxes

The difference between the tax statutory rate and the Company's effective tax rates for the three and nine months ended September 30, 2017 and September 30, 2016 was primarily due to the impact of the change in income tax valuation allowance in each period and the non-deductibility for income tax purposes of the goodwill impairment charge in 2017.

The valuation allowance during the three months ended September 30, 2017 reflects an additional allowance of $59.6 million established against the current period operating loss and is reflective of the Company's quarterly calculation of the reversal of existing tax assets and liabilities and the impact of the Company's acquisitions, dispositions, and other significant transactions.

The increase in the valuation allowance during the nine months ended September 30, 2017 is comprised of multiple components. The increase includes $85.0 million related to the removal of future timing differences as a result of the formation of the Blackstone Venture and termination of leases associated therewith. In addition, the Company increased its valuation allowance by $48.5 million upon the adoption of ASU 2016-09. The $48.5 million offsets the increase to the Company's net operating loss carryforward position previously reflected in an additional paid-in capital pool, and accordingly, does not impact the current period income tax position. The remaining change of approximately $86.6 million for the nine months ended September 30, 2017 reflects the allowance established against the current period operating loss.

The Company recorded an aggregate deferred federal, state and local tax benefit of $91.3 million and $123.0 million as a result of the operating loss for the three and nine months ended September 30, 2017, respectively, which was offset by an increase in the valuation allowance of $59.6 million and $86.6 million, respectively. The excess of the deferred federal, state and local tax benefit over the increase in the valuation allowance for the three months ended September 30, 2017 is the result of the anticipated reversal of future tax liabilities offset by future tax deductions. In addition, the Company wrote down a deferred tax liability relating to an indefinite life intangible that was established in purchase accounting. The Company recorded an aggregate deferred federal, state, and local tax benefit of $18.9 million and $37.5 million as a result of the operating loss for the three and nine months ended September 30, 2016, respectively, which was offset by an increase in the valuation allowance of $22.3 million and $39.5 million, respectively.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2017 and December 31, 2016 is $484.5 million and $264.3 million, respectively.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the nine months ended September 30, 2017 and September 30, 2016 which are included in income tax expense or benefit for the period. Tax returns for years 2012 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

13.  Variable Interest Entities

As of September 30, 2017, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds an equity ownership interest in each of the propco and opco of three ventures ("RIDEA Ventures") that operate senior housing communities in a RIDEA structure. As of September 30, 2017, the Company's equity ownership interest is 10% for each of the RIDEA Ventures. The RIDEA Ventures have been identified as VIEs. The equity members of the RIDEA Ventures share certain operating rights, and the Company acts as manager to the opcos of the RIDEA Ventures. However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the RIDEA Ventures primarily consist of the senior housing communities that the RIDEA Ventures own, resident fees receivable, and cash and cash equivalents. The obligations of the RIDEA Ventures primarily consist of notes payable, accounts payable and accrued expenses.

The Company holds a 15% equity ownership interest in the Blackstone Venture. The Blackstone Venture has been identified as a VIE due to the Company lacking substantive participation rights in the management of the venture and the Company lacking kick-out rights over the managing member. The equity members of the Blackstone Venture share certain operating rights and the Company acts as manager to 60 communities owned by the Blackstone Venture. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact the economic performance of the VIE. The assets of the Blackstone Venture primarily consist of senior housing communities, resident fees receivable and cash and cash equivalents. The obligations of the Blackstone Venture primarily consist of long-term mortgage debt, accounts payable and accrued expenses. In addition to $636.2 million of long-term mortgage debt, the Blackstone Venture initially obtained $66.8 million of mortgage debt that was payable in 2017. In the event that refinancing proceeds for the $66.8 million of mortgage debt were insufficient to repay the debt principal amount, the Company may have been required to lend the amount of the shortfall, up to $12.0 million, to the Blackstone Venture. In June 2017, the Blackstone Venture completed the refinancing of the $66.8 million mortgage debt payable in 2017 and the Company was not required to lend any amounts to the Blackstone Venture. As of September 30, 2017, the Company leases two communities from the Blackstone Venture with annual lease payments of approximately $2.5 million. Under the terms of the lease agreements, the Company may be required to purchase the two leased communities for an amount equal to the greater of the fair market value of the communities or $33.8 million if there is an event of default under the lease agreement. See Note 4 for more information about the Company's entry into the Blackstone Venture.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below as of September 30, 2017 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$47.2	$47.2
RIDEA Ventures	Investment in unconsolidated ventures	$73.9	$73.9
Blackstone Venture	Investment in unconsolidated ventures	$40.4	$40.4

As of September 30, 2017, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

14.  Segment Information

As of September 30, 2017, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community in the current period given changes to the community. The movement did not change the Company's reportable segments, but it did impact the revenues, expenses and assets reported within the two segments.  Revenue and expenses for the three and nine months ended September 30, 2016 and total assets for the period ended December 31, 2016 have not been recast.

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

The following table sets forth selected segment financial and operating data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Retirement Centers (1)	$161,986	$170,706	$496,854	$510,122
Assisted Living (1)	542,227	607,345	1,680,194	1,837,632
CCRCs-Rental (1)	108,075	147,517	364,075	448,002
Brookdale Ancillary Services (1)	110,604	117,263	332,766	362,791
Management Services (2)	255,096	203,295	707,337	609,565
	$1,177,988	$1,246,126	$3,581,226	$3,768,112
Segment Operating Income (3)
Retirement Centers	$65,907	$73,112	$207,206	$222,315
Assisted Living	173,576	217,878	577,936	672,773
CCRCs-Rental	22,932	32,996	82,591	102,059
Brookdale Ancillary Services	9,823	14,624	38,555	48,174
Management Services	18,138	15,532	56,474	50,498
	290,376	354,142	962,762	1,095,819
General and administrative (including non-cash stock-based compensation expense)	63,779	63,425	196,429	246,741
Transaction costs	1,992	659	12,924	1,950
Facility lease expense	84,437	92,519	257,934	281,890
Depreciation and amortization	117,649	130,783	366,023	391,314
Goodwill and asset impairment	368,551	19,111	390,816	26,638
Loss on facility lease termination	4,938	—	11,306	—
Income (loss) from operations	$(350,970)	$47,645	$(272,670)	$147,286

	As of
	September 30, 2017	December 31, 2016
Total assets
Retirement Centers	$1,275,250	$1,452,546
Assisted Living	4,830,074	5,831,434
CCRCs-Rental	696,964	935,389
Brookdale Ancillary Services	261,919	280,530
Corporate and Management Services	1,027,959	717,788
Total assets	$8,092,166	$9,217,687

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

15.  Impact From Hurricanes

During the three months ended September 30, 2017, the Company’s operations in Texas and Florida were impacted by Hurricanes Harvey and Irma. The Company recorded $5.3 million of operating costs within facility operating expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, which include incremental costs related to evacuations, repairs and maintenance, and security.

16.  Subsequent Event

HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement (“Master Lease”) with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. The Company and HCP amended and restated triple-net leases covering substantially all of the communities it leases from HCP into the Master Lease. The Company will acquire two communities for an aggregate purchase price of $35 million, upon which time the two communities will be removed from the Master Lease. In addition, 32 communities will be removed from the Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, the Company will continue to operate such 32 communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to the foregoing 34 communities, the Company continues to lease 44 communities pursuant to the terms of the Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company will receive a $5 million annual rent reduction for three communities. The Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the Company's agreement with HCP, HCP will acquire the Company's 10% ownership interest in two of the Company's existing RIDEA Ventures with HCP for $99 million. The Company provides management services to 59 communities on behalf of the two RIDEA Ventures. The Company will acquire four of such communities for an aggregate purchase price of $239 million and will retain management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities.

The Company expects to fund its acquisition of the six communities with the proceeds from the sale of its RIDEA Venture interests, cash on hand and non-recourse mortgage financing on the acquired communities.
The Company expects the disposition of its ownership interest in the two RIDEA Ventures and its acquisition of the six communities to occur in the next three to six months, and expects the terminations of its triple net leases and management agreements on 69 communities to occur in stages throughout 2018.
The closings of the various transactions referenced above are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.
The results of operations for the 32 communities to be disposed through lease terminations are reported within the following segments within the condensed consolidated financial statements: Retirement Centers (five communities) and Assisted Living (27 communities). With respect to such 32 communities and the 37 managed communities for which the Company's management will be terminated, the Company's condensed consolidated financial statements include resident fee revenue of $33.2 million and $35.0 million, management fees of $2.5 million and $2.6 million, facility operating expenses of $22.4 million and $21.0 million, and cash lease payments of $11.1 million and $10.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively; and include resident fee revenue of $101.3 million and $105.5 million, management fees of $7.6 million and $8.2 million, facility operating expenses of $64.6 million and $62.9 million, and cash lease payments of $33.2 million and $30.7 million for the nine months ended September 30, 2017 and September 30, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to the creation and enhancement of stockholder value, the evaluation of options and alternatives to create and enhance stockholder value, our strategy, our operational, sales, marketing and branding initiatives, our portfolio optimization and growth initiatives and our expectations regarding their effect on our results; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, development, expansion, renovation, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to disposition, lease restructuring, financing, re-financing and venture transactions and opportunities (including assets currently held for sale and the pending transactions with HCP, Inc.), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA and Adjusted Free Cash Flow (as those terms are defined in this Quarterly Report on Form 10-Q); our expectations regarding returns to stockholders, our share repurchase program and the payment of dividends; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services (therapy, home health and hospice); our plans to acquire additional operating companies, senior housing communities and ancillary services companies (including home health agencies); our expectations relating to the amount and timing of the financial impact of Hurricanes Harvey and Irma and the California wildfires; and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. These forward looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding and new supply; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our monthly resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term lease payments; the effect of our indebtedness and long-term leases on our liquidity; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under our share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring, financing, re-financing and venture transactions (including assets currently held for sale and the pending transactions with HCP, Inc.) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; the risk that we could incur additional costs and experience other financial impacts related to Hurricanes Harvey and Irma and the California wildfires; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of September 30, 2017, we are the largest operator of senior living communities in the United States based on total capacity, with 1,031 communities in 46 states and the ability to serve approximately 101,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of outpatient therapy, home health and hospice services to residents of many of our communities and to seniors living outside of our communities.

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

Portfolio Optimization Update

We continue to actively explore opportunities to optimize our portfolio through disposing of owned and leased communities, restructuring leases and investing in our Program Max initiative. As of September 30, 2017, we owned 360 communities (32,721 units), leased 460 communities (36,954 units) and provided management services with respect to 211 communities (31,527 units) for third parties or unconsolidated ventures in which we have an ownership interest.

We completed dispositions, through sales and lease terminations, of 139 communities during the period from January 1, 2016 through September 30, 2017, including three communities disposed of prior to June 30, 2016. Our condensed consolidated financial statements include resident fee revenue of $4.0 million and $115.1 million, facility operating expenses of $3.3 million and $87.4 million, and cash lease payments of $0.9 million and $27.5 million for the 136 communities for the three months ended September 30, 2017 and September 30, 2016, respectively. Our condensed consolidated financial statements include resident fee revenue of $96.6 million and $361.1 million, facility operating expenses of $74.4 million and $272.6 million, and cash lease payments of $26.8 million and $82.4 million for the 139 communities for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The foregoing transactions, and updates on our pending transactions and assets held for sale as of September 30, 2017, are described below.

HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, we announced that we had entered into a definitive agreement for a multi-part transaction with HCP, Inc. (“HCP”). As part of such transaction, we entered into an Amended and Restated Master Lease and Security Agreement (“Master Lease”) with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. We and HCP amended and restated triple-net leases covering substantially all of the communities we lease from HCP into the Master Lease. We will acquire two communities (208 units) for an aggregate purchase price of $35 million, upon which time the two communities will be removed from the Master Lease. In addition, 32 communities (2,962 units) will be removed from the Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, we will continue to operate the foregoing 32 communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to such 34 communities, we continue to lease 44 communities pursuant to the terms of the Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, we will receive a $5 million annual rent reduction for three communities. The Master Lease also provides that we may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the Company's agreement with HCP, HCP will acquire our 10% ownership interest in two of our existing RIDEA Ventures with HCP for $99 million. We provide management services to 59 communities (9,585 units) on behalf of the two RIDEA Ventures. We will acquire four of such communities (787 units) for an aggregate purchase price of $239 million and will retain management of 18 of such communities (3,276 units). The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities (5,522 units).

We expect to fund our acquisition of the six communities with the proceeds from the sale of our RIDEA Venture interests, cash on hand and non-recourse mortgage financing on the acquired communities.
We expect the disposition of our ownership interest in the two RIDEA Ventures and our acquisition of the six communities to occur in the next three to six months, and expect the terminations of our triple net leases and management agreements on 69 communities to occur in stages throughout 2018.
The closings of the various transactions referenced above are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.
The results of operations for the 32 communities to be disposed through lease terminations are reported within the following segments within the condensed consolidated financial statements: Retirement Centers (five communities; 783 units) and Assisted Living (27 communities; 2,179 units). With respect to such 32 communities and the 37 managed communities for which our management will be terminated, our condensed consolidated financial statements include resident fee revenue of $33.2 million and $35.0 million, management fees of $2.5 million and $2.6 million, facility operating expenses of $22.4 million and $21.0 million, and cash lease payments of $11.1 million and $10.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively; and include resident fee revenue of $101.3 million and $105.5 million, management fees of $7.6 million and $8.2 million, facility operating expenses of $64.6 million and $62.9 million, and cash lease payments of $33.2 million and $30.7 million for the nine months ended September 30, 2017 and September 30, 2016.

Dispositions and Restructurings of Communities Leased from HCP

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities, four of which were contributed to an existing unconsolidated venture in which we hold an equity interest and 64 of which were acquired by the Blackstone Venture described below. In addition to the formation of the Blackstone Venture, the transactions included the following components with respect to 33 communities:

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

•
We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units). During the three months ended September 30, 2017, the triple-net leases with respect to two communities were terminated. Our triple net lease obligations with respect to the remaining 23 communities either have been terminated, or are expected to be terminated, during the three months ended December 31, 2017.  Following the termination of our triple net lease obligations for these communities, we will continue to operate certain of these communities on an interim basis, and such communities will be reported in the Management Services segment from and after termination of such triple net lease obligations. Our condensed consolidated financial statements include resident fee revenue of $18.0 million and $18.1 million, facility operating expenses of $14.8 million and $14.6 million, and cash lease payments of $2.6 million and $4.9 million for the 25 communities for the three months ended September 30, 2017 and September 30, 2016, respectively. Our condensed consolidated financial statements include resident fee revenue of $54.9 million and $54.6 million, facility operating expenses of $44.7 million and $44.0 million, and cash lease payments of $8.1 million and $14.7 million for the 25 communities for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Formation of Venture with Blackstone

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point we will manage the communities; however, there can be no assurance that the terminations will occur or, if they do, when the actual terminations will occur. Two of the communities are managed by a third party for the venture.

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

Dispositions of Owned Communities and Assets Held for Sale

We began 2017 with 16 of our owned communities (1,423 units) classified as held for sale as of December 31, 2016. During the nine months ended September 30, 2017, we completed the sale of three communities and during the three months ended September 30, 2017, we entered into an agreement to sell one additional community, which is classified as held for sale as of September 30, 2017. As of September 30, 2017, 15 communities were classified as held for sale.

As of September 30, 2017, $106.4 million was recorded as assets held for sale and $50.4 million of mortgage debt was included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to the 15 communities held for sale as of such date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 15 communities are reported in the following segments within the condensed consolidated financial statements: Assisted Living (12 communities; 1,050 units) and CCRCs-Rental (three communities; 458 units). The 15 communities had resident fee revenue of $12.2 million and $12.8 million and facility operating expenses of $10.9 million and $11.0 million for the three months ended September 30, 2017 and September 30, 2016, respectively. The 15 communities had resident fee revenue of $37.6 million and $39.0 million and facility operating expenses of $33.2 million and $33.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The closings of the sales of the unsold communities classified as held for sale are subject to receipt of regulatory approvals and satisfaction of other customary closing conditions and are expected to occur during the next 12 months; however, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

Other Lease Terminations

During the nine months ended September 30, 2017, we terminated leases for 14 communities otherwise than in connection with the transactions with Blackstone and HCP described above. The results of operations of the 14 communities are reported in the following segments within the condensed consolidated financial statements through the respective disposition dates: Retirement Centers (one community; 103 units), Assisted Living (12 communities; 556 units), and CCRCs-Rental (one community; 466 units).

Program Max Initiative

During the nine months ended September 30, 2017, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the nine months ended September 30, 2017, we invested $7.2 million on Program Max projects, net of $5.7 million of third party lessor reimbursements. We currently have 8 Program Max projects that have been approved, most of which have begun construction and are expected to generate 27 new units.

Competitive Developments

In the third quarter of fiscal 2016, we began experiencing an elevated rate of new openings, with significant new competition opening in several of our markets. We continue to address such competition through more sophisticated pricing tools and pricing initiatives based on the competitive market, current in-place rents and occupancy; focusing on operations, including ensuring high customer satisfaction, protecting key leadership positions and actively engaging district and regional management in community operations; additional marketing efforts, including leveraging our industry leading name through enhanced digital, direct mail and local community outreach; and community segmentation through which we evaluate current community position relative to competition and reposition if necessary (e.g., price, services, amenities and programming). We expect the elevated rate of new openings and pressures on our occupancy and rate growth to continue through 2018.

Impacts of Hurricanes Harvey and Irma

During the three months ended September 30, 2017, Hurricanes Harvey and Irma made landfall in Texas and Florida, respectively.  We operate 171 communities, serving approximately 19,000 residents, in areas impacted by these hurricanes.  All but one of the impacted communities have returned to operation, though seven communities will experience some continuing disruption as storm damage is remediated.  During the three months ended September 30, 2017, we incurred $5.3 million of operating expenses related to hurricane response and issued $0.4 million in rent credits.  In addition, based on our preliminary assessments, we expect additional operating expense related to the hurricane response of $1.5 million for the three months ended December 31, 2017.  We also estimate that our ancillary services revenue was negatively impacted by approximately $3.4 million during the three months ended September 30, 2017 and will be negatively impacted by approximately $1.5 million during the three months ended December 31, 2017.  We estimate that we will incur an additional approximately $13.0 million to $14.0 million of capitalized costs for physical plant remediation, approximately $5.0 million to $6.0 million of which we expect to incur during the three months ended December 31, 2017 and the remainder of which we expect to incur during 2018.  In addition, as a result of Hurricane Irma, the State of Florida issued an emergency order requiring skilled nursing homes and assisted living communities to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage.  The emergency order has been overturned, and that decision has been appealed. There are legislative and regulatory rulemaking actions in process to address generator requirements.  We estimate we will incur $2.0 million to $3.0 million of costs during the three months ended December 31, 2017 as a result of the emergency order, and we are closely monitoring developments to determine what additional costs may be incurred to meet any new generator requirements. The foregoing estimates are presented net of expected reimbursement from our property and casualty and business interruption insurance policies and are preliminary estimates derived by management from the information available at this time. The actual amounts and timing of amounts may differ.

Impact of Wildfires

The Company continues to monitor the wildfires in California. Approximately 20 of the Company's California communities have been affected by the wildfires. The Company evacuated the residents of six communities, all of which have returned to full operation, and others hosted residents who were evacuated. So far, none of the communities have suffered major structural damage from the wildfires.

Summary of Operating Results

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2017 and September 30, 2016 and the amount and percentage of increase or decrease of each applicable item (dollars in millions).

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (2)
Total revenues	$1,178.0	$1,246.1	$(68.1)	(5.5)%
Facility operating expense	$650.7	$704.2	$(53.6)	(7.6)%
Net income (loss)	$(413.9)	$(51.7)	$362.2	NM
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(413.9)	$(51.7)	$362.2	NM
Adjusted EBITDA(1)	$141.8	$202.3	$(60.5)	(29.9)%
Net cash provided by operating activities	$83.2	$99.4	$(16.2)	(16.3)%
Adjusted Free Cash Flow(1)	$5.8	$47.8	$(42.0)	(87.9)%

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (2)
Total revenues	$3,581.2	$3,768.1	$(186.9)	(5.0)%
Facility operating expense	$1,967.6	$2,113.2	$(145.6)	(6.9)%
Net income (loss)	$(586.6)	$(136.0)	$450.6	NM
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(586.5)	$(135.9)	$450.6	NM
Adjusted EBITDA(1)	$500.5	$586.6	$(86.1)	(14.7)%
Net cash provided by operating activities	$283.1	$277.3	$5.8	2.1%
Adjusted Free Cash Flow(1)	$109.2	$120.6	$(11.4)	(9.4)%

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

(2)	NM - Not meaningful

During the nine months ended September 30, 2017, total revenues were $3.6 billion, a decrease of $186.9 million, or 5.0%, over our total revenues for the nine months ended September 30, 2016. Resident fees for the nine months ended September 30, 2017 decreased $284.7 million, or 9.0%, from the nine months ended September 30, 2016. Management fees increased $6.0 million, or 11.8%, from the nine months ended September 30, 2016, and reimbursed costs incurred on behalf of managed communities increased $91.8 million, or 16.4%. The decrease in resident fees during the nine months ended September 30, 2017 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy at the 800 communities we owned or leased during both full nine-month periods decreased 130 basis points. The decrease in resident fees at the 800 communities we owned or leased during both full nine-month periods was partially offset by a 1.8% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year nine-month period.

During the nine months ended September 30, 2017, facility operating expenses were $2.0 billion, a decrease of $145.6 million, or 6.9%, compared to the nine months ended September 30, 2016. The decrease in facility operating expenses was primarily due to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period. Facility operating expenses increased $51.0 million, or 3.5%, at the 800 communities we owned or leased during both full nine-month periods. The increase in facility operating expenses was primarily due to an increase in salaries and wages arising from wage rate increases and an increase in insurance expense related to positive changes in the nine months ended September 30, 2016 to estimates in general liability and professional liability and workers compensation expenses.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the nine months ended September 30, 2017 was $(586.5) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of $(135.9) million for the nine months ended September 30, 2016. Net income (loss) for the nine months ended September 30, 2017 was $(586.6) million as compared to net income (loss) of ($136.0) million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, our Adjusted EBITDA was $500.5 million, a decrease of 14.7% compared to the nine months ended September 30, 2016. The decrease in Adjusted EBITDA is primarily due to disposition activity, through asset sales and lease terminations, since the beginning of the prior year period. Additionally, increases in community labor expenses and insurance expense at the communities operated during both full periods contributed to the decline in Adjusted EBITDA. Adjusted EBITDA includes transaction and strategic project costs of $14.5 million for the nine months ended September 30, 2017 and integration, transaction, transaction-related and strategic project costs of $44.2 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, net cash provided by operating activities was $283.1 million, an increase of $5.8 million, or 2.1%, over our net cash provided by operating activities for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, our Adjusted Free Cash Flow was $109.2 million, a decrease of 9.4% when compared to the nine months ended September 30, 2016. The decrease in Adjusted Free Cash Flow is primarily due to increases in community labor expenses and insurance expense at the communities operated during both full periods. The decrease was partially offset by a decrease in non-development capital expenditures, net of lessor reimbursements, of $56.8 million and a decrease in integration, transaction, transaction-related and strategic project costs of $21.3 million compared to the prior year period.

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2017 to September 30, 2016

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

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community given changes to the community. The movement did not change our reportable segments, but it did impact the revenues, expenses and operating data reported within the two segments.  Revenue, expenses and operating data for the three months ended September 30, 2016 have not been recast.

As of September 30, 2017 our total operations included 1,031 communities with a capacity to serve 101,202 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$161,986	$170,706	$(8,720)	(5.1)%
Assisted Living	542,227	607,345	(65,118)	(10.7)%
CCRCs-Rental	108,075	147,517	(39,442)	(26.7)%
Brookdale Ancillary Services	110,604	117,263	(6,659)	(5.7)%
Total resident fees	922,892	1,042,831	(119,939)	(11.5)%
Management services (1)	255,096	203,295	51,801	25.5%
Total revenue	1,177,988	1,246,126	(68,138)	(5.5)%
Expense
Facility operating expense
Retirement Centers	96,079	97,594	(1,515)	(1.6)%
Assisted Living	368,651	389,467	(20,816)	(5.3)%
CCRCs-Rental	85,143	114,521	(29,378)	(25.7)%
Brookdale Ancillary Services	100,781	102,639	(1,858)	(1.8)%
Total facility operating expense	650,654	704,221	(53,567)	(7.6)%
General and administrative expense	63,779	63,425	354	0.6%
Transaction costs	1,992	659	1,333	NM
Facility lease expense	84,437	92,519	(8,082)	(8.7)%
Depreciation and amortization	117,649	130,783	(13,134)	(10.0)%
Goodwill and asset impairment	368,551	19,111	349,440	NM
Loss on facility lease termination	4,938	—	4,938	NM
Costs incurred on behalf of managed communities	236,958	187,763	49,195	26.2%
Total operating expense	1,528,958	1,198,481	330,477	27.6%
Income from operations	(350,970)	47,645	(398,615)	NM
Interest income	1,285	809	476	58.8%
Interest expense	(79,999)	(96,482)	(16,483)	(17.1)%
Debt modification and extinguishment costs	(11,129)	(1,944)	9,185	NM
Equity in (loss) earnings of unconsolidated ventures	(6,722)	(878)	5,844	NM
(Loss) gain on sale of assets, net	(233)	(425)	(192)	(45.2)%
Other non-operating income	2,621	3,706	(1,085)	(29.3)%
Income (loss) before income taxes	(445,147)	(47,569)	397,578	NM
Benefit (provision) for income taxes	31,218	(4,159)	35,377	NM
Net income (loss)	(413,929)	(51,728)	362,201	NM
Net (income) loss attributable to noncontrolling interest	44	43	1	2.3%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(413,885)	$(51,685)	$362,200	NM

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities (period end)	1,031	1,077	(46)	(4.3)%
Total units operated (2)
Period end	101,202	104,545	(3,343)	(3.2)%
Weighted average	101,529	106,147	(4,618)	(4.4)%
Owned/leased communities units (2)
Period end	69,675	78,562	(8,887)	(11.3)%
Weighted average	70,112	80,059	(9,947)	(12.4)%
Total RevPAR (3)	$4,386	$4,337	$49	1.1%
RevPAR (4)	$3,860	$3,849	$11	0.3%
Owned/leased communities occupancy rate (weighted average)	84.8%	86.2%	(1.4)%	(1.6)%
RevPOR (5)	$4,552	$4,465	$87	1.9%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	95	(10)	(10.5)%
Total units (2)
Period end	15,961	17,105	(1,144)	(6.7)%
Weighted average	16,061	17,105	(1,044)	(6.1)%
RevPAR (4)	$3,362	$3,327	$35	1.1%
Occupancy rate (weighted average)	87.6%	89.3%	(1.7)%	(1.9)%
RevPOR (5)	$3,836	$3,727	$109	2.9%
Assisted Living
Number of communities (period end)	705	783	(78)	(10.0)%
Total units (2)
Period end	46,520	51,494	(4,974)	(9.7)%
Weighted average	46,858	52,991	(6,133)	(11.6)%
RevPAR (4)	$3,857	$3,820	$37	1.0%
Occupancy rate (weighted average)	84.2%	85.6%	(1.4)%	(1.6)%
RevPOR (5)	$4,582	$4,461	$121	2.7%
CCRCs-Rental
Number of communities (period end)	30	43	(13)	(30.2)%
Total units (2)
Period end	7,194	9,963	(2,769)	(27.8)%
Weighted average	7,193	9,963	(2,770)	(27.8)%
RevPAR (4)	$4,989	$4,896	$93	1.9%
Occupancy rate (weighted average)	82.6%	84.0%	(1.4)%	(1.7)%
RevPOR (5)	$6,046	$5,833	$213	3.7%
Management Services
Number of communities (period end)	211	156	55	35.3%
Total units (2)
Period end	31,527	25,983	5,544	21.3%
Weighted average	31,417	26,088	5,329	20.4%
Occupancy rate (weighted average)	84.5%	87.2%	(2.7)%	(3.1)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	178,851	419,619	(240,768)	(57.4)%
Home Health average daily census	14,844	14,457	387	2.7%
Hospice average daily census	1,169	813	356	43.8%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

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

(6)	NM - Not meaningful

Resident Fees

Resident fee revenue decreased $119.9 million, or 11.5%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy decreased 160 basis points at the 809 communities we owned or leased during both full periods, primarily due to the impact of new competition in our markets. Additionally, Brookdale Ancillary Services segment revenue decreased $6.7 million, or 5.7%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. The 136 communities disposed of subsequent to the beginning of the prior year period (including the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $4.0 million of revenue during the current year period compared to $115.1 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 1.4% increase in RevPOR at the 809 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 1.1% compared to the prior year period.

Retirement Centers segment revenue decreased $8.7 million, or 5.1%, primarily due to the impact of dispositions of 11 communities since the beginning of the prior year period, which generated $0.7 million of revenue during the current year period compared to $11.1 million of revenue in the prior year period. This decrease was partially offset by the impact of the reclassification of one community from the CCRCs-Rental segment into this segment subsequent to the prior year period. Retirement Centers segment revenue at the communities we operated during both full periods was $154.2 million during the current year period, a decrease of $0.2 million, or 0.1%, over the prior year period, primarily due to a 140 basis point decrease in occupancy at these communities, partially offset by a 1.6% increase in RevPOR at these communities.

Assisted Living segment revenue decreased $65.1 million, or 10.7%, primarily due to the impact of dispositions of 113 communities since the beginning of the prior year period, which generated $3.3 million of revenue during the current year period compared to $66.2 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $530.3 million during the current year period, a decrease of $2.5 million, or 0.5%, over the prior year period, primarily due to a 150 basis point decrease in occupancy at these communities, partially offset by a 1.4% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $39.4 million, or 26.7%, primarily due to the impact of dispositions of 12 communities since the beginning of the prior year period, which generated $0.1 million of revenue during the current year period compared to $37.8 million of revenue in the prior year period. Additionally, revenue decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment subsequent to the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $108.0 million during the current year period, a decrease of $0.4 million, or 0.4%, over the prior year period, primarily due to a 180 basis point decrease in occupancy at these communities, partially offset by a 1.8% increase in RevPOR at these communities.

Brookdale Ancillary Services segment revenue decreased $6.7 million, or 5.7%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive. For home health in 2017, CMS has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. As a result, our home health reimbursement has been reduced by approximately 3.0% compared to the prior year period, which is consistent with our expectations for the remainder of 2017. These decreases were partially offset by an increase in volume for hospice services.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $51.8 million, or 25.5%, over the prior year period primarily due to our entry into management agreements with the Blackstone Venture subsequent to the prior year period.

Facility Operating Expense

Facility operating expense decreased $53.6 million, or 7.6%, over the prior year period. For the three months ended September 30, 2017, facility operating expense includes $5.3 million of costs related to our response to Hurricanes Harvey and Irma. The decrease in facility operating expense is primarily due to disposition activity, through sales and lease terminations, of 136 communities since the beginning of the prior year period, which incurred $3.3 million of facility operating expenses during the current year period compared to $87.4 million of facility operating expenses in the prior year period. Additionally, Brookdale Ancillary Services segment facility operating expenses decreased $1.9 million, or 1.8%, primarily due to a decrease in volume for outpatient therapy services. These decreases were partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods and an $8.1 million increase in insurance expense related to positive changes in the three months ended September 30, 2016 to estimates in general liability and professional liability and workers compensation expenses.

Retirement Centers segment facility operating expenses decreased $1.5 million, or 1.6%, primarily due to the impact of dispositions of 11 communities since the beginning of the prior year period, which incurred $0.5 million of expenses during the current year period compared to $6.8 million in the prior year period. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods and the impact of the reclassification of one community from the CCRCs-Rental segment into this segment subsequent to the prior year period. Retirement Centers segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full periods were $89.6 million, an increase of $2.2 million, or 2.5%, over the prior year period.

Assisted Living segment facility operating expenses decreased $20.8 million, or 5.3%, primarily driven by the impact of dispositions of 113 communities since the beginning of the prior year period, which incurred $2.8 million of expenses during the current year period compared to $49.1 million in the prior year period. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods and a $6.9 million increase in insurance expense related to positive changes in the three months ended September 30, 2016 to estimates in general liability and professional liability and workers compensation expenses. Assisted Living segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full periods were $354.9 million, an increase of $19.5 million, or 5.8%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $29.4 million, or 25.7%, primarily driven by the impact of dispositions of 12 communities since the beginning of the prior year period, which incurred $0.1 million of expenses during the current year period compared to $31.5 million in the prior year period. Additionally, facility operating expenses decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment subsequent to the prior year period. CCRCs-Rental segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full periods were $83.9 million, an increase of $1.6 million, or 2.0%, over the prior year period.

Brookdale Ancillary Services segment operating expenses decreased $1.9 million, or 1.8%, primarily due to decreases in volume for outpatient therapy services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

General and Administrative Expense

General and administrative expense increased $0.4 million, or 0.6%, over the prior year period primarily due to increased legal fees. This increase was partially offset by a $5.6 million decrease in integration, transaction-related and strategic project costs. Integration, transaction-related and strategic project costs were $0.8 million during the current period compared to $6.4 million in the prior year period. Integration costs for 2016 include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction-related costs for 2016 include third party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs for 2016 include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities (including EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Transaction Costs

Transaction costs increased $1.3 million to $2.0 million. Transaction costs in the current year period were primarily related to direct costs related to our ongoing assessment of options and alternatives to enhance stockholder value. Transaction costs in the prior year period were primarily related to direct costs related to community disposition activity.

Facility Lease Expense

Facility lease expense decreased $8.1 million, or 8.7%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $13.1 million, or 10.0%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the current year period, we recorded $368.6 million of non-cash impairment charges. The impairment charges consisted of $205.0 million of goodwill within the Assisted Living segment, $149.9 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment, and $13.7 million of intangible assets for health care licenses within the Brookdale Ancillary Services segment. Asset impairment expense in the prior year period was primarily related to decreases in the estimated selling price of assets held for sale during the prior year period.

During the third quarter of 2017, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. As a result, we performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, we utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the quantitative goodwill impairment test, we determined that the carrying amount of our Assisted Living segment exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, we recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living segment for the three months ended September 30, 2017.

During the three months ended September 30, 2017, we evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. We compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. As a result, we recorded property, plant and equipment and leasehold intangibles non-cash impairment charges of $149.9 million for the three months ended September 30, 2017, including $131.2 million within the Assisted Living segment.

Additionally, during the third quarter of 2017, we identified indicators of impairment for our home health care licenses in Florida, including significant underperformance relative to historical and projected operating results, decreases in reimbursement rates from Medicare for home health care services, an increased competitive environment in the home health care industry, and disruption from the impact of Hurricane Irma. We performed an interim quantitative impairment test as of September 30, 2017 on the health care licenses. Based on the results of the quantitative impairment test, we determined that the carrying amount of certain of our home health care licenses in Florida exceeded their estimated fair value by $13.7 million as of September 30, 2017. As a result, we recorded $13.7 million of impairment charges for health care licenses within the Brookdale Ancillary Services segment for the three months ended September 30, 2017.

Estimating the fair values of our goodwill and other assets requires management to use significant estimates, assumptions and judgments regarding future circumstances and events that are unpredictable and inherently uncertain.  Future circumstances and events may result in outcomes that are different from these estimates, assumptions and judgments, which could result in future impairments to our goodwill and other assets.  See Note 6 and Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our evaluations of goodwill and other assets for impairment and the related impairment charges.

Loss on Facility Lease Termination

A loss on facility lease termination of $4.9 million was recognized during the current year period for lease termination activity.
Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $49.2 million, or 26.2%, primarily due to our entry into management agreements with the Blackstone Venture.

Interest Expense

Interest expense decreased by $16.5 million, or 17.1%, primarily due to lease termination activity since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures

Equity in loss of unconsolidated ventures increased by $5.8 million over the prior year period. Equity in loss of unconsolidated ventures of $6.7 million in the current year period includes losses for the Blackstone Venture, which was formed subsequent to the prior year period, and the impact of additional interest expense incurred as a result of non-recourse mortgage financing obtained by the CCRC Venture subsequent to the prior year period.
Income Taxes

The difference between our effective tax rates for the three months ended September 30, 2017 and September 30, 2016 was due to an increase in the valuation allowance against our deferred tax assets and the non-deductible write-off of goodwill during the quarter ended September 30, 2017. We recorded an aggregate deferred federal, state and local tax benefit of $91.3 million as a result of the operating loss for the three months ended September 30, 2017, which was offset by an increase in the valuation allowance of $59.6 million. The excess of the deferred federal, state and local benefit over the increase in the valuation allowance for the three months ended September 30, 2017 is the result of the reversal of future tax liabilities offset by future tax deductions. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2017 and December 31, 2016 was $484.5 million and $264.3 million, respectively. As described in Note 4 to the condensed consolidated financial statements, we recorded a significant increase to the valuation allowance in connection with the transactions related to the formation of the Blackstone Venture. We do not expect that we will become a federal cash taxpayer until 2021, at the earliest.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended September 30, 2017 and September 30, 2016 which are included in provision for income tax for the period. Tax returns for years 2012 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Nine Months Ended September 30, 2017 to September 30, 2016

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

During the three months ended March 31, 2017, one community moved from the CCRCs-Rental segment to the Retirement Centers segment to more accurately reflect the underlying product offering of the community in the current period given changes to the community. The movement did not change our reportable segments, but it did impact the revenues, expenses and operating data reported within the two segments.  Revenue, expenses and operating data for the nine months ended September 30, 2016 have not been recast.

As of September 30, 2017 our total operations included 1,031 communities with a capacity to serve 101,202 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$496,854	$510,122	$(13,268)	(2.6)%
Assisted Living	1,680,194	1,837,632	(157,438)	(8.6)%
CCRCs-Rental	364,075	448,002	(83,927)	(18.7)%
Brookdale Ancillary Services	332,766	362,791	(30,025)	(8.3)%
Total resident fees	2,873,889	3,158,547	(284,658)	(9.0)%
Management services (1)	707,337	609,565	97,772	16.0%
Total revenue	3,581,226	3,768,112	(186,886)	(5.0)%
Expense
Facility operating expense
Retirement Centers	289,648	287,807	1,841	0.6%
Assisted Living	1,102,258	1,164,859	(62,601)	(5.4)%
CCRCs-Rental	281,484	345,943	(64,459)	(18.6)%
Brookdale Ancillary Services	294,211	314,617	(20,406)	(6.5)%
Total facility operating expense	1,967,601	2,113,226	(145,625)	(6.9)%
General and administrative expense	196,429	246,741	(50,312)	(20.4)%
Transaction costs	12,924	1,950	10,974	NM
Facility lease expense	257,934	281,890	(23,956)	(8.5)%
Depreciation and amortization	366,023	391,314	(25,291)	(6.5)%
Goodwill and asset impairment	390,816	26,638	364,178	NM
Loss on facility lease termination	11,306	—	11,306	NM
Costs incurred on behalf of managed communities	650,863	559,067	91,796	16.4%
Total operating expense	3,853,896	3,620,826	233,070	6.4%
Income (loss) from operations	(272,670)	147,286	(419,956)	NM
Interest income	2,720	2,239	481	21.5%
Interest expense	(249,544)	(289,989)	(40,445)	(13.9)%
Debt modification and extinguishment costs	(11,883)	(3,240)	8,643	NM
Equity in (loss) earnings of unconsolidated ventures	(10,311)	478	(10,789)	NM
(Loss) gain on sale of assets, net	(1,383)	2,126	(3,509)	NM
Other non-operating income	6,519	11,011	(4,492)	(40.8)%
Income (loss) before income taxes	(536,552)	(130,089)	406,463	NM
Provision for income taxes	(50,075)	(5,947)	44,128	NM
Net income (loss)	(586,627)	(136,036)	450,591	NM
Net (income) loss attributable to noncontrolling interest	151	126	25	19.8%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(586,476)	$(135,910)	$450,616	NM

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities (period end)	1,031	1,077	(46)	(4.3)%
Total units operated (2)
Period end	101,202	104,545	(3,343)	(3.2)%
Weighted average	102,096	106,945	(4,849)	(4.5)%
Owned/leased communities units (2)
Period end	69,675	78,562	(8,887)	(11.3)%
Weighted average	72,603	80,566	(7,963)	(9.9)%
Total RevPAR (3)	$4,394	$4,352	$42	1.0%
RevPAR (4)	$3,885	$3,851	$34	0.9%
Owned/leased communities occupancy rate (weighted average)	84.9%	86.1%	(1.2)%	(1.4)%
RevPOR (5)	$4,577	$4,475	$102	2.3%

Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	85	95	(10)	(10.5)%
Total units (2)
Period end	15,961	17,105	(1,144)	(6.7)%
Weighted average	16,413	17,099	(686)	(4.0)%
RevPAR (4)	$3,364	$3,315	$49	1.5%
Occupancy rate (weighted average)	87.6%	89.0%	(1.4)%	(1.6)%
RevPOR (5)	$3,838	$3,723	$115	3.1%
Assisted Living
Number of communities (period end)	705	783	(78)	(10.0)%
Total units (2)
Period end	46,520	51,494	(4,974)	(9.7)%
Weighted average	48,215	53,340	(5,125)	(9.6)%
RevPAR (4)	$3,872	$3,828	$44	1.1%
Occupancy rate (weighted average)	84.3%	85.5%	(1.2)%	(1.4)%
RevPOR (5)	$4,595	$4,477	$118	2.6%
CCRCs-Rental
Number of communities (period end)	30	43	(13)	(30.2)%
Total units (2)
Period end	7,194	9,963	(2,769)	(27.8)%
Weighted average	7,975	10,127	(2,152)	(21.3)%
RevPAR (4)	$5,038	$4,881	$157	3.2%
Occupancy rate (weighted average)	83.1%	84.0%	(0.9)%	(1.1)%
RevPOR (5)	$6,069	$5,812	$257	4.4%
Management Services
Number of communities (period end)	211	156	55	35.3%
Total units (2)
Period end	31,527	25,983	5,544	21.3%
Weighted average	29,493	26,379	3,114	11.8%
Occupancy rate (weighted average)	85.1%	87.0%	(1.9)%	(2.2)%

Brookdale Ancillary Services
Outpatient Therapy treatment codes	563,322	1,405,800	(842,478)	(59.9)%
Home Health average daily census	15,010	15,223	(213)	(1.4)%
Hospice average daily census	1,042	735	307	41.8%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

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

(6)	NM - Not meaningful

Resident Fees

Resident fee revenue decreased $284.7 million, or 9.0%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy decreased 130 basis points at the 800 communities we owned or leased during both full periods, primarily due to the impact of new competition in our markets. Additionally, Brookdale Ancillary Services segment revenue decreased $30.0 million, or 8.3%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. The 139 communities disposed of subsequent to the beginning of the prior year period (including the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $96.6 million of revenue during the current year period compared to $361.1 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 1.8% increase in RevPOR at the 800 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 1.0% compared to the prior year period.

Retirement Centers segment revenue decreased $13.3 million, or 2.6%, primarily due to the impact of dispositions of 11 communities since the beginning of the prior year period, which generated $10.1 million of revenue during the current year period compared to $33.1 million of revenue in the prior year period. This decrease was partially offset by the impact of the reclassification of one community from the CCRCs-Rental segment into this segment during the current period. Retirement Centers segment revenue at the communities we operated during both full periods was $446.9 million during the current year period, an increase of $2.1 million, or 0.5%, over the prior year period, primarily due to a 2.0% increase in RevPOR at these communities, partially offset by a 130 basis point decrease in occupancy at these communities.

Assisted Living segment revenue decreased $157.4 million, or 8.6%, primarily due to the impact of dispositions of 115 communities since the beginning of the prior year period, which generated $51.1 million of revenue during the current year period compared to $209.5 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $1,588.5 million during the current year period, a decrease of $3.2 million, or 0.2%, over the prior year period, primarily due to a 140 basis point decrease in occupancy at these communities, partially offset by a 1.7% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $83.9 million, or 18.7%, primarily due to the impact of dispositions of 13 communities since the beginning of the prior year period, which generated $35.5 million of revenue during the current year period compared to $118.5 million of revenue in the prior year period. Additionally, revenue decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment during the current period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $320.5 million during the current year period, an increase of $2.9 million, or 0.9%, over the prior year period, primarily due to a 2.1% increase in RevPOR at these communities, partially offset by a 110 basis point decrease in occupancy at these communities.

Brookdale Ancillary Services segment revenue decreased $30.0 million, or 8.3%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive. For home health in 2017, CMS has implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. As a result, our home health reimbursement has been reduced by approximately 3.0% compared to the prior year period, which is consistent with our expectations for the remainder of 2017. These decreases were partially offset by an increase in volume for hospice services.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $97.8 million, or 16.0%, over the prior year period primarily due to our entry into management agreements with the Blackstone Venture.

Facility Operating Expense

Facility operating expense decreased $145.6 million, or 6.9%, over the prior year period. For the nine months ended September 30, 2017, facility operating expense includes $5.3 million of costs related to our response to Hurricanes Harvey and Irma. The decrease in facility operating expense is primarily due to disposition activity, through sales and lease terminations, of 139 communities since the beginning of the prior year period, which incurred $74.4 million of facility operating expenses during the current year period compared to $272.6 million of facility operating expenses in prior year period. Additionally, Brookdale Ancillary Services segment facility operating expenses decreased $20.4 million, or 6.5%, primarily due to a decrease in volume for outpatient therapy services. These decreases were partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods and a $19.2 million increase in insurance expense related to positive changes in the nine months ended September 30, 2016 to estimates in general liability and professional liability and workers compensation expenses.

Retirement Centers segment facility operating expenses increased $1.8 million, or 0.6%, primarily driven by an increase in salaries and wages arising from wage rate increases and the impact of the reclassification of one community from the CCRCs-Rental segment into this segment during the current year period. The increase was partially offset by dispositions of 11 communities since the beginning of the prior year period, which incurred $6.5 million of expenses during the current year period compared to $20.1 million in the prior year period. Retirement Centers segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full periods were $257.2 million, an increase of $7.8 million, or 3.1%, over the prior year period.

Assisted Living segment facility operating expenses decreased $62.6 million, or 5.4%, primarily driven by the impact of dispositions of 115 communities since the beginning of the prior year period, which incurred $38.6 million of expenses during the current year period compared to $154.4 million in the prior year period. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full periods and a $17.6 million increase in insurance expense related to positive changes in the nine months ended September 30, 2016 to estimates in general liability and professional liability and workers compensation expenses. Assisted Living segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full periods were $1,030.5 million, an increase of $39.6 million, or 4.0%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $64.5 million, or 18.6%, primarily driven by the impact of dispositions of 13 communities since the beginning of the prior year period, which incurred $29.2 million of expenses during the current year period compared to $98.1 million in the prior year period. Additionally, facility operating expenses decreased due to the impact of the reclassification of one community out of this segment and into the Retirement Centers segment during the current year period. CCRCs-Rental segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full periods were $242.6 million, an increase of $3.6 million, or 1.5%, over the prior year period.

Brookdale Ancillary Services segment operating expenses decreased $20.4 million, or 6.5%, primarily due to a decrease in volume for outpatient therapy services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

General and Administrative Expense

General and administrative expense decreased $50.3 million, or 20.4%, over the prior year period primarily due to a $40.7 million decrease in integration, transaction-related and strategic project costs. Integration, transaction-related and strategic project costs were $1.6 million during the current period compared to $42.2 million in the prior year period. Integration costs for 2016 include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction-related costs for 2016 include third party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including shareholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs for 2016 include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities (including EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale. Additionally, a reduction in corporate associate headcount resulted in decreased salaries and wages for the nine months ended September 30, 2017.

Transaction Costs

Transaction costs increased $11.0 million to $12.9 million. Transaction costs in the current year period were primarily related to direct costs related to the formation of the Blackstone Venture and our ongoing assessment of options and alternatives to enhance stockholder value. Transaction costs in the prior year period were primarily related to direct costs related to community disposition activity.

Facility Lease Expense

Facility lease expense decreased $24.0 million, or 8.5%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $25.3 million, or 6.5%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the current year period, we recorded $390.8 million of non-cash impairment charges. The impairment charges consisted of $205.0 million of goodwill within the Assisted Living segment, $152.4 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment, $19.7 million related to the formation of the Blackstone Venture and termination of leases related thereto, and $13.7 million of intangible assets for health care licenses within the Brookdale Ancillary Services segment. Asset impairment expense in the prior year period was primarily related to decreases in the estimated selling price of assets held for sale during the prior year period.

During the third quarter of 2017, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. As a result, we performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, we utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the quantitative goodwill impairment test, we determined that the carrying amount of our Assisted Living segment exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, we recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living segment for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, we evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. We compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. As a result, we recorded property, plant and equipment and leasehold intangibles non-cash impairment charges of $152.4 million for the nine months ended September 30, 2017, including $133.7 million within the Assisted Living segment.

Additionally, during the third quarter of 2017, we identified indicators of impairment for our home health care licenses in Florida, including significant underperformance relative to historical and projected operating results, decreases in reimbursement rates from Medicare for home health care services, an increased competitive environment in the home health care industry, and disruption from the impact of Hurricane Irma. We performed an interim quantitative impairment test as of September 30, 2017 on the health care licenses. Based on the results of the quantitative impairment test, we determined that the carrying amount of certain of our home health care licenses in Florida exceeded their estimated fair value by $13.7 million as of September 30, 2017. As a result, we recorded $13.7 million of impairment charges for health care licenses within the Brookdale Ancillary Services segment for the three months ended September 30, 2017.

Estimating the fair values of our goodwill and other assets requires management to use significant estimates, assumptions and judgments regarding future circumstances and events that are unpredictable and inherently uncertain.  Future circumstances and events may result in outcomes that are different from these estimates, assumptions and judgments, which could result in future impairments to our goodwill and other assets.  See Note 6 and Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our evaluations of goodwill and other assets for impairment and the related impairment charges.

Loss on Facility Lease Termination

A loss on facility lease termination of $11.3 million was recognized during the current year period for lease termination activity.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $91.8 million, or 16.4%, primarily due to our entry into management agreements with the Blackstone Venture subsequent to the prior year period.

Interest Expense

Interest expense decreased by $40.4 million, or 13.9%, primarily due to lease termination activity and the repayment of long-term debt and our secured credit facility since the beginning of the prior year period.

Equity in Earnings (Loss) of Unconsolidated Ventures

Equity in earnings (loss) of unconsolidated ventures decreased by $10.8 million over the prior year period. Equity in loss of unconsolidated ventures of $10.3 million in the current year period includes losses for the Blackstone Venture, which was formed subsequent to the prior year period, and the impact of additional interest expense incurred as a result of non-recourse mortgage financing obtained by the CCRC Venture subsequent to the prior year period.

Income Taxes
The difference between our effective tax rates for the nine months ended September 30, 2017 and September 30, 2016 was primarily due to recording an additional valuation allowance against our deferred tax assets and an increase in the non-deductible write-off of goodwill during the nine months ended September 30, 2017. We recorded an aggregate deferred federal, state and local tax benefit of $123.0 million as a result of the operating loss for the nine months ended September 30, 2017, which was offset by an increase in the valuation allowance of $171.6 million, of which $85.0 million was recorded as a result of the Blackstone Venture. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2017 and December 31, 2016 was $484.5 million and $264.3 million, respectively. As described in Note 4 to the condensed consolidated financial statements, we recorded a significant increase to the valuation allowance in connection with the transactions related to the formation of the Blackstone Venture. We do not expect that we will become a federal cash taxpayer until 2021, at the earliest.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the nine months ended September 30, 2017 and September 30, 2016 which are included in provision for income tax for the period. Tax returns for years 2012 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Net cash provided by operating activities	$283,109	$277,281	$5,828	2.1%
Net cash used in investing activities	(529,718)	(54,374)	475,344	874.2%
Net cash provided by (used in) financing activities	321,766	(236,752)	558,518	235.9%
Net increase (decrease) in cash and cash equivalents	75,157	(13,845)	89,002	642.8%
Cash and cash equivalents at beginning of period	216,397	88,029	128,368	145.8%
Cash and cash equivalents at end of period	$291,554	$74,184	$217,370	293.0%

The increase in net cash provided by operating activities of $5.8 million was attributable primarily to a $21.3 million decrease in integration, transaction, transaction-related and strategic project costs compared to the prior year period. The increase was partially offset by the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period and an increase in facility operating expenses at the communities operated during both full periods.

The increase in net cash used in investing activities of $475.3 million was primarily attributable to purchases of marketable of securities during the current year period, our contribution of $179.2 million in connection with the formation of the Blackstone Venture during the current year period, and a decrease in net proceeds from the sale of assets. These increases were partially offset by reduced acquisition and capital expenditure activity.

The change in net cash provided by (used in) financing activities was primarily attributable to $430.4 million of net proceeds from refinancing activities completed during the current year period. Additionally, cash used in financing activities for the nine months ended September 30, 2016 included $210.0 million of net repayments on our secured credit facility.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;

•	debt service and lease payments;

•	acquisition consideration and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, general and administrative expense and supply costs;

•	debt service, including repayment of the $316.3 million outstanding principal amount of our 2.75% convertible senior notes due June 15, 2018, and lease payments;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;

•	acquisition consideration and transaction costs;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2017, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million outstanding principal amount of 2.75% convertible senior notes due June 15, 2018, and our separate letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.6 billion of non-recourse property-level mortgage financings as of September 30, 2017.

As of September 30, 2017, we had $3.9 billion of debt outstanding excluding capital and financing lease obligations, at a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due June 15, 2018). No balance was drawn on our secured credit facility as of September 30, 2017. As of September 30, 2017, we had $1.6 billion of capital and financing lease obligations and $102.9 million of letters of credit had been issued under our secured credit facility and separate letter of credit facilities. For the twelve months ending September 30, 2018 we will be required to make approximately $164.2 million and $366.2 million of cash payments in connection with our existing capital and financing leases and our operating leases, respectively.

Total liquidity of $899.4 million as of September 30, 2017 included $291.6 million of unrestricted cash and cash equivalents (excluding cash and escrow deposits-restricted and lease security deposits of $67.3 million in the aggregate), $246.4 million of marketable securities, and $361.5 million of availability on our secured credit facility.

In June 2017, we obtained a $54.7 million non-recourse addition and borrow-up loan, secured by first mortgages on seven communities. The loan bears interest at a fixed rate of 4.69% and matures on March 1, 2022. Proceeds from the loan added to our liquidity.

In July 2017, we completed the refinancing of two existing loan portfolios secured by the non-recourse first mortgage on 22 communities. The $221.3 million of proceeds from the refinancing were primarily utilized to repay $188.1 million and $13.6 million of mortgage debt maturing in April 2018 and January 2021, respectively. The mortgage facility has a 10 year term, and 70% of the principal amount bears interest at a fixed rate of 4.81% and the remaining 30% of the principal amount bears interest at a variable rate of 30-day LIBOR plus a margin of 244 basis points.

In August 2017, we obtained $975.0 million of loans secured by the non-recourse first mortgages on 51 communities. Sixty percent of the principal amount bears interest at a fixed rate, with one half of such amount bearing interest at 4.43% and maturing in 2024 and the other one half bearing interest at 4.47% and maturing in 2027. Forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 241.5 basis points and matures in 2027. The $975.0 million of proceeds from the refinancing were primarily utilized to repay $389.9 million and $228.9 million of outstanding mortgage debt scheduled to mature in August 2018 and May 2023, respectively. The net proceeds from the refinancing activity added to our liquidity.

As of September 30, 2017, we had $192.5 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities in connection with our ongoing portfolio optimization initiative, and to pursue strategic business development opportunities. As of September 30, 2017, the current portion of long-term debt was $553.6 million, which includes the carrying amount of our 2.75% convertible senior notes due June 15, 2018, the carrying amount of $67.2 million of mortgage debt due in May 2018 and $50.4 million of mortgage debt related to 15 communities classified as held for sale as of September 30, 2017. We estimate that we will have sufficient liquidity to settle the outstanding principal amount of $316.3 million of the convertible notes in cash at maturity.

Our capital expenditures are comprised of community-level, corporate and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades and other major building infrastructure projects. Corporate capital expenditures include those for information technology systems and equipment, the expansion of our support platform and ancillary services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have 8 Program Max projects that have been approved, most of which have begun construction and are expected to generate 27 net new units.

The following table summarizes our actual capital expenditures for the nine months ended September 30, 2017 as well as our anticipated capital expenditures for the year ended December 31, 2017 for our consolidated communities (in millions):

	Actual Nine Months Ended September 30, 2017	Anticipated 2017 Range
Community-level capital expenditures, net (1)	$93.1	$140.0 - 145.0
Corporate (2)	21.5	40.0 - 45.0
Non-development capital expenditures, net (3)	114.6	180.0 - 190.0
Development capital expenditures, net (4)	7.2	10.0 - 20.0
Total capital expenditures, net	$121.8	$190.0 - 210.0

(1)
Amount shown for the nine months ended September 30, 2017 is the amount invested, net of lessor reimbursements of $12.3 million. Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $14.0 million of lessor reimbursements received or anticipated to be received.

(2)
Amount includes capitalized costs for physical plant remediation and acquisition of generators resulting from the impact of the hurricanes. Anticipated total additional costs of approximately $10.0 million to $12.0 million are expected to be incurred during the fourth quarter of 2017. Amounts exclude the impact of expected reimbursement from our property and casualty insurance policies of approximately $2.0 million to $3.0 million for the fourth quarter of 2017.

(3)	Amounts are included in Adjusted Free Cash Flow.

(4)
Amount shown for the nine months ended September 30, 2017 is the amount invested, net of lessor reimbursements of $5.7 million. Anticipated amounts shown for 2017 are amounts invested or anticipated to be invested, net of approximately $7.0 million to $9.0 million of lessor reimbursements received or anticipated to be received.

For the three months ended December 31, 2017, we anticipate that our capital expenditures will be funded from cash on hand, cash flows from operations, and lessor reimbursements in the amount of approximately $3.0 million to $5.0 million.

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

As of September 30, 2017, no borrowings were outstanding on the revolving credit facility and $38.5 million of letters of credit were outstanding, resulting in $361.5 million of availability on our secured credit facility. We also had separate letter of credit facilities of up to $64.5 million in the aggregate as of September 30, 2017. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of September 30, 2017, we are in compliance with the financial covenants of our outstanding debt agreements.

Long-Term Leases

As of September 30, 2017, we have 460 communities operated under long-term leases. The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees its performance and the lease payments under the master lease.

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

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. We are responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 20 years. The remaining base lease terms vary from less than one year to 15 years and generally provide for renewal or extension options and in some instances, purchase options.

For the three months ended September 30, 2017, our cash lease payments for our capital and financing leases and our operating leases were $42.7 million and $90.3 million, respectively. For the nine months ended September 30, 2017, our cash lease payments for our capital and financing leases and our operating leases were $146.4 million and $275.5 million, respectively. For the twelve months ending September 30, 2018, we will be required to make approximately $164.2 million and $366.2 million of cash lease payments in connection with our existing capital and financing leases and our operating leases, respectively.

As of September 30, 2017, we are in compliance with the financial covenants of our long-term leases.

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

As described in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, during the second quarter of 2017 we obtained a $54.7 million non-recourse addition and borrow-up loan, and during the third quarter of 2017 we completed the refinancings of several existing loan portfolios. The aggregate $1,196.3 million of proceeds from these refinancings were primarily utilized to repay outstanding principal amounts of mortgage debt of $188.1 million scheduled to mature in April 2018, $389.9 million scheduled to mature in August 2018, $13.6 million scheduled to mature in January 2021 and $228.9 million scheduled to mature in May 2023. As a result of the foregoing loan and refinancing activity, our total payment obligations for our mortgage debt during the twelve months ending September 30, 2018 decreased by $133.7 million, and our total future payment obligations for mortgage debt increased by $810.5 million, in each case including interest and principal payments. For purposes of the foregoing, interest is calculated using contractual interest for all fixed-rate obligations and is calculated at the September 30, 2017 rate for all variable rate instruments.

There have been no other material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The table below reconciles Adjusted EBITDA from net income (loss) for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2017	2016	2017	2016
Net income (loss)	$(413,929)	$(51,728)	$(586,627)	$(136,036)
(Benefit) provision for income taxes	(31,218)	4,159	50,075	5,947
Equity in loss (earnings) of unconsolidated ventures	6,722	878	10,311	(478)
Debt modification and extinguishment costs	11,129	1,944	11,883	3,240
Loss (gain) on sale of assets, net	233	425	1,383	(2,126)
Other non-operating income	(2,621)	(3,706)	(6,519)	(11,011)
Interest expense	79,999	96,482	249,544	289,989
Interest income	(1,285)	(809)	(2,720)	(2,239)
Income (loss) from operations	(350,970)	47,645	(272,670)	147,286
Depreciation and amortization	117,649	130,783	366,023	391,314
Goodwill and asset impairment	368,551	19,111	390,816	26,638
Loss on facility lease termination	4,938	—	11,306	—
Straight-line lease (income) expense	(3,078)	(859)	(9,204)	2,553
Amortization of (above) below market lease, net	(1,697)	(1,699)	(5,091)	(5,165)
Amortization of deferred gain	(1,091)	(1,093)	(3,277)	(3,279)
Non-cash stock-based compensation	7,527	8,455	22,547	27,218
Adjusted EBITDA	$141,829	$202,343	$500,450	$586,565

(1)
For the three and nine months ended September 30, 2017, the calculation of Adjusted EBITDA includes $2.8 million and $14.5 million of transaction and strategic project costs, respectively. For the three and nine months ended September 30, 2016, the calculation of Adjusted EBITDA includes $7.1 million and $44.2 million of integration, transaction, transaction-related and strategic project costs, respectively. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction and transaction-related costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity, our ongoing assessment of options and alternatives to enhance stockholder value, and corporate capital structure assessment activities (including stockholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

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

We plan to adopt ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") on January 1, 2018, which will be applied retrospectively for all periods presented. Among other things, ASU 2016-15 provides that debt prepayment and debt extinguishment costs, which are currently classified within operating activities, will be classified within financing activities. We have identified cash paid for debt modification and extinguishment costs of $11.2 million and $2.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, included in net cash provided by operating activities that we anticipate will be retrospectively classified as cash flows from financing activities upon adoption of ASU 2016-15. We do not anticipate changing our definition of Adjusted Free Cash Flow upon our adoption of ASU 2016-15. Following our adoption of ASU 2016-15, we expect the amount of Adjusted Free Cash Flow for the nine months ended September 30, 2017 and September 30, 2016 to reflect an increase of $11.2 million and $2.9 million, respectively. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2016-15.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$83,235	$99,442	$283,109	$277,281
Net cash (used in) provided by investing activities	(268,503)	102,362	(529,718)	(54,374)
Net cash provided by (used in) financing activities	325,294	(166,673)	321,766	(236,752)
Net increase (decrease) in cash and cash equivalents	$140,026	$35,131	$75,157	$(13,845)

Net cash provided by operating activities	$83,235	$99,442	$283,109	$277,281
Changes in operating assets and liabilities	(22,101)	23,967	(13,910)	62,527
Proceeds from refundable entrance fees, net of refunds	(687)	(308)	(2,241)	(907)
Lease financing debt amortization	(14,626)	(16,024)	(46,256)	(46,858)
Distributions from unconsolidated ventures from cumulative share of net earnings	(473)	(6,400)	(1,365)	(6,400)
Non-development capital expenditures, net	(41,005)	(55,611)	(114,559)	(171,404)
Property insurance proceeds	1,461	2,763	4,430	6,360
Adjusted Free Cash Flow	$5,804	$47,829	$109,208	$120,599

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands). For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$62,054	$47,095	$207,845	$157,530
Net cash used in investing activities	(20,267)	(40,885)	(1,238,932)	(124,491)
Net cash (used in) provided by financing activities	(32,514)	(12,073)	1,083,379	(32,708)
Net increase in cash and cash equivalents	$9,273	$(5,863)	$52,292	$331

Net cash provided by operating activities	$62,054	$47,095	$207,845	$157,530
Changes in operating assets and liabilities	(5,615)	(3,600)	(20,088)	(11,125)
Proceeds from refundable entrance fees, net of refunds	(6,309)	32	(15,702)	(2,744)
Non-development capital expenditures, net	(28,659)	(25,761)	(69,425)	(72,073)
Property insurance proceeds	614	—	1,841	—
Adjusted Free Cash Flow of unconsolidated ventures	$22,085	$17,766	$104,471	$71,588

Brookdale weighted average ownership percentage	30.4%	42.2%	22.4%	36.1%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$6,709	$7,502	$23,379	$25,867

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2017, we had approximately $2.6 billion of long-term fixed rate debt, $1.4 billion of long-term variable rate debt, including our secured credit facility, and $1.6 billion of capital and financing lease obligations. As of September 30, 2017, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.83% (calculated using an imputed interest rate of 7.5% for our $316.3 million outstanding principal amount of 2.75% convertible senior notes due June 15, 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of September 30, 2017, $2.6 billion, or 65.1%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of September 30, 2017, $543.8 million, or 13.8%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $828.6 million, or 21.1%, of our debt is variable rate debt not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $14.1 million, a 500 basis point increase in interest rates would have an impact of $60.8 million and a 1,000 basis point increase in interest rates would have an impact of $103.6 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)
The following table contains information regarding purchases of our common stock made during the three months ended September 30, 2017 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2017 - 7/31/2017	81	13.08	—	90,360
8/1/2017 - 8/31/2017	19,706	$12.00	—	90,360
9/1/2017 - 9/30/2017	9,305	11.71	—	90,360
Total	29,092	$11.97	—

(1)
Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. No shares were purchased pursuant to the repurchase program during the three months ended September 30, 2017, and approximately $90.4 million remained available under the repurchase program as of September 30, 2017.

Item 5.  Other Information

On November 1, 2017, the Company entered into a definitive agreement for a multi-part transaction with HCP, Inc. (“HCP”). As part of such transaction, the Company and certain of its affiliates and HCP and certain of its affiliates entered into an Amended and Restated Master Lease and Security Agreement (“Master Lease”) effective as of November 1, 2017. The Master Lease amended and restated leases covering substantially all of the communities that were subject to triple-net leases between the Company and HCP.

Pursuant to the Master Lease, two communities will be removed from the Master Lease upon the Company’s purchase of such communities.  In addition, 32 communities will be removed from the Master Lease on or before November 1, 2018.  However, if HCP has not transitioned operations and/or management of such 32 communities to a third party prior to such date, the Company will continue to operate such communities on an interim basis and such communities will, from and after such time, be reported in the Company’s Management Services segment.  In addition to the foregoing 34 communities, the Company will continue to lease 44 communities pursuant to the terms of the Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company will receive a $5 million annual rent reduction for three communities. The Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

The closings of the various transactions referenced above are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

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

10.2
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2017 (File No. 001-32641)).

10.3	Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	Chief Financial Officer (Principal Financial Officer)
Date:	November 7, 2017