Form 10-K
period 2017-12-31
Brookdale Senior Living Inc.
filed 2018-02-22
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.8 billion. The market value calculation was determined using a per share price of $14.71, the price at which the registrant's common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant's executive officers, directors and stockholders owning 10% or more of the Company's outstanding common stock.

As of February 20, 2018, 186,572,921 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, or an amendment to this Form 10-K, to be filed with the SEC within 120 days of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their intended effect on our results; our operational, sales, marketing and branding initiatives; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, expansion, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to acquisition, disposition, development, lease restructuring and termination, financing, re-financing and venture transactions and opportunities (including assets held for sale, the pending transactions with HCP, Inc. and our plans to market in 2018 and sell approximately 30 owned communities), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA and Adjusted Free Cash Flow (as those terms are defined in this Annual Report on Form 10-K); our expectations regarding returns to stockholders, our share repurchase program and the payment of dividends; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services; and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. These forward looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding, new supply and new competition; our inability to extend (or refinance) debt (including our credit and letter of credit facilities and our outstanding convertible notes) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; risks related to the implementation of our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein) and the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under our share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring and termination, financing, re-financing and venture transactions (including assets held for sale, the pending transactions with HCP, Inc. and our plans to market in 2018 and sell approximately 30 owned communities) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers and potential disruption caused by changes in management; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; unanticipated costs to comply with legislative or regulatory developments, including requirements to obtain emergency power generators for our communities; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in this Annual Report on Form 10-K. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business.

Unless otherwise specified, references to "Brookdale," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K mean Brookdale Senior Living Inc. together with its consolidated subsidiaries.

Overview

Our Business

As of December 31, 2017, we are the largest operator of senior living communities in the United States based on total capacity, with 1,023 communities in 46 states and the ability to serve approximately 101,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

As of December 31, 2017, we owned or leased 794 communities (66,641 units) and provided management services with respect to 229 communities (33,941 units) for third parties or unconsolidated ventures in which we have an ownership interest. As of such date, we operated 129 retirement center communities (24,476 units), 822 assisted living communities (56,718 units) and 72 CCRCs (19,388 units).  The majority of our units are located in campus settings or communities containing multiple services, including CCRCs.  As of December 31, 2017, our ancillary services platform included networks in 28 states with the ability to provide home health services to 63.7% of our units, hospice services to 21.7% of our units, and outpatient therapy to 17.0% of our units. During the year ended December 31, 2017, we generated 82.1% of our resident fee revenues from private pay customers and 15.2% from government reimbursement programs (primarily Medicare). For the year ended December 31, 2017, 39.5% of our resident and management fee revenues were generated from owned communities, 46.9% from leased communities, 11.6% from our ancillary services business and 2.0% from communities we operate on behalf of third parties or unconsolidated ventures.

We believe that we operate in the most attractive sectors of the senior living industry, and our goal is to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer. Our community and service offerings combine housing, health care, hospitality and ancillary services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living ("ADL") such as eating, bathing, dressing, toileting and transferring/walking and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place," which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives. With our platform of a range of community and service offerings, we believe that we are positioned to take advantage of favorable demographic trends over time.

Leadership and Redefined Strategy

On February 22, 2018, we announced that Lucinda M. Baier, our Chief Financial Officer, has been appointed as our President and Chief Executive Officer and as a member of our Board of Directors effective February 28, 2018, at which time T. Andrew Smith will step down from such roles. We further announced that Bryan Richardson, our Executive Vice President and Chief Administrative Officer, will leave his employment effective March 9, 2018. Ms. Baier will continue to serve as our principal financial officer while we conduct a search for her replacement, and we do not currently intend to replace Mr. Richardson’s position.

For 2018, we have re-evaluated and redefined our strategic priorities, which are now focused on our three primary stakeholders: our stockholders, our associates, and, always at our foundation, our residents, patients and their families. Through our redefined strategy, we intend to provide attractive long-term returns to our stockholders; attract, engage, develop and retain the best associates; and continue to earn the trust and endorsements of our residents, patients and their families.

•
Stockholders. Our stockholders’ continued investment in us allows us to advance our mission to our residents and their families. Therefore we believe we must balance our mission with an emphasis on margin. With this strategic priority, we intend to take actions to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA and Adjusted Free Cash Flow.

•
Associates. Brookdale’s culture is based on servant leadership, and our associates are the key to attracting and caring for residents and creating value for all of our stakeholders. Through this strategic priority, we intend to create a compelling value proposition for our associates in the areas of compensation, leadership, career growth and meaningful work. In 2017, we took the first corrective steps by investing in community leaders, and in 2018 we plan to extend this plan deeper in the communities.

•
Residents, Patients and Their Families. Brookdale continues to be driven by its mission—to enrich the lives of those we serve with compassion, respect, excellence and integrity—and we believe this continued focus is essential to create value for all of our stakeholders. This strategic priority includes enhancing our organizational alignment to foster an environment where our associates can focus on providing valued, high quality care and personalized service. We intend to win locally through our targeted sales and marketing efforts by differentiating our community and service offerings based on quality, a portfolio of choices, and personalized service delivered by caring associates.

As part of our redefined strategy, we plan to continue to evaluate and, where opportunities arise, pursue lease restructurings, development and acquisition opportunities, including selectively acquiring existing operating companies, senior living communities and ancillary services companies. Any such restructurings or acquisitions may be pursued on our own, or through our investments in ventures. In addition, we intend to continue to evaluate our owned and leased community portfolios for opportunities to dispose of owned communities and terminate leases. We plan to market in 2018 and sell approximately 30 owned communities (in addition to assets held for sale as of December 31, 2017), which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs.

We believe that our successful execution on these strategic priorities will allow us to achieve our goal to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer.

2016 - 2017 Portfolio Optimization Update

During 2016 and 2017, we engaged in an initiative to optimize our community portfolio through disposing of owned and leased communities, restructuring leases, and investing in our Program Max initiative in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity, and to reduce our debt and lease leverage. During the period from January 1, 2016 through December 31, 2017, we completed dispositions, through sales and lease terminations, of 165 communities. During 2017, we also amended and restated triple-net leases covering substantially all of the communities we lease from HCP, Inc. (“HCP”) into a master lease and invested $8.8 million on Program Max projects, net of $8.1 million of third party lessor reimbursements.

During 2018, we expect to close on the dispositions of 15 owned communities (1,508 units) classified as held for sale as of December 31, 2017, the terminations of our triple-net leases on 33 communities (3,123 units), the terminations of management agreements on 37 communities (5,522 units) and our acquisitions of six communities that we currently lease or manage (995 units). In addition, we plan to market in 2018 and sell approximately 30 owned communities.

The closings of the expected sales of assets are subject (where applicable) to our successful marketing of such assets on terms acceptable to us. Further, the closings of the various pending transactions and expected sales of assets are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the foregoing completed and pending transactions and their impact on our results of operations.

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

Beginning in 2007, the industry was affected negatively by the downturn in the general economy, which resulted in a near halt in construction of new units. The industry experienced a slow recovery in occupancy and rate growth beginning in 2010 according to the National Investment Center for the Seniors Housing & Care Industry ("NIC").  In more recent years, as the economy and senior living industry have improved, the industry has attracted increased investment resulting in increased development of new senior housing supply.  According to NIC data, industry occupancy increased modestly through 2015, as the pace of absorption outpaced inventory growth slightly.  Starting in 2016, NIC data showed that industry occupancy began to decrease as a result of new openings, and based on projections of NIC, industry occupancy is expected to be flat through 2018.  During 2016 and 2017, we experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which adversely affected our occupancy, revenues, and results of operations. We continue to address such competition through pricing initiatives based on the competitive market, current in-place rents and occupancy; focusing on operations, including ensuring high customer satisfaction, protecting key leadership potions and actively engaging district and regional management in community operations; local and national marketing efforts, including leveraging our industry leading name through enhanced digital, direct mail and local community outreach; and community segmentation through which we evaluate current community position relative to competition and reposition if necessary (e.g., price, services, amenities and programming). We expect the elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2018.

We believe that a number of trends will contribute to the continued growth of the senior living industry in coming years. The primary market of the senior living industry is individuals age 75 and older. According to United States Census data, that group is projected to be the fastest growing age cohort over the next twenty years. As a result of scientific and medical breakthroughs over the past 30 years, seniors are living longer. Due to demographic trends, and continuing advances in science, nutrition and healthcare, the senior population will continue to grow, and we expect the demand for senior living services to continue to increase in future years.

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

In addition, there continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. We cannot predict what action, if any, Congress will take on reimbursement policies of the Medicare or Medicaid programs or what future rule changes the Centers for Medicare & Medicaid Services ("CMS") will implement. Changes in the reimbursement rates or methods or timing of government reimbursement programs could adversely affect our revenues, results of operations and cash flow.

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

On July 31, 2014, we completed the acquisition by merger of Emeritus Corporation, a Washington corporation, pursuant to which a wholly-owned subsidiary of ours merged with and into Emeritus, with Emeritus continuing as the surviving corporation and a wholly-owned subsidiary of ours. At the time of the merger, Emeritus was the second largest operator of senior living communities in the United States.

Our Communities and Service Offerings

We offer a variety of senior living housing and service alternatives in communities located across the United States. Our communities consist of retirement center communities, assisted living communities, rental CCRCs and entry fee CCRCs. We manage certain of our communities for third parties or unconsolidated ventures in which we have an ownership interest pursuant to management agreements. In addition, through our ancillary services programs, we provide home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

Retirement Centers

Our retirement center communities are primarily designed for middle to upper income seniors generally age 75 and older who desire an upscale residential environment providing the highest quality of service.  The majority of our retirement center communities consist of both independent and assisted living units in a single community, which allows residents to "age-in-place" by providing them with a continuum of senior independent and assisted living services. While the number varies depending upon the particular community, as of December 31, 2017 approximately 79.0% of all of the units at our retirement center communities are independent living units, with the balance of units licensed for assisted living.

Our retirement center communities are large multi-story buildings averaging 190 units with extensive common areas and amenities. Residents may choose from studio, one-bedroom and two-bedroom units, depending upon the specific community.  Each retirement center community provides residents with basic services such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation and recreational activities. Most of these communities also offer custom tailored supplemental care services at an additional charge, which may include medication reminders, check-in services and escort and companion services.

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

Retirement center communities that we own or lease are included in our Retirement Centers segment, and retirement center communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2017, our Retirement Center segment consisted of 84 retirement center communities with 15,042 units, representing 15.0% of our total senior living capacity, and 45 retirement center communities with 9,434 units were included in our Management Services segment, representing 9.4% of our total senior living capacity. In the aggregate, these retirement center communities represented 24.3% of our total senior living capacity.

Assisted Living

Our assisted living communities offer housing and 24-hour assistance with ADLs to mid-acuity frail and elderly residents. Our assisted living communities include both freestanding, multi-story communities with more than 50 beds, and smaller, freestanding single story communities with less than 50 beds. Depending upon the specific location, the community may include (i) private studio, one-bedroom and one-bedroom deluxe apartments, or (ii) individual rooms for one or two residents in wings or "neighborhoods" scaled to a single-family home, which includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station.

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

Assisted living communities (including memory care communities) that we own or lease are included in our Assisted Living segment, and assisted living communities for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2017, our Assisted Living segment consisted of 682 assisted living communities with 44,773 units, representing 44.5% of our total senior living capacity, and 140 assisted living communities with 11,945 units were included in our Management Services segment, representing 11.9% of our total senior living capacity. In the aggregate, these assisted living communities represented 56.4% of our total senior living capacity.

As of December 31, 2017, we provide memory care services at 527 of our communities, aggregating 13,164 memory care units across our segments. These communities include 118 freestanding memory care communities with 4,575 units included in our Assisted Living segment.

CCRCs-Rental

Our CCRCs are large communities that offer a variety of living arrangements and services to accommodate all levels of physical ability and health. Most of our CCRCs have independent living, assisted living and skilled nursing available on one campus or within the immediate market, and some also include Alzheimer's and dementia care service areas.

CCRCs that we own or lease are included in our CCRCs-Rental segment, and CCRCs for which we provide management services for third parties or unconsolidated ventures in which we have an ownership interest are included in our Management Services segment. As of December 31, 2017, our CCRCs-Rental segment included 28 CCRCs with 6,826 units, representing 6.8% of our total senior living capacity, and 44 CCRCs with 12,562 units were included in our Management Services segment, representing 12.4% of our total senior living capacity. In the aggregate, these CCRCs represented 19.3% of our total senior living capacity.

Twenty of our CCRCs, of which 18 are included in the Management Services segment, allow for residents in the independent living apartment units to pay a one-time upfront entrance fee, typically $100,000 to $400,000 or more, which is partially refundable in certain circumstances. We refer to these communities as entry fee CCRCs. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (i.e., a healthcare discount) for the resident, the amount and timing of the refund, and other variables. These agreements are subject to regulations in various states. In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and services. Since entrance fees are paid upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident's entrance fee is generally refundable within a certain number of months or days following contract termination or upon the sale of the unit, or in some agreements, upon the resale of a comparable unit or 12 months after the resident vacates the unit. In addition, some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale. As of December 31, 2017, our CCRCs-Rental segment included two entry fee CCRCs with 543 units, representing less than 0.5% of our total senior living capacity, and 18 entry fee CCRCs with 7,876 units were included in our Management Services segment, representing 7.8% of our total senior living capacity.

Brookdale Ancillary Services

Through our ancillary services programs, we currently provide home health, hospice and outpatient therapy services, as well as education and wellness programs, to residents of many of our communities and to seniors living outside of our communities. The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. Our hospice services include clinical and skilled care, as well as spiritual and emotional counseling.  Our outpatient therapy services include physical therapy, occupational therapy and speech language pathology services and other specialized therapy.  The majority of our home health, hospice and outpatient therapy services are reimbursed by government reimbursement programs, primarily Medicare, and non-covered services are paid directly by residents from private pay sources.  Our education and wellness programs focus on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for seniors and their families through health fairs, seminars, and other consultative interactions. We believe that our ancillary services offerings are unique in the senior living industry and that we have a significant advantage over our competitors with respect to providing ancillary services because of our established infrastructure, scale and experience.

Our Brookdale Ancillary Services segment includes the home health, hospice and outpatient therapy services provided to residents of many of our communities and to seniors living outside of our communities. The Brookdale Ancillary Services segment does not include skilled nursing or inpatient therapy services provided in our skilled nursing units, which are included in the CCRCs-Rental segment. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

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

During the year ended December 31, 2017, approximately 73.9% of our management fees revenue was derived from services provided to unconsolidated ventures in which HCP held an interest, including 29.1% of our management fees revenue derived from services provided to our unconsolidated CCRC venture in which we share control with HCP. Early termination or non-renewal of, or renewal on less-favorable terms, of our management agreements (including our management agreements with such unconsolidated ventures) could cause a loss in revenues and could negatively impact our results of operations and cash flows.

As of December 31, 2017, the 229 communities and 33,941 units in our Management Services segment represented 33.7% of our total senior living capacity. As of that date, we operated 61 communities, representing 8,222 units, for third parties and 168 communities, representing 25,719 units, for unconsolidated ventures in which we have an ownership interest. As of December 31, 2017, these communities consisted of 45 retirement center communities (9,434 units), 140 assisted living communities (11,945 units) and 44 CCRCs (12,562 units).

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

•
Geographically diverse, high-quality, purpose-built communities. As of December 31, 2017, we are the largest operator of senior living communities in the United States based on total capacity, with 1,023 communities in 46 states and the ability to serve approximately 101,000 residents.

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

•
Significant experience in providing ancillary services. Through our ancillary services programs, we provide a range of home health, hospice, outpatient therapy, education, wellness and other ancillary services to residents of certain of our communities and to seniors outside our communities, which we believe is a distinct competitive difference. We have significant experience in providing these ancillary services and expect to receive additional revenues as we expand our ancillary service offerings to additional communities and to seniors outside of our communities.

Segments

As of December 31, 2017, we had five reportable segments: Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services and Management Services. These segments were determined based on the way that our chief operating decision maker organizes our business activities for making operating decisions, assessing performance, developing strategy and allocating capital resources.

Operating results and financial metrics from our five business segments are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Operations

Operations Overview

We have implemented intensive standards, policies and procedures and systems, including detailed staff manuals and training materials, which we believe have contributed to high levels of customer service. Further, we believe our centralized support infrastructure allows our community-based leaders and personnel to focus on resident care and family connections. Our operating procedures include securing national vendor contracts to obtain lower pricing for certain services such as food, supplies and insurance, implementing effective budgeting and financial controls at each community, and establishing standardized training and operations procedures.  We have also established company-wide policies and procedures relating to, among other things: resident care; community design and community operations; billing and collections; accounts payable; finance and accounting; risk management; development of employee training materials and programs; marketing activities; the hiring and training of management and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our acquisition, development and leasing plans.

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

Community Staffing and Training

Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services and financial performance. Each Executive Director receives specialized training from us. In addition, a portion of each Executive Director's compensation is directly tied to the operating performance of the community and key care and service quality measures.  We continue to take actions intended to simplify the role of our Executive Directors to allow them to focus on our residents and their families and our associates.  We believe that the quality of our communities, coupled with our competitive compensation philosophy, has enabled us to attract high-quality, professional community Executive Directors.

Depending upon the size of the community, each Executive Director is supported by a community staff member (health and wellness director or nursing director) who is directly responsible for day-to-day care of residents and community marketing and sales staff with regional support to oversee the community's sales, marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, activities, housekeeping, and maintenance.

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

We will continue to leverage our brand recognition while pursuing a multi-layered marketing approach. We have also launched and embedded a new sales model, Network Selling, aimed at optimizing the customer experience as they consider the many options that we provide in markets and care-levels. With this new sales model, a lead sales associate in many of our markets will be responsible for better coordinating our sales efforts among our communities within a given market. Additionally, we have begun segmenting our communities to align their operating standards with their optimal market position. These community segmentation efforts are intended to identify optimal levels of price, service offerings, amenities and programs to be offered based on local demand and supply so that we can adjust our operating standards to create differentiated value to meet the needs of our customers.

Competition

The senior living industry is highly competitive. We compete with numerous organizations that provide similar senior living alternatives, such as home health care agencies, community-based service programs, retirement communities, convalescent centers and other senior living providers. In addition, over the last several years there has been an increase in the construction of new senior housing assets as the industry has attracted increased investment.  During the year ended December 31, 2016, NIC data showed that industry occupancy began to decrease as a result of new openings, and based on projections of NIC, industry occupancy is expected to be flat through 2018.  During 2016 and 2017, we experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which adversely affected our occupancy, revenues, and results of operations. We expect the elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2018. In general, regulatory and other barriers to competitive entry in the retirement center and assisted living sectors of the senior living industry are not substantial. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations and cash flows. Our major publicly-traded competitors that operate senior living communities are Five Star Quality Care, Inc. and Capital Senior Living Corporation. Our major private competitors include Holiday Retirement, Life Care Services, LLC, and Sunrise Senior Living, LLC, as well as a large number of not-for-profit entities.

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

Employees

As of December 31, 2017, we had approximately 49,500 full-time employees and approximately 26,100 part-time employees, of which 566 work in our Brentwood, Tennessee (a suburb of Nashville) headquarters office, 610 work in our Milwaukee, Wisconsin office and 981 work in our smaller regional support offices and a variety of field-based management positions. We currently consider our relationship with our employees to be good.

Government Regulation

Medicare and Medicaid Programs

We rely on reimbursement from government programs, including the Medicare program and, to a lesser extent, Medicaid programs, for a portion of our revenues. Reimbursements from Medicare and Medicaid represented 12.6% and 2.7%, respectively, of our total resident fee revenues for the year ended December 31, 2017. During the period, Medicare reimbursements represented 86.3% of our Ancillary Services segment revenue, and Medicare and Medicaid reimbursements represented 23.1% of our CCRCs-Rental segment revenue.

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. We receive revenue for our home health, hospice, skilled nursing and outpatient therapy services from Medicare.

Medicaid is a medical assistance program administered by each state, funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. We receive reimbursements under Medicaid (including state Medicaid waiver programs) for many of our assisted living communities.

These government reimbursement programs are highly regulated, involve significant administrative discretion, and are subject to frequent and substantial legislative, administrative and interpretive changes, which may significantly affect reimbursement rates and the methods and timing of payments made under these programs. Continuing efforts of government to contain healthcare costs could materially and adversely affect us, and reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement. During 2016, we significantly reduced the number of our outpatient therapy clinics located in our communities due, in part, to lower reimbursement rates making the business less attractive.

Medicare reimbursement for home health and skilled nursing services is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, recommends payment policies to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations and based on previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in any given year.

Medicaid reimbursement rates for many of our assisted living communities also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, those adjustments may not reflect actual increases of the cost of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments.

Audits and Investigations

As a result of our participation in the Medicare and Medicaid programs, we are subject to various government reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. CMS has engaged a number of third party firms, including Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC) to conduct extensive reviews of claims data to evaluate the appropriateness of billings submitted for payment. Audit contractors may identify overpayments based on coverage requirements, billing and coding rules or other risk areas. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities. An adverse determination of government reviews, audits and investigations may result in citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs. Our costs to respond to and defend any such audits, reviews and investigations may be significant and are likely to increase in the current enforcement environment, and any resulting sanctions or criminal, civil or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act

To help fund the expansion of health care coverage to previously uninsured people, the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), which became law in 2010, provides for certain reforms to the health care delivery and payment system aimed at increasing quality and reducing costs.

As it relates to our business, the Affordable Care Act provides for reductions to the annual market basket payment updates for home health and hospice agencies and additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for skilled nursing facilities (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015), and hospice agencies (beginning in federal fiscal year 2013). These reductions have, and could in the future, result in lower reimbursement than the previous year. The Affordable Care Act also provides for new transparency, reporting, and certification requirements for skilled nursing facilities.

Furthermore, the Affordable Care Act mandates changes to home health and hospice benefits under Medicare. For home health, the Affordable Care Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that is being phased-in over a four-year period, a reduction in the outlier cap, and reinstatement of a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016. In addition, the Affordable Care Act requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services, and post-acute care services, which would include home health. The Affordable Care Act further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and is being phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and to provide a report to Congress.

Potential efforts in the Congress to alter, amend, repeal or replace the Affordable Care Act, or to fail to fund various aspects of the Affordable Care Act, create additional uncertainty about the ultimate impact of the Affordable Care Act on us and the healthcare industry. The healthcare reforms and changes resulting from the Affordable Care Act, as well as other similar healthcare reforms, including any potential change in the nature of services we provide, the methods or amount of payment we receive for such services, and the underlying regulatory environment, could adversely affect our business, revenues, results of operations and cash flows.

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) became law in 2015. The legislation, among other things, permanently replaced the sustainable growth rate formula previously used to determine updates to Medicare fee schedule payments with quality and value measurements and participation in alternate payment models; extended the Medicare Part B outpatient therapy cap exception process until December 31, 2017; extended the 3% add-on payment for home health services delivered to residents in rural areas until December 31, 2017; and set payment updates for post-acute providers at 1% after other adjustments required by the Affordable Care Act for 2018. As a result of changes to reimbursement due to the Affordable Care Act and MACRA, our home health reimbursement decreased by 3.2% for the year ended December 31, 2017, compared to the prior year, and we expect our home health reimbursement to decrease by 0.8% for the year ended December 31, 2018. As part of federal budget legislation that became law on February 9, 2018, the Medicare Part B cap on outpatient therapy services was permanently repealed effective January 1, 2018.

The Improving Medicare Post-Acute Care Transformation Act of 2014

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), which became law in 2014, requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post-acute care, including home health, hospice and skilled nursing. The IMPACT Act will require such agencies and facilities to begin reporting standardized patient assessment data, new quality measures, and resource use measures. Failure to report such data when required would subject an agency or facility to a two percent reduction in market basket prices then in effect. The IMPACT Act further requires HHS and MedPAC to study, and report to Congress by 2022 regarding, alternative post-acute care payment models, including payment based upon individual patient characteristics and not care setting.

Home Health Pre-Claim Review Demonstration

In 2016, CMS announced that it would implement a 3-year Medicare pre-claim review demonstration for home health services in the states of Illinois, Florida, Texas, Michigan and Massachusetts. We derive a significant portion of our home health revenue from these states. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. CMS began the pre-claim review demonstration in Illinois in August 2016. Effective in April 2017, CMS paused for an indefinite period the demonstration in Illinois and the implementation of the demonstration in the other states. The pre-claim review demonstration resulted in increased administrative costs and reimbursement delays for our Illinois home health agency. If CMS were to restart implementation of the pre-claim review process, it could adversely affect our revenue, results of operations and cash flows.

Industry Regulation

The regulatory environment surrounding the senior living industry continues to intensify in the number and type of laws and regulations affecting it. In addition, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. This is particularly true for large for-profit, multi-community providers like us. Some of the laws and regulations that impact our industry include: state and local laws impacting licensure, protecting consumers against deceptive practices, and generally affecting the communities' management of property and equipment and how we otherwise conduct our operations, such as fire, health and safety laws and regulations and privacy laws; federal and state laws governing Medicare and Medicaid, which regulate allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and fraud; federal and state residents' rights statutes and regulations; Anti-Kickback and physicians referral ("Stark") laws; and safety and health standards set by the Occupational Safety and Health Administration. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on our business.

Many senior living communities are also subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although requirements vary from state to state, these requirements may address, among others, the following: personnel education, training and records; community services; staffing; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; emergency power generator requirements; professional licensing and certification of staff; and resident rights and responsibilities. In several of the states there are different levels of care that can be provided based on the level of licensure. In addition, in several of the states in which we operate or intend to operate, assisted living communities, home health agencies and/or skilled nursing facilities require a certificate of need before the community can be opened or the services at an existing community can be expanded. Senior living communities may also be subject to state and/or local building, zoning, fire and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets.

Unannounced surveys or inspections may occur annually or bi-annually, or following a regulator's receipt of a complaint about the provider. From time to time in the ordinary course of business, we receive survey reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through a plan of corrective action relating to the community's operations, but the reviewing agency may have the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal reimbursement programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers' or facilities' history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of its residents do not receive federal or state funds.

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

Additionally, since we operate communities that participate in federal and/or state health care reimbursement programs, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state. Violation of any of these laws can result in loss of licensure, citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) "any remuneration ... directly or indirectly, overtly or covertly, in cash or in kind" for referring or recommending for purchase any item or service which is eligible for payment under the Medicare and/or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our leases and loan agreements and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our senior living communities, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The United States Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information. Rules that became effective in 2003 govern our use and disclosure of health information at certain HIPAA covered communities. We established procedures to comply with HIPAA privacy requirements at these communities. We were required to be in compliance with the HIPAA rule establishing administrative, physical and technical security standards for health information by 2005. To the best of our knowledge, we are in compliance with these rules.

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

Risks Related to Our Business

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford our resident fees or entrance fees (including downturns in the economy, housing market, consumer confidence or the equity markets and unemployment among resident family members) could cause our occupancy, revenues, results of operations and cash flow to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy, revenues, results of operations and cash flow could decline.

Changes in the reimbursement rates or methods or timing of payment from government reimbursement programs, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our senior living and ancillary services could adversely affect our revenues, results of operations and cash flow.

We rely on reimbursement from government programs, including Medicare and Medicaid, for a portion of our revenues, and we cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations and cash flow. Reimbursements from Medicare and Medicaid represented 12.6% and 2.7%, respectively, of our total resident fee revenues for the year ended December 31, 2017. During such period, Medicare reimbursements represented 86.3% of our Ancillary Services segment revenue, and Medicare and Medicaid reimbursements represented 23.1% of our CCRCs-Rental segment revenue. See “Item 1. Business—Government Regulation” for more information regarding these programs, including the impact of recent legislation on such programs.

Congress continues to discuss deficit and medical spending reduction measures, leading to a high degree of uncertainty regarding potential reforms to government reimbursement programs, including Medicare and Medicaid. These discussions, along with other recent reforms and continuing efforts to reform government reimbursement programs, both as part of the Affordable Care Act and otherwise, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels. Weak economic conditions also could adversely affect federal and state budgets, which could result in attempts to reduce or eliminate payments for federal and state reimbursement programs, including Medicare and Medicaid.

Though we cannot predict what reform proposals will be adopted or finally implemented, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations, and cash flow through, among other things, decreasing funds available for our services or increasing our operating costs. Continuing efforts of government to contain healthcare costs could materially and adversely affect us, and reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement. During 2016, we significantly reduced the number of our outpatient therapy clinics located in our communities due, in part, to lower reimbursement rates making the business less attractive.

The impact of ongoing health care reform efforts on our business cannot accurately be predicted.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. Notably, the Affordable Care Act resulted in expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the United States health care system. To help fund this expansion, the Affordable Care Act outlines certain reductions for Medicare reimbursed services, including skilled nursing, home health, hospice and outpatient therapy services, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered, amended, repealed or replaced.  It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law.  We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect us and the manner in which we are reimbursed by the federal reimbursement programs, we cannot accurately predict today the impact of those regulations on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act or any amended or replacement legislation may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

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

The senior living industry is highly competitive. We compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, community-based service programs, retirement communities, convalescent centers and other senior living and ancillary services providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living sectors of the senior living industry are not substantial. In addition, over the last several years there has been an increase in the construction of new senior housing assets. During 2016 and 2017, we experienced an elevated rate of competitive new openings, with significant new competition opening in several of our markets, which adversely affected our occupancy, revenues and results of operations. We expect this elevated rate of competitive new openings and pressures on our occupancy and rate growth to continue through 2018, although we cannot provide assurance that the elevated rate of new openings will subside according to our expectations since the senior living industry may become more competitive in the future. Such new competition that we have encountered or may encounter could limit our ability to attract new residents, raise or maintain resident fees or expand our business, which could have a material adverse effect on our occupancy, revenues, results of operations and cash flow.

Disruptions in the financial markets could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our liquidity, financial condition and the market price of our common stock.

The United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing. Uncertainty in the stock and credit markets may negatively impact our ability to access additional financing (including any refinancing or extension of our existing debt) on reasonable terms, which may negatively affect our liquidity, financial condition and the market price of our common stock.

As of December 31, 2017, we had three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due June 15, 2018, and our separate unsecured letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. If we are unable to extend (or refinance, as applicable) any of our debt or credit or letter of credit facilities prior to their scheduled maturity dates, our liquidity and financial condition could be adversely impacted. In addition, even if we are able to extend or refinance our other maturing debt or credit or letter of credit facilities, the terms of the new financing may not be as favorable to us as the terms of the existing financing.

A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital, including through the issuance of common stock. Disruptions in the financial markets could have an adverse effect on us and our business. If we are not able to obtain additional financing on favorable terms, we also may have to forego, delay or abandon some or all of our planned capital expenditures or any lease restructuring, development or acquisition opportunities that we identify, which could adversely affect our revenues, results of operations and cash flow.

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

Our debt and lease documents contain financial and other covenants, including covenants that limit or restrict our operations and activities (including our ability to borrow additional funds and engage in certain transactions without consent of the applicable lender or lessor), and any default under such documents could result in the acceleration of our indebtedness and cash lease obligations, the foreclosure of our mortgaged communities, the termination of our leasehold interests, and/or cross-defaults under our other debt or lease documents, any of which could materially and adversely impact our capital structure, financial condition, results of operations, cash flow and liquidity and interfere with our ability to pursue our strategy.

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders’ equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest)

or lease payment. In some cases, the calculation of the applicable financial covenants (such as the calculation of our coverage ratio for the applicable portfolio for a particular period) requires interpretation of complex debt and lease provisions. A landlord has advised us that it asserts that the manner in which we have calculated compliance with a financial covenant under master leases scheduled to expire in stages over the next approximately two and one-half years that cover a total of nine communities is incorrect. We disagree with the landlord. In the event that it is ultimately determined that our method of calculating such compliance was erroneous, it is possible that the recalculation could result in our failure to be in compliance with such covenant. We have reviewed the applicable lease provisions with outside counsel and remain confident that we have been, and continue to be, in compliance with the applicable requirements of the leases. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements.

Our failure to comply with applicable covenants could constitute an event of default under the applicable debt or lease documents. Many of our debt and lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors).

These restrictions and covenants may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to pursue our strategy. In addition, certain of our outstanding indebtedness and leases limit or restrict, among other things, our ability and our subsidiaries' ability to borrow additional funds, engage in a change in control transaction, dispose of all or substantially all of our or their assets, or engage in mergers or other business combinations without consent of the applicable lender or lessor. In certain circumstances, the consent of the applicable lender or lessor may be based on the lender’s or lessor’s sole discretion. Our inability to obtain the consent of applicable lenders and landlords in connection with our pursuit of any such transactions may forestall our ability to consummate such transactions. Furthermore, the costs of obtaining such consents may reduce the value that our stockholders may realize in any such transactions.

The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio.

Furthermore, our debt and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, if an event of default has occurred under any of our debt or lease documents, subject to cure provisions in certain instances, the respective lender or lessor would have the right to declare all the related outstanding amounts of indebtedness or cash lease obligations immediately due and payable, to foreclose on our mortgaged communities, to terminate our leasehold interests, to foreclose on other collateral securing the indebtedness and leases, to discontinue our operation of leased communities and/or to pursue other remedies available to such lender or lessor. Further, an event of default could trigger cross-default provisions in our other debt and lease documents (including documents with other lenders or lessors). We cannot provide assurance that we would be able to pay the debt or lease obligations if they became due upon acceleration following an event of default.

In addition, certain of our master leases and management agreements contain radius restrictions, which limit our ability to own, develop or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand or develop or acquire senior housing communities and operating companies.

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

Increases in the cost and availability of labor, including increased competition for or a shortage of skilled personnel, increased wage pressures or increased union activity, could have an adverse effect on our business, results of operations and cash flow.

Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our communities. Each community has an Executive Director responsible for the overall day-to-day operations of the community, including quality of care and service, social services and financial performance. Depending upon the size of the community, each Executive Director is supported by a community staff member (health and wellness director or nursing director) who is directly responsible for day-to-day care of residents and community sales/marketing staff with regional support to oversee the community's sales, marketing and community outreach programs. Other key positions supporting each community may include individuals responsible for food service, healthcare services, activities, housekeeping and maintenance.

We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  In addition, we have experienced and may continue to experience wage pressures due to minimum wage increases mandated by state and local laws and the increase to the salary thresholds for overtime exemptions under the Fair Labor Standards Act, which were adopted by the Department of Labor in May 2016.  The changes to the thresholds for overtime exemptions were to be effective December 1, 2016, but were struck down by a United States District Court in 2017, prior to their implementation. The Department of Labor appealed the District Court’s decision and then moved to stay the case pending further rule-making efforts.  It is unclear what rule changes adopted by the Department of Labor ultimately will become effective.  If such rule changes result in higher operating costs, we may not be able to offset such added costs resulting from competitive, inflationary or regulatory pressures by increasing the rates we charge to our residents or our service charges, which would negatively impact our results of operations and cash flow.

Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from market to market. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our overall operating results and cash flow could be harmed.

In addition, efforts by labor unions to unionize any of our community personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules. New election rules promulgated by the National Labor Relations Board went into effect in April 2015 and substantially changed - and expedited - the union election process, thereby limiting the time available for us to attempt to persuade employees to vote against representation. If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our results of operations and cash flow would be negatively affected.

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

Pending and future disposition transactions are subject to closing conditions, including the receipt of regulatory approvals, likely will result in reductions to our revenue and may result in reductions to our results of operations and cash flow.

During 2018, we expect to close on the dispositions of 15 owned communities classified as held for sale as of December 31, 2017, the terminations of our triple-net leases on 33 communities and the pending terminations of management agreements on 37 communities. In addition, we plan to market in 2018 and sell approximately 30 owned communities, and we plan to continue to evaluate our owned and leased community portfolios for opportunities to dispose of owned communities and terminate leases, and to evaluate and, where opportunities arise, pursue lease restructurings (which may take the form of non-renewal of leases, negotiation of revised lease terms, termination of leases in favor of venture structures in which we would have an interest and, to a lesser degree, the purchase of the leased communities). The closing of any such dispositions, or those we identify in the future, generally are subject to closing conditions, including the receipt of regulatory approvals, and we cannot provide assurance that any such transactions will close or, if they do, when the actual closings will occur.  The sales price for pending or future dispositions may not meet our expectations due to the underlying performance of such communities or conditions beyond our control, and we may be required to take impairment charges in connection with such sales if the carrying amounts of such assets exceed the proposed sales prices, which could adversely affect our financial condition and results of operations.  Further, we cannot provide assurance that we will be successful in identifying and pursuing disposition opportunities on terms that are acceptable to us, or at all. We may be required to pay significant amounts to restructure leases and we may be required to take charges in connection with restructuring of leases, which could adversely affect our financial condition and results of operations.

Completion of the dispositions of communities through sales or lease terminations, including pending transactions and those we enter into in the future, likely will result in reductions to our revenue and may result in reductions to our results of operations and cash flow.  Further, if we are unable to reduce our general and administrative expense with respect to completed dispositions and lease terminations in accordance with our expectations, we may not realize the expected benefits of such transactions, which could negatively impact our anticipated results of operations and cash flow.

We may need additional capital to fund our operations, to execute on our strategy and to pursue any lease restructuring, development or acquisition opportunities, and we may not be able to obtain it on terms acceptable to us, or at all.

Execution on our strategy may require additional capital, particularly if we were to identify and pursue lease restructuring, development or acquisition opportunities. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, certain of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans or opportunities. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

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

We are currently working on projects that will expand, renovate, reposition or redevelop a number of our existing senior living communities. These projects are in various stages of development and are subject to a number of factors over which we have little or no control. These factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations. We cannot provide assurance that we will elect to undertake or complete all of our proposed expansion, renovation, repositioning and redevelopment projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot provide assurance that any of our expansion, renovation, repositioning or redevelopment projects will be economically successful. Our failure to achieve our expansion, renovation, repositioning and redevelopment plans could adversely impact our anticipated revenues, results of operations and cash flow.

We may encounter difficulties in acquiring communities at attractive prices or integrating acquisitions with our operations, which may adversely affect our financial condition, results of operations and cash flow.

We will continue to selectively target strategic acquisitions as opportunities arise. To the extent we do identify and complete any future acquisition opportunities, the process of identifying potential acquisition candidates, completing acquisition transactions and integrating acquired communities or businesses into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial or other resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may adversely affect our revenue growth, results of operations and cash flow. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we may not be able to locate and acquire communities or businesses at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of communities will not increase. Finally, when we are able to locate communities and enter into definitive agreements to acquire or lease them, we cannot provide assurance that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

Unforeseen costs associated with acquisitions could negatively affect our results of operations and cash flow.

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

Several publicly-traded and non-traded real estate investment trusts, or REITs, and private equity firms have similar asset acquisition objectives as we do, along with greater financial resources and/or lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us. There is significant competition among potential acquirers in the senior living industry, including publicly-traded and non-traded REITs and private equity firms, and there can be no assurance that we will be able to successfully complete acquisitions, which could limit our ability to grow our business. Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.

Delays in obtaining regulatory approvals could hinder our plans to expand our ancillary services programs, which could negatively impact our anticipated revenues, results of operations and cash flow.

We plan to expand our offering of ancillary services, including home health and hospice, to additional markets. In the current environment, it is difficult to obtain certain required regulatory approvals. Delays in obtaining required regulatory approvals could impede our ability to expand to additional markets in accordance with our plans, which could negatively impact our anticipated revenues, results of operations and cash flow.

Our investment in our entrance fee CCRC venture with HCP is susceptible to risks associated with the lifecare benefits offered to the residents of the venture's lifecare entrance fee communities, and we are also susceptible to such risks for our owned and/or operated entrance fee CCRCs.

As of December 31, 2017, we managed lifecare entrance fee communities as part of our entrance fee CCRC venture with HCP, and we owned and/or operated other lifecare communities. Residents of these communities typically receive a limited lifecare benefit and pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically a certain number of free days in the community's health center during the resident's lifetime and/or a discounted rate for such services. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for these communities are not sufficient to cover the cost of lifecare benefits granted to residents, our interest in the results of operations and cash flow of these communities and the venture could be adversely affected.

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

We operate certain of our communities pursuant to management agreements. In some of these cases, the controlling financial interest in the community is held by third parties and, in other cases, the community is owned by an unconsolidated venture in which we have an ownership interest. As of December 31, 2017, we managed 229 communities, representing approximately 33.7% of our capacity, for third parties or unconsolidated ventures. The majority of our management agreements are long-term agreements. In most cases, either party to the agreements may terminate upon the occurrence of an event of default caused by the other party. In addition, in some cases, subject to our rights, if any, to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, if we do not satisfy certain designated performance thresholds or if the community is sold to an unrelated third party (in which case we may be entitled to receive a contractual termination fee). Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same owner or its affiliates. Certain of our management agreements, both with unconsolidated ventures and with entities owned by third parties, provide that an event of default under the debt instruments applicable to the ventures or the entities owned by third parties that is caused by us may also be considered an event of default by us under the relevant management agreement, giving the non-Brookdale party to the management agreement the right to pursue the remedies provided for in the management agreement, potentially including termination of the management agreement. Further, in the event of default on a loan, the lender may have the ability to terminate us as manager. With respect to communities held in unconsolidated ventures, in some cases, the management agreement can be terminated in connection with the sale by the venture partner of its interest in the venture or the sale of properties by the venture. Early termination of our management agreements or non-renewal or renewal on less-favorable terms could cause a loss in revenues and could negatively impact our results of operations and cash flow.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, which could negatively impact our revenues, results of operations and cash flow.

We have a high concentration of communities in various geographic areas, including the states of California, Florida and Texas. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, results of operations and cash flow. In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

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

Downturns in the housing markets could adversely affect the ability (or perceived ability) of seniors to afford our resident fees and entrance fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Specifically, if seniors have a difficult time selling their homes or their homes' values decrease, these difficulties could impact their ability to relocate into our communities or finance their stays at our communities with private resources. If national or local housing markets experience protracted volatility, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

The transition of management or unexpected departure of our key officers could harm our business.

We have recently undergone changes in our senior management, may in the future experience further changes in our management, and are dependent on the efforts of our executive officers. The transition of management, the unforeseen loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have an adverse effect on our business, results of operations and financial condition and be negatively perceived in the capital markets.

Our execution of our redefined strategy may not be successful, and initiatives undertaken to execute on our strategic priorities may adversely affect our business, financial condition, results of operations, cash flow and the price of our common stock.

The success of our redefined strategy depends on our ability to successfully identify and implement initiatives to execute on our strategic priorities, as well as factors outside of our control. Such initiatives may not be successful in achieving our expectations or may require more time and resources than expected to implement. There can be no assurance that our redefined strategy or initiatives undertaken to execute on our strategic priorities will be successful and, as a result, such initiatives may adversely affect our business, financial condition, results of operations, cash flow and the price of our common stock.

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

We have been and are currently involved in litigation and claims, including putative class action claims from time to time, incidental to the conduct of our business which are generally comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain general liability and professional liability insurance policies in amounts and with coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Our current policies are written on a claims-made basis and provide for deductibles for each claim. Accordingly, we are, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies. If we experience a greater number of losses than we anticipate, or if certain claims are not ultimately covered by insurance, our results of operations and financial condition could be adversely affected.

Risks Related to Our Industry

We face periodic and routine reviews, audits and investigations under our contracts with government agencies, and these audits could have adverse findings that may negatively impact our business, financial condition, results of operations and cash flow.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various government reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. CMS has engaged a number of third party firms, including Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC), to conduct extensive reviews of claims data to evaluate the appropriateness of billings submitted for payment. Audit contractors may identify overpayments based on coverage requirements, billing and coding rules or other risk areas. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities. An adverse determination of government reviews, audits and investigations may result in citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation. Our costs to respond to and defend any such audits, reviews and investigations may be significant and are likely to increase in the current enforcement environment, and any resulting sanctions or criminal, civil or regulatory penalties could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The cost and difficulty of complying with increasing and evolving regulation and enforcement could have an adverse effect on our business, results of operations and cash flow.

The regulatory environment surrounding the senior living industry continues to evolve and intensify in the amount and type of laws and regulations affecting it, many of which vary from state to state. In addition, many senior living communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In several of the states there are different levels of care that can be provided based on the level of licensure. In addition, in several of the states in which we operate or intend to operate, assisted living communities, home health agencies and/or skilled nursing facilities require a certificate of need before the community can be opened or the services at an existing community can be expanded. These requirements, and the increased enforcement thereof, could affect our ability to expand into new markets, to expand our services and communities in existing markets and, if any of our presently licensed communities were to operate outside of its licensing authority, may subject us to penalties including closure of the community. See “Item 1. Business—Government Regulation” for more information regarding regulation and enforcement in our industry.

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

The intensified regulatory and enforcement environment impacts providers like us because of the increase in the number of inspections or surveys by governmental authorities and consequent citations for failure to comply with regulatory requirements. We also expend considerable resources to respond to federal and state investigations or other enforcement action. From time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through a plan of corrective action, the reviewing agency may have the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal reimbursement programs or imposition of other sanctions, including criminal penalties. Furthermore, certain states may allow citations in one community to impact other communities in the state. Revocation of a license at a given community could therefore impact our ability to obtain new licenses or to renew existing licenses at other communities, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. The failure to comply with applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole.

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

Additionally, since we provide services and operate communities that participate in federal and/or state health care reimbursement programs, we are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement which are false, fraudulent or are for items or services that were not provided as claimed. Similar state laws vary from state to state. Violation of any of these laws can result in loss of licensure, citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults.

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Federal Anti-Kickback Law, the Stark laws and certain state referral laws. Authorities have interpreted the Federal Anti-Kickback Law very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If we were to violate the Federal Anti-Kickback Law, we may face criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause us to default under our debt and lease documents and/or trigger cross-defaults. Adverse consequences may also result if we violate federal Stark laws related to certain Medicare and Medicaid physician referrals. While we endeavor to comply with all laws that regulate the licensure and operation of our business, it is difficult to predict how our revenues could be affected if we were subject to an action alleging such violations.

Compliance with the Americans with Disabilities Act, Fair Housing Act and fire, safety and other regulations may require us to make unanticipated expenditures, which could increase our costs and therefore adversely affect our results of operations and financial condition.

Certain of our communities, or portions thereof, are subject to compliance with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial properties," but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants.

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

Following Hurricane Irma in 2017, the State of Florida issued an emergency order requiring skilled nursing homes and assisted living communities to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. The emergency order has been overturned and there are legislative and regulatory rulemaking actions in process to address generator requirements. We may be required to make substantial capital expenditures to comply with any legislative or administrative generator requirements ultimately adopted in Florida.

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

Risks Related to Our Organization and Structure

Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that investors may consider favorable or prevent the removal of our current board of directors and management.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that investors may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

In the future, we may attempt to increase our capital resources by offering additional debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, series of preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us.

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

At December 31, 2017, approximately 186.5 million shares of our common stock were outstanding (excluding unvested restricted shares). All of the shares of our common stock are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or any shares otherwise subject to the limitations of Rule 144.

In addition, as of December 31, 2017, approximately 4.8 million shares of restricted common stock were outstanding under our 2014 Omnibus Incentive Plan and our Omnibus Stock Incentive Plan, and we had availability to issue approximately 11.3 million additional shares under our 2014 Omnibus Incentive Plan, our Associate Stock Purchase Plan, and our Director Stock Purchase Plan.  The shares of our common stock issued or issuable pursuant to these plans are or will be registered under the Securities Act, and once any restrictions imposed on the shares and options granted under these plans expire, such shares of common stock will be available for sale into the public markets.

Our ability to use net operating loss carryovers to reduce future tax payments will be limited.

Section 382 of the Internal Revenue code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of 50% of its stock over a three-year period, to utilize its net operating loss carryforward and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. We have determined that an ownership change occurred within the second quarter of 2010, and, therefore, losses carried into the change period have been subject to an annual limitation. The annual limitation is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change, adjusted for certain items. The annual limitation may be increased by certain built-in gains existing at the time of change. The acquisition of Emeritus Corporation also resulted in an ownership change and created an annual limitation on Emeritus' net operating losses. Such annual limitations may result in our being unable to utilize all of our net operating loss carryforwards generated in tax years prior to 2018 before their expiration.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Communities

As of December 31, 2017, we operated 1,023 communities across 46 states, with the capacity to serve approximately 101,000 residents. Of the communities we operated as of December 31, 2017, we owned 360, we leased 434 pursuant to operating, capital and financing leases, and 229 were managed by us for third parties or unconsolidated ventures in which we have an ownership interest. Substantially all of our owned communities are subject to mortgages.

The following table sets forth certain information regarding our communities as of December 31, 2017. Occupancy data includes the impact of managed communities.

			Ownership Status
State	Units	Occupancy	Owned	Leased	Managed	Total
Florida	15,967	83%	49	38	36	123
Texas	13,557	85%	61	24	39	124
California	10,598	84%	26	42	21	89
Washington	4,666	89%	14	32	5	51
Colorado	4,513	84%	11	15	13	39
Ohio	3,973	84%	23	19	5	47
Illinois	3,674	88%	2	10	6	18
North Carolina	3,626	86%	7	51	1	59
Arizona	3,455	87%	14	14	6	34
Oregon	3,189	90%	8	20	15	43
Virginia	2,497	86%	7	6	4	17
New York	2,462	82%	17	10	6	33
Michigan	2,123	86%	9	23	1	33
Tennessee	1,816	91%	13	11	3	27
Georgia	1,566	90%	5	8	8	21
Kansas	1,549	86%	8	12	2	22

			Ownership Status
State	Units	Occupancy	Owned	Leased	Managed	Total
South Carolina	1,544	80%	4	11	7	22
New Jersey	1,411	88%	7	8	1	16
Massachusetts	1,379	80%	3	5	3	11
Oklahoma	1,377	86%	4	17	5	26
Alabama	1,270	90%	7	2	1	10
Pennsylvania	1,203	89%	7	3	1	11
Rhode Island	1,147	83%	1	2	6	9
Missouri	1,083	89%	2	—	3	5
Indiana	1,080	79%	4	8	1	13
Connecticut	977	68%	2	6	2	10
Kentucky	895	80%	1	2	3	6
Minnesota	836	78%	2	12	2	16
Wisconsin	812	86%	6	7	3	16
New Mexico	792	68%	2	1	4	7
Mississippi	644	83%	5	3	—	8
Maryland	614	88%	2	2	3	7
Louisiana	609	85%	6	1	—	7
Idaho	605	88%	7	1	—	8
Nevada	604	87%	4	2	1	7
Arkansas	494	92%	4	—	1	5
Nebraska	455	84%	—	—	5	5
Utah	368	78%	—	1	3	4
Montana	238	94%	1	1	1	3
West Virginia	220	97%	1	1	—	2
Delaware	199	83%	2	1	—	3
Wyoming	113	86%	—	1	1	2
Iowa	106	65%	—	—	1	1
Vermont	101	99%	1	—	—	1
New Hampshire	90	90%	1	—	—	1
North Dakota	85	73%	—	1	—	1
Total	100,582	85%	360	434	229	1,023

Corporate Offices

Our main corporate offices are leased, including our 143,065 square foot headquarters facility in Brentwood, Tennessee (a suburb of Nashville) and our 184,122 square foot shared service facility in Milwaukee, Wisconsin. We also lease smaller regional support offices in Chicago and Tampa.

Item 3.	Legal Proceedings.

The information contained in Note 18 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

	Fiscal 2017
	High	Low
First Quarter	$16.31	$11.69
Second Quarter	$15.66	$12.55
Third Quarter	$14.92	$10.57
Fourth Quarter	$11.09	$8.78

	Fiscal 2016
	High	Low
First Quarter	$19.71	$11.28
Second Quarter	$19.42	$14.43
Third Quarter	$18.62	$14.75
Fourth Quarter	$17.70	$10.65

The closing sale price of our common stock as reported on the NYSE on February 20, 2018 was $8.90 per share. As of that date, there were approximately 367 holders of record of our common stock.

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

Share Price Performance Graph

The following graph compares the five-year cumulative total return for Brookdale common stock with the comparable cumulative return of the S&P 500 index and the S&P Health Care Index.  The graph assumes that a person invested $100 in Brookdale stock and each of the indices on December 31, 2012 and that dividends are reinvested.  The comparisons in this graph are not intended to forecast or be indicative of possible future performance of Brookdale shares or such indices.

	12/12	12/13	12/14	12/15	12/16	12/17
Brookdale Senior Living Inc.	100.00	107.35	144.83	72.91	49.05	38.31
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Health Care	100.00	141.46	177.30	189.52	184.42	225.13

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our common stock made during the quarter ended December 31, 2017 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
10/1/2017 - 10/31/2017	—	—	—	90,360
11/1/2017 - 11/30/2017	16,331	10.42	—	90,360
12/1/2017 - 12/31/2017	4,907	10.52	—	90,360
Total	21,238	10.44	—

(1)
Shares purchased include shares withheld to satisfy tax liabilities due upon the vesting of restricted stock: November 2017—16,331 shares; and December 2017—4,907 shares.  The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a new share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. No shares were purchased pursuant to the repurchase program during the quarter ended December 31, 2017, and approximately $90.4 million remained available under the repurchase program as of December 31, 2017.

Item 6.	Selected Financial Data.

This selected financial data should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data." Our historical statement of operations data and balance sheet data as of and for each of the years in the five-year period ended December 31, 2017 have been derived from our audited financial statements.  The results of operations for any particular period are not necessarily indicative of results for any future period.

Our results reflect our acquisition through merger of Emeritus Corporation subsequent to July 31, 2014, the closing date of the transaction.  At the closing of the transaction, the size of our consolidated portfolio increased by 493 communities (44,349 units). On August 29, 2014, we completed several transactions with HCP, including our entering into an unconsolidated venture (the "CCRC Venture") with HCP in which we obtained a 51% ownership interest and to which we contributed all but two of our legacy Brookdale entry fee CCRCs, our entering into an unconsolidated venture (the "HCP 49 Venture") with HCP in which we obtained a 20% ownership interest and to which HCP contributed 49 communities leased and historically operated by Emeritus, and our amending and restating the terms of certain existing triple-net leases between us and HCP (including those acquired in the Emeritus merger).  Our results reflect our previously existing ownership, lease and/or management interests through August 29, 2014, and reflect our venture and management interests and amended lease terms subsequent to such date.
We completed dispositions, through sales and lease terminations, of 108 communities (10,325 units) and 57 communities (4,039 units) during the years ended December 31, 2017 and 2016, respectively. See Note 4 to the consolidated financial statements for more information regarding our disposition activity.
During the year ended December 31, 2017, we recorded $409.8 million of non-cash impairment charges. The impairment charges included $205.0 million of goodwill within the Assisted Living segment, $164.4 million of property, plant and equipment and leasehold intangibles for certain communities, $25.8 million related to investments in unconsolidated ventures, and $14.6 million of intangible assets for health care licenses within the Brookdale Ancillary Services segment. During the year ended December 31, 2016, we recorded impairment charges of $248.5 million, primarily for property, plant and equipment and leasehold intangibles for certain communities. See Note 5 to the consolidated financial statements for more information regarding our impairment charges.

(dollars in thousands, except per share and other operating data)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Total revenue	$4,747,116	$4,976,980	$4,960,608	$3,831,706	$2,891,966
Facility operating expense	2,602,155	2,799,402	2,788,862	2,210,368	1,671,945
General and administrative expense	255,446	313,409	370,579	280,267	180,627
Transaction costs	22,573	3,990	8,252	66,949	3,921
Facility lease expense	339,721	373,635	367,574	323,830	276,729
Depreciation and amortization	482,077	520,402	733,165	537,035	268,757
Goodwill and asset impairment	409,782	248,515	57,941	9,992	12,891
Loss on facility lease termination	14,276	11,113	76,143	—	—
Costs incurred on behalf of managed communities	891,131	737,597	723,298	488,170	345,808
Total operating expense	5,017,161	5,008,063	5,125,814	3,916,611	2,760,678
Income (loss) from operations	(270,045)	(31,083)	(165,206)	(84,905)	131,288
Interest income	4,623	2,933	1,603	1,343	1,339
Interest expense	(326,154)	(385,617)	(388,764)	(248,188)	(137,399)
Debt modification and extinguishment costs	(12,409)	(9,170)	(7,020)	(6,387)	(1,265)
Equity in earnings (loss) earnings of unconsolidated ventures	(14,827)	1,660	(804)	171	1,484
Gain on sale of assets, net	19,273	7,218	1,270	446	972
Other non-operating income	11,418	14,801	8,557	6,789	1,753
Loss before income taxes	(588,121)	(399,258)	(550,364)	(330,731)	(1,828)
Benefit (provision) for income taxes	16,515	(5,378)	92,209	181,305	(1,756)
Net income (loss)	(571,606)	(404,636)	(458,155)	(149,426)	(3,584)
Net (income) loss attributable to noncontrolling interest	187	239	678	436	—
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(571,419)	$(404,397)	$(457,477)	$(148,990)	$(3,584)
Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(3.07)	$(2.18)	$(2.48)	$(1.01)	$(0.03)
Weighted average shares of common stock used in computing basic and diluted net income (loss) per share	186,155	185,653	184,333	148,185	123,671
Other Operating Data:
Total number of communities (at end of period)	1,023	1,055	1,123	1,143	649
Total units operated (1)
Period end	100,582	102,768	107,786	110,219	66,832
Weighted average	101,779	106,122	109,342	84,299	66,173
RevPAR (2)	$3,890	$3,845	$3,742	$2,663	$3,372
Owned/leased communities occupancy rate (weighted average)	85.0%	86.0%	86.8%	88.3%	88.7%
RevPOR (3)	$4,578	$4,468	$4,310	$4,357	$4,383

	As of December 31,
(in millions)	2017	2016	2015	2014	2013
Cash and cash equivalents	$222.6	$216.4	$88.0	$104.1	$58.5
Marketable securities	$291.8	$—	$—	$—	$—
Total assets	$7,675.4	$9,217.7	$10,048.6	$10,417.5	$4,695.6
Total long-term debt and line of credit	$3,870.7	$3,559.6	$3,942.8	$3,597.0	$2,342.3
Total capital and financing lease obligations	$1,271.6	$2,485.5	$2,489.6	$2,649.2	$299.8
Total equity	$1,530.3	$2,077.7	$2,458.7	$2,882.2	$1,020.9

(1)	Weighted average units operated represents the average units operated during the period.

(2)
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

(3)
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

This discussion and analysis should be read in conjunction with the information contained in "Item 6. Selected Financial Data" and our historical consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data." In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Please see additional risks and uncertainties described in "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" for more information. Factors that could cause such differences include those described in this section and "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Executive Overview and Recent Developments

As of December 31, 2017, we are the largest operator of senior living communities in the United States based on total capacity, with 1,023 communities in 46 states and the ability to serve approximately 101,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry.  We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through our ancillary services programs, we also offer a range of home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

As of December 31, 2017, we owned or leased 794 communities (66,641 units) and provided management services with respect to 229 communities (33,941 units) for third parties or unconsolidated ventures in which we have an ownership interest. As of December 31, 2017, we operated 129 retirement center communities (24,476 units), 822 assisted living communities (56,718 units) and 72 CCRCs (19,388 units).  The majority of our units are located in campus settings or communities containing multiple services, including CCRCs.  As of December 31, 2017, our ancillary services platform included networks in 28 states with the ability to provide home health services to 63.7% of our units, hospice services to 21.7% of our units, and outpatient therapy to 17.0% of our units.  During the year ended December 31, 2017, we generated 82.1% of our resident fee revenues from private pay customers and 15.2% from government reimbursement programs (primarily Medicare). For the year ended December 31, 2017, 39.5% of our resident and management fee revenues were generated from owned communities, 46.9% from leased communities, 11.6% from our ancillary services business and 2.0% from communities we operate on behalf of third parties or unconsolidated ventures.

We believe that we operate in the most attractive sectors of the senior living industry, and our goal is to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer. Our community and service offerings combine housing, health care, hospitality, and ancillary services. Our senior living communities offer residents a supportive home-like setting, assistance with activities of daily living (ADL) such as eating, bathing, dressing, toileting and transferring/walking and, in certain communities, licensed skilled nursing services. We also provide ancillary services, including home health, hospice and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities. By providing residents with a range of service options as their needs change, we provide greater continuity of care, enabling seniors to "age-in-place," which we believe enables them to maintain residency with us for a longer period of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives. With our platform of a range of community and service offerings, we believe that we are positioned to take advantage of favorable demographic trends over time.

Leadership and Our Strategy

On February 22, 2018, we announced that Lucinda M. Baier, our Chief Financial Officer, has been appointed as our President and Chief Executive Officer and as a member of our Board of Directors effective February 28, 2018, at which time T. Andrew Smith will step down from such roles. We further announced that Bryan Richardson, our Executive Vice President and Chief Administrative Officer, will leave his employment effective March 9, 2018. Ms. Baier will continue to serve as our principal financial officer while we conduct a search for her replacement, and we do not currently intend to replace Mr. Richardson’s position.

For 2018, we have re-evaluated and redefined our strategic priorities, which are now focused on our three primary stakeholders: our stockholders, our associates, and, always at our foundation, our residents, patients and their families. Through our redefined strategy, we intend to provide attractive long-term returns to our stockholders; attract, engage, develop and retain the best associates; and continue to earn the trust and endorsements of our residents, patients and their families.

•
Stockholders. Our stockholders’ continued investment in us allows us to advance our mission to our residents and their families. Therefore we believe we must balance our mission with an emphasis on margin. With this strategic priority, we intend to take actions to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA and Adjusted Free Cash Flow.

•
Associates. Brookdale’s culture is based on servant leadership, and our associates are the key to attracting and caring for residents and creating value for all of our stakeholders. Through this strategic priority, we intend to create a compelling value proposition for our associates in the areas of compensation, leadership, career growth and meaningful work. In 2017, we took the first corrective steps by investing in community leaders, and in 2018 we plan to extend this plan deeper in the communities.

•
Residents, Patients and Their Families. Brookdale continues to be driven by its mission—to enrich the lives of those we serve with compassion, respect, excellence and integrity—and we believe this continued focus is essential to create value for all of our stakeholders. This strategic priority includes enhancing our organizational alignment to foster an environment where our associates can focus on providing valued, high quality care and personalized service. We intend to win locally through our targeted sales and marketing efforts by differentiating our community and service offerings based on quality, a portfolio of choices, and personalized service delivered by caring associates.

We believe that our successful execution on these strategic priorities will allow us to achieve our goal to be the first choice in senior living by being the nation’s most trusted and effective senior living provider and employer.

As part of our redefined strategy, we plan to continue to evaluate and, where opportunities arise, pursue lease restructurings, development and acquisition opportunities, including selectively acquiring existing operating companies, senior living communities, and ancillary services companies. Any such restructurings or acquisitions may be pursued on our own, or through investments in ventures. In addition, we intend to continue to evaluate our owned and leased community portfolios for opportunities to dispose of owned communities and terminate leases. We plan to market in 2018 and sell approximately 30 owned communities (in addition to assets held for sale as of December 31, 2017), which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs.

2016 - 2017 Portfolio Optimization Update

During 2016 and 2017, we engaged in an initiative to optimize our community portfolio through disposing of owned and leased communities, restructuring leases, and investing in our Program Max initiative in order to simplify and streamline our business, to increase the quality and durability of our cash flow, to improve our liquidity, and to reduce our debt and lease leverage. During the period from January 1, 2016 through December 31, 2017, we completed dispositions, through sales and lease terminations, of 165 communities. During 2017, we also amended and restated triple-net leases covering substantially all of the communities we lease from HCP, Inc. (“HCP”) into a master lease and invested $8.8 million on Program Max projects, net of $8.1 million of third party lessor reimbursements.

During 2018, we expect to close on the dispositions of 15 owned communities (1,508 units) classified as held for sale as of December 31, 2017, the terminations of our triple-net leases on 33 communities (3,123 units), the terminations of management agreements on 37 communities (5,522 units), and our acquisitions of six communities that we currently lease or manage (995 units). In addition, we plan to market in 2018 and sell approximately 30 owned communities.

The closings of the expected sales of assets are subject (where applicable) to our successful marketing of such assets on terms acceptable to us. Further, the closings of the various pending transactions and expected sales of assets are, or will be, subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

A summary of the foregoing completed and pending transactions (other than our planned marketing and sale of approximately 30 owned communities), and their impact on our results of operations, are below.

Summary of Impact of Dispositions

The following table sets forth, for the periods indicated, the amounts included within our consolidated financial data for the 165 communities that we disposed through sales and lease terminations for the years ended December 31, 2017 and 2016 through the respective disposition dates:

	Year Ended December 31, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$654,196	$26,519	$627,677
Assisted Living	2,210,688	97,889	2,112,799
CCRCs-Rental	468,994	48,148	420,846
Senior housing resident fees	3,333,878	172,556	3,161,322
Facility operating expense
Retirement Centers	382,779	17,859	364,920
Assisted Living	1,461,630	76,258	1,385,372
CCRCs-Rental	362,832	40,920	321,912
Senior housing facility operating expense	2,207,241	135,037	2,072,204
Cash lease payments	$552,903	$39,338	$513,565

	Year Ended December 31, 2016
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$679,503	$63,761	$615,742
Assisted Living	2,419,459	310,258	2,109,201
CCRCs-Rental	592,826	169,297	423,529
Senior housing resident fees	3,691,788	543,316	3,148,472
Facility operating expense
Retirement Centers	384,973	40,056	344,917
Assisted Living	1,542,642	231,373	1,311,269
CCRCs-Rental	459,417	141,653	317,764
Senior housing facility operating expense	2,387,032	413,082	1,973,950
Cash lease payments	$622,886	$131,363	$491,523

The following table sets forth the number of communities and units disposed of during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Number of communities
Retirement Centers	10	2
Assisted Living	86	52
CCRCs-Rental	12	3
Total	108	57
Total units
Retirement Centers	2,078	206
Assisted Living	5,858	2,954
CCRCs-Rental	2,389	879
Total	10,325	4,039

The results of operations of the 33 communities for which lease terminations are expected to close in 2018 and of the 15 communities held for sale as of December 31, 2017 are reported in the following segments within the consolidated financial statements: Assisted Living (39 communities; 3,229 units), Retirement Centers (five communities; 783 units), and CCRCs-Rental (four communities; 619 units). The following table sets forth the amounts included within our consolidated financial data for these 48 communities for the year ended December 31, 2017:

(in thousands)	Amounts Attributable to Planned Dispositions
Resident fees
Retirement Centers	$28,948
Assisted Living	136,796
CCRCs - Rental	27,627
Senior housing resident fees	193,371
Facility operating expense
Retirement Centers	17,980
Assisted Living	92,575
CCRCs-Rental	27,816
Senior housing facility operating expense	138,371
Cash lease payments	$48,311

2017 HCP Agreements

On November 2, 2017, we announced that we had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, we entered into an Amended and Restated Master Lease and Security Agreement (“Master Lease”) with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease. We and HCP amended and restated triple-net leases covering substantially all of the communities we leased from HCP as of November 1, 2017 into the Master Lease. We will acquire two communities (208 units) for an aggregate purchase price of $35.4 million, upon which time the two communities will be removed from the Master Lease. In addition, 33 communities (3,123 units) will be removed from the Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, we will continue to operate the foregoing 33 communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to such 35 communities, we continue to lease 43 communities pursuant to the terms of the Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, we received a $2.5 million annual rent reduction for two communities. The Master Lease also provides that we may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part agreement, HCP agreed to acquire our 10% ownership interest in two of our existing unconsolidated ventures with HCP for $94.7 million. We provided management services to 59 communities (9,585 units) on behalf of the two unconsolidated ventures as of November 1, 2017. We will acquire four of such communities (787 units) for an aggregate purchase price of $239.5 million and will retain management of 18 of such communities (3,276 units). The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities (5,522 units).

We expect to fund our acquisition of the six communities with the proceeds from the sale of our unconsolidated venture interests, cash on hand, non-recourse mortgage financing on the acquired communities and refinancing of certain other communities.

During December 2017, HCP completed its acquisition of our ownership interest in one of the unconsolidated ventures. In January 2018, we completed the acquisition of one community from HCP. We expect the disposition of our ownership interest in the second unconsolidated venture and our acquisition of the remaining five communities to occur during the next three months, and expect the terminations of our triple-net leases on 33 communities and management agreements on 37 communities to occur in stages throughout 2018.

As a result of such transactions, during 2017 we recognized a $7.2 million gain on sale upon completion of our sale of our ownership interest in one of the unconsolidated ventures, reduced our lease liabilities by $9.7 million, recognized a $9.7 million deferred revenue liability, and reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million. The terminations of our triple-net lease obligations for 33 communities in 2018 may result in our recording a gain in fiscal 2018, primarily for 20 communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement for accounting purposes. See Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

2016 HCP Agreements

On November 1, 2016, we announced that we had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities that we leased from HCP, four of which were contributed to an existing unconsolidated venture in which we hold an equity interest and 64 of which were acquired by the Blackstone Venture described below. In addition to the formation of the Blackstone Venture, the transactions included the following components with respect to 33 communities:

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

•
We and HCP agreed to terminate triple-net leases with respect to 25 communities (2,031 units). During the year ended December 31, 2017, our triple-net lease obligations with respect to such communities were terminated. Following such terminations we continue to operate certain of these communities on an interim basis, and such communities are reported in the Management Services segment from and after termination of such triple-net lease obligations.

As a result of such transactions, during 2017 we derecognized the $145.3 million carrying value of the assets under financing leases and the $156.7 million carrying value of financing lease obligations for 21 communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement for accounting purposes, and recorded an $11.4 million gain on sale of assets. See Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

Formation of Venture with Blackstone during 2017

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point we will manage the communities. Two of the communities are managed by a third party for the venture. As a result of such transactions, during 2017 we recorded a $19.7 million charge within goodwill and asset impairment expense and recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against our federal and state net operating loss carryforwards and tax credits as we expect these carryforwards and credits will not be utilized prior to expiration. See Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

Dispositions of Owned Communities and Other Lease Terminations during 2017

During the year ended December 31, 2017, we completed the sale of three communities (311 units) for net cash proceeds of $8.2 million, and we terminated leases for 17 communities (2,076 units) otherwise than in connection with the transactions with HCP and Blackstone described above. As a result of such lease terminations, during 2017 we recognized $14.3 million of net loss on facility lease termination, primarily from the write-off of assets subject to terminated lease agreements. See Note 4 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

Assets Held for Sale as of December 31, 2017

As of December 31, 2017, $106.4 million was recorded as assets held for sale and $30.1 million of mortgage debt was included in the current portion of long-term debt within the consolidated balance sheet with respect to the 15 communities held for sale as of such date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 15 communities are reported in the following segments within the consolidated financial statements: Assisted Living (12 communities; 1,050 units) and CCRCs-Rental (three communities; 458 units). The 15 communities had resident fee revenue of $49.5 million and $51.5 million and facility operating expenses of $43.8 million and $44.6 million for the years ended December 31, 2017 and 2016, respectively.

Program Max Initiative

During fiscal 2017, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the year ended December 31, 2017, we invested $8.8 million on Program Max projects, net of $8.1 million of third party lessor reimbursements, which included the completion of six expansion or conversion projects which resulted in 103 additional units. We currently have 11 Program Max projects that have been approved, most of which have begun construction and are expected to generate 70 net new units.

Liquidity

During year ended December 31, 2017, we increased our liquidity position by $288.6 million to $872.6 million as of December 31, 2017 compared to $584.0 million as of December 31, 2016.  Total liquidity of $872.6 million as of December 31, 2017 included $222.6 million of unrestricted cash and cash equivalents (excluding cash and escrow deposits-restricted and lease security deposits of $103.2 million in the aggregate), $291.8 million of marketable securities, and $358.2 million of availability on our secured credit facility. During the year ended December 31, 2017, we obtained $430.4 million of net proceeds from non-recourse mortgage financing and refinancing transactions.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax (AMT) and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company's consolidated statement of operations for the tax year ended December 31, 2017 reflects a benefit of $114.7 million related to the impact of the Tax Act. Reasonable estimates for our state and local provision were made based on our analysis of tax reform. These provisional amounts may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect our provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state and local income tax returns, state and local net operating losses and corresponding valuation allowances. See Note 16 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding the tax act.

Competitive Developments

During 2016 and 2017, we experienced an elevated rate of new openings, with significant new competition opening in several of our markets, which adversely affected our occupancy, revenues, and results of operations. We continue to address such competition through pricing initiatives based on the competitive market, current in-place rents and occupancy; focusing on operations, including ensuring high customer satisfaction, protecting key leadership positions and actively engaging district and regional management in community operations; local and national marketing efforts, including leveraging our industry leading name through enhanced digital, direct mail and local community outreach; and community segmentation through which we evaluate current community position relative to competition and reposition if necessary (e.g., price, services, amenities and programming). We expect the elevated rate of new openings and pressures on our occupancy and rate growth to continue through 2018.

Summary of Operating Results

The table below presents a summary of our operating results and certain other financial metrics for the years ended December 31, 2017 and 2016 and the amount and percentage of increase or decrease of each applicable item.

	Years Ended December 31,		Increase (Decrease)
(in millions)	2017	2016	Amount	Percent
Total revenues	$4,747.1	$4,977.0	$(229.9)	(4.6)%
Facility operating expense	$2,602.2	$2,799.4	$(197.2)	(7.0)%
Net income (loss)	$(571.6)	$(404.6)	$167.0	41.3%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(571.4)	$(404.4)	$167.0	41.3%
Adjusted EBITDA(1)	$638.6	$770.8	$(132.2)	(17.2)%
Net cash provided by operating activities	$366.7	$365.7	$1.0	0.3%
Adjusted Free Cash Flow(1)	$97.6	$153.8	$(56.2)	(36.5)%

(1)
Adjusted EBITDA and Adjusted Free Cash Flow are non-GAAP financial measures we use to assess our operating performance and liquidity. We changed our definition and calculation of Adjusted EBITDA when we reported results for the second quarter of 2016. Prior period amounts of Adjusted EBITDA included in this Annual Report on Form 10-K have been recast to conform to the new definition. See "Non-GAAP Financial Measures" below for important information regarding both measures, including a description of the changes to the definition of Adjusted EBITDA.

During 2017, total revenues were $4.7 billion, a decrease of $229.9 million, or 4.6%, over our total revenues for the prior year. Resident fees for 2017 decreased $388.5 million, or 9.3%, from the prior year. Management fees increased $5.1 million, or 7.2%, from the prior year, and reimbursed costs incurred on behalf of managed communities increased $153.5 million, or 20.8%. The decrease in resident fees during 2017 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year.  The decrease in resident fees was partially offset by a 2.5% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year.

During 2017, facility operating expenses were $2.6 billion, a decrease of $197.2 million, or 7.0%, as compared to the prior year.  The decrease in facility operating expenses was primarily due to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year. Facility operating expenses increased $69.1 million, or 3.7%, at the 766 communities we owned or leased during both full years. The increase in facility operating expenses at the communities we operated during both full years was primarily due to an increase in salaries and wages arising from wage rate increases and an increase in insurance expense related to positive changes in the estimates of general liability and professional liability and workers compensation expenses in the year ended December 31, 2016.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the year ended December 31, 2017 was $(571.4) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of $(404.4) million for the prior year.  Net income (loss) for the year was $(571.6) million, an increase of 41.3% compared to net income (loss) of $(404.6) million for the prior year.  During the year ended December 31, 2017, our Adjusted EBITDA decreased by 17.2% when compared to the year ended December 31, 2016.  Adjusted EBITDA includes transaction and strategic project costs of $25.4 million for the year ended December 31, 2017 and integration, transaction, transaction-related and strategic project costs of $54.2 million for the year ended December 31, 2016.

During the year ended December 31, 2017, net cash provided by operating activities increased 0.3% to $366.7 million over our net cash provided by operating activities for the year ended December 31, 2016.  During the year ended December 31, 2017, our Adjusted Free Cash Flow was $97.6 million, a decrease of 36.5% when compared to the year ended December 31, 2016.

Consolidated Results of Operations

Comparison of Year Ended December 31, 2017 and 2016

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

As of December 31, 2017 our total operations included 1,023 communities with a capacity to serve approximately 101,000 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$654,196	$679,503	$(25,307)	(3.7)%
Assisted Living	2,210,688	2,419,459	(208,771)	(8.6)%
CCRCs-Rental	468,994	592,826	(123,832)	(20.9)%
Brookdale Ancillary Services	446,262	476,833	(30,571)	(6.4)%
Total resident fees	3,780,140	4,168,621	(388,481)	(9.3)%
Management services (1)	966,976	808,359	158,617	19.6%
Total revenue	4,747,116	4,976,980	(229,864)	(4.6)%
Expense
Facility operating expense
Retirement Centers	382,779	384,973	(2,194)	(0.6)%
Assisted Living	1,461,630	1,542,642	(81,012)	(5.3)%
CCRCs-Rental	362,832	459,417	(96,585)	(21.0)%
Brookdale Ancillary Services	394,914	412,370	(17,456)	(4.2)%
Total facility operating expense	2,602,155	2,799,402	(197,247)	(7.0)%
General and administrative expense	255,446	313,409	(57,963)	(18.5)%
Transaction costs	22,573	3,990	18,583	NM
Facility lease expense	339,721	373,635	(33,914)	(9.1)%
Depreciation and amortization	482,077	520,402	(38,325)	(7.4)%
Goodwill and asset impairment	409,782	248,515	161,267	64.9%
Loss on facility lease termination	14,276	11,113	3,163	28.5%
Costs incurred on behalf of managed communities	891,131	737,597	153,534	20.8%
Total operating expense	5,017,161	5,008,063	9,098	0.2%
Income (loss) from operations	(270,045)	(31,083)	(238,962)	NM
Interest income	4,623	2,933	1,690	57.6%
Interest expense	(326,154)	(385,617)	(59,463)	(15.4)%
Debt modification and extinguishment costs	(12,409)	(9,170)	3,239	35.3%
Equity in earnings (loss) of unconsolidated ventures	(14,827)	1,660	(16,487)	NM
Gain on sale of assets, net	19,273	7,218	12,055	167.0%
Other non-operating income	11,418	14,801	(3,383)	(22.9)%
Income (loss) before income taxes	(588,121)	(399,258)	188,863	47.3%
Benefit (provision) for income taxes	16,515	(5,378)	21,893	NM
Net income (loss)	(571,606)	(404,636)	166,970	41.3%
Net (income) loss attributable to noncontrolling interest	187	239	(52)	(21.8)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(571,419)	$(404,397)	$167,022	41.3%

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities operated (period end)	1,023	1,055	(32)	(3.0)%
Total units operated (2)
Period end	100,582	102,768	(2,186)	(2.1)%
Weighted average	101,779	106,122	(4,343)	(4.1)%
Owned/leased communities units (2)
Period end	66,641	77,135	(10,494)	(13.6)%
Weighted average	71,365	79,932	(8,567)	(10.7)%
Total RevPAR (3)	$4,411	$4,342	$69	1.6%
RevPAR (4)	$3,890	$3,845	45	1.2%
Owned/leased communities occupancy rate (weighted average)	85.0%	86.0%	(1.0)%	(1.2)%
RevPOR (5)	$4,578	$4,468	$110	2.5%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	84	93	(9)	(9.7)%
Total units (2)
Period end	15,042	17,017	(1,975)	(11.6)%
Weighted average	16,124	17,103	(979)	(5.7)%
RevPAR (4)	3,381	3,311	70	2.1%
Occupancy rate (weighted average)	87.7%	89.0%	(1.3)%	(1.5)%
RevPOR (5)	$3,854	$3,720	$134	3.6%
Assisted Living
Number of communities (period end)	682	768	(86)	(11.2)%
Total units (2)
Period end	44,773	50,682	(5,909)	(11.7)%
Weighted average	47,523	52,777	(5,254)	(10.0)%
RevPAR (4)	3,877	3,820	57	1.5%
Occupancy rate (weighted average)	84.3%	85.5%	(1.2)%	(1.4)%
RevPOR (5)	$4,597	$4,468	$129	2.9%
CCRCs-Rental
Number of communities (period end)	28	41	(13)	(31.7)%
Total units (2)
Period end	6,826	9,436	(2,610)	(27.7)%
Weighted average	7,718	10,052	(2,334)	(23.2)%
RevPAR (4)	5,032	4,880	152	3.1%
Occupancy rate (weighted average)	83.1%	83.8%	(0.7)%	(0.8)%
RevPOR (5)	$6,059	$5,824	$235	4.0%
Management Services
Number of communities (period end)	229	153	76	49.7%
Total units (2)
Period end	33,941	25,633	8,308	32.4%
Weighted average	30,414	26,190	4,224	16.1%
Occupancy rate (weighted average)	85.0%	87.0%	(2.0)%	(2.3)%

Brookdale Ancillary Services
Home Health average daily census	15,092	15,067	25	0.2%
Hospice average daily census	1,096	767	329	42.9%
Outpatient Therapy treatment codes	744,924	1,713,733	(968,809)	(56.5)%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

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

Resident Fees

Resident fee revenue decreased $388.5 million, or 9.3%, compared to the prior year primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year. Weighted average occupancy decreased 130 basis points at the 766 communities we owned or leased during both full periods, which reflects the impact of new competition in our markets.  Additionally, Brookdale Ancillary Services segment revenue decreased $30.6 million, or 6.4%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. The 165 communities disposed of subsequent to the beginning of the prior year (including the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $172.6 million of revenue during the current year period compared to $543.3 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 2.5% increase in RevPOR. Total RevPAR for the consolidated portfolio also increased by 1.6% compared to the prior year.

Retirement Centers segment revenue decreased $25.3 million, or 3.7%, primarily due to the impact of dispositions of 12 communities since the beginning of the prior year, which generated $26.5 million of revenue during the current year compared to $63.8 million of revenue in the prior year. Retirement Centers segment revenue at the communities we operated during both full years was $571.7 million during the current year, an increase of $2.2 million, or 0.4%, over the prior year, primarily due to a 1.8% increase in RevPOR at these communities, partially offset by a 120 basis point decrease in weighted average occupancy at these communities.

Assisted Living segment revenue decreased $208.8 million, or 8.6%, primarily due to the impact of dispositions of 138 communities since the beginning of the prior year, which generated $97.9 million of revenue during the current year compared to $310.3 million of revenue in the prior year. Assisted Living segment revenue at the communities we operated during both full years was $2,043.8 million during the current year, a decrease of $0.9 million over the prior year, primarily due to a 140 basis point decrease in weighted average occupancy at these communities, partially offset by a 1.8% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $123.8 million, or 20.9%, primarily due to the impact of dispositions of 15 communities since the beginning of the prior year, which generated $48.1 million of revenue during the current year period compared to $169.3 million of revenue in the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full years was $368.2 million during the current year, an increase of $4.9 million, or 1.4%, over the prior year, primarily due to a 1.7%

increase in RevPOR at these communities, partially offset by a 30 basis point decrease in weighted average occupancy at these communities.

Brookdale Ancillary Services segment revenue decreased $30.6 million, or 6.4%, primarily due to a decrease in volume for outpatient therapy services and a decrease in reimbursement rates for home health services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.  These decreases we partially offset by an increase in volume for hospice services. Despite an increase over the prior year period, our home health average daily census was negatively impacted by interruptions to service by Hurricane Irma in Florida. For home health in 2017, CMS implemented a net 0.7% reimbursement reduction, consisting of a 2.8% market basket inflation increase, less a 0.3% productivity reduction, a 2.3% rebasing adjustment, and a 0.9% reduction to account for industry wide case-mix growth. As a result, our home health reimbursement was reduced by approximately 3.2% compared to the prior year period. For home health in 2018, CMS has implemented a net 0.4% reimbursement reduction, consisting of a 1.0% market basket inflation increase, less a 0.9% reduction to account for industry wide case-mix growth, and the sunset of the rural add-on provision. As a result, we expect our home health reimbursement to be reduced by approximately 0.8% in 2018 compared to 2017.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $158.6 million, or 19.6%, over the prior year primarily due to our entry into management agreements with the Blackstone Venture. Management fees of $75.8 million for 2017 include $5.6 million of management fees attributable to communities for which our management agreements were terminated in 2017 and $13.6 million of management fees attributable to communities for which we expect the terminations of our management agreement to occur in stages throughout 2018.

Facility Operating Expense

Facility operating expense decreased $197.2 million, or 7.0%, over the prior year. Facility operating expense in the current year includes $7.3 million of costs related to our response to Hurricanes Harvey and Irma. The decrease in facility operating expense is primarily due to disposition activity, through sales and lease terminations, of 165 communities since the beginning of the prior year period, which incurred $135.0 million of facility operating expenses during the current year compared to $413.1 million of facility operating expenses in the prior year. Additionally, Brookdale Ancillary Services segment facility operating expenses decreased $17.5 million, or 4.2%, primarily due to a decrease in volume for outpatient therapy services. These decreases were partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full years and a $23.3 million increase in insurance expense related to positive changes in the prior year to estimates in general liability and professional liability and workers compensation expenses.

Retirement Centers segment facility operating expenses decreased $2.2 million, or 0.6%, primarily driven by the impact of dispositions of 12 communities since the beginning of the prior year, which incurred $17.9 million of facility operating expenses during the current year compared to $40.1 million of facility operating expenses in the prior year. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases. Retirement Centers segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full years were $327.8 million, an increase of $11.0 million, or 3.5%, over the prior year.

Assisted Living segment facility operating expenses decreased $81.0 million, or 5.3%, primarily driven by the impact of dispositions of 138 communities since the beginning of the prior year, which incurred $76.3 million of facility operating expenses in the current year compared to $231.4 million of facility operating expenses in the prior year. This decrease was partially offset by an increase in salaries and wages arising from wage rate increases at the communities we operated during both full years and a $21.0 million increase in insurance expense related to positive changes in the prior year to estimates in general liability and professional liability and workers compensation expenses. Assisted Living segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full years were $1,330.2 million, an increase of $54.9 million, or 4.3%, over the prior year.

CCRCs-Rental segment facility operating expenses decreased $96.6 million, or 21.0%, primarily driven by the impact of dispositions of 15 communities since the beginning of the prior year, which incurred $40.9 million of facility operating expenses in the current year compared to $141.7 million of facility operating expenses in the prior year. CCRCs-Rental segment facility operating expenses, excluding costs related to hurricanes, at the communities we operated during both full periods were $280.2 million, an increase of $3.2 million, or 1.2%, over the prior year.

Brookdale Ancillary Services segment operating expenses decreased $17.5 million, or 4.2%, primarily due to a decrease in volume for outpatient therapy services. During the three months ended December 31, 2016, we significantly reduced the number of outpatient therapy clinics located in our communities as lower reimbursement rates and lower utilization made the business less attractive.

General and Administrative Expense

General and administrative expense decreased $58.0 million, or 18.5%, over the prior year primarily due to a $47.4 million decrease in integration, transaction-related and strategic project costs. Strategic project costs were $2.8 million during the current year compared to integration, transaction-related and strategic project costs of $50.2 million in the prior year. Integration costs for 2016 include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Transaction-related costs for 2016 include third-party costs directly related to acquisition and disposition activity, community financing and leasing activity and corporate capital structure assessment activities (including stockholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Strategic project costs for 2016 include costs associated with strategic projects related to refining our strategy, building out enterprise-wide capabilities (including EMR roll-out projects) and reducing costs and achieving synergies by capitalizing on scale. Additionally, a reduction in corporate associate headcount resulted in decreased salaries and wage expenses in the current year.

Transaction Costs

Transaction costs increased $18.6 million.  Transaction costs in the current year were primarily direct costs related to the formation of the Blackstone Venture and our assessment of options and alternatives to enhance stockholder value. Transaction costs in the prior year were primarily direct costs related to community disposition activity.

Facility Lease Expense

Facility lease expense decreased $33.9 million, or 9.1%, primarily due to lease termination activity since the beginning of the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased $38.3 million, or 7.4%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the year ended December 31, 2017, we recorded $409.8 million of non-cash impairment charges. The impairment charges included $205.0 million of goodwill within the Assisted Living segment, $164.4 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment, $25.8 million related to investments in unconsolidated ventures, and $14.6 million of intangible assets for health care licenses within the Brookdale Ancillary Services segment.

During the three months ended September 30, 2017, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. As a result, we performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, we utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the quantitative goodwill impairment test, we determined that the carrying amount of our Assisted Living segment exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, we recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living segment for the three months ended September 30, 2017.

During the year ended December 31, 2017, we evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. We compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. As a result, we recorded property, plant and equipment and leasehold intangibles non-cash impairment charges of $164.4 million for the year ended December 31, 2017, including $137.8 million within the Assisted Living segment.

During the year ended December 31, 2017, we identified indicators of impairment for our investments in unconsolidated ventures. We compared the estimated fair value of investments in unconsolidated ventures to their carrying value for these identified investments and recorded a $25.9 million impairment charge for the excess of carrying value over fair value.

Additionally, during the three months ended September 30, 2017, we identified indicators of impairment for our home health care licenses in Florida, including significant underperformance relative to historical and projected operating results, decreases in reimbursement rates from Medicare for home health care services, an increased competitive environment in the home health care industry, and disruption from the impact of Hurricane Irma. We performed an interim quantitative impairment test as of September 30, 2017 on the health care licenses. Based on the results of the quantitative impairment test, we determined that the carrying amount of certain of our home health care licenses in Florida exceeded their estimated fair value by $13.7 million as of September 30, 2017. As a result, we recorded $13.7 million of impairment charges for health care licenses within the Brookdale Ancillary Services segment for the three months ended September 30, 2017.

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

See "Critical Accounting Policies and Estimates" below and Note 5 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about our evaluations of goodwill and other assets for impairment and the related impairment charges.

Loss on Facility Lease Termination

Loss on facility lease termination increased $3.2 million, or 28.5%, primarily due to increased lease termination activity.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $153.5 million, or 20.8%, primarily due to our entry into management agreements with the Blackstone Venture.

Interest Expense

Interest expense decreased by $59.5 million, or 15.4%, primarily due to lease termination activity since the beginning of the prior year.

Equity in Earnings (Loss) of Unconsolidated Ventures

Equity in earnings (loss) of unconsolidated ventures decreased by $16.5 million over the prior year. Equity in loss of unconsolidated ventures of $14.8 million in the current year includes losses for the Blackstone Venture, which was formed subsequent to the prior year, and the impact of additional interest expense incurred as a result of non-recourse mortgage financing obtained by the CCRC Venture subsequent to the prior year period.

Gain on Sale of Assets, Net

Gain on sale of assets, net increased $12.1 million, or 167.0%, primarily due to an $11.4 million gain on sale of assets recognized during the year ended December 31, 2017 for the termination of financing lease obligations for 21 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes.

Other Non-operating Income

Other non-operating income decreased by $3.4 million, or 22.9%, primarily due to decreased insurance recoveries for property losses.

Income Taxes

On December 22, 2017, the President signed into law the Tax Act, a bill reforming the US corporate income tax code which, among other reforms, will reduce our federal corporate tax rate from 35% to 21%. The rate reduction will take effect on January 1, 2018. The carrying value of our deferred tax assets and liabilities is determined by the enacted federal corporate income tax rate. Consequently, any changes in the federal corporate income tax rate will impact the carrying value of our net deferred tax liability position subsequent to the enactment date. Under the new federal corporate income tax rate of 21%, net deferred income tax assets will decrease by $108.1 million and our valuation allowance will decrease by $172.2 million. In addition to the impact of the federal corporate income tax rate, the change in corporate tax law reduces our valuation allowance by an additional $50.6 million. The net effect of the tax reform enactment on our consolidated financial statements was a benefit of $114.7 million which has been reflected in our consolidated statement of operations for the year ended December 31, 2017. Reasonable estimates for our state and local provision were made based on our analysis of tax reform. These provisional amounts may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect our provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state and local income tax returns, state and local net operating losses and corresponding valuation allowances. See Note 16 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding the tax act.

For the year ended December 31, 2017 we recorded an aggregate deferred federal, state and local tax benefit of $15.3 million, which consists of a $148.9 million benefit as a result of the operating loss for the year, which was partially offset by a $110.4 million expense related to revaluation of our net deferred tax assets and liabilities under the Tax Act. Further offsetting the aggregate deferred benefit was an increase in the valuation allowance of $246.0 million before consideration of the Tax Act. The impact of the Tax Act resulted in a reduction of our valuation allowance of $222.8 million, with a $172.2 million reduction due to rate and $50.6 million reduction primarily as a result of the changes anticipated to the use of net operating losses generated after December 31, 2017. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of December 31, 2017 and 2016 was $336.1 million and $264.3 million, respectively, as described in Note 16 to the consolidated financial statements.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the years ended December 31, 2017 and 2016 which are included in provision for income tax for the period. Tax returns for years 2013 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

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

As of December 31, 2016 our total operations included 1,055 communities with a capacity to serve approximately 103,000 residents.

(dollars in thousands, except Total RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$679,503	$657,940	$21,563	3.3%
Assisted Living	2,419,459	2,445,457	(25,998)	(1.1)%
CCRCs-Rental	592,826	604,572	(11,746)	(1.9)%
Brookdale Ancillary Services	476,833	469,158	7,675	1.6%
Total resident fees	4,168,621	4,177,127	(8,506)	(0.2)%
Management services (1)	808,359	783,481	24,878	3.2%
Total revenue	4,976,980	4,960,608	16,372	0.3%
Expense
Facility operating expense
Retirement Centers	384,973	372,683	12,290	3.3%
Assisted Living	1,542,642	1,568,154	(25,512)	(1.6)%
CCRCs-Rental	459,417	454,077	5,340	1.2%
Brookdale Ancillary Services	412,370	393,948	18,422	4.7%
Total facility operating expense	2,799,402	2,788,862	10,540	0.4%
General and administrative expense	313,409	370,579	(57,170)	(15.4)%
Transaction costs	3,990	8,252	(4,262)	(51.6)%
Facility lease expense	373,635	367,574	6,061	1.6%
Depreciation and amortization	520,402	733,165	(212,763)	(29.0)%
Asset impairment	248,515	57,941	190,574	NM
Loss on facility lease termination	11,113	76,143	(65,030)	(85.4)%
Costs incurred on behalf of managed communities	737,597	723,298	14,299	2.0%
Total operating expense	5,008,063	5,125,814	(117,751)	(2.3)%
Income (loss) from operations	(31,083)	(165,206)	(134,123)	(81.2)%
Interest income	2,933	1,603	1,330	83.0%
Interest expense	(385,617)	(388,764)	(3,147)	(0.8)%
Debt modification and extinguishment costs	(9,170)	(7,020)	2,150	30.6%
Equity in earnings (loss) of unconsolidated ventures	1,660	(804)	2,464	NM
Gain on sale of assets, net	7,218	1,270	5,948	NM
Other non-operating income	14,801	8,557	6,244	73.0%
Income (loss) before income taxes	(399,258)	(550,364)	(151,106)	(27.5)%
(Provision) benefit for income taxes	(5,378)	92,209	(97,587)	(105.8)%
Net income (loss)	(404,636)	(458,155)	(53,519)	(11.7)%
Net (income) loss attributable to noncontrolling interest	239	678	(439)	(64.7)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(404,397)	$(457,477)	$(53,080)	(11.6)%

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities operated (period end)	1,055	1,123	(68)	(6.1)%
Total units operated (2)
Period end	102,768	107,786	(5,018)	(4.7)%
Weighted average	106,122	109,342	(3,220)	(2.9)%
Owned/leased communities units (2)
Period end	77,135	80,917	(3,782)	(4.7)%
Weighted average	79,932	82,508	(2,576)	(3.1)%
Total RevPAR (3)	$4,342	$4,216	$126	3.0%
RevPAR (4)	$3,845	$3,742	$103	2.7%
Owned/leased communities occupancy rate (weighted average)	86.0%	86.8%	(0.8)%	(0.9)%
RevPOR (5)	$4,468	$4,310	$158	3.7%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	93	95	(2)	(2.1)%
Total units (2)
Period end	17,017	17,093	(76)	(0.4)%
Weighted average	17,103	17,308	(205)	(1.2)%
RevPAR (4)	3,311	3,168	143	4.5%
Occupancy rate (weighted average)	89.0%	88.8%	0.2%	0.2%
RevPOR (5)	$3,720	$3,570	$150	4.2%
Assisted Living
Number of communities (period end)	768	820	(52)	(6.3)%
Total units (2)
Period end	50,682	53,500	(2,818)	(5.3)%
Weighted average	52,777	54,714	(1,937)	(3.5)%
RevPAR (4)	3,820	3,725	95	2.6%
Occupancy rate (weighted average)	85.5%	86.7%	(1.2)%	(1.4)%
RevPOR (5)	$4,468	$4,297	$171	4.0%
CCRCs-Rental
Number of communities (period end)	41	44	(3)	(6.8)%
Total units (2)
Period end	9,436	10,324	(888)	(8.6)%
Weighted average	10,052	10,486	(434)	(4.1)%
RevPAR (4)	4,880	4,779	101	2.1%
Occupancy rate (weighted average)	83.8%	84.4%	(0.6)%	(0.7)%
RevPOR (5)	$5,824	$5,668	$156	2.8%
Management Services
Number of communities (period end)	153	164	(11)	(6.7)%
Total units (2)
Period end	25,633	26,869	(1,236)	(4.6)%
Weighted average	26,190	26,834	(644)	(2.4)%
Occupancy rate (weighted average)	87.0%	86.0%	1.0%	1.2%

Brookdale Ancillary Services
Home Health average daily census	15,067	13,814	1,253	9.1%
Hospice average daily census	767	474	293	61.8%
Outpatient Therapy treatment codes	1,713,733	2,506,203	(792,470)	(31.6)%

(1)	Management services segment revenue includes management fees and reimbursements for which we are the primary obligor of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

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

Resident Fees

Resident fee revenue decreased $8.5 million, or 0.2%, compared to the prior year primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year and a 130 basis point decrease in occupancy at the 876 communities we owned or leased during both full periods.  The decrease in resident fees was partially offset by a 3.1% increase in RevPOR at these communities compared to the prior year. Total RevPAR for the consolidated portfolio also increased by 3.0% compared to the prior year. The 81 communities disposed of subsequent to the beginning of the prior year generated $126.2 million of revenue during 2016 compared to $202.0 million of revenue in the prior year.

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

CCRCs-Rental segment revenue decreased $11.7 million, or 1.9%, primarily due to the impact of disposition activity since the beginning of the prior year as well as a 110 basis point decrease in occupancy at the communities we operated during both full years. The decrease was partially offset by a 2.2% increase in RevPOR at the communities we operated during both full years. Subsequent to the beginning of the prior year, the Company disposed of four communities, which generated $28.2 million of revenue in 2016 compared to $40.9 million of revenue in the prior year.

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

CCRCs-Rental segment facility operating expenses increased $5.3 million, or 1.2%, primarily driven by increases in salaries and wages due to wage rate increases. Disposition activity since the beginning of the prior year partially offset this increase.  The four communities disposed of subsequent to the beginning of the prior year incurred $23.8 million of facility operating expenses during 2016 compared to $34.7 million of facility operating expenses in the prior year.

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

See "Critical Accounting Policies and Estimates" below and Note 5 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information about our evaluations of goodwill and other assets for impairment and the related impairment charges.

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

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Net cash provided by operating activities	$366,664	$365,732	$932	0.3%
Net cash (used in) provided by investing activities	(601,307)	176,825	(778,132)	NM
Net cash provided by (used in) financing activities	240,893	(414,189)	655,082	NM
Net increase in cash and cash equivalents	6,250	128,368	(122,118)	(95.1)%
Cash and cash equivalents at beginning of year	216,397	88,029	128,368	NM
Cash and cash equivalents at end of year	$222,647	$216,397	$6,250	2.9%

The increase in net cash provided by operating activities of $0.9 million was attributable primarily to $62.1 million of integration, transaction, transaction-related and strategic project costs in the prior year compared to $37.1 million of transaction, strategic project, and debt modification and extinguishment costs in 2017. The increase was partially offset by the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year and an increase in facility operating expenses at the communities operated during both full years.

The change in net cash (used in) provided by investing activities of $778.1 million was primarily attributable to purchases of marketable securities during the current year, our contribution of $179.2 million in connection with the formation of the Blackstone Venture during the current year, and a decrease in net proceeds from the sale of assets. The increase was partially offset by reduced acquisition and capital expenditure activity.

The change in net cash provided by (used in) financing activities was primarily attributable to $437.2 million of net proceeds from financing and refinancing activities completed during the current year and net repayments of $310.0 million on our secured credit facility during the prior year.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service and lease payments;

•	acquisition consideration and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service, including repayment of the $316.3 million outstanding principal amount of our 2.75% convertible senior notes due June 15, 2018, and lease payments;

•	acquisition consideration and transaction costs, including the acquisition of six communities pursuant to agreements with HCP;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of December 31, 2017, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million outstanding principal amount of 2.75% convertible senior notes due June 15, 2018, and our separate unsecured letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate. The remainder of our indebtedness is generally comprised of approximately $3.5 billion of non-recourse property-level mortgage financings as of December 31, 2017.

As of December 31, 2017, we had $3.9 billion of debt outstanding, excluding capital and financing lease obligations, at a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due June 15, 2018).  No balance was drawn on our secured credit facility as of December 31, 2017.  As of December 31, 2017, we had $1.3 billion of capital and financing lease obligations, and $106.2 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facilities. For the year ending December 31, 2018 we will be required to make approximately $150.4 million and $369.2 million of cash payments in connection with our existing capital and financing leases and our operating leases, respectively.

During the year ended December 31, 2017, we increased our liquidity position by $288.6 million to $872.6 million as of December 31, 2017, compared to $584.0 million as of December 31, 2016.  Total liquidity as of December 31, 2017 included $222.6 million of unrestricted cash and cash equivalents (excluding cash and escrow deposits-restricted and lease security deposits of $103.2 million in the aggregate), $291.8 million of marketable securities, and $358.2 million of availability on our secured credit facility.  We plan to market in 2018 and sell approximately 30 owned communities, which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs. However, the closings of the expected sales of assets are subject to our successful marketing of such assets on terms acceptable to us and will be subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

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

As of December 31, 2017, we had $193.9 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, in connection with our portfolio optimization initiative, and to pursue strategic business development opportunities. As of December 31, 2017, the current portion of long-term debt was $495.4 million, which includes the carrying amount of our 2.75% convertible senior notes due June 15, 2018, the carrying amount of $43.3 million of mortgage debt due in May 2018 and $30.1 million of mortgage debt related to 15 communities classified as held for sale as of December 31, 2017. We estimate that we will have sufficient liquidity to settle the outstanding principal amount of $316.3 million of the convertible notes in cash at maturity.

Our capital expenditures are comprised of community-level, corporate and development capital expenditures.  Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades and other major building infrastructure projects.  Corporate and other capital expenditures include those for information technology systems and equipment, the expansion of our support platform and ancillary services programs, and the remediation or replacement of assets as a result of casualty losses. Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications.  We currently have 11 Program Max projects that have been approved, most of which have begun construction and are expected to generate 70 net new units.

The following table summarizes our actual 2017 capital expenditures for our consolidated communities:

(in millions)	Actual 2017
Community-level capital expenditures, net (1)	$151.6
Corporate and other (2)	34.9
Non-development capital expenditures, net (3)	186.5

Development capital expenditures, net (4)	8.8
Total capital expenditures, net	$195.3

(1)	Amount shown for the year ended December 31, 2017 is the amount invested, net of lessor reimbursements of $18.1 million.

(2)
Amount shown for the year ended December 31, 2017 includes $5.5 million of remediation costs at our communities resulting from Hurricanes Harvey and Irma.  Amounts exclude reimbursement from our property and casualty insurance policies of approximately $9.6 million for 2017.

(3)	Amounts are included in Adjusted Free Cash Flow.

(4)	Amount shown for the year ended December 31, 2017 is the amount invested, net of lessor reimbursements of $8.1 million.

During 2018, we expect our aggregate level of capital expenditures will be generally consistent with our aggregate 2017 capital expenditures. Following Hurricane Irma in 2017, the State of Florida issued an emergency order requiring skilled nursing homes and assisted living communities to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. The emergency order has been overturned and there are legislative and regulatory rulemaking actions in process to address generator requirements. We may be required to make substantial capital expenditures in addition to our expectations for 2018 to comply with any legislative or administrative generator requirements ultimately adopted in Florida. We anticipate that our 2018 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility.

Execution on our strategy and any identified lease restructuring, development or acquisition opportunities may require additional capital. We expect to continue to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any such sale of additional equity securities will dilute the percentage ownership of our existing stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.  If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to forego, delay or abandon lease restructuring, development or acquisition opportunities that we identify.

We currently estimate that our existing cash flows from operations, together with cash on hand, amounts available under our secured credit facility and proceeds from anticipated dispositions of owned communities and financings and refinancings of various assets, will be sufficient to fund our liquidity needs for at least the next 12 months, assuming a relatively stable macroeconomic environment.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our actual level of capital expenditures, general economic conditions and the cost of capital. Volatility in the credit and financial markets may have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to maintain capital spending levels, to execute on our strategy or to pursue lease restructuring, development or acquisitions that we may identify. In order to continue some of these activities at historical or planned levels, we may incur additional indebtedness or lease financing to provide additional funding. There can be no assurance that any such additional financing will be available or on terms that are acceptable to us.

Company Indebtedness, Long-Term Leases and Hedging Agreements

Indebtedness

As of December 31, 2017, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million 2.75% convertible senior notes due June 15, 2018, and our separate unsecured letter of credit facilities providing for up to $64.5 million of letters of credit in the aggregate.  The remainder of our indebtedness is generally comprised of approximately $3.5 billion of non-recourse property-level mortgage financings as of December 31, 2017.

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

The agreement contains typical affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and minimum consolidated tangible net worth. A violation of any of these covenants could result in a default under the credit agreement, which would result in termination of all commitments under the agreement and all amounts owing under the agreement becoming immediately due and payable and could trigger cross-default provisions in our other outstanding debt and lease agreements.

As of December 31, 2017, no borrowings were outstanding on the revolving credit facility and $41.8 million of letters of credit were outstanding, resulting in $358.2 million of availability on our secured credit facility. We also had separate unsecured letter of credit facilities of up to $64.5 million in the aggregate as of December 31, 2017. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

As of December 31, 2017, we are in compliance with the financial covenants of our outstanding credit facilities.

Convertible Debt

In June 2011, we completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). As of December 31, 2017, the $309.9 million carrying value of the Notes was included in the current portion of long-term debt within the consolidated balance sheet. It is our current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.
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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances:  (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2017, the Notes are not convertible. Unconverted Notes mature at par on June 15, 2018.

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

Long-Term Leases

As of December 31, 2017, we have 434 communities under long-term leases (290 operating leases and 144 capital and financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary leases under master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. We are responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 15 years. The remaining base lease terms vary from less than one year to 15 years and generally provide for renewal or extension options and in some instances, purchase options.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders’ equity levels and lease coverage ratios, as further described below. In addition, our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

In addition, certain of our master leases and management agreements contain radius restrictions, which limit our ability to own, develop or acquire new communities within a specified distance from certain existing communities covered by such agreements. These radius restrictions could negatively affect our ability to expand or develop or acquire senior housing communities and operating companies.

For the year ended December 31, 2017, our cash lease payments for our capital and financing leases and our operating leases were $187.8 million and $365.1 million, respectively. For the year ending December 31, 2018, we will be required to make approximately $150.4 million and $369.2 million of cash lease payments in connection with our existing capital and financing leases and our operating leases, respectively.

Debt and Lease Covenants

Certain of our debt and lease documents contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum net worth and stockholders’ equity levels and debt service and lease coverage ratios, and requiring us not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. Net worth is generally calculated as stockholders' equity as calculated in accordance with GAAP, and in certain circumstances, reduced by intangible assets or liabilities or increased by deferred gains from sale-leaseback transactions and deferred entrance fee revenue. The debt service and lease coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee and a reserve for capital expenditures, divided by the debt (principal and interest) or lease payment. In some cases, the calculation of the applicable financial covenants (such as the calculation of our coverage ratio for the applicable portfolio for a particular period) requires interpretation of complex debt and lease provisions. A landlord has advised us that it asserts that the manner in which we have calculated compliance with a financial covenant under master leases scheduled to expire in stages over the next approximately two and one-half years that cover a total of nine communities is incorrect. We disagree with the landlord. In the event that it is ultimately determined that our method of calculating such compliance was erroneous, it is possible that the recalculation could result in our failure to be in compliance with such covenant. We have reviewed the applicable lease provisions with outside counsel and remain confident that we have been, and continue to be, in compliance with the applicable requirements of the leases. In addition, our debt and lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or Medicaid provider requirements.

Our failure to comply with applicable covenants could constitute an event of default under the applicable debt or lease documents. Many of our debt and lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors).

Furthermore, our debt and leases are secured by our communities and, in certain cases, a guaranty by us and/or one or more of our subsidiaries. Therefore, if an event of default has occurred under any of our debt or lease documents, subject to cure provisions in certain instances, the respective lender or lessor would have the right to declare all the related outstanding amounts of indebtedness or cash lease obligations immediately due and payable, to foreclose on our mortgaged communities, to terminate our leasehold interests, to foreclose on other collateral securing the indebtedness and leases, to discontinue our operation of leased communities and/or to pursue other remedies available to such lender or lessor. Further, an event of default could trigger cross-default provisions in our other debt and lease documents (including documents with other lenders or lessors). We cannot provide assurance that we would be able to pay the debt or lease obligations if they became due upon acceleration following an event of default.

As of December 31, 2017, we are in compliance with the financial covenants of our outstanding debt agreements and long-term leases.

Derivative Instruments

In the normal course of business, we have entered into certain interest rate protection agreements to effectively manage the risk above certain interest rates for a portion of our variable rate debt. As of December 31, 2017, we have $813.4 million in aggregate notional amount of interest rate caps and $1.3 billion of variable rate debt, excluding our capital and financing lease obligations, that is not subject to any cap or swap agreements.

Contractual Commitments

The following table presents a summary of our material indebtedness, including the related interest payments, lease and other contractual commitments, as of December 31, 2017.

		Payments Due during the Year Ending December 31,
(in millions)	Total	2018	2019	2020	2021	2022	Thereafter

Contractual Obligations:
Long-term debt and line of credit obligations (1)	$4,799.0	$672.1	$481.3	$618.5	$448.5	$433.3	$2,145.3
Capital and financing lease obligations (2)	1,975.3	576.4	137.0	78.3	61.8	62.6	1,059.2
Operating lease obligations (2)	2,578.2	369.2	348.0	307.8	266.3	247.1	1,039.8
Refundable entrance fee obligations (3)	8.9	0.4	0.4	0.4	0.4	0.4	6.9
Total contractual obligations	$9,361.4	$1,618.1	$966.7	$1,005.0	$777.0	$743.4	$4,251.2

Total commercial construction commitments	$38.5	$34.0	$4.5	$—	$—	$—	$—

(1)
Includes line of credit and contractual interest for all fixed-rate obligations and assumes interest on variable rate instruments at the December 31, 2017 rate. Long-term debt obligation payments in 2018 include the following debt instruments: (i) our $316.3 million outstanding principal amount of 2.75% convertible senior notes due June 15, 2018, (ii) $30.1 million of debt on assets held for sale, and (iii) $34.7 million of demand notes payable to the unconsolidated CCRC Venture, which we utilize in certain states in lieu of cash reserves.

(2)
Reflects future cash payments after giving effect to non-contingent lease escalators and assumes payments on variable rate instruments at the December 31, 2017 rate. Additionally, the contractual obligation amounts include the residual value for financing lease obligations. The amount for the year ending December 31, 2018 includes the $374.5 million carrying value of the financing lease obligations for 20 communities for which the leases have been amended to expire on or before November 1, 2018.

(3)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are generally offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resales of entrance fee units each year generally offset refunds paid and generate excess cash to us.

The foregoing amounts exclude outstanding letters of credit of $106.2 million as of December 31, 2017.

In connection with the multi-part transaction with HCP entered into in 2017, we agreed to acquire six communities for an aggregate purchase price of $274.9 million in 2018. We expect to fund our acquisition of the six communities with the proceeds from the sale of our unconsolidated venture interests, cash on hand, non-recourse mortgage financing on the acquired communities and refinancing of certain other communities.

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

As of December 31, 2017, approximately $1.3 billion of our indebtedness, excluding our secured credit facility, bears interest at floating rates. We have mitigated our exposure to floating rates by using interest rate caps under our debt arrangements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on our secured credit facility and other variable rate debt instruments.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We own interests in certain unconsolidated ventures as described under Note 6 to the consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment in each venture. We also own interests in certain other unconsolidated ventures that are not considered variable interest entities. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

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

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although we maintain general liability and professional liability insurance policies for our owned, leased and managed communities under a master insurance program, our current policies provide for deductibles for each and every claim. As a result, we are effectively self-insured for claims that are less than the deductible amounts. In addition, we maintain a high-deductible workers compensation program. Third-party insurers are responsible for claim costs above program deductibles and retentions.

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

Outstanding losses and expenses for general liability and professional liability and workers compensation are estimated based on the recommendations of independent actuaries and management's estimates. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, actuarial valuations, third-party administrator estimates, consultants, advice from legal counsel and industry data, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information becomes available.

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification ("ASC") 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2017 and 2016, we have a valuation allowance against deferred tax assets of approximately $336.1 million and $264.3 million, respectively. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal and timing of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences, although we are currently precluded under GAAP from considering estimates of future taxable income in our analysis due to our cumulative historical operating losses.

Lease Accounting

We determine whether to account for our leases as either operating, capital, or financing leases depending on the underlying terms. As of December 31, 2017, we operated 434 communities under long-term leases with operating, capital and financing lease obligations. The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Communities under operating leases are accounted for in our consolidated statements of operations as lease expenses for actual rent paid plus or minus straight-line adjustments for fixed or estimated minimum lease escalators as well as amortization of above/below market rents and deferred gains. For communities under capital and financing lease obligation arrangements, a liability is established on our balance sheets and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligations. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale-leaseback transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options.

Allowance for Doubtful Accounts and Contractual Adjustments

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $23.1 million and $27.0 million as of December 31, 2017 and 2016, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Recent changes in legislation are not expected to have a material impact on the collectability of our accounts receivable; however, changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance calculations.

Approximately 82.1% of our resident fee revenues for each of the years ended December 31, 2017 and 2016 were derived from private pay customers and 17.9% of our resident fee revenues for each of the years ended December 31, 2017 and 2016 were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any, under reimbursement programs. Revenue related to these billings is recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Goodwill Impairment

As of December 31, 2017 and 2016, we had goodwill balances of $505.8 million and $705.5 million, respectively. Goodwill recorded in connection with business combinations is allocated to the respective reporting unit and included in our application of the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350").

We test goodwill for impairment annually during our fourth quarter, or whenever indicators of impairment arise. Factors we consider important in our analysis of whether an indicator of impairment exists include a significant decline in our stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. We first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The fair values used in the quantitative goodwill impairment test are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates. We also consider market based measures such as earnings multiples in our analysis of estimated fair values of our reporting units. If the quantitative goodwill impairment test results in a reporting unit's carrying amount exceeding its estimated fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

In estimating the fair value of our reporting units for purposes of our quantitative goodwill impairment testing, we utilize the income approach, which includes future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. In using the income approach to estimate the fair value of reporting units for purposes of our goodwill impairment testing, we make certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the communities using estimated capitalization rates. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. We also consider market based measures such as earnings multiples in our analysis of estimated fair values of our reporting units.

During the three months ended September 30, 2017, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. Based upon our qualitative assessment, we performed an interim quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. Based on the results of the quantitative goodwill impairment test, we determined that the carrying amount of our Assisted Living reporting unit exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, we recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living operating segment for the three months ended September 30, 2017. As of September 30, 2017, we concluded that there was no impairment of goodwill for the Retirement Centers and Brookdale Ancillary Services reporting units. Based on the results of the quantitative goodwill impairment test, we determined that the estimated fair value of our Brookdale Ancillary Services reporting unit exceeded its carrying value by approximately 19%. As of December 31, 2017, our estimated fair values of our reporting units exceeded their carrying values and we concluded that there was no impairment of goodwill.  Goodwill allocated to our Assisted Living and Brookdale Ancillary Services reporting units is approximately $351.7 million and $126.8 million, respectively, as of December 31, 2017.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, which we believe to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include increases in interest rates, which could impact capitalization and discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including but not limited to increased competition and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that additional goodwill is impaired.

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

Property, Plant and Equipment and Leasehold Intangibles Impairment

As of December 31, 2017 and 2016, our long-lived assets were comprised primarily of $5.9 billion and $7.4 billion of net property, plant and equipment and leasehold intangibles, respectively. In accounting for our property, plant and equipment and leasehold intangibles, we apply the provisions of ASC 360, Property, Plant and Equipment. Acquisitions are accounted for using the purchase method of accounting and the purchase prices are assigned to acquired assets and liabilities based on their estimated fair values.

We test property, plant and equipment and leasehold intangibles for recoverability annually during our fourth quarter or whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of an asset is estimated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying value of an asset is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the carrying amount of those assets is permanently adjusted and depreciated over its remaining useful life.

In estimating the recoverability of property, plant and equipment and leasehold intangibles for purposes of our impairment testing, we utilize future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we consider our historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. In estimating the future cash flows of asset groups for purposes of our property, plant and equipment and leasehold intangibles impairment test, we make certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that we would receive upon a sale of the communities using estimated capitalization rates. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions.

Determining the future cash flows of an asset group involves the use of significant estimates and assumptions, which we believe to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include increases in interest rates, which could impact capitalization rates, differences in the projected occupancy rates and changes in the cost structure of existing communities. Significant adverse changes in our future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including but not limited to increased competition and changing economic or market conditions, could result in changes in estimated future cash flows and the determination that additional assets are impaired.

During 2017, 2016 and 2015 we evaluated long-lived depreciable assets and determined in each year that the undiscounted cash flows exceeded the carrying value of these assets for all except a small number of communities. Estimated fair values were determined for these certain properties and we recorded asset impairment charges of $164.4 million, $166.2 million and $23.4 million for 2017, 2016 and 2015, respectively, for property, plant and equipment and leasehold intangibles. These impairment charges are primarily due to our decision to dispose of assets, either through sales or lease terminations, or lower than expected performance of the underlying communities and equal the amount by which the carrying values of the assets exceed the estimated fair value.

Our impairment loss assessment contains uncertainties because it requires us to apply judgment to estimate whether there has been a decline in the fair value of our assets, including estimating future cash flows, and if necessary, the fair value of our assets.  As we periodically perform this assessment, changes in our estimates and assumptions may cause us to realize material impairment charges in the future. Although we make every reasonable effort to ensure the accuracy of our estimate of the future cash flows of assets, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Investment in Unconsolidated Ventures

Investments in affiliated companies that we do not control, but in which we have the ability to exercise significant influence over governance and operation, are accounted for by using the equity method. The initial carrying value of investments in unconsolidated ventures is based on the amount paid to purchase the investment interest or the carrying value of assets contributed to the unconsolidated ventures. The Company's reported share of earnings of an unconsolidated venture is adjusted for the impact, if any, of basis differences between its carrying value of the equity investment and its share of the venture's underlying assets.

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

Litigation

Litigation is inherently uncertain and the outcome of individual litigation matters is not predictable with assurance. As described in Note 18 to the consolidated financial statements, we are involved in various legal actions and claims incidental to the conduct of our business which are comparable to other companies in the senior living and healthcare industries. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. In other instances, we may not be able to make a reasonable estimate of any liability because of uncertainties related to the outcome and/or the amount or range of losses. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net income (loss)	$(571,606)	$(404,636)	$(458,155)
(Benefit) provision for income taxes	(16,515)	5,378	(92,209)
Equity in loss (earnings) of unconsolidated ventures	14,827	(1,660)	804
Debt modification and extinguishment costs	12,409	9,170	7,020
Gain on sale of assets	(19,273)	(7,218)	(1,270)
Other non-operating income	(11,418)	(14,801)	(8,557)
Interest expense	326,154	385,617	388,764
Interest income	(4,623)	(2,933)	(1,603)
Income (loss) from operations	(270,045)	(31,083)	(165,206)
Depreciation and amortization	482,077	520,402	733,165
Goodwill and asset impairment	409,782	248,515	57,941
Loss on facility lease termination	14,276	11,113	76,143
Straight-line lease (income) expense	(14,313)	767	6,956
Amortization of (above) below market lease, net	(6,677)	(6,864)	(7,158)
Amortization of deferred gain	(4,366)	(4,372)	(4,372)
Non-cash stock-based compensation expense	27,832	32,285	31,651
Change in future service obligation	—	—	(941)
Adjusted EBITDA (1)	$638,566	$770,763	$728,179

(1)
The calculation of Adjusted EBITDA includes transaction and strategic project costs of $25.4 million for the year ended December 31, 2017 and integration, transaction, transaction-related and strategic project costs of $54.2 million and $116.8 million for the years ended December 31, 2016 and 2015, respectively. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired communities (in areas such as cost savings and synergy realization, branding and technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.  Transaction and transaction-related costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and corporate capital structure assessment activities (including stockholder relations advisory matters), and are primarily comprised of legal, finance, consulting, professional fees and other third party costs.  Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities for the post-merger platform (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

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

Accounting Standards Update 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") is effective for the Company on January 1, 2018 and will be applied retrospectively for all periods presented. Among other things, ASU 2016-15 provides that debt prepayment and extinguishment costs will be classified within financing activities. We have identified $11.7 million and $7.9 million of cash paid for debt modification and extinguishment costs for the years ended December 31, 2017 and 2016, respectively, which we have determined will be retrospectively classified as cash flows from financing activities and will result in an increase to the amount of net cash provided by operating activities for such years. We do not anticipate changing our definition of Adjusted Free Cash Flow as a result of our adoption of ASU 2016-15. As a result, we anticipate that in future presentations of Adjusted Free Cash Flow that accompany 2018 financial results, the amount of Adjusted Free Cash Flow for the years ended December 31, 2017 and 2016 will be increased by $11.7 million and $7.9 million, respectively.

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

Limitations of Adjusted Free Cash Flow

Adjusted Free Cash Flow has limitations as an analytical tool. Material limitations in making the adjustments to our net cash provided by (used in) operating activities to calculate Adjusted Free Cash Flow and using this non-GAAP financial measure as compared to GAAP net cash provided by (used in) operating activities, include:

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$366,664	$365,732	$292,366
Net cash (used in) provided by investing activities	(601,307)	176,825	(568,977)
Net cash provided by (used in) financing activities	240,893	(414,189)	260,557
Net increase (decrease) in cash and cash equivalents	$6,250	$128,368	$(16,054)

Net cash provided by operating activities	$366,664	$365,732	$292,366
Changes in operating assets and liabilities	(15,851)	76,252	11,312
Proceeds from refundable entrance fees, net of refunds	(2,179)	(901)	(2,472)
Lease financing debt amortization	(64,906)	(63,267)	(56,922)
Loss on facility lease termination	—	11,113	76,143
Distributions from unconsolidated ventures from cumulative share of net earnings	(8,258)	(23,544)	(7,825)
Non-development capital expenditures, net	(186,467)	(220,767)	(324,479)
Property insurance proceeds	8,550	9,137	3,175
Adjusted Free Cash Flow	$97,553	$153,755	$(8,702)

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures.  For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$269,755	$198,524	$180,266
Net cash used in investing activities	(1,267,525)	(118,935)	(1,218,101)
Net cash provided by (used by) financing activities	1,031,064	(88,262)	1,028,562
Net increase (decrease) in cash and cash equivalents	$33,294	$(8,673)	$(9,273)

Net cash provided by operating activities	$269,755	$198,524	$180,266
Changes in operating assets and liabilities	(13,184)	(2,508)	(7,634)
Proceeds from refundable entrance fees, net of refunds	(17,366)	(7,675)	(4,844)
Non-development capital expenditures, net	(100,621)	(98,305)	(121,895)
Property insurance proceeds	2,425	—	—
Adjusted Free Cash Flow of unconsolidated ventures	$141,009	$90,036	$45,893

Brookdale weighted average ownership percentage	25.1%	36.2%	49.0%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$35,416	$32,630	$22,470

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents and marketable securities of $514.4 million as of December 31, 2017, which consisted primarily of cash, money market funds, commercial paper and corporate bonds. Our interest income on cash equivalents and marketable securities is affected by changes in interest rates, market and credit risks. However, our commercial paper and corporate bond securities have maturities averaging six months and changes in the value of these securities would not be expected to have a material impact on our liquidity or results of operations.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of December 31, 2017, we had approximately $2.5 billion of long-term fixed rate debt, $1.3 billion of long-term variable rate debt and $1.3 billion of capital and financing lease obligations. As of December 31, 2017, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.8% (calculated using an imputed interest rate of 7.5% for our $316.3 million 2.75% convertible senior notes due June 15, 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of December 31, 2017, $2.5 billion, or 65.5%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of December 31, 2017, $534.3 million, or 13.8%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $799.9 million, or 20.7%, of our debt is variable rate debt, not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $13.7 million, a 500 basis point increase in interest rates would have an impact of $57.1 million and a 1,000 basis point increase in interest rates would have an impact of $98.0 million.

Item 8.	Financial Statements and Supplementary Data.

BROOKDALE SENIOR LIVING INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookdale Senior Living Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993
Chicago, Illinois
February 22, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brookdale Senior Living Inc.

Opinion on Internal Control over Financial Reporting

We have audited Brookdale Senior Living Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitation of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2018

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$222,647	$216,397
Marketable securities	291,796	—
Cash and escrow deposits – restricted	37,189	32,864
Accounts receivable, net	128,961	141,705
Assets held for sale	106,435	97,843
Prepaid expenses and other current assets, net	114,844	130,695
Total current assets	901,872	619,504
Property, plant and equipment and leasehold intangibles, net	5,852,145	7,379,305
Cash and escrow deposits – restricted	22,710	28,061
Investment in unconsolidated ventures	129,794	167,826
Goodwill	505,783	705,476
Other intangible assets, net	67,977	83,007
Other assets, net	195,168	234,508
Total assets	$7,675,449	$9,217,687
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$495,413	$145,649
Current portion of capital and financing lease obligations	107,088	69,606
Trade accounts payable	91,825	77,356
Accrued expenses	329,966	328,037
Refundable entrance fees and deferred revenue	68,358	106,946
Tenant security deposits	3,126	3,548
Total current liabilities	1,095,776	731,142
Long-term debt, less current portion	3,375,324	3,413,998
Capital and financing lease obligations, less current portion	1,164,466	2,415,914
Deferred liabilities	224,304	267,364
Deferred tax liability	70,644	80,646
Other liabilities	214,644	230,891
Total liabilities	6,145,158	7,139,955
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at December 31, 2017 and December 31, 2016; 194,454,329 and 193,224,082 shares issued and 191,275,928 and 190,045,681 shares outstanding (including 4,770,097 and 4,608,187 unvested restricted shares), respectively	1,913	1,900
Additional paid-in-capital	4,126,549	4,102,397
Treasury stock, at cost; 3,178,401 shares at December 31, 2017 and December 31, 2016	(56,440)	(56,440)
Accumulated deficit	(2,541,294)	(1,969,875)
Total Brookdale Senior Living Inc. stockholders' equity	1,530,728	2,077,982
Noncontrolling interest	(437)	(250)
Total equity	1,530,291	2,077,732
Total liabilities and equity	$7,675,449	$9,217,687

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenue
Resident fees	$3,780,140	$4,168,621	$4,177,127
Management fees	75,845	70,762	60,183
Reimbursed costs incurred on behalf of managed communities	891,131	737,597	723,298
Total revenue	4,747,116	4,976,980	4,960,608

Expense
Facility operating expense (excluding depreciation and amortization of $430,288, $469,388 and $684,448, respectively)	2,602,155	2,799,402	2,788,862
General and administrative expense (including non-cash stock-based compensation expense of $27,832, $32,285 and $31,651, respectively)	255,446	313,409	370,579
Transaction costs	22,573	3,990	8,252
Facility lease expense	339,721	373,635	367,574
Depreciation and amortization	482,077	520,402	733,165
Goodwill and asset impairment	409,782	248,515	57,941
Loss on facility lease termination	14,276	11,113	76,143
Costs incurred on behalf of managed communities	891,131	737,597	723,298
Total operating expense	5,017,161	5,008,063	5,125,814
Income (loss) from operations	(270,045)	(31,083)	(165,206)

Interest income	4,623	2,933	1,603
Interest expense:
Debt	(172,635)	(174,027)	(173,484)
Capital and financing lease obligations	(140,664)	(202,012)	(211,132)
Amortization of deferred financing costs and debt premium (discount)	(12,681)	(9,400)	(3,351)
Change in fair value of derivatives	(174)	(178)	(797)
Debt modification and extinguishment costs	(12,409)	(9,170)	(7,020)
Equity in earnings (loss) of unconsolidated ventures	(14,827)	1,660	(804)
Gain on sale of assets, net	19,273	7,218	1,270
Other non-operating income	11,418	14,801	8,557
Income (loss) before income taxes	(588,121)	(399,258)	(550,364)
Benefit (provision) for income taxes	16,515	(5,378)	92,209
Net income (loss)	(571,606)	(404,636)	(458,155)
Net (income) loss attributable to noncontrolling interest	187	239	678
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(571,419)	$(404,397)	$(457,477)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(3.07)	$(2.18)	$(2.48)

Weighted average shares used in computing basic and diluted net loss per share	186,155	185,653	184,333

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balances at January 1, 2015	187,038	$1,870	$4,034,655	$(46,800)	$(1,108,001)	$2,881,724	$517	$2,882,241
Compensation expense related to restricted stock grants	—	—	31,651	—	—	31,651	—	31,651
Net income (loss)	—	—	—	—	(457,477)	(457,477)	(678)	(458,155)
Issuance of common stock under Associate Stock Purchase Plan	122	1	2,869	—	—	2,870	—	2,870
Restricted stock, net	1,179	12	(12)	—	—	—	—	—
Other	—	—	120	—	—	120	—	120
Balances at December 31, 2015	188,339	1,883	4,069,283	(46,800)	(1,565,478)	2,458,888	(161)	2,458,727
Compensation expense related to restricted stock grants	—	—	32,285	—	—	32,285	—	32,285
Net income (loss)	—	—	—	—	(404,397)	(404,397)	(239)	(404,636)
Issuance of common stock under Associate Stock Purchase Plan	172	2	2,347	—	—	2,349	—	2,349
Restricted stock, net	2,396	24	(24)	—	—	—	—	—
Purchase of treasury stock	(750)	(8)	8	(9,640)	—	(9,640)	—	(9,640)
Shares withheld for employee taxes	(111)	(1)	(1,639)	—	—	(1,640)	—	(1,640)
Other	—	—	137	—	—	137	150	287
Balances at December 31, 2016	190,046	1,900	4,102,397	(56,440)	(1,969,875)	2,077,982	(250)	2,077,732
Compensation expense related to restricted stock grants	—	—	27,832	—	—	27,832	—	27,832
Net income (loss)	—	—	—	—	(571,419)	(571,419)	(187)	(571,606)
Issuance of common stock under Associate Stock Purchase Plan	181	2	2,039	—	—	2,041	—	2,041
Restricted stock, net	1,421	14	(14)	—	—	—	—	—
Shares withheld for employee taxes	(372)	(3)	(5,886)	—	—	(5,889)	—	(5,889)
Other	—	—	181	—	—	181	—	181
Balances at December 31, 2017	191,276	$1,913	$4,126,549	$(56,440)	$(2,541,294)	$1,530,728	$(437)	$1,530,291

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(571,606)	$(404,636)	$(458,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	714	1,251	121
Depreciation and amortization, net	494,758	529,802	736,516
Goodwill and asset impairment	409,782	248,515	57,941
Equity in loss (earnings) of unconsolidated ventures	14,827	(1,660)	804
Distributions from unconsolidated ventures from cumulative share of net earnings	8,258	23,544	7,825
Amortization of deferred gain	(4,366)	(4,372)	(4,372)
Amortization of entrance fees	(2,901)	(4,195)	(3,204)
Proceeds from deferred entrance fee revenue	5,712	13,980	11,113
Deferred income tax (benefit) provision	(15,309)	3,248	(95,261)
Straight-line lease (income) expense	(14,313)	767	6,956
Change in fair value of derivatives	174	178	797
Gain on sale of assets, net	(19,273)	(7,218)	(1,270)
Loss on facility lease termination	14,276	—	—
Non-cash stock-based compensation expense	27,832	32,285	31,651
Non-cash interest expense on financing lease obligations	17,744	26,496	23,472
Amortization of (above) below market lease, net	(6,677)	(6,864)	(7,158)
Other	(8,819)	(9,137)	(4,098)
Changes in operating assets and liabilities:
Accounts receivable, net	12,747	1,581	5,608
Prepaid expenses and other assets, net	21,970	2,954	51,079
Accounts payable and accrued expenses	(4,527)	(83,248)	(60,564)
Tenant refundable fees and security deposits	(422)	(839)	(524)
Deferred revenue	(13,917)	3,300	(6,911)
Net cash provided by operating activities	366,664	365,732	292,366
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(2,113)	(2,225)	10,866
Change in cash and escrow deposits — restricted	1,026	5,027	29,286
Purchase of marketable securities, net	(291,187)	—	—
Additions to property, plant and equipment and leasehold intangibles, net	(213,887)	(333,647)	(411,051)
Acquisition of assets, net of related payables and cash received	(5,196)	(12,157)	(191,216)
Investment in unconsolidated ventures	(199,017)	(13,377)	(69,297)
Distributions received from unconsolidated ventures	29,035	218,973	9,054
Proceeds from sale of assets, net	70,507	297,932	49,226
Property insurance proceeds	8,550	9,137	3,157
Other	975	7,162	998
Net cash (used in) provided by investing activities	(601,307)	176,825	(568,977)
Cash Flows from Financing Activities
Proceeds from debt	1,307,205	387,348	585,650
Repayment of debt and capital and financing lease obligations	(1,054,161)	(469,309)	(485,762)
Proceeds from line of credit	100,000	1,276,500	1,175,000
Repayment of line of credit	(100,000)	(1,586,500)	(965,000)
Purchase of treasury stock	—	(9,640)	—
Payment of financing costs, net of related payables	(5,574)	(2,938)	(32,622)
Proceeds from refundable entrance fees, net of refunds	(2,179)	(901)	(2,472)
Cash portion of loss on extinguishment of debt	—	—	(44)
Payment on lease termination	(552)	(9,250)	(17,000)
Payments of employee taxes for withheld shares	(5,889)	(1,640)	—
Other	2,043	2,141	2,807
Net cash provided by (used in) financing activities	240,893	(414,189)	260,557
Net increase (decrease) in cash and cash equivalents	6,250	128,368	(16,054)
Cash and cash equivalents at beginning of year	216,397	88,029	104,083
Cash and cash equivalents at end of year	$222,647	$216,397	$88,029

See accompanying notes to consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business

Brookdale Senior Living Inc. ("Brookdale" or the "Company") is the leading operator of senior living communities throughout the United States.  The Company is committed to providing senior living solutions primarily within properties that are designed, purpose-built and operated to provide quality service, care and living accommodations for residents.  The Company operates independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs").  Through its ancillary services programs, the Company also offers a range of home health, hospice, and outpatient therapy services to residents of many of its communities and to seniors living outside its communities.

2.       Summary of Significant Accounting Policies

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP").  The significant accounting policies are summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of Brookdale and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operations, are accounted for by the equity method. The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying consolidated financial statements. Noncontrolling interest represents the share of consolidated entities owned by third parties. Noncontrolling interest is adjusted for the noncontrolling holder's share of additional contributions, distributions and the proportionate share of the net income or loss of each respective entity.

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this analysis on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Refer to Note 6 for more information about the Company's VIE relationships.

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

Purchase Accounting

In determining the allocation of the purchase price of companies and communities to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The Company assigns the purchase prices for companies or communities to assets acquired and liabilities assumed based on their determined fair values in accordance with the provisions of ASC 805, Business Combinations ("ASC 805"). The determination of fair value involves the use of significant judgment and estimation.

Working capital assets acquired and working capital liabilities assumed are valued on a carryover/cost basis which approximates fair value.

Property, plant and equipment are valued utilizing either a discounted cash flow projection of future revenue and costs, and capitalization and discount rates, using current market conditions or a direct capitalization method. The Company allocates the fair values of buildings acquired on an as-if-vacant basis and depreciates the building values over the estimated remaining lives of the buildings, not to exceed 40 years. The Company determines the allocated values of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciates such values over the assets' estimated remaining useful lives as determined at the applicable acquisition date. The Company determines the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analysis of recently acquired and existing comparable properties within its portfolio.

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

Management contracts and other acquired contracts are valued at a multiple of management fees and operating income or are valued utilizing discounted cash flow projections that assume estimated future revenues and costs over the remaining contract term. The assets are then amortized over the estimated term of the agreement.

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

Pre-acquisition contingencies are valued when considered probable and reasonably estimable, and estimated legal fees are accrued for in accordance with the Company's existing policy. Self-insurance reserves including incurred but not reported liabilities are estimated by actuary analyses.

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

Certain of the Company’s employee stock awards vest only upon the achievement of performance targets. ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock compensation expense requires judgment in estimating the probability of achievement of these performance targets.

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

On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") and changed its policy from estimating forfeitures to recording forfeitures when they occur. The Company’s adoption of ASU 2016-09 did not have a material impact on its consolidated financial statements.

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

Marketable Securities
Investments in commercial paper and corporate bond instruments with original maturities of greater than three months are classified as marketable securities.

Cash and Escrow Deposits – Restricted

Cash and escrow deposits – restricted consist principally of deposits required by certain lenders and lessors pursuant to the applicable agreement and consist of the following:

	December 31,
(in thousands)	2017	2016
Current:
Real estate tax and property insurance escrows	$21,603	$19,671
Replacement reserve escrows	10,960	6,970
Resident deposits	678	764
Other	3,948	5,459
Subtotal	37,189	32,864
Long term:
Insurance deposits	12,364	12,941
CCRC escrows	8,526	13,301
Debt service reserve	1,820	1,819
Subtotal	22,710	28,061
Total	$59,899	$60,925

Accounts Receivable, net

Accounts receivable are reported net of an allowance for doubtful accounts, to represent the Company's estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $23.1 million and $27.0 million as of December 31, 2017 and 2016, respectively.  The adequacy of the Company's allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually during the fourth quarter or whenever indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value of a reporting unit is less than its carrying amount. The fair values used in the quantitative goodwill impairment test are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates. If the quantitative goodwill impairment test results in a reporting unit's carrying amount exceeding its estimated fair value, an impairment charge will be recorded based on the difference in accordance with ASU 2017-04, Intangibles - Goodwill and Other, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

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

During the years ended December 31, 2017 and 2016, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. The reduction in these accrued reserves decreased facility operating expense by $9.9 million and $35.4 million for the years ended December 31, 2017 and 2016, respectively.

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

For capital and financing lease obligation arrangements, a liability is established on the Company's consolidated balance sheet representing the present value of the future minimum lease payments and a residual value for financing leases and a corresponding long-term asset is recorded in property, plant and equipment and leasehold intangibles in the consolidated balance sheet. For capital lease assets, the asset is depreciated over the remaining lease term unless there is a bargain purchase option in which case the asset is depreciated over the useful life. For financing lease assets, the asset is depreciated over the useful life of the asset. Leasehold improvements purchased during the term of the lease are amortized over the shorter of their economic life or the lease term.

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

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer if certain continuing involvement criteria are met. Under sale-leaseback accounting, the Company removes the community and related liabilities from the consolidated balance sheet. Gain on the sale is deferred and recognized as a reduction of facility lease expense for operating leases and a reduction of interest expense for capital leases. In cases of sale‑leaseback transactions in which the Company has continuing involvement, other than normal leasing activities, the Company does not record the sale until such involvement terminates.

For leases in which the Company is involved with the construction of a building, the Company accounts for the leases during the construction period under the provisions of ASC 840. If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction in progress. Once construction is complete, the Company considers the requirements under ASC Subtopic 840-40. If the arrangement qualifies for sale-leaseback accounting, the Company removes the assets and related liabilities from the consolidated balance sheet. If the arrangement does not qualify for sale-leaseback accounting, the Company continues to amortize the financing obligation and depreciate the assets over the lease term.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit's carrying amount exceeds its fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 on a prospective basis on January 1, 2017. The Company applied the adoption of ASU 2017-04 to its goodwill analysis performed during the year ended December 31, 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business to assist companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. Under ASU 2017-01, if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. Transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. The amendments are effective on a prospective basis for the Company's fiscal year beginning January 1, 2018. Upon adoption, the changes to the definition of a business may result in future acquisitions of real estate, communities or senior housing operating companies being accounted for as asset acquisitions with acquisition costs capitalized or a component of carrying value.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The changes required by ASU 2016-18 must be applied retrospectively to all periods presented. ASU 2016-18 is effective for the Company on January 1, 2018. The Company has determined that the inclusion of the change in cash and escrow deposits restricted within the retrospective presentation of the statements of cash flows will result in a $1.0 million increase to the amount of net cash used in investing activities for the year ended December 31, 2017 and a $5.0 million decrease to the amount of net cash provided by investing activities for the year ended December 31, 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications on the classification of certain transactions within the statement of cash flows, the amendments in ASU 2016-15 provide that debt prepayment and extinguishment costs will be classified within financing activities within the statement of cash flows. ASU 2016-15 is effective for the Company on January 1, 2018. Upon adoption, the changes in classification within the statement of cash flows must be applied retrospectively to all periods presented. The Company has identified $11.7 million and $7.9 million of cash paid for debt modification and extinguishment costs for the years ended December 31, 2017 and 2016, respectively. The Company has determined that the retrospective application will result in an $11.7 million increase to the amount of net cash provided by operating activities and an $11.7 million decrease to the amount of net cash provided by financing activities for the year ended December 31, 2017 and a $7.9 million increase to the amount of net cash provided by operating activities and a $7.9 million increase to the amount of net cash used in financing activities for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as the classification of awards and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 and changed its accounting policy from estimating forfeitures to recording forfeitures when they occur. The Company’s adoption of ASU 2016-09 did not have a material impact on its consolidated financial statements. There was no income tax impact on the Company’s consolidated statement of operations for the year ended December 31, 2017 from the adoption of ASU 2016-09 as the Company is in a net operating loss position and any excess tax benefits require a full valuation allowance. See Note 16 for more information about the Company's deferred income taxes. The changes have been applied using the modified retrospective approach in accordance with ASU 2016-09 and prior periods have not been restated.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. For the year ended December 31, 2017, the Company made cash lease payments of $365.1 million for long-term community leases accounted for as operating leases under ASC 840. The Company anticipates that the adoption of ASU 2016-02 will result in the recognition of material lease liabilities and right-of use assets on the consolidated balance sheet for these community operating leases. The Company continues to evaluate the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The five step model defined by ASU 2014-09 requires the Company to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced disclosure of revenue arrangements. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). ASU 2014-09, as amended, is effective for the Company's fiscal year beginning January 1, 2018, and the Company will adopt the new standard under the modified retrospective approach. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. The Company has determined that the adoption of ASU 2014-09 will not result in an adjustment to beginning retained earnings for the Company and will not result in a significant change to the amount and timing of the recognition of resident fee revenue. The Company has determined that there will not be any significant change to the annual amount of revenue recognized for management fees under the Company’s management agreements, however, the Company will recognize an estimated amount of incentive fee revenue earlier during the annual contract period. The Company has determined that there will be a change to the amounts presented for revenue recognized for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations.

Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of subtopic 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. Under ASU 2014-09 and ASU 2017-05, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. Upon adoption, the Company will apply the five step revenue model to all future sales of real estate.

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

During the years ended December 31, 2017, 2016 and 2015, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each year and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 5.2 million, 4.3 million and 3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due June 15, 2018. As of December 31, 2017, 2016 and 2015, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of December 31, 2017, 2016 and 2015, the number of shares issuable upon exercise of the warrants was approximately 10.8 million. See Note 9 for more information about the 2.75% convertible notes and warrants.

4.       Acquisitions, Dispositions and Other Significant Transactions

The Company completed dispositions, through sales and lease terminations, of 165 communities during the period from January 1, 2016 through December 31, 2017. The Company's consolidated financial statements include resident fee revenue of $172.6 million, $543.3 million, and $572.1 million, facility operating expenses of $135.0 million, $413.1 million, and $434.9 million, and cash lease payments of $39.3 million, $131.4 million and $129.5 million for the 165 communities for the years ended December 31, 2017, 2016, and 2015 respectively.

The foregoing transactions, and the Company's assets held for sale as of December 31, 2017 are described below. The closings of the various pending transactions and expected sales of assets are subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

2017 HCP Agreements
On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement (“Master Lease”) with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease. The Company and HCP amended and restated triple-net leases covering substantially all of the communities the Company leased from HCP as of November 1, 2017 into the Master Lease. The Company will acquire two communities for an aggregate purchase price of $35.4 million, upon which time the two communities will be removed from the Master Lease. In addition, 33 communities will be removed from the Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, the Company will continue to operate the foregoing 33 communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to such 35 communities, the Company continues to lease 43 communities pursuant to the terms of the Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part agreement, HCP agreed to acquire the Company's 10% ownership interest in two of the Company's existing unconsolidated ventures with HCP for $94.7 million. The Company provided management services to 59 communities on behalf of the two unconsolidated ventures as of November 1, 2017. The Company will acquire four of such communities for an aggregate purchase price of $239.5 million and will retain management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities.

The Company expects to fund its acquisition of the six communities with the proceeds from the sale of its unconsolidated venture interests, cash on hand, non-recourse mortgage financing on the acquired communities and refinancing of certain other communities.
During December 2017, HCP completed its acquisition of the Company’s ownership interest in one of the unconsolidated ventures for $32.1 million and the Company recognized a $7.2 million gain on sale. The disposition of the ownership interest in the second unconsolidated venture in 2018 is anticipated to also result in the Company recording a gain in fiscal 2018 for accounting purposes. In January 2018, the Company completed its acquisition of one community from HCP. The Company expects the disposition of its ownership interest in the second unconsolidated venture and its acquisition of the remaining five communities at their estimated fair value to occur during the next three months, and expects the terminations of its triple-net leases and management agreements on 70 communities to occur in stages throughout 2018.

The Company obtained future annual cash rent reductions and waived management termination fees in the multi-part transaction. As a result, the Company reduced its lease liabilities by $9.7 million for the future annual cash rent reductions and recognized a $9.7 million deferred revenue liability for the consideration received from HCP in advance of the termination of the management agreements for the 37 communities.

As a result of the modification of the remaining lease term for communities subject to capital leases, the Company reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million in 2017. The transactions related to the terminations of the leases for 33 communities in 2018 for accounting purposes are anticipated to result in the Company recording a gain in fiscal 2018 for the amount by which the carrying value of the operating and capital and financing lease obligations for the 33 communities exceed the carrying value of the Company's assets and liabilities under operating and capital and financing leases at the lease termination date. As of December 31, 2017, the $395.0 million carrying value of the lease obligations for the 33 communities exceed the $347.0 million carrying value of the assets under operating and capital and financing leases by approximately $48.0 million, primarily for 20 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes.

The results of operations for the 33 communities to be disposed through lease terminations are reported within the following segments within the consolidated financial statements: Retirement Centers (five communities), Assisted Living (27 communities), and CCRCs-Rental (one community). With respect to such 33 communities and the 37 managed communities for which the Company's management will be terminated, the Company's consolidated financial statements include resident fee revenue of $143.9 million and $151.7 million, management fees of $10.1 million and $11.8 million, facility operating expenses of $94.5 million and $92.6 million, and cash lease payments of $48.3 million and $44.8 million for the years ended December 31, 2017 and 2016, respectively.

2016 HCP Agreements

On November 1, 2016, the Company announced that it had entered into agreements to, among other things, terminate triple-net leases with respect to 97 communities that it leased from HCP, four of which were contributed to an existing unconsolidated venture in which the Company holds an equity interest and 64 of which were acquired by the Blackstone Venture described below. In addition to the formation of the Blackstone Venture, the transactions included the following components with respect to 33 communities:

•
The Company and HCP agreed to terminate triple-net leases with respect to eight communities. HCP agreed to contribute immediately thereafter four of such communities to an existing unconsolidated venture with HCP in which the Company has a 10% equity interest. During the three months ended December 31, 2016, the triple-net leases with respect to seven communities were terminated and HCP contributed four of the communities to the existing unconsolidated venture. The triple-net lease with respect to the remaining community was terminated during January 2017. The results of operations of the eight communities are reported in the following segments within the consolidated financial statements through the respective disposition dates: Assisted Living (six communities), Retirement Centers (one community) and CCRCs-Rental (one community).

•
The Company and HCP agreed to terminate triple-net leases with respect to 25 communities. During the year ended December 31, 2017, the Company's triple-net lease obligations with respect to 25 communities were terminated. Following such terminations the Company continues to operate certain of these communities on an interim basis, and such communities are reported in the Management Services segment from and after termination of such triple-net lease obligations. The results and financial position of the 25 communities for which leases were terminated were deconsolidated from the Company prospectively upon termination of the triple-net lease obligations. The Company derecognized the $145.3 million carrying value of the assets under financing leases and the $156.7 million carrying value of financing lease obligations for 21 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. For accounting purposes, the Company recognized a sale for these 21 communities and recorded an $11.4 million gain within gain on sale of assets for the year ended December 31, 2017.

Formation of Venture with Blackstone during 2017

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the “Blackstone Venture”) that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point the Company will manage the communities. Two of the communities are managed by a third party for the venture.

The results and financial position of the 62 communities for which leases were terminated were deconsolidated from the Company prospectively upon formation of the Blackstone Venture. The results of operations of such 62 communities were reported in the following segments within the consolidated financial statements through the formation date: Assisted Living (47 communities), Retirement Centers (eight communities) and CCRCs-Rental (seven communities). The Company's interest in the venture is accounted for under the equity method of accounting. Under the terms of the venture agreement, the Company may be entitled to distributions which are less than or in excess of the Company's 15% equity interest based upon specified performance criteria.

Initially, the Company determined that the contributed carrying value of the Company's investment in the Blackstone Venture was $66.8 million, representing the amount by which the $179.2 million cash contribution exceeded the carrying value of the Company's liabilities under operating, capital and financing leases contributed by the Company net of the carrying value of the assets under such operating, capital and financing leases. However, the Company estimated the fair value of its 15% equity interest in the Blackstone Venture at inception to be $47.1 million. As a result, the Company recorded a $19.7 million charge within asset impairment expense for the three months ended March 31, 2017 for the amount of the contributed carrying value in excess of the estimated fair value of the Company's investment.

Additionally, these transactions related to the Blackstone Venture required the Company to record a significant increase to the Company's existing tax valuation allowance, after considering the change in the Company's future reversal of estimated timing differences resulting from these transactions, primarily due to removing the deferred positions related to the contributed leases. During the three months ended March, 31, 2017, the Company recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against its federal and state net operating loss carryforwards and tax credits as the Company anticipates these carryforwards and credits will not be utilized prior to expiration. See Note 16 for more information about the Company's deferred income taxes.

Dispositions of Owned Communities and Other Lease Terminations during 2017

During the year ended December 31, 2017, the Company completed the sale of three communities for net cash proceeds of $8.2 million and the Company terminated leases for 17 communities otherwise than in connection with the transactions with Blackstone and HCP described above. The Company recognized $14.3 million of net loss on facility lease termination for the year ended December 31, 2017, primarily from the write-off of assets subject to terminated lease agreements. The results of operations of the 17 communities are reported in the following segments within the consolidated financial statements through the respective termination dates: Retirement Centers (two communities), Assisted Living (14 communities), and CCRCs-Rental (one community).

Assets Held for Sale as of December 31, 2017

As of December 31, 2017, $106.4 million was recorded as assets held for sale and $30.1 million of mortgage debt was included in the current portion of long-term debt within the consolidated balance sheet with respect to the 15 communities held for sale as of such date. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 15 communities are reported in the following segments within the consolidated financial statements: Assisted Living (12 communities) and CCRCs-Rental (three communities). The 15 communities had resident fee revenue of $49.5 million and $51.5 million and facility operating expenses of $43.8 million and $44.6 million for the years ended December 31, 2017 and 2016, respectively.

Dispositions of Owned Communities during 2016

During the three months ended March 31, 2016, the Company sold seven of the 17 communities held for sale as of December 31, 2015 for an aggregate sales price of $46.7 million. The results of operations of these communities are reported in the Assisted Living and CCRCs-Rental segments within the consolidated financial statements through the respective disposition dates.  The remaining 10 communities were classified as held for sale as of December 31, 2016.
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
During 2016, the Company identified seven additional owned communities as held for sale.  During the three months ended December 31, 2016, the Company sold three of these communities for an aggregate sales price of $33.0 million.  The results of operations of these three communities are reported in the Assisted Living, CCRCs-Rental and Retirement Center segments through the respective disposition dates.  The remaining four communities were classified as held for sale as of December 31, 2016. During the year ended December 31, 2016, the Company recognized $15.8 million of impairment expense related to communities identified as assets held for sale, primarily due to the excess of carrying value, including $28.6 million of allocated goodwill, over the estimated selling price less costs to dispose.

Community Acquisitions during 2015

On December 29, 2014, the Company agreed to purchase the fee simple interest of nine communities previously leased to the Company for an aggregate purchase price of $60.0 million. On December 31, 2014, the Company paid the full purchase price of $51.4 million of cash as a deposit for the purchase of eight of the nine communities, and the Company took title to these eight communities at the closing on January 1, 2015. On May 1, 2015, the Company acquired the ninth community and paid the remainder of the purchase price of $8.6 million of cash. The results of operations of these communities are reported in the Assisted Living and CCRCs-Rental segments within the consolidated financial statements.

In February 2015, the Company acquired the underlying real estate associated with 15 communities that were previously leased for an aggregate purchase price of $268.6 million. The results of operations of these communities are reported in the Retirement Centers, Assisted Living, and CCRCs-Rental segments within the consolidated financial statements for the year ended December 31, 2015. The Company financed the transaction with cash on hand, amounts drawn on the secured credit facility and $20.0 million of seller financing. The $20.0 million note has a five year term and bears interest at a fixed rate of 8.0%. The fair value of the communities acquired was determined to approximate $187.2 million. The fair values of the property, plant and equipment of the acquired communities were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements within the fair value hierarchy. The range of capitalization rates utilized was 6.25% to 8.75%, depending upon the property type, geographical location, and the quality of the respective community. The Company recorded the difference between the amount paid and the estimated fair value of the communities acquired ($76.1 million) as a loss on facility lease termination on the consolidated statement of operations for the year ended December 31, 2015, which includes the reversal of $5.3 million of deferred lease liabilities associated with the termination of the operating lease agreements. The payment for the termination of the lease agreements has been included within net cash provided by operating activities within the consolidated statement of cash flows for the year ended December 31, 2015.

In October 2015, the Company acquired the underlying real estate associated with five communities that were previously leased for an aggregate purchase price of $78.4 million. The results of operations of these communities are reported in the Assisted Living segment. The Company financed the transaction with seller-financing.

Dispositions of Owned Communities during 2015

During the year ended December 31, 2015, the Company sold 17 communities for an aggregate selling price of $82.9 million. The results of operations of the communities are reported in the Retirement Centers, Assisted Living, and CCRCs-Rental segments within the consolidated financial statements through the respective disposition dates. As of December 31, 2015, the Company identified 17 communities as held for sale. As of December 31, 2015, $110.6 million was recorded as assets held for sale and $60.8 million of mortgage debt related to communities held for sale was included in the current portion of long-term debt within the Company's consolidated balance sheet.  During the year ended December 31, 2015, the Company recognized $18.4 million of impairment expense related to communities sold in 2015 and $15.2 million of impairment expense related to communities identified as assets held for sale as of December 31, 2015, primarily due to the excess of carrying value, including $8.1 million of allocated goodwill, over the estimated selling price less costs to dispose.

5.       Fair Value Measurements

Marketable Securities

As of December 31, 2017, marketable securities of $291.8 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy. The Company recognized gains of $0.6 million for marketable securities within interest income on the Company's consolidated statements of operations.

Interest Rate Derivatives

The Company's derivative assets include interest rate caps that effectively manage the risk above certain interest rates for a portion of the Company's variable rate debt. The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily available observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers the credit risk of its counterparties when evaluating the fair value of its derivatives. The following table summarizes the Company's interest rate cap instruments as of December 31, 2017:

(in thousands)
Current notional balance	$813,434
Weighted average fixed cap rate	4.67%
Earliest maturity date	2018
Latest maturity date	2022
Estimated asset fair value (included in other assets, net at December 31, 2017)	$38
Estimated asset fair value (included in other assets, net at December 31, 2016)	$127

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.9 billion and $3.6 billion as of December 31, 2017 and 2016, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of the goodwill and asset impairment expense.

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Goodwill (Note 8)	$205.0	$—	$—
Property, plant and equipment and leasehold intangibles, net (Note 7)	164.4	166.2	23.4
Investment in unconsolidated ventures (Note 6)	25.8	36.8	—
Other intangible assets, net (Note 8)	14.6	29.7	0.9
Assets held for sale (Note 4)	—	15.8	33.6
Goodwill and asset impairment	$409.8	$248.5	$57.9

Goodwill

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually during the fourth quarter or whenever indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value of a reporting unit is less than its carrying amount. The fair values used in the quantitative goodwill impairment test are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates. The Company also considers market based measures such as earnings multiples in its analysis of estimated fair values of its reporting units. If the quantitative goodwill impairment test results in a reporting unit's carrying amount exceeding its estimated fair value, an impairment charge will be recorded based on the difference in accordance with ASU 2017-04, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

During the three months ended September 30, 2017, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period since the last testing date, significant underperformance relative to historical and projected operating results, and an increased competitive environment in the senior living industry. Based upon the Company's qualitative assessment, the Company performed a quantitative goodwill impairment test as of September 30, 2017, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value.

In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, the Company utilized an income approach, which included future cash flow projections that are developed internally. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at the cash flow projections, the Company considered its historic operating results, approved budgets and business plans, future demographic factors, expected growth rates, and other factors. In using the income approach to estimate the fair value of reporting units for purposes of its goodwill impairment test, the Company made certain key assumptions. Those assumptions include future revenues, facility operating expenses, and cash flows, including sales proceeds that the Company would receive upon a sale of the communities using estimated capitalization rates, all of which are considered Level 3 inputs in accordance with ASC 820. The Company corroborated the estimated capitalization rates used in these calculations with capitalization rates observable from recent market transactions. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The Company also considered market based measures such as earnings multiples in its analysis of estimated fair values of its reporting units.

Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying amount of the Company's Assisted Living reporting unit exceeded its estimated fair value by $205.0 million as of September 30, 2017. As a result, the Company recorded a non-cash impairment charge of $205.0 million to goodwill within the Assisted Living operating segment for the three months ended September 30, 2017. Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the estimated fair value of both the Company's Retirement Centers and Brookdale Ancillary

Services reporting units exceeded their respective carrying values as of September 30, 2017. The Company concluded that goodwill for all reporting units was not impaired as of October 1, 2017 (the Company's annual measurement date) and as of December 31, 2017.

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

Property, Plant and Equipment and Leasehold Intangibles

During the years ended December 31, 2017, 2016 and 2015, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $164.4 million, $166.2 million, and $23.4 million for the years ended December 31, 2017, 2016, and 2015, respectively, primarily within the Assisted Living segment.

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

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the years ended December 31, 2017, and 2016, the Company recorded $25.8 million and $36.8 million, respectively, of non-cash impairment charges related to investments in unconsolidated ventures. These impairment charges are primarily due to lower than expected operating performance at the communities owned by the unconsolidated ventures and reflect the amount by which the carrying values of the investments exceeded their estimated fair value. Refer to Note 4 for more information about the impairment of the Blackstone Venture during 2017.

Other Intangible Assets

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

During 2016, the Company recorded $28.2 million of non-cash impairment charges related to community purchase options. These impairment charges are primarily due to lower than expected operating performance at the communities subject to the community purchase options and reflect the amount by which the carrying values of the community purchase options exceeded their estimated fair value. The fair values of the community purchase options were determined utilizing a direct capitalization method considering stabilized facility operating income and market capitalization rates for the underlying property subject to the community purchase option. These fair value measurements are considered Level 3 measurements within the fair value hierarchy. These impairment charges are primarily due to lower than expected operating performance at these properties and reflect the amount by which the carrying values of the assets exceeded their estimated fair value.

Assets Held for Sale

During the year ended December 31, 2017, the Company did not record impairment expense related to communities identified as held for sale. During the years ended December 31, 2016 and 2015, the Company recorded $15.8 million and $33.6 million, respectively, of non-cash impairment charges related to communities identified as held for sale, inclusive of the allocation of goodwill to the disposed communities. These impairment charges are primarily due to the excess of carrying value, including allocated goodwill, over the estimated selling price less costs to dispose. Refer to Note 4 for more information about the Company's community dispositions and assets held for sale.

6.       Variable Interest Entities and Investment in Unconsolidated Ventures

Variable Interest Entities

As of December 31, 2017, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds an equity ownership interest in each of the propco and opco of two ventures ("RIDEA Ventures") that operate senior housing communities in a RIDEA structure.  As of December 31, 2017, the Company's equity ownership interest is 10% for each of the RIDEA Ventures. The RIDEA Ventures have been identified as VIEs. The equity members of the RIDEA Ventures share certain operating rights, and the Company acts as manager to the opcos of the RIDEA Ventures. However, the Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the economic performance of these VIEs. The assets of the RIDEA Ventures primarily consist of the senior housing communities that the RIDEA Ventures own, resident fees receivable, and cash and cash equivalents. The obligations of the RIDEA Ventures primarily consist of notes payable, accounts payable and accrued expenses.

The Company holds a 15% equity ownership interest in the Blackstone Venture. The Blackstone Venture has been identified as a VIE due to the Company lacking substantive participation rights in the management of the venture and the Company lacking kick-out rights over the managing member. The equity members of the Blackstone Venture share certain operating rights and the Company acts as manager to 60 communities owned by the Blackstone Venture. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact the economic performance of the VIE. The assets of the Blackstone Venture primarily consist of senior housing communities, resident fees receivable and cash and cash equivalents. The assets of the Blackstone Venture primarily consist of senior housing communities, resident fees receivable and cash and cash equivalents. The obligations of the Blackstone Venture primarily consist of long-term mortgage debt, accounts payable and accrued expenses. In addition to $636.2 million of long-term mortgage debt, the Blackstone Venture initially obtained $66.8 million of mortgage debt that was payable in 2017. In the event that refinancing proceeds for the $66.8 million of mortgage debt were insufficient to repay the debt principal amount, the Company may have been required to lend the amount of the shortfall, up to $12.0 million, to the Blackstone Venture. In June 2017, the Blackstone Venture completed the refinancing of the $66.8 million mortgage debt payable in 2017 and the Company was not required to lend any amounts to the Blackstone Venture. As of December 31, 2017, the Company leases two communities from the Blackstone Venture with annual lease payments of approximately $2.6 million. Under the terms of the lease agreements, the Company may be required to purchase the two leased communities for an amount equal to the greater of the fair market value of the communities or $33.8 million if there is an event of default under the lease agreement. See Note 4 for more information about the Company's entry into the Blackstone Venture.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below as of December 31, 2017 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Amount
CCRC Venture opco	Investment in unconsolidated ventures	$29.6	$29.6
RIDEA Ventures	Investment in unconsolidated ventures	$41.3	$41.3
Blackstone Venture	Investment in unconsolidated ventures	$37.1	$37.1

As of December 31, 2017, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

Investment in Unconsolidated Ventures

The Company owns interests in the following ventures that are accounted for under the equity method as of December 31, 2017:

Venture	Ownership Percentage
CCRC Venture	51%
BKD-HCN Venture opco and propco	20%
Blackstone Venture	15%
HCP 49 Venture	10%
S-H Twenty-One Venture opco and propco	10%

Combined summarized financial information of the unconsolidated ventures accounted for under the equity method.

(in millions)	For the Years Ended December 31,
Statement of Operations Information	2017	2016	2015
Resident fee revenue	$1,354	$1,133	$964
Facility operating expenses	(946)	(779)	(679)
Net income (loss)	$(81)	$(4)	$(18)

(in millions)	As of December 31,
Balance Sheet Information	2017	2016
Current assets	$164	$128
Noncurrent assets	4,050	3,932
Current liabilities	672	1,153
Noncurrent liabilities	$2,813	$2,215

During the year ended December 31, 2016, the CCRC Venture obtained non-recourse mortgage financing on certain communities and received proceeds of $434.5 million.  The CCRC Venture distributed the net proceeds to its investors and the Company received proceeds of $221.6 million.  As a result of the distribution, the Company's carrying value of its equity method investment in the

CCRC Venture propco was reduced below zero and the Company has recorded a $49.5 million and $60.2 million equity method liability within other liabilities within the consolidated balance sheet as of December 31, 2017 and 2016, respectively.

In January 2017, the Company completed the sale of a 10% ownership interest in the HCP 49 Venture for $26.8 million of net cash proceeds. The Company retained a 10% ownership interest in the HCP 49 Venture.

In December 2017, the Company completed the sale of certain of its ownership interests in unconsolidated ventures for $36.0 million of net cash proceeds and recognized a $9.4 million gain within gain on sale of assets for the year ended December 31, 2017.

Refer to Note 5 for information on impairment expense for investment in unconsolidated ventures.

7.       Property, Plant and Equipment and Leasehold Intangibles, Net

As of December 31, 2017 and 2016, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following:

	As of December 31,
(in thousands)	2017	2016
Land	$449,295	$455,307
Buildings and improvements	4,923,621	5,053,204
Leasehold improvements	124,850	126,325
Furniture and equipment	1,006,889	974,516
Resident and leasehold operating intangibles	594,748	705,000
Construction in progress	74,678	69,803
Assets under capital and financing leases	1,742,384	2,879,996
	8,916,465	10,264,151
Accumulated depreciation and amortization	(3,064,320)	(2,884,846)
Property, plant and equipment and leasehold intangibles, net	$5,852,145	$7,379,305

Long-lived assets with definite useful lives are depreciated or amortized on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their estimated useful lives or the lease term) and are tested for impairment whenever indicators of impairment arise. Refer to Note 5 for information on impairment expense for property, plant and equipment and leasehold intangibles.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $479.4 million, $514.2 million and $721.0 million, respectively.

Future amortization expense for resident and leasehold operating intangibles is estimated to be as follows (in thousands):

Year Ending December 31,	Future Amortization
2018	$5,938
2019	5,197
2020	4,144
2021	2,748
2022	1,758
Thereafter	8,200
Total	$27,985

8.       Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying amount of goodwill presented on an operating segment basis.

	December 31, 2017
(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Retirement Centers	$28,141	$(820)	$—	$27,321
Assisted Living	605,469	(48,817)	(205,000)	351,652
Brookdale Ancillary Services	126,810	—	—	126,810
Total	$760,420	$(49,637)	$(205,000)	$505,783

	December 31, 2016
(in thousands)	Gross Carrying Amount	Dispositions and Other Reductions	Accumulated Impairment	Net
Retirement Centers	$28,141	$(820)	$—	$27,321
Assisted Living	600,162	(48,817)	—	551,345
Brookdale Ancillary Services	126,810	—	—	126,810
Total	$755,113	$(49,637)	$—	$705,476

The following is a summary of other intangible assets.

	December 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$9,533	$—	$9,533	$4,738	$—	$4,738
Health care licenses	50,927	—	50,927	65,126	—	65,126
Trade names	27,800	(23,714)	4,086	27,800	(21,135)	6,665
Management contracts	11,360	(7,929)	3,431	13,531	(7,053)	6,478
Total	$99,620	$(31,643)	$67,977	$111,195	$(28,188)	$83,007

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2017, 2016 and 2015 was $5.6 million, $9.2 million and $12.2 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization.  The community purchase options are not amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.  The Company is amortizing the trade names and management contract intangibles assets over their estimated weighted average useful lives of three years and nine years, respectively. Refer to Note 5 for information on impairment expense for goodwill and other intangible assets.

Future amortization expense for intangible assets with definite lives is estimated to be as follows (in thousands):

Year Ending December 31,	Future Amortization
2018	$3,180
2019	2,101
2020	596
2021	596
2022	596
Thereafter	448
Total	$7,517

9.       Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following:

	December 31,
(in thousands)	2017	2016
Mortgage notes payable due 2018 through 2047; weighted average interest rate of 4.59% in 2017, less debt discount and deferred financing costs of $16.6 million and $4.5 million in 2017 and 2016, respectively (weighted average interest rate of 4.50% in 2016)	$3,497,762	$3,184,229
Capital and financing lease obligations payable through 2032; weighted average interest rate of 6.75% in 2017 (weighted average interest rate of 8.08% in 2016)	1,271,554	2,485,520
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $6.4 million and $20.9 million in 2017 and 2016, respectively, interest at 2.75% per annum, due June 15, 2018	309,853	295,397
Construction financing (weighted average interest rate of 8.00% in 2016)	—	3,644
Other notes payable, weighted average interest rate of 5.98% in 2017 (weighted average interest rate of 5.33% in 2016) and maturity dates ranging from 2020 to 2021	63,122	76,377
Total long-term debt and capital and financing lease obligations	5,142,291	6,045,167
Less current portion	602,501	215,255
Total long-term debt and capital and financing lease obligations, less current portion	$4,539,790	$5,829,912

As of December 31, 2017 and 2016, the current portion of long-term debt within the Company's consolidated financial statements includes $30.1 million and $60.5 million, respectively, of mortgage notes payable secured by assets held for sale. This debt will either be assumed by the prospective purchasers or be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

The annual aggregate scheduled maturities of long-term debt and capital and financing lease obligations outstanding as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,	Long-term Debt	Capital and Financing Lease Obligations	Total
2018	$501,622	$576,388	$1,078,010
2019	328,515	137,047	465,562
2020	488,311	78,288	566,599
2021	338,632	61,841	400,473
2022	343,859	62,590	406,449
Thereafter	1,892,752	1,059,106	2,951,858
Total obligations	3,893,691	1,975,260	5,868,951
Less amount representing debt discount and deferred financing costs, net	(22,954)	—	(22,954)
Less amount representing interest (weighted average interest rate of 6.75%)	—	(703,706)	(703,706)
Total	$3,870,737	$1,271,554	$5,142,291

The aggregate scheduled maturities of capital and financing lease obligations for the year ending December 31, 2018 include the $374.5 million carrying value of the financing lease obligations for 20 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes. As described in Note 4, the leases for these communities have been amended to expire on or before November 1, 2018.

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

As of December 31, 2017, no borrowings were outstanding on the revolving credit facility and $41.8 million of letters of credit were outstanding under this credit facility. The Company also had separate unsecured letter of credit facilities of up to $64.5 million in the aggregate as of December 31, 2017.  Letters of credit totaling $64.4 million had been issued under these separate facilities as of December 31, 2017.

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

During the year ended December 31, 2017, the Company recorded $12.4 million of debt modification and extinguishment costs on the consolidated statement of operations for that period, primarily related to third party fees directly related to debt modifications.

During 2017, the Company repaid $78.9 million of outstanding principal balance on four existing loan portfolios secured by the non-recourse first mortgages on 13 communities and the Nurse on Call business. The Company plans to repay debt maturing in the upcoming year, including the $316.3 million outstanding principal amount of convertible senior notes due June 15, 2018, through current liquidity, future operating cash flows, and normal-course refinancings.

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

Convertible Debt

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). As of December 31, 2017, the $309.9 million carrying value of the Notes was included in the current portion of long-term debt within the consolidated balance sheet. It is the Company's current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.

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

The Notes bear interest at 2.75% per annum, payable semi-annually in cash.  The Notes are convertible at an initial conversion rate of 34.1006 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $29.325 per share), subject to adjustment. On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. In addition, Holders may convert their Notes at their option under the following circumstances:  (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (ii) during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. As of December 31, 2017, the Notes are not convertible. Unconverted Notes mature at par on June 15, 2018.

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

As of December 31, 2017, the "if converted" value of the Notes does not exceed their principal amount.

The interest expense associated with the Notes (excluding amortization of the associated deferred financing costs) was as follows:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Coupon interest	$8,697	$8,697	$8,697
Amortization of discount	13,586	12,625	11,732
Interest expense related to convertible notes	$22,283	$21,322	$20,429

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

Financial Covenants

Certain of the Company’s debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders’ equity levels and debt service ratios, and requiring the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. In addition, the Company’s debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements.

The Company’s failure to comply with applicable covenants could constitute an event of default under the applicable debt documents. Many of the Company’s debt and lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders or lessors). Furthermore, the Company’s debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of December 31, 2017, the Company is in compliance with the financial covenants of its outstanding debt agreements.

10.           Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
(in thousands)	2017	2016
Salaries and wages	$91,784	$102,025
Insurance reserves	63,309	71,123
Vacation	40,281	42,411
Real estate taxes	30,743	34,002
Interest	13,745	12,948
Lease payable	11,942	11,211
Accrued utilities	10,807	10,582
Taxes payable	2,636	2,818
Other	64,719	40,917
Total	$329,966	$328,037

11.       Commitments and Contingencies

Facility Operating Leases

As of December 31, 2017, the Company operated 434 communities under long-term leases (290 operating leases and 144 capital and financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary leases under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio would result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. The Company is responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 15 years. The remaining base lease terms vary from less than one year to 15 years and generally provide for renewal or extension options and in some instances, purchase options.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders’ equity levels and lease coverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. In addition, the Company’s lease documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements.

The Company’s failure to comply with applicable covenants could constitute an event of default under the applicable lease documents. Many of the Company’s debt and lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors). Certain leases contain cure provisions, which generally allow the Company to post an additional lease security deposit if the required covenant is not met. Furthermore, the Company’s leases are secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of December 31, 2017, the Company is in compliance with the financial covenants of its long-term leases.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Cash basis payment - operating leases	$365,077	$384,104	$372,148
Straight-line lease (income) expense	(14,313)	767	6,956
Amortization of (above) below market lease, net	(6,677)	(6,864)	(7,158)
Amortization of deferred gain	(4,366)	(4,372)	(4,372)
Facility lease expense	$339,721	$373,635	$367,574

The aggregate amounts of future minimum operating lease payments, including community and office leases, as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2018	$369,169
2019	348,038
2020	307,795
2021	266,296
2022	247,099
Thereafter	1,039,804
Total	$2,578,201

Other

The Company has employment or letter agreements with certain officers of the Company and has adopted policies to which certain officers of the Company are eligible to participate, which grant these employees the right to receive a portion or multiple of their base salary, pro-rata bonus, bonus and/or continuation of certain benefits, for a defined period of time, in the event of certain terminations of the officers' employment, as described in those agreements and policies.

12.       Self-Insurance

The Company obtains various insurance coverages from commercial carriers at stated amounts as defined in the applicable policy. Losses related to deductible amounts are accrued based on the Company's estimate of expected losses plus incurred but not reported claims.

As of December 31, 2017 and 2016, the Company accrued reserves of $165.0 million and $184.0 million, respectively, for these programs of which $101.7 million and $112.9 million is classified as long-term liabilities as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company accrued $17.5 million and $22.8 million, respectively, of estimated amounts receivable from the insurance companies under these insurance programs.  During the years ended December 31, 2017 and 2016, the Company recorded a $9.9 million and $35.4 million decrease in insurance expense from changes in estimates, respectively, due to general liability and professional liability and workers compensation claims experience.

The Company has secured self-insured retention risk under workers' compensation programs with cash deposits of $12.7 million and $12.4 million as of December 31, 2017 and 2016, respectively. Letters of credit securing the programs aggregated $71.8 million and $59.5 million as of December 31, 2017 and 2016, respectively.  In addition, the Company also had deposits of $33.9 million and $37.4 million as of December 31, 2017 and 2016, respectively, to fund claims paid under a high deductible, collateralized insurance policy.

13.       Retirement Plans

The Company maintains a 401(k) Retirement Savings Plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes matching contributions in amounts equal to 25.0% of the employee's contribution to the plan, up to a maximum of 4.0% of compensation. An additional matching contribution of 12.5%, subject to the same limit on compensation, may be made at the discretion of the Company, based upon the Company's performance. For the years ended December 31, 2017, 2016 and 2015, the Company's expense to the plan was $10.1 million, $8.2 million and $6.6 million, respectively.

14.       Stock-Based Compensation

The following table sets forth information about the Company's restricted stock awards (excluding restricted stock units):

(share amounts in thousands, except for value per share)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 1, 2015	3,552	$25.70
Granted	1,698	32.75
Vested	(1,275)	23.55
Cancelled/forfeited	(521)	18.68
Outstanding on December 31, 2015	3,454	28.80
Granted	3,141	14.56
Vested	(1,242)	26.79
Cancelled/forfeited	(745)	24.75
Outstanding on December 31, 2016	4,608	20.29
Granted	2,569	14.65
Vested	(1,276)	22.20
Cancelled/forfeited	(1,131)	18.95
Outstanding on December 31, 2017	4,770	$17.13

As of December 31, 2017, there was $47.5 million of total unrecognized compensation cost related to outstanding, unvested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years and is based on grant date fair value.

During 2017, grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(share amounts in thousands, except for value per share)	Shares Granted	Value Per Share	Total Value
Three months ended March 31, 2017	2,392	$14.84	$35,497
Three months ended June 30, 2017	71	$13.11	$937
Three months ended September 30, 2017	67	$13.19	$889
Three months ended December 31, 2017	39	$9.84	$377

The Company has an employee stock purchase plan for all eligible employees. Under the plan, eligible employees of the Company can purchase shares of the Company's common stock on a quarterly basis at a discounted price through accumulated payroll deductions. Each eligible employee may elect to deduct up to 15% of his or her base pay, not to exceed 200 shares, each quarter. Subject to certain limitations specified in the plan, on the last trading date of each calendar quarter, the amount deducted from each participant's pay over the course of the quarter will be used to purchase whole shares of the Company's common stock at a purchase price equal to 90% of the closing market price on the New York Stock Exchange on that date. The Company reserved 1,800,000 shares of common stock for issuance under the plan. The impact on the Company's consolidated financial statements is not material.

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

No shares were purchased pursuant to this authorization during the year ended December 31, 2017. During the year ended December 31, 2016, the Company repurchased 750,000 shares at a weighted average price paid per share of $12.83, for an aggregate purchase price of approximately $9.6 million.  As of December 31, 2017, approximately $90.4 million remains available under the share repurchase authorization.

16.       Income Taxes

The benefit (provision) for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Federal:
Current	$2,200	$(12)	$49
Deferred	15,310	(3,248)	95,259
Total Federal	17,510	(3,260)	95,308
State:
Current	(995)	(2,118)	(3,099)
Deferred (included in Federal above)	—	—	—
Total State	(995)	(2,118)	(3,099)
Total	$16,515	$(5,378)	$92,209

A reconciliation of the benefit (provision) for income taxes to the amount computed at the U.S. Federal statutory rate of 35% is as follows:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Tax benefit at U.S. statutory rate	$205,777	$139,657	$192,390
Impact of the Tax Act	114,716	—	—
State taxes, net of federal income tax	24,891	11,788	18,323
Tax credits	1,908	6,163	3,937
Valuation allowance	(246,037)	(142,862)	(111,797)
Goodwill impairment	(78,515)	(10,789)	(7,856)
Stock compensation	(4,093)	(5,716)	—
Other, net	(851)	(1,831)	(1,626)
Meals and entertainment	(726)	(868)	(1,090)
Return to provision	(555)	(920)	(72)
Total	$16,515	$(5,378)	$92,209

Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2017	2016
Deferred income tax assets:
Capital and financing lease obligations	$264,255	$862,038
Operating loss carryforwards	288,469	319,948
Accrued expenses	66,123	109,283
Deferred lease liability	52,869	93,358
Tax credits	49,556	49,550
Intangible assets	14,493	20,272
Deferred gain on sale leaseback	1,844	4,233
Prepaid revenue	1,825	2,626
Investment in unconsolidated ventures	2,861	—
Other	660	—
Total gross deferred income tax asset	742,955	1,461,308
Valuation allowance	(336,087)	(264,305)
Net deferred income tax assets	406,868	1,197,003
Deferred income tax liabilities:
Property, plant and equipment	(477,512)	(1,209,595)
Investment in unconsolidated ventures	—	(66,678)
Other	—	(1,376)
Total gross deferred income tax liability	(477,512)	(1,277,649)
Net deferred tax liability	$(70,644)	$(80,646)

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (“Tax Act”), a bill reforming the US corporate income tax code which will reduce the Company’s federal corporate tax rate from 35% to 21%. The rate reduction will take effect on January 1, 2018. For accounting purposes, however, the carrying value of the Company's deferred tax assets is determined by the enacted federal corporate income tax rate. Consequently, the changes in the federal corporate income tax rate have impacted the carrying value of the Company's net deferred tax liability position as of December 31, 2017 as such date is subsequent to the enactment date. Under the new corporate income tax rate of 21%, the Company's net deferred income tax assets and valuation allowance have decreased. In addition to the impact of the federal corporate income tax rate, the change in corporate tax law reduces the Company's valuation allowance and reduces its deferred tax assets related to Alternative Minimum Tax ("AMT") credits to cash or future receivable. Under the Tax Act, AMT is eliminated for corporations and AMT credits can be monetized thereafter. The overall net effect of the Tax Act on the Company's consolidated financial statements was a benefit of $114.7 million for the year ended December 31, 2017.

A summary of the effect of the Tax Act is as follows:

For the Year Ended
(in thousands)	December 31, 2017
Rate change - decrease in net deferred tax assets	$108,070
Rate change - decrease in valuation allowance	(172,235)
Impact on net operating loss usage	(50,551)
Reduction of deferred tax asset - AMT credits	2,361
Total impact of the Tax Act on the Company's deferred taxes position	(112,355)
Realization of AMT credits	(2,361)
Net impact of the Tax Act on the Company's effect tax rate	$(114,716)

In addition to the aforementioned impacts to the Company's consolidated financial statements as of December 31, 2017, the Tax Act will have other impacts on the Company in the future. The Company's federal net operating losses that have been incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The Company has estimated the impact of the Tax Act on state income taxes reflected in its income tax benefit for the year ended December 31, 2017. Reasonable estimates for the Company’s state and local provision were made based on the Company's analysis of tax reform. These provisional amounts may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

As of December 31, 2017 and 2016, the Company had federal net operating loss carryforwards of approximately $1.2 billion and $1.0 billion, respectively, which are available to offset future taxable income through 2037. The Company determined that a valuation allowance was required after consideration of the Company's estimated future reversal of existing timing differences as of December 31, 2017 and 2016. For the year ended December 31, 2017, the Company recorded a provision of approximately $71.8 million (including the impact from Tax Act) to reflect the required valuation allowance of $336.1 million as of December 31, 2017. The valuation allowance reflects that the Company's net operating losses will begin to expire in 2024.

A summary of the change in the Company's valuation allowance is as follows:

For the Year Ended
(in thousands)	December 31, 2017
Increase in valuation allowance before consideration of the Tax Act	$246,037
Increase due to the adoption of ASU 2016-09	48,531
Total increase in valuation allowance	294,568

Tax Act rate change - decrease in valuation allowance	(172,235)
Impact on net operating loss usage	(50,551)
Total decrease in valuation allowance due to Tax Act	(222,786)
Total increase in valuation allowance	$71,782

For the year ended December 31, 2016, the Company determined that a valuation allowance was required due to the loss before income taxes, combined with the Company's estimated reversal of future timing differences as of December 31, 2016. As a result, the Company recorded a valuation allowance of $264.3 million as of December 31, 2016.

The Company has recorded valuation allowances of $286.6 million and $218.1 million as of December 31, 2017 and 2016, respectively, against its federal and state net operating losses, as the Company anticipates these losses will not be utilized prior to expiration. The Company also recorded a valuation allowance against federal and state credits of $49.5 million and $49.6 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company had gross tax affected unrecognized tax benefits of $18.5 million and $29.1 million, respectively, which, if recognized, would result in an income tax benefit recorded in the consolidated statement of operations. Interest and penalties related to these tax positions are classified as tax expense in the Company's consolidated financial statements. Total interest and penalties reserved is $0.1 million as of December 31, 2017 and 2016. As of December 31, 2017, the Company's tax returns for years 2013 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination. The Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2017 and prior years will significantly change in 2018.

A reconciliation of the unrecognized tax benefits is as follows:

	For the Years Ended December 31,
(in thousands)	2017	2016
Balance at January 1,	$29,160	$30,236
Additions for tax positions related to the current year	184	—
Additions for tax positions related to prior years	—	30
Reductions for the Impact of the Tax Act	(10,859)	—
Reductions for tax positions related to prior years	(24)	(1,106)
Balance at December 31,	$18,461	$29,160

17.       Supplemental Disclosure of Cash Flow Information

(in thousands)	For the Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2017	2016	2015
Interest paid	$294,758	$349,535	$360,960
Income taxes paid, net of refunds	$1,038	$2,047	$2,952

Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$221,476	$300,113	$448,682
Accounts payable	(7,589)	33,534	(37,631)
Net cash paid	$213,887	$333,647	$411,051
Acquisition of assets, net of related payables:
Prepaid expenses and other assets	$—	$—	$(53,405)
Property, plant and equipment and leasehold intangibles, net	—	19,457	198,558
Other intangible assets, net	5,196	(7,300)	(7,294)
Long-term debt	—	—	(101,558)
Capital and financing lease obligations	—	—	155,230
Other liabilities	—	—	(315)
Net cash paid	$5,196	$12,157	$191,216
Proceeds from sale of assets, net:
Prepaid expenses and other assets	$(17,072)	$(4,543)	$25,780
Assets held for sale	(20,952)	(289,452)	—
Property, plant and equipment and leasehold intangibles, net	(155,723)	—	(82,953)
Investments in unconsolidated ventures	(52,548)	—	—
Other liabilities	(1,058)	3,281	(960)
Long-term debt	8,547	—	—
Capital and financing lease obligations	157,963	—	8,907
Refundable entrance fees and deferred revenue	30,771	—	—
Gain on sale of assets, net	(19,273)	(7,218)	—
(Gain) loss on lease termination	(1,162)	—	—
Net cash received	$(70,507)	$(297,932)	$(49,226)

Formation of the Blackstone Venture:
Prepaid expenses and other assets	$(8,173)	$—	$—
Property, plant and equipment and leasehold intangibles, net	(768,897)	—	—
Investments in unconsolidated ventures	66,816	—	—
Capital and financing lease obligations	879,959	—	—
Deferred liabilities	7,504	—	—
Other liabilities	1,998	—	—
Net cash paid	$179,207	$—	$—

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets	$199	$(3,195)	$—
Assets held for sale	(29,544)	278,675	110,620
Property, plant and equipment and leasehold intangibles, net	29,345	(262,711)	(113,592)
Goodwill	—	(28,568)	(12,200)
Asset impairment	—	15,799	15,172
Net	$—	$—	$—
Amendments to leases:
Property, plant and equipment and leasehold intangibles, net	$(145,645)	$—	$26,644
Other intangible assets, net	—	—	(5,202)
Capital and financing lease obligations	147,886	—	(23,738)
Deferred liabilities	7,447	—	—
Other liabilities	(9,688)	—	2,296
Net	$—	$—	$—
Contribution to CCRC Venture:
Property, plant and equipment and leasehold intangibles, net	$—	$—	$(25,717)
Investment in unconsolidated ventures	—	—	7,422
Long-term debt	—	—	18,295
Net	$—	$—	$—

18.       Litigation

The Company has been and is currently involved in litigation and claims, including putative class action claims from time to time, incidental to the conduct of its business which are generally comparable to other companies in the senior living and healthcare industries. Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve. As a result, the Company maintains general liability and professional liability insurance policies in amounts and with coverage and deductibles the Company believes are adequate, based on the nature and risks of its business, historical experience and industry standards. The Company's current policies provide for deductibles for each claim. Accordingly, the Company is, in effect, self-insured for claims that are less than the deductible amounts and for claims or portions of claims that are not covered by such policies.

Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. In addition, as a result of the Company's participation in the Medicare and Medicaid programs, the Company is subject to various governmental reviews, audits and investigations, including but not limited to audits under various government programs, such as the Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC) programs. The costs to respond to and defend such reviews, audits and investigations may be significant, and an adverse determination could result in citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation.

19.       Segment Information

As of December 31, 2017 the Company has five reportable segments:  Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

Assisted Living.  The Company's Assisted Living segment includes owned or leased communities that offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. Assisted living communities include both freestanding, multi-story communities and freestanding, single story communities. The Company also operates memory care communities, which are freestanding assisted living communities specially designed for residents with Alzheimer's disease and other dementias.

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

Brookdale Ancillary Services. The Company's Brookdale Ancillary Services segment includes the home health, hospice and outpatient therapy services, as well as education and wellness programs, provided to residents of many of the Company's communities and to seniors living outside of the Company's communities. The Brookdale Ancillary Services segment does not include the inpatient therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs-Rental segment.

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

The following table sets forth selected segment financial and operating data:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Revenue:
Retirement Centers (1)	$654,196	$679,503	$657,940
Assisted Living (1)	2,210,688	2,419,459	2,445,457
CCRCs-Rental (1)	468,994	592,826	604,572
Brookdale Ancillary Services (1)	446,262	476,833	469,158
Management Services (2)	966,976	808,359	783,481
	$4,747,116	$4,976,980	$4,960,608
Segment Operating Income (3):
Retirement Centers	$271,417	$294,530	$285,257
Assisted Living	749,058	876,817	877,303
CCRCs-Rental	106,162	133,409	150,495

Brookdale Ancillary Services	51,348	64,463	75,210
Management Services	75,845	70,762	60,183
	1,253,830	1,439,981	1,448,448
General and administrative (including non-cash stock-based compensation expense)	255,446	313,409	370,579
Transaction costs	22,573	3,990	8,252
Facility lease expense:
Retirement Centers	117,131	120,272	114,738
Assisted Living	185,971	193,670	197,452
CCRCs-Rental	29,464	51,727	47,937
Brookdale Ancillary Services	—	—	—
Corporate and Management Services	7,155	7,966	7,447
Depreciation and amortization:
Retirement Centers	95,226	94,049	104,063
Assisted Living	290,344	308,639	489,933
CCRCs-Rental	44,294	66,431	87,754
Brookdale Ancillary Services	3,723	4,075	7,451
Corporate and Management Services	48,490	47,208	43,964
Goodwill and asset impairment:
Retirement Centers	2,968	31,384	209
Assisted Living	342,788	132,389	46,179
CCRCs-Rental	18,083	46,329	10,654
Brookdale Ancillary Services	14,599	1,596	899
Corporate and Management Services	31,344	36,817	—
Loss on facility lease termination	14,276	11,113	76,143
Income (loss) from operations	$(270,045)	$(31,083)	$(165,206)

Total interest expense:
Retirement Centers	$55,436	$56,827	$58,397
Assisted Living	207,861	249,449	250,116
CCRCs-Rental	27,665	39,824	39,502
Brookdale Ancillary Services	892	1,461	1,354
Corporate and Management Services	34,300	38,056	39,395
	$326,154	$385,617	$388,764

Total capital expenditures for property, plant and equipment, and leasehold intangibles:
Retirement Centers	$47,309	$59,978	$161,986
Assisted Living	119,717	156,732	220,893
CCRCs-Rental	24,297	37,800	54,864
Brookdale Ancillary Services	755	1,576	4,061
Corporate and Management Services	29,398	44,027	6,878
	$221,476	$300,113	$448,682

	As of December 31,
(in thousands)	2017	2016
Total assets:
Retirement Centers	$1,266,076	$1,452,546
Assisted Living	4,535,114	5,831,434
CCRCs-Rental	667,234	935,389
Brookdale Ancillary Services	257,257	280,530
Corporate and Management Services	949,768	717,788
	$7,675,449	$9,217,687

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes reimbursements for which the Company is the primary obligor of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

20.       Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for each of the fiscal quarters in 2017 and 2016:

	For the Quarters Ended
(in thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$1,216,766	$1,186,472	$1,177,988	$1,165,890
Goodwill and asset impairment	20,706	1,559	368,551	18,966
Income (loss) from operations	48,126	30,174	(350,970)	2,625
Income (loss) before income taxes	(42,333)	(49,072)	(445,147)	(51,569)
Net income (loss)	(126,361)	(46,337)	(413,929)	15,021
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(126,304)	(46,287)	(413,885)	15,057
Weighted average basic and diluted income (loss) per share	$(0.68)	$(0.25)	$(2.22)	$0.08

	For the Quarters Ended
(in thousands, except per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$1,263,156	$1,258,830	$1,246,126	$1,208,868
Goodwill and asset impairment	3,375	4,152	19,111	221,877
Income (loss) from operations	41,354	58,287	47,645	(178,369)
Income (loss) before income taxes	(47,152)	(35,368)	(47,569)	(269,169)
Net income (loss)	(48,817)	(35,491)	(51,728)	(268,600)
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	(48,775)	(35,450)	(51,685)	(268,487)
Weighted average basic and diluted income (loss) per share	$(0.26)	$(0.19)	$(0.28)	$(1.45)

21.       Subsequent Events

In February 2018, the Company determined that it plans to market in 2018 and sell approximately 30 owned communities. The closings of such sales of assets are subject to the Company’s successful marketing of such assets on terms acceptable to the

Company. Further, the closings of the expected sales of such assets will be subject to the satisfaction of various closing conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017
(In thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$26,501	$25,132		$2,135		$(27,298)	$26,470
Year ended December 31, 2016	$26,470	$30,632		$2,680		$(32,738)	$27,044
Year ended December 31, 2017	$27,044	$25,370		$555		$(29,857)	$23,112

Deferred Tax Valuation Allowance:
Year ended December 31, 2015	$9,213	$111,797	(1)	$592	(1)	$—	$121,602
Year ended December 31, 2016	$121,602	$142,862	(2)	$—		$(159)	$264,305
Year ended December 31, 2017	$264,305	$71,782	(3)	$—		$—	$336,087

(1)  Adjustment to valuation allowance for federal and state net operating losses and federal credits of $81,968 and $30,421, respectively.
(2)  Adjustment to valuation allowance for federal and state net operating losses and federal credits of $128,931 and $13,931, respectively.
(3)  Additional valuation allowance for federal and state net operating losses of $294,568 and a reduction of $222,786 resulting from the Tax Cuts and Jobs Act.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Based on the Company's evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

To the extent not set forth herein, the information required by this item is incorporated by reference from the discussions under the headings "Proposal 1—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2017.

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

The information required by this item is incorporated by reference from the discussions under the headings "Compensation of Directors" and "Compensation of Executive Officers" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent not set forth herein, the information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2017.

The following table provides certain information as of December 31, 2017 with respect to our equity compensation plans (after giving effect to shares issued and/or vesting on such date):

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a) (1)	(b)	(c) (2)
Equity compensation plans approved by security holders	—	—	11,236,601
Equity compensation plans not approved by security holders (3)	—	—	52,380
Total	—	—	11,288,981

(1)
As of December 31, 2017, an aggregate of 4,605,849 shares of unvested restricted stock and 15,547 vested restricted stock units were outstanding under our 2014 Omnibus Incentive Plan, and an aggregate of 164,248 shares of unvested restricted stock and 6,850 vested restricted stock units were outstanding under our Omnibus Stock Incentive Plan.  Such shares of restricted stock and restricted stock units are not reflected in the table above. Our 2014 Omnibus Incentive Plan allows awards to be made in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, unrestricted shares, performance awards and other stock-based awards.

(2)
The number of shares remaining available for future issuance under equity compensation plans approved by security holders consists of 10,394,670 shares remaining available for future issuance under our 2014 Omnibus Incentive Plan and 841,931 shares remaining available for future issuance under our Associate Stock Purchase Plan.

(3)
Represents shares remaining available for future issuance under our Director Stock Purchase Plan. Under the existing compensation program for the members of our Board of Directors, each non-employee director has the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of his or her quarterly cash compensation. Any immediately vested shares that are elected to be received will be issued pursuant to the Director Stock Purchase Plan. Under the director compensation program, all cash amounts are payable quarterly in arrears, with payments to be made on April 1, July 1, October 1 and January 1. Any immediately vested shares that a director elects to receive under the Director Stock Purchase Plan will be issued at the same time that cash payments are made. The number of shares to be issued will be based on the closing price of our common stock on the date of issuance (i.e., April 1, July 1, October 1 and January 1), or if such date is not a trading date, on the previous trading day's closing price. Fractional amounts will be paid in cash. The Board of Directors initially reserved 100,000 shares of our common stock for issuance under the Director Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussions under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2017.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion under the heading "Proposal 2—Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of December 31, 2017.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1)	Our Audited Consolidated Financial Statements

Report of the Independent Registered Public Accounting Firm

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

2)	Exhibits:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Brookdale Senior Living Inc. (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-32641)).

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
10.1.1
Amended and Restated Master Lease and Security Agreement dated as of November 1, 2017, by and between certain of the Company's affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors. †

10.1.2
First Amendment to Amended and Restated Master Lease and Security Agreement dated as of January 10, 2018, by and between certain of the Company's affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors.

10.2
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).

10.3
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

10.16.1
Brookdale Senior Living Inc. Omnibus Stock Incentive Plan, as amended and restated effective June 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2009 (File No. 001-32641)) (the "Omnibus Stock Incentive Plan").*

10.16.2
First Amendment to the Omnibus Stock Incentive Plan effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2009 (File No. 001-32641)).*

10.17
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.18
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.19
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.20
Form of Restricted Share Agreement under the Omnibus Stock Incentive Plan (2013 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 19, 2013 (File No. 001-32641)).*

10.21
Amended and Restated Brookdale Senior Living Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2017 (File No. 001-32641)) (the "Omnibus Incentive Plan").*

10.22
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.23
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.24
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.25
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-32641)).*

10.26
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.27
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.28
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.29
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2016 (File No. 001-32641)).*

10.30
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.31
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Time-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.32
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Committee Members) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.33
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2017 Performance-Vesting Form for Executive Vice Presidents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.34
Form of Restricted Share Agreement under the Omnibus Incentive Plan (Time-Vesting Form for New Directors) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015 (File No. 001-32641)).*

10.35
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of October 1, 2015, by and between the Company and Daniel A. Decker (Time-Vesting) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-32641)).*

10.36
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of November 7, 2016, by and between the Company and Daniel A. Decker (Time-Vesting) (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on February 15, 2017 (File No. 001-32641)).*

10.37	Restricted Share Agreement under the Omnibus Incentive Plan, dated as of January 5, 2018, by and between the Company and Daniel A. Decker (Performance-Vesting).*
10.38
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32641)).*

10.39
Form of Outside Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-32641)).*

10.40.1
Brookdale Senior Living Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2008 (File No. 001-32641)) (the "Associate Stock Purchase Plan").*

10.40.2
First Amendment to Associate Stock Purchase Plan, effective as of December 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2013 (File No. 001-32641)).*

10.41.1
Form of Severance Letter and Brookdale Senior Living Inc. Severance Pay Policy, Tier I (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-32641)).*

10.41.2
Amendment No. 1 to Severance Pay Policy, Tier I, adopted by the Company on April 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.41.3
Amendment No. 2 to Severance Pay Policy, Tier I, adopted by the Company on August 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-32641)).*

10.41.4
Amendment No. 3 to Severance Pay Policy, Tier I, adopted by the Company on January 19, 2017 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 001-32641)).*

10.42.1
Employment Agreement, dated as of February 11, 2013, by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013 (File No. 001-32641)).*

10.42.2
Amendment No. 1 to Employment Agreement dated as of April 23, 2015 by and between the Company and T. Andrew Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2015 (File No. 001-32641)).*

10.43
Letter Agreement dated as of November 7, 2016 by and between the Company and Daniel A. Decker (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K filed on February 15, 2017 (File No. 001-32641)).*

10.44	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-32641)).*
10.45
Summary of Brookdale Senior Living Inc. Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 30, 2009 (File No. 333-160354)).*

10.46
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

BROOKDALE SENIOR LIVING INC.

By:	/s/ T. Andrew Smith
Name:	T. Andrew Smith
Title:	President and Chief Executive Officer
Date:	February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Andrew Smith	President, Chief Executive Officer and Director	February 22, 2018
T. Andrew Smith	(Principal Executive Officer)

/s/ Lucinda M. Baier	Chief Financial Officer	February 22, 2018
Lucinda M. Baier	(Principal Financial Officer)

/s/ Dawn L. Kussow	Senior Vice President and Chief Accounting Officer	February 22, 2018
Dawn L. Kussow	(Principal Accounting Officer)

/s/ Marcus E. Bromley	Director	February 22, 2018
Marcus E. Bromley

/s/ Frank M. Bumstead	Director	February 22, 2018
Frank M. Bumstead

/s/ Jackie M. Clegg	Director	February 22, 2018
Jackie M. Clegg

/s/ Daniel A. Decker	Director	February 22, 2018
Daniel A. Decker

/s/ Jeffrey R. Leeds	Director	February 22, 2018
Jeffrey R. Leeds

/s/ James R. Seward	Director	February 22, 2018
James R. Seward

/s/ Lee S. Wielansky	Director	February 22, 2018
Lee S. Wielansky