Form 10-K/A
period 2017-12-31
Brookdale Senior Living Inc.
filed 2018-04-24
CIK 1332349

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

As of April 19, 2018, 187,572,373 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2017

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Brookdale Senior Living Inc. (“Brookdale,” the “Company,” “we,” or “our”) for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018 (the “Original Filing”).

We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. The reference on the cover page of the Original Filing to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below and the updates to the List of Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information Concerning Directors
The Company's Board of Directors (the "Board") is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors expire at the annual meetings of stockholders to be held in 2020, 2019 and 2018, respectively. Biographical information for our directors is set forth below. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for a description of securities beneficially owned by our directors.

Name	Age	Position with Brookdale	Class
Lee S. Wielansky	66	Non-Executive Chairman of the Board	Class I
Lucinda M. Baier	53	President, Chief Executive Officer and Director	Class I
Marcus E. Bromley	68	Director	Class III
Frank M. Bumstead	76	Director	Class I
Jackie M. Clegg	56	Director	Class II
Jeffrey R. Leeds	72	Director	Class III
James R. Seward	65	Director	Class II

Lee S. Wielansky has more than 40 years of commercial real estate investment, management and development experience. Mr. Wielansky currently serves as Chairman and CEO of Opportunistic Equities, which specializes in low income housing. He has also served as Chairman and CEO of Midland Development Group, Inc., which he re-started in 2003 and focused on the development of retail properties in the mid-west and southeast. Prior to Midland, he served as President and CEO of JDN Development Company, Inc. and as a director of JDN Realty Corporation. Before joining JDN, he served as Managing Director – Investments of Regency Centers Corporation, which in 1998 acquired Midland Development Group, a retail properties development company co-founded by Mr. Wielansky in 1983. Mr. Wielansky joined the Board in April 2015 and became Non-Executive Chairman in February 2018. He is an independent director. He also serves as Lead Trustee of Acadia Realty Trust and served as a director of Isle of Capri Casinos, Inc. from 2007 to 2017 and Pulaski Financial Corp. from 2005 to 2016. Mr. Wielansky received a bachelor's degree in Business Administration, with a major in Real Estate and Finance, from the University of Missouri – Columbia, where he is currently a member of the Strategic Development Board of the College of Business. He also serves on the Board of Directors of The Foundation for Barnes-Jewish Hospital. Mr. Wielansky’s real estate investment, management and development experience, as well as his service as a director of several public companies, led to the conclusion that he should serve as a member of the Board.
Lucinda M. Baier has served as Brookdale’s President and Chief Executive Officer and as a member of the Board since February 2018, after having served as Brookdale’s Chief Financial Officer since December 2015. In addition to experience as a seasoned Chief Financial Officer in several companies, she has had multi-billion dollar P&L responsibility, served as an executive officer of a Fortune 30 company, been the Chief Executive Officer for a publicly-traded retailer and has served for more than a decade as a Board member of public and private companies, including serving as the Chairman of the Board. Prior to joining Brookdale, Ms. Baier served as Chief Financial Officer of Navigant Consulting, Inc., a specialized global expert services firm, since March 2013 and its Executive Vice President since February 2013.  Additionally, Ms. Baier has served as the Chief Financial Officer of Central Parking System, Inc., Movie Gallery, Inc., and World Kitchen, LLC. Ms. Baier's experience also includes serving as the Senior Vice President and General Manager of Sears, Roebuck and Co.'s Credit and Financial Products business and serving as the Chairman of Sears National Bank. From 2007 to 2016, Ms. Baier served as a member of the Board of Directors and Audit Committee of The Bon-Ton Stores, Inc. Ms. Baier is a Certified Public Accountant and is a graduate of Illinois State University, with Bachelor and Master of Science degrees in Accounting. Ms. Baier's appointment as the Company's President and Chief Executive Officer after demonstrating her abilities as a change-oriented executive as our Chief Financial Officer and in multiple leadership roles at other companies led to the conclusion that she should serve as a member of the Board.

Marcus E. Bromley joined Brookdale’s Board in July 2017 as an independent director and brings more than 35 years of real estate industry leadership experience. He served as chairman of the board and chief executive officer of Gables Residential Trust from 1993 until 2000, and then as a member of its board until the company was acquired in 2005. Prior to joining Gables Residential Trust, Mr. Bromley was a division partner for the Southeast operation of Trammell Crow Residential Company. Mr. Bromley has served as a member of the board of Cole Credit Property Trust V, Inc., a non-listed real estate investment trust, since March 2015 and as its non-executive chairman since June 2015. Mr. Bromley also currently serves as a member of the advisory board of Nancy Creek Capital Management, LLC, a private mezzanine debt and equity investment firm. Previously, Mr. Bromley served as a member of the boards of Cole Corporate Income Trust, Inc. from January 2011 until January 2015, of Cole Credit Property Trust II, Inc. from 2005 until July 2013, and of Cole Credit Property Trust III, Inc. from 2008 until 2012, each of which was a non-listed real estate investment trust. Mr. Bromley holds a B.S. in Economics from Washington & Lee University and an M.B.A. from the University of North Carolina. Mr. Bromley's significant executive, leadership and advisory experience in the real estate industry led to the conclusion that he should serve as a member of the Board.
Frank M. Bumstead has over 40 years’ experience in the field of business and investment management and financial and investment advisory services. He also has represented buyers and sellers in a number of merger and acquisition transactions, including the sale of CMT (now a nationwide cable network) from its previous owners to Gaylord Entertainment, Inc. Mr. Bumstead is a principal shareholder of Flood, Bumstead, McCready & McCarthy, Inc., a business management firm that represents artists, songwriters and producers in the music industry as well as athletes and other high net worth clients. He has been with the firm since 1989. From 1993 to December 1998, Mr. Bumstead served as the Chairman and Chief Executive Officer of FBMS Financial, Inc., an investment advisor registered under the Investment Company Act of 1940. Mr. Bumstead joined the Board in August 2006 and is an independent director. Prior to our acquisition of American Retirement Corporation ("ARC"), Mr. Bumstead served as the Lead Director of ARC, where he had served as a member of the board of directors for 11 years. He served in 2015 as Chairman of the board of directors of the Country Music Association and is also Vice Chairman of the board of directors and Chairman of the Finance and Investment Committee of the Memorial Foundation, Inc., a charitable foundation. He also currently serves on the board of directors of Nashville Wire Products, Inc. Mr. Bumstead has also served as a director and as a member of the Audit Committee of Syntroleum Corporation. He also has previously served on the boards of the Dede Wallace Center, The American Red Cross, ECA, Inc., American Constructors, Inc., American Fine Wire, Inc., Junior Achievement of Nashville, and Watkins Institute. In addition, he previously served as a member of the board of advisors of United Supermarkets of Texas, LLC and was Chairman of its Finance and Audit Committee. Mr. Bumstead received a B.B.A. degree from Southern Methodist University and a Masters of Business Management from Vanderbilt University’s Owen School of Management. Mr. Bumstead’s experience in business management and as a director of several public companies, along with his knowledge of the senior housing industry (through his prior service as a director of ARC), led to the conclusion that he should serve as a member of the Board.
The Honorable Jackie M. Clegg brings extensive transactional and financial experience, along with expertise in corporate governance and public policy, through her work as a strategic consultant, in government service and as a director of a number of public companies. Ms. Clegg joined the Board in November 2005 as an independent director. Ms. Clegg founded the strategic consulting firm Clegg International Consultants, LLC, and has served as its Managing Partner since 2001. Prior to that, Ms. Clegg was nominated by the President of the United States and confirmed by the U.S. Senate to serve as the Vice Chair of the Board of Directors and First Vice President of the Export-Import Bank of the United States, the official export credit institution of the United States of America, and then served as Chief Operating Officer. In her role with the Export-Import Bank, Ms. Clegg had direct supervisory responsibilities for the financial operations of the Export-Import Bank and was responsible for financing more than $50 billion in U.S. exports and a portfolio of $65 billion, budgeting decisions for the Export-Import Bank’s operational and program budgets and opening Export-Import Bank programs in several countries. Ms. Clegg also served as chair of the Loan and Audit Committees of the Board of Directors and as chair of the Budget Task Force and the Technology and Pricing Committees of the Export-Import Bank. Prior to her Export-Import Bank service, Ms. Clegg worked in the U.S. Senate, focusing on international finance and monetary policy, national security and foreign affairs. Ms. Clegg also draws on her significant experience in service on the boards of directors of public companies and private organizations. She currently serves on the board of directors and chairs the Audit Committee of the Public Welfare Foundation. She has previously served as a director of CME Group Inc. (the parent company of the Chicago Mercantile Exchange), the Chicago Board of Trade, Cardiome Pharma Corp., Javelin Pharmaceuticals, Inc., IPC Holdings, Ltd. and Blockbuster, Inc. She previously chaired the Nominating and Corporate Governance

Committees of Blockbuster, Inc., IPC Holdings, Ltd. and Cardiome Pharma Corp. and the Audit Committees of the IPC Holdings, Ltd., Chicago Board of Trade, Cardiome Pharma Corp. and Javelin Pharmaceuticals, Inc. She has also chaired and served on numerous special committees overseeing mergers, acquisitions, and financing transactions and has helped companies through the IPO process. Based on her current and former positions and directorships, Ms. Clegg has gained significant financial, corporate governance, public policy, infrastructure, operating and real estate experience. Ms. Clegg’s extensive transactional and financial experience, as well as her experience in the public sector and as a director of numerous public companies (including her service as chairman of the foregoing standing and special committees) led to the conclusion that she should serve as a member of the Board.
Jeffrey R. Leeds is a financial services industry veteran with extensive experience in mergers, acquisitions and dispositions, capital markets and public company management. Mr. Leeds retired as Executive Vice President and Chief Financial Officer of GreenPoint Financial Corporation and GreenPoint Bank in October 2004, having served since January 1999. Prior to that, he was Executive Vice President, Finance and Senior Vice President and Treasurer of GreenPoint. Prior to GreenPoint, Mr. Leeds was with Chemical Bank for 14 years, having held positions as Head of Asset and Liability Management, Proprietary Trading and Chief Money Market Economist. Mr. Leeds has been an independent member of the Board since November 2005 and served as Non-Executive Chairman of the Board from June 2012 through September 2015. He previously served as a director and chair of the Audit Committee of Och-Ziff Capital Management Group LLC and as a director and Audit Committee member of United Western Bancorp. Mr. Leeds received a B.A. in economics from the University of Michigan and an MBA and M.Ph. from Columbia University. Mr. Leeds’ experience as an executive and principal financial officer, along with his extensive financial industry and transactional expertise, led to the conclusion that he should serve as a member of the Board.
James R. Seward has extensive experience in senior management and oversight in the investment sector, including significant experience in mergers and acquisitions and capital markets transactions. Mr. Seward is a Chartered Financial Analyst and, since 2000, has been a private investor. Previously, Mr. Seward was Executive Vice President, Chief Financial Officer, and director of Seafield Capital Corporation, a publicly-traded investment holding company. In that capacity, Mr. Seward also served as a director and as a member of the executive committee and as Audit Committee Chairman of LabOne, a provider of health screening and risk assessment services to life insurance companies and clinical diagnostic testing services to healthcare providers, until LabOne was sold to Quest Diagnostics in 2005. Mr. Seward also previously served as Chief Executive Officer and President of SLH Corporation, a spin-off of Seafield Capital Corporation. Mr. Seward joined the Board in November 2008 and is an independent director. He also currently serves as Chairman of the Board of Trustees and as a member of the Audit Committee and Valuation, Portfolio and Performance Committee of RBC Funds, a registered investment company. He previously served as a director of ARC and has also served as a member of the board of directors and Audit Committee of Syntroleum Corporation. Mr. Seward received a Bachelor of Arts degree from Baker University, a Masters in Public Administration, City Management from the University of Kansas and a Masters in Business Administration, Finance from the University of Kansas. Mr. Seward’s experience and credentials in investing and finance, along with his knowledge of both the senior housing industry (through his prior service as a director of ARC) and the health care industry (through his prior service as a director of LabOne), led to the conclusion that he should serve as a member of the Board.
Agreement with Respect to Marcus E. Bromley
On July 25, 2017, we entered into an agreement (the “Standstill Agreement”) with Land & Buildings Investment Management, LLC and certain affiliates thereof (collectively, “Land & Buildings”). On such date, Land & Buildings beneficially owned approximately 1.1% of our outstanding common stock. Pursuant to the Standstill Agreement, we agreed to cause the Board to appoint, and the Board did appoint, Mr. Bromley to the Board as a Class III director on July 25, 2017 to serve until the 2018 annual meeting of stockholders. We also agreed that effective upon Mr. Bromley's appointment to the Board, we would cause the Board to appoint, and the Board did appoint, Mr. Bromley to each of the Audit Committee and the Investment Committee of the Board. We also agreed to ensure that during the Standstill Period (as defined below), any new committee of the Board that may be established includes Mr. Bromley. Additionally, if, during the Standstill Period, Mr. Bromley is unable to serve as a director for any reason, resigns as a director or is removed as a director and at such time Land & Buildings beneficially owns at least 1% of our then outstanding common stock, then the Board and Land & Buildings will work together in good faith to identify and select a replacement director in accordance with the terms of the Standstill Agreement.

Under the terms of the Standstill Agreement, the Company also agreed to cause the Board and all applicable committees thereof to review and consult with Land & Buildings regarding the composition of the Board prior to the 2018 annual meeting of stockholders and to consider, if appropriate after such review and consultation with Land & Buildings, changing such Board composition, including by appointing or nominating a new member of the Board who meets the requisite qualifications and skill set needs of the Board.
Pursuant to the Standstill Agreement, Land & Buildings agreed that it would not, directly or indirectly, (i) nominate or recommend for nomination any person for election as a director at the 2017 annual meeting of stockholders, (ii) submit any proposal for consideration at, or bring any other business before, such annual meeting, (iii) initiate, encourage or participate in any “withhold” or similar campaign with respect to such annual meeting or (iv) publicly or privately encourage or support any other current or future stockholder to take any of the actions set forth in the preceding clauses (i) through (iii).
Under the terms of the Standstill Agreement, during the period from July 25, 2017 until the earlier of (x) the date that is thirty (30) days prior to the deadline for the submission of stockholder nominations for the 2018 annual meeting of stockholders pursuant to our Amended and Restated Bylaws or (y) June 30, 2018 (the “Standstill Period”), Land & Buildings agreed, among other things, not to (i) engage in any solicitation of proxies or consents with respect to securities of the Company, (ii) seek representation on the Board or (iii) make any proposal, affirmatively solicit or publicly or privately encourage a third party to make or support an offer or proposal, engage in discussions with any person in connection with an offer or proposal or comment on any proposal (prior to such proposal becoming public) regarding any merger, acquisition, recapitalization, restructuring, reorganization, disposition or other business combination involving, or relating to, the Company, its business, operations or structure. In addition, at each annual or special meeting of stockholders held during the Standstill Period, Land & Buildings agreed to vote all of its shares of our common stock (i) in favor of the election of the slate of directors nominated by the Board, (ii) against the removal of any member of the Board and (iii) in accordance with the Board’s recommendation with respect to any other proposal presented at such annual or special meeting of the Company’s stockholders; provided, however, that if Institutional Shareholder Services Inc. (“ISS”) issues a recommendation with respect to any matter (other than a proposal relating to the election or removal of directors) that is different from the recommendation of the Board, Land & Buildings will have the right to vote in accordance with such ISS recommendation. Notwithstanding the foregoing, Land & Buildings may vote as it wishes on any proposed transaction that would result in a change of control or liquidation of the Company to the extent that the Board submits any such proposed transaction to our stockholders for approval. Each of the parties to the Standstill Agreement also agreed to mutual non-disparagement obligations.
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
The Audit Committee is currently chaired by Mr. Seward and also consists of Mr. Bromley, Ms. Clegg and Mr. Leeds. All members are “independent” directors as defined under the listing standards of the NYSE and under section 10A(m)(3) of the Exchange Act. Mark J. Parrell, a former director who served on the Audit Committee prior to his resignation from the Board effective July 24, 2017, was "independent" as defined under such standards. The Board has determined that each of the current members of the Audit Committee is an “audit committee financial expert” as defined by the rules of the SEC. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.
Corporate Governance
The role of the Board is to ensure that Brookdale is managed for the long-term benefit of our stockholders. To fulfill this role, the Board has adopted corporate governance principles designed to assure compliance with all applicable corporate governance standards. In addition, the Board is informed regarding Brookdale’s activities and periodically reviews, and advises management with respect to, Brookdale’s annual operating plans and strategic initiatives.The Board has adopted Corporate Governance Guidelines. The Board has also adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller. These guidelines and codes are available on our website at www.brookdale.com. Any amendment to, or waiver from, a provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, or to any executive officer or director, will be posted on our website.

Executive Officers
The following table sets forth certain information concerning our executive officers. See "—Information Concerning Directors" above for biographical information for Ms. Baier.

Name	Age	Position
Lucinda M. Baier	53	President, Chief Executive Officer and Director
Cedric T. Coco	50	Executive Vice President and Chief People Officer
Mary Sue Patchett	55	Executive Vice President – Community Operations
George T. Hicks	60	Executive Vice President – Finance and Treasurer
H. Todd Kaestner	62	Executive Vice President – Corporate Development
Chad C. White	42	Executive Vice President, General Counsel & Secretary
Anthony V. Mollica	47	Division President
Ryan D. Wilson	42	Senior Vice President - Sales & Marketing and Chief Growth Officer
Teresa F. Sparks	49	Interim Chief Financial Officer

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
Mary Sue Patchett became our Executive Vice President – Community Operations in November 2015 after having served as Division President since February 2013 and as Divisional Vice President since joining Brookdale in September 2011 in connection with our Horizon Bay acquisition.  Ms. Patchett has over 30 years of senior care and housing experience serving in leadership roles. Previously, Ms. Patchett served as Chief Operating Officer of Horizon Bay from January 2011 through August 2011 and as Senior Vice President of Operations from March 2008 through December 2011. Prior to joining Horizon Bay, she was President and owner of Patchett & Associates, Inc., a management consulting firm for senior housing and other healthcare companies, from 2005 until March 2008. Ms. Patchett had previously served as Divisional Vice President for Alterra for over six years and started in senior living with nine years in numerous leadership positions at Sunrise Senior Living. Ms. Patchett has served on numerous industry boards and is serving on the advisory board of Florida Argentum as its past chair.
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
Chad C. White joined Brookdale in February 2007 and has served as our Executive Vice President since January 2018, our General Counsel since March 2017 and our Secretary since March 2013. He previously served as our Senior Vice President and General Counsel from March 2017 until January 2018, our Senior Vice President and Co-General Counsel from July 2014 to March 2017, our Vice President and Co-General Counsel from March 2013 to July 2014, and our Associate General Counsel and Assistant Secretary prior to that. Before joining Brookdale, Mr. White served in legal roles with Dollar General Corporation and Bass, Berry & Sims PLC.

Anthony V. Mollica joined Brookdale as Division President for the Company’s ancillary services program, including home health, hospice and outpatient therapy services, in March 2016. Prior to that, he served as Vice President Operations for Omnicare, Inc. since March 2014 and then CVS Health following its merger with Omnicare, where he oversaw operations of the Omnicare Specialty Care Group. Prior to Omnicare, Mr. Mollica served in various roles for Giant Eagle, a regional grocery and pharmacy provider, including most recently as Vice President of Pharmacy Operations, and held leadership roles at Target Corporation and Rite Aid Corporation. Mr. Mollica is a Registered Pharmacist.
Ryan D. Wilson joined Brookdale in January 2017 as Senior Vice President - Sales and Chief Growth Officer, and became our Senior Vice President - Sales and Marketing and Chief Growth Officer in May 2017. Prior to that, he served as Senior Vice President, Sales for Henkel Consumer Goods Inc. since December 2014. Prior to Henkel, he served for nearly a decade in various leadership roles for Johnson & Johnson, including most recently as National Sales Director, Consumer Healthcare from March 2012 to December 2014 where he oversaw sales and strategy for more than 20 consumer brands.
Teresa F. Sparks joined Brookdale as interim Chief Financial Officer in March 2018 after most recently having served as Executive Vice President and Chief Financial Officer of Surgery Center Holdings, Inc. until January 2018 since its acquisition of Symbion in November 2014. Prior to that, Ms. Sparks served as Senior Vice President and Chief Financial Officer of Symbion Holdings Corporation and Symbion, Inc. from August 2007 to November 2014 and as Corporate Controller from Symbion's inception in 1996 through August 2007 and was named Vice President in December 2002. Prior to joining Symbion, she served as Assistant Controller for HealthWise of America, Inc., a managed care organization, and was a senior healthcare auditor for Deloitte & Touche LLP. Ms. Sparks is a Certified Public Accountant (inactive) and holds a bachelor's degree in Accounting and Business Administration from Trevecca Nazarene University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. We reviewed copies of the forms received by us or written representations from certain reporting persons that they were not required to file these forms. Based solely on that review, we believe that during the fiscal year ended December 31, 2017, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them, with the exception of one Form 4 inadvertently filed late by H. Todd Kaestner due to clerical error, which reported the withholding of shares to satisfy tax withholding obligations and the forfeiture of performance-based restricted stock due to the failure to achieve performance goals, each of which occurred on February 27, 2017.

Item 11.    Executive Compensation

Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the compensation of the following named executive officers:

Name	Title
Lucinda M. Baier	President and Chief Executive Officer
T. Andrew Smith	Former President and Chief Executive Officer
Cedric T. Coco	Executive Vice President and Chief People Officer
Mary Sue Patchett	Executive Vice President – Community Operations
Bryan D. Richardson	Former Executive Vice President and Chief Administrative Officer
Labeed S. Diab	Former Chief Operating Officer

In 2017, Mr. Smith served as our President and Chief Executive Officer and a member of the Board, Ms. Baier served as our Chief Financial Officer and Mr. Richardson served as our Executive Vice President and Chief Administrative Officer. Effective February 28, 2018, the Board appointed Ms. Baier as our President and Chief Executive Officer and a member of the Board, at which time Mr. Smith's service was terminated without cause. Mr. Richardson's service as our Executive Vice President and Chief Administrative Officer was terminated without cause effective March 9, 2018. Mr. Diab resigned from his role as Chief Operating Officer effective October 28, 2017.

Compensation Practices–Highlights

What We Do	What We Do Not

– Pay for Performance – A significant portion of our NEOs’ target direct compensation is awarded in the form of variable, at-risk compensation.
– Caps on Payouts – We cap payouts under our annual cash incentive plan and long term incentive awards (no additional shares beyond target performance).
– Preserving Tax Deductibility – For 2017 and prior years, we have structured incentive compensation opportunities with the intent that they will qualify as performance-based compensation under Section 162(m) of the Code to the extent possible.
– Stock Ownership and Retention Guidelines – We maintain stock ownership and retention guidelines (5x base salary for the CEO; 4x base salary for the CFO; 3x base salary/cash retainer for the other NEOs and directors).
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
– No Excise Tax Gross Ups – We do not provide tax gross-ups on change-in-control payments.
– No Pledging or Hedging – Our insider trading policy prohibits executive officers and directors from pledging shares or engaging in short-sale, hedging, or other derivative transactions involving our securities.
– No Defined Benefit Pension Plans – We do not offer pensions or supplemental executive retirement plans (SERPs), only a 401(k) Plan on the same terms as other employees.
– No Stock Options – We have never granted stock options.

Overview of Compensation Process
The Compensation Committee of the Board (the “Committee”) administers our executive compensation program, including overseeing our compensation plans and policies, performing an annual review of executive compensation plans, and reviewing and approving all decisions regarding the compensation of executive officers. At the request of the Committee, our Chief Executive Officer and certain of our other executive officers participate in Committee meetings (other than when their own compensation is determined) and assist the Committee by, for example, providing information to the Committee and making recommendations regarding our compensation program and levels. Our Chief Executive Officer recommends to the Committee the compensation of our other executive officers, subject to the Committee’s ultimate authority and responsibility for determining the form and amount of executive compensation.
The Committee values the opinions expressed by stockholders in the annual say-on-pay vote and considers the outcomes of such votes when making executive compensation decisions. At our 2017 annual meeting of stockholders, approximately 87% of the votes cast on the annual vote to approve the compensation of our named executive officers (referred to as “say-on-pay”) supported our executive compensation program. The Committee believes this vote affirmed our stockholders’ support of our executive compensation approach and provided assurance the program is reasonable and aligned with stockholder expectations.

Executive Officer Compensation Philosophy and Objectives
Our executive compensation program is designed to reward performance, align executives’ interests with those of our stockholders and attract and retain key executives responsible for our success. To accomplish these objectives, we intend to provide compensation that is competitive externally, fair internally, and tied to performance.
Our executive compensation program consists of these key elements:

•
Base Salary—To attract and retain our key executives, we provide a base salary that reflects the level and scope of responsibility, experience and skills of an executive, and competitive market practices.

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

•
Long-Term Incentive Compensation—The purpose of long-term incentive compensation is to align executives’ long-term goals with those of our stockholders. For the 2017 executive compensation program, the Committee continued to utilize a mix of time- and performance-based restricted stock as the forms of long-term incentive compensation awarded to our executives. The Committee believes that the use of restricted stock appropriately aligns the interests of our executives with those of our stockholders and encourages employees to remain with the Company.

Market Data Review
Competitive market practices, including those of a self-selected peer group, are one of many factors the Committee typically considers in making executive compensation decisions. The Committee reviews market data to provide an external frame of reference on range and reasonableness of our compensation levels and practices, but not as a primary or determinative factor. The Committee’s objective continues to be, over the long-term, to target executive compensation at or slightly below the median of our peer group for comparable positions, with potential upside opportunity if supported by company financial and operating performance.
In recent years, the Committee annually has engaged Frederic W. Cook & Co., Inc. ("F.W. Cook") to review and, if advisable, recommend updates to, the peer group used by the Committee for reviewing our executive compensation program, and to conduct an independent market analysis using that peer group. F.W. Cook's report from 2016 had indicated that the target total direct compensation for our named executive officers (other than Mr. Coco, who joined the Company in 2016) was at or near the median of our peer group for similarly titled roles and that the design of our short-term incentive plan, including the performance criteria and amounts, and relative weighting thereof, were generally consistent with peer practices. In light of F.W. Cook's prior-year report, the Company's performance falling below expectations in 2016, and the Committee's determination that the realized pay of the named executive officers for 2016 appropriately reflected such performance, the Committee determined that no material changes would be made to the 2017 executive compensation program. As a result, the Committee did not request F.W. Cook to conduct a peer-group review or market analysis for 2017 compensation decisions.
The peer group used for 2016 executive compensation decisions, shown below, included 18 companies in the health care facilities, healthcare services, managed healthcare, healthcare REIT, hospitality and restaurant industries. The companies contained in the peer group were chosen to be reflective of our levels of revenue, market capitalization and enterprise value, and number of employees

2016 Compensation Peer Group
Centene Corporation	Omnicare, Inc. (acquired in 2015)
Community Health Systems, Inc.	Quest Diagnostics Incorporated
Darden Restaurants, Inc.	Select Medical Holdings Corporation
HealthSouth Corporation	Starwood Hotels & Resorts Worldwide, Inc. (acquired in 2016)
Hyatt Hotels Corporation	Tenet Healthcare Corporation
Kindred Healthcare, Inc.	The Ensign Group, Inc.
Laboratory Corporation of America Holdings	Universal Health Services, Inc.
LifePoint Health, Inc.	Welltower Inc.
National HealthCare Corporation	Wyndham Worldwide Corporation

F.W. Cook reports directly to the Committee and does not provide any services to the Company other than services provided to the Committee. The Committee conducted a specific review of its relationship with F.W. Cook, and determined that its work for the Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010 by the SEC and by the NYSE.

Annual Risk Assessment
In accordance with its charter, the Committee conducts an assessment annually of the relationship between our risk management policies and practices, corporate strategy and our compensation arrangements. As part of this assessment, the Committee evaluates whether any incentive and other forms of pay encourage unnecessary or excessive risk taking. For our 2017 executive compensation program, the Committee concluded that the program, including the performance goals and targets used for incentive compensation, is appropriately structured not to encourage unnecessary or excessive risk taking.

2017 Compensation Decisions
In light of F.W. Cook's prior-year report, the Company's performance falling below expectations in 2016, and the Committee's determination that the realized pay of the named executive officers for 2016 appropriately reflected such performance, the Committee determined that no material changes would be made to the 2017 executive compensation program. The Committee noted that Mr. Coco's compensation arrangements had recently been determined in connection with his joining the Company in the fourth quarter of 2016.
Specifically, the Committee determined not to increase the base salary of the named executive officers and determined that the target annual cash incentive opportunity for 2017 would remain at 125% of base salary for Mr.

Smith and 100% of each of the other named executive officers, consistent with 2016 levels. The Committee also determined to continue to use the relative weighting of company financial performance measures (75% for Mr. Smith and 70% for the other named executive officers) and individual performance measures (25% for Mr. Smith and 30% for the other named executive officers). For the company financial measures, the Committee determined to continue to use Combined Adjusted Free Cash Flow and resident fee revenue, and to begin to use Facility Operating Income, as the company financial performance measures.
The Committee determined to grant long-term incentive awards with grant date fair values consistent with the awards made in 2016, with the exception of Mr. Smith, who did not receive an award, and Mr. Coco, whose award amount was set forth in his offer letter in connection with his joining the Company in the fourth quarter of 2016. The Committee was prepared to make annual grants of time- and performance-based restricted stock to Mr. Smith with an aggregate grant date fair value of $5,225,000, consistent with the grant date fair values of his 2016 awards. However, Mr. Smith unilaterally requested that the Committee not consider him for the 2017 awards. The Committee accepted Mr. Smith’s request, and Mr. Smith waived any rights to such awards and any rights resulting from the Committee’s failure to make such awards and confirmed that failure to receive such awards would not entitle him to terminate his employment agreement for “good reason.”
The table below sets forth the target total direct compensation (base salary, annual cash incentive, and long-term equity) approved by the Committee for each of our named executive officers for 2017, other than Mr. Diab who resigned effective October 28, 2017. Performance-based opportunities are presented at target and long-term incentive awards are presented at grant date fair value.

	Base Salary	Annual Cash Incentive	Performance-Based Long-Term Equity	Time-Based Long-Term Equity	Target Total Direct Compensation
Ms. Baier	$550,000	$550,000	$749,999	$750,014	$2,600,013
Mr. Smith	$950,000	$1,187,500	$—	$—	$2,137,500
Mr. Coco	$430,000	$430,000	$399,997	$400,012	$1,660,009
Ms. Patchett	$425,000	$425,000	$352,495	$352,509	$1,555,004
Mr. Richardson	$430,500	$430,500	$440,006	$440,006	$1,741,012

2017 Realized Compensation and Summary of Compensation Results
To provide a better understanding of the results of our 2017 executive compensation program, the following table sets forth the amount of total direct compensation actually realized by our named executive officers, other than Mr. Diab, which includes actual salary earned, actual payments under our 2017 annual cash incentive plan and the value of restricted stock awards that vested during 2017. For comparison purposes, the following table also sets forth the amount of total direct compensation actually realized for 2015 and 2016 by our named executive officers who served a full year and were named executive officers during such years.
We believe the amount of total direct compensation realized by our named executive officers demonstrates the pay-for-performance nature of our executive compensation program in the context of our 2017 and 2016 results being below our expectations, as reflected by Mr. Smith's earning significantly less in 2017 than his two prior years' total compensation reported in the Summary Compensation Table and our other named executive officers' earning significantly less than the amounts targeted by the Committee and amounts reported in the Summary Compensation Table for 2017.

	Year	Salary	Annual Cash Incentive Earned	Value upon Vesting of Long-Term Incentive Awards	Total Direct Compensation Realized
Ms. Baier	2017	$550,000	$196,150	$320,647	$1,066,797
	2016	$552,115	$222,750	$136,988	$911,853

Mr. Smith	2017	$950,000	$356,709	$1,988,115	$3,294,824
	2016	$953,654	$418,594	$1,258,572	$2,630,820
	2015	$953,654	$276,094	$2,022,015	$3,251,763

Mr. Coco	2017	$430,000	$149,484	$101,897	$681,381

Ms. Patchett	2017	$425,000	$134,995	$239,469	$799,464
	2016	$426,635	$145,350	$174,037	$746,022

Mr. Richardson	2017	$430,500	$122,536	$411,937	$964,973
	2016	$432,115	$159,500	$384,391	$976,006
	2015	$421,616	$124,110	$916,815	$1,462,541

With respect to the annual cash incentive opportunity, during 2017 we failed to achieve the threshold level of performance of the Combined Adjusted Free Cash Flow and resident fee revenue performance measures, and we achieved 28.3% of the target level of performance of the Facility Operating Income performance measure (reflecting the Committee's equitable adjustment of our results for the impact of Hurricanes Harvey and Irma and the California wildfires). The Committee determined that Mr. Smith achieved 97.5% of his individual performance goals, and that the other named executive officers shown in the table achieved between 76.0% and 100.0% of their individual performance goals. As a result, Mr. Smith earned 30.0%, and each of the other named executive officers earned between 28.5% and 35.7%, of his or her target annual cash incentive opportunity.
In addition, shares of performance-based restricted stock granted to Mr. Smith, Ms. Patchett and Mr. Richardson in 2014 were eligible to vest on February 27, 2017, dependent on the level of achievement of performance targets based on our three-year compound annual growth rate (“CAGR”) of Cash From Facility Operations (“CFFO”) per share measured based on our CFFO per share in 2016 versus a 2013 base year. We failed to achieve the threshold performance for this measure, and as a result the shares eligible to vest on such date were forfeited (Mr. Smith––45,122 shares; Ms. Patchett––4,998; and Mr. Richardson––9,789 shares).
During 2017, the named executive officers realized the amounts shown in the table above upon the vesting of time-based restricted stock granted in 2013 through 2016 (Ms. Baier—24,967 shares; Mr. Smith––92,746 shares; Mr. Coco––9,779 shares; Ms. Patchett––16,226 shares; and Mr. Richardson––24,878 shares), and performance-based restricted stock. Shares of performance-based restricted stock granted in 2013 to Mr. Smith, Ms. Patchett and Mr. Richardson were eligible to vest on February 27, 2017 dependent upon the level of achievement of performance targets based on our 2016 return on investment (“ROI”) on all Program Max projects approved in 2013 and completed prior to the end of 2014. Our actual ROI exceeded the target performance level and, therefore, each of such individuals vested with respect to 100% of the shares eligible to vest on such date (Mr. Smith––16,276 shares; Ms. Patchett––1,677 shares; and Mr. Richardson––3,279 shares). In addition, Mr. Smith’s 26,871 shares of performance-based restricted stock granted during 2015 and eligible to vest on February 27, 2017 vested on such date upon the Committee’s determination that the performance goals established by the Committee based on integration of purchasing systems and processes related to our acquisition of Emeritus Corporation had been met.

2017 Base Salaries
As part of the 2017 compensation decision process, the Committee determined not to increase the base salary for our named executive officers. As a result, Mr. Smith's last annual base salary increase occurred in 2015. The 2017 base salaries for our named executive officers were as follows:

2017 Base Salary
Ms. Baier	$550,000
Mr. Smith	$950,000
Mr. Coco	$430,000
Ms. Patchett	$425,000
Mr. Richardson	$430,500
Mr. Diab	$585,000

2017 Annual Cash Incentive Compensation
During 2017, each of the named executive officers was eligible to receive cash incentive compensation based on company and individual performance. The cash incentive opportunities were denominated as separate cash-settled performance awards under our 2014 Omnibus Incentive Plan, which was approved by our stockholders, so that amounts paid would be deductible under Section 162(m) of the Internal Revenue Code. As set forth in our 2014 Omnibus Incentive Plan, the aggregate maximum payout to an individual for the 2017 annual cash incentive plan was $2,000,000. The annual cash incentive opportunity and results under the annual cash incentive plan are described below.
2017 Annual Cash Incentive Opportunity
The 2017 target total cash incentive opportunity for each of our named executive officers, calculated as a percentage of 2017 base salary, was consistent with our 2016 executive compensation program. Pursuant to his offer letter in connection with his hiring in the fourth quarter of 2016, Mr. Coco's target total cash incentive opportunity was set at 100% of base salary for 2017.
The company performance objectives of the cash incentive opportunity were to be paid following the end of the fiscal year, dependent on company performance results (weighted 75% for Mr. Smith and 70% for the other named executive officers) and individual performance results (weighted 25% for Mr. Smith and 30% for the other named executive officers). The company performance objectives were Combined Adjusted Free Cash Flow, Facility Operating Income and resident fee revenue. The following table shows the target cash incentive opportunity and the relative weighting of the company financial objectives and individual objectives.

	Target Bonus		Weighting of Objectives
	% of Base Salary	Amount	Combined Adjusted Free Cash Flow	Facility Operating Income	Resident Fee Revenue	Individual Objectives
Ms. Baier	100%	$550,000	40%	20%	10%	30%
Mr. Smith	125%	$1,187,500	40%	20%	15%	25%
Mr. Coco	100%	$430,000	40%	20%	10%	30%
Ms. Patchett	100%	$425,000	40%	20%	10%	30%
Mr. Richardson	100%	$430,500	40%	20%	10%	30%
Mr. Diab	100%	$585,000	40%	20%	10%	30%

The company performance objectives were developed by management and approved by the Committee. The Committee determined to use such measures for 2017 because the measures were used by management and the Board in the budgeting process and when evaluating our results. In addition, the constituent parts of Combined Adjusted Free Cash Flow were used in the Company’s forward-looking earnings guidance provided to the investment community and in its quarterly financial reporting.
For the individual objectives component of the annual cash incentive plan, the Committee determined to continue to use a rigorous process in setting goals, identifying achievement criteria and scoring goal achievement to maintain the pay-for-performance nature of the individual objectives and to differentiate results among executives and their objectives. The individual performance objectives for each named executive officer, other than Mr. Smith, were recommended by Mr. Smith and approved by the Committee. Mr. Smith’s individual performance objectives were approved by the Committee and reviewed with the Board.
Company Financial Measures and Targets
Combined Adjusted Free Cash Flow was defined as the Company's consolidated Adjusted Free Cash Flow plus its proportionate share of its unconsolidated ventures' Adjusted Free Cash Flow. The calculation of Combined Adjusted Free Cash Flow excluded transaction, transaction-related and severance costs, and the performance targets could be equitably adjusted at the discretion of the Committee to reflect transaction activity and capital expenditures associated with catastrophic casualty losses. The targeted level of Combined Adjusted Free Cash Flow under the annual cash incentive plan was $207.4 million, which was consistent with our initial 2017 budget and business plan approved by the Board in January 2017 and 11.2% higher than our actual 2016 Combined Adjusted Free Cash Flow results.
Facility Operating Income was defined as the Company's senior housing segment operating income plus ancillary services segment operating income. The calculation of Facility Operating Income performance targets could be equitably adjusted at the discretion of the Committee to reflect transaction activity. The targeted level of Facility Operating Income for 2017 was $1,248.1 million, which was consistent with our 2017 budget and business plan approved by the Board in January 2017. The targeted level of Facility Operating Income represented a year-over-year decline of 8.8% for 2017, which reflected the impact of disposition activity completed since the beginning of 2016 and planned for 2017.
The targeted level of resident fee revenue for 2017 was $3,839.1 million. The revenue performance targets could be equitably adjusted at the discretion of the Committee to reflect transaction activity. The targeted level of resident fee revenue represented a year-over-year decline of 7.9% for 2017, which reflected the impact of disposition activity completed since the beginning of 2016 and planned for 2017.
Payouts as a percentage of target for each of the company performance measures are shown below and were to be interpolated between the steps shown below.

Percentage Payout of Weighted Target Opportunity	Combined Adjusted Free Cash Flow (in 000s)	Facility Operating Income (in 000s)	Resident Fee Revenue (in 000s)
200%	$217,781 or more	$1,310,527 or more	$3,877,476 or more
100%	$207,410	$1,248,121	$3,839,085
90%	$201,188	$1,223,159	$3,819,890
80%	$199,114	$1,216,918	$3,816,050
60%	$194,965	$1,210,677	$3,808,372
40%	$190,817	$1,198,196	$3,800,694
20%	$186,669	$1,185,715	$3,793,016
0%	Below $186,669	Below $1,185,715	Below $3,793,016

Individual Objectives
The individual objectives for 2017 were intended to focus executives on key strategic initiatives supporting our business plan, based on their roles in achieving such initiatives. The objectives were designed to be reasonably achievable, but because they would require significant additional efforts on behalf of each of the executives, the cash incentive opportunity linked to individual performance was at risk. The level of achievement of the individual objectives for each named executive officer other than Mr. Smith was to be determined by the Committee following the end of the fiscal year upon the recommendation of Mr. Smith. The level of achievement of Mr. Smith’s individual objectives was to be determined by the Committee and reviewed with the Board. Achievement of the targeted level of performance would have resulted in 100% of this component of the opportunity of the being paid, which represented the maximum amount payable to an executive with respect to the individual performance objectives.

	2017 Individual Objectives	Weighting
Ms. Baier	Expense Savings. Capture $1 million run rate of general and administrative and operating expense savings and implement and execute all planned growth, development and succession plans for teams in 2017.	20%
	Refinancing Plan. Develop and receive Investment Committee approval of an initial plan to refinance 100% of our 2018 consolidated maturities and execute at least 85% of the plan steps with 2017 due dates.	20%
	Strategic Review. Support our strategic review to fully explore the range of strategic options available to the Company and develop capital allocation strategy.	20%
	Accounting Controls. Maintain an appropriate control environment, with success measured as an audit opinion that does not contain any significant or material weaknesses, and prepare to implement new ASU standards for revenue recognition and lease accounting, with success measured as completing a final plan by December 31 2017.	20%
	Operations Support. Provide insight into business operations through operating reviews and analytic reports, with measurement based on monthly and quarterly reports being timely delivered, and deliver competition monitor.	20%

Mr. Smith	Resident Engagement. Ensure participation in a resident and family survey at a targeted participation rate and improve Net Promoter Score by a targeted amount.	20%
	Improve Key Community Leadership Turnover. Reduce voluntary turnover for key community positions by a targeted percentage and reduce days-to-fill open community executive director positions to a targeted number of days.	20%
	Quality Assurance. Achieve targeted scores under our community quality assurance program; ensure timely completion of corrective action items within targeted number of days; and complete identified updates to the community quality assurance program.	10%
	Refinancing Plan. Develop and receive Investment Committee approval of an initial plan to refinance 100% of our 2018 consolidated maturities and execute at least 85% of the plan steps with 2017 due dates.	20%
	Strategic Review. Lead strategic review to fully explore the range of strategic options available to the company and develop a capital allocation strategy.	20%
	Purpose Driven Culture. Identify, develop and recommend a 2018 rollout for an employer value proposition; define and deploy a leadership philosophy; develop and rollout a leadership foundations program; and design an associate recognition program and phased rollout plan.	10%

Mr. Coco	Improve Key Community Leadership Turnover. Reduce voluntary turnover for key community positions by a targeted percentage and reduce days-to-fill open community executive director positions to a targeted number of days.	25%
	High Performance Organization. Conduct talent reviews of key identified roles and develop recommendations for talent management; work with executive team to deliver an immersive development session to senior leadership team.	25%

	Purpose Driven Culture. Identify, develop and recommend a 2018 rollout for an employer value proposition; define and deploy a leadership philosophy; develop and rollout an enhanced leadership foundations program; and design an associate recognition program and phased rollout plan.	25%
	Talent Acquisition. Develop talent pipeline strategies for key community leadership positions and a rollout plan.	25%

Ms. Patchett	Resident Engagement. Ensure participation in a resident and family survey at a targeted participation rate and improve Net Promoter Score by a targeted amount.	30%
	Improve Key Community Leadership Turnover. Improve participation in Associate Foundations training to a targeted participation rate; reduce voluntary turnover for key community positions by a targeted percentage; and reduce days-to-fill open community executive director positions to a targeted number of days.	30%
	Quality Assurance. Achieve targeted scores under our community quality assurance program and ensure timely completion of corrective action items within a targeted number of days.	30%
	Leadership Development. Create and implement a district director playbook in conjunction with simplification of community executive director role.	10%

Mr. Richardson	Procurement Savings. Meet or exceed year-over-year procurement savings as set forth in the 2017 budget including realization of savings from certain identified projects and develop and implement an improved procurement process.	30%
	Maintenance and CapEx. Develop a multi-year capital expenditures plan including priority issues, ensure at or below budget repairs and maintenance expense while maintaining community quality, and remediate certain facility maintenance programs.	30%
	Strategic Project Management. Improve the information technology customer satisfaction rating to a targeted improved rating, develop an action plan to address a third-party risk assessment report and present the plan and implementation updates to the Audit Committee; and implement agile software development methodologies within the information technology function.	30%
	Streamline Business. Improve operational execution through soliciting, reviewing and implementing best practice suggestions and implementing suggestions that will produce a $1 million run-rate benefit to the Company.	10%

Mr. Diab	High Performance Organization. Conduct talent reviews of key identified roles and develop recommendations for talent management; work with Chief People Officer to deliver an immersive development session to senior leadership team.	25%
	Quality Assurance. Achieve targeted scores under our community quality assurance program; ensure timely completion of corrective action items within targeted number of days; and complete identified updates to the community quality assurance program.	25%
	Resident Engagement. Ensure participation in a resident and family survey at a targeted participation rate and improve Net Promoter Score by a targeted amount.	25%
	Improve Key Community Leadership Turnover. Reduce voluntary turnover for key community positions by a targeted percentage and reduce days-to-fill open community executive director positions to a targeted number of days.	25%

2017 Annual Cash Incentive Results
Summary
The achievement and payment to each of our named executive officers receiving payment under the 2017 annual cash incentive plan were as follows for each of the performance measures and in the aggregate. As a result of Mr. Diab's resignation effective October 28, 2017, he was ineligible to receive payouts under the annual cash incentive plan.

	Combined Adjusted Free Cash Flow		Facility Operating Income		Resident Fee Revenue		Individual Objectives		Total
	Achieved	Payout	Achieved	Payout	Achieved	Payout	Achieved	Payout	Achieved	Payout
Ms. Baier	—	$—	28.3%	$31,150	—	$—	100.0%	$165,000	35.7%	$196,150
Mr. Smith	—	$—	28.3%	$67,256	—	$—	97.5%	$289,453	30.0%	$356,709
Mr. Coco	—	$—	28.3%	$24,354	—	$—	97.0%	$125,130	34.8%	$149,484
Ms. Patchett	—	$—	28.3%	$24,070	—	$—	87.0%	$110,925	31.8%	$134,995
Mr. Richardson	—	$—	28.3%	$24,382	—	$—	76.0%	$98,154	28.5%	$122,536

Combined Adjusted Free Cash Flow
We achieved Combined Adjusted Free Cash Flow for 2017, excluding transaction, transaction-related and severance costs, of approximately $156.3 million, which was below the threshold performance target. When evaluating our performance relative to the performance targets, the Committee considered exercising its discretion under our 2014 Omnibus Incentive Plan to equitably adjust the payout to reflect our actual 2017 results excluding costs and lost revenue related to Hurricanes Harvey and Irma and the California wildfires, insurance proceeds from such events, the unplanned reduction in our proportionate responsibility in the capital expenditure budget of one of our unconsolidated ventures and debt modification costs. However, even if such adjustments were made, our adjusted 2017 Combined Adjusted Free Cash Flow performance would have been below the threshold performance target. Accordingly, the Committee determined that no portion of the opportunity based on this objective would be paid.
Combined Adjusted Free Cash Flow is a financial measure that is not calculated in accordance with generally accepted accounting principles, or GAAP, and should not be considered in isolation from, as superior to or as a substitute for net income (loss), income (loss) from operations, cash flows provided by or used in operations, or other financial measures determined in accordance with GAAP. Our definition of Adjusted Free Cash Flow and a reconciliation showing how we calculated Combined Adjusted Free Cash Flow for 2017 is presented in Appendix A to this Amendment.
Facility Operating Income
We achieved Facility Operating Income of $1,178 million for 2017, which represents the aggregate segment operating income of our Retirement Centers, Assisted Living, CCRCs-Rental and Brookdale Ancillary Services segments of $271.4 million, $749.1 million, $106.2 million and $51.3 million, respectively. Our actual 2017 Facility Operating Income was below the threshold performance target. When evaluating our performance relative to the performance targets, the Committee exercised its discretion under our 2014 Omnibus Incentive Plan to equitably adjust the payout to reflect our actual 2017 results excluding $7.3 million of facility operating expenses related to Hurricanes Harvey and Irma and the California wildfires and to include an estimated $5.7 million of revenue lost due to Hurricane Irma. As a result, our 2017 Facility Operating Income, as adjusted, was $1,191 million, which corresponded to the 28.3% level of performance. Accordingly, the Committee determined to pay 28.3% of the target opportunity based on such performance, as shown above.
Resident Fee Revenue
We achieved resident fee revenue of $3,780 million for 2017, which was below the threshold level of performance for this component of the annual cash incentive plan. When evaluating our performance relative to the performance targets, the Committee considered equitably adjusting the payout to reflect our actual results adjusted to include lost revenue related to Hurricane Irma. However, even if such adjustment were made, our resident fee revenue performance would have been below the threshold performance target. Accordingly, the Committee determined that no portion of the opportunity based on this objective would be paid.
Individual Objectives
Following the conclusion of the 2017 fiscal year, the Committee determined that Mr. Smith had achieved 97.5% of his individual performance objectives. In addition, based upon Mr. Smith’s recommendation and the Committee’s own evaluation of each named executive officer’s performance against the individual performance objectives that had been previously established, the Committee determined the level of achievement of the other named executive officers. The level of achievement of the named executive officers’ individual performance objectives and associated payouts are shown above.

2017 Long-Term Incentive Awards
The grant date fair value of the long-term incentive awards granted to our named executive officers in 2017 were as follows. Mr. Smith did not receive long-term incentive awards in 2017. The number of shares of restricted stock granted to each named executive officer was based on $14.84, the closing price of our common stock on February 13, 2017, the date of grant.

	Time-Based Restricted Stock	Performance-Based Restricted Stock	Total
Ms. Baier	$750,014	$749,999	$1,500,013
Mr. Coco	$400,012	$399,997	$800,009
Ms. Patchett	$352,509	$352,495	$705,004
Mr. Richardson	$440,006	$440,006	$880,012
Mr. Diab	$750,014	$749,999	$1,500,013

The restricted share agreements associated with such long-term incentive awards contain non-competition, non-solicitation, non-disparagement and confidentiality covenants. With respect to any termination of a named executive officer’s employment, treatment of the restricted stock awards will be as provided in the applicable award agreement governing such awards, as described under “Potential Payments Upon Termination or Change in Control.” Each of the named executive officers will also be entitled to receive dividends on outstanding unvested restricted shares, to the extent that any such dividends are declared in the future.
The awards of time-based restricted stock vested or will vest ratably in four annual installments beginning on February 27, 2018, subject to continued employment.
Up to 75% of the awards of performance-based restricted stock are eligible to vest on February 27, 2020 and up to 25% are eligible to vest on February 27, 2021, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. Achievement of the threshold level of performance for a tranche will result in the vesting of 20% of the shares eligible to vest in such tranche, and achievement of the targeted level of performance (or above) for a tranche will result in the vesting of 100% of such shares, which is the maximum that may be earned. Any performance-based shares which do not vest in either tranche will be forfeited. Management viewed the performance targets to be challenging.
The performance targets for the shares eligible to vest in 2020 are based on our three-year CAGR of Combined Adjusted Free Cash Flow, with results to be measured based on our Combined Adjusted Free Cash Flow in 2019 compared to our Combined Adjusted Free Cash Flow in 2016. For purposes of the calculation, Combined Adjusted Free Cash Flow means the sum of our consolidated Adjusted Free Cash Flow for such year and our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures for such year, in each case as reported and defined in our public releases and/or filings. The calculation of Combined Adjusted Free Cash Flow will exclude transaction, transaction-related and severance costs, and will also exclude federal income taxes to the extent that we become a federal income taxpayer in future periods. The exclusions will be consistent with the methodology used in our public releases and/or filings. The performance targets can be equitably adjusted to reflect transaction activity at the discretion of the Committee.
The performance targets for the shares eligible to vest in 2021 are based on our calendar year 2020 ROI on all Program Max projects either (i) approved in 2017 and completed prior to the end of 2018 or (ii) approved prior to 2017 and completed during 2018. Our Program Max initiative is a capital expenditure program through which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. Achievement of the threshold level of performance will result in the vesting of 20% of the shares eligible to vest in 2021, and achievement of the targeted level of performance (or above) will result in the vesting of 100% of such shares, which is the maximum that may be earned.
Pursuant to the terms of Mr. Richardson's restricted share agreements for his 2017 awards of restricted stock, as a result of his termination without cause effective March 9, 2018, 7,413 shares of time-based restricted stock immediately vested, 14,825 shares of time-based restricted stock immediately forfeited, 14,825 shares of performance-based restricted stock will remain outstanding and eligible to vest based on our two-year CAGR of Combined Adjusted Free Cash Flow, and 14,825 shares of performance-based restricted stock immediately forfeited. Pursuant to the terms of Mr. Diab's restricted share agreements for his 2017 awards of restricted stock, all of such shares were immediately forfeited upon his resignation effective October 28, 2017.

Results of Prior-Year Performance Awards
2014 Annual Awards of Performance-Based Restricted Stock
During 2014, the Committee granted annual awards of performance-based restricted stock awards to Mr. Smith, Ms. Patchett and Mr. Richardson. Up to 75% of the shares were eligible to vest on February 27, 2017 and up to 25% were eligible to vest on February 27, 2018, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. With respect to each tranche of awards, achievement of the threshold level of performance would result in the vesting of 20% of the shares in that tranche. Achievement of the targeted level of performance (or above) would result in the vesting of 100% of the shares in that tranche. Any shares which do not vest in either tranche would be forfeited.
As previously disclosed, vesting of the shares eligible to vest on February 27, 2017 was dependent on the level of achievement of performance targets based on our three-year CAGR of CFFO per share, which measured our CFFO per share for 2016 versus a 2013 base year, and all of the shares eligible to vest on February 27, 2017 were forfeited based on our actual results.
The vesting of the shares eligible to vest on February 27, 2018 was dependent upon the level of achievement of performance targets based on our 2017 ROI on all Program Max projects approved in 2014 and completed prior to the end of 2015. The table below shows the percentage of such tranche that would vest based on our actual 2017 ROI on such Program Max projects. Vesting percentages were to be interpolated between the steps shown below.

ROI Target	% of Tranche that Would Vest
12% or above	100%
8%	20%
Below 8%	No vesting

Based on our actual ROI on such Program Max projects of 15% for 2017, all of the shares vested on February 27, 2018. The number of shares that vested on February 27, 2018 were as follows:

Shares Vested on February 27, 2018
Mr. Smith	15,041
Ms. Patchett	1,666
Mr. Richardson	3,264

2015 Annual Awards of Performance-Based Restricted Stock
During 2015, the Committee granted annual awards of performance-based restricted stock to Mr. Smith, Ms. Patchett and Mr. Richardson. Up to 75% of the shares were eligible to vest on February 27, 2018 and up to 25% are eligible to vest on February 27, 2019, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee.
The performance targets for the shares eligible to vest on February 27, 2018 were based on our three year CAGR of CFFO per share, which measured our CFFO per share for 2017 versus a 2014 base year. For purposes of the calculation, CFFO per share excluded acquisition, integration, EMR and other transaction costs and federal income taxes to the extent that we became a federal income taxpayer during the performance period. Achievement of the threshold level of performance would result in the vesting of 40% of the shares in the tranche, and achievement of the targeted level of performance (or above) would result in the vesting of 100% of the shares in the tranche. Any shares which do not vest in the tranche would be forfeited. The table below shows the percentage of such shares that would vest based on our actual CFFO per share in 2017. Vesting percentages were to be interpolated between the steps shown below.

CAGR of CFFO (2014 Base Year)	2017 CFFO per Share	% of Tranche that Would Vest
10% or above	$3.34 or above	100%
8%	$3.16	80%
6%	$2.99	60%
5%	$2.91	40%
Below 5%	Below $2.91	No vesting
We failed to achieve the threshold level of CFFO per share for 2017, and, as a result, all of the shares eligible to vest on February 27, 2018 were forfeited based on our actual results. The number of shares that were eligible to vest on February 27, 2018, but were forfeited, was as follows:

Shares Forfeited on February 27, 2018
Mr. Smith	51,525
Ms. Patchett	3,905
Mr. Richardson	8,678

The performance targets for the shares eligible to vest on February 27, 2019 are based on our 2018 ROI on all Program Max projects approved in 2015 and completed prior to the end of 2016. Achievement of the threshold level of performance will result in the vesting of 20% of the shares eligible to vest in 2019, and achievement of the targeted level of performance (or above) will result in the vesting of 100% of such shares. Any shares which do not vest in the tranche will be forfeited. Pursuant to the terms of each of Messrs. Smith's and Richardson's restricted share agreement, as a result of his termination without cause effective on February 28, 2018 and March 9, 2018, respectively, 17,176 shares and 2,893 shares, respectively, eligible to vest on February 27, 2019 remain outstanding and eligible to vest based on (and subject to) our performance relative to the performance targets.

Tax Considerations
Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that a company may deduct in any one year with respect to "covered employees". Effective for taxable years beginning after December 31, 2017, the tax reform legislation enacted in December 2017 eliminated a Company’s ability to deduct “qualified performance-based compensation” in excess of $1 million paid to named executive officers under Section 162(m). Under the new legislation, the definition of covered employees has been expanded to include a company's chief financial officer, in addition to the chief executive officer and three other most highly paid executive officers, plus any individual who has been a covered employee in any taxable year beginning after December 31, 2016. The Committee will continue to consider tax implications in making compensation decisions and, when believed to be in the best interests of our stockholders, we may provide compensation that is not fully deductible under Section 162(m) to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals. In making decisions about executive compensation, the Committee also considers the impact of other tax laws, including Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code regarding compensation in connection with a change in control.

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

Multiple of Base Salary
Chief Executive Officer	5.0x
Chief Financial Officer	4.0x
Executive Vice Presidents	3.0x

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
The expected level of ownership must be achieved by the fifth anniversary of such officer’s becoming subject to the guidelines. Until the expected ownership level is achieved, each officer is expected to retain at least 50% of after-tax shares obtained through our equity compensation plans. This holding requirement also applies in situations where an officer has achieved the expected stock ownership level but changes in the market price of our stock or the officer’s base salary result in such officer’s failure to maintain the expected stock ownership level.
As of April 19, 2018, each of our current named executive officers was in compliance with our stock ownership and retention guidelines. Ms. Baier and Mr. Coco, who joined the Company in 2015 and 2016, respectively, and Ms. Patchett, who was promoted to the Executive Vice President position in 2015, are expected to retain at least 50% of their after-tax shares obtained through our equity compensation plans until they meet such applicable multiple of base salary.

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

Employment Agreements and Severance Policies Applicable to Named Executive Officers
We are party to an employment agreement dated March 1, 2018 with Ms. Baier, which we entered into in connection with her appointment as President and Chief Executive Officer effective February 28, 2018. The employment agreement has a three year term, subject to automatic extensions for additional one year periods, unless either we or Ms. Baier gives written notice to the other no less than 90 days prior to the expiration of the term that the term will not be so extended. Ms. Baier's initial base salary is $825,000 per year, which may not be reduced without Ms. Baier's approval. In addition, Ms. Baier is eligible to receive an annual cash incentive opportunity targeted at 125% of base salary paid during the calendar year, subject to the terms of our incentive compensation plan for senior executive officers. Ms. Baier was entitled to receive an initial award of shares of time- and performance-based restricted stock with an aggregate grant date value of $3,000,000 under our 2014 Omnibus Incentive Plan. The terms of such awards, which were granted on March 5, 2018, are described under "2018 Compensation Decisions" below. Ms. Baier is eligible to participate in various benefit plans that we make available to our senior executive officers (other than our severance policies). In addition, we will provide Ms. Baier with basic term life insurance benefits of at least 100% of her base salary, at no cost to Ms. Baier. Under her employment agreement, Ms. Baier is entitled to severance payments if her employment is terminated by us without cause or if she terminates for good reason. Severance payments in connection with a change in control are “double trigger,” which requires the occurrence of a change in control followed by termination of employment within 18 months of the change in control by us without cause or by Ms. Baier for good reason. Under Ms. Baier's employment agreement, any payments that are not deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after tax position for Ms. Baier. The employment agreement contains non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Ms. Baier’s employment and for one year following termination of employment. The non-solicitation restrictions will continue in effect during her employment and for two years following her termination of employment. The confidentiality and mutual non-disparagement obligations will apply during her employment and thereafter.
Prior to his termination without cause effective February 28, 2018, we were party to an employment agreement dated as of February 11, 2013 and amended April 23, 2015 with Mr. Smith, which we entered into in connection with his appointment as Chief Executive Officer in February 2013 and superseded and replaced the severance pay policy letter agreement, dated as of August 6, 2010, between us and Mr. Smith. The employment agreement had a three year term, subject to automatic extensions for additional one year periods, unless either we or Mr. Smith had given written notice to the other no less than 90 days prior to the expiration of the term that the term will not be so extended. Mr. Smith’s initial base salary was $480,000 per year, which was increased to $825,000 per year as of the date that his service as Chief Executive Officer began. In addition, Mr. Smith was eligible to receive an annual cash incentive opportunity targeted at 125% of base salary, subject to the terms of our incentive compensation plan for senior executive officers. Mr. Smith was eligible to participate in various benefit plans that we make available to our senior executive officers. In addition, we provided Mr. Smith with basic term life insurance benefits of at least 100% of his base salary, at no cost to Mr. Smith. Under his employment agreement, Mr. Smith is entitled to severance payments as a result of our terminating his employment without cause effective February 28, 2018, and he would have been entitled to severance payments if he had terminated employment for good reason. Severance payments in connection with a change in control were “double trigger,” which would have required the occurrence of a change in control followed by termination of employment within 12 months of the change in control by us without cause or by Mr. Smith for good reason. Under Mr. Smith’s employment agreement, any payments that were not deductible by us under Section 280G of the Internal Revenue Code would have been cut back only to the extent that the cutback resulted in a better after tax position for Mr. Smith. The employment agreement contained non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions were effective during Mr. Smith's employment and will continue in effect for one year following termination of his employment. The non-solicitation restrictions were effective during Mr. Smith's employment and will continue in effect for two years following termination of employment. The confidentiality and mutual non-disparagement obligations applied during his employment and will apply thereafter.
Our other named executive officers do not have employment agreements, but are eligible to participate in the Brookdale Senior Living Inc. Severance Pay Policy, Tier I, adopted by the Committee on August 6, 2010 and amended on April 23, 2015, August 3, 2015, and January 19, 2017 (the "Severance Policy"). On March 1, 2018, the Committee approved certain further amendments to the Severance Policy, which amendments were set forth in an amendment and restatement of the Severance Policy effective April 15, 2018. The Severance Policy provides for severance payments and benefits to certain of our officers for terminations of employment. During 2017, each of our named executive officers (other than Mr. Smith) participated in the Severance Policy. Effective March 1, 2018, Ms. Baier no longer participates in the Severance Policy. Additionally, each of Mr. Richardson and Ms. Patchett was a party to a letter agreement with us that would have provided for additional severance benefits in certain circumstances. The severance payments under the Severance Policy (and the former letter agreements) applicable in connection with a change in control are “double trigger,” which require the occurrence of a change in control followed by termination of employment by us without cause or by the named executive officer for good reason. If payments pursuant to the Severance Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.
In January 2017, after consultation with F.W. Cook, the Committee amended the Severance Policy to extend the time period during which a named executive officer would be eligible to receive payments resulting from a termination by us without cause or by the named executive officer for good reason following the occurrence of a change in control from 12 months to 18 months, and to provide that in the event of such a termination by an “Other Eligible Employee” (which included Ms. Patchett during 2017) in such circumstance, the Other Eligible Employee will receive an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such Other Eligible Employee was employed and payable when such bonus would otherwise be due. The Severance Policy had been amended in 2015 to provide such pro-rata bonus to “Designated Officers” (which included the other named executive officers). In December 2017, the Committee determined that Ms. Patchett will participate in the Severance Policy as a "Designated Officer" effective beginning January 1, 2018.
As a result of the amendments to the Severance Policy approved by the Committee on March 1, 2018, among other things, effective for terminations of employment on or after December 13, 2018, the amount payable to a Designated Officer (which includes Mr. Coco and Ms. Patchett) for termination of employment without cause will be reduced from 250% of the sum of such executive's annual base salary and target annual bonus to 150% of the sum of such executive's annual base salary and target annual bonus, in each case payable over 18 months. Further, effective for terminations of employment occurring on or after December 13, 2018, the amount payable to a Designated Officer for termination of employment without cause or by the executive for good reason within 18 months after a change in control will be reduced from 300% of annual base salary payable over 18 months and 300% of target annual bonus payable 60 days after such termination to 200% of annual base salary payable over 18 months and 200% of target annual bonus payable 60 days after such termination.
A detailed description of severance payments pursuant to the foregoing employment agreements and the Severance Policy, as well as the effect of certain terminations and/or change in control pursuant to our restricted share agreements, is set forth under “Potential Payments Upon Termination or Change in Control” below.

2018 Compensation Decisions
Ms. Baier's Compensation Arrangements
Pursuant to Ms. Baier's employment agreement dated March 1, 2018 entered into in connection with her appointment as President and Chief Executive Officer, her base salary was increased to $825,000 effective March 1, 2018, her target 2018 annual cash incentive opportunity was increased to 125% of her base salary paid in 2018, and she was awarded shares of time- and performance-based restricted stock with an aggregate grant date value of $3,000,000. Additional terms under the employment agreement are described above under "Employment Agreements and Severance Policies Applicable to Named Executive Officers". In setting Ms. Baier's compensation arrangements, the Committee reviewed Mr. Smith's former compensation arrangements and a market analysis of CEO compensation of a peer group prepared by F.W. Cook.
With respect to the $3,000,000 restricted stock award, one half of the award, or 207,469 shares of time-based restricted stock, will vest ratably in four annual installments beginning on February 27, 2019, subject to continued employment. The other one half of such award, or 207,469 shares of performance-based restricted stock, will be eligible to vest on February 27, 2021, subject to continued employment and the achievement of total shareholder return (TSR) performance targets. The restricted share agreements also contain non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. Ms. Baier will be entitled to receive dividends on any unvested shares of restricted stock, to the extent that any such dividends are declared in the future. The treatment of such awards in connection with termination of Ms. Baier's employment and/or a change in control are described under “Potential Payments Upon Termination or Change in Control” below.
Other Compensation Decisions
The base salaries of Mr. Coco and Ms. Patchett were increased by 3% for 2018 compared to 2017. The base salaries of Messrs. Smith and Richardson were not increased. Ms. Baier also received a base salary increase of 3% for her service prior to becoming President and Chief Executive Officer.
2018 Annual Cash Incentive Plan
The 2018 annual cash incentive opportunity will continue to be based on company and individual performance objectives, and the target amount of the 2018 annual cash incentive opportunity is the same for our named executive officers as a percentage of base salary as 2017 (other than Ms. Baier, whose opportunity increased to 125% of her base salary paid in 2018). The annual cash incentive opportunity will be weighted 40% on Facility Operating Income, 20% on Combined Adjusted Free Cash Flow, 10% on resident fee revenue, and 30% on individual objectives.
Long-Term Incentive Awards
Each of Ms. Baier, Mr. Coco and Ms. Patchett received long-term incentive awards on January 5, 2018 with grant date fair values consistent with the awards made in 2017. One-half of the long-term incentive awards are shares of time-based restricted stock that will vest ratably in four annual installments beginning on February 27, 2018, subject to continued employment. The other one-half of such awards are shares of time-based restricted stock, 75% of which will vest on February 27, 2021 and 25% of which will vest on February 27, 2022, in each case subject to continued employment.
Retention Bonus Awards
On March 1, 2018, the Committee approved a retention bonus to Mr. Coco and Ms. Patchett in an amount of $350,000 and $450,000, respectively, payment of which will occur upon his or her continued employment through December 13, 2018. If his or her employment is terminated due to death or permanent disability before such date, a prorated amount will be paid to the executive or his or her estate. The retention bonus opportunity was awarded to Mr. Coco and Ms. Patchett for retention purposes and in recognition of the reduced severance pay that would be available to them from and after December 13, 2018, as described above under "Employment Agreements and Severance Policies Applicable to Named Executive Officers".

Compensation Committee Report
The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions, it has recommended to the Board that the “Compensation Discussion and Analysis” be included herein.
Respectfully submitted by the Compensation Committee of the Board,

COMPENSATION COMMITTEE

Frank M. Bumstead, Chairman
Jackie M. Clegg
Jeffrey R. Leeds
Lee S. Wielansky

Summary Compensation Table for 2017
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our named executive officers for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Lucinda M. Baier	2017	550,000	—	1,500,013	196,150	161,025	2,407,188
President and	2016	552,115	—	1,500,005	222,750	217,497	2,492,367
Chief Executive Officer(5)	2015	48,654	1,000,000	775,020	—	11,982	1,835,656

T. Andrew Smith,	2017	950,000	—	—	356,709	9,120	1,315,829
Former President and	2016	953,654	—	5,225,007	418,594	11,339	6,608,593
Chief Executive Officer(5)	2015	953,654	—	7,536,779	276,094	8,929	8,775,455

Cedric T. Coco	2017	430,000	—	800,009	149,484	419,449	1,798,942
Executive Vice President and
Chief People Officer

Mary Sue Patchett,	2017	425,000	—	705,004	134,995	7,026	1,272,025
Executive Vice President,	2016	426,635	—	705,011	145,350	7,811	1,284,807
Community Operations

Bryan D. Richardson,	2017	430,500	—	880,012	122,536	9,199	1,442,247
Former Executive Vice President	2016	432,115	—	880,007	159,500	9,829	1,481,452
and Chief Administrative Officer(5)	2015	421,616	—	1,580,298	124,110	8,534	2,134,558

Labeed S. Diab	2017	483,750	—	1,500,013	—	144,232	2,127,995
Former Chief Operating Officer(5)	2016	587,250	—	1,500,005	219,375	304,685	2,611,314
	2015	76,500	1,000,000	2,100,014	—	17,833	3,194,347

(1)	Represents a cash sign-on bonus.

(2)
Represents the aggregate grant date fair value of time-based and performance-based restricted stock awards computed in accordance with ASC Topic 718. See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards.

(3)	Represents the payout of each named executive officer’s annual cash incentive opportunity with respect to performance in 2015, 2016 and 2017, as applicable.

(4)
For each of the named executive officers, the 2017 amount includes the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance. For Ms. Baier, the 2017 amount also includes incremental cost to the Company of $150,000 during 2017 for holding and marketing Ms. Baier's former home. During 2016, a third party acting on our behalf purchased Ms. Baier's former home at the average of multiple independent fair market value appraisals. For Mr. Coco, the 2017 amount also includes the incremental cost to the Company of $413,448 for relocation assistance provided to Mr. Coco, including (i) amounts paid to Mr. Coco, or on his behalf, for moving and storage costs, closing costs for Mr. Coco's purchase of a home in the Nashville area, temporary housing in the Nashville area, reimbursement for travel to and from Nashville during temporary living, and associated tax gross ups of $15,216; and (ii) acquisition, holding, marketing and disposition costs related to the purchase by a third party on our behalf of Mr. Coco's former home at the average of multiple independent fair market value appraisals, net of the sales price. For Mr. Diab, the 2017 amount also includes (i) the payout of $45,000 for accrued PTO in accordance with the Company's policy upon his resignation effective October 28, 2017; and (ii) the incremental cost to the Company of $90,854 for relocation assistance provided to Mr. Diab, including moving and storage costs, closing costs for Mr. Diab's purchase of a home in the Nashville area, and associated tax gross ups of $17,596.

(5)
Ms. Baier served as Chief Financial Officer at all times presented and joined Brookdale on November 16, 2015. Ms. Baier became our President and Chief Executive Officer effective February 28, 2018 following the termination of Mr. Smith's employment without cause effective February 28, 2018. Mr. Smith served as Chief Executive Officer at all times presented and additionally became our President on March 18, 2016. Mr. Coco joined Brookdale on October 6, 2016. Mr. Richardson's employment was terminated without cause effective March 9, 2018. Mr. Diab joined Brookdale on November 16, 2015 and resigned effective October 28, 2017.

Grants of Plan-Based Awards for 2017
The following table summarizes grants of plan-based awards made to our named executive officers in 2017. All of our named executive officers are eligible to receive dividends on outstanding unvested restricted shares granted in 2017 (to the extent that dividends are declared on our shares of common stock).

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Ms. Baier	—	44,000	(3)	220,000	(3)	440,000	(3)	—	—	—	—	—
	—	22,000	(4)	110,000	(4)	220,000	(4)	—	—	—	—	—
	—	11,000	(5)	55,000	(5)	110,000	(5)	—	—	—	—	—
	—	—	(6)	165,000	(6)	165,000	(6)	—	—	—	—	—
	2/27/2017	—		—		—		10,107	50,539	50,539	—	749,999
	2/27/2017	—		—		—		—	—	—	50,540	750,014

Mr. Smith	—	95,000	(3)	475,000	(3)	950,000	(3)	—	—	—	—	—
	—	47,500	(4)	237,500	(4)	475,000	(4)	—	—	—	—	—
	—	35,625	(5)	178,125	(5)	356,250	(5)	—	—	—	—	—
	—	—	(6)	296,875	(6)	296,875	(6)	—	—	—	—	—

Mr. Coco	—	34,400	(3)	172,000	(3)	344,000	(3)	—	—	—	—	—
	—	17,200	(4)	86,000	(4)	172,000	(4)	—	—	—	—	—
	—	8,600	(5)	43,000	(5)	86,000	(5)	—	—	—	—	—
	—	—	(6)	129,000	(6)	129,000	(6)	—	—	—	—	—
	2/27/2017	—		—		—		5,390	26,954	26,954	—	399,997
	2/27/2017	—		—		—		—	—	—	26,955	400,012

Ms. Patchett	—	34,000	(3)	170,000	(3)	340,000	(3)	—	—	—	—	—
	—	17,000	(4)	85,000	(4)	170,000	(4)	—	—	—	—	—
	—	8,500	(5)	42,500	(5)	85,000	(5)	—	—	—	—	—
	—	—	(6)	127,500	(6)	127,500	(6)	—	—	—	—	—
	2/27/2017	—		—		—		4,749	23,753	23,753	—	352,495
	2/27/2017	—		—		—		—	—	—	23,754	352,509

Mr. Richardson	—	34,440	(3)	172,200	(3)	344,400	(3)	—	—	—	—	—
	—	17,220	(4)	86,100	(4)	172,200	(4)	—	—	—	—	—
	—	8,610	(5)	43,050	(5)	86,100	(5)	—	—	—	—	—
	—	—	(6)	129,150	(6)	129,150	(6)	—	—	—	—	—
	2/27/2017	—		—		—		5,929	29,650	29,650	—	440,006
	2/27/2017	—		—		—		—	—	—	29,650	440,006

Mr. Diab	—	46,800	(3)	234,000	(3)	468,000	(3)	—	—	—	—	—
	—	23,400	(4)	117,000	(4)	234,000	(4)	—	—	—	—	—
	—	11,700	(5)	58,500	(5)	117,000	(5)	—	—	—	—	—
	—	—	(6)	175,500	(6)	175,500	(6)	—	—	—	—	—
	2/27/2017	—		—		—		10,107	50,539	50,539	—	749,999
	2/27/2017	—		—		—		—	—	—	50,540	750,014

(1)
Represents shares of performance-based restricted stock granted under our 2014 Omnibus Incentive Plan. As described above, up to 75% of the shares are eligible to vest on February 27, 2020 and up to 25% of the shares are eligible to vest on February 27, 2021, in each case subject to continued employment and dependent upon the level of achievement of performance goals established for each tranche by the Committee. The performance targets for the first tranche of shares are based on our three-year CAGR of Combined Adjusted Free Cash Flow, with results to be measured based on our Combined Adjusted Free Cash Flow in 2019 compared to our Combined Adjusted Free Cash Flow in 2016. The performance targets for the second tranche of shares are based on our calendar year 2020 ROI on all Program Max projects either (i) approved in 2017 and completed prior to the end of 2018 or (ii) approved prior to 2017 and completed during 2018. Achievement of the threshold or target level of performance for each tranche will result in the vesting of 20% or 100%, respectively, of the shares in such tranche. Any shares which do not vest in either tranche will be forfeited. Pursuant to the terms of Mr. Richardson's restricted share agreement, as a result of his termination without cause effective March 9, 2018, two-thirds, or 14,825 shares, of the shares eligible to vest on February 27, 2020 remain outstanding and are eligible to vest based on (and subject to) our 2018 Combined Adjusted Free Cash Flow performance relative to the performance target, and the remaining 14,825 shares eligible to vest in 2020 or 2021 were forfeited. Pursuant to the terms of Mr. Diab's restricted share agreement, upon Mr. Diab's resignation effective October 28, 2017, all of his outstanding shares of restricted stock were forfeited.

(2)
Represents shares of time-based restricted stock granted under our 2014 Omnibus Incentive Plan. The shares vested or will vest ratably in four annual installments beginning on February 27, 2018, subject to continued employment. Pursuant to the terms of Mr. Richardson's restricted share agreement, 7,413 of the shares accelerated and vested upon his termination without cause effective March 9, 2018, and the remaining 14,825 unvested shares for such grant were forfeited. Pursuant to the terms of Mr. Diab's restricted share agreement, upon Mr. Diab's resignation effective October 28, 2017, all of his outstanding shares of restricted stock were forfeited.

(3)
Represents the amounts that would have been payable in cash at threshold, target and maximum under the Combined Adjusted Free Cash Flow objective of the 2017 annual cash incentive plan, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity, limited to up to 200% (and subject to the aggregate maximum payout of $2,000,000 to an individual under the annual cash incentive plan). Based on our results, the named executive officers actually earned no amounts with respect to 2017 performance under this portion of the annual cash incentive plan, which is reflected in the Summary Compensation Table. Mr. Diab earned no amounts under the cash incentive plan as a result of his resignation effective October 28, 2018.

(4)
Represents the amounts that would have been payable in cash at threshold, target and maximum under the Facility Operating Income objective of the 2017 annual cash incentive plan, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity, limited to up to 200% (subject to the aggregate maximum payout of $2,000,000 to an individual under the annual cash incentive plan). Based on our results (reflecting the Committee's equitable adjustment of our results for the impact of Hurricanes Harvey and Irma and the California wildfires), the Summary Compensation Table reflects that the the named executive officers actually earned the following cash amounts with respect to 2017 performance under this portion of the annual cash incentive plan: Ms. Baier—$31,150; Mr. Smith—$67,256; Mr. Coco—$24,354; Ms. Patchett—$24,070; and Mr. Richardson—$24,382. Mr. Diab earned no amounts under the cash incentive plan as a result of his resignation effective October 28, 2018.

(5)
Represents the amounts that would have been payable in cash at threshold, target and maximum under the 2017 resident fee revenue objective of the 2017 annual cash incentive plan, the terms of which are summarized above. Achievement in excess of the targeted level of performance would have resulted in a payout in excess of 100% of the target bonus opportunity, limited to up to 200% (subject to the aggregate maximum payout of $2,000,000 to an individual under the annual cash incentive plan). Based on our results, the named executive officers actually earned no amounts with respect to 2017 performance under this portion of the annual cash incentive plan, which is reflected in the Summary Compensation Table. Mr. Diab earned no amounts under the cash incentive plan as a result of his resignation effective October 28, 2018.

(6)
Represents the amounts which would have been payable in cash at target and maximum under the individual objectives portion of the 2017 annual cash incentive plan for the named executive officers, the terms of which are summarized above. The individual objectives portion of the annual cash incentive plan did not specify a minimum threshold level of performance. As reported in the Summary Compensation Table, the named executive officers actually earned the following cash amounts with respect to 2017 performance under this portion of the annual cash incentive plan: Ms. Baier—$165,000; Mr. Smith—$289,453; Mr. Coco—$125,130; Ms. Patchett—$110,925; and Mr. Richardson—$98,154. Mr. Diab earned no amounts under the cash incentive plan as a result of his resignation effective October 28, 2018.

Outstanding Equity Awards at Fiscal Year-End for 2017
The following table summarizes the outstanding equity awards held by each of our named executive officers as of December 31, 2017. The market values of such awards are based on $9.70 per share, the closing market price of our stock on December 29, 2017.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ms. Baier	12/3/2015	12,027	116,662	—		—
	2/26/2016	38,820	376,554	20,704	(2)	200,829
	2/13/2017	50,540	490,238	20,216	(3)	196,095
Total		101,387	983,454	40,920		396,924

Mr. Smith	2/5/2014	16,545	160,487	15,041	(4)	145,898
	2/5/2015	34,351	333,205	37,786	(5)	366,524
	2/5/2015	26,870	260,639	—		—
	2/26/2016	135,223	1,311,663	72,120	(2)	699,564
Total		212,989	2,065,993	124,947		1,211,986

Mr. Coco	11/2/2016	19,559	189,722	—		—
	2/13/2017	26,955	294,349	10,782	(3)	104,585
Total		46,514	484,071	10,782		104,585

Ms. Patchett	2/5/2014	1,833	17,780	1,666	(4)	16,160
	2/5/2015	2,604	25,259	2,864	(5)	27,781
	10/22/2015	5,334	51,740	—		—
	2/26/2016	18,246	176,986	9,731	(2)	94,391
	2/13/2017	23,754	230,414	9,502	(3)	92,169
Total		51,771	502,179	23,763		230,501

Mr. Richardson	2/5/2014	3,590	34,823	3,264	(4)	31,661
	2/5/2015	5,786	56,124	6,365	(5)	61,741
	2/5/2015	7,524	72,983	—		—
	2/26/2016	22,775	220,918	12,147	(2)	117,826
	2/13/2017	29,650	287,605	11,861	(3)	115,052
Total		69,325	672,453	33,637		326,280

(1)
Represents shares of time-based restricted stock, the vesting of which is subject to continued employment. The awards granted during February have vested or will vest ratably in four annual installments beginning on February 27 in the year following the year of grant, except that Mr. Smith's February 2015 award for which 26,870 shares remained outstanding at year end was eligible to vest on February 27, 2018 and Mr. Richardson's February 2015 award for which 7,524 shares remained outstanding at year end was eligible to vest in three annual installments beginning on February 27, 2016. The awards granted during October and December have vested or will vest ratably in three annual installments beginning on November 27 and December 3, respectively, in the year following the year of grant. Pursuant to the terms of the applicable restricted share agreements, 17,176 and 45,074 of the shares granted to Mr. Smith in 2015 and 2016, respectively, accelerated and vested upon his termination without cause effective February 28, 2018, with the remainder of the shares granted in 2016 being forfeited. Pursuant to the terms of the applicable restricted share agreements, 2,893, 7,591, and 7,413 of the shares granted to Richardson in 2015, 2016 and 2017, respectively, accelerated and vested upon his termination without cause effective March 9, 2018, with the remainder of the shares granted in 2016 and 2017 being forfeited.

(2)
Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Up to 75% of the shares awarded are eligible to vest on February 27, 2019, and up to 25% of the shares awarded are eligible to vest on February 27, 2020. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche. Pursuant to the terms of each of Messrs. Smith's and Richardson's restricted share agreement, as a result of his termination without cause effective February 28, 2018 and March 9, 2018, respectively, 135,222 shares and 22,774 shares, respectively, eligible to vest on February 27, 2019 remain outstanding and eligible to vest on such date based on (and subject to) our 2018 CFFO per share performance relative to the performance target, and the remaining 45,075 shares and 7,592 shares, respectively, eligible to vest in 2020 were forfeited upon his termination.

(3)
Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Up to 75% of such shares are eligible to vest on February 27, 2020, and up to 25% of such shares are eligible to vest on February 27, 2021. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche. Pursuant to the terms of Mr. Richardson's restricted share agreement, as a result of his termination without cause effective March 9, 2018, two-thirds, or 14,825 shares, of the shares eligible to vest on February 27, 2020 remain outstanding and eligible to vest on February 27, 2019 based on (and subject to) our 2018 Combined Adjusted Free Cash Flow performance relative to the performance target, and the 14,825 remaining shares eligible to vest in 2020 or 2021 were forfeited upon his termination.

(4)
Represents shares of performance-based restricted stock, the vesting of which would occur on February 27, 2018, subject to continued employment and the achievement of specified performance targets. The number of shares reported represents the target level of performance.

(5)
Represents shares of performance-based restricted stock, the vesting of which is subject to continued employment and the achievement of specified performance targets. Up to 75% of the shares awarded were eligible to vest on February 27, 2018, and up to 25% of the shares awarded are eligible to vest on February 27, 2019. The number of shares reported represents the threshold level of performance for the first tranche and the target level of performance for the second tranche. As described above, the threshold level of performance for the shares scheduled to vest on February 27, 2018 was not achieved; therefore, the named executive officers forfeited the following number of shares on February 27, 2018: Mr. Smith—51,525 shares; Ms. Patchett—3,905 shares; and Mr. Richardson—8,678 shares. Pursuant to the terms of each of Messrs. Smith's and Richardson's restricted share agreement, as a result of his termination without cause effective February 28, 2018 and March 9, 2018, respectively, 17,176 shares and 2,893 shares, respectively, eligible to vest on February 27, 2019 remain outstanding and eligible to vest based on (and subject to) our performance relative to the performance targets.

Stock Vested for 2017
The following table summarizes the vesting of shares of time-based and performance-based restricted stock and the value realized by our named executive officers as a result of such vesting during 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ms. Baier	24,967	320,647
Mr. Smith	135,893	1,988,115
Mr. Coco	9,779	101,897
Ms. Patchett	17,903	239,469
Mr. Richardson	28,157	411,937
Mr. Diab	12,940	189,312

(1)
The value realized is based on the closing market price of the underlying stock on the date the shares vested (or the most recent trading day if such date was not a trading day): February 27, 2017 (Ms. Baier—12,940 shares; Mr. Smith—135,893 shares; Ms. Patchett––12,570 shares; Mr. Richardson—28,157 shares; and Mr. Diab—12,940 shares); November 19, 2017 (Mr. Coco––9,779 shares; and Ms. Patchett––5,333 shares); and December 3, 2017 (Ms. Baier––12,027 shares).

Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us. The Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.
Nonqualified Deferred Compensation
None of our named executive officers participates in or has an accrued benefit in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. The Committee may elect to adopt non-

qualified defined contribution plans or other non-qualified deferred compensation plans in the future if the Committee determines that doing so is in our best interests.
Potential Payments Upon Termination or Change in Control
The following table and summary set forth potential amounts payable upon termination of employment or a change in control to our named executive officers. The Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming termination of employment on December 31, 2017, with equity-based amounts based on $9.70 per share, the closing market price of our stock on December 29, 2017. As a result of Mr. Diab's voluntary resignation effective October 28, 2017, he received a payout of $45,000 for his accrued paid time off (PTO) balance in accordance with our policy and all of his shares of restricted stock were forfeited.

Name/Benefit	Voluntary Resignation by Executive ($)	Termination by us for Cause ($)	Termination by us without Cause ($)	Termination by us without Cause following a Change in Control ($)	Termination by Executive for Good Reason ($)	Disability ($)	Death ($)
Ms. Baier
Salary	—	—	1,375,000	1,650,000	—	—	—
Pro-Rata Bonus(1)	—	—	196,150	196,150	—	—	—
Severance Bonus	—	—	1,375,000	1,650,000	—	—	—
PTO	42,308	42,308	42,308	42,308	42,308	42,308	42,308
COBRA	—	—	14,873	14,873	—	—	—
Accelerated Vesting of Restricted Stock(2)	—	—	364,739	1,975,754	—	364,739	364,739
Total	42,308	42,308	3,368,070	5,529,085	42,308	407,047	407,047

Mr. Smith
Salary	—	—	2,375,000	2,850,000	2,375,000	—	—
Pro-Rata Bonus(3)	—	—	—	—	—	—	—
Severance Bonus	—	—	2,968,750	3,562,500	2,968,750	—	—
PTO	73,077	73,077	73,077	73,077	73,077	73,077	73,077
COBRA	—	—	20,495	20,495	20,495	—	—
Accelerated Vesting of Restricted Stock(2)	—	—	1,170,839	4,627,172	1,170,839	1,170,839	1,170,839
Total	73,077	73,077	6,608,161	11,133,244	6,608,161	1,243,916	1,243,916

Mr. Coco
Salary	—	—	1,075,000	1,290,000	—	—	—
Pro-Rata Bonus(1)	—	—	149,484	149,484	—	—	—
Severance Bonus	—	—	1,075,000	1,290,000	—	—	—
PTO	33,077	33,077	33,077	33,077	33,077	33,077	33,077
COBRA	—	—	20,495	20,495	—	—	—
Accelerated Vesting of Restricted Stock(2)	—	—	160,215	712,640	—	160,215	160,215
Total	33,077	33,077	2,513,271	3,495,696	33,077	193,292	193,292

Ms. Patchett
Salary	—	—	850,000	850,000	—	—	—
Pro-Rata Bonus(1)	—	—	134,995	134,995	—	—	—
Severance Bonus	—	—	318,750	425,000	—	—	—

PTO	32,692	32,692	32,692	32,692	32,692	32,692	32,692
COBRA	—	—	10,511	10,511	—	—	—
Accelerated Vesting of Restricted Stock(2)	—	—	214,904	1,035,223	—	214,904	214,904
Total	32,692	32,692	1,561,852	2,488,421	32,692	247,596	247,596

Mr. Richardson
Salary	—	—	1,076,250	1,291,500	1,076,250	—	—
Pro-Rata Bonus(3)	—	—	122,536	122,536	122,536	—	—
Severance Bonus	—	—	1,076,250	1,291,500	1,076,250	—	—
PTO	33,115	33,115	33,115	33,115	33,115	33,115	33,115
COBRA	—	—	15,766	15,766	15,766	—	—
Accelerated Vesting of Restricted Stock(2)	—	—	313,068	1,398,507	—	313,068	313,068
Total	33,115	33,115	2,636,985	4,152,924	2,323,917	346,183	346,183

(1)
The amounts listed in the applicable columns represent the amount payable to the named executive officer under the 2017 annual cash incentive plan based on our actual performance in 2017. The amounts reflect a full year of service.

(2)
A portion of the amounts listed in the applicable columns relate to the potential vesting of performance-based restricted shares following a termination of the executive’s employment by us without cause (other than in connection with a change in control), as a result of the executive’s death or disability and with respect to grants made to Mr. Smith, upon his termination of employment with good reason (other than in connection with a change in control). As described in more detail below, upon each of these events, all or a portion of the performance-based restricted shares eligible to vest on the next vesting date would remain outstanding until February 27, 2018 and would vest only if and to the extent the relevant performance targets for such tranche were achieved. The amounts in the applicable columns in respect of the potential vesting of these performance-based restricted shares are based on our actual 2017 performance relative to the applicable performance targets and consist of $145,898 for Mr. Smith; $16,160 for Ms. Patchett; and $31,661 for Mr. Richardson. The remainder of the applicable amounts consists of the accelerated vesting of time-based restricted shares, and in the column under the heading "Termination by us without Cause following Change in Control," additional vesting of performance-based restricted shares, each as described in more detail below.

(3)
In accordance with the terms of Mr. Smith's employment agreement, any bonus payments would have been payable in full, to the extent earned, as of December 31, 2017. Since no additional amount would become payable as a result of any termination of employment on December 31, 2017, no amount has been included in the table in respect of such bonus payments. To the extent a termination event occurred on a date during 2017 other than December 31, Mr. Smith would be entitled to an amount payable under the annual cash incentive plan for the year of termination (to the extent earned under the terms of the annual cash incentive plan), pro-rated based on the number of days he was employed.

Payments in Connection with Mr. Smith's Termination
Mr. Smith's employment was terminated by us without cause effective February 28, 2018. Upon his delivery of an executed waiver and release acknowledging that all restrictive covenants to which he is a party will remain in force for the periods specified, he became eligible to receive severance pay and benefits under his employment agreement. A breach of such covenants will result in the cessation of severance pay and benefits and may result in his being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. Pursuant to his employment agreement, Mr. Smith is entitled to receive $5,343,750, which represents the sum of 250% of his 2018 annual salary of $950,000 and 250% of his target annual cash incentive for 2018 of $1,187,500, which will be paid in equal periodic installments on our regular payroll dates, spanning 18 months and commencing on the 60th day following the date of his termination. He is also entitled to receive payment of an annual cash bonus for 2018 (to the extent earned under the terms of the annual incentive plan), pro-rated based on the number of days he was employed and payable when such bonus would otherwise be due. We will pay the employer portion of his COBRA premium payments for 18 months as if he were still an active employee (or until a breach of his continuing covenants or he becomes eligible for other medical coverage, if earlier). In addition, Mr. Smith received a payout of $73,078, representing his paid time off (PTO) balance.
Pursuant to the terms of his applicable restricted share agreements, as a result of Mr. Smith's termination effective February 28, 2018:

•
62,250 shares of time-based restricted stock granted to Mr. Smith in 2015 and 2016 accelerated and vested upon his termination with a value of $406,493 based on our closing stock price of $6.53 per share on February 28, 2018.

•	45,075 shares of time-based restricted stock granted to Mr. Smith in 2015 and 2016 immediately were forfeited.

•
152,398 shares of performance-based restricted stock granted to Mr. Smith in 2015 and 2016 remain outstanding and eligible to vest on February 27, 2019 based on (and subject to) our performance relative to the performance targets.

•	45,075 shares of performance-based restricted stock granted to Mr. Smith in 2016 immediately were forfeited.

Payments in Connection with Mr. Richardson's Termination
Mr. Richardson's employment was terminated by us without cause effective March 9, 2018. Upon his delivery of an executed waiver and release acknowledging that all restrictive covenants to which he is a party will remain in force for the periods specified, he became eligible to receive severance pay and benefits under the Severance Policy. A breach of such covenants will result in the cessation of severance pay and benefits and may result in his being required to repay certain severance pay and benefits already provided as well as certain costs and expenses. Pursuant to the Severance Policy, Mr. Richardson is entitled to receive $2,152,500, which represents the sum of 250% of his 2018 annual salary of $430,500 and 250% of his target annual cash incentive for 2018 of $430,500, which will be paid in equal periodic installments on our regular payroll dates, spanning 18 months and commencing on the 60th day following the date of his termination. He is also entitled to receive payment of an annual cash bonus for 2018 (to the extent earned under the terms of the annual incentive plan), pro-rated based on the number of days he was employed and payable when such bonus would otherwise be due. We will pay the employer portion of his COBRA premium payments for 18 months as if he were still an active employee (or until a breach of his continuing covenants or he becomes eligible for other medical coverage, if earlier). In addition, Mr. Richardson received a payout of $33,115, representing his paid time off (PTO) balance.
Pursuant to the terms of his applicable restricted share agreements, as a result of Mr. Richardson's termination effective March 9, 2018:

•
17,897 shares of time-based restricted stock granted to Mr. Richardson in 2015 through 2017 accelerated and vested upon his termination with a value of $132,080 based on our closing stock price of $7.38 per share on March 9, 2018.

•	22,417 shares of time-based restricted stock granted to Mr. Richardson in 2015 through 2017 immediately were forfeited.

•
40,492 shares of performance-based restricted stock granted to Mr. Richardson in 2015 through 2017 remain outstanding and eligible to vest on February 27, 2019 based on (and subject to) our performance relative to the performance targets.

•	22,417 shares of performance-based restricted stock granted to Mr. Richardson in 2016 and 2017 immediately were forfeited.

Severance Arrangements
We are party to an employment agreement dated March 1, 2018 with Ms. Baier, which we entered into in connection with her appointment as President and Chief Executive Officer effective February 28, 2018. Prior to his termination without cause effective February 28, 2018, we were party to an employment agreement dated as of February 11, 2013 and amended April 23, 2015 with Mr. Smith, which we entered into in connection with his appointment as Chief Executive Officer in February 2013. Each of these agreements provides for severance payments and benefits. During 2017, each of our named executive officers (other than Mr. Smith) participated in the Severance Policy. Effective March 1, 2018, Ms. Baier no longer participates in the Severance Policy. In addition to the severance pay and benefits described below, upon any termination of a named executive officer’s employment, the executive will be entitled to receive a payout of up to 160 hours of the executive’s paid time off (PTO) balance.
Employment Agreement with Ms. Baier
Under the employment agreement with Ms. Baier, in the event Ms. Baier's employment is terminated by us without "cause" or she resigns for “good reason” (each as defined in the employment agreement), in each case other than within 18 months following a “change in control” (as defined in the employment agreement)), upon signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants, she will be entitled the following severance payments and benefits: (i) 150% of her base salary and target annual bonus opportunity for the year of termination, paid in installments over 18 months; (ii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed, and (iii) if then eligible for, and she elects continuation of health coverage under COBRA, we will pay the employer portion of her COBRA premium payments for 18 months as if she were still an active employee (the “Severance Benefits”).
If Ms. Baier's employment is terminated by reason of her death or “disability” (as defined in the employment agreement), she (or her beneficiary or estate, as applicable) will be entitled to receive an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed, subject, in the event of termination by reason of disability, to Ms. Baier's signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants.
In the event Ms. Baier's employment is terminated by us without cause or she resigns for good reason, in each case within 18 months following a change in control, upon signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants, she will be entitled to receive the following severance payments and benefits: (i) 200% of her base salary paid in installments over 18 months, (ii) 200% of her target bonus opportunity for the year of termination paid in a lump sum on the 60th day following such termination; (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed, and (iv) the Severance Benefits.
Termination of Ms. Baier's employment within 30 days of the end of the initial term or any renewal term of the employment agreement following the provision of written notice of non-renewal by us will be treated as a termination of Ms. Baier's employment without cause for purposes of the employment agreement and for purposes of any equity awards previously granted to Ms. Baier or granted to her during the term of the employment agreement.
With respect to any termination of Ms. Baier's employment, treatment of restricted stock awards will be as provided in the applicable award agreement governing such awards, as described below.
Any payments that are deductible by us under Section 280G of the Internal Revenue Code will be cut back only to the extent that the cutback results in a better after-tax position for Ms. Baier.
The employment agreement contains customary non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions will continue in effect during Ms. Baier’s employment and for one year following termination of employment. The non-solicitation restrictions will continue in effect during her employment and for two years following her termination of employment. The confidentiality and mutual non-disparagement obligations will apply during her employment and thereafter. A breach of such covenants will result in the cessation of severance pay and benefits and may result in Ms. Baier’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.
The non-competition provisions provide that Ms. Baier shall not directly or indirectly, either as a principal, agent, employee, employer, consultant, partner, shareholder of a closely held corporation or shareholder in excess of five percent (5%) of a publicly traded corporation, corporate officer or director, or in any other individual or representative capacity, engage or otherwise participate in any manner or fashion in any business that is a Competing Business in the Area (each as defined below). For purposes of this provision: “Area” means a fifteen (15) mile radius of any senior living facility owned, managed or operated by us (or our successor) at the time Ms.

Baier's employment is terminated; and “Competing Business” means the business of owning, operating or managing senior living facilities having gross annualized revenues of at least $35 million or owning, operating or managing, in the aggregate, at least 1,000 units/beds provided that at least 750 units/beds owned, operated or managed by such business are located within the Area.
Former Employment Agreement with Mr. Smith
Under the employment agreement with Mr. Smith, upon Mr. Smith's termination of employment by us without "cause", or in the event he had resigned for “good reason” (each as defined in the employment agreement), in each case other than within 12 months following a “change in control” (as defined in the employment agreement)), upon his signing a release of claims in a form adopted by us and his continuing to comply with all applicable restrictive covenants, he became entitled to receive the following severance payments and benefits: (i) 250% of his base salary paid in installments over 18 months, (ii) 250% of his target bonus opportunity for the year of his termination paid in installments over 18 months, (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed, and (iv) the Severance Benefits.
If Mr. Smith’s employment were terminated by reason of his death or “disability” (as defined in the employment agreement), Mr. Smith (or his beneficiary or estate, as applicable) would have been entitled to receive an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed, subject, in the event of termination by reason of disability, to Mr. Smith signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants.
In the event Mr. Smith’s employment were terminated by us without cause or he resigned for good reason, in each case within 12 months following a change in control, upon signing a release of claims in a form adopted by us and continuing to comply with all applicable restrictive covenants, he would have been entitled to receive the following severance payments and benefits: (i) 300% of his base salary paid in installments over 18 months, (ii) 300% of his target bonus incentive opportunity for the year of his termination paid in a lump sum on the 60th day following such termination; (iii) an annual bonus for the year of termination (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days he was employed, and (iv) the Severance Benefits.
Termination of Mr. Smith’s employment within 30 days of the end of the initial term or any renewal term of the employment agreement following the provision of written notice of non-renewal by us would have been treated as a termination of Mr. Smith’s employment without cause for purposes of the employment agreement and for purposes of any equity awards previously granted to Mr. Smith or granted to him during the term of the employment agreement.
With respect to any termination of Mr. Smith’s employment, treatment of restricted stock awards was as provided in the applicable award agreement governing such awards, as described below.
Any payments that were not deductible by us under Section 280G of the Internal Revenue Code would have been cut back only to the extent that the cutback resulted in a better after-tax position for Mr. Smith.
The employment agreement contains customary non-competition, non-solicitation, confidentiality and mutual non-disparagement covenants. The non-competition restrictions continued in effect during Mr. Smith’s employment and will continue for one year following his termination of employment; the non-solicitation restrictions continued in effect during his employment and will continue in effect for two years following his termination of employment. The confidentiality and mutual non-disparagement obligations applied during his employment and will continue to apply thereafter. A breach of such covenants will result in the cessation of severance pay and benefits and may result in Mr. Smith’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.
The non-competition provisions provide that Mr. Smith shall not directly or indirectly, either as a principal, agent, employee, employer, consultant, partner, shareholder of a closely held corporation or shareholder in excess of five percent (5%) of a publicly traded corporation, corporate officer or director, or in any other individual or representative capacity, engage or otherwise participate in any manner or fashion in any business that is a Competing Business in the Area (each as defined below). For purposes of this provision: “Area” means a fifteen

(15) mile radius of any senior living facility owned, managed or operated by us (or our successor) at the time Mr. Smith’s employment was terminated; and “Competing Business” means the business of owning, operating or managing senior living facilities having gross annualized revenues of at least $35 million or owning, operating or managing, in the aggregate, at least 1,000 units/beds provided that at least 750 units/beds owned, operated or managed by such business are located within the Area.
Severance Policy and Related Letters
During 2017, each of the named executive officers (other than Mr. Smith and Ms. Patchett) participated in the Severance Policy as a "Designated Officer", and Ms. Patchett participated in the Severance Policy as an "Other Eligible Employee," which would have provided less severance pay than the severance pay to which Designated Officers would have been entitled. During 2017, Ms. Patchett was eligible to receive additional severance benefits in certain circumstances pursuant to a letter agreement dated December 20, 2016 that expired on December 31, 2017. The letter agreement was entered into on December 20, 2016 and superseded a prior letter agreement dated November 16, 2015 providing for substantially similar additional severance pay. In December 2017, the Committee determined that Ms. Patchett will participate in the Severance Policy as a "Designated Officer" effective beginning January 1, 2018. In addition, Mr. Richardson was party to a letter agreement that provided for severance pay in the event of his separation from service for good reason (other than within 18 months following a change in control) and stated that the Severance Policy would not be amended in a manner that was disadvantageous to him without his prior written consent. The letter agreement with Mr. Richardson became effective as of August 6, 2010 and terminated his then-existing employment agreement in consideration of our adoption of the Severance Policy.
On January 19, 2017, the Committee approved an amendment to the Severance Policy that extended the time period during which a participant would be eligible to receive payments resulting from a separation from service by us without cause or by the named executive officer for good reason following the occurrence of a change in control from a time period of within 12 months to a time period of within 18 months. The amendment further provided that in the event of such a separation from service by an Other Eligible Employee in such circumstance, the Other Eligible Employee will receive an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such Other Eligible Employee was employed and payable when such bonus would otherwise be due. The Severance Policy had been amended in 2015 to provide such pro-rata bonus to Designated Officers.
As a result of the amendments to the Severance Policy approved by the Committee on March 1, 2018, among other things, effective for terminations of employment on or after December 13, 2018, the amount payable to a Designated Officer for termination of his or her employment without cause will be reduced from 250% of the sum of such executive's annual base salary and target annual bonus to 150% of the sum of such executive's annual base salary and target annual bonus, in each case payable over 18 months. Further, effective for terminations of employment occurring on or after December 13, 2018, the amount payable to a designated officer for termination of his or her employment without cause or by the executive for good reason within 18 months after a change in control will be reduced from 300% of annual base salary payable over 18 months and 300% of target annual bonus payable 60 days after such termination to 200% of annual base salary payable over 18 months and 200% of target annual bonus payable 60 days after such termination.

With respect to Designated Officers, pursuant to the Severance Policy, following a “separation from service” (as defined in the Severance Policy) by us without “cause” (as defined in the Severance Policy) other than within 18 months following a “change in control” (as defined in the Severance Policy), the Designated Officer is entitled to: (i) 150% (or 250% if such separation from service occurs prior to December 13, 2018) of such officer’s annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason) payable over 18 months; (ii) 150% (or 250% if such separation from service occurs prior to December 13, 2018) of such officer’s target bonus opportunity for the year of separation from service, payable over 18 months; (iii) an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such officer was employed and payable when such bonus would otherwise be due; and (iv) the Severance Benefits. Pursuant to Mr. Richardson's letter agreement, if Mr. Richardson had separated from service from us for "good reason" (as defined in his letter agreement), he would have been entitled to the same severance pay and benefits as if he was separated from service by us without cause.

If Ms. Patchett had separated from service by us without cause during 2017, pursuant to the Severance Policy and Ms. Patchett's letter agreement she would have been entitled to: (i) 200% of her annual salary at the current rate of base salary in effect at the separation from service payable over 12 months; (ii) 75% of her target bonus opportunity for the year of separation from service payable over 12 months; and (iii) if then eligible for, and she had elected continuation of health coverage under COBRA, we would have paid the employer portion of Ms. Patchett’s COBRA premium payments for 12 months as if she were still an active employee (or until a breach of the Severance Policy or she becomes eligible for other medical coverage, if earlier).
With respect to Designated Officers, pursuant to the Severance Policy, following a separation from service by us without cause or by a named executive officer with good reason within 18 months following a “change in control”, the named executive officer is entitled to: (i)  200% (or 300% if such separation from service occurs prior to December 13, 2018) of such officer’s annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason) payable over 18 months; (ii) 200% (or 300% if such separation from service occurs prior to December 13, 2018) of such officer’s target annual bonus for the year of separation from service paid in a lump sum on the 60th day following such separation from service; (iii) an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days such officer was employed and payable when such bonus would otherwise be due; and (iv) the Severance Benefits.
If Ms. Patchett had separated from service by us without cause during 2017 or by Ms. Patchett with good reason during 2017, in either case within 18 months following a "change in control", pursuant to the Severance Policy and Ms. Patchett's letter agreement she would have been entitled to: (i) 200% of her annual salary at the current rate of base salary in effect at the separation from service (or, if greater, before the occurrence of circumstances giving rise to good reason) payable over 12 months; (ii) 100% of her target annual bonus for the year of separation from service payable over 12 months; (iii) an annual bonus for the year of separation from service (to the extent earned under the terms of the bonus plan), pro-rated based on the number of days she was employed and payable when such bonus would otherwise be due; and (iv) if then eligible for, and she had elected continuation of health coverage under COBRA, we would have paid the employer portion of Ms. Patchett’s COBRA premium payments for 12 months as if she were still an active employee (or until a breach of the Severance Policy or she becomes eligible for other medical coverage, if earlier).
If payments pursuant to the Severance Policy and other arrangements are not deductible by us under Section 280G of the Internal Revenue Code, such payments shall be reduced (or repaid) in order to ensure our deduction of payments in connection with a change in control.
Payments and the continuation of benefits under the Severance Policy are conditioned upon the executive having signed and returned a waiver and release and the seven day revocation period for the signed release having expired. The executive must acknowledge in such release that all restrictive covenants to which he or she is a party will remain in force for the period specified in such covenants and the severance pay such executive is entitled to as additional consideration for such restrictive covenants. A breach of such covenants will result in the cessation of severance pay and benefits and may result in such executive’s being required to repay certain severance pay and benefits already provided as well as certain costs and expenses.
Outstanding Restricted Share Agreements
Annually Vesting Shares
Under the terms of outstanding awards of time-vesting restricted shares held by our named executive officers that vest ratably on an annual basis: (i) if an executive’s employment is terminated by us without cause or due to death or disability (or with respect to Ms. Baier's awards granted on March 5, 2018, if she terminates employment for good reason as defined in her employment agreement), the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; and (ii) upon the occurrence of a change in control, the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will remain outstanding and will vest on the previously established vesting dates, subject to continued employment. In addition, in the event an executive’s employment is terminated without cause by us, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested restricted shares will immediately vest.

Cliff Vesting Shares
During 2018, we granted awards of time-based restricted shares to Ms. Baier, Mr. Coco and Ms. Patchett, 75% of which are eligible to vest on February 27, 2021 and 25% of which are eligible to vest on February 27, 2022, subject in each case to continued employment. Under the terms of such outstanding awards, (i) if an executive’s employment is terminated by us without cause or due to death or disability, the next tranche of unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; provided, however, that if the termination occurs on or prior to February 27, 2019, 25% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited and if the termination occurs after February 27, 2019 and on or before February 27, 2020, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will immediately be forfeited; and (ii) upon the occurrence of a change in control, the next tranche of unvested restricted shares will immediately vest, and the remaining unvested restricted shares will remain outstanding and will vest on the previously established vesting dates, subject to continued employment; provided, however, that if the change in control occurs on or prior to February 27, 2019, 25% of the unvested restricted shares will immediately vest and if the change in control occurs after February 27, 2019 and on or before February 27, 2020, 50% of the unvested restricted shares will immediately vest. In addition, in the event an executive’s employment is terminated without cause by us, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested restricted shares will immediately vest.
4-Year Performance Shares
Under the terms of outstanding awards of performance-based restricted stock held by our named executive officers (other than Ms. Baier's TSR performance shares described below), if an executive’s employment is terminated by us without cause or due to death or disability, the unvested restricted shares eligible to vest on the next vesting date will remain outstanding until the next vesting date (with all other unvested restricted shares from the award immediately being forfeited) and would vest only if and to the extent that the relevant performance targets for such tranche are achieved. However, with respect to such outstanding awards, if the termination occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, the executive will only be able to achieve vesting of up to 25% or 50%, respectively, of the unvested restricted shares based on our one-year or two-year CAGR of Adjusted CFFO per share or Combined Adjusted Free Cash Flow, as applicable, respectively.
Under the terms of outstanding awards of performance-based restricted stock held by our named executive officers (other than Ms. Baier's TSR performance shares described below), upon the occurrence of a change in control, all of the shares will automatically convert to time-based vesting. In addition, upon the date of the change in control, the next tranche of these shares would immediately vest. However, with respect to such outstanding awards, if the change in control occurs on or prior to the second anniversary or first anniversary prior to the vesting date for the first tranche of shares, only 25% or 50%, respectively, of such shares would vest. All other shares will remain outstanding and will vest on the previously established vesting dates, subject to continued employment. In the event an executive’s employment is terminated without cause by us, or the executive terminates employment for good reason, within 12 months following such change in control, all remaining unvested restricted shares will immediately vest.
TSR Performance Shares
In connection with Ms. Baier's appointment as President and Chief Executive Officer, on March 5, 2018, we granted performance-based restricted stock which is eligible to vest on February 27, 2021, subject to continued employment and the achievement of total shareholder return (TSR) performance targets. Under the terms of such outstanding restricted shares, if Ms. Baier's employment is terminated by us without cause, by Ms. Baier for good reason, or due to death or disability, (i) on or before February 27, 2019, one-third of the shares will remain outstanding and vest based on, and subject to, the 15-day volume weighted average price per share ("VWAP") as of December 31, 2018 compared to a partial-period TSR target, and the remainder of such outstanding shares will be immediately forfeited; (ii) after February 27, 2019 and on or before February 27, 2020, two-thirds of the shares will remain outstanding and vest based on, and subject to, the VWAP as of December 31, 2019 compared to a partial-period TSR target, and the remainder of such outstanding shares will be immediately forfeited; and (iii) after February 27,

2020, 100% of the shares will remain outstanding and vest based on, and subject to, the VWAP as of December 31, 2020 compared to the stated TSR target.
Under the terms of such outstanding restricted shares, upon the occurrence of a change in control occurring (i) on or before February 27, 2019, one-third of the shares will accelerate and vest and the remainder will convert to time-based shares vesting in two equal installments beginning on February 27, 2020, subject to continued employment; (ii) after February 27, 2019 and on or before February 27, 2020, two-thirds of the shares will accelerate and vest and the remainder will convert to time-based shares vesting on February 27, 2021, subject to continued employment; and (ii) after February 27, 2020 and on or before February 27, 2021, all of the shares will accelerate and vest. In the event Ms. Baier's employment is terminated without cause by us, or by Ms. Baier for good reason, within 12 months following such change in control, all remaining unvested shares will immediately vest.
Definitions of Change in Control, Cause and Good Reason
Under Ms. Baier's employment agreement, the Severance Policy, and our 2014 Omnibus Incentive Plan, a “change in control” shall be deemed to have occurred if (a) any person becomes the beneficial owner of securities representing fifty percent (50%) or more of the combined voting power of our outstanding securities (not including in the securities beneficially owned by such person, any securities acquired directly from us or any of our affiliates); (b) we or any of our subsidiaries merge or consolidate with any other corporation, except when the individuals who comprise the Board immediately prior to the transaction constitute at least a majority of the Board of Directors of the surviving entity (or its ultimate parent); or (c) our stockholders approve a plan of liquidation or dissolution or we complete the sale of all or substantially all of our assets (other than a sale to an entity, at least fifty percent (50%) of the combined voting power of the securities of which are owned by our stockholders after the transaction in substantially the same proportions as their ownership of us prior to the transaction, or other than a sale immediately following which the individuals who comprise the our Board of Directors immediately prior to the transaction constitute at least a majority of the Board of Directors of the entity to which the assets are sold (or its ultimate parent)). In addition, for purposes of our 2014 Omnibus Incentive Plan, a "change in control" shall be deemed to have occurred if the following individuals cease for any reason to constitute a majority of the number of directors then serving on the Board of Directors: individuals who were directors on June 5, 2014 and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation, relating to the election of directors) whose appointment or election by the Board of Directors or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on June 5, 2014 or whose appointment, election or nomination for election was previously so approved or recommended. In any event, a “change of control” shall not be deemed to have occurred by virtue of the consummation of any transaction (or series of integrated transactions) immediately following which our stockholders prior to the transaction(s) continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of the us immediately following such transaction(s).
Under Ms. Baier's employment agreement and the Severance Policy, “cause” means (a) conviction of, guilty plea concerning or confession of any felony; (b) any act of fraud, theft or embezzlement committed by the executive in connection with our or our subsidiaries’ business, (c) any material breach of any reasonable and lawful rule or directive; (d) the gross or willful neglect of duties or gross misconduct by the executive; or (e) the habitual use of drugs or habitual, excessive use of alcohol to the extent that any of such uses in the Board’s good faith determination materially interferes with the performance of the executive’s duties. For purposes of Ms. Baier's employment agreement, “cause” is also defined to include any material breach by Ms. Baier of the agreement, after notice and opportunity to cure.
Under Ms. Baier's employment agreement and the Severance Policy, “good reason” means the occurrence, without the executive’s written consent, of any of the following circumstances, unless such circumstances are fully corrected by us within thirty (30) days following written notice by the executive that he or she intends to terminate employment for one of the reasons set forth below: (i) the failure by us to pay to the executive any portion of his or her base salary or bonus within thirty (30) days of the date such compensation is due; (ii) the relocation of the executive’s principal office to a location outside a fifty (50) mile radius from the executive’s present principal office location; or (iii) the executive is assigned duties, compensation or responsibilities that are materially and significantly reduced with respect to the scope or nature of his or her duties, compensation and/or responsibilities. For purposes of Ms.

Baier's employment agreement, “good reason” is also defined to include any material breach by us of the agreement.
The definitions of "change in control", "cause" and "good reason" in Mr. Smith's employment agreement were consistent with the definitions contained in Ms. Baier's employment agreement.
Compensation Committee Interlocks and Insider Participation
During 2017, the Committee was composed of Mr. Bumstead, Ms. Clegg, Mr. Leeds and Mr. Wielansky. None of these persons has at any time been an officer or employee of us or any of our subsidiaries. In addition, there are no relationships among our executive officers, members of the Committee or entities whose executives serve on the Board or the Committee that require disclosure under applicable SEC regulations.
Pay Ratio
For 2017, the ratio of the total annual compensation of Mr. Smith, our President and Chief Executive Officer during 2017, to the median of the annual total compensation of all of our other employees was 73:1. The median of the annual total compensation of our employees, other than Mr. Smith, was $17,939 for 2017.
We identified the median employee using our employee population of approximately 75,500 employees as of December 31, 2017, including approximately 26,100 part-time employees. To identify the median employee, we used gross compensation before pre-tax deductions for 2017 as reported in wage statements on Form W-2 as our consistently applied compensation measure. We then calculated the annual total compensation for the identified employee in accordance with the requirements of the Summary Compensation Table (including matching contributions to our 401(k) Plan and premiums on Company-provided life and disability insurance). For the annual total compensation of Mr. Smith, we used the amount reported in the “total” column of the Summary Compensation Table.
Compensation of Directors
The director compensation program for 2017 and currently in effect for 2018 available to each director who is not an employee or consultant of ours consists of (i) an annual cash retainer; (ii) an additional cash retainer for serving as Chair of the Audit, Compensation, Nominating and Corporate Governance or Investment Committees; (iii) an annual award of immediately vested common stock; and (iv) cash meeting fees. In addition, each new independent director joining the Board is awarded shares of time-based restricted stock. Mr. Wielansky, our current Non-Executive Chairman, is entitled to an additional retainer for his service in such capacity, and Mr. Decker, our former Executive Chairman, was entitled to separate compensation arrangements during 2017. Details regarding each of these programs are described below.

Non-Employee Director Compensation Program
During 2017, the Committee conducted its annual review of the non-employee director compensation program applicable to each non-employee director, including receiving a report from F.W. Cook of the practices of the peer group utilized by the Committee when reviewing our 2016 executive compensation program (omitting peer group companies that were subsequently acquired). The Committee determined not to make any changes to the non-employee director compensation program. Our non-employee director compensation program consists of the following elements:

Cash Fees
Annual Retainer	$100,000
Annual Committee Chair Retainers:
Audit	$20,000
Compensation/Nominating and Corporate Governance	$15,000
Investment	$10,000
Meeting Fees
Per Board Meeting Attended	$3,000
Per Committee Meeting Attended	$2,000

Equity Awards
Annual Grant of Immediately Vested Stock	$100,000
Initial Grant of Restricted Stock (for new directors)	$100,000

Cash Fees
All of the cash amounts are payable quarterly in arrears. Applicable cash retainers are pro-rated to reflect a partial year’s service for directors who serve on the Board or as Chair of a standing committee for less than the full year. Cash meeting fees are paid to a director or committee member for attendance in person or telephonically. Each director has the opportunity to elect to receive either immediately vested shares (issued under our Director Stock Purchase Plan) or restricted stock units (issued under our 2014 Omnibus Incentive Plan) in lieu of up to 50% of their quarterly cash compensation. The number of shares or restricted stock units to be issued is based on the closing price of our common stock on the date of issuance, or if such date is not a trading date, on the previous trading day’s closing price. Each restricted stock unit will be payable in the form of one share of our common stock following the director’s termination of service as a member of the Board.

Annual Grant of Immediately Vested Stock
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

Initial Grant of Restricted Stock
Each new non-employee director joining the Board is granted an award of time-based restricted stock with a value of approximately $100,000 based on the closing price of our common stock on the date of grant. The shares will vest, subject to the director’s continued service, on the first anniversary of the date of grant. The shares are granted under our 2014 Omnibus Incentive Plan. During 2017, the Committee awarded 7,581 shares of restricted stock to Mr. Bromley in connection with his joining the Board effective July 25, 2017.
Compensation of Current Chairman of the Board
On March 1, 2018, upon the recommendation of the Compensation Committee, the Board approved compensatory arrangements for Mr. Wielansky's service as a non-employee director and Non-Executive Chairman of the Board. For his service as a non-employee director, Mr. Wielansky will continue to receive compensation applicable generally to non-employee directors. In addition, for his service as Non-Executive Chairman, Mr. Wielansky will receive an annual cash retainer of $250,000, which will be pro-rated to reflect a partial year of service for 2018. All cash amounts are payable quarterly in arrears, and Mr. Wielansky will have the opportunity to elect to receive either immediately vested shares or restricted stock units in lieu of up to 50% of such quarterly cash compensation.
Compensation of Former Executive Chairman of the Board
Mr. Decker served as Executive Chairman of the Board throughout 2017 and resigned from the Board and as Executive Chairman effective March 1, 2018. Mr. Decker's compensation arrangements for 2017 were approved by the Board, upon recommendation of the Committee, in connection with Mr. Decker's appointment as Executive Chairman in 2016. The Committee reviewed such compensation arrangements with F.W. Cook in 2016. Under such arrangements, Mr. Decker received an annual cash retainer of $100,000 for his service as a director and an annual cash retainer of $500,000 for his service as Executive Chairman of the Board. In addition, he was entitled to cash meeting fees of $3,000 for each meeting of the Board and $2,000 for each meeting of the committees of the Board that he attended in person or by phone in his capacity as a member or Chairman of the Board, subject to a maximum of $75,000 of meeting fees each fiscal year. As an employee, Mr. Decker was also eligible to receive coverage for himself and his dependents under our group health plan on the terms generally applicable to other participants in such plan. Mr. Decker's cash retainers were paid in accordance with our ordinary payroll practices during 2017, and cash meeting fees were paid quarterly in arrears. For his service during 2017, Mr. Decker was not eligible to elect to receive either immediately vested shares or restricted stock units in lieu a portion of his quarterly cash compensation. Since Mr. Decker was not expected to be present at our offices on a permanent basis, he was not expected to relocate and we provided him with a rental car while he was present in the Nashville area.
Director Compensation for 2017
The following table sets forth the compensation awarded to, earned by, or paid to our directors (other than Mr. Smith) for the year ended December 31, 2017. Information regarding compensation awarded to, earned by or paid to Mr. Smith for his service as an executive officer is included in “Compensation of Executive Officers” above.

Name	Fees Earned or Paid in Cash		Stock Awards (1)(2)		All Other Compensation		Total
Marcus E. Bromley	$103,478		$99,993	(3)	$—		$203,472
Frank M. Bumstead	$280,000		$99,992	(4)	$—		$379,992
Jackie M. Clegg	$291,000	(5)	$99,992	(4)	$—		$390,992
Jeffrey R. Leeds	$274,000		$99,992	(4)	$—		$373,992
James R. Seward	$267,167		$99,992	(4)	$—		$367,159
Lee S. Wielansky	$262,000		$99,992	(4)	$—		$361,992
Daniel A. Decker	$687,500		$—		$18,466	(6)	$705,966
Mark J. Parrell	$113,522		$99,992	(7)	$—		$213,514
William G. Petty, Jr.	$115,000	(8)	$99,992	(4)	$—		$214,992

(1)
Represents the aggregate grant date fair value of awards of immediately vested stock, restricted stock and/or restricted stock units computed in accordance with ASC Topic 718. See Note 14 to our Consolidated Financial Statements included in the Original Filing for a summary of the assumptions made in the valuation of these awards.

(2)
As of December 31, 2017: (i) none of the directors held any unvested stock awards, except that each of Messrs. Bromley and Decker held 7,581 and 25,832 shares of time-based restricted stock, respectively (after giving effect to the vesting on December 31, 2017 of 8,748 shares of time-based restricted stock and to the forfeiture on December 31, 2017 of 26,245 shares of performance-based restricted stock due to the failure to achieve the threshold performance level); and (ii) each of Ms. Clegg and Mr. Decker held 6,850 and 15,547, respectively, restricted stock units.

(3)
Represents the grant date fair value of the initial grant of 7,581 shares of time-based restricted stock awarded on August 3, 2017 in connection with Mr. Bromley's joining the Board effective July 25, 2017.

(4)	Represents the grant date fair value of the annual grant of unrestricted shares for the previous year served, consisting of 6,738 immediately vested shares awarded on February 13, 2017.

(5)
Ms. Clegg elected to receive immediately vested shares in lieu of a portion of her cash compensation for 2017. The reported amount includes: 3,043 immediately vested shares issued on April 1, 2017 for service during the first quarter of 2017 with a grant date fair value of $40,867; 2,268 immediately vested shares issued on July 1, 2017 for service during the second quarter of 2017 with a grant date fair value of $33,362; 3,101 immediately vested shares issued on October 1, 2017 for service during the third quarter of 2017 with a grant date fair value of $32,871; and 3,956 immediately vested shares issued on January 1, 2018 for service during the fourth quarter of 2017 with a grant date fair value of $38,373.

(6)
Includes the employer matching contribution to our 401(k) Plan and premiums on Company-provided life and disability insurance and amounts paid by the Company for Mr. Decker’s rental car in the Nashville area.

(7)
Represents the grant date fair value of restricted stock units awarded for the previous year served, consisting of 6,738 immediately vested restricted stock units awarded on February 13, 2017 at Mr. Parrell's election in lieu of the annual grant of immediately vested shares.

(8)
Mr. Petty elected to receive immediately vested shares in lieu of a portion of his cash compensation for 2017. The reported amount includes: 1,209 immediately vested shares issued on April 1, 2017 for service during the first quarter of 2017 with a grant date fair value of $16,237; 934 immediately vested shares issued on July 1, 2017 for service during the second quarter of 2017 with a grant date fair value of $13,739; 1,297 immediately vested shares issued on October 1, 2017 for service during the third quarter of 2017 with a grant date fair value of $13,748; and 1,417 immediately vested shares issued on January 1, 2018 for service during the fourth quarter of 2017 with a grant date fair value of $13,745.

Director Stock Ownership Guidelines
The Board has adopted Stock Ownership Guidelines that require each of our non-employee directors to maintain ownership of a number of shares of our common stock with a value equal to three times the non-employee director’s annual cash retainer for service on the Board, exclusive of any retainers for service as the Chairman of the Board or of any committee and any cash meeting fees. The expected level of ownership may be met through stock purchased by the director or his or her spouse in the market and/or through stock received upon vesting of equity awards. Unvested equity awards do not generally count toward satisfaction of the guidelines unless elected to be received by the director in lieu of cash compensation. Stock ownership levels are required to be achieved by the later of (i) February 5, 2019 (i.e., five years after their initial adoption) or (ii) the fifth anniversary of the director’s initial appointment or election to the Board. Until the expected ownership level is achieved, each director is expected to retain at least 50% of any shares obtained through our stock incentive plans.
As of April 19, 2018, each of our current independent directors holds a number of shares in excess of the number required by the guidelines, except for Mr. Bromley, who was appointed to the Board in 2017. He will be expected to retain at least 50% of any shares that he obtains through our stock incentive plans until he holds shares in excess of the number required by the guidelines.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 19, 2018, the total number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known by us to own more than 5% of our common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group, based on 193,743,668 shares of our common stock (including restricted shares) outstanding as of that date. Unless otherwise indicated, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address of each person named in the table is c/o Brookdale Senior Living Inc., 111 Westwood Place, Suite 400, Brentwood, Tennessee 37027.

Name of Beneficial Owner	Shares Owned(1)	Percentage
Executive Officers and Directors
Lucinda M. Baier	812,872	*
Cedric T. Coco	161,219	*
Mary Sue Patchett	215,805	*
Marcus E. Bromley	28,359	*
Frank M. Bumstead	158,297	*
Jackie M. Clegg(2)	85,455	*
Jeffrey R. Leeds	81,020	*
James R. Seward	102,451	*
Lee S. Wielansky	44,619	*
All executive officers and directors as a group (15 persons)	2,313,016	1.2%

5% Stockholders
Glenview Capital Management, LLC(3)	18,250,718	9.4%
The Vanguard Group(4)	15,431,334	8.0%
Dimensional Fund Advisors LP(5)	13,365,237	6.9%
Morgan Stanley(6)	13,290,192	6.9%

*    Less than 1%

(1)	Consists of shares held, including all shares of restricted stock held (whether or not such restricted shares have transfer and/or voting restrictions).

(2)	Includes 6,850 vested restricted stock units held by the director, which were issued at the director’s election in lieu of a portion of her quarterly cash compensation as a director.

(3)
Information regarding Glenview Capital Management, LLC ("Glenview") is based solely on a Schedule 13G/A filed with the SEC on February 14, 2018 by Glenview and Larry Robbins. Glenview reported that it has shared voting power and shared dispositive power with respect to 18,250,718 shares. The address of the principal business office of Glenview is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

(4)
Information regarding The Vanguard Group ("Vanguard") is based solely on a Schedule 13G/A filed with the SEC on February 8, 2018 by Vanguard. Vanguard reported that it has sole voting power with respect to 99,481 shares, shared voting power with respect to 23,127 shares, sole dispositive power with respect to 15,322,839 shares and shared dispositive power with respect to 108,495 shares. The address of the principal business office of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(5)
Information regarding Dimensional Fund Advisors LP ("Dimensional Fund") is based solely on a Schedule 13G filed with the SEC on February 9, 2018 by Dimensional Fund. Dimensional Fund reported that it has sole voting power with respect to 12,978,896 shares and sole dispositive power with respect to 13,365,237 shares. The address of the principal business office of Dimensional Fund is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(6)
Information regarding Morgan Stanley is based solely on a Schedule 13G filed with the SEC on January 31, 2018 by Morgan Stanley. Morgan Stanley reported that it has shared voting power with respect to 13,272,135 shares and shared dispositive power with respect to 13,213,131 shares. The address of the principal business office of Morgan Stanley is 1585 Broadway New York, NY 10036.

Equity Compensation Plan Information
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

Certain Relationships and Related Transactions
Policies and Procedures for Related Party Transactions
The Board has adopted a written Policy and Procedures with Respect to Related Person Transactions, which we refer to as our Related Person Policy. Pursuant to the terms of the Related Person Policy, we will enter into or ratify related person transactions only when the Audit Committee determines that the transaction in question is in, or is not inconsistent with, the best interests of the Company and our stockholders.
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
Since December 31, 2016, there have not been any related person transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence
The Board has affirmatively determined that Ms. Clegg and Messrs. Bromley, Bumstead, Leeds, Seward and Wielansky are “independent” under Section 303A.02 of the listing standards of the NYSE, and that Messrs. Parrell and Petty were independent prior to their resignations from the Board effective July 24, 2017 and February 20, 2018, respectively. In each case, the Board affirmatively determined that none of such individuals had a material relationship with the Company. In making these determinations, the Board considered all relevant facts and circumstances, as required by applicable NYSE listing standards.
There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by the Board in making the required independence determinations. None of the directors that were deemed independent had any relationship with us (other than as a director or stockholder).

Item 14.	Principal Accounting Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees
In connection with the audit of the 2017 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP ("E&Y") which sets forth the terms by which E&Y has performed audit services for the Company. That agreement is subject to alternative dispute resolution procedures. The Audit Committee specifically considered such procedures and determined that they were appropriate and consistent with the Company’s use of alternative dispute resolution generally in other circumstances.
Set forth below are the aggregate fees billed by E&Y during 2017 and 2016 for all audit, audit related, tax and other services provided by E&Y to the Company.

	2017	2016
Audit Fees	$2,200,000	$2,175,000
Audit-Related Fees	$1,995	$1,995
Tax Fees	$79,000	$—
All Other Fees	$—	$—
Total	$2,280,995	$2,176,995

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
“All Other Fees” include fees paid by the Company to E&Y that are not included in the three paragraphs above. There were no services in that category in 2017 or 2016.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all fees paid to, and all services performed by, the Company’s independent registered public accounting firm. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by any such firm during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved in compliance with the Audit Committee pre-approval policies and procedures described herein.
PART IV

Item 15.    Exhibits, Financial Statement Schedules.

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
10.1.1
Amended and Restated Master Lease and Security Agreement dated as of November 1, 2017, by and between certain of the Company's affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors. †#

10.1.2
First Amendment to Amended and Restated Master Lease and Security Agreement dated as of January 10, 2018, by and between certain of the Company's affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors. #

10.2
Master Credit Facility Agreement (Senior Housing) dated as of August 31, 2017, by and between Jones Lang LaSalle Multifamily, LLC and the Company's subsidiaries named as borrowers therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-32641)).

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

10.47	Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Time-Vesting Form).*
10.48	Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Cliff-Vesting Form).*
10.49	Employment Agreement dated as of March 1, 2018 by and between the Company and Lucinda M. Baier.*
10.50	Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Time-Vesting).*
10.51	Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Performance-Vesting).*
10.52	Amended and Restated Tier I Severance Pay Policy.*
10.53	Offer Letter Agreement dated as of March 26, 2018 by and between the Company and Teresa Sparks.*
21	Subsidiaries of the Registrant. #
23	Consent of Ernst & Young LLP. #
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #
101.INS	XBRL Instance Document. #
101.SCH	XBRL Taxonomy Extension Schema Document. #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #

*	Management Contract or Compensatory Plan

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the SEC.

#	Filed with Original Filing.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer
Date:	April 23, 2018

Appendix A
Reconciliations of Non-GAAP Financial Measures

Combined Adjusted Free Cash Flow

For purposes of the 2017 annual incentive plan, Combined Adjusted Free Cash Flow was defined as the Company's consolidated Adjusted Free Cash Flow plus its proportionate share of its unconsolidated ventures' Adjusted Free Cash Flow, excluding transaction, transaction-related and severance costs.
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

The table below reconciles our and our proportionate share of our unconsolidated ventures' Adjusted Free Cash Flow from our and their, respectively, net cash provided by (used in) operating activities. Line items under unconsolidated ventures represent the the aggregate amounts of such line items for all of our unconsolidated ventures.

Year Ended December 31, 2017 ($ in 000s)
Consolidated Adjusted Free Cash Flow
Net cash provided by operating activities	$366,664
Changes in operating assets and liabilities	$(15,851)
Proceeds from refundable entrance fees, net of refunds	$(2,179)
Lease financing debt amortization	$(64,906)
Distributions from unconsolidated ventures from cumulative share of net earnings	$(8,258)
Non-development capital expenditures, net	$(186,467)
Property insurance proceeds	$8,550
Consolidated Adjusted Free Cash Flow	$97,553

Proportionate Share of Adjusted Free Cash Flow of Unconsolidated Ventures
Net cash provided by operating activities	$269,755
Changes in operating assets and liabilities	$(13,184)
Proceeds from refundable entrance fees, net of refunds	$(17,366)
Non-development capital expenditures, net	$(100,621)
Property insurance proceeds	$2,425
Adjusted Free Cash Flow of unconsolidated ventures	$141,009

Brookdale weighted average ownership percentage	25.1%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$35,416

Combined Adjusted Free Cash Flow	$132,969

Transaction, Transaction-Related and Severance Costs	$23,359

Combined Adjusted Free Cash Flow excluding transaction, transaction-related and severance costs	$156,328