Form 10-Q
period 2018-03-31
Brookdale Senior Living Inc.
filed 2018-05-08
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 4, 2018, 187,572,373 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$335,412	$222,647
Marketable securities	174,649	291,796
Cash and escrow deposits – restricted	32,393	37,189
Accounts receivable, net	125,473	128,961
Assets held for sale	88,505	106,435
Prepaid expenses and other current assets, net	135,639	114,844
Total current assets	892,071	901,872
Property, plant and equipment and leasehold intangibles, net	5,775,496	5,852,145
Cash and escrow deposits – restricted	27,756	22,710
Investment in unconsolidated ventures	77,839	129,794
Goodwill	154,131	505,783
Other intangible assets, net	60,659	67,977
Other assets, net	199,476	195,168
Total assets	$7,187,428	$7,675,449
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$535,470	$495,413
Current portion of capital and financing lease obligations	69,536	107,088
Trade accounts payable	73,358	91,825
Accrued expenses	309,998	329,966
Refundable entrance fees and deferred revenue	72,954	68,358
Tenant security deposits	2,989	3,126
Total current liabilities	1,064,305	1,095,776
Long-term debt, less current portion	3,342,840	3,375,324
Capital and financing lease obligations, less current portion	1,187,549	1,164,466
Deferred liabilities	213,912	224,304
Deferred tax liability	85,776	70,644
Other liabilities	213,485	214,644
Total liabilities	6,107,867	6,145,158
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at March 31, 2018 and December 31, 2017; 196,976,099 and 194,454,329 shares issued and 193,797,698 and 191,275,928 shares outstanding (including 6,230,895 and 4,770,097 unvested restricted shares), respectively	1,938	1,913
Additional paid-in-capital	4,132,747	4,126,549
Treasury stock, at cost; 3,178,401 shares at March 31, 2018 and December 31, 2017	(56,440)	(56,440)
Accumulated deficit	(2,998,201)	(2,541,294)
Total Brookdale Senior Living Inc. stockholders' equity	1,080,044	1,530,728
Noncontrolling interest	(483)	(437)
Total equity	1,079,561	1,530,291
Total liabilities and equity	$7,187,428	$7,675,449

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue
Resident fees	$906,266	$1,016,927
Management fees	18,681	15,894
Reimbursed costs incurred on behalf of managed communities	262,287	183,945
Total revenue	1,187,234	1,216,766

Expense
Facility operating expense (excluding depreciation and amortization of $103,168 and $114,879, respectively)	632,325	674,542
General and administrative expense (including non-cash stock-based compensation expense of $8,406 and $7,774, respectively)	76,710	65,560
Transaction costs	4,725	7,593
Facility lease expense	80,400	88,807
Depreciation and amortization	114,255	127,487
Goodwill and asset impairment	430,363	20,706
Costs incurred on behalf of managed communities	262,287	183,945
Total operating expense	1,601,065	1,168,640
Income (loss) from operations	(413,831)	48,126

Interest income	2,983	631
Interest expense:
Debt	(45,727)	(40,573)
Capital and financing lease obligations	(22,931)	(49,859)
Amortization of deferred financing costs and debt premium (discount)	(3,956)	(2,591)
Change in fair value of derivatives	74	(46)
Debt modification and extinguishment costs	(35)	(61)
Equity in (loss) earnings of unconsolidated ventures	(4,243)	981
Gain (loss) on sale of assets, net	43,431	(603)
Other non-operating income	2,586	1,662
Income (loss) before income taxes	(441,649)	(42,333)
Provision for income taxes	(15,585)	(84,028)
Net income (loss)	(457,234)	(126,361)
Net (income) loss attributable to noncontrolling interest	46	57
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457,188)	$(126,304)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(2.45)	$(0.68)

Weighted average shares used in computing basic and diluted net income (loss) per share	186,880	185,689

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31, 2018
(Unaudited, in thousands)

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at January 1, 2018	191,276	$1,913	$4,126,549	$(56,440)	$(2,541,294)	$1,530,728	$(437)	$1,530,291
Compensation expense related to restricted stock grants	—	—	8,406	—	—	8,406	—	8,406
Net income (loss)	—	—	—	—	(457,188)	(457,188)	(46)	(457,234)
Issuance of common stock under Associate Stock Purchase Plan	62	1	371	—	—	372	—	372
Restricted stock, net	2,841	28	(28)	—	—	—	—	—
Shares withheld for employee taxes	(381)	(4)	(2,614)	—	—	(2,618)	—	(2,618)
Other	—	—	63	—	281	344	—	344
Balances at March 31, 2018	193,798	$1,938	$4,132,747	$(56,440)	$(2,998,201)	$1,080,044	$(483)	$1,079,561

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(457,234)	$(126,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt modification and extinguishment costs	35	61
Depreciation and amortization, net	118,211	130,078
Goodwill and asset impairment	430,363	20,706
Equity in loss (earnings) of unconsolidated ventures	4,243	(981)
Distributions from unconsolidated ventures from cumulative share of net earnings	408	439
Amortization of deferred gain	(1,090)	(1,093)
Amortization of entrance fees	(501)	(1,198)
Proceeds from deferred entrance fee revenue	1,109	1,927
Deferred income tax provision	15,037	83,310
Straight-line lease (income) expense	(6,165)	(3,007)
Change in fair value of derivatives	(74)	46
(Gain) loss on sale of assets, net	(43,431)	603
Non-cash stock-based compensation expense	8,406	7,774
Non-cash interest expense on financing lease obligations	3,383	6,156
Amortization of (above) below market lease, net	(1,938)	(1,697)
Non-cash management contract termination fee	(2,242)	—
Other	(156)	(1,398)
Changes in operating assets and liabilities:
Accounts receivable, net	3,488	3,556
Prepaid expenses and other assets, net	(24,807)	(8,630)
Accounts payable and accrued expenses	(21,370)	(51,627)
Tenant refundable fees and security deposits	(137)	(297)
Deferred revenue	12,426	8,406
Net cash provided by operating activities	37,964	66,773
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(2,015)	(420)
Sale of marketable securities, net	118,273	—
Additions to property, plant and equipment and leasehold intangibles, net	(66,592)	(48,928)
Acquisition of assets, net of related payables and cash received	(27,330)	—
Investment in unconsolidated ventures	(8,434)	(185,971)
Distributions received from unconsolidated ventures	2,037	1,807
Proceeds from sale of assets, net	75,060	31,675
Property insurance proceeds	156	1,398
Other	—	696
Net cash provided by (used in) investing activities	91,155	(199,743)
Cash Flows from Financing Activities
Proceeds from debt	30,168	34,455
Repayment of debt and capital and financing lease obligations	(44,001)	(52,273)
Payment of financing costs, net of related payables	(248)	(328)
Proceeds from refundable entrance fees, net of refunds	223	(902)
Payments of employee taxes for withheld shares	(2,618)	(5,112)
Other	372	599
Net cash used in financing activities	(16,104)	(23,561)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrow deposits	113,015	(156,531)
Cash and cash equivalents and restricted cash and escrow deposits at beginning of period	282,546	277,322
Cash and cash equivalents and restricted cash and escrow deposits at end of period	$395,561	$120,791

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2018, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018.

Except for the changes for the impact of the recently adopted accounting pronouncements discussed in this Note, the Company has consistently applied its accounting policies to all periods presented in these condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Brookdale and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies that the Company does not control, but has the ability to exercise significant influence over governance and operation, are accounted for by the equity method. The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. Noncontrolling interest represents the share of consolidated entities owned by third parties. Noncontrolling interest is adjusted for the noncontrolling holder's share of additional contributions, distributions and the proportionate share of the net income or loss of each respective entity.

The Company continually evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this analysis on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Refer to Note 14 for more information about the Company's VIE relationships.

Revenue Recognition

Resident Fees

Resident fee revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Resident fee revenue is recognized as performance obligations are satisfied.

Under the Company's senior living residency agreements, which are generally for a term of 30 days to one year, the Company provides senior living services to residents for a stated daily or monthly fee. The Company recognizes revenue for housing services under residency agreements for independent living and assisted living services in accordance with the provisions of ASC Topic 840, Leases ("ASC 840"). The Company recognizes revenue for assisted living care, skilled nursing residency and inpatient therapy services, ancillary services, and personalized health services in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). The Company has determined that the senior living services included under the daily or monthly fee have the same timing and pattern of transfer and are a series of distinct services that are considered one performance obligation which is satisfied over time.

Through its ancillary services programs, the Company enters into contracts to provide home health, hospice, and outpatient therapy services. The Company recognizes revenue for home health, hospice, and outpatient therapy services in accordance with the provisions of ASC 606. Each service provided under the contract is capable of being distinct, and thus, the services are considered individual and separate performance obligations which are satisfied as services are provided and revenue is recognized as services are provided.

The Company receives revenue for services under various third-party payor programs which include Medicare, Medicaid, and other third-party payors. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are included in the determination of the estimated transaction price for providing services. The Company estimates the transaction price based on the terms of the contract with the payor, correspondence with the payor and historical payment trends, and retroactive adjustments are recognized in future periods as final settlements are determined.

Management Services

The Company manages certain communities under contracts which provide periodic management fee payments to the Company. Management fees are generally determined by an agreed upon percentage of gross revenues (as defined in the management agreement). Certain management contracts also provide for an annual incentive fee to be paid to the Company upon achievement of certain metrics identified in the contract. The Company recognizes revenue for community management services in accordance with the provisions of ASC 606. Although there are various management and operational activities performed by the Company under the contracts, the Company has determined that all community operations management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company estimates the amount of incentive fee revenue expected to be earned, if any, during the annual contract period and revenue is recognized as services are provided to the owners of the communities. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in "reimbursed costs incurred on behalf of managed communities" on the condensed consolidated statements of operations. The related costs are included in "costs incurred on behalf of managed communities" on the condensed consolidated statements of operations.

Gain on Sale of Assets

The Company regularly enters into real estate transactions which may include the disposal of certain communities, including the associated real estate. The Company recognizes income from real estate sales under ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets (“ASC 610-20”). Under ASC 610-20, income is recognized when the transfer of control occurs and the Company applies the five-step model for recognition to determine the amount of income to recognize for all real estate sales.

The Company accounts for the sale of equity method investments under ASC 860, Transfers and Servicing (“ASC 860”). Under ASC 860, income is recognized when the transfer of control occurs and the Company has no continuing involvement with the transferred financial assets.

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

For all share-based awards with graded or cliff vesting other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated quarterly. If such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually during the fourth quarter or whenever indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value of a reporting unit is less than its carrying value. The fair values used in the quantitative goodwill impairment test are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates. If the quantitative goodwill impairment test results in a reporting unit's carrying value exceeding its estimated fair value, an impairment charge will be recorded based on the difference in accordance with ASU 2017-04, Intangibles - Goodwill and Other, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

Acquired intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and all intangible assets are reviewed for impairment if indicators of impairment arise. The evaluation of impairment for definite-lived intangibles is based upon a comparison of the carrying value of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying value of the asset, then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Indefinite-lived intangible assets are not amortized but are tested for impairment annually during the fourth quarter or more frequently as required. The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized for that difference.

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

During the three months ended March 31, 2018 and 2017, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. The reduction in these accrued reserves decreased facility operating expense by $1.2 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.

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

Sale-leaseback accounting is applied to transactions in which an owned community is sold and leased back from the buyer if certain continuing involvement criteria are met. Under sale-leaseback accounting, the Company removes the community and related liabilities from the condensed consolidated balance sheet. Gain on the sale is deferred and recognized as a reduction of facility lease expense for operating leases and a reduction of interest expense for capital leases. In cases of sale-leaseback transactions in which the Company has continuing involvement, other than normal leasing activities, the Company does not record the sale until such involvement terminates.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business to assist companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. Under ASU 2017-01, if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. Transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. The Company adopted ASU 2017-01 on a prospective basis on January 1, 2018. The Company anticipates that the changes to the definition of a business may result in future acquisitions of real estate, communities or senior housing operating companies being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018 and the changes required by ASU 2016-18 were applied retrospectively to all periods presented. The Company has identified that the inclusion of the change in cash and escrow deposits restricted within the retrospective presentation of the statements of cash flows resulted in a $0.6 million decrease to the amount of net cash used in investing activities for the three months ended March 31, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications on the classification of certain transactions within the statement of cash flows, the amendments in ASU 2016-15 provide that debt prepayment and debt extinguishment costs will be classified within financing activities within the statement of cash flows. ASU 2016-15 is effective for the Company for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018 and the changes in classification within the statement of cash flows were applied retrospectively to all periods presented. The Company's retrospective application resulted in an immaterial increase to the amount of net cash provided by operating activities and an immaterial decrease to the amount of net cash used in financing activities for the three months ended March 31, 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The five step model defined by ASU 2014-09 requires the Company to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced disclosure of revenue arrangements. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). ASU 2014-09, as amended, is effective for the Company's fiscal year beginning January 1, 2018, and the Company adopted the new standard under the modified retrospective approach. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. The Company has determined that the adoption of ASU 2014-09 did not result in an adjustment to retained earnings as of January 1, 2018.

The Company has determined that there will be a change to the amounts of resident fee revenue and facility operating expense with no net impact to the amount of income from operations, for the impact of implicit price concessions on the estimation of the transaction price. The Company recognized $906.3 million of resident fee revenue and $632.3 million of facility operating expense for the three months ended March 31, 2018. The impact to resident fee revenue and facility operating expenses as a result of applying ASC 606 was a decrease of $1.1 million for the three months ended March 31, 2018.

The Company has determined that there will not be any significant change to the annual amount of revenue recognized for management fees under the Company’s community management agreements, however, the Company will recognize an estimated amount of incentive fee revenue earlier during the annual contract period. The Company has determined that there will be a change to the amounts presented for revenue recognized for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations, as a result of the combination of all community operations management activities as a single performance obligation for each contract. The Company recognized $262.3 million of revenue for reimbursed costs incurred on behalf of managed communities and $262.3 million of reimbursed costs incurred on behalf of managed communities for the three months ended March 31, 2018 in accordance with ASU 2014-09. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $12.4 million for the three months ended March 31, 2018.

Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Under ASU 2014-09 and ASU 2017-05, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the former guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. The Company adopted ASU 2014-09, as amended by ASU 2017-5, under the modified retrospective approach as of January 1, 2018 and will apply the five step revenue model to all subsequent sales of real estate.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting and requires enhanced disclosure of lease arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. For the three months ended March 31, 2018, the Company made cash lease payments of $89.6 million for long-term community leases accounted for as operating leases under ASC 840. The Company anticipates that the adoption of ASU 2016-02 will result in the recognition of material lease liabilities and right-of use assets on the condensed consolidated balance sheet for these community operating leases. The Company is monitoring recent accounting standard setting activities of the FASB and the

Company continues to evaluate the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements and disclosures.

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

During the three months ended March 31, 2018 and 2017, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 7.0 million and 5.2 million for the three months ended March 31, 2018 and 2017, respectively.

The calculation of diluted weighted average shares excludes the impact of conversion of the outstanding principal amount of $316.3 million of the Company's 2.75% convertible senior notes due June 15, 2018. As of March 31, 2018 and 2017, the maximum number of shares issuable upon conversion of the notes is approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events); however it is the Company's current intent and policy to settle the principal amount of the notes in cash upon conversion. The maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash is approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of March 31, 2018 and 2017, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions, Dispositions and Other Significant Transactions

The Company completed sales of six communities and termination of leases on 105 communities during the period from January 1, 2017 through March 31, 2018. The Company's condensed consolidated financial statements include resident fee revenue of $2.2 million and $107.6 million and facility operating expenses of $2.1 million and $81.0 million for the communities for the three months ended March 31, 2018 and 2017, respectively, and cash lease payments of $27.8 million for the three months ended March 31, 2017. The results of operations of the 111 communities were reported in the following segments within the condensed consolidated financial statements prior to their disposition dates: Assisted Living (88 communities), Retirement Centers (ten communities) and CCRCs-Rental (13 communities).

The closings of the various pending transactions and expected sales of assets described below are subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close, or, if they do, when the actual closings will occur.

HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with HCP, Inc. ("HCP"). As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement (“Master Lease”) with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. The Company and HCP amended and restated triple-net leases covering substantially all of the communities the Company leased from HCP as of November 1, 2017 into the Master Lease. Pursuant to the agreements, following March 31, 2018, the Company acquired two communities for an aggregate purchase price of $35.4 million and leases with respect to four communities were terminated, and at the closings such communities were removed from the Master Lease. Pursuant to the Master Lease, 29 additional communities will be removed from the Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, the Company will continue to operate the foregoing 29 communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to the foregoing 35 communities, the Company continues to lease 43 communities pursuant to the terms of the Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired the Company's 10% ownership interest in one of the Company's RIDEA ventures with HCP in December 2017 for $32.1 million (for which the Company recognized a $7.2 million gain on sale) and the Company's 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which the Company recognized a $42.3 million gain on sale). The Company provided management services to 59 communities on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, the Company acquired one community for an aggregate purchase price of $32.1 million in January 2018 and three communities for an aggregate purchase price of $207.4 million during April 2018 and retained management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for ten such communities were terminated by HCP during the three months ended March 31, 2018 (for which the Company recognized a $2.2 million non-cash management contract termination gain), and the Company expects the termination of management agreements on the remaining 27 communities to occur in stages throughout 2018.

The Company financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of its ownership interest in the unconsolidated ventures. See Note 9 to the condensed consolidated financial statements for more information regarding the non-recourse mortgage financing.

In addition, the Company obtained future annual cash rent reductions and waived management termination fees in the multi-part transaction. As a result, the Company reduced its lease liabilities by $9.7 million for the future annual cash rent reductions and recognized a $9.7 million deferred liability for the consideration received from HCP in advance of the termination of the management agreements for the 37 communities.

As a result of the modification of the remaining lease term for communities subject to capital leases, the Company reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million in 2017. The transactions related to the terminations of the leases for 33 communities in 2018 for accounting purposes are anticipated to result in the Company recording a gain in fiscal 2018 for the amount by which the carrying value of the operating and capital and financing lease obligations for the 33 communities exceed the carrying value of the Company's assets and liabilities under operating and capital and financing leases at the lease termination date. As of March 31, 2018, the $389.4 million carrying value of the lease obligations for the 33 communities exceed the $341.4 million carrying value of the assets under operating and capital and financing leases by approximately $48.0 million, primarily for 20 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes.

The results of operations for the 33 communities that have been or will be disposed through lease terminations are reported within the following segments within the condensed consolidated financial statements: Retirement Centers (five communities), Assisted Living (27 communities), and CCRCs-Rental (one community). With respect to such 33 communities, the Company's condensed consolidated financial statements include resident fee revenue of $35.8 million and $37.3 million, facility operating expenses of $24.5 million and $22.9 million, and cash lease payments of $11.8 million and $12.0 million for the three months ended March 31, 2018 and 2017, respectively. For the 27 managed communities for which the Company's management may be terminated, the Company's condensed consolidated financial statements include management fees of $2.1 million for each of the three months ended March 31, 2018 and 2017.

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

Additionally, these transactions related to the Blackstone Venture required the Company to record a significant increase to the Company's existing tax valuation allowance, after considering the change in the Company's future reversal of estimated timing differences resulting from these transactions, primarily due to removing the deferred positions related to the contributed leases. During the three months ended March, 31, 2017, the Company recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against its federal and state net operating loss carryforwards and tax credits as the Company anticipates these carryforwards and credits will not be utilized prior to expiration. See Note 13 for more information about the Company's deferred income taxes.

Dispositions of Owned Communities during 2018 and Assets Held for Sale

The Company began 2018 with 15 of its owned communities classified as held for sale as of December 31, 2017. During the three months ended March 31, 2018, the Company completed the sale of three communities, two of which were not previously included in assets held for sale, for net cash proceeds of $12.8 million and recognized a net gain on sale of assets of $1.9 million.

As of March 31, 2018, 14 communities were classified as held for sale, resulting in $88.5 million being recorded as assets held for sale and $30.0 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 14 communities are reported in the following segments within the condensed consolidated financial statements: Assisted Living (12 communities) and CCRCs-Rental (two communities). The 14 communities had resident fee revenue of $9.1 million and $9.5 million and facility operating expenses of $8.0 million and $7.7 million for the three months ended March 31, 2018 and 2017, respectively.

Dispositions of Owned Communities and Other Lease Terminations during 2017

During the year ended December 31, 2017, the Company completed the sale of three communities for net cash proceeds of $8.2 million, and the Company terminated leases for 43 communities otherwise than in connection with the transactions with HCP and Blackstone described above (including terminations of leases for 26 communities pursuant to the transactions with HCP announced in November 2016).

5.       Fair Value Measurements

Marketable Securities

As of March 31, 2018, marketable securities of $174.6 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy. The Company recognized gains of $0.6 million for marketable securities within interest income on the Company's condensed consolidated statements of operations for the three months ended March 31, 2018.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.9 billion as of March 31, 2018 and December 31, 2017. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of the goodwill and asset impairment expense.

	Three Months Ended March 31,
(in millions)	2018	2017
Goodwill	$351.7	$—
Property, plant and equipment and leasehold intangibles, net	40.8	1.0
Investment in unconsolidated ventures	33.4	19.7
Other intangible assets, net	1.7	—
Assets held for sale	2.8	—
Goodwill and asset impairment	$430.4	$20.7

Goodwill

The Company follows ASC 350, Goodwill and Other Intangible Assets, and tests goodwill for impairment annually during the fourth quarter or whenever indicators of impairment arise. Factors the Company considers important in its analysis of whether an indicator of impairment exists include a significant decline in the Company's stock price or market capitalization for a sustained period since the last testing date, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value of a reporting unit is less than its carrying value. The fair values used in the quantitative goodwill impairment test are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions such as revenue and expense growth rates, capitalization rates and discount rates. The Company also considers market based measures such as earnings multiples in its analysis of estimated fair values of its reporting units. If the quantitative goodwill impairment test results in a reporting unit's carrying value exceeding its estimated fair value, an impairment charge will be recorded based on the difference in accordance with ASU 2017-04, with the impairment charge limited to the amount of goodwill allocated to the reporting unit.

During the three months ended March 31, 2018, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period during the three months ended March 31, 2018. Based upon the Company's qualitative assessment, the Company performed a quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value.

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

Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying value of the Company's Assisted Living reporting unit exceeded its estimated fair value by more than the $351.7 million carrying value of goodwill as of March 31, 2018. As a result, the Company recorded a non-cash impairment charge of $351.7 million to goodwill within the Assisted Living operating segment for the three months ended March 31, 2018. Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the estimated fair value of both the Company's Retirement Centers and Brookdale Ancillary Services reporting units exceeded their respective carrying values as of March 31, 2018.

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

Property, Plant and Equipment and Leasehold Intangibles

During the three months ended March 31, 2018 and 2017, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain communities will be disposed of prior to their previously intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value. The estimates of fair values of the property, plant and equipment of these communities were determined based on valuations provided by third-party pricing services and are classified within Level 3 of the valuation hierarchy. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $40.8 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively, primarily within the Assisted Living segment.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the three months ended March 31, 2018, and 2017, the Company recorded $33.4 million and $19.7 million, respectively, of non-cash impairment charges related to investments in unconsolidated ventures. These impairment charges reflect the amount by which the carrying values of the investments exceeded their estimated fair value. Refer to Note 4 for more information about the formation and impairment of the Blackstone Venture during 2017.

6.  Stock-Based Compensation

Grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(share amounts in thousands, except for per share amounts)	Shares Granted	Weighted Average Grant Date Fair Value	Total Value
Three months ended March 31, 2018	3,387	$9.10	$30,823

7.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying value of goodwill by operating segment.

(in thousands)	Retirement Centers	Assisted Living	Brookdale Ancillary Services	Total
Balance at January 1, 2018	$27,321	$351,652	$126,810	$505,783
Impairment	—	(351,652)	—	(351,652)
Balance at March 31, 2018	$27,321	$—	$126,810	$154,131

The following is a summary of other intangible assets.

	March 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	49,250	—	49,250
Trade names	27,800	(24,361)	3,439
Management contracts	10,680	(7,448)	3,232
Total	$92,468	$(31,809)	$60,659

	December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$9,533	$—	$9,533
Health care licenses	50,927	—	50,927
Trade names	27,800	(23,714)	4,086
Management contracts	11,360	(7,929)	3,431
Total	$99,620	$(31,643)	$67,977

Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2018 and 2017 was $0.8 million and $0.9 million, respectively. Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community. Refer to Note 5 for information on impairment expense for goodwill.

8.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of March 31, 2018 and December 31, 2017, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Land	$452,677	$449,295
Buildings and improvements	4,941,781	4,923,621
Leasehold improvements	130,337	124,850
Furniture and equipment	1,035,909	1,006,889
Resident and leasehold operating intangibles	597,828	594,748
Construction in progress	55,747	74,678
Assets under capital and financing leases	1,738,167	1,742,384
	8,952,446	8,916,465
Accumulated depreciation and amortization	(3,176,950)	(3,064,320)
Property, plant and equipment and leasehold intangibles, net	$5,775,496	$5,852,145

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

For the three months ended March 31, 2018 and 2017, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $113.4 million and $126.6 million, respectively.

9.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Mortgage notes payable due 2018 through 2047; weighted average interest rate of 4.64% for the three months ended March 31, 2018, less debt discount and deferred financing costs of $17.1 million and $16.6 million as of March 31, 2018 and December 31, 2017, respectively (weighted average interest rate of 4.59% in 2017)	$3,482,476	$3,497,762
Capital and financing lease obligations payable through 2032; weighted average interest rate of 7.24% for the three months ended March 31, 2018 (weighted average interest rate of 6.75% in 2017)	1,257,085	1,271,554
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $2.6 million and $6.4 million as of March 31, 2018 and December 31, 2017, respectively, interest at 2.75% per annum, due June 15, 2018	313,626	309,853
Notes payable issued to finance insurance premiums, weighted average interest rate of 3.44% for the three months ended March 31, 2018	19,859	—
Other notes payable, weighted average interest rate of 5.95% for the three months ended March 31, 2018 (weighted average interest rate of 5.98% in 2017) and maturity dates ranging from 2020 to 2021	62,349	63,122
Total long-term debt and capital and financing lease obligations	5,135,395	5,142,291
Less current portion	605,006	602,501
Total long-term debt and capital and financing lease obligations, less current portion	$4,530,389	$4,539,790

As of March 31, 2018 and December 31, 2017, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $30.0 million and $30.1 million, respectively, or mortgage notes payable secured by assets held for sale. This debt will be either assumed by the prospective purchasers or be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

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

As of March 31, 2018, no borrowings were outstanding on the revolving credit facility and $41.8 million of letters of credit were outstanding under this credit facility. The Company also had separate unsecured letter of credit facilities of up to $66.2 million in the aggregate as of March 31, 2018. Letters of credit totaling $64.4 million had been issued under these separate facilities as of March 31, 2018.

2018 Financings

In April 2018, the Company obtained $247.6 million of debt secured by the non-recourse first mortgages on 11 communities. Sixty percent of the principal amount bears interest at a fixed rate of 4.55%, and the remaining forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 189 basis points. The debt matures in May 2028. The $247.6 million of proceeds from the refinancing were primarily utilized to fund the acquisition of five communities from HCP and to repay $43.0 million of outstanding mortgage debt scheduled to mature in May 2018. See Note 4 to the condensed consolidated financial statements for more information regarding the acquisitions of communities from HCP.

Convertible Debt

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). On and after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time. As of March 31, 2018, the Notes are convertible and none were converted during the three months ended March 31, 2018. As of March 31, 2018, the $313.6 million carrying value of the Notes was included in the current portion of long-term debt within the condensed consolidated balance sheet. It is the Company’s current intent and policy to settle the principal amount of the Notes (or, if less, the amount of the conversion obligation) in cash upon conversion.

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

As of March 31, 2018, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

10.  Litigation

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

Similarly, the senior living and healthcare industries are continuously subject to scrutiny by governmental regulators, which could result in litigation related to regulatory compliance matters. In addition, as a result of the Company's participation in the Medicare and Medicaid programs, the Company is subject to various governmental reviews, audits and investigations, including but not limited to audits under various government programs, such as the Recovery Act Contractors (RAC), Zone Program Integrity Contractors (ZPIC), and Unified Program Integrity Contractors (UPIC) programs. The costs to respond to and defend such reviews, audits and investigations may be significant, and an adverse determination could result in citations, sanctions and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, termination of participation in Medicare and Medicaid programs, and/or damage to the Company's business reputation.

11.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$62,721	$81,094
Income taxes paid, net of refunds	$(128)	$(107)

Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$49,496	$43,830
Accounts payable	17,096	5,098
Net cash paid	$66,592	$48,928
Acquisition of assets, net of related payables:
Property, plant and equipment and leasehold intangibles, net	$32,126	$—
Other intangible assets, net	(4,796)	—
Net cash paid	$27,330	$—
Proceeds from sale of assets, net:
Prepaid expenses and other assets	$(579)	$(356)
Assets held for sale	(18,758)	(5,621)
Property, plant and equipment and leasehold intangibles, net	(978)	—
Investments in unconsolidated ventures	(20,084)	(26,301)
Refundable entrance fees and deferred revenue	8,345	—
Other liabilities	425	—
(Gain) loss on sale of assets, net	(43,431)	603
Net cash received	$(75,060)	$(31,675)
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$—	$(8,173)
Property, plant and equipment and leasehold intangibles, net	—	(768,897)
Investments in unconsolidated ventures	—	66,816
Capital and financing lease obligations	—	879,959
Deferred liabilities	—	7,504
Other liabilities	—	1,998
Net cash paid	$—	$179,207

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets	$—	$106
Assets held for sale	(3,336)	(14,122)
Property, plant and equipment and leasehold intangibles, net	3,336	14,016
Net	$—	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash and escrow deposits reported within the condensed consolidated statement of cash flows that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	March 31, 2018	December 31, 2017
Reconciliation of cash and cash equivalents and restricted cash and escrow deposits:
Cash and cash equivalents	$335,412	$222,647
Cash and escrow deposits – restricted	32,393	37,189
Long-term cash and escrow deposits – restricted	27,756	22,710
Total cash and cash equivalents and restricted cash and escrow deposits shown in the condensed consolidated statement of cash flows	$395,561	$282,546

12.  Facility Operating Leases

As of March 31, 2018, the Company operated 434 communities under long-term leases (290 operating leases and 144 capital and financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary leases under the master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders’ equity levels and lease coverage ratios, and not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. In addition, the Company’s lease documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements.

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

As of March 31, 2018, the Company is in compliance with the financial covenants of its long-term leases.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash basis payment	$89,593	$94,604
Straight-line (income) expense	(6,165)	(3,007)
Amortization of (above) below market lease, net	(1,938)	(1,697)
Amortization of deferred gain	(1,090)	(1,093)
Facility lease expense	$80,400	$88,807

13.  Income Taxes

The difference between the statutory tax rate and the Company's effective tax rates for the three months ended March 31, 2018 and March 31, 2017 reflects a decrease in the Company’s federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2018, and the non-deductible write-off of goodwill.

The valuation allowance during the three months ended March 31, 2018 reflects an additional allowance of $24.6 million established against the current period operating loss and is reflective of the Company's quarterly calculation of the reversal of existing tax assets and liabilities and the impact of the Company's acquisitions, dispositions, and other significant transactions, including the impact of the Tax Act which allows for the unlimited carryover of net operating losses created in 2018 and beyond.

The increase in the valuation allowance during the three months ended March 31, 2017 was comprised of multiple components. The increase included $85.0 million related to the removal of future timing differences as a result of the formation of the Blackstone Venture and termination of leases associated therewith. In addition, the Company increased its valuation allowance by $48.5 million upon the adoption of ASU 2016-09. The $48.5 million offset the increase to the Company's net operating loss carryforward position previously reflected in an additional paid-in capital pool, and accordingly, did not impact the current period income tax position. The remaining change of approximately $11.8 million for the three months ended March 31, 2017 reflects the allowance established against the current period operating loss.

The Company recorded an aggregate deferred federal, state and local tax benefit of $9.5 million as a result of the operating loss for the three months ended March 31, 2018, which was offset by an increase in the valuation allowance of $24.6 million. The excess of the increase in the valuation allowance over the deferred federal, state and local benefit for the three months ended March 31, 2018 is the result of the anticipated reversal of future tax liabilities offset by future tax deductions. The Company recorded an aggregate deferred federal, state, and local tax benefit of $13.5 million as a result of the operating loss for the three months ended March 31, 2017, which was offset by an increase in the valuation allowance of $96.8 million.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of March 31, 2018 and December 31, 2017 is $360.7 million and $336.1 million, respectively.

For the year ended December 31, 2017, the Company estimated the impact of the Tax Act on state income taxes reflected in its income tax benefit. Reasonable estimates for the Company’s state and local provision continue to be made based on the Company's analysis of tax reform. These provisional amounts have not been adjusted for the three months ended March 31, 2018 but may be adjusted in future periods during 2018 when additional information is obtained. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception in 2018. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change did not have a material effect for the three months ended March 31, 2018 but will impact future tax depreciation deductions and may impact the Company’s valuation allowance. The Company is unable to estimate the future impact of this change at this time. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three months ended March 31, 2018 and March 31, 2017 which are included in income tax expense or benefit for the period. Tax returns for years 2013 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Variable Interest Entities

As of March 31, 2018, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds an equity ownership interest in each of the propco and opco of one venture ("RIDEA Venture") that operates senior housing communities in a RIDEA structure. As of March 31, 2018, the Company's equity ownership interest is 10% in the RIDEA Venture. The RIDEA Venture has been identified as a VIE. The equity members of the RIDEA Venture share certain operating rights, and the Company acts as manager to the opco of the RIDEA Venture. However, the Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the economic performance of the VIE. The assets of the RIDEA Venture primarily consist of the senior housing communities that the RIDEA Venture owns, resident fees receivable, and cash and cash equivalents. The obligations of the RIDEA Venture primarily consist of notes payable, accounts payable and accrued expenses.

The Company holds a 15% equity ownership interest in the Blackstone Venture. The Blackstone Venture has been identified as a VIE due to the Company lacking substantive participation rights in the management of the venture and the Company lacking kick-out rights over the managing member. The equity members of the Blackstone Venture share certain operating rights and the Company acts as manager to 60 communities owned by the Blackstone Venture. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact the economic performance of the VIE. The assets of the Blackstone Venture primarily consist of senior housing communities, resident fees receivable and cash and cash equivalents. The obligations of the Blackstone Venture primarily consist of long-term mortgage debt, accounts payable and accrued expenses. As of March 31, 2018, the Company leases two communities from the Blackstone Venture with annual lease payments of approximately $2.6 million. Under the terms of the lease agreements, the Company may be required to purchase the two leased communities for an amount equal to the greater of the fair market value of the communities or $33.8 million if there is an event of default under the lease agreement.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below as of March 31, 2018 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Value
CCRC Venture opco	Investment in unconsolidated ventures	$31.3	$31.3
RIDEA Venture	Investment in unconsolidated ventures	$20.6	$20.6

As of March 31, 2018, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

15.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the table below.

	Three Months Ended March 31, 2018
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$157,507	$514,264	$70,721	$269	$742,761
Government reimbursement	890	18,016	23,706	92,627	135,239
Other third-party payor programs	—	—	10,642	17,624	28,266
Total resident fee revenue	$158,397	$532,280	$105,069	$110,520	$906,266

	Three Months Ended March 31, 2017
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$171,617	$569,953	$94,623	$151	$836,344
Government reimbursement	1,003	20,584	32,828	98,534	152,949
Other third-party payor programs	—	—	14,347	13,287	27,634
Total resident fee revenue	$172,620	$590,537	$141,798	$111,972	$1,016,927

The Company has not further disaggregated management fee revenues and revenue for reimbursed costs incurred on behalf of managed communities as the economic factors affecting the nature, timing, amount, and uncertainty of revenue and cash flows do not significantly vary within each respective revenue category.

Contract Balances

The payment terms and conditions within the Company's revenue-generating contracts vary by contract type and payor source, although terms generally include payment to be made within 30 days.

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance. Resident fee revenue for standalone or certain ancillary services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under residency agreements for independent living and assisted living services. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable entrance fees and deferred revenue, deferred liabilities, and other liabilities within the condensed consolidated balance sheets) of $122.4 million and $112.4 million, including $62.1 million and $49.7 million of monthly resident fees billed and received in advance, as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, the Company recognized $60.9 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

For the three months ended March 31, 2018, the Company recognized $4.5 million of charges within facility operating expenses within the condensed consolidated statement of operations for additions to the allowance for doubtful accounts.

16.  Segment Information

As of March 31, 2018 the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

Brookdale Ancillary Services. The Company's Brookdale Ancillary Services segment includes the home health, hospice, and outpatient therapy services, as well as education and wellness programs, provided to residents of many of the Company's communities and to seniors living outside of the Company's communities. The Brookdale Ancillary Services segment does not include the inpatient therapy services provided in the Company's skilled nursing units, which are included in the Company's CCRCs-Rental segment.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
Retirement Centers (1)	$158,397	$172,620
Assisted Living (1)	532,280	590,537
CCRCs-Rental (1)	105,069	141,798
Brookdale Ancillary Services (1)	110,520	111,972
Management Services (2)	280,968	199,839
	$1,187,234	$1,216,766
Segment Operating Income: (3)
Retirement Centers	$64,422	$74,002
Assisted Living	176,538	217,439
CCRCs-Rental	24,663	35,315
Brookdale Ancillary Services	8,318	15,629
Management Services	18,681	15,894
	292,622	358,279

General and administrative (including non-cash stock-based compensation expense)	76,710	65,560
Transaction costs	4,725	7,593
Facility lease expense	80,400	88,807
Depreciation and amortization	114,255	127,487
Goodwill and asset impairment	430,363	20,706
Income (loss) from operations	$(413,831)	$48,126

	As of
(in thousands)	March 31, 2018	December 31, 2017
Total assets:
Retirement Centers	$1,255,585	$1,266,076
Assisted Living	4,134,795	4,535,114
CCRCs-Rental	637,545	667,234
Brookdale Ancillary Services	248,763	257,257
Corporate and Management Services	910,740	949,768
	$7,187,428	$7,675,449

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

17.  Subsequent Events

On April 26, 2018, the Company entered into several agreements to restructure a portfolio of 128 communities it leased from Ventas, Inc. and certain of its subsidiaries (collectively, “Ventas”) as of such date, including a Master Lease and Security Agreement (the “Master Lease”). The Master Lease amends and restates prior leases comprising an aggregate portfolio of 107 communities into the Master Lease. Under the Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities leased by the Company from Ventas pursuant to separate lease agreements will be combined automatically into the Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities. The Company and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Master Lease and certain other agreements between the Company and Ventas will be cross-defaulted.

The initial term of the Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. The Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by the Company, provide for total rent in 2018 of approximately $175 million for the 128 communities, including the pro-rata portion of an $8 million rent credit for 2018. The Company will receive an annual rent credit of $8 million in 2019, $7 million in 2020 and $5 million thereafter; provided, that if a change of control of the Company occurs prior to 2021, the annual rent credit will be reduced to $5 million. Effective on January 1, 2019, the annual minimum rent will be subject to an escalator equal to the lesser of 2.25% or four times the CPI increase for the prior year (or zero if there was a CPI decrease).

The Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ending December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any).

Under the definitive agreements with Ventas, the Company, at the parent level, must satisfy certain financial covenants (including tangible net worth and leverage ratios) and may consummate a change of control transaction without the need for consent of Ventas so long as certain objective conditions are satisfied, including the post-transaction guarantor's satisfying certain enhanced minimum tangible net worth and maximum leverage ratio, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25 million to Ventas.

At the Company’s option, which must be exercised on or before April 26, 2019, the Company may provide notice to Ventas of the Company's election to direct Ventas to market for sale one or more communities with up to approximately $30 million of annual minimum rent. Upon receipt of such notice, Ventas will be obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community will be subject to Ventas' receiving a purchase price in excess of a minimum sale price to be mutually agreed by the Company and Ventas and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Master Lease, and the annual minimum rent under the Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%.

The lease restructuring transactions may require the Company to record a significant charge in the three months ended June 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to the Company given current market conditions on the amendment date. The Company is unable to reasonably estimate the amount of the charge at this time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their intended effect on our results; our operational, sales, marketing and branding initiatives; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, expansion, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to acquisition, disposition, development, lease restructuring and termination, financing, re-financing and venture transactions and opportunities (including assets held for sale, the pending transactions with HCP, Inc. and our plans to market in 2018 and sell approximately 30 owned communities), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA and Adjusted Free Cash Flow (as those terms are defined in this Quarterly Report on Form 10-Q); our expectations regarding returns to stockholders, our share repurchase program and the payment of dividends; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services; and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding, new supply and new competition; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; risks related to the implementation of our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein) and the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under our share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring and termination, financing, re-financing and venture transactions (including assets held for sale, the pending transactions with HCP, Inc. and our plans to market in 2018 and sell approximately 30 owned communities) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers and potential disruption caused by changes in management; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; unanticipated costs to comply with legislative or regulatory developments, including requirements to obtain emergency power generators for our communities; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of March 31, 2018, we are the largest operator of senior living communities in the United States based on total capacity, with 1,010 communities in 46 states and the ability to serve approximately 99,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

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

Leadership and Our Strategy

During the first quarter of 2018, the Company's Board of Directors made several changes to our key leadership. Effective February 28, 2018, Lucinda M. Baier, who had served as our Chief Financial Officer since 2015, was appointed as our President and Chief Executive Officer and member of the Board of Directors, at which time the employment of our former President and Chief Executive Officer was terminated. In addition, the employment of our former Executive Vice President and Chief Administrative Officer was terminated effective March 9, 2018. Ms. Baier continued to serve as our principal financial officer until Teresa F. Sparks was appointed as our interim Chief Financial Officer effective March 28, 2018.

For 2018, we have re-evaluated and redefined our strategic priorities, which are now focused on our three primary stakeholders: our stockholders, our associates, and, always at our foundation, our residents, patients and their families. Through our redefined strategy, we intend to provide attractive long-term returns to our stockholders; attract, engage, develop and retain the best associates; and earn the trust and endorsements of our residents, patients and their families.

•
Stockholders. Our stockholders’ continued investment in us allows us to advance our mission to our residents and their families. Therefore we believe we must balance our mission with an emphasis on margin. With this strategic priority, we intend to take actions to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA and Adjusted Free Cash Flow.

•
Associates. Brookdale’s culture is based on servant leadership, and our associates are the key to attracting and caring for residents and creating value for all of our stakeholders. Through this strategic priority, we intend to create a compelling value proposition for our associates in the areas of compensation, leadership, career growth and meaningful work. In 2017, we took the first corrective steps by investing in community leaders, and in 2018 we are extending this plan deeper in the communities.

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

As part of our redefined strategy, we plan to continue to evaluate and, where opportunities arise, pursue lease restructurings, development and acquisition opportunities, including selectively acquiring existing operating companies, senior living communities, and ancillary services companies. Any such restructurings or acquisitions may be pursued on our own, or through investments in ventures. In addition, we intend to continue to evaluate our owned and leased community portfolios for opportunities to dispose of owned communities and terminate leases. We plan to market in 2018 and sell approximately 30 owned communities (in addition to assets held for sale as of March 31, 2018), which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs.

Portfolio Optimization Update

During the year ended December 31, 2017, we completed sales of three communities (311 units) and termination of leases on 105 communities (10,014 units), we amended and restated triple-net leases covering substantially all the communities we lease from HCP, Inc. ("HCP") into a master lease, we sold our 10% interest in a RIDEA unconsolidated venture with HCP, and we invested $8.8 million on Program Max projects, net of $8.1 million of third party lessor reimbursements.

During the three months ended March 31, 2018, we completed the sales of three communities, we sold our 10% ownership interest in the remaining RIDEA venture with HCP, we acquired one community, and management agreements on ten communities were terminated.

Subsequent to the quarter end, we completed the acquisitions of five communities (858 units) and the terminations of our triple-net leases on four communities (493 units), and during the remainder of 2018, we expect to complete the dispositions of 14 owned communities (1,272 units) classified as held for sale as of March 31, 2018, the terminations of our triple-net leases on 29 communities (2,630 units), and the terminations of management agreements on 27 communities (4,584 units). In addition, we plan to market in 2018 and sell approximately 30 owned communities, which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs.

The closings of the expected sales of assets are subject (where applicable) to our successful marketing of such assets on terms acceptable to us. Further, the closings of the various pending transactions and expected sales of assets are, or will be, subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. However, there can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

A summary of the foregoing completed and pending transactions (other than our planned marketing and sale of approximately 30 owned communities), and the impact of dispositions on our results of operations, are below.

HCP Master Lease Transaction and RIDEA Ventures Restructuring

On November 2, 2017, we announced that we had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, we entered into an Amended and Restated Master Lease and Security Agreement (“Master Lease”) with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. We and HCP amended and restated triple-net leases covering substantially all of the communities we leased from HCP as of November 1, 2017 into the Master Lease. Pursuant to the agreements, following March 31, 2018, we acquired two communities (208 units) for an aggregate purchase price of $35.4 million and leases with respect to four communities (493 units) were terminated, and at the closing such communities were removed from the Master Lease. Pursuant to the Master Lease, an additional 29 communities (2,630 units) will be removed from the Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, we will continue to operate the foregoing communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to the foregoing 35 communities, we continue to lease 43 communities pursuant to the terms of the Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, we received a $2.5 million annual rent reduction for two communities. The Master Lease also provides that we may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired our 10% ownership interest in one of our RIDEA ventures with HCP in December 2017 for $32.1 million (for which we recognized a $7.2 million gain on sale) and our 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which we recognized a $42.3 million gain on sale). We provided management services to 59 communities (9,585 units) on behalf of the two unconsolidated ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, we acquired one community (137 units) for an aggregate purchase price of $32.1 million in January 2018 and three communities (650 units) for an aggregate purchase price of $207.4 million during April 2018 and retained management 18 of such communities (3,276 units). The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP is entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for ten such communities (938 units) were terminated by HCP during the three months ended March 31, 2018 (for which we recognized a $2.2 million non-cash management contract termination gain), and we expect the termination of management agreements on the remaining 27 communities (4,584 units) to occur in stages throughout 2018.

We financed the foregoing community acquisitions with non-recourse mortgage financing and the proceeds from the sales of our ownership interest in the unconsolidated ventures. See Note 9 to the condensed consolidated financial statements contained in “Item 1. Financial Statements” for more information regarding the non-recourse first mortgage financing.

As a result of such transactions, during 2017 we reduced our lease liabilities by $9.7 million, recognized a $9.7 million deferred revenue liability, and reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million. The terminations of our triple-net lease obligations for 33 communities in 2018 may result in our recording a gain in fiscal 2018, primarily for 20 communities which were previously subject to sale-leaseback transactions in which we were deemed to have continuing involvement for accounting purposes. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

Formation of Venture with Blackstone during 2017

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain regulatory and other conditions, at which point we will manage the communities. Two of the communities are managed by a third party for the venture. As a result of such transactions, during 2017 we recorded a $19.7 million charge within goodwill and asset impairment expense and recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against our federal and state net operating loss carryforwards and tax credits as we expect these carryforwards and credits will not be utilized prior to expiration. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

Dispositions of Owned Communities during 2018 and Assets Held for Sale

During the three months ended March 31, 2018, we completed the sale of three communities (310 units) for net cash proceeds of $12.8 million. See Note 4 to the condensed consolidated financial statements contained in “Item 1. Financial Statements” for more information.

As of March 31, 2018, 14 communities were classified as held for sale, resulting in $88.5 million being recorded as assets held for sale and $30.0 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers.

Dispositions of Owned Communities and Other Lease Terminations during 2017

During the year ended December 31, 2017, we completed the sale of three communities for net cash proceeds of $8.2 million, and we terminated leases for 43 communities otherwise than in connection with the transactions with HCP and Blackstone described above (including terminations of leases for 26 communities pursuant to the transaction with HCP announced in November 2016).

Summary of Impact of Dispositions

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 111 communities that we disposed through sales and lease terminations during the period from January 1, 2017 through March 31, 2018 through the respective disposition dates:

	Three Months Ended March 31, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$158,397	$2	$158,395
Assisted Living	532,280	167	532,113
CCRCs-Rental	105,069	1,986	103,083
Senior housing resident fees	$795,746	$2,155	$793,591
Facility operating expense
Retirement Centers	$93,975	$(42)	$94,017
Assisted Living	355,742	20	355,722
CCRCs-Rental	80,406	2,110	78,296
Senior housing facility operating expense	$530,123	$2,088	$528,035
Cash lease payments	$130,255	$—	$130,255

	Three Months Ended March 31, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$172,620	$13,915	$158,705
Assisted Living	590,537	55,574	534,963
CCRCs-Rental	141,798	38,121	103,677
Senior housing resident fees	$904,955	$107,610	$797,345
Facility operating expense
Retirement Centers	$98,618	$8,798	$89,820
Assisted Living	373,098	41,013	332,085
CCRCs-Rental	106,483	31,171	75,312
Senior housing facility operating expense	$578,199	$80,982	$497,217
Cash lease payments	$155,555	$27,847	$127,708

The following table sets forth the number of communities and units disposed of during the three months ended March 31, 2018 and twelve months ended December 31, 2017:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2018	2017
Number of communities
Retirement Centers	—	10
Assisted Living	2	86
CCRCs-Rental	1	12
Total	3	108
Total units
Retirement Centers	—	2,078
Assisted Living	74	5,858
CCRCs-Rental	236	2,389
Total	310	10,325

The results of operations of the 33 communities for which lease terminations have closed or are expected to close following March 31, 2018 and of the 14 communities held for sale as of March 31, 2018 are reported in the following segments within the condensed consolidated financial statements: Assisted Living (39 communities; 3,229 units), Retirement Centers (five communities; 783 units), and CCRCs-Rental (three communities; 383 units). The following table sets forth the amounts included within our consolidated financial data for these 47 communities for the three months ended March 31, 2018:

(in thousands)	Amounts Attributable to Planned Dispositions
Resident fees
Retirement Centers	$7,273
Assisted Living	33,695
CCRCs - Rental	3,926
Senior housing resident fees	$44,894
Facility operating expense
Retirement Centers	$4,760
Assisted Living	23,803
CCRCs-Rental	3,960
Senior housing facility operating expense	$32,523
Cash lease payments	$11,760

Program Max Initiative

During the three months ended March 31, 2018, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the three months ended March 31, 2018, we invested $5.4 million on Program Max projects, net of $0.6 million of third party lessor reimbursements. We currently have 11 Program Max projects that have been approved, most of which have begun construction and are expected to generate 74 net new units.

Ventas Lease Portfolio Restructuring

On April 26, 2018, we entered into definitive agreements to restructure our portfolio of 128 communities (10,567 units) leased from Ventas, Inc. ("Ventas").  See Note 17 to the condensed consolidated financial statements contained in “Item 1.  Financial Statements” for details regarding the portfolio restructuring. As part of the restructuring, the parties agreed to waive and release any claims related to our previously disclosed disagreement regarding the calculation of a financial covenant.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax (AMT) and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception in 2018. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change did not have a material effect for the three months ended March 31, 2018 but will impact future tax depreciation deductions and may impact the Company’s valuation allowance. The Company is unable to estimate the impact of this change at this time. For the year ended December 31, 2017, reasonable estimates for our state and local provision were made based on our analysis of tax reform. These provisional amounts were not adjusted in the three months ended March 31, 2018 but may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

Competitive Developments

Beginning in 2016, we experienced an elevated rate of new openings, with significant new competition opening in several of our markets, which adversely affected our occupancy, revenues, and results of operations. We continue to address such competition through pricing initiatives based on the competitive market, current in-place rents and occupancy; focusing on operations, including ensuring high customer satisfaction, protecting key leadership positions and actively engaging district and regional management in community operations; local and national marketing efforts, including leveraging our industry leading name through enhanced digital, direct mail and local community outreach; and community segmentation through which we evaluate current community position relative to competition and reposition if necessary (e.g., price, services, amenities and programming). We expect the elevated rate of new openings and pressures on our occupancy and rate growth to continue through 2018.

Summary of Operating Results

The table below presents a summary of our operating results and certain other financial metrics for the three months ended March 31, 2018 and 2017 and the amount and percentage of increase or decrease of each applicable item.

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2018	2017	Amount	Percent
Total revenues	$1,187.2	$1,216.8	$(29.6)	(2.4)%
Facility operating expense	$632.3	$674.5	$(42.2)	(6.3)%
Net income (loss)	$(457.2)	$(126.4)	$330.9	NM
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457.2)	$(126.3)	$330.9	NM
Adjusted EBITDA(1)	$130.0	$198.3	$(68.3)	(34.4)%
Net cash provided by operating activities	$38.0	$66.8	$(28.8)	(43.1)%
Adjusted Free Cash Flow(1)	$5.5	$63.5	$(58.0)	(91.4)%

(1)
Adjusted EBITDA and Adjusted Free Cash Flow are non-GAAP financial measures we use to assess our operating performance and liquidity. See "Non-GAAP Financial Measures" below for important information regarding both measures.

During the three months ended March 31, 2018, total revenues were $1.2 billion, a decrease of $29.6 million, or 2.4%, over our total revenues for the three months ended March 31, 2017. Resident fees for the three months ended March 31, 2018 decreased $110.7 million, or 10.9%, from the three months ended March 31, 2017. Management fees increased $2.8 million, or 17.5%, from the three months ended March 31, 2017, and reimbursed costs incurred on behalf of managed communities increased $78.3 million, or 42.6%. The decrease in resident fees during the three months ended March 31, 2018 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy at the 769 communities we owned or leased during both full three month periods decreased 130 basis points to 84.8%. The decrease in resident fees at the 769 communities we owned or leased during both full three month periods was partially offset by a 1.0% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year three month period.

During the three months ended March 31, 2018, facility operating expenses were $632.3 million, a decrease of $42.2 million, or 6.3%, compared to the three months ended March 31, 2017. The decrease in facility operating expenses was primarily due to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period. Facility operating expenses increased $27.6 million, or 5.8%, at the 769 communities we owned or leased during both full three month periods, primarily due to an increase in salaries and wages arising from wage rate increases.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the three months ended March 31, 2018 was $(457.2) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of $(126.3) million for the three months ended March 31, 2017. Net income (loss) for the three months ended March 31, 2018 was $(457.2) million as compared to net income (loss) of $(126.4) million for the three months ended March 31, 2017. During the three months ended March 31, 2018, our Adjusted EBITDA was $130.0 million, a decrease of 34.4% compared to the three months ended March 31, 2017. The decrease in Adjusted EBITDA is primarily due to disposition activity, through asset sales and lease terminations, since the beginning of the prior year period. Additionally, increases in community labor expenses and insurance expense at the communities operated during both full periods contributed to the decline in Adjusted EBITDA.

During the three months ended March 31, 2018, net cash provided by operating activities was $38.0 million, a decrease of $28.8 million, or 43.1%, over our net cash provided by operating activities for the three months ended March 31, 2017. During the three months ended March 31, 2018, our Adjusted Free Cash Flow was $5.5 million, a decrease of 91.4% when compared to the three months ended March 31, 2017.

Adjusted EBITDA and Adjusted Free Cash Flow include transaction and organizational restructuring costs of $17.2 million for the three months ended March 31, 2018 and transaction and strategic project costs of $7.7 million for the three months ended March 31, 2017.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

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

As of March 31, 2018 our total operations included 1,010 communities with a capacity to serve approximately 99,000 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$158,397	$172,620	$(14,223)	(8.2)%
Assisted Living	532,280	590,537	(58,257)	(9.9)%
CCRCs-Rental	105,069	141,798	(36,729)	(25.9)%
Brookdale Ancillary Services	110,520	111,972	(1,452)	(1.3)%
Total resident fees	906,266	1,016,927	(110,661)	(10.9)%
Management services (1)	280,968	199,839	81,129	40.6%
Total revenue	1,187,234	1,216,766	(29,532)	(2.4)%
Expense
Facility operating expense
Retirement Centers	93,975	98,618	(4,643)	(4.7)%
Assisted Living	355,742	373,098	(17,356)	(4.7)%
CCRCs-Rental	80,406	106,483	(26,077)	(24.5)%
Brookdale Ancillary Services	102,202	96,343	5,859	6.1%
Total facility operating expense	632,325	674,542	(42,217)	(6.3)%
General and administrative expense	76,710	65,560	11,150	17.0%
Transaction costs	4,725	7,593	(2,868)	(37.8)%
Facility lease expense	80,400	88,807	(8,407)	(9.5)%
Depreciation and amortization	114,255	127,487	(13,232)	(10.4)%
Goodwill and asset impairment	430,363	20,706	409,657	NM
Costs incurred on behalf of managed communities	262,287	183,945	78,342	42.6%
Total operating expense	1,601,065	1,168,640	432,425	37.0%
Income (loss) from operations	(413,831)	48,126	(461,957)	NM
Interest income	2,983	631	2,352	NM
Interest expense	(72,540)	(93,069)	(20,529)	(22.1)%
Debt modification and extinguishment costs	(35)	(61)	(26)	(42.6)%
Equity in (loss) earnings of unconsolidated ventures	(4,243)	981	5,224	NM
Gain (loss) on sale of assets, net	43,431	(603)	(44,034)	NM
Other non-operating income	2,586	1,662	924	55.6%
Income (loss) before income taxes	(441,649)	(42,333)	399,316	NM
Provision for income taxes	(15,585)	(84,028)	68,443	81.5%
Net income (loss)	(457,234)	(126,361)	330,873	NM
Net (income) loss attributable to noncontrolling interest	46	57	(11)	(19.3)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(457,188)	$(126,304)	$330,884	NM

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities (period end)	1,010	1,052	(42)	(4.0)%
Total units operated (2)
Period end	99,109	102,470	(3,361)	(3.3)%
Weighted average	100,256	102,564	(2,308)	(2.3)%
Owned/leased communities units (2)
Period end	66,355	71,186	(4,831)	(6.8)%
Weighted average	66,557	76,862	(10,305)	(13.4)%
Total RevPAR (3)	$4,527	$4,405	$122	2.8%
RevPAR (4)	$3,983	$3,919	$64	1.6%
Owned/leased communities occupancy rate (weighted average)	84.4%	85.3%	(0.9)%	(1.1)%
RevPOR (5)	$4,717	$4,597	$120	2.6%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	84	86	(2)	(2.3)%
Total units (2)
Period end	15,045	16,071	(1,026)	(6.4)%
Weighted average	15,045	17,108	(2,063)	(12.1)%
RevPAR (4)	$3,509	$3,363	$146	4.3%
Occupancy rate (weighted average)	87.7%	88.0%	(0.3)%	(0.3)%
RevPOR (5)	$4,004	$3,823	$181	4.7%
Assisted Living
Number of communities (period end)	681	720	(39)	(5.4)%
Total units (2)
Period end	44,728	47,296	(2,568)	(5.4)%
Weighted average	44,773	50,540	(5,767)	(11.4)%
RevPAR (4)	$3,963	$3,895	$68	1.7%
Occupancy rate (weighted average)	83.4%	84.7%	(1.3)%	(1.5)%
RevPOR (5)	$4,750	$4,600	$150	3.3%
CCRCs-Rental
Number of communities (period end)	27	32	(5)	(15.6)%
Total units (2)
Period end	6,582	7,819	(1,237)	(15.8)%
Weighted average	6,739	9,214	(2,475)	(26.9)%
RevPAR (4)	$5,172	$5,086	$86	1.7%
Occupancy rate (weighted average)	84.1%	83.5%	0.6%	0.7%
RevPOR (5)	$6,160	$6,091	$69	1.1%
Management Services
Number of communities (period end)	218	214	4	1.9%
Total units (2)
Period end	32,754	31,284	1,470	4.7%
Weighted average	33,699	25,702	7,997	31.1%
Occupancy rate (weighted average)	84.2%	86.3%	(2.1)%	(2.4)%

Brookdale Ancillary Services
Home Health average daily census	15,497	15,370	127	0.8%
Hospice average daily census	1,302	920	382	41.5%
Outpatient Therapy treatment codes	167,170	193,853	(26,683)	(13.8)%

(1)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

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

Resident Fees

Resident fee revenue decreased $110.7 million, or 10.9%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy decreased 130 basis points at the 769 communities we owned or leased during both full periods, which reflects the impact of new competition in our markets. Additionally, Brookdale Ancillary Services segment revenue decreased $1.5 million, or 1.3%, primarily due to a decline in volume for home health visits. The 111 communities disposed of subsequent to the beginning of the prior year period (including the 62 communities for which the financial results were deconsolidated from our financial statements prospectively upon formation of the Blackstone Venture on March 29, 2017) generated $2.2 million of revenue during the current year period compared to $107.6 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 1.0% increase in RevPOR at the 769 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 2.8% compared to the prior year period.

Retirement Centers segment revenue decreased $14.2 million, or 8.2%, primarily due to the impact of dispositions of 10 communities since the beginning of the prior year period, which generated no revenue during the current year period compared to $13.9 million of revenue in the prior year period. Retirement Centers segment revenue at the communities we operated during both full periods was $150.1 million during the current year period, a decrease of $1.0 million, or 0.7%, over the prior year period, primarily due to a 70 basis point decrease in weighted average occupancy at these communities, partially offset by a 0.2% increase in RevPOR at these communities.

Assisted Living segment revenue decreased $58.3 million, or 9.9%, primarily due to the impact of dispositions of 88 communities since the beginning of the prior year period, which generated $0.2 million of revenue during the current year period compared to $55.6 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $516.5 million during the current year period, a decrease of $3.9 million, or 0.7%, over the prior year period, primarily due to a 170 basis point decrease in weighted average occupancy at these communities, partially offset by a 1.3% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $36.7 million, or 25.9%, primarily due to the impact of dispositions of 13 communities since the beginning of the prior year period, which generated $2.0 million of revenue during the current year period compared to $38.1 million of revenue in the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $92.8 million during the current year period, an increase of $0.2 million, or 0.2%, over the prior year period, primarily due to a 0.4% increase in RevPOR at these communities.

Brookdale Ancillary Services segment revenue decreased $1.5 million, or 1.3%, primarily due to a decline in volume for home health visits, which was partially offset by an increase in volume for hospice services. For home health in 2018, CMS has implemented a net 0.4% reimbursement reduction, consisting of a 1.0% market basket inflation increase, less a 0.9% reduction to account for industry wide case-mix growth, and the sunset of the rural add-on provision. As a result, we expect our home health reimbursement to be reduced by approximately 0.8% in 2018 compared to 2017.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $81.1 million, or 40.6%, over the prior year period primarily due to our entry into management agreements with the Blackstone Venture on March 29, 2017. Management fees of $18.7 million for 2018 include $0.4 million of management fees attributable to communities for which our management agreements were terminated in 2018 and $3.8 million of management fees attributable to communities for which we expect the terminations of our management agreement to occur in stages throughout 2018.

Facility Operating Expense

Facility operating expense decreased $42.2 million, or 6.3%, over the prior year period. The decrease in facility operating expense is primarily due to disposition activity, through sales and lease terminations, of 111 communities since the beginning of the prior year period, which incurred $2.1 million of facility operating expenses during the current year period compared to $81.0 million of facility operating expenses in the prior year period. These decreases were partially offset by an increase in employee compensation costs at the communities we operated during both full periods, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period. Additionally, insurance expense increased related to positive changes in the prior year period to estimates in general liability and professional liability and workers compensation expenses. Additionally, Brookdale Ancillary Services segment facility operating expenses increased $5.9 million, or 6.1%, primarily due to an increase in salaries and wages for the expansion of our hospice services.

Retirement Centers segment facility operating expenses decreased $4.6 million, or 4.7%, primarily due to the impact of dispositions of 10 communities since the beginning of the prior year period, which incurred no expenses during the current year period compared to $8.8 million in the prior year period. This decrease was partially offset by an increase in employee compensation costs at the communities we operated during both full periods, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period. Retirement Centers segment facility operating expenses at the communities we operated during both full periods were $88.0 million, an increase of $3.3 million, or 3.9%, over the prior year period.

Assisted Living segment facility operating expenses decreased $17.4 million, or 4.7%, primarily driven by the impact of dispositions of 88 communities since the beginning of the prior year period, which incurred no expenses during the current year period compared to $41.0 million in the prior year period. This decrease was partially offset by an increase in employee compensation costs at the communities we operated during both full periods, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period. Assisted Living segment facility operating expenses at the communities we operated during both full periods were $342.8 million, an increase of $21.5 million, or 6.7%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $26.1 million, or 24.5%, primarily driven by the impact of dispositions of 13 communities since the beginning of the prior year period, which incurred $2.1 million of expenses during the current year period compared to $31.2 million in the prior year period. CCRCs-Rental segment facility operating expenses at the communities we operated during both full periods were $70.8 million, an increase of $2.7 million, or 4.0%, over the prior year period, primarily due to an increase in employee compensation costs, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period.

Brookdale Ancillary Services segment operating expenses increased $5.9 million, or 6.1%, primarily due to an increase in salaries and wages for the expansion of our hospice services.

General and Administrative Expense

General and administrative expense increased $11.2 million, or 17.0%, over the prior year period primarily due to increased costs associated with organizational restructuring, including severance and retention costs related to our efforts to reduce general and administrative expense and senior leadership changes. During the current year period, general and administrative expense included severance costs and retention costs of $10.7 million and $1.7 million, respectively.

Transaction Costs

Transaction costs decreased $2.9 million to $4.7 million. Transaction costs in the current year period were primarily related to direct costs related to our assessment of options and alternatives to enhance stockholder value. Transaction costs in the prior year period were primarily related to direct costs related to the formation of the Blackstone Venture, our assessment of options and alternatives to enhance stockholder value, and community disposition activity.

Facility Lease Expense

Facility lease expense decreased $8.4 million, or 9.5%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $13.2 million, or 10.4%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the current year period, we recorded $430.4 million of non-cash impairment charges. The impairment charges primarily consisted of $351.7 million of goodwill within the Assisted Living segment, $40.8 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment and $33.4 million for our investments in unconsolidated ventures. Asset impairment expense in the prior year period was primarily related to the formation of the Blackstone Venture and termination of leases related thereto.

During the first quarter of 2018, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period during the three months ended March 31, 2018. As a result, we performed an interim quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, we utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the quantitative goodwill impairment test, we determined that the carrying value of our Assisted Living segment exceeded its estimated fair value by more than the $351.7 million carrying value as of March 31, 2018. As a result, we recorded a non-cash impairment charge of $351.7 million to goodwill within the Assisted Living segment for the three months ended March 31, 2018.

During the three months ended March 31, 2018, we evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets, primarily due to an expectation that certain communities will be disposed of prior to their previously determined useful lives. We compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. As a result, we recorded property, plant and equipment and leasehold intangibles non-cash impairment charges of $40.8 million for the three months ended March 31, 2018, including $35.0 million within the Assisted Living segment.

During the three months ended March 31, 2018, we identified indicators of impairment for our investments in unconsolidated ventures. We compared the estimated fair value of investments in unconsolidated ventures to their carrying value for these identified investments and recorded a $33.4 million impairment charge for the excess of carrying value over fair value.

Estimating the fair values of our goodwill and other assets requires management to use significant estimates, assumptions and judgments regarding future circumstances and events that are unpredictable and inherently uncertain.  Future circumstances and events may result in outcomes that are different from these estimates, assumptions and judgments, which could result in future impairments to our goodwill and other assets.  See Note 5 to the condensed consolidated financial statements included in Part I,

Item 1 of this Quarterly Report on Form 10-Q for more information about our evaluations of goodwill and other assets for impairment and the related impairment charges.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $78.3 million, or 42.6%, primarily due to our entry into management agreements with the Blackstone Venture.

Interest Expense

Interest expense decreased by $20.5 million, or 22.1%, primarily due to capital and financing lease termination activity since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures

Equity in loss of unconsolidated ventures increased by $5.2 million over the prior year period. Equity in loss of unconsolidated ventures of $4.2 million in the current year period includes losses for the Blackstone Venture, which was formed during the prior year period.
Gain (Loss) on Sale of Assets, Net

Gain (loss) on sale of assets, net increased $44.0 million primarily due to a $42.2 million gain on sale of our investment in an unconsolidated venture and a $1.9 million gain on sale of three communities during the current year period.

Income Taxes

The difference between the statutory tax rate and the Company's effective tax rates for the three months ended March 31, 2018 and March 31, 2017 reflects a decrease in the Company’s federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2018, and the non-deductible write-off of goodwill. We recorded an aggregate deferred federal, state and local tax benefit of $9.5 million as a result of the operating loss for the three months ended March 31, 2018, which was offset by an increase in the valuation allowance of $24.6 million. The excess of the increase in the valuation allowance over the deferred federal, state and local benefit for the three months ended March 31, 2018 is the result of the reversal of future tax liabilities offset by future tax deductions. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of March 31, 2018 and December 31, 2017 was $360.7 million and $336.1 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended March 31, 2018 and March 31, 2017 which are included in provision for income tax for the period. Tax returns for years 2013 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	Amount	Percent
Net cash provided by operating activities	$37,964	$66,773	$(28,809)	(43.1)%
Net cash provided by (used in) investing activities	91,155	(199,743)	290,898	NM
Net cash used in financing activities	(16,104)	(23,561)	(7,457)	(31.6)%
Net increase (decrease) in cash and cash equivalents and restricted cash and escrow deposits	113,015	(156,531)	269,546	NM
Cash and cash equivalents and restricted cash and escrow deposits at beginning of period	282,546	277,322	5,224	1.9%
Cash and cash equivalents and restricted cash and escrow deposits at end of period	$395,561	$120,791	$274,770	227.5%

The decrease in net cash provided by operating activities of $28.8 million was attributable primarily to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period and an increase in facility operating expenses at the communities operated during both full periods.

The change in net cash provided by investing activities of $290.9 million was primarily attributable to sales of $118.3 million of marketable securities during the current year period, our contribution of $179.2 million in connection with the formation of the Blackstone Venture during the prior year period, and a decrease in net proceeds from the sale of assets. These changes were partially offset by increased acquisition and capital expenditure activity.

The decrease in net cash used in financing activities was primarily attributable to a decrease in repayment of debt and capital and financing lease obligations compared to the prior year period.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service and lease payments;

•	acquisition consideration and transaction and integration costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service, including repayment of the $316.3 million outstanding principal amount of our 2.75% convertible senior notes due June 15, 2018, and lease payments;

•	acquisition consideration and transaction costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of March 31, 2018, we have three principal corporate-level debt obligations: our $400.0 million secured credit facility, our $316.3 million outstanding principal amount of 2.75% convertible senior notes due June 15, 2018, and our separate unsecured letter of credit facilities providing for up to $66.2 million of letters of credit in the aggregate. As of March 31, 2018, 85.3%, or $3.3 billion, of our total debt obligations represent non-recourse property-level mortgage financings.

As of March 31, 2018, we had $3.9 billion of debt outstanding excluding capital and financing lease obligations, at a weighted-average interest rate of 5.0% (calculated using an imputed interest rate of 7.5% for our 2.75% convertible senior notes due June 15, 2018). No balance was drawn on our secured credit facility as of March 31, 2018. As of March 31, 2018, we had $1.3 billion of capital and financing lease obligations and $106.3 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facilities. For the twelve months ending March 31, 2019 we will be required to make approximately $129.9 million and $368.2 million of cash payments in connection with our existing capital and financing leases and our operating leases, respectively (prior to giving effect to rent credits obtained and the extension of certain community leases as a result of the Ventas lease portfolio restructuring in April 2018).

Total liquidity of $868.2 million as of March 31, 2018 included $335.4 million of unrestricted cash and cash equivalents (excluding cash and escrow deposits-restricted and lease security deposits of $105.4 million in the aggregate), $174.6 million of marketable securities, and $358.2 million of availability on our secured credit facility. We plan to market in 2018 and sell approximately 30 owned communities, which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs. However, the closings of the expected sales of assets are subject to our successful marketing of such assets on terms acceptable to us and will be subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

As of March 31, 2018, we had $172.2 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, in connection with our portfolio optimization initiative, and to pursue strategic business development opportunities. As of March 31, 2018, the current portion of long-term debt was $535.5 million, which includes the carrying value of our 2.75% convertible senior notes due June 15, 2018, the carrying value of $61.7 million of mortgage debt due in January 2019 and $30.0 million of mortgage debt related to 14 communities classified as held for sale as of March 31, 2018. We estimate that we will have sufficient liquidity to settle the outstanding principal amount of $316.3 million of the convertible notes in cash at maturity.

Our capital expenditures are comprised of community-level, corporate and development capital expenditures. Community-level capital expenditures include recurring expenditures (routine maintenance of communities over $1,500 per occurrence, including for unit turnovers (subject to a $500 floor)) and community renovations, apartment upgrades and other major building infrastructure projects. Corporate and other capital expenditures include those for information technology systems and equipment, the expansion of our support platform and ancillary services programs, the remediation or replacement of assets as a result of casualty losses and compliance with requirements to obtain emergency power generators at our communities. Development capital expenditures include community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities.

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have 11 Program Max projects that have been approved, most of which have begun construction and are expected to generate 74 net new units.

The following table summarizes our actual capital expenditures for the three months ended March 31, 2018 for our consolidated business:

(in millions)	Three Months Ended March 31, 2018
Community-level capital expenditures, net (1)	$33.9
Corporate (2)	7.8
Non-development capital expenditures, net (3)	$41.7

Development capital expenditures, net (4)	5.4
Total capital expenditures, net	$47.1

(1)	Reflects the amount invested, net of lessor reimbursements of $1.8 million.

(2)
Includes $1.8 million of remediation costs at our communities resulting from Hurricanes Harvey and Irma and excludes reimbursement from our property and casualty insurance policies of approximately $0.3 million.

(3)	Amount is included in Adjusted Free Cash Flow.

(4)	Reflects the amount invested, net of lessor reimbursements of $0.6 million.

We expect our full-year 2018 non-development capital expenditures, net of lessor reimbursements, to be in the range of $170 million to $180 million, and our development capital expenditures, net of lessor reimbursements, to be approximately $40 million.  Our expectations regarding full-year 2018 non-development capital expenditures include up to $25 million for remediation resulting from Hurricanes Harvey and Irma and the acquisition of emergency power generators at certain Florida communities.  Following Hurricane Irma, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Communities must comply with the requirements by July 1, 2018, subject to extension in certain circumstances.  We anticipate that our 2018 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility.

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

As of March 31, 2018, no borrowings were outstanding on the revolving credit facility and $41.8 million of letters of credit were outstanding, resulting in $358.2 million of availability on our secured credit facility. We also had separate unsecured letter of credit facilities of up to $66.2 million in the aggregate as of March 31, 2018. Letters of credit totaling $64.4 million had been issued under these separate facilities as of that date.

Long-Term Leases

As of March 31, 2018, we have 434 communities operated under long-term leases (290 operating lease and 144 capital and financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and the lease payment obligations of its subsidiary lessees under master leases. Due to the nature of such master leases, it is difficult to restructure the composition of our leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations and termination provisions and, as described below, financial covenants. In addition, our lease documents generally contain non-financial covenants, such as those requiring us to comply with Medicare or

Medicaid provider requirements. Certain leases contain cure provisions, which generally allow us to post an additional lease security deposit if the required covenant is not met.

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

For the three months ended March 31, 2018, our cash lease payments for our capital and financing leases and our operating leases were $40.7 million and $89.6 million, respectively. For the twelve months ending March 31, 2019, we will be required to make approximately $129.9 million and $368.2 million of cash lease payments in connection with our existing capital and financing leases and our operating leases, respectively (prior to giving effect to rent credits obtained and the extension of certain community leases as a result of the Ventas lease portfolio restructuring in April 2018).

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

As of March 31, 2018, we are in compliance with the financial covenants of our outstanding debt agreements and long-term leases.

Contractual Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the "Contractual Commitments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018.

There were no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2018. In April 2018, we restructured a portfolio of 128 communities leased from Ventas, which included an extension of the initial lease term through December 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We own interests in certain unconsolidated ventures as described under Note 14 to the condensed consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment in each venture. We also own interests in certain other unconsolidated ventures that are not considered variable interest entities. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

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

We strongly urge you to review the reconciliations of Adjusted EBITDA from our net income (loss), our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities, and our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from such ventures' net cash provided by (used in) operating activities, along with our condensed consolidated financial statements included herein. We also strongly urge you not to rely on any single financial measure to evaluate our business. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted Free Cash Flow may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner.

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before: provision (benefit) for income taxes; non-operating (income) expense items; depreciation and amortization (including non-cash impairment charges); (gain) loss on sale or acquisition of communities (including gain (loss) on facility lease termination and modification); straight-line lease expense (income), net of amortization of (above) below market rents; amortization of deferred gain; non-cash stock-based compensation expense; and change in future service obligation.

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

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. Material limitations in making the adjustments to our net income (loss) to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities (or facility lease termination and modification) and extinguishment of debt activities generally represent charges (gains), which may significantly affect our operating results; and

•
depreciation and amortization and asset impairment represent the wear and tear and/or reduction in value of our communities and other assets, which affects the services we provide to residents and may be indicative of future needs for capital expenditures.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because it is helpful in identifying trends in our day-to-day performance since the items excluded have little or no significance to our day-to-day operations and it provides an assessment of our revenue and expense management.

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income (loss)	$(457,234)	$(126,361)
Provision for income taxes	15,585	84,028
Equity in loss (earnings) of unconsolidated ventures	4,243	(981)
Debt modification and extinguishment costs	35	61
(Gain) loss on sale of assets	(43,431)	603
Other non-operating income	(2,586)	(1,662)
Interest expense	72,540	93,069
Interest income	(2,983)	(631)
Income (loss) from operations	(413,831)	48,126
Depreciation and amortization	114,255	127,487
Goodwill and asset impairment	430,363	20,706
Straight-line lease (income) expense	(6,165)	(3,007)
Amortization of (above) below market lease, net	(1,938)	(1,697)
Amortization of deferred gain	(1,090)	(1,093)
Non-cash stock-based compensation expense	8,406	7,774
Adjusted EBITDA (1)	$130,000	$198,296

(1)
For the three months ended March 31, 2018, the calculation of Adjusted EBITDA includes $4.7 million and $12.4 million of transaction and organizational restructuring costs, respectively. For the three months ended March 31, 2017, the calculation of Adjusted EBITDA includes $7.6 million and $0.2 million of transaction and strategic project costs, respectively. Transaction costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs.  Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

Adjusted Free Cash Flow

Definition of Adjusted Free Cash Flow

We define Adjusted Free Cash Flow as net cash provided by (used in) operating activities before: changes in operating assets and liabilities; gain (loss) on facility lease termination and modification; and distributions from unconsolidated ventures from cumulative share of net earnings; plus: proceeds from refundable entrance fees, net of refunds; and property insurance proceeds; less: lease financing debt amortization and Non-Development CapEx. Non-Development CapEx is comprised of corporate and community-level capital expenditures, including those related to maintenance, renovations, upgrades and other major building infrastructure projects for our communities. Non-Development CapEx does not include capital expenditures for community expansions and major community redevelopment and repositioning projects, including our Program Max initiative, and the development of new communities. Amounts of Non-Development CapEx are presented net of lessor reimbursements received or anticipated to be received in the calculation of Adjusted Free Cash Flow.

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

We adopted ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") on January 1, 2018 and have applied ASU 2016-15 retrospectively for all periods presented. Among other things, ASU 2016-15 provides that debt prepayment and extinguishment costs will be classified within financing activities in the statement of cash flows. We have identified $7 thousand of cash paid for debt modification and extinguishment costs for the three months ended March 31, 2017 which we have retrospectively classified as cash flows from financing activities, resulting in a corresponding increase to the amount of net cash provided by operating activities for such period. We did not change our definition of Adjusted Free Cash Flow upon our adoption of ASU 2016-15. Following our adoption of ASU 2016-15, the amount of Adjusted Free Cash Flow for the three months ended March 31, 2017 reflects an immaterial increase. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2016-15.

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

Limitations of Adjusted Free Cash Flow

Adjusted Free Cash Flow has limitations as an analytical tool. Material limitations in making the adjustments to our net cash provided by (used in) operating activities to calculate Adjusted Free Cash Flow, and using this non-GAAP financial measure as compared to GAAP net cash provided by (used in) operating activities, include:

•
Adjusted Free Cash Flow does not represent cash available for dividends or discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures not reflected in this measure; and

•
the cash portion of non-recurring charges related to gain (loss) on lease termination and modification and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by (used in) operating activities.

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$37,964	$66,773
Net cash provided by (used in) investing activities	91,155	(199,743)
Net cash used in financing activities	(16,104)	(23,561)
Net increase (decrease) in cash and cash equivalents and restricted cash and escrow deposits	$113,015	$(156,531)

Net cash provided by operating activities	$37,964	$66,773
Changes in operating assets and liabilities	30,400	48,592
Proceeds from refundable entrance fees, net of refunds	223	(902)
Lease financing debt amortization	(21,114)	(17,248)
Distributions from unconsolidated ventures from cumulative share of net earnings	(408)	(439)
Non-development capital expenditures, net	(41,736)	(34,722)
Property insurance proceeds	156	1,398
Adjusted Free Cash Flow (1)	$5,485	$63,452

(1) For the three months ended March 31, 2018, the calculation of Adjusted Free Cash Flow includes $4.7 million and $12.4 million of transaction and organizational restructuring costs, respectively. For the three months ended March 31, 2017, the calculation of Adjusted Free Cash Flow includes $7.6 million and $0.2 million of transaction and strategic project costs, respectively.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by (used in) operating activities of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$50,262	$59,924
Net cash used in investing activities	(14,642)	(1,144,115)
Net cash (used in) provided by financing activities	(23,279)	1,145,059
Net increase in cash and cash equivalents and restricted cash and escrow deposits	$12,341	$60,868

Net cash provided by operating activities	$50,262	$59,924
Changes in operating assets and liabilities	1,119	2,086
Proceeds from refundable entrance fees, net of refunds	(6,712)	(4,365)
Non-development capital expenditures, net	(20,061)	(17,027)
Property insurance proceeds	901	393
Adjusted Free Cash Flow of unconsolidated ventures	$25,509	$41,011

Brookdale weighted average ownership percentage	22.8%	21.3%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$5,824	$8,750

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and marketable securities of $510.1 million as of March 31, 2018, which consisted primarily of cash, money market funds, commercial paper and corporate bonds. Our interest income on cash equivalents and marketable securities is affected by changes in interest rates, market and credit risks. However, our commercial paper and corporate bonds securities have remaining maturities of less than three months and changes in the value of these securities would not be expected to have a material impact on our liquidity or results of operations.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of March 31, 2018, we had approximately $2.5 billion of long-term fixed rate debt, $1.3 billion of long-term variable rate debt, and $1.3 billion of capital and financing lease obligations. As of March 31, 2018, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 5.03% (calculated using an imputed interest rate of 7.5% for our $316.3 million outstanding principal amount of 2.75% convertible senior notes due June 15, 2018).

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of March 31, 2018, $2.5 billion, or 65.7%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of March 31, 2018, $531.7 million, or 13.7%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $797.0 million, or 20.6%, of our debt is variable rate debt not subject to any interest rate cap or swap agreements. A change in interest rates would have impacted our annual interest expense related to all outstanding variable rate debt, excluding our capital and financing lease obligations, as follows (after consideration of hedging instruments currently in place): a 100 basis point increase in interest rates would have an impact of $13.6 million, a 500 basis point increase in interest rates would have an impact of $55.1 million and a 1,000 basis point increase in interest rates would have an impact of $95.9 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 10 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table contains information regarding purchases of our common stock made during the three months ended March 31, 2018 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
1/1/2018 - 1/31/2018	—	—	—	90,360
2/1/2018 - 2/28/2018	373,417	$6.80	—	90,360
3/1/2018 - 3/31/2018	11,371	7.00	—	90,360
Total	384,788	$6.80	—

(1)
Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. No shares were purchased pursuant to the repurchase program during the three months ended March 31, 2018, and approximately $90.4 million remained available under the repurchase program as of March 31, 2018.

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

10.1
First Amendment to Amended and Restated Master Lease and Security Agreement dated as of January 10, 2018, by and between certain of the Company's affiliates named therein as lessees and HCP, Inc. and certain of its affiliates named therein as lessors (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K filed on February 22, 2018 (File No. 001-32641)).

10.2
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Time-Vesting Form) (incorporated by reference to Exhibit 10.47 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

10.3
Form of Restricted Share Agreement under the Omnibus Incentive Plan (2018 Cliff-Vesting Form) (incorporated by reference to Exhibit 10.48 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

10.4
Employment Agreement dated as of March 1, 2018 by and between the Company and Lucinda M. Baier (incorporated by reference to Exhibit 10.49 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

10.5
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Time-Vesting) (incorporated by reference to Exhibit 10.50 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

10.6
Restricted Share Agreement under the Omnibus Incentive Plan dated as of March 5, 2018 by and between the Company and Lucinda M. Baier (Performance-Vesting) (incorporated by reference to Exhibit 10.51 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

10.7
Amended and Restated Tier I Severance Pay Policy (incorporated by reference to Exhibit 10.52 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

10.8
Offer Letter Agreement dated as of March 26, 2018 by and between the Company and Teresa Sparks (incorporated by reference to Exhibit 10.53 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

10.9
Restricted Share Agreement under the Omnibus Incentive Plan, dated as of January 5, 2018, by and between the Company and Daniel A. Decker (Performance-Vesting) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 22, 2018 (File No. 001-32641)).

10.10	Form of Retention Bonus Award Letter dated March 1, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	May 8, 2018