Form 10-Q
period 2018-06-30
Brookdale Senior Living Inc.
filed 2018-08-07
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 3, 2018, 187,655,268 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$126,637	$222,647
Marketable securities	19,991	291,796
Restricted cash	39,015	37,189
Accounts receivable, net	118,005	128,961
Assets held for sale	141,104	106,435
Prepaid expenses and other current assets, net	106,394	114,844
Total current assets	551,146	901,872
Property, plant and equipment and leasehold intangibles, net	5,715,931	5,852,145
Restricted cash	25,010	22,710
Investment in unconsolidated ventures	32,018	129,794
Goodwill	154,131	505,783
Other intangible assets, net	59,817	67,977
Other assets, net	191,594	195,168
Total assets	$6,729,647	$7,675,449
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250,906	$495,413
Current portion of capital and financing lease obligations	27,942	107,088
Trade accounts payable	79,713	91,825
Accrued expenses	306,278	329,966
Refundable entrance fees and deferred revenue	68,508	68,358
Tenant security deposits	2,823	3,126
Total current liabilities	736,170	1,095,776
Long-term debt, less current portion	3,471,220	3,375,324
Capital and financing lease obligations, less current portion	1,066,236	1,164,466
Deferred liabilities	261,532	224,304
Deferred tax liability	69,749	70,644
Other liabilities	204,083	214,644
Total liabilities	5,808,990	6,145,158
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at June 30, 2018 and December 31, 2017; 196,976,288 and 194,454,329 shares issued and 193,797,887 and 191,275,928 shares outstanding (including 6,145,795 and 4,770,097 unvested restricted shares), respectively	1,938	1,913
Additional paid-in-capital	4,139,353	4,126,549
Treasury stock, at cost; 3,178,401 shares at June 30, 2018 and December 31, 2017	(56,440)	(56,440)
Accumulated deficit	(3,163,690)	(2,541,294)
Total Brookdale Senior Living Inc. stockholders' equity	921,161	1,530,728
Noncontrolling interest	(504)	(437)
Total equity	920,657	1,530,291
Total liabilities and equity	$6,729,647	$7,675,449

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Resident fees	$895,969	$934,070	$1,802,235	$1,950,997
Management fees	17,071	22,442	35,752	38,336
Reimbursed costs incurred on behalf of managed communities	242,160	229,960	504,447	413,905
Total revenue	1,155,200	1,186,472	2,342,434	2,403,238

Expense
Facility operating expense (excluding depreciation and amortization of $105,316, $105,673, $208,484, and $220,552, respectively)	627,076	642,405	1,259,401	1,316,947
General and administrative expense (including non-cash stock-based compensation expense of $6,269, $7,246, $14,675, and $15,020, respectively)	60,314	67,090	137,024	132,650
Transaction costs	2,593	3,339	7,318	10,932
Facility lease expense	81,960	84,690	162,360	173,497
Depreciation and amortization	116,116	120,887	230,371	248,374
Goodwill and asset impairment	16,103	1,559	446,466	22,265
Loss on facility lease termination and modification, net	146,467	6,368	146,467	6,368
Costs incurred on behalf of managed communities	242,160	229,960	504,447	413,905
Total operating expense	1,292,789	1,156,298	2,893,854	2,324,938
Income (loss) from operations	(137,589)	30,174	(551,420)	78,300

Interest income	2,941	804	5,924	1,435
Interest expense:
Debt	(48,967)	(41,517)	(94,694)	(82,090)
Capital and financing lease obligations	(22,389)	(32,228)	(45,320)	(82,087)
Amortization of deferred financing costs and debt premium (discount)	(2,328)	(2,692)	(6,284)	(5,283)
Change in fair value of derivatives	(217)	(39)	(143)	(85)
Debt modification and extinguishment costs	(9)	(693)	(44)	(754)
Equity in loss of unconsolidated ventures	(1,324)	(4,570)	(5,567)	(3,589)
Gain (loss) on sale of assets, net	23,322	(547)	66,753	(1,150)
Other non-operating income	5,505	2,236	8,091	3,898
Income (loss) before income taxes	(181,055)	(49,072)	(622,704)	(91,405)
Benefit (provision) for income taxes	15,546	2,735	(39)	(81,293)
Net income (loss)	(165,509)	(46,337)	(622,743)	(172,698)
Net (income) loss attributable to noncontrolling interest	21	50	67	107
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(165,488)	$(46,287)	$(622,676)	$(172,591)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.88)	$(0.25)	$(3.33)	$(0.93)

Weighted average shares used in computing basic and diluted net income (loss) per share	187,585	186,212	187,234	185,952

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30, 2018
(Unaudited, in thousands)

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at January 1, 2018	191,276	$1,913	$4,126,549	$(56,440)	$(2,541,294)	$1,530,728	$(437)	$1,530,291
Compensation expense related to restricted stock grants	—	—	14,675	—	—	14,675	—	14,675
Net income (loss)	—	—	—	—	(622,676)	(622,676)	(67)	(622,743)
Issuance of common stock under Associate Stock Purchase Plan	111	1	769	—	—	770	—	770
Restricted stock, net	2,805	28	(28)	—	—	—	—	—
Shares withheld for employee taxes	(394)	(4)	(2,711)	—	—	(2,715)	—	(2,715)
Other, net	—	—	99	—	280	379	—	379
Balances at June 30, 2018	193,798	$1,938	$4,139,353	$(56,440)	$(3,163,690)	$921,161	$(504)	$920,657

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(622,743)	$(172,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt modification and extinguishment costs	44	754
Depreciation and amortization, net	236,655	253,657
Goodwill and asset impairment	446,466	22,265
Equity in loss of unconsolidated ventures	5,567	3,589
Distributions from unconsolidated ventures from cumulative share of net earnings	1,147	892
Amortization of deferred gain	(2,179)	(2,186)
Amortization of entrance fees	(837)	(2,030)
Proceeds from deferred entrance fee revenue	1,398	3,952
Deferred income tax (benefit) provision	(991)	80,373
Straight-line lease (income) expense	(8,595)	(6,126)
Change in fair value of derivatives	143	85
(Gain) loss on sale of assets, net	(66,753)	1,150
Loss on facility lease termination and modification, net	133,423	6,368
Non-cash stock-based compensation expense	14,675	15,020
Non-cash interest expense on financing lease obligations	6,446	10,021
Amortization of (above) below market lease, net	(3,574)	(3,394)
Non-cash management contract termination fee	(5,076)	—
Other	(156)	(2,969)
Changes in operating assets and liabilities:
Accounts receivable, net	10,956	11,957
Prepaid expenses and other assets, net	1,878	18,979
Trade accounts payable and accrued expenses	(57,615)	(47,982)
Tenant refundable fees and security deposits	(303)	(215)
Deferred revenue	8,608	9,070
Net cash provided by operating activities	98,584	200,532
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(2,962)	5
Sale of marketable securities, net	273,273	(29,779)
Additions to property, plant and equipment and leasehold intangibles, net	(120,458)	(89,570)
Acquisition of assets, net of related payables and cash received	(271,320)	(400)
Investment in unconsolidated ventures	(8,864)	(186,166)
Distributions received from unconsolidated ventures	9,397	8,045
Proceeds from sale of assets, net	130,897	34,455
Property insurance proceeds	156	2,969
Other	1,393	947
Net cash provided by (used in) investing activities	11,512	(259,494)
Cash Flows from Financing Activities
Proceeds from debt	279,919	92,571
Repayment of debt and capital and financing lease obligations	(466,267)	(89,204)
Proceeds from line of credit	200,000	—
Repayment of line of credit	(200,000)	—
Payment of financing costs, net of related payables	(3,191)	(1,181)
Proceeds from refundable entrance fees, net of refunds	52	(1,554)
Payments for lease termination	(10,548)	(552)
Payments of employee taxes for withheld shares	(2,715)	(5,320)
Other	770	1,054
Net cash used in financing activities	(201,980)	(4,186)
Net decrease in cash, cash equivalents and restricted cash	(91,884)	(63,148)
Cash, cash equivalents and restricted cash at beginning of period	282,546	277,322
Cash, cash equivalents and restricted cash at end of period	$190,662	$214,174

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2018, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018.

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

Gain on Sale of Assets

The Company regularly enters into real estate transactions which may include the disposal of certain communities, including the associated real estate. The Company recognizes income from real estate sales under ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets ("ASC 610-20"). Under ASC 610-20, income is recognized when the transfer of control occurs and the Company applies the five-step model for recognition to determine the amount of income to recognize for all real estate sales.

The Company accounts for the sale of equity method investments under ASC 860, Transfers and Servicing ("ASC 860"). Under ASC 860, income is recognized when the transfer of control occurs and the Company has no continuing involvement with the transferred financial assets.

Stock-Based Compensation

The Company follows ASC 718, Compensation – Stock Compensation ("ASC 718") in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred.

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

Cash and cash equivalents, marketable securities, and restricted cash are reflected in the accompanying condensed consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to the short maturity.

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

Asset Category	Estimated Useful Life (in years)
Trade names	2 – 5
Management contracts	3 – 9

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

During the six months ended June 30, 2018 and 2017, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. The reduction in these accrued reserves decreased facility operating expense by $6.3 million and $7.5 million for the three and six months ended June 30, 2018, respectively, and by $2.0 million and $5.6 million for the three and six months ended June 30, 2017, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018 and the changes required by ASU 2016-18 were applied retrospectively to all periods presented. The Company has identified that the inclusion of the change in restricted cash within the retrospective presentation of the statements of cash flows resulted in a $1.1 million and $1.7 million decrease to the amount of net cash used in investing activities for the three and six months ended June 30, 2017, respectively.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications on the classification of certain transactions within the statement of cash flows, the amendments in ASU 2016-15 provide that debt prepayment and extinguishment costs will be classified within financing activities within the statement of cash flows. ASU 2016-15 is effective for the Company for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018 and the changes in classification within the statement of cash flows were applied retrospectively to all periods presented. The Company's retrospective application resulted in a $0.7 million increase to the amount of net cash provided by operating activities and a $0.7 million decrease to the amount of net cash used in financing activities for each of the three and six months ended June 30, 2017.

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

The Company has determined that there will be a change to the amounts of resident fee revenue and facility operating expense with no net impact to the amount of income from operations, for the impact of implicit price concessions on the estimation of the transaction price. The Company recognized $896.0 million and $1,802.2 million of resident fee revenue and $627.1 million and $1,259.4 million of facility operating expense for the three and six months ended June 30, 2018, respectively. The impact to resident fee revenue and facility operating expense as a result of applying ASC 606 was a decrease of $2.1 million and $3.2 million for the three and six months ended June 30, 2018, respectively.

The Company has determined that there will not be any significant change to the annual amount of revenue recognized for management fees under the Company’s community management agreements; however, the Company will recognize an estimated amount of incentive fee revenue earlier during the annual contract period. The Company has determined that there will be a change to the amounts presented for revenue recognized for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations, as a result of the combination of all community operations management activities as a single performance obligation for each contract. The Company recognized $242.2 million and $504.4 million of revenue for reimbursed costs incurred on behalf of managed communities and $242.2 million and $504.4 million of reimbursed costs incurred on behalf of managed communities for the three and six months ended June 30, 2018, respectively, in accordance with ASU 2014-09. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $11.3 million and $23.7 million for the three and six months ended June 30, 2018, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting and requires enhanced disclosure of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The Company plans to adopt these lease accounting standards effective January 1, 2019 utilizing a modified retrospective transition method with no adjustments to comparative periods presented. The Company anticipates that the adoption of ASU 2016-02 will result in the recognition of material lease liabilities and right-of use assets on the condensed consolidated balance sheet for these community operating leases. The Company is monitoring recent accounting standard setting activities of the FASB and the Company continues to evaluate the impact that the adoption of ASU 2016-02 and ASU 2018-11 will have on its condensed consolidated financial statements and disclosures.

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

During the three and six months ended June 30, 2018 and 2017, the Company reported a consolidated net loss.  As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares.  The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 6.2 million and 5.5 million for the three months ended June 30, 2018 and 2017, respectively, and 6.6 million and 5.4 million for the six months ended June 30, 2018 and 2017, respectively.

For the three and six months ended June 30, 2018 and 2017, the calculation of diluted weighted average shares excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018. Refer to Note 9 for more information about the Company's former convertible notes. As of June 30, 2017, the maximum number of shares issuable upon conversion of the notes was approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events). As of June 30, 2017, the maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash was approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of June 30, 2018 and 2017, the number of shares issuable upon exercise of the warrants was approximately 10.8 million.

4.  Acquisitions, Dispositions and Other Significant Transactions

The Company completed sales of six communities and termination of leases on 152 communities during the period from January 1, 2017 through June 30, 2018. For the 94 communities that the Company disposed through sales and lease terminations during the period from April 1, 2017 through June 30, 2018, the Company's condensed consolidated financial statements include resident fee revenue of $50.0 million and $94.5 million, facility operating expenses of $31.8 million and $68.7 million, and cash lease payments of $17.4 million and $24.8 million for the communities for the three months ended June 30, 2018 and 2017, respectively. For the 158 communities that the Company disposed through sales and lease terminations during the period from January 1, 2017 through June 30, 2018, the Company's condensed consolidated financial statements include resident fee revenue of $109.1 million and $259.7 million, facility operating expenses of $70.2 million and $183.9 million, and cash lease payments of $37.4 million and $72.1 million for the communities for the six months ended June 30, 2018 and 2017, respectively. The results of operations of the 158 communities were reported in the following segments within the condensed consolidated financial statements prior to their disposition dates: Assisted Living (125 communities), Retirement Centers (20 communities) and CCRCs-Rental (13 communities).

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

HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with HCP, Inc. ("HCP"). As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement ("HCP Master Lease") with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. The Company and HCP amended and restated triple-net leases covering substantially all of the communities the Company leased from HCP as of November 1, 2017 into the HCP Master Lease. During the three months ended June 30, 2018, the Company acquired two communities formerly leased for an aggregate purchase price of $35.4 million and leases with respect to ten communities were terminated, and such communities were removed from the HCP Master Lease.

Pursuant to the HCP Master Lease, 23 additional communities will be removed from the HCP Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, the Company will continue to operate the foregoing 23 communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to the foregoing 35 communities, the Company continues to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired the Company's 10% ownership interest in one of the Company's RIDEA ventures with HCP in December 2017 for $32.1 million (for which the Company recognized a $7.2 million gain on sale) and the Company's 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which the Company recognized a $41.7 million gain on sale). The Company provided management services to 59 communities on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, the Company acquired one community for an aggregate purchase price of $32.1 million in January 2018 and three communities for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for seven and 17 such communities were terminated by HCP during the three and six months ended June 30, 2018, respectively (for which the Company recognized a $2.8 million and $5.1 million non-cash management contract termination gain, respectively), and the Company expects the termination of management agreements on the remaining 20 communities to occur in stages throughout 2018.

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

As a result of the modification of the remaining lease term for communities subject to capital leases, the Company reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million in 2017. During the three months ended June 30, 2018, the results and financial position of the ten communities for which leases were terminated were deconsolidated from the Company prospectively upon termination of the lease obligations. The Company derecognized the $86.9 million carrying value of the assets under financing leases and the $93.5 million carrying value of financing lease obligations for three communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. The Company recognized a sale for these three communities and recorded a $6.5 million non-cash gain on sale of assets for the three months ended June 30, 2018. Additionally, the Company recognized a $1.9 million non-cash gain on lease termination for the derecognition of the net carrying value of the Company's assets and liabilities under operating and capital leases at the lease termination date. The terminations of leases for the 23 remaining communities expected in 2018 are anticipated to result in the Company recording a non-cash gain in fiscal 2018 for the amount by which the carrying value of the operating and capital and financing lease obligations for the 23 communities exceed the carrying value of the Company's assets under operating and capital and financing leases at the lease termination date. As of June 30, 2018, the $287.3 million carrying value of the lease obligations for the 23 communities exceed the $248.2 million carrying value of the assets under operating and capital and financing leases by approximately $39.1 million, primarily for 17 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes.

The results of operations for the 23 communities that will be disposed through lease terminations are reported within the following segments within the condensed consolidated financial statements: Retirement Centers (three communities), Assisted Living (19 communities), and CCRCs-Rental (one community). With respect to such 23 communities, the Company's condensed consolidated financial statements include resident fee revenue of $21.5 million and $21.8 million, facility operating expenses of $15.3 million and $14.5 million, and cash lease payments of $7.1 million and $7.5 million for the three months ended June 30, 2018 and 2017, respectively. The Company's condensed consolidated financial statements include resident fee revenue of $43.5 million and $44.7 million, facility operating expenses of $30.7 million and $28.9 million, and cash lease payments of $14.1 million and $15.0 million for the six months ended June 30, 2018 and 2017, respectively.

For the 20 managed communities for which the Company's management may be terminated, the Company's condensed consolidated financial statements include management fees of $1.4 million for each of the three months ended June 30, 2018 and 2017. The Company's condensed consolidated financial statements include management fees of $2.7 million for each of the six months ended June 30, 2018 and 2017.

Ventas Lease Portfolio Restructuring

On April 26, 2018, the Company entered into several agreements to restructure a portfolio of 128 communities it leased from Ventas, Inc. and certain of its subsidiaries (collectively, "Ventas") as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities leased by the Company from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities. The Company and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between the Company and Ventas will be cross-defaulted.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to the Company. In the event of the consummation of a change of control transaction of the Company on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by the Company, provide for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. The Company will receive an annual rent credit of $8.0 million in 2019, $7.0 million in 2020 and $5.0 million in 2021 and thereafter; provided, that if a change of control of the Company occurs prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019, the annual minimum rent will be subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Ventas Master Lease requires the Company to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ending December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any). If a change of control of the Company occurs, the Company will be required, within 36 months following the closing of such transaction, to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

Under the definitive agreements with Ventas, the Company, at the parent level, must satisfy certain financial covenants (including tangible net worth and leverage ratios) and may consummate a change of control transaction without the need for consent of Ventas so long as certain objective conditions are satisfied, including the post-transaction guarantor's satisfying certain enhanced minimum tangible net worth and maximum leverage ratio, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25.0 million to Ventas.

At the Company's option, which must be exercised on or before April 26, 2019, the Company may provide notice to Ventas of the Company's election to direct Ventas to market for sale one or more communities with up to approximately $30.0 million of annual minimum rent. Upon receipt of such notice, Ventas will be obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community will be subject to Ventas' receiving a purchase price in excess of a minimum sale price to be mutually agreed by the Company and Ventas and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%.

The Company estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments is based upon historical and forecasted community cash flows and market data, including a management fee rate of 5% of revenue and a market supported lease coverage ratio. These assumptions are supported by independent market data and considered to be Level 3 measurements within the fair value hierarchy. The Company recognized a $125.7 million non-cash loss on lease modification in the three and six months ended June 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to the Company given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018 the Company announced that it had entered into definitive agreements with Welltower Inc. ("Welltower"). The components of the agreements include:

•
Lease Terminations. The Company and Welltower agreed to early termination of the Company's triple-net lease obligations on 37 communities effective June 30, 2018. The two lease portfolios were due to mature in 2028 (27 communities) and 2020 (10 communities). The Company paid Welltower an aggregate lease termination fee of $58.0 million. The Company will continue to manage the foregoing 37 communities on an interim basis until the communities are transitioned to new managers and such communities will be reported in the Management Services segment during such interim period. The Company recognized a $22.6 million loss on lease termination in the three and six months ended June 30, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of the Company's assets and liabilities under operating and capital leases at the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow the Company to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, with the Company to receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. The Company agreed to sell its 20% equity interest in its existing Welltower RIDEA venture to Welltower, effective June 30, 2018, for net proceeds of $33.5 million(for which the Company recognized a $14.7 million gain on sale during the three and six months ended June 30, 2018). As of June 30, 2018, the Company provided management services to the 15 venture communities and will continue to manage the communities until the communities are transitioned by Welltower to new managers.

The Company also elected not to renew two master leases with Welltower scheduled to mature on September 30, 2018 (11 communities). After conclusion of the foregoing lease expirations, the Company will continue to operate 74 communities under triple-net leases with Welltower, and the Company's remaining lease agreements with Welltower will contain a change of control standard, which would allow the Company to engage in certain change of control and other transactions without the need to obtain Welltower's consent, subject to the satisfaction of certain conditions.

The results of operations for the 37 communities that have been disposed through lease terminations are reported within the following segments within the condensed consolidated financial statements: Retirement Centers (8 communities) and Assisted Living (29 communities). With respect to such 37 communities, the Company's condensed consolidated financial statements include resident fee revenue of $43.5 million and $42.6 million, facility operating expenses of $26.8 million and $26.2 million, and cash lease payments of $15.2 million and $14.8 million for the three months ended June 30, 2018 and 2017, respectively. The Company's consolidated financial statements include resident fee revenue of $86.7 million and $85.8 million, facility operating expenses of $54.1 million and $51.8 million, and cash lease payments of $30.4 million and $29.6 million for the six months ended June 30, 2018 and 2017, respectively. For the 15 former venture communities for which the Company's management may be terminated, the Company's condensed consolidated financial statements include management fees of $1.1 million for each of the three months ended June 30, 2018 and 2017. The Company's condensed consolidated financial statements include management fees of $2.2 million for each of the six months ended June 30, 2018 and 2017.

Formation of Venture with Blackstone

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain conditions, at which point the Company will manage the communities; however, there can be no assurance that the terminations will occur or, if they do, when the actual terminations will occur. Two of the communities are managed by a third party for the venture.

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

Initially, the Company determined that the contributed carrying value of the Company's investment was $66.8 million, representing the amount by which the $179.2 million cash contribution exceeded the carrying value of the Company's liabilities under operating, capital and financing leases contributed by the Company net of the carrying value of the assets under such operating, capital and financing leases. However, the Company estimated the fair value of its 15% equity interest in the Blackstone Venture at inception to be $47.1 million. As a result, the Company recorded a $19.7 million charge within asset impairment expense for the three months ended March 31, 2017 for the amount of the contributed carrying value in excess of the estimated fair value of the Company's investment. During the three months ended March 31, 2018, the Company recorded a $33.4 million non-cash impairment charge within asset impairment expense to reflect the amount by which the carrying value of the investment exceeded the estimated fair value.

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

Dispositions of Owned Communities During 2018 and Assets Held for Sale

The Company began 2018 with 15 of its owned communities classified as held for sale as of December 31, 2017. During the six months ended June 30, 2018, the Company completed the sale of three communities, two of which were not previously included in assets held for sale, for net cash proceeds of $12.8 million and recognized a net gain on sale of assets of $1.9 million. The Company entered into an agreement to sell one additional community, which is classified as held for sale as of June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized $9.2 million and $12.0 million, respectively, of impairment charges related to communities identified as held for sale, primarily due to changes in the estimated fair value.

As of June 30, 2018, 15 communities were classified as held for sale, resulting in $141.1 million being recorded as assets held for sale and $50.2 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 15 communities are reported in the following segments within the condensed consolidated financial statements: Retirement Centers (one community), Assisted Living (12 communities) and CCRCs-Rental (two communities). The 15 communities had resident fee revenue of $14.3 million and $15.0 million and facility operating expenses of $11.0 million and $10.9 million for the three months ended June 30, 2018 and 2017, respectively. The 15 communities had resident fee revenue of $29.0 million and $30.3 million and facility operating expenses of $22.0 million and $21.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

5.       Fair Value Measurements

Marketable Securities

As of June 30, 2018, marketable securities of $20.0 million are stated at fair value based on valuations provided by third-party pricing services and are classified within Level 2 of the valuation hierarchy. The Company recognized gains of $0.3 million and $1.5 million for marketable securities within interest income on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.7 billion and $3.9 billion as of June 30, 2018 and December 31, 2017, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of the goodwill and asset impairment expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Goodwill	$—	$—	$351.7	$—
Property, plant and equipment and leasehold intangibles, net	6.9	1.4	47.7	2.4
Investment in unconsolidated ventures	—	—	33.4	19.7
Other intangible assets, net	—	—	1.7	—
Assets held for sale	9.2	0.2	12.0	0.2
Goodwill and asset impairment	$16.1	$1.6	$446.5	$22.3

Goodwill

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

Determining the fair value of the Company's reporting units involves the use of significant estimates and assumptions, which the Company believes to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include increases in interest rates, which could impact capitalization and discount rates, differences in the projected occupancy rates and changes in the cost structure of existing communities. Significant adverse changes in the Company’s future revenues and/or operating margins, significant changes in the market for senior housing or the valuation of the real estate of senior living communities, as well as other events and circumstances, including but not limited to increased competition and changing economic or market conditions, including market control premiums, could result in changes in fair value and the determination that additional goodwill is impaired.

Property, Plant and Equipment and Leasehold Intangibles

During the three and six months ended June 30, 2018 and 2017, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain communities will be disposed of prior to their previously intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value. The estimates of fair values of the property, plant and equipment of these communities were determined based on valuations provided by third-party pricing services and are classified within Level 3 of the valuation hierarchy. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $6.9 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $47.7 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively, primarily within the Assisted Living segment.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the six months ended June 30, 2018 and 2017, the Company recorded non-cash impairment charges related to investments in unconsolidated ventures $33.4 million and $19.7 million, respectively. These impairment charges reflect the amount by which the carrying values of the investments exceeded their estimated fair value. Refer to Note 4 for more information about the formation and impairment of the Blackstone Venture during 2017.

6.  Stock-Based Compensation

Grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(share amounts in thousands, except for per share amounts)	Shares Granted	Weighted Average Grant Date Fair Value	Total Value
Three months ended March 31, 2018	3,387	$9.10	$30,823
Three months ended June 30, 2018	169	$7.19	$1,214

7.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying value of goodwill by operating segment.

(in thousands)	Retirement Centers	Assisted Living	Brookdale Ancillary Services	Total
Balance at January 1, 2018	$27,321	$351,652	$126,810	$505,783
Impairment	—	(351,652)	—	(351,652)
Balance at June 30, 2018	$27,321	$—	$126,810	$154,131

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present.  The Company determined no impairment was necessary for the three months ended June 30, 2018. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date. Refer to Note 5 for information on impairment expense for goodwill.

The following is a summary of other intangible assets.

	June 30, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	49,250	—	49,250
Trade names	27,800	(25,006)	2,794
Management contracts	10,680	(7,645)	3,035
Total	$92,468	$(32,651)	$59,817

	December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$9,533	$—	$9,533
Health care licenses	50,927	—	50,927
Trade names	27,800	(23,714)	4,086
Management contracts	11,360	(7,929)	3,431
Total	$99,620	$(31,643)	$67,977

Amortization expense related to definite-lived intangible assets for the three months ended June 30, 2018 and 2017 was $0.8 million and $3.0 million, respectively, and for the six months ended June 30, 2018 and 2017 was $1.7 million and $3.9 million, respectively.

Health care licenses were determined to be indefinite-lived intangible assets and are not subject to amortization. The community purchase options are not currently amortized, but will be added to the cost basis of the related communities if the option is exercised, and will then be depreciated over the estimated useful life of the community.

8.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of June 30, 2018 and December 31, 2017, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Land	$473,580	$449,295
Buildings and improvements	5,057,848	4,923,621
Leasehold improvements	121,542	124,850
Furniture and equipment	1,040,220	1,006,889
Resident and leasehold operating intangibles	550,876	594,748
Construction in progress	50,245	74,678
Assets under capital and financing leases	1,530,890	1,742,384
	8,825,201	8,916,465
Accumulated depreciation and amortization	(3,109,270)	(3,064,320)
Property, plant and equipment and leasehold intangibles, net	$5,715,931	$5,852,145

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

For the three months ended June 30, 2018 and 2017, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $115.3 million and $117.9 million, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $228.7 million and $244.5 million, respectively.

9.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following:

(in thousands)	June 30, 2018	December 31, 2017
Mortgage notes payable due 2018 through 2047; weighted average interest rate of 4.8% for the six months ended June 30, 2018, less debt discount and deferred financing costs of $20.5 million and $16.6 million as of June 30, 2018 and December 31, 2017, respectively (weighted average interest rate of 4.59% in 2017)	$3,647,622	$3,497,762
Capital and financing lease obligations payable through 2032; weighted average interest rate of 7.93% for the six months ended June 30, 2018 (weighted average interest rate of 6.75% in 2017)	1,094,178	1,271,554
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $6.4 million as of December 31, 2017, interest at 2.75% per annum	—	309,853
Notes payable issued to finance insurance premiums, weighted average interest rate of 3.44% for the six months ended June 30, 2018	12,946	—
Other notes payable, weighted average interest rate of 5.91% for the six months ended June 30, 2018 (weighted average interest rate of 5.98% in 2017) and maturity dates ranging from 2020 to 2021	61,558	63,122
Total long-term debt and capital and financing lease obligations	4,816,304	5,142,291
Less current portion	278,848	602,501
Total long-term debt and capital and financing lease obligations, less current portion	$4,537,456	$4,539,790

As of June 30, 2018 and December 31, 2017, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $50.2 million and $30.1 million, respectively, of mortgage notes payable secured by assets held for sale. This debt will be either assumed by the prospective purchasers or be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

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

As of June 30, 2018, no borrowings were outstanding on the revolving credit facility and $41.7 million of letters of credit were outstanding under this credit facility. The Company also had separate unsecured letter of credit facilities of up to $66.2 million in the aggregate as of June 30, 2018. Letters of credit totaling $66.1 million had been issued under these separate facilities as of June 30, 2018.

2018 Financings

In April 2018, the Company obtained $247.6 million of debt secured by the non-recourse first mortgages on 11 communities. Sixty percent of the principal amount bears interest at a fixed rate of 4.55%, and the remaining forty percent of the principal amount bears interest at a variable rate equal to the 30-day LIBOR plus a margin of 189 basis points. The debt matures in May 2028. The $247.6 million of proceeds from the financing were primarily utilized to fund the acquisition of five communities from HCP and to repay $43.0 million of outstanding mortgage debt scheduled to mature in May 2018. See Note 4 to the condensed consolidated financial statements for more information regarding the acquisitions of communities from HCP.

Convertible Debt

In June 2011, the Company completed a registered offering of $316.3 million aggregate principal amount of 2.75% convertible senior notes due June 15, 2018 (the "Notes"). The Company repaid $316.3 million in cash to settle the Notes at their maturity on June 15, 2018.

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

As of June 30, 2018, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

11.  Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$133,000	$155,389
Income taxes paid, net of refunds	$1,421	$1,876

Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$105,266	$91,014
Accounts payable	15,192	(1,444)
Net cash paid	$120,458	$89,570
Acquisition of assets, net of related payables:
Property, plant and equipment and leasehold intangibles, net	$237,563	$—
Other intangible assets, net	(4,796)	400
Capital and financing lease obligations	36,120	—
Other liabilities	2,433	—
Net cash paid	$271,320	$400

Proceeds from sale of assets, net:
Prepaid expenses and other assets	$(1,991)	$(13,954)
Assets held for sale	(18,758)	(20,952)
Property, plant and equipment and leasehold intangibles, net	(87,864)	(11,598)
Investments in unconsolidated ventures	(58,179)	(26,301)
Long-term debt	—	7,552
Capital and financing lease obligations	93,514	—
Refundable entrance fees and deferred revenue	8,345	30,771
Other liabilities	789	39
(Gain) loss on sale of assets, net	(66,753)	1,150
Loss on lease termination and modification, net	—	(1,162)
Net cash received	$(130,897)	$(34,455)
Lease termination and modification, net
Prepaid expenses and other assets	$(2,000)	$—
Property, plant and equipment and leasehold intangibles, net	(52,920)	—
Capital and financing lease obligations	21,898	—
Deferred liabilities	67,950	—
Loss on lease termination and modification, net	22,260	—
Net cash paid (1)	$57,188	$—
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$—	$(8,173)
Property, plant and equipment and leasehold intangibles, net	—	(768,897)
Investments in unconsolidated ventures	—	66,816
Capital and financing lease obligations	—	879,959
Deferred liabilities	—	7,504
Other liabilities	—	1,998
Net cash paid	$—	$179,207

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets	$—	$106
Assets held for sale	58,445	(14,122)
Property, plant and equipment and leasehold intangibles, net	(58,445)	14,016
Net	$—	$—
Lease termination and modification, net
Prepaid expenses and other assets	$(2,813)	$—
Property, plant and equipment and leasehold intangibles, net	2,959	—
Capital and financing lease obligations	(2,375)	—
Deferred liabilities	(122,304)	—
Other liabilities	326	—
Loss on lease termination and modification, net	124,207	—
Net	$—	$—

(1)
The net cash paid to terminate community leases is presented within the condensed consolidated statement of cash flows based upon the lease classification of the terminated leases. Net cash paid of $46.6 million for the termination of operating leases is presented within net cash provided by operating activities and net cash paid of $10.5 million for the termination of capital leases is presented within net cash used in financing activities for the six months ended June 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statement of cash flows that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	June 30, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$126,637	$222,647
Restricted cash	39,015	37,189
Long-term restricted cash	25,010	22,710
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$190,662	$282,546

12.  Facility Operating Leases

As of June 30, 2018, the Company operated 385 communities under long-term leases (258 operating leases and 127 capital and financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The community leases contain other customary terms, which may include assignment and change of control restrictions, maintenance and capital expenditure obligations, termination provisions and financial covenants, such as those requiring the Company to maintain prescribed minimum net worth and stockholders' equity levels and lease coverage ratios, and not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community and/or entity basis. In addition, the Company's lease documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicare or Medicaid provider requirements.

The Company's failure to comply with applicable covenants could constitute an event of default under the applicable lease documents. Many of the Company's debt and lease documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors). Certain leases contain cure provisions, which generally allow the Company to post an additional lease security deposit if the required covenant is not met. Furthermore, the Company's leases are secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.

As of June 30, 2018, the Company is in compliance with the financial covenants of its long-term leases.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Cash basis payment	$87,115	$90,599	$176,708	$185,203
Straight-line (income) expense	(2,430)	(3,119)	(8,595)	(6,126)
Amortization of (above) below market lease, net	(1,636)	(1,697)	(3,574)	(3,394)
Amortization of deferred gain	(1,089)	(1,093)	(2,179)	(2,186)
Facility lease expense	$81,960	$84,690	$162,360	$173,497

13.  Income Taxes

The difference between the statutory tax rate and the Company's effective tax rates for the three and six months ended June 30, 2018 and June 30, 2017 reflects a decrease in the Company's federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2018, and the non-deductible write-off of goodwill.

The valuation allowance during the three and six months ended June 30, 2018 reflects an additional allowance of $30.3 million and $54.9 million, respectively, established against the current period operating loss and is reflective of the Company's quarterly calculation of the reversal of existing tax assets and liabilities and the impact of the Company's acquisitions, dispositions, and other significant transactions, including the impact of the Tax Act which allows for the unlimited carryover of net operating losses created in 2018 and beyond.

The increase in the valuation allowance during the six months ended June 30, 2017 was comprised of multiple components. The increase included $85.0 million related to the removal of future timing differences as a result of the formation of the Blackstone Venture and termination of leases associated therewith. In addition, the Company increased its valuation allowance by $48.5 million upon the adoption of ASU 2016-09. The $48.5 million offset the increase to the Company's net operating loss carryforward position previously reflected in an additional paid-in capital pool, and accordingly, did not impact the current period income tax position. The remaining change of approximately $27.0 million for the six months ended June 30, 2017 reflects the allowance established against that period's operating loss.

The Company recorded an aggregate deferred federal, state and local tax benefit of $46.4 million and $55.9 million as a result of the operating loss for the three and six months ended June 30, 2018, respectively, which was offset by an increase in the valuation allowance of $30.3 million and $54.9 million, respectively. The change in the valuation allowance for the three and six months ended June 30, 2018 is the result of the anticipated reversal of future tax liabilities offset by future tax deductions. The Company recorded an aggregate deferred federal, state, and local tax benefit of $18.2 million and $31.7 million as a result of the operating loss for the three and six months ended June 30, 2017, respectively, which was offset by an increase in the valuation allowance of $15.2 million and $27.0 million, respectively.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of June 30, 2018 and December 31, 2017 is $391.0 million and $336.1 million, respectively.

For the year ended December 31, 2017, the Company estimated the impact of the Tax Act on state income taxes reflected in its income tax benefit. Reasonable estimates for the Company's state and local provision continue to be made based on the Company's analysis of tax reform. These provisional amounts have not been adjusted for the three and six months ended June 30, 2018 but may be adjusted in future periods during 2018 when additional information is obtained. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception in 2018. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change did not have a material effect for the three and six months ended June 30, 2018 but will impact future tax depreciation deductions and may impact the Company's valuation allowance. The Company is unable to estimate the future impact of this change at this time. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and six months ended June 30, 2018 and June 30, 2017 which are included in income tax expense or benefit for the period. Tax returns for years 2013 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Variable Interest Entities

As of June 30, 2018, the Company has equity interests in unconsolidated VIEs. The Company has determined that it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and is not the primary beneficiary of these VIEs in accordance with ASC 810. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting.

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

The Company holds a 15% equity ownership interest in the Blackstone Venture. The Blackstone Venture has been identified as a VIE due to the Company lacking substantive participation rights in the management of the venture and the Company lacking kick-out rights over the managing member. The equity members of the Blackstone Venture share certain operating rights and the Company acts as manager to 60 communities owned by the Blackstone Venture. However, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact the economic performance of the VIE. The assets of the Blackstone Venture primarily consist of senior housing communities, resident fees receivable and cash and cash equivalents. The obligations of the Blackstone Venture primarily consist of long-term mortgage debt, accounts payable and accrued expenses. As of June 30, 2018, the Company leases two communities from the Blackstone Venture with annual lease payments of approximately $2.6 million. Under the terms of the lease agreements, the Company may be required to purchase the two leased communities for an amount equal to the greater of the fair market value of the communities or $33.8 million if there is an event of default under the lease agreement.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are summarized below as of June 30, 2018 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Value
CCRC Venture opco	Investment in unconsolidated ventures	$25.4	$25.4

As of June 30, 2018, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to its unconsolidated VIEs.

15.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the table below.

	Three Months Ended June 30, 2018
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$158,405	$503,806	$73,392	$157	$735,760
Government reimbursement	888	18,221	21,379	90,605	131,093
Other third-party payor programs	—	—	10,025	19,091	29,116
Total resident fee revenue	$159,293	$522,027	$104,796	$109,853	$895,969

	Three Months Ended June 30, 2017
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$161,362	$528,516	$77,116	$186	$767,180
Government reimbursement	886	18,914	26,283	95,763	141,846
Other third-party payor programs	—	—	10,803	14,241	25,044
Total resident fee revenue	$162,248	$547,430	$114,202	$110,190	$934,070

	Six Months Ended June 30, 2018
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$315,912	$1,018,070	$144,113	$426	$1,478,521
Government reimbursement	1,778	36,237	45,085	183,232	266,332
Other third-party payor programs	—	—	20,667	36,715	57,382
Total resident fee revenue	$317,690	$1,054,307	$209,865	$220,373	$1,802,235

	Six Months Ended June 30, 2017
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$332,979	$1,098,469	$171,739	$337	$1,603,524
Government reimbursement	1,889	39,498	59,111	194,297	294,795
Other third-party payor programs	—	—	25,150	27,528	52,678
Total resident fee revenue	$334,868	$1,137,967	$256,000	$222,162	$1,950,997

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

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance. Resident fee revenue for standalone or certain ancillary services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under residency agreements for independent living and assisted living services. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable entrance fees and deferred revenue, deferred liabilities, and other liabilities within the condensed consolidated balance sheets) of $115.6 million and $112.4 million, including $58.3 million and $49.7 million of monthly resident fees billed and received in advance, as of June 30, 2018 and December 31, 2017, respectively. For the six months ended June 30, 2018, the Company recognized $68.9 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

For the three and six months ended June 30, 2018, the Company recognized $4.4 million and $8.9 million of charges within facility operating expenses within the condensed consolidated statement of operations for additions to the allowance for doubtful accounts.

16.  Segment Information

As of June 30, 2018 the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Retirement Centers (1)	$159,293	$162,248	$317,690	$334,868
Assisted Living (1)	522,027	547,430	1,054,307	1,137,967
CCRCs-Rental (1)	104,796	114,202	209,865	256,000
Brookdale Ancillary Services (1)	109,853	110,190	220,373	222,162
Management Services (2)	259,231	252,402	540,199	452,241
	$1,155,200	$1,186,472	$2,342,434	$2,403,238
Segment Operating Income: (3)
Retirement Centers	$65,134	$67,297	$129,556	$141,299
Assisted Living	169,737	186,921	346,275	404,360
CCRCs-Rental	23,819	24,344	48,482	59,659
Brookdale Ancillary Services	10,203	13,103	18,521	28,732
Management Services	17,071	22,442	35,752	38,336
	285,964	314,107	578,586	672,386

General and administrative (including non-cash stock-based compensation expense)	60,314	67,090	137,024	132,650
Transaction costs	2,593	3,339	7,318	10,932
Facility lease expense	81,960	84,690	162,360	173,497
Depreciation and amortization	116,116	120,887	230,371	248,374
Goodwill and asset impairment	16,103	1,559	446,466	22,265
Loss on facility lease termination and modification	146,467	6,368	146,467	6,368
Income (loss) from operations	$(137,589)	$30,174	$(551,420)	$78,300

	As of
(in thousands)	June 30, 2018	December 31, 2017
Total assets:
Retirement Centers	$1,298,989	$1,266,076
Assisted Living	3,957,957	4,535,114
CCRCs-Rental	723,655	667,234
Brookdale Ancillary Services	244,692	257,257
Corporate and Management Services	504,354	949,768
	$6,729,647	$7,675,449

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their intended effect on our results; our operational, sales, marketing and branding initiatives; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, expansion, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to acquisition, disposition, development, lease restructuring and termination, financing, re-financing and venture transactions and opportunities (including assets held for sale, the pending transactions with HCP, Inc. and our plans to market in 2018 and sell 26 additional owned communities), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA and Adjusted Free Cash Flow (as those terms are defined in this Quarterly Report on Form 10-Q); our expectations regarding returns to stockholders, our share repurchase program and the payment of dividends; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services; and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding, new supply and new competition; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; risks related to the implementation of our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein) and the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; our determination from time to time to purchase any shares under our share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring and termination, financing, re-financing and venture transactions (including assets held for sale, the pending transactions with HCP, Inc. and our plans to market in 2018 and sell 26 additional owned communities) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers and potential disruption caused by changes in management; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; unanticipated costs to comply with legislative or regulatory developments, including requirements to obtain emergency power generators for our communities; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of June 30, 2018, we are the largest operator of senior living communities in the United States based on total capacity, with 988 communities in 46 states and the ability to serve approximately 95,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

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

•
Stockholders. Our stockholders' continued investment in us allows us to advance our mission to our residents and their families. Therefore we believe we must balance our mission with an emphasis on margin. With this strategic priority, we intend to take actions to provide long-term returns to our stockholders by focusing on growing RevPAR, Adjusted EBITDA and Adjusted Free Cash Flow.

•
Associates. Brookdale's culture is based on servant leadership, and our associates are the key to attracting and caring for residents and creating value for all of our stakeholders. Through this strategic priority, we intend to create a compelling value proposition for our associates in the areas of compensation, leadership, career growth and meaningful work. In 2017, we took the first corrective steps by investing in community leaders, and in 2018 we are extending this plan deeper in the communities.

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

As part of our redefined strategy, we plan to continue to evaluate and, where opportunities arise, pursue lease restructurings, development and acquisition opportunities, including selectively acquiring existing operating companies, senior living communities, and ancillary services companies. Any such restructurings or acquisitions may be pursued on our own, or through investments in ventures. In addition, we intend to continue to evaluate our owned and leased community portfolios for opportunities to dispose of owned communities and terminate leases. As part of this evaluation, during 2018 we have entered into significant lease restructuring and termination transactions with two of our largest lessors. In addition, we are executing on our plan to market in 2018 and sell 28 owned communities, which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs. Two of such communities are included in assets held for sale as of June 30, 2018.

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

During the six months ended June 30, 2018, we completed the sales of three communities (310 units), terminated triple-net leases on 47 communities (5,264 units), sold our ownership interests in three RIDEA ventures, and acquired six communities (995 units), and management agreements on 17 communities were terminated.

During the remainder of 2018, we expect to complete the dispositions of 15 owned communities (1,489 units) classified as held for sale as of June 30, 2018, the terminations of our triple-net leases on 23 communities (1,954 units), and the terminations of management agreements on 20 communities (3,155 units). In addition, we continue to execute on our plan to market in 2018 and sell 28 owned communities, of which two communities are included in assets held for sale as of June 30, 2018.

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

A summary of the foregoing completed and pending transactions (other than our planned marketing and sale of owned communities), and the impact of dispositions on our results of operations, are below.

HCP Master Lease Transaction and RIDEA Ventures Restructuring

On November 2, 2017, we announced that we had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, we entered into an Amended and Restated Master Lease and Security Agreement ("HCP Master Lease") with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. We and HCP amended and restated triple-net leases covering substantially all of the communities we leased from HCP as of November 1, 2017 into the HCP Master Lease. During the three months ended June 30, 2018, we acquired two communities (208 units) for an aggregate purchase price of $35.4 million and leases with respect to ten communities (1,169 units) were terminated, and such communities were removed from the HCP Master Lease. We continue to manage these ten communities on an interim basis until operations of such communities are transitioned to a third party.

Pursuant to the HCP Master Lease, 23 additional communities (1,954 units) will be removed from the HCP Master Lease on or before November 1, 2018. However, if HCP has not transitioned operations and/or management of such communities to a third party prior to such date, we will continue to operate the foregoing 23 communities on an interim basis and such communities will, from and after such time, be reported in the Management Services segment. In addition to the foregoing 35 communities, we continue to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1,

2018, we received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that we may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired our 10% ownership interest in one of our RIDEA ventures with HCP in December 2017 for $32.1 million (for which we recognized a $7.2 million gain on sale) and our 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which we recognized a $41.7 million gain on sale). We provided management services to 59 communities (9,585 units) on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, we acquired one community (137 units) for an aggregate purchase price of $32.1 million in January 2018 and three communities (650 units) for an aggregate purchase price of $207.4 million in April 2018 and retained management 18 of such communities (3,276 units). The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for seven and 17 such communities (1,429 and 2,367 units, respectively) were terminated by HCP during the three and six months ended June 30, 2018 (for which we recognized a $2.8 million and $5.1 million non-cash management contract termination gain, respectively), and we expect the termination of management agreements on the remaining 20 communities (3,155 units) to occur during the remainder of 2018.

We financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of our ownership interest in the unconsolidated ventures. See Note 9 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information regarding the non-recourse first mortgage financing.

In addition, we obtained future annual cash rent reductions and waived management termination fees in the multi-part transaction. As a result, we reduced our lease liabilities by $9.7 million for the future annual cash rent reductions and recognized a $9.7 million deferred liability for the consideration received from HCP in advance of the termination of the management agreements for the 37 communities, and reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

Ventas Lease Portfolio Restructuring

On April 26, 2018, we entered into several agreements to restructure a portfolio of 128 communities (10,567 units) we leased from Ventas, Inc. and certain of its subsidiaries (collectively, "Ventas") as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities (8,459 units) into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities (2,107 units) leased by us from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities. We and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between us and Ventas will be cross-defaulted.

The initial term of the Ventas Master Lease ends December 31, 2025, with two 10-year extension options available to us. In the event of the consummation of a change of control transaction of the Company on or before December 31, 2025, the initial term of the Ventas Master Lease will be extended automatically through December 31, 2029. The Ventas Master Lease and separate lease agreements with Ventas, which are guaranteed at the parent level by us, provide for total rent in 2018 of $175.0 million for the 128 communities, including the pro-rata portion of an $8.0 million annual rent credit for 2018. We will receive an annual rent credit of $8.0 million in 2019, $7.0 million in 2020 and $5.0 million thereafter; provided, that if a change of control of the Company occurs prior to 2021, the annual rent credit will be reduced to $5.0 million. Effective on January 1, 2019, the annual minimum rent will be subject to an escalator equal to the lesser of 2.25% or four times the Consumer Price Index ("CPI") increase for the prior year (or zero if there was a CPI decrease).

The Ventas Master Lease requires us to spend (or escrow with Ventas) a minimum of $2,000 per unit per 24-month period commencing with the 24-month period ending December 31, 2019 and thereafter each 24-month period ending December 31 during the lease term, subject to annual increases commensurate with the escalator beginning with the second lease year of the first extension term (if any). If a change of control of the Company occurs, we will be required, within 36 months following the closing of such transaction, to invest (or escrow with Ventas) an aggregate of $30.0 million in the communities for revenue-enhancing capital projects.

Under the definitive agreements with Ventas, we, at the parent level, must satisfy certain financial covenants (including tangible net worth and leverage ratios) and may consummate a change of control transaction without the need for consent of Ventas so long as certain objective conditions are satisfied, including the post-transaction guarantor's satisfying certain enhanced minimum tangible net worth and maximum leverage ratio, having minimum levels of operational experience and reputation in the senior living industry, and paying a change of control fee of $25.0 million to Ventas.

At our option, which must be exercised on or before April 26, 2019, we may provide notice to Ventas of our election to direct Ventas to market for sale one or more communities with up to approximately $30.0 million of annual minimum rent. Upon receipt of such notice, Ventas will be obligated to use commercially reasonable, diligent efforts to sell such communities on or before December 31, 2020 (subject to extension for regulatory purposes); provided, that Ventas' obligation to sell any such community will be subject to Ventas' receiving a purchase price in excess of a minimum sale price to be mutually agreed by us and Ventas and to certain other customary closing conditions. Upon any such sale, such communities will be removed from the Ventas Master Lease, and the annual minimum rent under the Ventas Master Lease will be reduced by the amount of the net sale proceeds received by Ventas multiplied by 6.25%.

We estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments is based upon historical and forecasted community cash flows and market data, including a management fee rate of 5% of revenue and a market supported lease coverage ratio. We recognized a $125.7 million loss on lease modification in the three and six months ended June 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to us given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018 we announced that we had entered into definitive agreements with Welltower Inc. ("Welltower"). The components of the agreements include:

•
Lease Terminations. We and Welltower agreed to early termination of the Company's triple-net lease obligations on 37 communities (4,095 units) effective June 30, 2018. The two lease portfolios were due to mature in 2028 (27 communities; 3,175 units) and 2020 (10 communities; 920 units). We paid Welltower an aggregate lease termination fee of $58.0 million. We will continue to manage the foregoing 37 communities on an interim basis until the communities are transitioned to new managers and such communities will be reported in the Management Services segment during such interim period. We recognized a $22.6 million loss on lease termination in the three and six months ended June 30, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of the Company's assets and liabilities under operating and capital leases at the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow us to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and we would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. We agreed to sell our 20% equity interest in our existing Welltower RIDEA joint venture to Welltower, effective June 30, 2018, for net proceeds of $33.5 million (for which we recognized a $14.7 million gain on sale during the three and six months ended June 30, 2018). As of June 30, 2018, we provided management services to the 15 venture communities and will continue to manage the communities until the communities are transitioned by Welltower to new managers.

We also elected not to renew two master leases with Welltower scheduled to mature on September 30, 2018 (11 communities; 1,128 units). After conclusion of the foregoing lease expirations, we will continue to operate 74 communities (3,688 units) under triple-net leases with Welltower, and our remaining lease agreements with Welltower will contain an objective change of control standard, which would allow us to engage in certain change of control and other transactions without the need to obtain Welltower's consent, subject to the satisfaction of certain conditions.

Formation of Venture with Blackstone during 2017

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. The two remaining leases will be terminated, pending certain conditions, at which point we will manage the communities. Two of the communities are managed by a third party for the venture. As a result of such transactions, during 2017 we recorded a $19.7 million charge within goodwill and asset impairment expense and recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against our federal and state net operating loss carryforwards and tax credits as we expect these carryforwards and credits will not be utilized prior to expiration. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

Dispositions of Owned Communities During 2018 and Assets Held for Sale

During the six months ended June 30, 2018, we completed the sale of three communities (310 units) for net cash proceeds of $12.8 million. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

As of June 30, 2018, 15 communities (1,489 units) were classified as held for sale, resulting in $141.1 million being recorded as assets held for sale and $50.2 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. Two of such communities classified as held for sale as of June 30, 2018 are part of our plan to market in 2018 and sell 28 owned communities.

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

Summary of Impact of Dispositions

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 94 communities that we disposed through sales and lease terminations during the period from April 1, 2017 through June 30, 2018 through the respective disposition dates:

	Three Months Ended June 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$159,293	$15,066	$144,227
Assisted Living	522,027	34,933	487,094
CCRCs-Rental	104,796	—	104,796
Senior housing resident fees	$786,116	$49,999	$736,117
Facility operating expense
Retirement Centers	$94,159	$8,877	$85,282
Assisted Living	352,290	22,909	329,381
CCRCs-Rental	80,977	—	80,977
Senior housing facility operating expense	$527,426	$31,786	$495,640
Cash lease payments	$125,228	$17,442	$107,786

	Three Months Ended June 30, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$162,248	$23,033	$139,215
Assisted Living	547,430	60,034	487,396
CCRCs-Rental	114,202	11,394	102,808
Senior housing resident fees	$823,880	$94,461	$729,419
Facility operating expense
Retirement Centers	$94,951	$14,355	$80,596
Assisted Living	360,509	42,666	317,843
CCRCs-Rental	89,858	11,655	78,203
Senior housing facility operating expense	$545,318	$68,676	$476,642
Cash lease payments	$133,344	$24,753	$108,591

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 158 communities that we disposed through sales and lease terminations during the period from January 1, 2017 through June 30, 2018 through the respective disposition dates:

	Six Months Ended June 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$317,690	$32,325	$285,365
Assisted Living	1,054,307	74,823	979,484
CCRCs-Rental	209,865	1,945	207,920
Senior housing resident fees	$1,581,862	$109,093	$1,472,769
Facility operating expense
Retirement Centers	$188,134	$19,364	$168,770
Assisted Living	708,032	48,569	659,463
CCRCs-Rental	161,383	2,274	159,109
Senior housing facility operating expense	$1,057,549	$70,207	$987,342
Cash lease payments	$255,483	$37,364	$218,119

	Six Months Ended June 30, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$334,868	$54,651	$280,217
Assisted Living	1,137,967	155,545	982,422
CCRCs-Rental	256,000	49,515	206,485
Senior housing resident fees	$1,728,835	$259,711	$1,469,124
Facility operating expense
Retirement Centers	$193,569	$32,873	$160,696
Assisted Living	733,607	108,171	625,436
CCRCs-Rental	196,341	42,826	153,515
Senior housing facility operating expense	$1,123,517	$183,870	$939,647
Cash lease payments	$288,899	$72,053	$216,846

The following table sets forth the number of communities and units disposed of during the six months ended June 30, 2018 and twelve months ended December 31, 2017:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2018	2017
Number of communities
Retirement Centers	10	10
Assisted Living	39	86
CCRCs-Rental	1	12
Total	50	108
Total units
Retirement Centers	1,756	2,078
Assisted Living	3,582	5,858
CCRCs-Rental	236	2,389
Total	5,574	10,325

The results of operations of the 34 communities (3,082 units) for which lease terminations have closed or are expected to close following June 30, 2018 and of the 15 communities (1,489 units) held for sale as of June 30, 2018 are reported in the following segments within the condensed consolidated financial statements: Assisted Living (41 communities; 3,457 units), Retirement Centers (four communities; 581 units), and CCRCs-Rental (four communities; 533 units). The following table sets forth the amounts included within our consolidated financial data for these 49 communities for the six months ended June 30, 2018:

(in thousands)	Amounts Attributable to Planned Dispositions
Resident fees
Retirement Centers	$17,964
Assisted Living	67,464
CCRCs - Rental	11,764
Senior housing resident fees	$97,192
Facility operating expense
Retirement Centers	$10,186
Assisted Living	49,675
CCRCs-Rental	10,834
Senior housing facility operating expense	$70,695
Cash lease payments	$21,504

Program Max Initiative

During the six months ended June 30, 2018, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the six months ended June 30, 2018, we invested $13.4 million on Program Max projects, net of $0.7 million of third party lessor reimbursements. We currently have seven Program Max projects that have been approved, most of which have begun construction and are expected to generate 87 net new units.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax (AMT) and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception in 2018. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change did not have a material effect for the six months ended June 30, 2018 but will impact future tax depreciation deductions and may impact the Company’s valuation allowance. The Company is unable to estimate the impact of this change at this time. For the year ended December 31, 2017, reasonable estimates for our state and local provision were made based on our analysis of tax reform. These provisional amounts were not adjusted in the six months ended June 30, 2018 but may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

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

Summary of Operating Results

The tables below present a summary of our operating results and certain other financial metrics for the three and six months ended June 30, 2018 and 2017 and the amount and percentage of increase or decrease of each applicable item.

	Three Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	Amount	Percent
Total revenues	$1,155.2	$1,186.5	$(31.3)	(2.6)%
Facility operating expense	$627.1	$642.4	$(15.3)	(2.4)%
Net income (loss)	$(165.5)	$(46.3)	$119.2	NM
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(165.5)	$(46.3)	$119.2	NM
Adjusted EBITDA(1)	$142.2	$160.3	$(18.1)	(11.3)%
Net cash provided by operating activities	$60.6	$133.8	$(73.1)	(54.7)%
Adjusted Free Cash Flow(1)	$12.4	$40.6	$(28.2)	(69.6)%

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	Amount	Percent
Total revenues	$2,342.4	$2,403.2	$(60.8)	(2.5)%
Facility operating expense	$1,259.4	$1,316.9	$(57.5)	(4.4)%
Net income (loss)	$(622.7)	$(172.7)	$450.0	NM
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(622.7)	$(172.6)	$450.1	NM
Adjusted EBITDA(1)	$272.2	$358.6	$(86.4)	(24.1)%
Net cash provided by operating activities	$98.6	$200.5	$(101.9)	(50.8)%
Adjusted Free Cash Flow(1)	$17.8	$104.1	$(86.2)	(82.8)%

(1)
Adjusted EBITDA and Adjusted Free Cash Flow are non-GAAP financial measures we use to assess our operating performance and liquidity. See "Non-GAAP Financial Measures" below for important information regarding both measures.

During the six months ended June 30, 2018, total revenues were $2.3 billion, a decrease of $60.8 million, or 2.5%, over our total revenues for the six months ended June 30, 2017. Resident fees for the six months ended June 30, 2018 decreased $148.8 million, or 7.6%, from the six months ended June 30, 2017. Management fees decreased $2.6 million, or 6.7%, from the six months ended June 30, 2017, and reimbursed costs incurred on behalf of managed communities increased $90.5 million, or 21.9%. The decrease in resident fees during the six months ended June 30, 2018 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy at the 758 communities we owned or leased during both full six month periods decreased 110 basis points to 84.6%. The decrease in resident fees at the 758 communities we owned or leased during both full six month periods was partially offset by a 1.0% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year six month period.

During the six months ended June 30, 2018, facility operating expenses were $1.3 billion, a decrease of $57.5 million, or 4.4%, compared to the six months ended June 30, 2017. The decrease in facility operating expenses was primarily due to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period. Facility operating expenses increased $42.1 million, or 4.5%, at the 758 communities we owned or leased during both full six month periods, primarily due to an increase in labor expense arising from wage rate increases.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the six months ended June 30, 2018 was $(622.7) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of $(172.6) million for the six months ended June 30, 2017. Net income (loss) for the six months ended June 30, 2018 was $(622.7) million as compared to net income (loss) of $(172.7) million for the six months ended June 30, 2017. During the six months ended June 30, 2018, our Adjusted EBITDA was $272.2 million, a decrease of 24.1% compared to the six months ended June 30, 2017. The decrease in Adjusted EBITDA is primarily due to increases in community labor expense at the communities operated during both full periods and disposition activity, through asset sales and lease terminations, since the beginning of the prior year period.

During the six months ended June 30, 2018, net cash provided by operating activities was $98.6 million, a decrease of $101.9 million, or 50.8%, over our net cash provided by operating activities for the six months ended June 30, 2017. During the six months ended June 30, 2018, our Adjusted Free Cash Flow was $17.8 million, a decrease of 82.8% when compared to the six months ended June 30, 2017.

Adjusted EBITDA and Adjusted Free Cash Flow include transaction and organizational restructuring costs of $22.2 million for the six months ended June 30, 2018 and transaction and strategic project costs of $11.6 million for the six months ended June 30, 2017.

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

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

As of June 30, 2018 our total operations included 988 communities with a capacity to serve approximately 95,000 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$159,293	$162,248	$(2,955)	(1.8)%
Assisted Living	522,027	547,430	(25,403)	(4.6)%
CCRCs-Rental	104,796	114,202	(9,406)	(8.2)%
Brookdale Ancillary Services	109,853	110,190	(337)	(0.3)%
Total resident fees	895,969	934,070	(38,101)	(4.1)%
Management services (1)	259,231	252,402	6,829	2.7%
Total revenue	1,155,200	1,186,472	(31,272)	(2.6)%
Expense
Facility operating expense
Retirement Centers	94,159	94,951	(792)	(0.8)%
Assisted Living	352,290	360,509	(8,219)	(2.3)%
CCRCs-Rental	80,977	89,858	(8,881)	(9.9)%
Brookdale Ancillary Services	99,650	97,087	2,563	2.6%
Total facility operating expense	627,076	642,405	(15,329)	(2.4)%
General and administrative expense	60,314	67,090	(6,776)	(10.1)%
Transaction costs	2,593	3,339	(746)	(22.3)%
Facility lease expense	81,960	84,690	(2,730)	(3.2)%
Depreciation and amortization	116,116	120,887	(4,771)	(3.9)%
Goodwill and asset impairment	16,103	1,559	14,544	NM
Loss on facility lease termination and modification, net	146,467	6,368	140,099	NM
Costs incurred on behalf of managed communities	242,160	229,960	12,200	5.3%
Total operating expense	1,292,789	1,156,298	136,491	11.8%
Income (loss) from operations	(137,589)	30,174	(167,763)	NM
Interest income	2,941	804	2,137	NM
Interest expense	(73,901)	(76,476)	(2,575)	(3.4)%
Debt modification and extinguishment costs	(9)	(693)	(684)	(98.7)%
Equity in loss of unconsolidated ventures	(1,324)	(4,570)	(3,246)	(71.0)%
Gain (loss) on sale of assets, net	23,322	(547)	23,869	NM
Other non-operating income	5,505	2,236	3,269	146.2%
Income (loss) before income taxes	(181,055)	(49,072)	131,983	NM
Benefit (provision) for income taxes	15,546	2,735	12,811	NM
Net income (loss)	(165,509)	(46,337)	119,172	NM
Net (income) loss attributable to noncontrolling interest	21	50	(29)	(58.0)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(165,488)	$(46,287)	$119,201	NM

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities (period end)	988	1,039	(51)	(4.9)%
Total units operated (2)
Period end	94,885	101,717	(6,832)	(6.7)%
Weighted average	96,764	102,194	(5,430)	(5.3)%
Owned/leased communities units (2)
Period end	61,709	70,263	(8,554)	(12.2)%
Weighted average	66,342	70,833	(4,491)	(6.3)%
Total RevPAR (3)	$4,500	$4,392	$108	2.5%
RevPAR (4)	$3,948	$3,873	$75	1.9%
Owned/leased communities occupancy rate (weighted average)	84.1%	84.6%	(0.5)%	(0.6)%
RevPOR (5)	$4,692	$4,580	$112	2.4%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	75	86	(11)	(12.8)%
Total units (2)
Period end	13,559	16,071	(2,512)	(15.6)%
Weighted average	15,083	16,071	(988)	(6.1)%
RevPAR (4)	$3,520	$3,365	$155	4.6%
Occupancy rate (weighted average)	88.1%	87.3%	0.8%	0.9%
RevPOR (5)	$3,993	$3,857	$136	3.5%
Assisted Living
Number of communities (period end)	645	713	(68)	(9.5)%
Total units (2)
Period end	41,266	46,999	(5,733)	(12.2)%
Weighted average	44,403	47,246	(2,843)	(6.0)%
RevPAR (4)	$3,919	$3,862	$57	1.5%
Occupancy rate (weighted average)	82.9%	83.9%	(1.0)%	(1.2)%
RevPOR (5)	$4,725	$4,602	$123	2.7%
CCRCs-Rental
Number of communities (period end)	28	30	(2)	(6.7)%
Total units (2)
Period end	6,884	7,193	(309)	(4.3)%
Weighted average	6,856	7,516	(660)	(8.8)%
RevPAR (4)	$5,079	$5,028	$51	1.0%
Occupancy rate (weighted average)	83.0%	83.0%	—%	—%
RevPOR (5)	$6,115	$6,063	$52	0.9%
Management Services
Number of communities (period end)	240	210	30	14.3%
Total units (2)
Period end	33,176	31,454	1,722	5.5%
Weighted average	30,422	31,361	(939)	(3.0)%

Occupancy rate (weighted average)	83.6%	84.8%	(1.2)%	(1.4)%
Brookdale Ancillary Services
Home Health average daily census	15,238	14,821	417	2.8%
Hospice average daily census	1,337	1,033	304	29.4%
Outpatient Therapy treatment codes	176,065	190,618	(14,553)	(7.6)%

(1)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

(3)
Total RevPAR, or average monthly resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding entrance fee amortization, for the Company for the period, divided by the weighted average number of available units in the Company's consolidated portfolio for the period, divided by the number of months in the period.

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

Resident Fees

Resident fee revenue decreased $38.1 million, or 4.1%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations of 94 communities, since the beginning of the prior year period. Weighted average occupancy decreased 100 basis points at the 758 communities we owned or leased during both full periods, which reflects the impact of new competition in our markets. The communities disposed of subsequent to the beginning of the prior year period generated $50.0 million of revenue during the current year period compared to $94.5 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 0.9% increase in RevPOR at the 758 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 2.5% compared to the prior year period.

Retirement Centers segment revenue decreased $3.0 million, or 1.8%, primarily due to the impact of dispositions of 12 communities since the beginning of the prior year period, which generated $15.1 million revenue during the current year period compared to $23.0 million of revenue in the prior year period. Retirement Centers segment revenue at the communities we operated during both full periods was $143.7 million during the current year period, an increase of $1.3 million, or 0.9%, over the prior year period, primarily due to a 50 basis point increase in weighted average occupancy and a 0.4% increase in RevPOR at these communities.

Assisted Living segment revenue decreased $25.4 million, or 4.6%, primarily due to the impact of dispositions of 77 communities since the beginning of the prior year period, which generated $34.9 million of revenue during the current year period compared to $60.0 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $501.0 million during the current year period, a decrease of $2.0 million, or 0.4%, over the prior year period, primarily due to a 150 basis point decrease in weighted average occupancy at these communities, partially offset by a 1.4% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $9.4 million, or 8.2%, primarily due to the impact of dispositions of five communities since the beginning of the prior year period, which generated no revenue during the current year period compared to $11.4 million of revenue in the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $90.8 million during the current year period, a decrease of $1.4 million, or 1.5%, over the prior year period, primarily due to a 110 basis point decrease in weighted average occupancy at these communities.

Brookdale Ancillary Services segment revenue decreased $0.3 million, or 0.3%, primarily due to a decline in home health revenue, which was partially offset by an increase in volume for hospice services. For home health in 2018, CMS has implemented a net 0.4% reimbursement reduction, consisting of a 1.0% market basket inflation increase, less a 0.9% reduction to account for industry wide case-mix growth, and the sunset of the rural add-on provision. As a result, we expect our home health reimbursement to be reduced by approximately 0.8% in 2018 compared to 2017.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $6.8 million, or 2.7%, over the prior year period primarily due to the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 under the modified retrospective approach. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $11.3 million for the three months ended June 30, 2018, respectively. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09. Management fees of $17.1 million for 2018 include $0.6 million of management fees attributable to communities for which our management agreements were terminated in 2018 and $3.2 million of management fees attributable to communities for which we expect the terminations of our management agreements to occur during the remainder of 2018.

Facility Operating Expense

Facility operating expense decreased $15.3 million, or 2.4%, over the prior year period. The decrease in facility operating expense is primarily due to disposition activity, through sales and lease terminations, of 94 communities since the beginning of the prior year period, which incurred $31.8 million of facility operating expenses during the current year period compared to $68.7 million of facility operating expenses in the prior year period. These decreases were partially offset by an increase in labor expense at the communities we operated during both full periods, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period.

Retirement Centers segment facility operating expenses decreased $0.8 million, or 0.8%, primarily due to the impact of dispositions of 12 communities since the beginning of the prior year period, which incurred $8.9 million expenses during the current year period compared to $14.4 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Retirement Centers segment facility operating expenses at the communities we operated during both full periods were $83.9 million in the current period, an increase of $2.9 million, or 3.6%, over the prior year period.

Assisted Living segment facility operating expenses decreased $8.2 million, or 2.3%, primarily driven by the impact of dispositions of 77 communities since the beginning of the prior year period, which incurred $22.9 million expenses during the current year period compared to $42.7 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Assisted Living segment facility operating expenses at the communities we operated during both full periods were $336.4 million in the current period, an increase of $11.6 million, or 3.6%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $8.9 million, or 9.9%, primarily driven by the impact of dispositions of five communities since the beginning of the prior year period, which incurred no expenses during the current year period compared to $11.7 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. CCRCs-Rental segment facility operating expenses at the communities we operating during both full periods were $71.4 million in the current period, an increase of $0.6 million, or 0.8%, over the prior year period.

Brookdale Ancillary Services segment operating expenses increased $2.6 million, or 2.6%, primarily due to an increase in labor expense arising from wage rate increases and the expansion of our hospice services.

General and Administrative Expense

General and administrative expense decreased $6.8 million, or 10.1%, over the prior year period primarily due to a decrease in salaries and wages expense as a result of a reduction in corporate associate headcount in the current year.

Transaction Costs

Transaction costs decreased $0.7 million to $2.6 million. Transaction costs in the current year period were primarily related to direct costs related to community leasing activity, including lease terminations and modifications. Transaction costs in the prior year period were primarily related to our assessment of options and alternatives to enhance stockholder value and community disposition activity.

Facility Lease Expense

Facility lease expense decreased $2.7 million, or 3.2%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.8 million, or 3.9%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the current year period, we recorded $16.1 million of non-cash impairment charges. The impairment charges primarily consisted of a $9.2 million decrease in the estimated selling prices of assets held for sale and $6.9 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment. Asset impairment expense in the prior year period was primarily related to property damage at certain communities and the cancellation of certain community expansion and redevelopment projects.

Loss on Facility Lease Termination and Modification, Net

Loss on facility lease termination and modification, net increased $140.1 million primarily due to a $125.7 million loss on the restructuring of community leases with Ventas, a $22.6 million loss on lease termination activity with Welltower, partially offset by a $1.9 million gain on lease termination activity with HCP.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $12.2 million, or 5.3%, primarily due primarily due to the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 under the modified retrospective approach. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $11.3 million for the three months ended June 30, 2018, respectively. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09.

Interest Expense

Interest expense decreased by $2.6 million, or 3.4%, primarily due to capital and financing lease termination activity since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures

Equity in loss of unconsolidated ventures decreased by $3.2 million over the prior year period primarily due to the sale of investments in unconsolidated ventures.
Gain (Loss) on Sale of Assets, Net

Gain (loss) on sale of assets, net increased $23.9 million, primarily due to a $16.9 million gain on sale of our investments in unconsolidated ventures and a $6.5 million gain on sale of three communities during the current year period.

Income Taxes

The difference between the statutory tax rate and the Company's effective tax rates for the three months ended June 30, 2018 and June 30, 2017 reflects a decrease in the Company's federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act. We recorded an aggregate deferred federal, state and local tax benefit of $46.4 million as a result of the operating loss for the three months ended June 30, 2018, which was offset by an increase in the valuation allowance of $30.3 million. The change in the valuation allowance for the three months ended June 30, 2018 is the result of the reversal of future tax liabilities offset by future tax deductions. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2018 and December 31, 2017 was $391.0 million and $336.1 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended June 30, 2018 and June 30, 2017 which are included in provision for income tax for the period. Tax returns for years 2013 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Six Months Ended June 30, 2018 and 2017

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

As of June 30, 2018 our total operations included 988 communities with a capacity to serve approximately 95,000 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$317,690	$334,868	$(17,178)	(5.1)%
Assisted Living	1,054,307	1,137,967	(83,660)	(7.4)%
CCRCs-Rental	209,865	256,000	(46,135)	(18.0)%
Brookdale Ancillary Services	220,373	222,162	(1,789)	(0.8)%
Total resident fees	1,802,235	1,950,997	(148,762)	(7.6)%
Management services (1)	540,199	452,241	87,958	19.4%
Total revenue	2,342,434	2,403,238	(60,804)	(2.5)%
Expense
Facility operating expense
Retirement Centers	188,134	193,569	(5,435)	(2.8)%
Assisted Living	708,032	733,607	(25,575)	(3.5)%
CCRCs-Rental	161,383	196,341	(34,958)	(17.8)%
Brookdale Ancillary Services	201,852	193,430	8,422	4.4%
Total facility operating expense	1,259,401	1,316,947	(57,546)	(4.4)%
General and administrative expense	137,024	132,650	4,374	3.3%
Transaction costs	7,318	10,932	(3,614)	(33.1)%
Facility lease expense	162,360	173,497	(11,137)	(6.4)%
Depreciation and amortization	230,371	248,374	(18,003)	(7.2)%
Goodwill and asset impairment	446,466	22,265	424,201	NM
Loss on facility lease termination and modification, net	146,467	6,368	140,099	NM
Costs incurred on behalf of managed communities	504,447	413,905	90,542	21.9%
Total operating expense	2,893,854	2,324,938	568,916	24.5%
Income (loss) from operations	(551,420)	78,300	(629,720)	NM
Interest income	5,924	1,435	4,489	NM
Interest expense	(146,441)	(169,545)	(23,104)	(13.6)%
Debt modification and extinguishment costs	(44)	(754)	(710)	(94.2)%
Equity in loss of unconsolidated ventures	(5,567)	(3,589)	1,978	55.1%
Gain (loss) on sale of assets, net	66,753	(1,150)	67,903	NM
Other non-operating income	8,091	3,898	4,193	107.6%
Income (loss) before income taxes	(622,704)	(91,405)	531,299	NM
Provision for income taxes	(39)	(81,293)	81,254	100.0%
Net income (loss)	(622,743)	(172,698)	450,045	NM
Net (income) loss attributable to noncontrolling interest	67	107	(40)	(37.4)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(622,676)	$(172,591)	$450,085	NM

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities (period end)	988	1,039	(51)	(4.9)%
Total units operated (2)
Period end	94,885	101,717	(6,832)	(6.7)%
Weighted average	98,510	102,379	(3,869)	(3.8)%
Owned/leased communities units (2)
Period end	61,709	70,263	(8,554)	(12.2)%
Weighted average	66,450	73,848	(7,398)	(10.0)%
Total RevPAR (3)	$4,518	$4,399	$119	2.7%
RevPAR (4)	$3,965	$3,897	$68	1.7%
Owned/leased communities occupancy rate (weighted average)	84.3%	84.9%	(0.6)%	(0.7)%
RevPOR (5)	$4,705	$4,589	$116	2.5%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	75	86	(11)	(12.8)%
Total units (2)
Period end	13,559	16,071	(2,512)	(15.6)%
Weighted average	15,064	16,590	(1,526)	(9.2)%
RevPAR (4)	$3,515	$3,364	$151	4.5%
Occupancy rate (weighted average)	87.9%	87.6%	0.3%	0.3%
RevPOR (5)	$3,998	$3,839	$159	4.1%
Assisted Living
Number of communities (period end)	645	713	(68)	(9.5)%
Total units (2)
Period end	41,266	46,999	(5,733)	(12.2)%
Weighted average	44,588	48,893	(4,305)	(8.8)%
RevPAR (4)	$3,941	$3,879	$62	1.6%
Occupancy rate (weighted average)	83.2%	84.3%	(1.1)%	(1.3)%
RevPOR (5)	$4,738	$4,601	$137	3.0%
CCRCs-Rental
Number of communities (period end)	28	30	(2)	(6.7)%
Total units (2)
Period end	6,884	7,193	(309)	(4.3)%
Weighted average	6,798	8,365	(1,567)	(18.7)%
RevPAR (4)	$5,125	$5,060	$65	1.3%
Occupancy rate (weighted average)	83.5%	83.3%	0.2%	0.2%
RevPOR (5)	$6,137	$6,078	$59	1.0%
Management Services
Number of communities (period end)	240	210	30	14.3%
Total units (2)
Period end	33,176	31,454	1,722	5.5%
Weighted average	32,060	28,531	3,529	12.4%
Occupancy rate (weighted average)	83.9%	85.5%	(1.6)%	(1.9)%

Brookdale Ancillary Services
Home Health average daily census	15,367	15,094	273	1.8%
Hospice average daily census	1,319	977	342	35.0%
Outpatient Therapy treatment codes	343,325	384,471	(41,146)	(10.7)%

(1)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

(3)
Total RevPAR, or average monthly resident fee revenues per available unit, is defined by the Company as resident fee revenues, excluding entrance fee amortization, for the Company for the period, divided by the weighted average number of available units in the Company's consolidated portfolio for the period, divided by the number of months in the period.

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

Resident Fees

Resident fee revenue decreased $148.8 million, or 7.6%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations of 158 communities, since the beginning of the prior year period. Weighted average occupancy decreased 110 basis points at the 758 communities we owned or leased during both full periods, which reflects the impact of new competition in our markets. The communities disposed of subsequent to the beginning of the prior year period generated $109.1 million of revenue during the current year period compared to $259.7 million of revenue in the prior year period. The decrease in resident fee revenue was partially offset by a 1.0% increase in RevPOR at the 758 communities we owned or operated during both full periods compared to the prior year period. Total RevPAR for the consolidated portfolio also increased by 2.7% compared to the prior year period.

Retirement Centers segment revenue decreased $17.2 million, or 5.1%, primarily due to the impact of dispositions of 20 communities since the beginning of the prior year period, which generated $32.3 million of revenue during the current year period compared to $54.7 million of revenue in the prior year period. Retirement Centers segment revenue at the communities we operated during both full periods was $287.6 million during the current year period, an increase of $0.6 million, or 0.2%, over the prior year period, primarily due to a 0.4% increase in RevPOR at these communities.

Assisted Living segment revenue decreased $83.7 million, or 7.4%, primarily due to the impact of dispositions of 125 communities since the beginning of the prior year period, which generated $74.8 million of revenue during the current year period compared to $155.5 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $1,008.0 million during the current year period, a decrease of $5.4 million, or 0.5%, over the prior year period, primarily due to a 160 basis point decrease in weighted average occupancy at these communities, partially offset by a 1.3% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $46.1 million, or 18.0%, primarily due to the impact of dispositions of 13 communities since the beginning of the prior year period, which generated $1.9 million of revenue during the current year period compared to $49.5 million of revenue in the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $183.6 million during the current year period, a decrease of $1.2 million, or 0.7%, over the prior year period, primarily due to a 60 basis point decrease in weighted average occupancy and a 0.5% decrease in RevPAR at these communities.

Brookdale Ancillary Services segment revenue decreased $1.8 million, or 0.8%, primarily due to a decline in home health revenue, which was partially offset by an increase in volume for hospice services. For home health in 2018, CMS has implemented a net 0.4% reimbursement reduction, consisting of a 1.0% market basket inflation increase, less a 0.9% reduction to account for industry wide case-mix growth, and the sunset of the rural add-on provision. As a result, we expect our home health reimbursement to be reduced by approximately 0.8% in 2018 compared to 2017.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $88.0 million, or 19.4%, over the prior year period primarily due to our entry into management agreements with the Blackstone Venture on March 29, 2017. Management fees of $35.8 million for 2018 include $2.3 million of management fees attributable to communities for which our management agreements were terminated in 2018 and $6.5 million of management fees attributable to communities for which we expect the terminations of our management agreements to occur during the remainder of 2018.

Facility Operating Expense

Facility operating expense decreased $57.5 million, or 4.4%, over the prior year period. The decrease in facility operating expense is primarily due to disposition activity, through sales and lease terminations, of 158 communities since the beginning of the prior year period, which incurred $70.2 million of facility operating expenses during the current year period compared to $183.9 million of facility operating expenses in the prior year period. These decreases were partially offset by an increase in labor expense at the communities we operated during both full periods, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period.

Retirement Centers segment facility operating expenses decreased $5.4 million, or 2.8%, primarily due to the impact of dispositions of 20 communities since the beginning of the prior year period, which incurred $19.4 million of expenses during the current year period compared to $32.9 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Retirement Centers segment facility operating expenses at the communities we operated during both full periods were $167.5 million, an increase of $6.1 million, or 3.8%, over the prior year period.

Assisted Living segment facility operating expenses decreased $25.6 million, or 3.5%, primarily driven by the impact of dispositions of 125 communities since the beginning of the prior year period, which incurred $48.6 million of expenses during the current year period compared to $108.2 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Assisted Living segment facility operating expenses at the communities we operated during both full periods were $673.1 million, an increase of $32.7 million, or 5.1%, over the prior year period.

CCRCs-Rental segment facility operating expenses decreased $35.0 million, or 17.8%, primarily driven by the impact of dispositions of 13 communities since the beginning of the prior year period, which incurred $2.3 million of expenses during the current year period compared to $42.8 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. CCRCs-Rental segment facility operating expenses at the communities we operated during both full periods were $142.2 million, an increase of $3.3 million, or 2.4%, over the prior year period.

Brookdale Ancillary Services segment operating expenses increased $8.4 million, or 4.4%, primarily due to an increase in labor costs arising from wage rate increases and the expansion of our hospice services.

General and Administrative Expense

General and administrative expense increased $4.4 million, or 3.3%, over the prior year period primarily due to increased costs associated with organizational restructuring, including severance and retention costs related to our efforts to reduce general and administrative expense and senior leadership changes. During the current year period, general and administrative expense included severance costs and retention costs of $11.1 million and $3.5 million, respectively.

Transaction Costs

Transaction costs decreased $3.6 million to $7.3 million. Transaction costs in the current year period were primarily related to direct costs related to our assessment of options and alternatives to enhance stockholder value and direct costs related to community leasing activity, including lease terminations and modifications. Transaction costs in the prior year period were primarily related to direct costs related to the formation of the Blackstone Venture, our assessment of options and alternatives to enhance stockholder value, and community disposition activity.

Facility Lease Expense

Facility lease expense decreased $11.1 million, or 6.4%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $18.0 million, or 7.2%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the current year period, we recorded $446.5 million of non-cash impairment charges. The impairment charges primarily consisted of $351.7 million of goodwill within the Assisted Living segment, $47.7 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment, $33.4 million for our investments in unconsolidated ventures, and $12.0 million for assets held for sale. Asset impairment expense in the prior year period was primarily related to property damage at certain communities and the cancellation of certain community expansion and redevelopment projects.

During 2018, we identified qualitative indicators of impairment of our goodwill, including a significant decline in our stock price and market capitalization for a sustained period during the three months ended March 31, 2018. As a result, we performed an interim quantitative goodwill impairment test as of March 31, 2018, which included a comparison of the estimated fair value of each reporting unit to which the goodwill has been assigned with the reporting unit's carrying value. In estimating the fair value of the reporting units for purposes of the quantitative goodwill impairment test, we utilized an income approach, which included future cash flow projections that are developed internally. Based on the results of the quantitative goodwill impairment test, we determined that the carrying value of our Assisted Living segment exceeded its estimated fair value by more than the $351.7 million carrying value as of March 31, 2018. As a result, we recorded a non-cash impairment charge of $351.7 million to goodwill within the Assisted Living segment for the three months ended March 31, 2018.

During the six months ended June 30, 2018, we evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets, primarily due to an expectation that certain communities will be disposed of prior to their previously determined useful lives. We compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. As a result, we recorded property, plant and equipment and leasehold intangibles non-cash impairment charges of $47.7 million for the six months ended June 30, 2018, including $41.8 million within the Assisted Living segment.

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

Loss on Facility Lease Termination and Modification, Net

Loss on facility lease termination and modification, net increased $140.1 million primarily due to a $125.7 million loss on the restructuring of community leases with Ventas, a $22.3 million loss on lease termination activity with Welltower, partially offset by a $1.9 million gain on lease termination activity with HCP.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $90.5 million, or 21.9%, primarily due to our entry into management agreements with the Blackstone Venture.

Interest Expense

Interest expense decreased by $23.1 million, or 13.6%, primarily due to capital and financing lease termination activity since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures

Equity in loss of unconsolidated ventures increased by $2.0 million over the prior year period. Equity in loss of unconsolidated ventures of $5.6 million in the current year period includes losses for the Blackstone Venture, which was formed during the prior year period.
Gain (Loss) on Sale of Assets, Net

Gain (loss) on sale of assets, net increased $67.9 million, primarily due to a $59.1 million gain on sale of our investments in unconsolidated ventures and a $8.4 million gain on sale of six communities during the current year period.

Income Taxes

The difference between the statutory tax rate and the Company's effective tax rates for the six months ended June 30, 2018 and June 30, 2017 reflects a decrease in the Company's federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2018, and the non-deductible write-off of goodwill. We recorded an aggregate deferred federal, state and local tax benefit of $55.9 million as a result of the operating loss for the six months ended June 30, 2018, which was offset by an increase in the valuation allowance of $54.9 million. The excess of the increase in the valuation allowance over the deferred federal, state and local benefit for the six months ended June 30, 2018 is the result of the reversal of future tax liabilities offset by future tax deductions. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of June 30, 2018 and December 31, 2017 was $391.0 million and $336.1 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the six months ended June 30, 2018 and June 30, 2017 which are included in provision for income tax for the period. Tax returns for years 2013 through 2016 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2018	2017	Amount	Percent
Net cash provided by operating activities	$98,584	$200,532	$(101,948)	(50.8)%
Net cash provided by (used in) investing activities	11,512	(259,494)	271,006	104.4%
Net cash used in financing activities	(201,980)	(4,186)	197,794	NM
Net increase (decrease) in cash, cash equivalents and restricted cash	(91,884)	(63,148)	(28,736)	(45.5)%
Cash, cash equivalents and restricted cash at beginning of period	282,546	277,322	5,224	1.9%
Cash, cash equivalents and restricted cash at end of period	$190,662	$214,174	$(23,512)	(11.0)%

The decrease in net cash provided by operating activities of $101.9 million was attributable primarily to cash payments to terminate community operating leases during the current year period, an increase in facility operating expenses at the communities operated during both full periods, and the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period.

The change in net cash provided by investing activities of $271.0 million was primarily attributable to sales of $273.3 million of marketable securities during the current year period, our contribution of $179.2 million in connection with the formation of the Blackstone Venture during the prior year period, sales of our interest in equity method investments, and a decrease in net proceeds from the sale of assets. These changes were partially offset by increased acquisition and capital expenditure activity.

The increase in net cash used in financing activities of $197.8 million was primarily attributable to our cash settlement of the aggregate principal amount of the $316.3 million of 2.75% convertible senior notes during June 2018, partially offset by an increase in proceeds from debt compared to the prior year period.

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

We are highly leveraged and have significant debt and lease obligations. As of June 30, 2018, we have two principal corporate-level debt obligations: our $400.0 million secured credit facility and our separate unsecured letter of credit facilities providing for up to $66.2 million of letters of credit in the aggregate. As of June 30, 2018, 93.9%, or $3.5 billion, of our total debt obligations represent non-recourse property-level mortgage financings.

As of June 30, 2018, we had $3.7 billion of debt outstanding excluding capital and financing lease obligations, at a weighted-average interest rate of 4.8%. No balance was drawn on our secured credit facility as of June 30, 2018. As of June 30, 2018, we had $1.1 billion of capital and financing lease obligations and $107.8 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facilities. For the twelve months ending June 30, 2019 we will be required to make approximately $90.6 million and $305.4 million of cash payments in connection with our existing capital and financing leases and our operating leases, respectively.

Total liquidity of $487.0 million as of June 30, 2018 included $126.6 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $116.4 million in the aggregate), $20.0 million of marketable securities, and $340.4 million of availability on our secured credit facility. We are executing on our plan to market in 2018 and sell 28 owned communities, which we believe will generate more than $250 million of proceeds, net of associated debt and transaction costs. However, the closings of the expected sales of assets are subject to our successful marketing of such assets on terms acceptable to us and will be subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals. There can be no assurance that the transactions will close or, if they do, when the actual closings will occur.

As of June 30, 2018, we had $185.0 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, in connection with our portfolio optimization initiative, and to pursue strategic business development opportunities. As of June 30, 2018, the current portion of long-term debt was $250.9 million, which includes the carrying value of $61.3 million of mortgage debt due in January 2019 and $50.2 million of mortgage debt related to 15 communities classified as held for sale as of June 30, 2018.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have seven Program Max projects that have been approved, most of which have begun construction and are expected to generate 87 net new units.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2018 for our consolidated business:

(in millions)	Six Months Ended June 30, 2018
Community-level capital expenditures, net (1)	$67.4
Corporate (2)	22.0
Non-development capital expenditures, net (3)	$89.4

Development capital expenditures, net (4)	13.4
Total capital expenditures, net	$102.8

(1)	Reflects the amount invested, net of lessor reimbursements of $1.8 million.

(2)
Includes $5.9 million of remediation costs at our communities resulting from Hurricanes Harvey and Irma and for the acquisition of emergency power generators at our impacted Florida communities. Amounts exclude reimbursement from our property and casualty insurance policies of approximately $0.9 million.

(3)	Amount is included in Adjusted Free Cash Flow.

(4)	Reflects the amount invested, net of lessor reimbursements of $0.7 million.

We expect our full-year 2018 non-development capital expenditures, net of lessor reimbursements, to be in the range of $170 million to $180 million, and our development capital expenditures, net of lessor reimbursements, to be approximately $40 million.  Our expectations regarding full-year 2018 non-development capital expenditures include up to $25 million for remediation resulting from Hurricanes Harvey and Irma and the acquisition of emergency power generators at certain Florida communities.  Following Hurricane Irma, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our impacted Florida communities must comply with the requirements by January 1, 2019, subject to extension in certain circumstances.  We anticipate that our 2018 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility.

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

As of June 30, 2018, no borrowings were outstanding on the revolving credit facility and $41.7 million of letters of credit were outstanding, resulting in $340.4 million of availability on our secured credit facility. We also had separate unsecured letter of credit facilities of up to $66.2 million in the aggregate as of June 30, 2018. Letters of credit totaling $66.1 million had been issued under these separate facilities as of that date.

Long-Term Leases

As of June 30, 2018, we have 385 communities operated under long-term leases (258 operating leases and 127 capital and financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

For the three months ended June 30, 2018, our cash lease payments for our capital and financing leases and our operating leases were $38.1 million and $87.1 million, respectively. For the six months ended June 30, 2018, our cash lease payments for our capital and financing leases and our operating leases were $78.8 million and $176.7 million, respectively. For the twelve months ending June 30, 2019, we will be required to make approximately $90.6 million and $305.4 million of cash lease payments in connection with our existing capital and financing leases and our operating leases, respectively.

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

As of June 30, 2018, we are in compliance with the financial covenants of our outstanding debt agreements and long-term leases.

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

During the three months ended June 30, 2018, the Company restructured a portfolio of 128 communities leased from Ventas, which included an extension of the initial lease term through December 31, 2025, and the Company terminated the triple net leases with respect to 37 communities leased from Welltower. As a result, the Company's payment obligations decreased $36.4 million, $56.1 million and $9.4 million for the years ending December 31, 2018, 2019, and 2020 and increased $27.6 million, $41.4 million, and $74.1 million for each of the years ending December 31, 2021, 2022, and thereafter, respectively. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information about the Ventas and Welltower transactions.

There were no other material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$(165,509)	$(46,337)	$(622,743)	$(172,698)
(Benefit) provision for income taxes	(15,546)	(2,735)	39	81,293
Equity in loss of unconsolidated ventures	1,324	4,570	5,567	3,589
Debt modification and extinguishment costs	9	693	44	754
(Gain) loss on sale of assets	(23,322)	547	(66,753)	1,150
Other non-operating income	(5,505)	(2,236)	(8,091)	(3,898)
Interest expense	73,901	76,476	146,441	169,545
Interest income	(2,941)	(804)	(5,924)	(1,435)
Income (loss) from operations	(137,589)	30,174	(551,420)	78,300
Depreciation and amortization	116,116	120,887	230,371	248,374
Goodwill and asset impairment	16,103	1,559	446,466	22,265
Loss on facility lease termination and modification, net	146,467	6,368	146,467	6,368
Straight-line lease (income) expense	(2,430)	(3,119)	(8,595)	(6,126)
Amortization of (above) below market lease, net	(1,636)	(1,697)	(3,574)	(3,394)
Amortization of deferred gain	(1,089)	(1,093)	(2,179)	(2,186)
Non-cash stock-based compensation expense	6,269	7,246	14,675	15,020
Adjusted EBITDA (1)	$142,211	$160,325	$272,211	$358,621

(1)
The calculation of Adjusted EBITDA includes transaction and organizational restructuring costs of $5.0 million and $22.2 million for the three and six months ended June 30, 2018, respectively. The calculation of Adjusted EBITDA includes transaction and strategic project costs of $3.9 million and $11.6 million for the three and six months ended June 30, 2017, respectively. Transaction costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs.  Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

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

We adopted ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") on January 1, 2018 and have applied ASU 2016-15 retrospectively for all periods presented. Among other things, ASU 2016-15 provides that debt prepayment and extinguishment costs will be classified within financing activities in the statement of cash flows. We have identified $0.7 million of cash paid for debt modification and extinguishment costs for each of the three and six months ended June 30, 2017, which we have retrospectively classified as cash flows from financing activities, resulting in a corresponding increase to the amount of net cash provided by operating activities for such periods. We did not change our definition of Adjusted Free Cash Flow upon our adoption of ASU 2016-15. Following our adoption of ASU 2016-15, the amount of Adjusted Free Cash Flow increased $0.7 million for each of the three and six months ended June 30, 2017. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2016-15.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net cash provided by operating activities	$60,620	$133,759	$98,584	$200,532
Net cash (used in) provided by investing activities	(79,643)	(59,751)	11,512	(259,494)
Net cash (used in) provided by financing activities	(185,876)	19,375	(201,980)	(4,186)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(204,899)	$93,383	$(91,884)	$(63,148)

Net cash provided by operating activities	$60,620	$133,759	$98,584	$200,532
Changes in operating assets and liabilities	6,076	(40,401)	36,476	8,191
Proceeds from refundable entrance fees, net of refunds	(171)	(652)	52	(1,554)
Lease financing debt amortization	(18,787)	(14,382)	(39,901)	(31,630)
Loss on facility lease termination and modification, net	13,044	—	13,044	—
Distributions from unconsolidated ventures from cumulative share of net earnings	(739)	(453)	(1,147)	(892)
Non-development capital expenditures, net	(47,681)	(38,832)	(89,417)	(73,554)
Property insurance proceeds	—	1,571	156	2,969
Adjusted Free Cash Flow (1)	$12,362	$40,610	$17,847	$104,062

(1) The calculation of Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $5.0 million and $22.2 million for the three and six months ended June 30, 2018, respectively. The calculation of Adjusted Free Cash Flow includes transaction and strategic project costs of $3.9 million and $11.6 million for the three and six months ended June 30, 2017, respectively.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by operating activities of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net cash provided by operating activities	$47,510	$85,867	$97,772	$145,791
Net cash used in investing activities	(15,746)	(26,408)	(30,388)	(1,170,523)
Net cash (used in) provided by financing activities	(29,380)	(37,686)	(52,659)	1,107,373
Net increase in cash, cash equivalents and restricted cash	$2,384	$21,773	$14,725	$82,641

Net cash provided by operating activities	$47,510	$85,867	$97,772	$145,791
Changes in operating assets and liabilities	(13,838)	(16,559)	(12,719)	(14,473)
Proceeds from refundable entrance fees, net of refunds	(3,323)	(5,028)	(10,035)	(9,393)
Non-development capital expenditures, net	(18,867)	(23,739)	(38,928)	(40,766)
Property insurance proceeds	634	834	1,535	1,227
Adjusted Free Cash Flow of unconsolidated ventures	$12,116	$41,375	$37,625	$82,386

Brookdale weighted average ownership percentage	47.9%	19.1%	30.9%	20.2%
Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$5,798	$7,920	$11,622	$16,670

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and marketable securities of $146.6 million as of June 30, 2018, which consisted primarily of cash, money market funds, commercial paper and corporate bonds. Our interest income on cash equivalents and marketable securities is affected by changes in interest rates, market and credit risks. However, our commercial paper and corporate bonds securities have remaining maturities of less than three months and changes in the value of these securities would not be expected to have a material impact on our liquidity or results of operations.

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of June 30, 2018, we had approximately $2.4 billion of long-term fixed rate debt, $1.4 billion of long-term variable rate debt, and $1.1 billion of capital and financing lease obligations. As of June 30, 2018, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.82%.

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of June 30, 2018, $2.4 billion, or 63.6%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of June 30, 2018, $822.8 million, or 22.1%, of our long-term debt, excluding capital and financing lease obligations, is subject to interest rate cap agreements. The remaining $533.6 million, or 14.3%, of our debt is variable rate debt not subject to any interest rate cap or swap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, 500 and 1,000 basis points would have resulted in additional annual interest expense of $13.9 million, $26.6 million, $47.9 million and $75.1 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2018 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
4/1/2018 - 4/30/2018	—	—	—	90,360
5/1/2018 - 5/31/2018	12,685	$7.64	—	90,360
6/1/2018 - 6/30/2018	—	—	—	90,360
Total	12,685	$7.64	—

(1)
Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. No shares were purchased pursuant to the repurchase program during the three months ended June 30, 2018, and approximately $90.4 million remained available under the repurchase program as of June 30, 2018.

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
10.1
Master Lease and Security Agreement dated as of April 26, 2018 by and between certain of the Company's affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors (the "Master Lease").†

10.2	Guaranty of Master Lease dated as of April 26, 2018 by and between the Company and certain of its affiliates named therein and Ventas, Inc. and certain of its affiliates named therein.†

10.3
Amended and Restated Tier I Severance Pay Policy dated April 15, 2018 (incorporated by reference to Exhibit 10.52 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 24, 2018 (File No. 001-32641)).

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

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Lucinda M. Baier
Name:	Lucinda M. Baier
Title:	President and Chief Executive Officer (Principal Executive Officer)
Date:	August 7, 2018