Form 10-Q
period 2018-09-30
Brookdale Senior Living Inc.
filed 2018-11-06
CIK 1332349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 2, 2018, 187,742,979 shares of the registrant's common stock, $0.01 par value, were outstanding (excluding unvested restricted shares).

TABLE OF CONTENTS
BROOKDALE SENIOR LIVING INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock amounts)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$133,664	$222,647
Marketable securities	—	291,796
Restricted cash	41,676	37,189
Accounts receivable, net	130,088	128,961
Assets held for sale	241,854	106,435
Prepaid expenses and other current assets, net	89,432	114,844
Total current assets	636,714	901,872
Property, plant and equipment and leasehold intangibles, net	5,407,130	5,852,145
Restricted cash	24,758	22,710
Investment in unconsolidated ventures	29,984	129,794
Goodwill	154,131	505,783
Other intangible assets, net	59,653	67,977
Other assets, net	182,267	195,168
Total assets	$6,494,637	$7,675,449
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$487,755	$495,413
Current portion of capital and financing lease obligations	15,932	107,088
Trade accounts payable	79,573	91,825
Accrued expenses	320,863	329,966
Refundable entrance fees and deferred revenue	55,892	68,358
Tenant security deposits	2,785	3,126
Total current liabilities	962,800	1,095,776
Long-term debt, less current portion	3,212,286	3,375,324
Capital and financing lease obligations, less current portion	916,986	1,164,466
Deferred liabilities	258,045	224,304
Deferred tax liability	51,560	70,644
Other liabilities	203,112	214,644
Total liabilities	5,604,789	6,145,158
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized at September 30, 2018 and December 31, 2017; 197,107,650 and 194,454,329 shares issued and 193,929,249 and 191,275,928 shares outstanding (including 6,188,595 and 4,770,097 unvested restricted shares), respectively	1,939	1,913
Additional paid-in-capital	4,145,683	4,126,549
Treasury stock, at cost; 3,178,401 shares at September 30, 2018 and December 31, 2017	(56,440)	(56,440)
Accumulated deficit	(3,200,811)	(2,541,294)
Total Brookdale Senior Living Inc. stockholders' equity	890,371	1,530,728
Noncontrolling interest	(523)	(437)
Total equity	889,848	1,530,291
Total liabilities and equity	$6,494,637	$7,675,449

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Resident fees	$840,179	$922,892	$2,642,414	$2,873,889
Management fees	18,528	18,138	54,280	56,474
Reimbursed costs incurred on behalf of managed communities	261,355	236,958	765,802	650,863
Total revenue	1,120,062	1,177,988	3,462,496	3,581,226

Expense
Facility operating expense (excluding depreciation and amortization of $101,527, $105,424, $310,011, and $325,976, respectively)	607,076	650,654	1,866,477	1,967,601
General and administrative expense (including non-cash stock-based compensation expense of $6,035, $7,527, $20,710, and $22,547, respectively)	57,309	63,779	194,333	196,429
Transaction costs	1,487	1,992	8,805	12,924
Facility lease expense	70,392	84,437	232,752	257,934
Depreciation and amortization	110,980	117,649	341,351	366,023
Goodwill and asset impairment	5,500	368,551	451,966	390,816
Loss on facility lease termination and modification, net	2,337	4,938	148,804	11,306
Costs incurred on behalf of managed communities	261,355	236,958	765,802	650,863
Total operating expense	1,116,436	1,528,958	4,010,290	3,853,896
Income (loss) from operations	3,626	(350,970)	(547,794)	(272,670)

Interest income	1,654	1,285	7,578	2,720
Interest expense:
Debt	(46,891)	(44,382)	(141,585)	(126,472)
Capital and financing lease obligations	(20,896)	(31,999)	(66,216)	(114,086)
Amortization of deferred financing costs and debt premium (discount)	(829)	(3,544)	(7,113)	(8,827)
Change in fair value of derivatives	(10)	(74)	(153)	(159)
Debt modification and extinguishment costs	(33)	(11,129)	(77)	(11,883)
Equity in loss of unconsolidated ventures	(1,340)	(6,722)	(6,907)	(10,311)
Gain (loss) on sale of assets, net	9,833	(233)	76,586	(1,383)
Other non-operating income (expense)	(17)	2,621	8,074	6,519
Income (loss) before income taxes	(54,903)	(445,147)	(677,607)	(536,552)
Benefit (provision) for income taxes	17,763	31,218	17,724	(50,075)
Net income (loss)	(37,140)	(413,929)	(659,883)	(586,627)
Net (income) loss attributable to noncontrolling interest	19	44	86	151
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(37,121)	$(413,885)	$(659,797)	$(586,476)

Basic and diluted net income (loss) per share attributable to Brookdale Senior Living Inc. common stockholders	$(0.20)	$(2.22)	$(3.52)	$(3.15)

Weighted average shares used in computing basic and diluted net income (loss) per share	187,675	186,298	187,383	186,068

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended September 30, 2018
(Unaudited, in thousands)

	Common Stock		Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at January 1, 2018	191,276	$1,913	$4,126,549	$(56,440)	$(2,541,294)	$1,530,728	$(437)	$1,530,291
Compensation expense related to restricted stock grants	—	—	20,710	—	—	20,710	—	20,710
Net income (loss)	—	—	—	—	(659,797)	(659,797)	(86)	(659,883)
Issuance of common stock under Associate Stock Purchase Plan	153	1	1,146	—	—	1,147	—	1,147
Restricted stock, net	2,910	29	(29)	—	—	—	—	—
Shares withheld for employee taxes	(410)	(4)	(2,840)	—	—	(2,844)	—	(2,844)
Other, net	—	—	147	—	280	427	—	427
Balances at September 30, 2018	193,929	$1,939	$4,145,683	$(56,440)	$(3,200,811)	$890,371	$(523)	$889,848

See accompanying notes to condensed consolidated financial statements.

BROOKDALE SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(659,883)	$(586,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt modification and extinguishment costs	77	11,883
Depreciation and amortization, net	348,464	374,850
Goodwill and asset impairment	451,966	390,816
Equity in loss of unconsolidated ventures	6,907	10,311
Distributions from unconsolidated ventures from cumulative share of net earnings	2,159	1,365
Amortization of deferred gain	(3,269)	(3,277)
Amortization of entrance fees	(1,220)	(2,457)
Proceeds from deferred entrance fee revenue	2,507	4,519
Deferred income tax (benefit) provision	(19,180)	48,669
Straight-line lease (income) expense	(10,410)	(9,204)
Change in fair value of derivatives	153	159
(Gain) loss on sale of assets, net	(76,586)	1,383
Loss on facility lease termination and modification, net	135,760	11,306
Non-cash stock-based compensation expense	20,710	22,547
Non-cash interest expense on financing lease obligations	9,151	13,960
Amortization of (above) below market lease, net	(4,246)	(5,091)
Non-cash management contract termination fee	(5,649)	—
Other	(154)	(4,699)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,127)	10,765
Prepaid expenses and other assets, net	21,874	23,323
Trade accounts payable and accrued expenses	(43,257)	(21,459)
Tenant refundable fees and security deposits	(341)	(232)
Deferred revenue	(3,898)	1,513
Net cash provided by operating activities	170,508	294,323
Cash Flows from Investing Activities
Change in lease security deposits and lease acquisition deposits, net	(664)	(411)
Sale (purchase) of marketable securities, net	293,273	(246,376)
Additions to property, plant and equipment and leasehold intangibles, net	(169,349)	(140,044)
Acquisition of assets, net of related payables and cash received	(271,771)	(400)
Investment in unconsolidated ventures	(8,946)	(187,600)
Distributions received from unconsolidated ventures	10,782	11,491
Proceeds from sale of assets, net	131,912	34,570
Property insurance proceeds	156	4,430
Other	1,580	962
Net cash used in investing activities	(13,027)	(523,378)
Cash Flows from Financing Activities
Proceeds from debt	279,919	1,293,047
Repayment of debt and capital and financing lease obligations	(501,946)	(958,703)
Proceeds from line of credit	200,000	100,000
Repayment of line of credit	(200,000)	(100,000)
Payment of financing costs, net of related payables	(3,341)	(16,919)
Proceeds from refundable entrance fees, net of refunds	(316)	(2,241)
Payments for lease termination	(12,548)	(552)
Payments of employee taxes for withheld shares	(2,844)	(5,666)
Other	1,147	1,586
Net cash (used in) provided by financing activities	(239,929)	310,552
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,448)	81,497
Cash, cash equivalents and restricted cash at beginning of period	282,546	277,322
Cash, cash equivalents and restricted cash at end of period	$200,098	$358,819

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2018, and for all periods presented. The condensed consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018.

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

Under the Company's senior living residency agreements, which are generally for a term of 30 days to one year, the Company provides senior living services to residents for a stated daily or monthly fee. The Company recognizes revenue for housing services under residency agreements for independent living and assisted living services in accordance with the provisions of ASC 840, Leases ("ASC 840"). The Company recognizes revenue for assisted living care, skilled nursing residency and inpatient therapy services, ancillary services, and personalized health services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company has determined that the senior living services included under the daily or monthly fee have the same timing and pattern of transfer and are a series of distinct services that are considered one performance obligation which is satisfied over time.

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

Gain on Sale of Assets

The Company regularly enters into real estate transactions which may include the disposal of certain communities, including the associated real estate. The Company recognizes income from real estate sales under ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets ("ASC 610-20"). Under ASC 610-20, income is recognized when the transfer of control occurs and the Company applies the five-step model for recognition to determine the amount and timing of income to recognize for all real estate sales.

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

During the nine months ended September 30, 2018 and 2017, the Company reduced its estimate for the amount of expected losses for general liability and professional liability and workers compensation claims, based on recent historical claims experience. The reduction in these accrued reserves decreased facility operating expense by $1.8 million and $9.3 million for the three and nine months ended September 30, 2018, respectively, and by $3.7 million and $9.3 million for the three and nine months ended September 30, 2017, respectively.

Lease Accounting

The Company, as lessee, makes a determination with respect to each of its community leases as to whether each should be accounted for as an operating lease or capital lease. The classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, effective cost of funds, the economic life of the community and certain other terms in the lease agreements. In a business combination, the Company assumes the lease classification previously determined by the prior lessee absent a modification, as determined by ASC 840 in the assumed lease agreement. Payments made under operating leases are accounted for in the Company's condensed consolidated statements of operations as lease expense for actual rent paid plus or minus a straight-line adjustment for estimated minimum lease escalators and amortization of deferred gains in situations where sale-leaseback transactions have occurred.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018 and the changes required by ASU 2016-18 were applied retrospectively to all periods presented. The Company has identified that the inclusion of the change in restricted cash within the retrospective presentation of the statements of cash flows resulted in a $4.6 million and $6.3 million decrease to the amount of net cash used in investing activities for the three and nine months ended September 30, 2017, respectively.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. Among other clarifications on the classification of certain transactions within the statement of cash flows, the amendments in ASU 2016-15 provide that debt prepayment and extinguishment costs will be classified within financing activities within the statement of cash flows. ASU 2016-15 is effective for the Company for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018 and the changes in classification within the statement of cash flows were applied retrospectively to all periods presented. The Company's retrospective application resulted in a $10.6 million and $11.2 million increase to the amount of net cash provided by operating activities and a $10.6 million and $11.2 million decrease to the amount of net cash used in financing activities for the three and nine months ended September 30, 2017, respectively.

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

The Company has determined that there will be a change to the amounts of resident fee revenue and facility operating expense with no net impact to the amount of income from operations, for the impact of implicit price concessions on the estimation of the transaction price. The Company recognized $840.2 million and $2,642.4 million of resident fee revenue and $607.1 million and $1,866.5 million of facility operating expense for the three and nine months ended September 30, 2018, respectively. The impact to resident fee revenue and facility operating expense as a result of applying ASC 606 was a decrease of $2.1 million and $5.2 million for the three and nine months ended September 30, 2018, respectively.

The Company has determined that there will not be any significant change to the annual amount of revenue recognized for management fees under the Company’s community management agreements; however, the Company will recognize an estimated amount of incentive fee revenue earlier during the annual contract period. The Company has determined that there will be a change to the amounts presented for revenue recognized for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities with no net impact to the amount of income from operations, as a result of the combination of all community operations management activities as a single performance obligation for each contract. The Company recognized $261.4 million and $765.8 million of revenue for reimbursed costs incurred on behalf of managed communities and $261.4 million and $765.8 million of reimbursed costs incurred on behalf of managed communities for the three and nine months ended September 30, 2018, respectively, in accordance with ASU 2014-09. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $11.2 million and $34.9 million for the three and nine months ended September 30, 2018, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. Additionally, ASU 2016-02 makes targeted changes to lessor accounting and requires enhanced disclosure of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The Company plans to adopt these lease accounting standards effective January 1, 2019 utilizing a modified retrospective transition method with no adjustments to comparative periods presented. The Company anticipates that the adoption of ASU 2016-02 will result in the recognition of material lease liabilities and right-of use assets on the condensed consolidated balance sheet for its community operating leases, and any previously unrecognized right-of use assets will be reviewed for impairment effective January 1, 2019. The Company is unable to reasonably estimate such amounts at this time.

Upon adoption of ASU 2016-02 and ASU 2018-11, the Company anticipates that it will elect the lessor practical expedient within ASU 2018-11 and will recognize the revenue under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts rather than allocating the consideration and separately recognizing it under ASC 842 and ASC 606. The Company is currently evaluating the impact the adoption of ASU 2018-11 will have on its condensed consolidated financial statements and disclosures.

The Company is monitoring recent accounting standard setting activities of the FASB, and the Company continues to evaluate the impact that the adoption of ASU 2016-02 and ASU 2018-11 will have on its condensed consolidated financial statements and disclosures.

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

During the three and nine months ended September 30, 2018 and 2017, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock, restricted stock units and convertible debt instruments and warrants were antidilutive for each period and were not included in the computation of diluted weighted average shares. The weighted average restricted stock and restricted stock units excluded from the calculations of diluted net loss per share were 6.2 million and 5.3 million for the three months ended September 30, 2018 and 2017, respectively, and 6.5 million and 5.3 million for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018 and 2017, the calculation of diluted weighted average shares excludes the impact of conversion of the principal amount of $316.3 million of the Company's 2.75% convertible senior notes which were repaid in cash at their maturity on June 15, 2018. Refer to Note 9 for more information about the Company's former convertible notes. As of September 30, 2017, the maximum number of shares issuable upon conversion of the notes was approximately 13.8 million (after giving effect to additional make-whole shares issuable upon conversion in connection with the occurrence of certain events). As of September 30, 2017, the maximum number of shares issuable upon conversion of the notes in excess of the amount of principal that would be settled in cash was approximately 3.0 million. In addition, the calculation of diluted weighted average shares excludes the impact of the exercise of warrants to acquire the Company's common stock. As of September 30, 2018 and 2017, the number of shares issuable upon exercise of the warrants was approximately 9.2 million and 10.8 million, respectively.

4.  Acquisitions, Dispositions and Other Significant Transactions

The Company completed sales of six communities and termination of leases on 171 communities during the period from January 1, 2017 through September 30, 2018. For the 104 communities that the Company disposed through sales and lease terminations during the period from July 1, 2017 through September 30, 2018, the Company's condensed consolidated financial statements include resident fee revenue of $15.0 million and $106.9 million, facility operating expenses of $11.2 million and $75.6 million, and cash lease payments of $4.8 million and $30.5 million for the three months ended September 30, 2018 and 2017, respectively. For the 177 communities that the Company disposed through sales and lease terminations during the period from January 1, 2017 through September 30, 2018, the Company's condensed consolidated financial statements include resident fee revenue of $164.3 million and $408.8 million, facility operating expenses of $110.7 million and $287.7 million, and cash lease payments of $55.2 million and $115.3 million for the nine months ended September 30, 2018 and 2017, respectively. The results of operations of the 177 communities were reported in the following segments within the condensed consolidated financial statements prior to their disposition dates: Assisted Living (143 communities), Retirement Centers (20 communities) and CCRCs-Rental (14 communities). Additionally, the Company completed the acquisition of six communities during the nine months ended September 30, 2018 and the results of operations of these communities are reported in the following segments within the condensed consolidated financial statements: Assisted Living (three communities), Retirement Centers (two communities) and CCRCs-Rental (one community).

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

HCP Master Lease Transaction and RIDEA Ventures Restructuring
On November 2, 2017, the Company announced that it had entered into a definitive agreement for a multi-part transaction with HCP, Inc. ("HCP"). As part of such transaction, the Company entered into an Amended and Restated Master Lease and Security Agreement ("HCP Master Lease") with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. The Company and HCP amended and restated triple-net leases covering substantially all of the communities the Company leased from HCP as of November 1, 2017 into the HCP Master Lease. During the nine months ended September 30, 2018, the Company acquired two communities formerly leased for an aggregate purchase price of $35.4 million and leases with respect to 16 communities were terminated, and such communities were removed from the HCP Master Lease. Leases with respect to 17 additional communities were terminated subsequent to September 30, 2018, and such communities were removed from the HCP Master Lease, which completed the terminations of leases on a total of 33 communities as provided in the HCP Master Lease. For communities for which HCP has not transitioned operations and/or management of such communities to a third party, the Company continues to manage such communities on an interim basis. The Company continues to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, the Company received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that the Company may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired the Company's 10% ownership interest in one of the Company's RIDEA ventures with HCP in December 2017 for $32.1 million (for which the Company recognized a $7.2 million gain on sale) and the Company's 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which the Company recognized a $41.7 million gain on sale). The Company provided management services to 59 communities on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, the Company acquired one community for an aggregate purchase price of $32.1 million in January 2018 and three communities for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities. The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for three and 20 such communities were terminated by HCP during the three and nine months ended September 30, 2018, respectively (for which the Company recognized a $0.6 million and $5.6 million non-cash management contract termination gain, respectively), and the Company expects the termination of management agreements on the remaining 17 communities to occur in stages throughout the next six months.

The Company financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of its ownership interest in the unconsolidated ventures. See Note 9 to the condensed consolidated financial statements for more information regarding the non-recourse mortgage financing.

In addition, the Company obtained future annual cash rent reductions and waived management termination fees in the multi-part transaction. As a result of the multi-part transaction, the Company reduced its lease liabilities by $9.7 million for the future annual cash rent reductions and recognized a $9.7 million deferred liability for the consideration received from HCP in advance of the termination of the management agreements for the 37 communities.

As a result of the modification of the remaining lease term for communities subject to capital leases, the Company reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million in 2017. During the nine months ended September 30, 2018, the results and financial position of the 16 communities for which leases were terminated were deconsolidated from the Company prospectively upon termination of the lease obligations. The Company derecognized the $147.8 million carrying value of the assets under financing leases and the $160.8 million carrying value of financing lease obligations for six communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement. The Company recognized a sale for these six communities and recorded a non-cash gain on sale of assets of $6.1 million and $12.6 million for the three and nine months ended September 30, 2018, respectively. Additionally, the Company recognized a non-cash gain on lease termination of $1.8 million for the nine months ended September 30, 2018, for the derecognition of the net carrying value of the Company's assets and liabilities under operating and capital leases at the lease termination date. The terminations of leases for the 17 communities subsequent to September 30, 2018 are anticipated to result in the Company recording a non-cash gain in fiscal 2018 for the amount by which the carrying value of the operating and capital and financing lease obligations for the 17 communities exceed the carrying value of the Company's assets under operating and capital and financing leases at the lease termination date. As of September 30, 2018, the $217.9 million carrying value of the lease obligations for the 17 communities exceed the $185.1 million carrying value of the assets under operating and capital and financing leases by approximately $32.8 million, primarily for 14 communities which were previously subject to sale-leaseback transactions in which the Company was deemed to have continuing involvement for accounting purposes.

The results of operations for the 17 communities that were disposed through lease terminations subsequent to September 30, 2018 are reported within the following segments within the condensed consolidated financial statements: Retirement Centers (three communities), Assisted Living (13 communities), and CCRCs-Rental (one community). With respect to such 17 communities, the Company's condensed consolidated financial statements include resident fee revenue of $14.8 million and $15.1 million, facility operating expenses of $10.7 million and $10.6 million, and cash lease payments of $4.9 million and $5.4 million for the three months ended September 30, 2018 and 2017, respectively. The Company's condensed consolidated financial statements include resident fee revenue of $44.7 million and $46.0 million, facility operating expenses of $32.1 million and $30.7 million, and cash lease payments of $14.6 million and $16.1 million for the nine months ended September 30, 2018 and 2017, respectively.

For the 17 managed communities for which the Company's management may be terminated, the Company's condensed consolidated financial statements include management fees of $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. The Company's condensed consolidated financial statements include management fees of $3.5 million for each of the nine months ended September 30, 2018 and 2017.

Ventas Lease Portfolio Restructuring

On April 26, 2018, the Company entered into several agreements to restructure a portfolio of 128 communities it leased from Ventas, Inc. and certain of its subsidiaries (collectively, "Ventas") as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities leased by the Company from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities. During the three months ended September 30, 2018, the community leases for 17 of such communities were combined into the Ventas Master Lease. The Company and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between the Company and Ventas will be cross-defaulted.

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

The Company estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments is based upon historical and forecasted community cash flows and market data, including a management fee rate of 5% of revenue and a market supported lease coverage ratio. These assumptions are supported by independent market data and considered to be Level 3 measurements within the fair value hierarchy. The Company recognized a $125.7 million non-cash loss on lease modification in the nine months ended September 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to the Company given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018 the Company announced that it had entered into definitive agreements with Welltower Inc. ("Welltower"). The components of the agreements include:

•
Lease Terminations. The Company and Welltower agreed to early termination of the Company's triple-net lease obligations on 37 communities effective June 30, 2018. The two lease portfolios were due to mature in 2028 (27 communities) and 2020 (10 communities). The Company paid Welltower an aggregate lease termination fee of $58.0 million. The Company will continue to manage the foregoing 37 communities on an interim basis until the communities are transitioned to new managers and such communities will be reported in the Management Services segment during such interim period. The Company recognized a $22.6 million loss on lease termination in the nine months ended September 30, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of the Company's assets and liabilities under operating and capital leases at the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow the Company to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, with the Company to receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. The Company agreed to sell its 20% equity interest in its existing Welltower RIDEA venture to Welltower, effective June 30, 2018, for net proceeds of $33.5 million (for which the Company recognized a $14.7 million gain on sale during the nine months ended September 30, 2018). As of September 30, 2018, the Company provided management services to the 15 venture communities and will continue to manage the communities until the communities are transitioned by Welltower to new managers.

The Company also elected not to renew two master leases with Welltower which matured on September 30, 2018 (11 communities). After conclusion of the foregoing lease expirations, the Company continues to operate 74 communities under triple-net leases with Welltower, and the Company's remaining lease agreements with Welltower contain a change of control standard that allows the Company to engage in certain change of control and other transactions without the need to obtain Welltower's consent, subject to the satisfaction of certain conditions.

The results of operations for the 48 communities that have been disposed through lease terminations are reported within the following segments within the condensed consolidated financial statements: Retirement Centers (eight communities), Assisted Living (39 communities) and CCRCs-Rental (one community). With respect to such 48 communities, the Company's condensed consolidated financial statements include resident fee revenue of $12.0 million and $54.7 million, facility operating expenses of $8.8 million and $35.4 million, and cash lease payments of $3.7 million and $18.6 million for the three months ended September 30, 2018 and 2017, respectively. The Company's condensed consolidated financial statements include resident fee revenue of $123.5 million and $166.6 million, facility operating expenses of $80.8 million and $104.6 million, and cash lease payments of $41.4 million and $55.4 million for the nine months ended September 30, 2018 and 2017, respectively. For the 15 former venture communities for which the Company's management may be terminated, the Company's condensed consolidated financial statements include management fees of $1.1 million for each of the three months ended September 30, 2018 and 2017. The Company's condensed consolidated financial statements include management fees of $3.3 million for each of the nine months ended September 30, 2018 and 2017.

Blackstone Venture

On March 29, 2017, the Company and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. The Company had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and the Company contributed its leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund its share of closing costs. As of the formation date, the Company continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture. Two of the communities are managed by a third party for the venture. The results and financial position of the 62 communities for which leases were terminated were deconsolidated from the Company prospectively upon formation of the Blackstone Venture. The Company accounted for the venture under the equity method of accounting.

Initially, the Company determined that the contributed carrying value of the Company's investment was $66.8 million, representing the amount by which the $179.2 million cash contribution exceeded the carrying value of the Company's liabilities under operating, capital and financing leases contributed by the Company net of the carrying value of the assets under such operating, capital and financing leases. However, the Company estimated the fair value of its 15% equity interest in the Blackstone Venture at inception to be $47.1 million. As a result, the Company recorded a $19.7 million charge within goodwill and asset impairment expense for the three months ended March 31, 2017 for the amount of the contributed carrying value in excess of the estimated fair value of the Company's investment. During the three months ended March 31, 2018, the Company recorded a $33.4 million non-cash impairment charge within goodwill and asset impairment expense to reflect the amount by which the carrying value of the investment exceeded the estimated fair value.

Additionally, these transactions related to the Blackstone Venture required the Company to record a significant increase to the Company's existing tax valuation allowance, after considering the change in the Company's future reversal of estimated timing differences resulting from these transactions, primarily due to removing the deferred positions related to the contributed leases. During the three months ended March 31, 2017, the Company recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against its federal and state net operating loss carryforwards and tax credits as the Company anticipates these carryforwards and credits will not be utilized prior to expiration. See Note 13 for more information about the Company's deferred income taxes.

During the third quarter of 2018, leases for the two communities owned by the Blackstone Venture were terminated and the Company sold its 15% equity interest in the Blackstone Venture to Blackstone. The Company paid Blackstone an aggregate fee of $2.0 million to complete the multi-part transaction and recognized a $3.8 million gain on sale of assets during the three months ended September 30, 2018 for the amount by which the net carrying value of the Company's assets and liabilities disposed of exceeded the aggregate transaction cost.

Dispositions of Owned Communities During 2018 and Assets Held for Sale

The Company began 2018 with 15 of its owned communities classified as held for sale as of December 31, 2017. During the nine months ended September 30, 2018, the Company completed the sale of three communities, two of which were not previously included in assets held for sale, for net cash proceeds of $12.8 million and recognized a net gain on sale of assets of $1.9 million. During the three months ended September 30, 2018, the Company entered into agreements to sell 18 additional communities, which are classified as held for sale as of September 30, 2018. The Company completed the disposition of one community on November 1, 2018 and received proceeds of approximately $144 million, net of associated debt and transaction costs. During the three and nine months ended September 30, 2018, the Company recognized $3.0 million and $15.0 million, respectively, of impairment charges related to communities identified as held for sale, primarily due to changes in the estimated fair values.

As of September 30, 2018, 32 communities were classified as held for sale, resulting in $241.9 million being recorded as assets held for sale and $158.6 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. The results of operations of the 32 communities are reported in the following segments within the condensed consolidated financial statements: Retirement Centers (four communities), Assisted Living (26 communities) and CCRCs-Rental (two communities). The 32 communities had resident fee revenue of $26.4 million and $27.0 million and facility operating expenses of $20.0 million and $19.1 million for the three months ended September 30, 2018 and 2017, respectively. The 32 communities had resident fee revenue of $81.1 million and $81.7 million and facility operating expenses of $58.9 million and $56.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

5.  Fair Value Measurements

Marketable Securities

During the nine months ended September 30, 2018, the Company sold $293.3 million of marketable securities. The Company recognized gains of $0.2 million for marketable securities within interest income on the Company's condensed consolidated statements of operations for the three months ended September 30, 2017. The Company recognized gains of $1.4 million and $0.2 million for marketable securities within interest income on the Company's condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively.

Debt

The Company estimates the fair value of its debt using a discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding debt (excluding capital and financing lease obligations) with a carrying value of approximately $3.7 billion and $3.9 billion as of September 30, 2018 and December 31, 2017, respectively. Fair value of the debt approximates carrying value in all periods. The Company's fair value of debt disclosure is classified within Level 2 of the valuation hierarchy.

Goodwill and Asset Impairment Expense

The following is a summary of goodwill and asset impairment expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Goodwill	$—	$205.0	$351.7	$205.0
Property, plant and equipment and leasehold intangibles, net	2.5	149.9	50.2	152.4
Investment in unconsolidated ventures	—	—	33.4	19.7
Other intangible assets, net	—	13.7	1.7	13.7
Assets held for sale (Note 4)	3.0	—	15.0	—
Goodwill and asset impairment	$5.5	$368.6	$452.0	$390.8

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

Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the carrying value of the Company's Assisted Living reporting unit exceeded its estimated fair value by more than the $351.7 million carrying value of goodwill as of March 31, 2018. As a result, the Company recorded a non-cash impairment charge of $351.7 million to goodwill and asset impairment within the Assisted Living operating segment for the three months ended March 31, 2018. Based on the results of the Company's quantitative goodwill impairment test, the Company determined that the estimated fair value of both the Company's Retirement Centers and Brookdale Ancillary Services reporting units exceeded their respective carrying values as of March 31, 2018.

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

Property, Plant and Equipment and Leasehold Intangibles

During the three and nine months ended September 30, 2018 and 2017, the Company evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets primarily due to an expectation that certain communities will be disposed of prior to their previously intended holding periods. As a result of this change in intent, the Company compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over estimated fair value. The estimates of fair values of the property, plant and equipment of these communities were determined based on valuations provided by third-party pricing services and are classified within Level 3 of the valuation hierarchy. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $2.5 million and $149.9 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded property, plant and equipment and leasehold intangibles non-cash impairment charges in its operating results of $50.2 million and $152.4 million for the nine months ended September 30, 2018 and 2017, respectively, primarily within the Assisted Living segment.

Investment in Unconsolidated Ventures

The Company evaluates realization of its investment in ventures accounted for using the equity method if circumstances indicate that the Company's investment is other than temporarily impaired. During the nine months ended September 30, 2018 and 2017, the Company recorded non-cash impairment charges related to investments in unconsolidated ventures of $33.4 million and $19.7 million, respectively. These impairment charges reflect the amount by which the carrying values of the investments exceeded their estimated fair value. Refer to Note 4 for more information about the formation and impairment of the Blackstone Venture during 2017.

6.  Stock-Based Compensation

Grants of restricted shares under the Company's 2014 Omnibus Incentive Plan were as follows:

(share amounts in thousands, except for per share amounts)	Shares Granted	Weighted Average Grant Date Fair Value	Total Value
Three months ended March 31, 2018	3,387	$9.10	$30,823
Three months ended June 30, 2018	169	$7.19	$1,214
Three months ended September 30, 2018	263	$8.99	$2,361

7.  Goodwill and Other Intangible Assets, Net

The following is a summary of the carrying value of goodwill by operating segment.

(in thousands)	Retirement Centers	Assisted Living	Brookdale Ancillary Services	Total
Balance at January 1, 2018	$27,321	$351,652	$126,810	$505,783
Impairment	—	(351,652)	—	(351,652)
Balance at September 30, 2018	$27,321	$—	$126,810	$154,131

Goodwill is tested for impairment annually with a test date of October 1 or sooner if indicators of impairment are present. The Company determined no impairment was necessary for the three months ended September 30, 2018. Factors the Company considers important in its analysis, which could trigger an impairment of such assets, include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and a decline in its market capitalization below net book value. A change in anticipated operating results or the other metrics indicated above could necessitate further analysis of potential impairment at an interval prior to the Company's annual measurement date. Refer to Note 5 for information on impairment expense for goodwill.

The following is a summary of other intangible assets.

	September 30, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$4,738	$—	$4,738
Health care licenses	49,701	—	49,701
Trade names	27,800	(25,650)	2,150
Management contracts	9,610	(6,546)	3,064
Total	$91,849	$(32,196)	$59,653

	December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Community purchase options	$9,533	$—	$9,533
Health care licenses	50,927	—	50,927
Trade names	27,800	(23,714)	4,086
Management contracts	11,360	(7,929)	3,431
Total	$99,620	$(31,643)	$67,977

Amortization expense related to definite-lived intangible assets for the three months ended September 30, 2018 and 2017 was $0.6 million and $0.9 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $2.3 million and $4.8 million, respectively.

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

8.  Property, Plant and Equipment and Leasehold Intangibles, Net

As of September 30, 2018 and December 31, 2017, net property, plant and equipment and leasehold intangibles, which include assets under capital and financing leases, consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Land	$461,734	$449,295
Buildings and improvements	4,952,807	4,923,621
Leasehold improvements	123,765	124,850
Furniture and equipment	1,037,947	1,006,889
Resident and leasehold operating intangibles	522,851	594,748
Construction in progress	47,325	74,678
Assets under capital and financing leases	1,312,908	1,742,384
Property, plant and equipment and leasehold intangibles	8,459,337	8,916,465
Accumulated depreciation and amortization	(3,052,207)	(3,064,320)
Property, plant and equipment and leasehold intangibles, net	$5,407,130	$5,852,145

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

The Company recognized depreciation and amortization expense on its property, plant and equipment and leasehold intangibles of $110.4 million and $116.7 million for the three months ended September 30, 2018 and 2017, respectively, and $339.0 million and $361.2 million for the nine months ended September 30, 2018 and 2017, respectively.

9.  Debt

Long-term Debt and Capital and Financing Lease Obligations

Long-term debt and capital and financing lease obligations consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Mortgage notes payable due 2018 through 2047; weighted average interest rate of 4.76% for the nine months ended September 30, 2018, less debt discount and deferred financing costs of $20.2 million and $16.6 million as of September 30, 2018 and December 31, 2017, respectively (weighted average interest rate of 4.59% in 2017)	$3,633,919	$3,497,762
Capital and financing lease obligations payable through 2032; weighted average interest rate of 8.13% for the nine months ended September 30, 2018 (weighted average interest rate of 6.75% in 2017)	932,918	1,271,554
Convertible notes payable in aggregate principal amount of $316.3 million, less debt discount and deferred financing costs of $6.4 million as of December 31, 2017, interest at 2.75% per annum	—	309,853
Other notes payable, weighted average interest rate of 5.69% for the nine months ended September 30, 2018 (weighted average interest rate of 5.98% in 2017) and maturity dates ranging from 2018 to 2021	66,122	63,122
Total long-term debt and capital and financing lease obligations	4,632,959	5,142,291
Less current portion	503,687	602,501
Total long-term debt and capital and financing lease obligations, less current portion	$4,129,272	$4,539,790

As of September 30, 2018 and December 31, 2017, the current portion of long-term debt within the Company's condensed consolidated financial statements includes $158.6 million and $30.1 million, respectively, of mortgage notes payable secured by assets held for sale. This debt will be either assumed by the prospective purchasers or be repaid with the proceeds from the sales. Refer to Note 4 for more information about the Company's assets held for sale.

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

As of September 30, 2018, no borrowings were outstanding on the revolving credit facility and $41.7 million of letters of credit were outstanding under this credit facility. The Company also had separate unsecured letter of credit facilities of up to $66.2 million in the aggregate as of September 30, 2018. Letters of credit totaling $66.1 million had been issued under these separate facilities as of September 30, 2018.

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

As of September 30, 2018, the Company is in compliance with the financial covenants of its outstanding debt and lease agreements.

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

11.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$198,133	$223,929
Income taxes paid, net of refunds	$1,542	$1,595

Additions to property, plant and equipment and leasehold intangibles, net:
Property, plant and equipment and leasehold intangibles, net	$154,249	$139,734
Trade accounts payable	15,100	310
Net cash paid	$169,349	$140,044
Acquisition of assets, net of related payables and cash received:
Property, plant and equipment and leasehold intangibles, net	$237,563	$—
Other intangible assets, net	(4,345)	400
Capital and financing lease obligations	36,120	—
Other liabilities	2,433	—
Net cash paid	$271,771	$400
Proceeds from sale of assets, net:
Prepaid expenses and other assets, net	$(3,006)	$(14,387)
Assets held for sale	(18,758)	(20,952)
Property, plant and equipment and leasehold intangibles, net	(91,778)	(19,184)
Investments in unconsolidated ventures	(58,179)	(26,301)
Long-term debt	—	7,552
Capital and financing lease obligations	93,514	7,646
Refundable entrance fees and deferred revenue	8,345	30,771
Other liabilities	2,690	39
(Gain) loss on sale of assets, net	(64,740)	1,408
Loss on facility lease termination and modification, net	—	(1,162)
Net cash received	$(131,912)	$(34,570)
Lease termination and modification, net:
Prepaid expenses and other assets, net	$(2,040)	$—
Property, plant and equipment and leasehold intangibles, net	(81,320)	—
Capital and financing lease obligations	58,099	—
Deferred liabilities	67,950	—
Gain on sale of assets, net	(5,761)	—
Loss on facility lease termination and modification, net	22,260	—
Net cash paid (1)	$59,188	$—
Formation of the Blackstone Venture:
Prepaid expenses and other assets	$—	$(8,173)
Property, plant and equipment and leasehold intangibles, net	—	(768,897)
Investments in unconsolidated ventures	—	66,816
Capital and financing lease obligations	—	879,959
Deferred liabilities	—	7,504
Other liabilities	—	1,998
Net cash paid	$—	$179,207

Supplemental Schedule of Non-cash Operating, Investing and Financing Activities:
Assets designated as held for sale:
Prepaid expenses and other assets, net	$(281)	$199
Assets held for sale	162,157	(29,544)
Property, plant and equipment and leasehold intangibles, net	(161,876)	29,345
Net	$—	$—
Lease termination and modification, net:
Prepaid expenses and other assets, net	$(4,783)	$—
Property, plant and equipment and leasehold intangibles, net	(106,264)	—
Capital and financing lease obligations	112,267	—
Deferred liabilities	(122,304)	—
Other liabilities	625	—
Gain on sale of assets, net	(6,085)	—
Loss on facility lease termination and modification, net	126,544	—
Net	$—	$—

(1)
The net cash paid to terminate community leases is presented within the condensed consolidated statement of cash flows based upon the lease classification of the terminated leases. Net cash paid of $46.6 million for the termination of operating leases is presented within net cash provided by operating activities and net cash paid of $12.5 million for the termination of capital and financing leases is presented within net cash used in financing activities for the nine months ended September 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statement of cash flows that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	September 30, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$133,664	$222,647
Restricted cash	41,676	37,189
Long-term restricted cash	24,758	22,710
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$200,098	$282,546

12.  Facility Operating Leases

As of September 30, 2018, the Company operated 366 communities under long-term leases (258 operating leases and 108 capital and financing leases). The substantial majority of the Company's lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

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

As of September 30, 2018, the Company is in compliance with the financial covenants of its long-term leases.

A summary of facility lease expense and the impact of straight-line adjustment and amortization of (above) below market rents and deferred gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cash basis payment	$73,969	$90,303	$250,677	$275,506
Straight-line (income) expense	(1,815)	(3,078)	(10,410)	(9,204)
Amortization of (above) below market lease, net	(672)	(1,697)	(4,246)	(5,091)
Amortization of deferred gain	(1,090)	(1,091)	(3,269)	(3,277)
Facility lease expense	$70,392	$84,437	$232,752	$257,934

13.  Income Taxes

The difference between the statutory tax rate and the Company's effective tax rates for the three and nine months ended September 30, 2018 and September 30, 2017 reflects a decrease in the Company's federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act, the negative tax benefit on the vesting of restricted stock, a direct result of the Company's lower stock price in 2018, and the non-deductible write-off of goodwill.

The valuation allowance during the three and nine months ended September 30, 2018 reflects a reduction in the allowance of $2.7 million and an additional allowance of $52.2 million, respectively, established against the current period operating loss and is reflective of the Company's quarterly calculation of the reversal of existing tax assets and liabilities and the impact of the Company's acquisitions, dispositions, and other significant transactions, including the impact of the Tax Act which allows for the unlimited carryover of net operating losses created in 2018 and beyond.

The increase in the valuation allowance during the nine months ended September 30, 2017 was comprised of multiple components. The increase included $85.0 million related to the removal of future timing differences as a result of the formation of the Blackstone Venture and termination of leases associated therewith. In addition, the Company increased its valuation allowance by $48.5 million upon the adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The $48.5 million offset the increase to the Company's net operating loss carryforward position previously reflected in an additional paid-in capital pool, and accordingly, did not impact the current period income tax position. The remaining change of approximately $86.6 million for the nine months ended September 30, 2017 reflects the allowance established against that period's operating loss.

The Company recorded an aggregate deferred federal, state and local tax benefit of $15.4 million and $71.3 million as a result of the operating loss for the three and nine months ended September 30, 2018, respectively. The benefit for the three months ended September 30, 2018 includes a benefit from a decrease in the valuation allowance of $2.7 million. The benefit for the nine months ended September 30, 2018 was offset by an increase in the valuation allowance of $52.2 million. The change in the valuation allowance for the three and nine months ended September 30, 2018 is the result of the anticipated reversal of future tax liabilities offset by future tax deductions. The Company recorded an aggregate deferred federal, state, and local tax benefit of $91.3 million and $123.0 million as a result of the operating loss for the three and nine months ended September 30, 2017, respectively, which was offset by an increase in the valuation allowance of $59.6 million and $86.6 million, respectively.

The Company evaluates its deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company's valuation allowance as of September 30, 2018 and December 31, 2017 is $388.3 million and $336.1 million, respectively.

For the year ended December 31, 2017, the Company estimated the impact of the Tax Act on state income taxes reflected in its income tax benefit. Reasonable estimates for the Company's state and local provision continue to be made based on the Company's analysis of tax reform. These provisional amounts have not been adjusted for the three and nine months ended September 30, 2018 but may be adjusted in future periods during 2018 when additional information is obtained. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change did not have a material effect for the three and nine months ended September 30, 2018 but will impact future tax depreciation deductions and may impact the Company's valuation allowance. The Company is unable to estimate the future impact of this change at this time. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

The Company recorded interest charges related to its tax contingency reserve for cash tax positions for the three and nine months ended September 30, 2018 and September 30, 2017 which are included in income tax expense or benefit for the period. As of September 30, 2018, tax returns for years 2013 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

14.  Variable Interest Entities

As of September 30, 2018, the Company has an equity interest in an unconsolidated VIE. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting.

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with this VIE are summarized below as of September 30, 2018 (in millions):

VIE Type	Asset Type	Maximum Exposure to Loss	Carrying Value
CCRC Venture opco	Investment in unconsolidated ventures	$23.3	$23.3

As of September 30, 2018, the Company is not required to provide financial support, through a liquidity arrangement or otherwise, to this unconsolidated VIE.

15.  Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by payor source, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details on a reportable segment basis in the table below.

	Three Months Ended September 30, 2018
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$143,963	$464,719	$73,567	$159	$682,408
Government reimbursement	668	18,406	20,901	89,100	129,075
Other third-party payor programs	—	—	9,679	19,017	28,696
Total resident fee revenue	$144,631	$483,125	$104,147	$108,276	$840,179

	Nine Months Ended September 30, 2018
(in thousands)	Retirement Centers	Assisted Living	CCRCs-Rental	Brookdale Ancillary Services	Total
Private pay	$459,875	$1,482,789	$217,680	$585	$2,160,929
Government reimbursement	2,446	54,643	65,986	272,332	395,407
Other third-party payor programs	—	—	30,346	55,732	86,078
Total resident fee revenue	$462,321	$1,537,432	$314,012	$328,649	$2,642,414
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

Resident fee revenue for recurring and routine monthly services is generally billed monthly in advance. Resident fee revenue for standalone or certain ancillary services is generally billed monthly in arrears. Additionally, non-refundable community fees are generally billed and collected in advance or upon move-in of a resident under residency agreements for independent living and assisted living services. Amounts of revenue that are collected from residents in advance are recognized as deferred revenue until the performance obligations are satisfied. The Company had total deferred revenue (included within refundable entrance fees and deferred revenue, deferred liabilities, and other liabilities within the condensed consolidated balance sheets) of $103.6 million and $112.4 million, including $45.8 million and $49.7 million of monthly resident fees billed and received in advance, as of September 30, 2018 and December 31, 2017, respectively. For the nine months ended September 30, 2018, the Company recognized $76.2 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose amounts for remaining performance obligations that have original expected durations of one year or less.

For the three and nine months ended September 30, 2018, the Company recognized $4.5 million and $13.4 million of charges within facility operating expenses within the condensed consolidated statement of operations for additions to the allowance for doubtful accounts.

16.  Segment Information

As of September 30, 2018, the Company has five reportable segments: Retirement Centers; Assisted Living; CCRCs-Rental; Brookdale Ancillary Services; and Management Services. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

The following table sets forth selected segment financial and operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Retirement Centers (1)	$144,631	$161,986	$462,321	$496,854
Assisted Living (1)	483,125	542,227	1,537,432	1,680,194
CCRCs-Rental (1)	104,147	108,075	314,012	364,075
Brookdale Ancillary Services (1)	108,276	110,604	328,649	332,766
Management Services (2)	279,883	255,096	820,082	707,337
	$1,120,062	$1,177,988	$3,462,496	$3,581,226
Segment Operating Income: (3)
Retirement Centers	$57,106	$65,907	$186,662	$207,206
Assisted Living	144,701	173,576	490,976	577,936
CCRCs-Rental	21,809	22,932	70,291	82,591
Brookdale Ancillary Services	9,487	9,823	28,008	38,555
Management Services	18,528	18,138	54,280	56,474
	251,631	290,376	830,217	962,762
General and administrative (including non-cash stock-based compensation expense)	57,309	63,779	194,333	196,429
Transaction costs	1,487	1,992	8,805	12,924
Facility lease expense	70,392	84,437	232,752	257,934
Depreciation and amortization	110,980	117,649	341,351	366,023
Goodwill and asset impairment	5,500	368,551	451,966	390,816
Loss on facility lease termination and modification	2,337	4,938	148,804	11,306
Income (loss) from operations	$3,626	$(350,970)	$(547,794)	$(272,670)

	As of
(in thousands)	September 30, 2018	December 31, 2017
Total assets:
Retirement Centers	$1,295,001	$1,266,076
Assisted Living	3,775,584	4,535,114
CCRCs-Rental	716,815	667,234
Brookdale Ancillary Services	254,781	257,257
Corporate and Management Services	452,456	949,768
	$6,494,637	$7,675,449

(1)	All revenue is earned from external third parties in the United States.

(2)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(3)	Segment operating income is defined as segment revenues less segment facility operating expenses (excluding depreciation and amortization) and costs incurred on behalf of managed communities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements relating to our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their intended effect on our results; our operational, sales, marketing and branding initiatives; our expectations regarding the economy, the senior living industry, senior housing construction, supply and competition, occupancy and pricing and the demand for senior housing; our expectations regarding our revenue, cash flow, operating income, expenses, capital expenditures, including expected levels and reimbursements and the timing thereof, expansion, redevelopment and repositioning opportunities, including Program Max opportunities, and their projected costs, cost savings and synergies, and our liquidity and leverage; our plans and expectations with respect to acquisition, disposition, development, lease restructuring and termination, financing, re-financing and venture transactions and opportunities (including assets held for sale and other pending and planned transactions), including the timing thereof and their effects on our results; our expectations regarding taxes, capital deployment and returns on invested capital, Adjusted EBITDA and Adjusted Free Cash Flow (as those terms are defined in this Quarterly Report on Form 10-Q); our expectations regarding returns to stockholders, the payment of dividends and our evaluation of opportunistically utilizing our existing share repurchase program; our ability to secure financing or repay, replace or extend existing debt at or prior to maturity; our ability to remain in compliance with all of our debt and lease agreements (including the financial covenants contained therein); our expectations regarding changes in government reimbursement programs and their effect on our results; our plans to expand our offering of ancillary services; and our ability to anticipate, manage and address industry trends and their effect on our business. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "could," "would," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "project," "predict," "continue," "plan," "target" or other similar words or expressions. These forward-looking statements are based on certain assumptions and expectations, and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and actual results and performance could differ materially from those projected. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the risk associated with the current global economic situation and its impact upon capital markets and liquidity; changes in governmental reimbursement programs; the risk of overbuilding, new supply and new competition; our inability to extend (or refinance) debt (including our credit and letter of credit facilities) as it matures; the risk that we may not be able to satisfy the conditions precedent to exercising the extension options associated with certain of our debt agreements; events which adversely affect the ability of seniors to afford our resident fees or entrance fees; the conditions of housing markets in certain geographic areas; our ability to generate sufficient cash flow to cover required interest and long-term lease payments and to fund our planned capital projects; risks related to the implementation of our redefined strategy, including initiatives undertaken to execute on our strategic priorities and their effect on our results; the effect of our indebtedness and long-term leases on our liquidity; the effect of our non-compliance with any of our debt or lease agreements (including the financial covenants contained therein) and the risk of lenders or lessors declaring a cross default in the event of our non-compliance with any such agreements; the risk of loss of property pursuant to our mortgage debt and long-term lease obligations; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us; market conditions and capital allocation decisions that may influence our determination from time to time whether to purchase any shares under our existing share repurchase program; our ability to fund any repurchases; our ability to effectively manage our growth; our ability to maintain consistent quality control; delays in obtaining regulatory approvals; the risk that we may not be able to expand, redevelop and reposition our communities in accordance with our plans; our ability to complete acquisition, disposition, lease restructuring and termination, financing, re-financing and venture transactions (including assets held for sale and other pending and planned transactions) on agreed upon terms or at all, including in respect of the satisfaction of closing conditions, the risk that regulatory approvals are not obtained or are subject to unanticipated conditions, and uncertainties as to the timing of closing, and our ability to identify and pursue any such opportunities in the future; our ability to successfully integrate acquisitions; competition for the acquisition of assets; our ability to obtain additional capital on terms acceptable to us; a decrease in the overall demand for senior housing; our vulnerability to economic downturns; acts of nature in certain geographic areas; terminations of our resident agreements and vacancies in the living spaces we lease; early terminations or non-renewal of management agreements; increased competition for skilled personnel; increased wage pressure and union activity; departure of our key officers and potential disruption caused by changes in management; increases in market interest rates; environmental contamination at any of our communities; failure to comply with existing environmental laws; an adverse determination or resolution of complaints filed against us; the cost and difficulty of complying with increasing and evolving regulation; unanticipated costs to comply with legislative or regulatory developments, including requirements to obtain emergency power generators for our communities; as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk

Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in such SEC filings. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements, and we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

As of September 30, 2018, we are the largest operator of senior living communities in the United States based on total capacity, with 961 communities in 46 states and the ability to serve approximately 93,000 residents. We offer our residents access to a full continuum of services across the most attractive sectors of the senior living industry. We operate independent living, assisted living and dementia-care communities and continuing care retirement centers ("CCRCs"). Through our ancillary services programs, we also offer a range of home health, hospice, and outpatient therapy services to residents of many of our communities and to seniors living outside of our communities.

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

Leadership and Our Strategy

During the first quarter of 2018, the Company's Board of Directors made several changes to our key leadership. Effective February 28, 2018, Lucinda M. Baier, who had served as our Chief Financial Officer since 2015, was appointed as our President and Chief Executive Officer and member of the Board of Directors, at which time the employment of our former President and Chief Executive Officer was terminated. In addition, the employment of our former Executive Vice President and Chief Administrative Officer was terminated effective March 9, 2018. Effective September 4, 2018, Steven E. Swain joined the Company as Executive Vice President and Chief Financial Officer, replacing Teresa F. Sparks who had served as interim Chief Financial Officer since March 28, 2018.

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

•
Stockholders. Our stockholders' continued investment in us allows us to advance our mission to our residents and their families. Therefore we believe we must balance our mission with an emphasis on margin. With this strategic priority, we intend to improve RevPAR, Adjusted EBITDA and Adjusted Free Cash Flow over time.

•
Associates. Brookdale's culture is based on servant leadership, and our associates are the key to attracting and caring for residents and creating value for all of our stakeholders. Through this strategic priority, we intend to create a compelling value proposition for our associates in the areas of compensation, leadership, career growth and meaningful work. In 2017, we took the first corrective steps by investing in community leaders, and in 2018 we have extended this plan deeper in the communities.

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

As part of our redefined strategy, we plan to continue to evaluate and, where opportunities arise, pursue lease restructurings, development and acquisition opportunities, including selectively acquiring existing operating companies, senior living communities, and ancillary services companies. Any such restructurings or acquisitions may be pursued on our own, or through investments in ventures. In addition, we intend to continue to evaluate our owned and leased community portfolios for opportunities to dispose of owned communities and terminate leases. As part of this evaluation, during 2018 we have entered into significant lease restructuring and termination transactions with two of our largest lessors. We also continue to execute on our plan to market in 2018 and sell 26 owned communities, 19 of which were under contract for sale and included in assets held for sale as of September 30, 2018. We believe the sale of these owned communities will generate more than $250 million of proceeds, net of associated debt and transaction costs.

Portfolio Optimization Update

During the year ended December 31, 2017, we completed sales of three communities (311 units) and termination of leases on 105 communities (10,014 units), we amended and restated triple-net leases covering substantially all the communities we lease from HCP, Inc. ("HCP") into a master lease, we sold our 10% interest in a RIDEA unconsolidated venture with HCP, and we invested $8.8 million on Program Max projects (an initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous), net of $8.1 million of third party lessor reimbursements.

During the nine months ended September 30, 2018, we completed sales of three communities (310 units) and termination of triple-net leases on 66 communities (7,033 units), we sold our ownership interests in four unconsolidated ventures, we acquired six communities (995 units), and long-term management agreements on 20 communities were terminated. Subsequent to September 30, 2018, leases with respect to 17 additional communities (1,463 units) were terminated.

As of September 30, 2018, 32 owned communities (2,693 units) were classified as held for sale, including 19 communities under contract for sale as part of our plan to market in 2018 and sell 26 owned communities. We completed the disposition of Brookdale Battery Park on November 1, 2018 and received proceeds of approximately $144 million, net of associated debt and transaction costs. We expect to complete the dispositions of the remaining assets classified as held for sale as of September 30, 2018 within the next 12 months. Additionally, we have completed or expect to complete the termination of long-term management agreements on approximately 40 communities (approximately 5,500 units) during the next six months.

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

A summary of the foregoing transactions, and the impact of dispositions on our results of operations, are below.

HCP Master Lease Transaction and RIDEA Ventures Restructuring

On November 2, 2017, we announced that we had entered into a definitive agreement for a multi-part transaction with HCP. As part of such transaction, we entered into an Amended and Restated Master Lease and Security Agreement ("HCP Master Lease") with HCP effective as of November 1, 2017. The components of the multi-part transaction include:

•
Master Lease Transactions. We and HCP amended and restated triple-net leases covering substantially all of the communities we leased from HCP as of November 1, 2017 into the HCP Master Lease. During the nine months ended September 30, 2018, we acquired two communities formerly leased (208 units) for an aggregate purchase price of $35.4 million and leases with respect to 16 communities (1,660 units) were terminated, and such communities were removed from the HCP Master Lease. Pursuant to the HCP Master Lease, leases with respect to 17 additional communities (1,463 units) were terminated subsequent to September 30, 2018, and such communities were removed from the HCP Master Lease, which completed the terminations of leases on a total of 33 communities as provided in the HCP Master Lease. For communities for which HCP has not transitioned operations and/or management of such communities to a third party, we continue to manage such communities on an interim basis. We continue to lease 43 communities pursuant to the terms of the HCP Master Lease, which have the same lease rates and expiration and renewal terms as the applicable prior instruments, except that effective January 1, 2018, we received a $2.5 million annual rent reduction for two communities. The HCP Master Lease also provides that we may engage in certain change in control and other transactions without the need to obtain HCP's consent, subject to the satisfaction of certain conditions.

•
RIDEA Ventures Restructuring. Pursuant to the multi-part transaction agreement, HCP acquired our 10% ownership interest in one of our RIDEA ventures with HCP in December 2017 for $32.1 million (for which we recognized a $7.2 million gain on sale) and our 10% ownership interest in the remaining RIDEA venture with HCP in March 2018 for $62.3 million (for which we recognized a $41.7 million gain on sale). We provided management services to 59 communities (9,585 units) on behalf of the two RIDEA ventures as of November 1, 2017. Pursuant to the multi-part transaction agreement, we acquired one community (137 units) for an aggregate purchase price of $32.1 million in January 2018 and three communities (650 units) for an aggregate purchase price of $207.4 million in April 2018 and retained management of 18 of such communities (3,276 units). The amended and restated management agreements for such 18 communities have a term set to expire in 2030, subject to certain early termination rights. In addition, HCP will be entitled to sell or transition operations and/or management of 37 of such communities. Management agreements for three and 20 such communities (422 and 2,789 units, respectively) were terminated by HCP during the three and nine months ended September 30, 2018 (for which we recognized a $0.6 million and $5.6 million non-cash management contract termination gain, respectively), and we expect the termination of management agreements on the remaining 17 communities (2,733 units) to occur in stages throughout the next six months.

We financed the foregoing community acquisitions with non-recourse mortgage financing and proceeds from the sales of our ownership interest in the unconsolidated ventures. See Note 9 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information regarding the non-recourse first mortgage financing.

In addition, we obtained future annual cash rent reductions and waived management termination fees in the multi-part transaction. As a result of the multi-part transaction, we reduced our lease liabilities by $9.7 million for the future annual cash rent reductions and recognized a $9.7 million deferred liability for the consideration received from HCP in advance of the termination of the management agreements for the 37 communities, and we reduced the carrying value of capital lease obligations and assets under capital leases by $145.6 million. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

Ventas Lease Portfolio Restructuring

On April 26, 2018, we entered into several agreements to restructure a portfolio of 128 communities (10,567 units) we leased from Ventas, Inc. and certain of its subsidiaries (collectively, "Ventas") as of such date, including a Master Lease and Security Agreement (the "Ventas Master Lease"). The Ventas Master Lease amended and restated prior leases comprising an aggregate portfolio of 107 communities (8,459 units) into the Ventas Master Lease. Under the Ventas Master Lease and other agreements entered into on April 26, 2018, the 21 additional communities (2,107 units) leased by us from Ventas pursuant to separate lease agreements have been or will be combined automatically into the Ventas Master Lease upon the first to occur of Ventas' election or the repayment of, or receipt of lender consent with respect to, mortgage debt underlying such communities. During the three months ended September 30, 2018, the community leases for 17 of such communities were combined into the Ventas Master Lease. We and Ventas agreed to observe, perform and enforce such separate leases as if they had been combined into the Ventas Master Lease effective April 26, 2018, to the extent not in conflict with any mortgage debt underlying such communities. The transaction agreements with Ventas further provide that the Ventas Master Lease and certain other agreements between us and Ventas will be cross-defaulted.

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

We estimated the fair value of each of the elements of the restructuring transactions. The fair value of the future lease payments is based upon historical and forecasted community cash flows and market data, including a management fee rate of 5% of revenue and a market supported lease coverage ratio. We recognized a $125.7 million non-cash loss on lease modification in the nine months ended September 30, 2018, primarily for the extensions of the triple-net lease obligations for communities with lease terms that are unfavorable to us given current market conditions on the amendment date in exchange for modifications to the change of control provisions and financial covenant provisions of the community leases.

Welltower Lease and RIDEA Venture Restructuring

On June 27, 2018 we announced that we had entered into definitive agreements with Welltower Inc. ("Welltower"). The components of the agreements include:

•
Lease Terminations. We and Welltower agreed to early termination of our triple-net lease obligations on 37 communities (4,095 units) effective June 30, 2018. The two lease portfolios were due to mature in 2028 (27 communities; 3,175 units) and 2020 (10 communities; 920 units). We paid Welltower an aggregate lease termination fee of $58.0 million. We will continue to manage the foregoing 37 communities on an interim basis until the communities are transitioned to new managers and such communities will be reported in the Management Services segment during such interim period. We recognized a $22.6 million loss on lease termination in the nine months ended September 30, 2018 for the amount by which the aggregate lease termination fee exceeded the net carrying value of our assets and liabilities under operating and capital leases at the lease termination date.

•
Future Lease Terminations. The parties separately agreed to allow us to terminate leases with respect to, and to remove from the remaining Welltower leased portfolio, a number of communities with annual aggregate base rent up to $5.0 million upon Welltower's sale of such communities, and we would receive a corresponding 6.25% rent credit on Welltower's disposition proceeds.

•
RIDEA Restructuring. We agreed to sell our 20% equity interest in our existing Welltower RIDEA venture to Welltower, effective June 30, 2018, for net proceeds of $33.5 million (for which we recognized a $14.7 million gain on sale during the nine months ended September 30, 2018). As of September 30, 2018, we provided management services to the 15 venture communities and will continue to manage the communities until the communities are transitioned by Welltower to new managers.

We also elected not to renew two master leases with Welltower which matured on September 30, 2018 (11 communities; 1,128 units). After conclusion of the foregoing lease expirations, we continue to operate 74 communities (3,688 units) under triple-net leases with Welltower, and our remaining lease agreements with Welltower contain an objective change of control standard that allows us to engage in certain change of control and other transactions without the need to obtain Welltower's consent, subject to the satisfaction of certain conditions. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

Blackstone Venture

On March 29, 2017, we and affiliates of Blackstone Real Estate Advisors VIII L.P. (collectively, "Blackstone") formed a venture (the "Blackstone Venture") that acquired 64 senior housing communities for a purchase price of $1.1 billion. We had previously leased the 64 communities from HCP under long-term lease agreements with a remaining average lease term of approximately 12 years. At the closing, the Blackstone Venture purchased the 64-community portfolio from HCP subject to the existing leases, and we contributed our leasehold interests for 62 communities and a total of $179.2 million in cash to purchase a 15% equity interest in the Blackstone Venture, terminate leases, and fund our share of closing costs. As of the formation date, we continued to operate two of the communities under lease agreements and began managing 60 of the communities on behalf of the venture under a management agreement with the venture.Two of the communities are managed by a third party for the venture. As a result of such transactions, during 2017 we recorded a $19.7 million charge within goodwill and asset impairment expense and recorded a provision for income taxes to establish an additional $85.0 million of valuation allowance against our federal and state net operating loss carryforwards and tax credits as we expect these carryforwards and credits will not be utilized prior to expiration. During the three months ended March 31, 2018, we recorded a $33.4 million non-cash impairment charge within goodwill and asset impairment expense to reflect the amount by which the carrying value of the investment exceeded the estimated fair value.

During the third quarter of 2018, leases for the two communities owned by the Blackstone Venture were terminated and we sold our 15% equity interest in the Blackstone Venture to Blackstone. We paid Blackstone an aggregate fee of $2.0 million to complete the multi-part transaction. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

Dispositions of Owned Communities During 2018 and Assets Held for Sale

During the nine months ended September 30, 2018, we completed the sale of three communities (310 units) for net cash proceeds of $12.8 million. See Note 4 to the condensed consolidated financial statements contained in "Item 1. Financial Statements" for more information.

As of September 30, 2018, 32 communities (2,693 units) were classified as held for sale, resulting in $241.9 million being recorded as assets held for sale and $158.6 million of mortgage debt being included in the current portion of long-term debt within the condensed consolidated balance sheet with respect to such communities. This debt will either be repaid with the proceeds from the sales or be assumed by the prospective purchasers. Among the communities included in assets held for sale as of September 30, 2018 were 19 communities under contract for sale as part of our plan to market in 2018 and sell 26 owned communities. As part of this plan, during the three months ended September 30, 2018, we entered into a definitive agreement to sell Brookdale Battery Park to Ventas, and to manage the community following closing. We completed the disposition of Brookdale Battery Park on November 1, 2018 and received proceeds of approximately $144 million, net of associated debt and transaction costs. Additionally, during the third quarter of 2018, we entered into a definitive agreement to sell 18 communities as part of this plan.

Dispositions of Owned Communities and Other Lease Terminations During 2017

During the year ended December 31, 2017, we completed the sale of three communities (311 units) for net cash proceeds of $8.2 million, and we terminated leases for 43 (4,201 units) communities otherwise than in connection with the transactions with HCP and Blackstone described above (including terminations of leases for 26 communities pursuant to the transactions with HCP announced in November 2016).

Summary of Impact of Dispositions

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 104 communities that we disposed through sales and lease terminations during the period from July 1, 2017 through September 30, 2018 through the respective disposition dates:

	Three Months Ended September 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$144,631	$—	$144,631
Assisted Living	483,125	13,017	470,108
CCRCs-Rental	104,147	1,975	102,172
Senior housing resident fees	$731,903	$14,992	$716,911
Facility operating expense
Retirement Centers	$87,525	$—	$87,525
Assisted Living	338,424	9,732	328,692
CCRCs-Rental	82,338	1,500	80,838
Senior housing facility operating expense	$508,287	$11,232	$497,055
Cash lease payments	$105,530	$4,821	$100,709

	Three Months Ended September 30, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$161,986	$22,933	$139,053
Assisted Living	542,227	74,882	467,345
CCRCs-Rental	108,075	9,107	98,968
Senior housing resident fees	$812,288	$106,922	$705,366
Facility operating expense
Retirement Centers	$96,079	$14,037	$82,042
Assisted Living	368,651	53,211	315,440
CCRCs-Rental	85,143	8,362	76,781
Senior housing facility operating expense	$549,873	$75,610	$474,263
Cash lease payments	$132,989	$30,524	$102,465

The following tables set forth, for the periods indicated, the amounts included within our consolidated financial data for the 177 communities that we disposed through sales and lease terminations during the period from January 1, 2017 through September 30, 2018 through the respective disposition dates:

	Nine Months Ended September 30, 2018
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$462,321	$32,327	$429,994
Assisted Living	1,537,432	124,141	1,413,291
CCRCs-Rental	314,012	7,879	306,133
Senior housing resident fees	$2,313,765	$164,347	$2,149,418
Facility operating expense
Retirement Centers	$275,659	$19,302	$256,357
Assisted Living	1,046,456	84,556	961,900
CCRCs-Rental	243,721	6,836	236,885
Senior housing facility operating expense	$1,565,836	$110,694	$1,455,142
Cash lease payments	$361,013	$55,244	$305,769

	Nine Months Ended September 30, 2017
(in thousands)	Actual Results	Amounts Attributable to Completed Dispositions	Actual Results Less Amounts Attributable to Completed Dispositions
Resident fees
Retirement Centers	$496,854	$77,583	$419,271
Assisted Living	1,680,194	268,496	1,411,698
CCRCs-Rental	364,075	62,758	301,317
Senior housing resident fees	$2,541,123	$408,837	$2,132,286
Facility operating expense
Retirement Centers	$289,648	$46,910	$242,738
Assisted Living	1,102,258	186,591	915,667
CCRCs-Rental	281,484	54,159	227,325
Senior housing facility operating expense	$1,673,390	$287,660	$1,385,730
Cash lease payments	$421,888	$115,294	$306,594

The following table sets forth the number of communities and units disposed of during the nine months ended September 30, 2018 and twelve months ended December 31, 2017:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2018	2017
Number of communities
Retirement Centers	10	10
Assisted Living	57	86
CCRCs-Rental	2	12
Total	69	108
Total units
Retirement Centers	1,756	2,078
Assisted Living	5,201	5,858
CCRCs-Rental	386	2,389
Total	7,343	10,325
The results of operations of the 17 communities (1,463 units) for which lease terminations have closed following September 30, 2018 and of the 32 communities (2,693 units) held for sale as of September 30, 2018 are reported in the following segments within the condensed consolidated financial statements: Assisted Living (39 communities; 2,665 units), Retirement Centers (seven communities; 1,108 units), and CCRCs-Rental (three communities; 383 units). The following table sets forth the amounts included within our consolidated financial data for these 49 communities for the three and nine months ended September 30, 2018:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Resident fees
Retirement Centers	$14,098	$42,643
Assisted Living	23,226	71,558
CCRCs - Rental	3,881	11,686
Senior housing resident fees	$41,205	$125,887
Facility operating expense
Retirement Centers	$8,650	$24,954
Assisted Living	18,117	54,370
CCRCs-Rental	3,945	11,718
Senior housing facility operating expense	$30,712	$91,042
Cash lease payments	$4,862	$14,616
Program Max Initiative

During the nine months ended September 30, 2018, we also made progress on our Program Max initiative under which we expand, renovate, redevelop and reposition certain of our existing communities where economically advantageous. For the nine months ended September 30, 2018, we invested $20.1 million on Program Max projects, net of $1.7 million of third party lessor reimbursements. We currently have seven Program Max projects that have been approved, most of which have begun construction and are expected to generate 91 net new units.

Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law. The Tax Act reformed the United States corporate income tax code, including a reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also eliminated alternative minimum tax (AMT) and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017, and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on the Company until its current net operating losses are either utilized or expired. In addition, the Tax Act limits the annual deductibility of a corporation's net interest expense unless it elects to be exempt from such deductibility limitation under the real property trade or business exception. The Company plans to elect the real property trade or business exception with the 2018 tax return. As such, the Company will be required to apply the alternative depreciation system ("ADS") to all current and future residential real property and qualified improvement property assets. This change did not have a material effect for the nine months ended September 30, 2018 but will impact future tax depreciation deductions and may impact the Company’s valuation allowance. The Company is unable to estimate the impact of this change at this time. For the year ended December 31, 2017, reasonable estimates for our state and local provision were made based on our analysis of tax reform. These provisional amounts were not adjusted in the nine months ended September 30, 2018 but may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform and further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company's state and local income tax returns, state and local net operating losses and corresponding valuation allowances.

Competitive Developments

Beginning in 2016, we experienced an elevated rate of new openings, with significant new competition opening in several of our markets, which adversely affected our occupancy, revenues, and results of operations. We continue to address such competition through pricing initiatives based on the competitive market, current in-place rents and occupancy; focusing on operations, including ensuring high customer satisfaction, protecting key leadership positions and actively engaging district and regional management in community operations; local and national marketing efforts, including leveraging our industry leading name through enhanced digital, direct mail and local community outreach; and community segmentation through which we evaluate current community position relative to competition and reposition if necessary (e.g., price, services, amenities and programming). We expect the elevated rate of new openings to continue to put pressures on our RevPAR growth for the majority of 2019.

Summary of Operating Results

The tables below present a summary of our operating results and certain other financial metrics for the three and nine months ended September 30, 2018 and 2017 and the amount and percentage of increase or decrease of each applicable item.

	Three Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	Amount	Percent
Total revenues	$1,120.1	$1,178.0	$(57.9)	(4.9)%
Facility operating expense	$607.1	$650.7	$(43.6)	(6.7)%
Net income (loss)	$(37.1)	$(413.9)	$(376.8)	(91.0)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(37.1)	$(413.9)	$(376.8)	(91.0)%
Adjusted EBITDA(1)	$124.9	$141.8	$(16.9)	(11.9)%
Net cash provided by operating activities	$71.9	$93.8	$(21.9)	(23.3)%
Adjusted Free Cash Flow(1)	$6.2	$16.4	$(10.2)	(62.3)%

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2018	2017	Amount	Percent
Total revenues	$3,462.5	$3,581.2	$(118.7)	(3.3)%
Facility operating expense	$1,866.5	$1,967.6	$(101.1)	(5.1)%
Net income (loss)	$(659.9)	$(586.6)	$(73.3)	(12.5)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(659.8)	$(586.5)	$(73.3)	(12.5)%
Adjusted EBITDA(1)	$397.1	$500.5	$(103.3)	(20.6)%
Net cash provided by operating activities	$170.5	$294.3	$(123.8)	(42.1)%
Adjusted Free Cash Flow(1)	$24.0	$120.4	$(96.4)	(80.1)%

(1)
Adjusted EBITDA and Adjusted Free Cash Flow are non-GAAP financial measures we use to assess our operating performance and liquidity. See "Non-GAAP Financial Measures" below for important information regarding both measures. As described further below, amounts of Adjusted Free Cash Flow reflect an increase of $10.6 million and $11.2 million for the three and nine months ended September 30, 2017 as a result of our retrospective application of ASU 2016-15.

During the nine months ended September 30, 2018, total revenues were $3.5 billion, a decrease of $118.7 million, or 3.3%, over our total revenues for the nine months ended September 30, 2017. Resident fees for the nine months ended September 30, 2018 decreased $231.5 million, or 8.1%, from the nine months ended September 30, 2017. Management fees decreased $2.2 million, or 3.9%, from the nine months ended September 30, 2017, and reimbursed costs incurred on behalf of managed communities increased $114.9 million, or 17.7%. The decrease in resident fees during the nine months ended September 30, 2018 was primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period. Weighted average occupancy at the 712 communities we owned or leased during both full nine month periods decreased 100 basis points to 84.6%. The decrease in resident fees at the 712 communities we owned or leased during both full nine month periods was partially offset by a 1.0% increase in senior housing average monthly revenue per occupied unit (RevPOR) compared to the prior year nine month period.

During the nine months ended September 30, 2018, facility operating expense was $1.9 billion, a decrease of $101.1 million, or 5.1%, compared to the nine months ended September 30, 2017. The decrease in facility operating expense was primarily due to the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period. Facility operating expense increased $59.4 million, or 4.5%, at the 712 communities we owned or leased during both full nine month periods, primarily due to an increase in labor expense arising from wage rate increases.

Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders for the nine months ended September 30, 2018 was $(659.8) million, compared to net income (loss) attributable to Brookdale Senior Living Inc. common stockholders of $(586.5) million for the nine months ended September 30, 2017. Net income (loss) for the nine months ended September 30, 2018 was $(659.9) million as compared to net income (loss) of $(586.6) million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our Adjusted EBITDA was $397.1 million, a decrease of 20.6% compared to the nine months ended September 30, 2017. The decrease in Adjusted EBITDA is primarily due to increases in community labor expense at the communities operated during both full periods and disposition activity, through asset sales and lease terminations, since the beginning of the prior year period.

During the nine months ended September 30, 2018, net cash provided by operating activities was $170.5 million, a decrease of $123.8 million, or 42.1%, over our net cash provided by operating activities for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our Adjusted Free Cash Flow was $24.0 million, a decrease of 80.1% when compared to the nine months ended September 30, 2017.

Adjusted EBITDA and Adjusted Free Cash Flow include transaction and organizational restructuring costs of $25.4 million for the nine months ended September 30, 2018 and transaction and strategic project costs of $14.5 million for the nine months ended September 30, 2017.

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

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

As of September 30, 2018 our total operations included 961 communities with a capacity to serve approximately 93,000 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$144,631	$161,986	$(17,355)	(10.7)%
Assisted Living	483,125	542,227	(59,102)	(10.9)%
CCRCs-Rental	104,147	108,075	(3,928)	(3.6)%
Brookdale Ancillary Services	108,276	110,604	(2,328)	(2.1)%
Total resident fees	840,179	922,892	(82,713)	(9.0)%
Management services (1)	279,883	255,096	24,787	9.7%
Total revenue	1,120,062	1,177,988	(57,926)	(4.9)%
Expense
Facility operating expense
Retirement Centers	87,525	96,079	(8,554)	(8.9)%
Assisted Living	338,424	368,651	(30,227)	(8.2)%
CCRCs-Rental	82,338	85,143	(2,805)	(3.3)%
Brookdale Ancillary Services	98,789	100,781	(1,992)	(2.0)%
Total facility operating expense	607,076	650,654	(43,578)	(6.7)%
General and administrative expense	57,309	63,779	(6,470)	(10.1)%
Transaction costs	1,487	1,992	(505)	(25.4)%
Facility lease expense	70,392	84,437	(14,045)	(16.6)%
Depreciation and amortization	110,980	117,649	(6,669)	(5.7)%
Goodwill and asset impairment	5,500	368,551	(363,051)	(98.5)%
Loss on facility lease termination and modification, net	2,337	4,938	(2,601)	(52.7)%
Costs incurred on behalf of managed communities	261,355	236,958	24,397	10.3%
Total operating expense	1,116,436	1,528,958	(412,522)	(27.0)%
Income (loss) from operations	3,626	(350,970)	354,596	101.0%
Interest income	1,654	1,285	369	28.7%
Interest expense	(68,626)	(79,999)	(11,373)	(14.2)%
Debt modification and extinguishment costs	(33)	(11,129)	(11,096)	(99.7)%
Equity in loss of unconsolidated ventures	(1,340)	(6,722)	(5,382)	(80.1)%
Gain (loss) on sale of assets, net	9,833	(233)	10,066	NM
Other non-operating income	(17)	2,621	(2,638)	(100.6)%
Income (loss) before income taxes	(54,903)	(445,147)	(390,244)	(87.7)%
Benefit for income taxes	17,763	31,218	(13,455)	(43.1)%
Net income (loss)	(37,140)	(413,929)	(376,789)	(91.0)%
Net (income) loss attributable to noncontrolling interest	19	44	(25)	(56.8)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(37,121)	$(413,885)	$(376,764)	(91.0)%

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities (period end)	961	1,031	(70)	(6.8)%
Total units operated (2)
Period end	92,520	101,202	(8,682)	(8.6)%
Weighted average	93,841	101,529	(7,688)	(7.6)%
Owned/leased communities units (2)
Period end	60,009	69,675	(9,666)	(13.9)%
Weighted average	61,370	70,112	(8,742)	(12.5)%
Total RevPAR (3)	$4,561	$4,386	$175	4.0%
RevPAR (4)	$3,973	$3,860	$113	2.9%
Owned/leased communities occupancy rate (weighted average)	84.2%	84.8%	(0.6)%	(0.7)%
RevPOR (5)	$4,718	$4,552	$166	3.6%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	75	85	(10)	(11.8)%
Total units (2)
Period end	13,550	15,961	(2,411)	(15.1)%
Weighted average	13,553	16,061	(2,508)	(15.6)%
RevPAR (4)	$3,557	$3,362	$195	5.8%
Occupancy rate (weighted average)	89.5%	87.6%	1.9%	2.2%
RevPOR (5)	$3,973	$3,836	$137	3.6%
Assisted Living
Number of communities (period end)	627	705	(78)	(11.1)%
Total units (2)
Period end	39,725	46,520	(6,795)	(14.6)%
Weighted average	40,933	46,858	(5,925)	(12.6)%
RevPAR (4)	$3,934	$3,857	$77	2.0%
Occupancy rate (weighted average)	82.7%	84.2%	(1.5)%	(1.8)%
RevPOR (5)	$4,755	$4,582	$173	3.8%
CCRCs-Rental
Number of communities (period end)	27	30	(3)	(10.0)%
Total units (2)
Period end	6,734	7,194	(460)	(6.4)%
Weighted average	6,884	7,193	(309)	(4.3)%
RevPAR (4)	$5,024	$4,989	$35	0.7%
Occupancy rate (weighted average)	82.6%	82.6%	—%	—%
RevPOR (5)	$6,082	$6,046	$36	0.6%
Management Services
Number of communities (period end)	232	211	21	10.0%
Total units (2)
Period end	32,511	31,527	984	3.1%
Weighted average	32,471	31,417	1,054	3.4%
Occupancy rate (weighted average)	84.0%	84.5%	(0.5)%	(0.6)%

Brookdale Ancillary Services
Home Health average daily census	14,890	14,844	46	0.3%
Hospice average daily census	1,411	1,169	242	20.7%
Outpatient Therapy treatment codes	168,569	178,851	(10,282)	(5.7)%

(1)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

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

(6)	NM - Not meaningful.

Resident Fees

Resident fee revenue decreased $82.7 million, or 9.0%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations of 104 communities, since the beginning of the prior year period, which generated $15.0 million of revenue during the current year period compared to $106.9 million of revenue in the prior year period. The increases to RevPAR and RevPOR for the consolidated portfolio are primarily due to the disposition of communities with lower RevPOR since the beginning of the prior year period. Weighted average occupancy decreased 90 basis points at the 714 communities we owned or leased during both full periods, which reflects the impact of new competition in our markets. RevPAR and RevPOR at the 714 communities we owned or leased during both full periods increased by 0.2% and 1.3%, respectively. Total RevPAR for the consolidated portfolio also increased by 4.0% compared to the prior year period primarily due to fewer weighted average units.

Retirement Centers segment revenue decreased $17.4 million, or 10.7%, primarily due to the impact of dispositions of 12 communities since the beginning of the prior year period, which generated no revenue during the current year period compared to $22.9 million of revenue in the prior year period. Retirement Centers segment revenue at the communities we operated during both full periods was $133.0 million during the current year period, an increase of $1.8 million, or 1.4%, over the prior year period, primarily due to a 140 basis point increase in weighted average occupancy.

Assisted Living segment revenue decreased $59.1 million, or 10.9%, primarily due to the impact of dispositions of 88 communities since the beginning of the prior year period, which generated $13.0 million of revenue during the current year period compared to $74.9 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $463.4 million during the current year period, a decrease of $0.6 million, or 0.1%, over the prior year period, primarily due to a 170 basis point decrease in weighted average occupancy at these communities, partially offset by a 2.0% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $3.9 million, or 3.6%, primarily due to the impact of dispositions of four communities since the beginning of the prior year period, which generated $2.0 million of revenue during the current year period compared to $9.1 million of revenue in the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $90.3 million during the current year period, an increase of $0.2 million, or 0.2%, over the prior year period, primarily due to a 0.7% increase in RevPOR at these communities, partially offset by a 40 basis point decrease in weighted average occupancy at these communities.

Brookdale Ancillary Services segment revenue decreased $2.3 million, or 2.1%, primarily due to a decline in home health revenue and the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") on January 1, 2018 under the modified retrospective approach which resulted in a $1.5 million decrease to resident fee revenue and facility operating expense. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09. These decreases were partially offset by an increase in volume for hospice services. For home health in 2018, CMS has implemented a net 0.4% reimbursement reduction, consisting of a 1.0% market basket inflation increase, less a 0.9% reduction to account for industry wide case-mix growth, and the sunset of the rural add-on provision. As a result, we expect our home health reimbursement to be reduced by approximately 0.8% in 2018 compared to 2017.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $24.8 million, or 9.7%, over the prior year period primarily due to our entry into interim management agreements with HCP and Welltower for communities for which our leases were terminated subsequent to the prior year period. Additionally, Management Services segment revenue increased due to the impact of the adoption of ASU 2014-09 on January 1, 2018 under the modified retrospective approach. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASU 2014-09 was an increase of $11.2 million for the three months ended September 30, 2018. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09. Management fees of $18.5 million for 2018 include $0.4 million of management fees attributable to communities for which our management agreements were terminated in 2018 and approximately $4.7 million of management fees attributable to approximately 90 communities for which we expect the terminations of our management agreements to occur in stages throughout the next six months, including management fee revenue of $2.2 million attributable to communities managed on an interim basis subsequent to lease terminations.

Facility Operating Expense

Facility operating expense decreased $43.6 million, or 6.7%, over the prior year period primarily due to disposition activity, through sales and lease terminations, of 104 communities since the beginning of the prior year period, which incurred $11.2 million of facility operating expense during the current year period compared to $75.6 million of facility operating expense in the prior year period. These decreases were partially offset by an increase in labor expense at the communities we operated during both full periods, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period. We expect that our labor investments will continue into 2019. Facility operating expense included costs related to our responses to hurricanes of $1.5 million in the current year period and $5.4 million in the prior year period.

Retirement Centers segment facility operating expense decreased $8.6 million, or 8.9%, primarily due to the impact of dispositions of 12 communities since the beginning of the prior year period, which incurred no expense during the current year period compared to $14.0 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Retirement Centers segment facility operating expense at the communities we operated during both full periods was $79.5 million in the current period, an increase of $4.1 million, or 5.4%, over the prior year period.

Assisted Living segment facility operating expense decreased $30.2 million, or 8.2%, primarily driven by the impact of dispositions of 88 communities since the beginning of the prior year period, which incurred $9.7 million expense during the current year period compared to $53.2 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Assisted Living segment facility operating expense at the communities we operated during both full periods was $321.4 million in the current period, an increase of $13.3 million, or 4.3%, over the prior year period.

CCRCs-Rental segment facility operating expense decreased $2.8 million, or 3.3%, primarily driven by the impact of dispositions of four communities since the beginning of the prior year period, which incurred $1.5 million expense during the current year period compared to $8.4 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. CCRCs-Rental segment facility operating expense at the communities we operating during both full periods was $72.8 million in the current period, an increase of $3.1 million, or 4.5%, over the prior year period.

Brookdale Ancillary Services segment operating expense decreased $2.0 million, or 2.0%, primarily due to the impact of the adoption of ASU 2014-09 on January 1, 2018 under the modified retrospective approach which resulted in a $1.5 million decrease to resident fee revenue and facility operating expense. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09.

General and Administrative Expense

General and administrative expense decreased $6.5 million, or 10.1%, over the prior year period primarily due to a decrease in salaries and wages expense as a result of a reduction in corporate associate headcount in the current year. During the current year period, general and administrative expense included retention costs of $1.6 million.

Transaction Costs

Transaction costs decreased $0.5 million to $1.5 million. Transaction costs in the current year period were primarily related to direct costs related to community leasing activity, including lease terminations and modifications. Transaction costs in the prior year period were primarily related to our assessment of options and alternatives to enhance stockholder value and community disposition activity.

Facility Lease Expense

Facility lease expense decreased $14.0 million, or 16.6%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $6.7 million, or 5.7%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the current year period, we recorded $5.5 million of non-cash impairment charges. The impairment charges primarily consisted of a $3.0 million decrease in the estimated selling prices of assets held for sale and $2.5 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment. Asset impairment expense in the prior year period was primarily related to goodwill and property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment.

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

Loss on Facility Lease Termination and Modification, Net

Loss on facility lease termination and modification, net decreased $2.6 million primarily due to lease termination activity.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $24.4 million, or 10.3%, primarily due to our entry into interim management agreements with HCP and Welltower for communities for which our leases were terminated subsequent to the prior year period. Additionally, costs incurred on behalf of managed communities increased due to the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 under the modified retrospective approach. The impact to revenue for reimbursed costs incurred on behalf of managed communities and reimbursed costs incurred on behalf of managed communities as a result of applying ASC 606 was an increase of $11.2 million for the three months ended September 30, 2018. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09.

Interest Expense

Interest expense decreased by $11.4 million, or 14.2%, primarily due to capital and financing lease termination activity since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures

Equity in loss of unconsolidated ventures decreased by $5.4 million over the prior year period primarily due to the sale of investments in unconsolidated ventures.
Gain (Loss) on Sale of Assets, Net

Gain (loss) on sale of assets, net increased $10.1 million, primarily due to gains recognized for the termination of financing leases during the current year period.

Income Taxes

The difference between the statutory tax rate and our effective tax rates for the three months ended September 30, 2018 and 2017 reflects a decrease in our federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act. We recorded an aggregate deferred federal, state and local tax benefit of $15.4 million as a result of the operating loss for the three months ended September 30, 2018, and we reduced our valuation allowance in the quarter by $2.7 million. The reduction in the valuation allowance for the three months ended September 30, 2018 is the result of the reversal of future tax liabilities offset by future tax deductions. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2018 and December 31, 2017 was $388.3 million and $336.1 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the three months ended September 30, 2018 and 2017 which are included in provision for income tax for the period. Tax returns for years 2013 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Comparison of Nine Months Ended September 30, 2018 and 2017

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

As of September 30, 2018 our total operations included 961 communities with a capacity to serve approximately 93,000 residents.

(dollars in thousands, except Total RevPAR, RevPAR and RevPOR)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Statement of Operations Data:
Revenue
Resident fees
Retirement Centers	$462,321	$496,854	$(34,533)	(7.0)%
Assisted Living	1,537,432	1,680,194	(142,762)	(8.5)%
CCRCs-Rental	314,012	364,075	(50,063)	(13.8)%
Brookdale Ancillary Services	328,649	332,766	(4,117)	(1.2)%
Total resident fees	2,642,414	2,873,889	(231,475)	(8.1)%
Management services (1)	820,082	707,337	112,745	15.9%
Total revenue	3,462,496	3,581,226	(118,730)	(3.3)%
Expense
Facility operating expense
Retirement Centers	275,659	289,648	(13,989)	(4.8)%
Assisted Living	1,046,456	1,102,258	(55,802)	(5.1)%
CCRCs-Rental	243,721	281,484	(37,763)	(13.4)%
Brookdale Ancillary Services	300,641	294,211	6,430	2.2%
Total facility operating expense	1,866,477	1,967,601	(101,124)	(5.1)%
General and administrative expense	194,333	196,429	(2,096)	(1.1)%
Transaction costs	8,805	12,924	(4,119)	(31.9)%
Facility lease expense	232,752	257,934	(25,182)	(9.8)%
Depreciation and amortization	341,351	366,023	(24,672)	(6.7)%
Goodwill and asset impairment	451,966	390,816	61,150	15.6%
Loss on facility lease termination and modification, net	148,804	11,306	137,498	NM
Costs incurred on behalf of managed communities	765,802	650,863	114,939	17.7%
Total operating expense	4,010,290	3,853,896	156,394	4.1%
Income (loss) from operations	(547,794)	(272,670)	275,124	100.9%
Interest income	7,578	2,720	4,858	178.6%
Interest expense	(215,067)	(249,544)	(34,477)	(13.8)%
Debt modification and extinguishment costs	(77)	(11,883)	(11,806)	(99.4)%
Equity in loss of unconsolidated ventures	(6,907)	(10,311)	(3,404)	(33.0)%
Gain (loss) on sale of assets, net	76,586	(1,383)	77,969	NM
Other non-operating income	8,074	6,519	1,555	23.9%
Income (loss) before income taxes	(677,607)	(536,552)	141,055	26.3%
Benefit (provision) for income taxes	17,724	(50,075)	67,799	NM
Net income (loss)	(659,883)	(586,627)	73,256	12.5%
Net (income) loss attributable to noncontrolling interest	86	151	(65)	(43.0)%
Net income (loss) attributable to Brookdale Senior Living Inc. common stockholders	$(659,797)	$(586,476)	$73,321	12.5%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (6)
Selected Operating and Other Data:
Total number of communities (period end)	961	1,031	(70)	(6.8)%
Total units operated (2)
Period end	92,520	101,202	(8,682)	(8.6)%
Weighted average	96,954	102,096	(5,142)	(5.0)%
Owned/leased communities units (2)
Period end	60,009	69,675	(9,666)	(13.9)%
Weighted average	64,757	72,603	(7,846)	(10.8)%
Total RevPAR (3)	$4,532	$4,394	$138	3.1%
RevPAR (4)	$3,968	$3,885	$83	2.1%
Owned/leased communities occupancy rate (weighted average)	84.3%	84.9%	(0.6)%	(0.7)%
RevPOR (5)	$4,709	$4,577	$132	2.9%
Selected Segment Operating and Other Data:
Retirement Centers
Number of communities (period end)	75	85	(10)	(11.8)%
Total units (2)
Period end	13,550	15,961	(2,411)	(15.1)%
Weighted average	14,561	16,413	(1,852)	(11.3)%
RevPAR (4)	$3,528	$3,364	$164	4.9%
Occupancy rate (weighted average)	88.4%	87.6%	0.8%	0.9%
RevPOR (5)	$3,991	$3,838	$153	4.0%
Assisted Living
Number of communities (period end)	627	705	(78)	(11.1)%
Total units (2)
Period end	39,725	46,520	(6,795)	(14.6)%
Weighted average	43,369	48,215	(4,846)	(10.1)%
RevPAR (4)	$3,939	$3,872	$67	1.7%
Occupancy rate (weighted average)	83.0%	84.3%	(1.3)%	(1.5)%
RevPOR (5)	$4,743	$4,595	$148	3.2%
CCRCs-Rental
Number of communities (period end)	27	30	(3)	(10.0)%
Total units (2)
Period end	6,734	7,194	(460)	(6.4)%
Weighted average	6,827	7,975	(1,148)	(14.4)%
RevPAR (4)	$5,091	$5,038	$53	1.1%
Occupancy rate (weighted average)	83.2%	83.1%	0.1%	0.1%
RevPOR (5)	$6,119	$6,069	$50	0.8%
Management Services
Number of communities (period end)	232	211	21	10.0%
Total units (2)
Period end	32,511	31,527	984	3.1%
Weighted average	32,197	29,493	2,704	9.2%
Occupancy rate (weighted average)	83.9%	85.1%	(1.2)%	(1.4)%

Brookdale Ancillary Services
Home Health average daily census	15,206	15,010	196	1.3%
Hospice average daily census	1,350	1,042	308	29.6%
Outpatient Therapy treatment codes	511,804	563,322	(51,518)	(9.1)%

(1)	Management services segment revenue includes management fees and reimbursements of costs incurred on behalf of managed communities.

(2)	Weighted average units operated represents the average units operated during the period.

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

(6)	NM - Not meaningful.

Resident Fees

Resident fee revenue decreased $231.5 million, or 8.1%, compared to the prior year period primarily due to disposition activity, through sales and lease terminations of 177 communities, since the beginning of the prior year period, which generated $164.3 million of revenue during the current year period compared to $408.8 million of revenue in the prior year period. The increases to RevPAR and RevPOR for the consolidated portfolio are primarily due to the disposition of communities with lower RevPOR since the beginning of the prior year period. Weighted average occupancy decreased 100 basis points at the 712 communities we owned or leased during both full periods, which reflects the impact of new competition in our markets. RevPOR at the 712 communities we owned or operated during the both full periods increased by 1.0%. Total RevPAR for the consolidated portfolio also increased by 3.1% compared to the prior year period primarily due to fewer weighted average units.

Retirement Centers segment revenue decreased $34.5 million, or 7.0%, primarily due to the impact of dispositions of 20 communities since the beginning of the prior year period, which generated $32.3 million of revenue during the current year period compared to $77.6 million of revenue in the prior year period. Retirement Centers segment revenue at the communities we operated during both full periods was $391.7 million during the current year period, an increase of $2.9 million, or 0.7%, over the prior year period, primarily due to an 80 basis point increase in weighted average occupancy at these communities.

Assisted Living segment revenue decreased $142.8 million, or 8.5%, primarily due to the impact of dispositions of 143 communities since the beginning of the prior year period, which generated $124.1 million of revenue during the current year period compared to $268.5 million of revenue in the prior year period. Assisted Living segment revenue at the communities we operated during both full periods was $1,393.3 million during the current year period, a decrease of $6.0 million, or 0.4%, over the prior year period, primarily due to a 160 basis point decrease in weighted average occupancy at these communities, partially offset by a 1.5% increase in RevPOR at these communities.

CCRCs-Rental segment revenue decreased $50.1 million, or 13.8%, primarily due to the impact of dispositions of 14 communities since the beginning of the prior year period, which generated $7.9 million of revenue during the current year period compared to $62.8 million of revenue in the prior year period. CCRCs-Rental segment revenue at the communities we operated during both full periods was $273.9 million during the current year period, a decrease of $1.1 million, or 0.4%, over the prior year period, primarily due to a 50 basis point decrease in weighted average occupancy and a 0.3% decrease in RevPAR at these communities.

Brookdale Ancillary Services segment revenue decreased $4.1 million, or 1.2%, primarily due to a decline in home health revenue and the impact of the adoption of ASU 2014-09 on January 1, 2018 under the modified retrospective approach which resulted in a $4.0 million decrease to resident fee revenue and facility operating expense. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09. These increases were partially offset by an increase in volume for hospice services. For home health in 2018, CMS has implemented a net 0.4% reimbursement reduction, consisting of a 1.0% market basket inflation increase, less a 0.9% reduction to account for industry wide case-mix growth, and the sunset of the rural add-on provision. As a result, we expect our home health reimbursement to be reduced by approximately 0.8% in 2018 compared to 2017.

Management Services Revenue

Management Services segment revenue, including management fees and reimbursed costs incurred on behalf of managed communities, increased $112.7 million, or 15.9%, over the prior year period primarily due to our entry into management agreements with the Blackstone Venture on March 29, 2017. Management fees of $54.3 million for 2018 include $3.8 million of management fees attributable to communities for which our management agreements were terminated in 2018 and approximately $10.5 million of management fees attributable to approximately 90 communities for which we expect the terminations of our management agreements to occur in stages throughout the next six months, including management fee revenue of $2.8 million attributable to communities managed on an interim basis subsequent to lease terminations.

Facility Operating Expense

Facility operating expense decreased $101.1 million, or 5.1%, over the prior year period primarily due to disposition activity, through sales and lease terminations, of 177 communities since the beginning of the prior year period, which incurred $110.7 million of facility operating expense during the current year period compared to $287.7 million of facility operating expense in the prior year period. These decreases were partially offset by an increase in labor expense at the communities we operated during both full periods, reflecting the impact of our investment in salaries and benefits and a tight labor market during the current year period. We expect that our labor investments will continue into 2019. Facility operating expense included costs related to our responses to hurricanes of $1.5 million in the current year period and $5.4 million in the prior year period.

Retirement Centers segment facility operating expense decreased $14.0 million, or 4.8%, primarily due to the impact of dispositions of 20 communities since the beginning of the prior year period, which incurred $19.3 million of expense during the current year period compared to $46.9 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Retirement Centers segment facility operating expense at the communities we operated during both full periods was $230.2 million, an increase of $9.4 million, or 4.3%, over the prior year period.

Assisted Living segment facility operating expense decreased $55.8 million, or 5.1%, primarily driven by the impact of dispositions of 143 communities since the beginning of the prior year period, which incurred $84.6 million of expense during the current year period compared to $186.6 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. Assisted Living segment facility operating expense at the communities we operated during both full periods was $942.8 million, an increase of $43.6 million, or 4.8%, over the prior year period.

CCRCs-Rental segment facility operating expense decreased $37.8 million, or 13.4%, primarily driven by the impact of dispositions of 14 communities since the beginning of the prior year period, which incurred $6.8 million of expense during the current year period compared to $54.2 million in the prior year period. This decrease was partially offset by an increase in labor expense at the communities we operated during both full periods. CCRCs-Rental segment facility operating expense at the communities we operated during both full periods was $215.1 million, an increase of $6.4 million, or 3.1%, over the prior year period.

Brookdale Ancillary Services segment operating expense increased $6.4 million, or 2.2%, primarily due to an increase in labor costs arising from wage rate increases and the expansion of our hospice services. The increase was partially offset by the impact of the adoption of ASU 2014-09 on January 1, 2018 under the modified retrospective approach which resulted in a $4.0 million decrease to resident fee revenue and facility operating expense. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2014-09.

General and Administrative Expense

General and administrative expense decreased $2.1 million, or 1.1%, over the prior year period primarily due to a decrease in salaries and wages expense as a result of a reduction in corporate associate headcount in the current year. During the current year period, general and administrative expense included severance costs and retention costs of $11.2 million and $5.1 million, respectively.

Transaction Costs

Transaction costs decreased $4.1 million to $8.8 million. Transaction costs in the current year period were primarily related to direct costs related to our assessment of options and alternatives to enhance stockholder value and direct costs related to community leasing activity, including lease terminations and modifications. Transaction costs in the prior year period were primarily related to direct costs related to the formation of the Blackstone Venture, our assessment of options and alternatives to enhance stockholder value, and community disposition activity.

Facility Lease Expense

Facility lease expense decreased $25.2 million, or 9.8%, primarily due to lease termination activity since the beginning of the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased $24.7 million, or 6.7%, primarily due to disposition activity, through sales and lease terminations, since the beginning of the prior year period.

Goodwill and Asset Impairment

During the current year period, we recorded $452.0 million of non-cash impairment charges. The impairment charges primarily consisted of $351.7 million of goodwill within the Assisted Living segment, $50.2 million of property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment, $33.4 million for our investments in unconsolidated ventures, and $15.0 million for assets held for sale. Asset impairment expense in the prior year period was primarily related to goodwill and property, plant and equipment and leasehold intangibles for certain communities, primarily in the Assisted Living segment.

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

During the nine months ended September 30, 2018, we evaluated property, plant and equipment and leasehold intangibles for impairment and identified properties with a carrying value of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets, primarily due to an expectation that certain communities will be disposed of prior to their previously determined useful lives. We compared the estimated fair value of the assets to their carrying value for these identified properties and recorded an impairment charge for the excess of carrying value over fair value. As a result, we recorded property, plant and equipment and leasehold intangibles non-cash impairment charges of $50.2 million for the nine months ended September 30, 2018, including $43.6 million within the Assisted Living segment.

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

Loss on Facility Lease Termination and Modification, Net

Loss on facility lease termination and modification, net increased $137.5 million primarily due to a $125.7 million loss on the restructuring of community leases with Ventas, and a $24.9 million loss on lease termination activity with Welltower, partially offset by a $1.8 million gain on lease termination activity with HCP.

Costs Incurred on Behalf of Managed Communities

Costs incurred on behalf of managed communities increased $114.9 million, or 17.7%, primarily due to our entry into management agreements with the Blackstone Venture and the transition of communities previously leased from HCP and Welltower into the management services segment.

Interest Expense

Interest expense decreased by $34.5 million, or 13.8%, primarily due to capital and financing lease termination activity since the beginning of the prior year period.

Equity in Loss of Unconsolidated Ventures

Equity in loss of unconsolidated ventures decreased by $3.4 million over the prior year period primarily due to the sale of investments in unconsolidated ventures.
Gain (Loss) on Sale of Assets, Net

Gain (loss) on sale of assets, net increased $78.0 million, primarily due to gains recognized for the termination of financing leases during the current year period.

Income Taxes

The difference between the statutory tax rate and our effective tax rates for the nine months ended September 30, 2018 and 2017 reflects a decrease in our federal statutory tax rate from 35% to 21% as a result of the Tax Act and a decrease in the valuation allowance recorded in 2018 as compared to 2017. These decreases were offset by the elimination of deductibility for qualified performance-based compensation of covered employees in 2018 as a result of the Tax Act, the negative tax benefit on the vesting of restricted stock, a direct result of our lower stock price in 2018, and the non-deductible write-off of goodwill. We recorded an aggregate deferred federal, state and local tax benefit of $71.3 million as a result of the operating loss for the nine months ended September 30, 2018, which was offset by an increase in the valuation allowance of $52.2 million. The excess of the increase in the valuation allowance over the deferred federal, state and local benefit for the nine months ended September 30, 2018 is the result of the reversal of future tax liabilities offset by future tax deductions. We evaluate our deferred tax assets each quarter to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. Our valuation allowance as of September 30, 2018 and December 31, 2017 was $388.3 million and $336.1 million, respectively.

We recorded interest charges related to our tax contingency reserve for cash tax positions for the nine months ended September 30, 2018 and 2017 which are included in provision for income tax for the period. Tax returns for years 2013 through 2017 are subject to future examination by tax authorities. In addition, the net operating losses from prior years are subject to adjustment under examination.

Liquidity and Capital Resources

The following is a summary of cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2018	2017	Amount	Percent
Net cash provided by operating activities	$170,508	$294,323	$(123,815)	(42.1)%
Net cash used in investing activities	(13,027)	(523,378)	(510,351)	(97.5)%
Net cash (used in) provided by financing activities	(239,929)	310,552	(550,481)	NM
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,448)	81,497	(163,945)	NM
Cash, cash equivalents and restricted cash at beginning of period	282,546	277,322	5,224	1.9%
Cash, cash equivalents and restricted cash at end of period	$200,098	$358,819	$(158,721)	(44.2)%

The decrease in net cash provided by operating activities of $123.8 million was attributable primarily to cash payments to terminate community operating leases during the current year period, an increase in facility operating expenses at the communities operated during both full periods, and the impact of disposition activity, through sales and lease terminations, since the beginning of the prior year period.

The decrease in net cash used in investing activities of $510.4 million was primarily attributable to sales of $293.3 million of marketable securities during the current year period, our contribution of $179.2 million in connection with the formation of the Blackstone Venture during the prior year period, sales of our interest in equity method investments, and a decrease in net proceeds from the sale of assets. These changes were partially offset by increased acquisition and capital expenditure activity.

The change in net cash (used in) provided by financing activities of $(550.5) million was primarily attributable to our cash settlement of the aggregate principal amount of the $316.3 million of 2.75% convertible senior notes during June 2018 and a decrease in proceeds from debt compared to the prior year period.

Our principal sources of liquidity have historically been from:

•	cash balances on hand, cash equivalents and marketable securities;

•	cash flows from operations;

•	proceeds from our credit facilities;

•	funds generated through unconsolidated venture arrangements;

•	proceeds from mortgage financing, refinancing of various assets or sale-leaseback transactions;

•	funds raised in the debt or equity markets; and

•	proceeds from the disposition of assets.

Over the longer-term, we expect to continue to fund our business through these principal sources of liquidity.

Our liquidity requirements have historically arisen from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service and lease payments;

•	acquisition consideration and transaction and integration costs (including lease restructuring costs);

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our current communities and the development of new communities;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs:

•	purchases of common stock under our share repurchase authorizations;

•	other corporate initiatives (including integration, information systems, branding and other strategic projects); and

•	prior to 2009, dividend payments.

Over the near-term, we expect that our liquidity requirements will primarily arise from:

•	working capital;

•	operating costs such as employee compensation and related benefits, severance costs, general and administrative expense and supply costs;

•	debt service and lease payments;

•	acquisition consideration and transaction costs;

•	capital expenditures and improvements, including the expansion, renovation, redevelopment and repositioning of our existing communities;

•	cash funding needs of our unconsolidated ventures for operating, capital expenditure and financing needs;

•	cash collateral required to be posted in connection with our financial instruments and insurance programs;

•	purchases of common stock under our share repurchase authorization; and

•	other corporate initiatives (including information systems and other strategic projects).

We are highly leveraged and have significant debt and lease obligations. As of September 30, 2018, we have two principal corporate-level debt obligations: our $400.0 million secured credit facility and our separate unsecured letter of credit facilities providing for up to $66.2 million of letters of credit in the aggregate. As of September 30, 2018, 94.1%, or $3.5 billion, of our total debt obligations represent non-recourse property-level mortgage financings.

As of September 30, 2018, we had $3.7 billion of debt outstanding excluding capital and financing lease obligations, at a weighted-average interest rate of 4.80%. No balance was drawn on our secured credit facility as of September 30, 2018. As of September 30, 2018, we had $932.9 million of capital and financing lease obligations and $107.8 million of letters of credit had been issued under our secured credit facility and separate unsecured letter of credit facilities. For the twelve months ending September 30, 2019 we will be required to make approximately $70.3 million and $303.9 million of cash payments in connection with our existing capital and financing leases and our operating leases, respectively.

Total liquidity of $458.6 million as of September 30, 2018 included $133.7 million of unrestricted cash and cash equivalents (excluding restricted cash and lease security deposits of $116.5 million in the aggregate), and $324.9 million of availability on our secured credit facility.

As of September 30, 2018, we had $326.1 million of negative working capital. Due to the nature of our business, it is not unusual to operate in the position of negative working capital because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pay down long-term liabilities, to fund capital expenditures, in connection with our portfolio optimization initiative, and to pursue strategic business development opportunities. As of September 30, 2018, the current portion of long-term debt was $487.8 million, which includes the carrying value of $60.8 million of mortgage debt due in January 2019 and $158.6 million of mortgage debt related to 32 communities classified as held for sale as of September 30, 2018.

Over the near term, we expect to increase our cash and cash equivalents through disposing owned communities and obtaining debt secured by non-recourse mortgages on certain communities. We continue to execute on our plan to market in 2018 and sell 26 owned communities, 19 of which were under contract for sale and included in assets held for sale as of September 30, 2018. We believe the sale of these 26 owned communities will generate more than $250 million of proceeds, net of associated debt and transaction costs. As part of this plan, we completed the disposition of Brookdale Battery Park on November 1, 2018 and received proceeds of approximately $144 million, net of associated debt and transaction costs. During the fourth quarter of 2018 we intend to complete mortgage financing and re-financing transactions for several communities and to obtain a new or amended secured credit facility with a reduced revolving line of credit.

The closings of the expected sales of assets are, or will be, subject to the satisfaction of various conditions, including (where applicable) the receipt of regulatory approvals and (where applicable) subject to our successful marketing of such assets on terms acceptable to us, and the closings of the foregoing financing plans are subject to our successful negotiation of such transactions. There can be no assurance that the transactions will close, or if they do, when the actual closings will occur.

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

Through our Program Max initiative, we intend to expand, renovate, redevelop and reposition certain of our communities where economically advantageous. Certain of our communities may benefit from additions and expansions or from adding a new level of service for residents to meet the evolving needs of our customers. These Program Max projects include converting space from one level of care to another, reconfiguration of existing units, the addition of services that are not currently present or physical plant modifications. We currently have seven Program Max projects that have been approved, most of which have begun construction and are expected to generate 91 net new units.

The following table summarizes our actual capital expenditures for the nine months ended September 30, 2018 for our consolidated business:

(in millions)	Nine Months Ended September 30, 2018
Community-level capital expenditures, net (1)	$97.3
Corporate (2)	33.4
Non-development capital expenditures, net (3)	130.7
Development capital expenditures, net (4)	20.1
Total capital expenditures, net	$150.8

(1)	Reflects the amount invested, net of lessor reimbursements of $1.8 million.

(2)
Includes $9.3 million of remediation costs at our communities resulting from Hurricanes Harvey and Irma and for the acquisition of emergency power generators at our impacted Florida communities. Amounts exclude reimbursement from our property and casualty insurance policies of approximately $1.1 million.

(3)	Amount is included in Adjusted Free Cash Flow.

(4)	Reflects the amount invested, net of lessor reimbursements of $1.7 million.

We expect our full-year 2018 non-development capital expenditures, net of lessor reimbursements, to be approximately $180 million, and our development capital expenditures, net of lessor reimbursements, to be approximately $30 million. Our expectations regarding full-year 2018 non-development capital expenditures include up to $25 million for remediation resulting from hurricanes and the acquisition of emergency power generators at certain Florida communities. Following Hurricane Irma, legislation was adopted in the State of Florida in March 2018 that requires skilled nursing homes and assisted living communities in Florida to obtain generators and fuel necessary to sustain operations and maintain comfortable temperatures in the event of a power outage. Our impacted Florida communities must comply with the requirements by January 1, 2019, subject to extension in certain circumstances. We anticipate that our 2018 capital expenditures will be funded from cash on hand, cash flows from operations, and, if necessary, amounts drawn on our secured credit facility.

As part of our redefined strategy for 2018, we recently completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our communities are in appropriate physical condition to support our redefined strategy. As part of the review, we also wanted to determine what additional investments are needed to protect the value of our community portfolio. As a result of that review and based on our preliminary 2019 budget decisions, we anticipate making significant additional near-term investments in our communities. For 2019, this includes increased spend in our community-level capital expenditures primarily attributable to major building infrastructure projects. A portion of these increased expenditures will be reimbursed by our lessors, and net of such reimbursements we anticipate that our non-development capital expenditures will be up to $75 million higher than our 2018 spend. We intend to fund the anticipated increase with a portion of the net proceeds expected as a result of our disposition of owned communities and obtaining debt secured by non-recourse mortgages on certain communities.

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

As of September 30, 2018, no borrowings were outstanding on the revolving credit facility, $41.7 million of letters of credit were outstanding, and the revolving credit facility had $324.9 million of availability. We also had separate unsecured letter of credit facilities of up to $66.2 million in the aggregate as of September 30, 2018. Letters of credit totaling $66.1 million had been issued under these separate facilities as of that date.

Long-Term Leases

As of September 30, 2018, we have 366 communities operated under long-term leases (258 operating leases and 108 capital and financing leases). The substantial majority of our lease arrangements are structured as master leases. Under a master lease, numerous communities are leased through an indivisible lease. The Company typically guarantees the performance and lease payment obligations of its subsidiary lessees under master leases. Due to the nature of such master leases, it is difficult to restructure the composition of such leased portfolios or economic terms of the leases without the consent of the applicable landlord. In addition, an event of default related to an individual property or limited number of properties within a master lease portfolio may result in a default on the entire master lease portfolio.

The leases relating to these communities are generally fixed rate leases with annual escalators that are either fixed or tied to changes in leased property revenue or the consumer price index. We are responsible for all operating costs, including repairs, property taxes and insurance. The initial lease terms primarily vary from 10 to 20 years and generally include renewal options ranging from 5 to 20 years. The remaining base lease terms vary from less than one year to 14 years and generally provide for renewal or extension options and in some instances, purchase options.

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

For the three months ended September 30, 2018, our cash lease payments for our capital and financing leases and our operating leases were $31.6 million and $74.0 million, respectively. For the nine months ended September 30, 2018, our cash lease payments for our capital and financing leases and our operating leases were $110.3 million and $250.7 million, respectively. For the twelve months ending September 30, 2019, we will be required to make approximately $70.3 million and $303.9 million of cash lease payments in connection with our existing capital and financing leases and our operating leases, respectively.

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

As of September 30, 2018, we are in compliance with the financial covenants of our outstanding debt agreements and long-term leases.

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

During the three months ended June 30, 2018, the Company restructured a portfolio of 128 communities leased from Ventas, which included an extension of the initial lease term through December 31, 2025, and the Company terminated the triple net leases with respect to 37 communities leased from Welltower. As a result, the Company's payment obligations decreased $36.4 million, $56.1 million and $9.4 million for the years ending December 31, 2018, 2019, and 2020 and increased $27.6 million, $41.4 million, and $74.1 million for each of the years ending December 31, 2021, 2022, and thereafter, respectively. See Note 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the Ventas and Welltower transactions.

There were no other material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have an interest in any "off-balance sheet arrangements" (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We own an interest in an unconsolidated venture as described under Note 14 to the condensed consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment in the venture. We also own interests in certain other unconsolidated ventures that are not considered variable interest entities. The equity method of accounting has been applied in the accompanying financial statements with respect to our investment in unconsolidated ventures.

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

The table below reconciles Adjusted EBITDA from net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$(37,140)	$(413,929)	$(659,883)	$(586,627)
(Benefit) provision for income taxes	(17,763)	(31,218)	(17,724)	50,075
Equity in loss of unconsolidated ventures	1,340	6,722	6,907	10,311
Debt modification and extinguishment costs	33	11,129	77	11,883
(Gain) loss on sale of assets	(9,833)	233	(76,586)	1,383
Other non-operating (income) expense	17	(2,621)	(8,074)	(6,519)
Interest expense	68,626	79,999	215,067	249,544
Interest income	(1,654)	(1,285)	(7,578)	(2,720)
Income (loss) from operations	3,626	(350,970)	(547,794)	(272,670)
Depreciation and amortization	110,980	117,649	341,351	366,023
Goodwill and asset impairment	5,500	368,551	451,966	390,816
Loss on facility lease termination and modification, net	2,337	4,938	148,804	11,306
Straight-line lease (income) expense	(1,815)	(3,078)	(10,410)	(9,204)
Amortization of (above) below market lease, net	(672)	(1,697)	(4,246)	(5,091)
Amortization of deferred gain	(1,090)	(1,091)	(3,269)	(3,277)
Non-cash stock-based compensation expense	6,035	7,527	20,710	22,547
Adjusted EBITDA (1)	$124,901	$141,829	$397,112	$500,450

(1)
The calculation of Adjusted EBITDA includes transaction and organizational restructuring costs of $3.2 million and $25.4 million for the three and nine months ended September 30, 2018, respectively. The calculation of Adjusted EBITDA includes transaction and strategic project costs of $2.8 million and $14.5 million for the three and nine months ended September 30, 2017, respectively. Transaction costs include third party costs directly related to acquisition and disposition activity, community financing and leasing activity, our assessment of options and alternatives to enhance stockholder value, and stockholder relations advisory matters, and are primarily comprised of legal, finance, consulting, professional fees and other third party costs. Organizational restructuring costs include those related to our efforts to reduce general and administrative expense and our senior leadership changes, including severance and retention costs. Strategic project costs include costs associated with certain strategic projects related to refining our strategy, building out enterprise-wide capabilities (including the EMR roll-out project) and reducing costs and achieving synergies by capitalizing on scale.

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

We adopted ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") on January 1, 2018 and have applied ASU 2016-15 retrospectively for all periods presented. Among other things, ASU 2016-15 provides that debt prepayment and extinguishment costs will be classified within financing activities in the statement of cash flows. We have identified $10.6 million and $11.2 million of cash paid for debt modification and extinguishment costs for the three and nine months ended September 30, 2017, respectively, which we have retrospectively classified as cash flows from financing activities, resulting in a corresponding increase to the amount of net cash provided by operating activities for such periods. We did not change our definition of Adjusted Free Cash Flow upon our adoption of ASU 2016-15. Following our adoption of ASU 2016-15, the amount of Adjusted Free Cash Flow increased $10.6 million and $11.2 million for the three and nine months ended September 30, 2017, respectively. See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about ASU 2016-15.

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

The table below reconciles our Adjusted Free Cash Flow from our net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net cash provided by operating activities	$71,924	$93,791	$170,508	$294,323
Net cash used in investing activities	(24,539)	(263,884)	(13,027)	(523,378)
Net cash (used in) provided by financing activities	(37,949)	314,738	(239,929)	310,552
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,436	$144,645	$(82,448)	$81,497

Net cash provided by operating activities	$71,924	$93,791	$170,508	$294,323
Changes in operating assets and liabilities	(9,727)	(22,101)	26,749	(13,910)
Proceeds from refundable entrance fees, net of refunds	(368)	(687)	(316)	(2,241)
Lease financing debt amortization	(13,370)	(14,626)	(53,271)	(46,256)
Loss on facility lease termination and modification, net	—	—	13,044	—
Distributions from unconsolidated ventures from cumulative share of net earnings	(1,012)	(473)	(2,159)	(1,365)
Non-development capital expenditures, net	(41,275)	(41,005)	(130,692)	(114,559)
Property insurance proceeds	—	1,461	156	4,430
Adjusted Free Cash Flow (1)	$6,172	$16,360	$24,019	$120,422

(1)
The calculation of Adjusted Free Cash Flow includes transaction and organizational restructuring costs of $3.2 million and $25.4 million for the three and nine months ended September 30, 2018, respectively. The calculation of Adjusted Free Cash Flow includes transaction and strategic project costs of $2.8 million and $14.5 million for the three and nine months ended September 30, 2017, respectively.

The table below reconciles our proportionate share of Adjusted Free Cash Flow of unconsolidated ventures from net cash provided by operating activities of such unconsolidated ventures. For purposes of this presentation, amounts for each line item represent the aggregate amounts of such line items for all of our unconsolidated ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net cash provided by operating activities	$24,497	$62,054	$122,269	$207,845
Net cash used in investing activities	(14,623)	(16,476)	(45,011)	(1,186,999)
Net cash (used in) provided by financing activities	(9,702)	(32,514)	(62,361)	1,074,859
Net increase in cash, cash equivalents and restricted cash	$172	$13,064	$14,897	$95,705

Net cash provided by operating activities	$24,497	$62,054	$122,269	$207,845
Changes in operating assets and liabilities	7,163	(5,615)	(5,556)	(20,088)
Proceeds from refundable entrance fees, net of refunds	(2,500)	(6,309)	(12,535)	(15,702)
Non-development capital expenditures, net	(14,822)	(28,659)	(53,750)	(69,425)
Property insurance proceeds	—	614	1,535	1,841
Adjusted Free Cash Flow of unconsolidated ventures	$14,338	$22,085	$51,963	$104,471

Brookdale's proportionate share of Adjusted Free Cash Flow of unconsolidated ventures	$8,352	$6,709	$19,974	$23,379

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changes in interest rates charged on our credit facilities, other floating-rate indebtedness and lease payments subject to floating rates. The impact on earnings and the value of our long-term debt and lease payments are subject to change as a result of movements in market rates and prices. As of September 30, 2018, we had approximately $2.2 billion of long-term fixed rate debt, $1.5 billion of long-term variable rate debt, and $0.9 billion of capital and financing lease obligations. As of September 30, 2018, our total fixed-rate debt and variable-rate debt outstanding had a weighted-average interest rate of 4.80%.

We enter into certain interest rate cap agreements with major financial institutions to effectively manage our risk above certain interest rates on variable rate debt. As of September 30, 2018, $2.2 billion, or 59.5%, of our long-term debt, excluding our capital and financing lease obligations, has fixed rates. As of September 30, 2018, $820.2 million, or 22.2%, of our long-term debt, excluding capital and financing lease obligations, is variable rate debt subject to interest rate cap agreements. The remaining $677.8 million, or 18.3%, of our debt is variable rate debt not subject to any interest rate cap or swap agreements. Our outstanding variable rate debt is indexed to LIBOR, and accordingly our annual interest expense related to variable rate debt is directly affected by movements in LIBOR. After consideration of hedging instruments currently in place, increases in LIBOR of 100, 200, 500 and 1,000 basis points would have resulted in additional annual interest expense of $15.3 million, $29.0 million, $53.7 million and $88.2 million, respectively. Certain of the Company's variable debt instruments include springing provisions that obligate the Company to acquire additional interest rate caps in the event that LIBOR increases above certain levels, and the implementation of those provisions would result in additional mitigation of interest costs.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)
The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2018 by or on behalf of the Company or any ''affiliated purchaser,'' as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
7/1/2018 - 7/31/2018	—	—	—	90,360
8/1/2018 - 8/31/2018	15,777	$8.20	—	90,360
9/1/2018 - 9/30/2018	—	—	—	90,360
Total	15,777	$8.20	—

(1)
Consists entirely of shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)
On November 1, 2016, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $100.0 million in the aggregate of its common stock. The share repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. No shares were purchased pursuant to the repurchase program during the three months ended September 30, 2018, and approximately $90.4 million remained available under the repurchase program as of September 30, 2018.

Item 6.  Exhibits

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-32641)).
3.1.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 30, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 5, 2014 (File No. 001-32641)).

3.1.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 5, 2018 (File No. 001-32641)).

3.2	Amended and Restated Bylaws of the Company, dated October 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 5, 2018 (File No. 001-32641)).
4.1	Form of Certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on November 7, 2005 (File No. 333-127372)).
10.1
Amendment No. 1 effective September 1, 2018 to Master Lease and Security Agreement dated as of April 26, 2018 by and between certain of the Company's affiliates named therein as lessees and certain of the affiliates of Ventas, Inc. named therein as lessors.†

10.2	Offer Letter Agreement dated as of August 8, 2018 by and between the Company and Steven E. Swain.
10.3	Restricted Share Agreement under the Amended and Restated 2014 Omnibus Incentive Plan dated as of September 10, 2018 by and between the Company and Steven E. Swain (Performance Vesting).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKDALE SENIOR LIVING INC.
(Registrant)

By:	/s/ Steven E. Swain
Name:	Steven E. Swain
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 6, 2018